Form 10-K
period 2016-12-31
Athene Holding Ltd
filed 2017-03-16
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-37963
(Commission file number)

ATHENE HOLDING LTD.
(Exact name of registrant as specified in its charter)

	Bermuda			98-0630022
	(State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification Number)

96 Pitts Bay Road
Pembroke, HM08, Bermuda
(441) 279-8400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class			Name of exchange on which registered
	Class A Common Shares, par value $0.001			New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common equity.

The number of shares of each class of our common stock outstanding is set forth in the table below, as of March 1, 2017:

	Class A common shares	77,410,448	Class M-2 common shares	1,005,625
	Class B common shares	111,852,897	Class M-3 common shares	1,293,200
	Class M-1 common shares	3,445,767	Class M-4 common shares	5,348,992

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	261

ATHENE HOLDING LTD.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this Annual Report on Form 10-K, the following terms have the meanings set forth below:

Athene Holding Ltd. and Related Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, LP
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company, formerly known as Liberty Life Insurance Company, the parent insurance company of our U.S. insurance subsidiaries
AAIA	Athene Annuity and Life Company, formerly known as Aviva Life and Annuity Company
AAM	Athene Asset Management, L.P.
AAME	Apollo Asset Management Europe, LLP (together with certain of its affiliates)
AANY	Athene Annuity & Life Assurance Company of New York
AD	Athene Deutschland GmbH, formerly known as Delta Lloyd Deutschland AG
ADKG	Athene Deutschland Holding GmbH & Co. KG
AGS	Apollo Global Securities, LLC
AHL	Athene Holding Ltd.
ALACNY	Aviva Life and Annuity Company of New York, now known as ALICNY
ALIC	Athene Life Insurance Company
ALICNY	Athene Life Insurance Company of New York, formerly known as ALACNY
ALRe	Athene Life Re Ltd.
ALV	Athene Lebensversicherung AG, formerly known as Delta Lloyd Lebensversicherung AG
AmeriHome	AmeriHome Mortgage Company, LLC
AMTG	Apollo Residential Mortgage, Inc.
APK	Athene Pensionskasse AG, formerly known as Delta Lloyd Pensionskasse AG
Apollo	Apollo Global Management, LLC
Apollo Group
(1) Apollo, (2) the AAA Investor, (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders and (5) any affiliate of any of the foregoing (except that AHL and its subsidiaries and employees of AHL, its subsidiaries or AAM are not members of the Apollo Group)

ARI	Apollo Commercial Real Estate Finance, Inc.
Athene USA	Athene USA Corporation, formerly known as Aviva USA Corporation
DLD	Delta Lloyd Deutschland AG, now known as Athene Deutschland GmbH
German Group Companies	Athene Deutschland GmbH, Athene Deutschland Holding GmbH & Co. KG, Athene Deutschland Verwaltungs GmbH, Athene Lebensversicherung AG and Athene Pensionskasse AG
Liberty Life	Liberty Life Insurance Corporation
Luxembourg subsidiary	Athene Real Estate Management Company s.a.r.l, formerly known as Delta Lloyd Real Estate Management Company s.a.r.l
MidCap	MidCap FinCo Limited
MidCap Financial	MidCap Financial Holdings, LLC
MidCap Holdings	MidCap FinCo Holdings Limited

ATHENE HOLDING LTD.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
AUM	Assets under management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital
The capital of ALRe calculated under U.S. statutory accounting principles, including that for policyholder reserve liabilities which are subjected to U.S. cash flow testing requirements, but excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves.

Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CAGR	Compound annual growth rate
CAL	Company action level RBC as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Capital ratio
Ratios calculated (1) with respect to our U.S. insurance subsidiaries, by reference to RBC, (2) with respect to ALRe, by reference to BSCR, and (3) with respect to our German Group Companies, by reference to SCR

Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our FIAs, option costs
DAC	Deferred acquisition costs
Deferred annuities	FIAs, annual reset annuities and MYGAs
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	Fixed rate annuity is an insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GLWB	Guaranteed living withdrawal benefits
GMDB	Guaranteed minimum death benefits
IID	Iowa Insurance Division
IMA	Investment management agreement
IMO	Independent marketing organization
IMR	Interest maintenance reserve, which is a reserve required by U.S. statutory accounting principles to accumulate realized gains and losses resulting from fluctuations in interest rates
Invested assets
The sum of (a) total investments on the consolidated balance sheet with AFS securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities' assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions).

Investment margin	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders
IRIS	Insurance Regulatory Information System
LIMRA	Life Insurance and Market Research Association
MCR	Minimum capital requirements

ATHENE HOLDING LTD.

Term or Acronym	Definition
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
NAIC	National Association of Insurance Commissioners
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period.
North America Accounts	The invested assets in our U.S. and Bermuda accounts owned by us or in accounts supporting reinsurance ceded to our subsidiaries by third-party insurers
NYSDFS	New York State Department of Financial Services
OTTI	Other-than-temporary impairment
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Reserve liabilities
The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverables, excluding policy loans ceded. Reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements.

Rider reserves	Guaranteed living withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales
All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
Total return
A measure of the historical performance of a portfolio computed using the modified Dietz method, which divides the total gain or loss in value of the portfolio, net of external flows, by the average value of the portfolio over the period of measurement

U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

As used in this Form 10-K, unless the context otherwise indicates, any reference to "Athene," "our Company," "the Company," "us," "we" and "our" refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to "AHL" refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (report), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “seek,” “assume,” “believe,” “may,” “will,” “should,” “could,” “would,” “likely” and other words and terms of similar meaning, including the negative of these or similar words and terms, in connection with any discussion of the timing or nature of future operating or financial performance or other events. However, not all forward-looking statements contain these identifying words. Forward-looking statements appear in a number of places throughout and give our current expectations and projections relating to our financial condition, results of operations, plans, strategies, objectives, future performance, business and other matters.

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. There can be no assurance that actual developments will be those anticipated by us. In addition, even if our consolidated results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Item 1A. Risk Factors. Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have;

•	interest rate fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	foreign currency fluctuations;

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	introduction of the proposed European Union financial transaction tax;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

•
the termination by Athene Asset Management, L.P. (AAM) or Apollo Asset Management Europe, LLP (AAME) of its investment management or advisory agreements with us and limitations on our ability to terminate such arrangements;

•	AAM’s or AAME’s dependence on key executives and inability to attract qualified personnel;

•	increased regulation or scrutiny of alternative investment advisers and certain trading methods;

•
potential changes to regulations affecting, among other things, transactions with our affiliates, the ability of our subsidiaries to make dividend payments or distributions to us, acquisitions by or of us, minimum capitalization and statutory reserve requirements for insurance companies and fiduciary obligations on parties who distribute our products;

•	suspension or revocation of our subsidiaries’ insurance and reinsurance licenses;

•	Athene Holding Ltd. (AHL) or Athene Life Re Ltd. (ALRe) becoming subject to U.S. federal income taxation;

•	adverse changes in U.S. tax law;

•	our being subject to U.S. withholding tax under Foreign Account Tax Compliance Act;

•	our potential inability to pay dividends or distributions; and

•	other risks and factors listed under Item 1A. Risk Factors.

We caution you that the important factors referenced above may not be exhaustive. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect or anticipate. In light of these risks, you should not place undue reliance upon any forward-looking statements contained in this report. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation, except as may be required by law, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

Item 1.    Business

Item 1.    Business

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo Global Management, LLC (Apollo) and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals across the world as well as Apollo’s global asset management infrastructure that, as of December 31, 2016, supported more than $191 billion of assets under management (AUM) across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries’ headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have been able to generate strong financial returns in a multi-year low rate environment. We believe we have fewer legacy liability issues than our peers given that all of our retail and flow reinsurance liabilities were underwritten after the financial crisis, and the majority of the liabilities we acquired through our acquisitions and block reinsurance were acquired at a discount to book value.

We have established a significant base of earnings and, as of December 31, 2016, have an expected annual investment margin of 2-3% over the 7.8 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. Even as we have grown to $72.4 billion in investments, including related parties, $71.8 billion in invested assets and $86.7 billion of total assets as of December 31, 2016, we have continued to approach both sides of the balance sheet with an opportunistic mindset because we believe quickly identifying and capitalizing on market dislocations allows us to generate attractive, risk-adjusted returns for our shareholders. Further, our multiple distribution channels support growing origination across market environments and better enable us to achieve continued balance sheet growth while maintaining attractive profitability. We believe that in a typical market environment, we will be able to profitably grow through our organic channels, including retail, flow reinsurance and institutional products. In more challenging market environments, we believe that we will see additional opportunities to grow through our inorganic channels, including acquisitions and block reinsurance, due to market stress during those periods. We are diligent in setting our return targets based on market conditions and risks inherent to our products offered and acquisitions or block reinsurance transactions. In general, we may accept lower returns on products which may provide more certain return characteristics, such as funding agreements, and we may require higher returns for products or transactions where there is more inherent risk in meeting our return targets, such as with acquisitions. Generally, we target mid-teen returns for sources of organic growth and higher returns for sources of inorganic growth. If we are unable to source liabilities with our desired return profile in one of our channels, we generally will not sacrifice profitability solely for the sake of increasing market share and instead we will typically focus on our other channels to identify growth opportunities that meet our preferred risk and return profile.

As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the year ended December 31, 2016, in our Retirement Services segment described below, we generated an investment margin on deferred annuities of 2.77% and an operating ROE excluding AOCI of 19.1%. We currently maintain what we believe to be high capital ratios for our rating and hold more than $1.5 billion of capital in excess of the level we believe is needed to support our current operating strategy, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities. Because we hold this strategic capital to implement our opportunistic strategy and to enable us to explore deployment opportunities as they arise, and because we are investing for future growth, our consolidated ROE for the year ended December 31, 2016 was 13.1%, and our consolidated operating ROE excluding AOCI for the same period was 12.5%, in each case, without the benefit of any financial leverage or capital return through dividends or share buyback programs. On a consolidated basis, for the year ended December 31, 2016, we generated net income available to AHL shareholders of $805 million, and operating income, net of tax, of $760 million. Investment margin, operating income, net of tax, and operating ROE excluding AOCI are not calculated in accordance with GAAP. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Measures for additional discussions regarding non-GAAP measures.

As of December 31, 2016, we had $6.9 billion of total AHL shareholders’ equity and $6.5 billion of total AHL shareholders’ equity excluding AOCI. Our top-level U.S. insurance subsidiary, Athene Annuity & Life Assurance Company (AADE), had a U.S. RBC ratio of 478% and ALRe had a Bermuda Solvency Capital Requirement (BSCR) ratio of 228%, each as of December 31, 2016. Our ALRe RBC ratio, which is used in evaluating our capital position and the amount of capital needed to support our Retirement Services segment, was 529% as of December 31, 2016, when applying the National Association of Insurance Commissioners (NAIC) RBC factors. Our main insurance subsidiaries are rated A- for financial strength by each of S&P and Fitch, each with a stable outlook, and by A.M. Best, with a positive outlook. AHL has a counterparty credit rating of BBB from S&P and an issuer default rating of BBB from Fitch, each with a stable outlook, and an issuer credit rating of bbb- from A.M. Best, with a positive outlook. See Financial Strength Ratings. We currently have no financial leverage, and have an undrawn $1.0 billion credit facility in place to provide an additional liquidity cushion in challenging economic or business environments or to provide additional capital support.

Item 1.    Business

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations, which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities (MYGA), fixed indexed annuities (FIA), traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our funding agreement backed notes (FABN) program is included in our Retirement Services segment. Corporate and Other includes certain other operations related to our corporate activities and our German operations, which is primarily comprised of participating long-duration savings products. In addition to our German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other we also hold more than $1.5 billion of capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

We believe we hold a sufficient amount of capital in our Retirement Services segment to support our core operating strategies. This level of capital may fluctuate depending on the mix of both our assets and our liabilities, and also reflects the level of capital needed to support or improve our current ratings as well as our risk appetite based on our internal risk models. The level of capital we currently allocate to our Corporate non-reportable segment is our U.S. subsidiaries’ statutory capital in excess of a U.S. RBC ratio of 400%, as well as the Bermuda capital for ALRe in excess of 400% RBC when also applying NAIC RBC factors. We view this excess as strategic capital, which we expect to deploy for additional organic and inorganic growth opportunities as well as expect to contribute to ratings improvements over time. We manage our capital to levels which we believe would remain consistent with our current ratings in a recessionary environment. For additional information regarding our segments, including financial information related thereto, refer to Note 19 – Segment Information to the consolidated financial statements.
We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the United States, the lack of tax advantaged alternatives for people trying to save for retirement and expectations of a rising interest rate environment. To date, most of our products sold and acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value, and provides protection against investment loss. Our policies often include surrender charges (86% of our deferred annuity products, as of December 31, 2016) or market value adjustments (MVA) (73% of our deferred annuity products, as of December 31, 2016), both of which increase persistency and protect our ability to meet our obligations to policyholders.
Our organic channels have provided deposits of $8.8 billion, $3.9 billion and $2.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Withdrawals on our deferred annuities were $4.2 billion, $4.4 billion and $4.4 billion for the years ended December 31, 2016, 2015 and 2014, respectively. While there can be no assurance that we will meet our growth targets, we believe that our new deposits should continue to significantly surpass our withdrawals as we continue to grow our retail and flow reinsurance channels. Absent any significant unexpected market conditions or regulatory impacts and assuming we can meet our pricing targets, we believe that with our ratings and the strong growth in our organic channel in 2016, new deposits from our organic channels and withdrawal experience with respect to our deferred annuities should be similar in the near-to-mid-term to our 2016 production and withdrawal experience, respectively. Within our organic channels, we have focused on developing a diverse suite of products that allow us to meet our risk and return profiles, even in today’s low rate environment. As a result, not only were we able to deliver strong organic growth in 2016, but we were able to do so without sacrificing profitability. Going forward, we believe the 2015 upgrade of our financial strength ratings to A- by each of S&P, Fitch and A.M. Best, as well as our 2016 outlook upgrade to positive by A.M. Best and our recent FIA and MYGA new product launches will continue to enable us to increase penetration in our existing organic channels and access new markets within our retail channel, such as selling through financial institutions. This increased penetration will allow us to source additional volumes of profitably underwritten liabilities. Our organic channels currently include:

•
Retail, from which we provide retirement solutions to our policyholders primarily through approximately 60 independent marketing organizations (IMO). Within our retail channel we had fixed annuity sales of $5.3 billion, $2.5 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

•
Flow reinsurance, which provides a diversified channel for us to source long-term liabilities with attractive crediting rates. Within our flow reinsurance channel, we generated $3.5 billion, $1.1 billion and $349 million in deposits for the years ended December 31, 2016, 2015 and 2014, respectively.

•
Institutional products, which include funding agreements and pension risk transfer transactions. In October 2015, we sold a $250 million funding agreement in our inaugural transaction under our FABN program and, in the first quarter of 2017, we sold funding agreements in the aggregate principal amount of $650 million under our FABN program. We are pursuing pension risk transfer transactions in 2017.

Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions. We are highly selective in the transactions that we pursue; ultimately closing only those that are well aligned with our core competencies and pricing discipline. Since our inception, we have evaluated a significant number of merger and acquisition opportunities and have closed on five acquisitions. In connection with our five acquisitions through December 31, 2016, we sourced reserve liabilities backed by approximately $65.9 billion in total assets (net of $9.3 billion in assets

Item 1.    Business

ceded through reinsurance). The aggregate purchase price of our acquisitions was less than the aggregate statutory book value of the businesses acquired.

We have sourced a high quality portfolio of invested assets. Because we have remained disciplined in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high quality assets and generate attractive earnings. As of December 31, 2016, approximately 93.2% of our AFS fixed maturity securities, including related parties, were rated NAIC 1 or NAIC 2, the two highest credit rating designations under the NAIC’S criteria (with investments of our German operations rated by applying NRSRO equivalent ratings to map NAIC ratings). In addition to our core fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments. For instance, our alternative investment positions include significant equity stakes in two asset platforms that originate high quality credit assets (such as residential mortgage loans (RML), leveraged loans and mortgage servicing rights) that are well aligned with our investment strategy. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile and identify asset opportunities with an emphasis on earning incremental yield by taking liquidity risk and complexity risk, rather than assuming solely credit risk. While alternative investments are a relatively small portion of our overall portfolio, our alternative investments strategy has been an important driver of returns. In general, we target returns for alternative investments of 10% or higher on an internal rate of return (IRR) basis over the expected lives of such investments.

Through our efficient corporate structure and operations, we believe we have built a cost-effective platform to support our growth opportunities. We believe our fixed operating cost structure supports our ability to maintain an attractive financial profile across market environments. Additionally, we believe we have designed our platform to be highly scalable and support growth without significant incremental investment in infrastructure, which allows us to scale our business production up or down because of our cost-effective platform. As a result, we believe we will be able to convert a significant portion of our new business spread into operating income.
Relationship with Apollo
We have a strategic relationship with Apollo which allows us to leverage the scale of its asset management platform. Apollo’s indirect subsidiary, AAM, serves as our investment manager. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. The Apollo Group consists of (1) Apollo,
(2) AAA Guarantor - Athene, L.P. (AAA Investor), (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders and (5) any affiliate of any of the foregoing (except that AHL and its subsidiaries and employees of AHL, its subsidiaries or AAM are not members of the Apollo Group). Members of the Apollo Group are significant owners of our common shares and Apollo employees serve on our board of directors. We expect our strategic relationship with Apollo to continue for the foreseeable future. See Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Apollo Group controls and is expected to continue to control 45% of the total voting power of AHL and five of our 13 directors are employees of or consultants to Apollo and our Chairman, Chief Executive Officer and Chief Investment Officer is a dual employee of both AHL and AAM. Further, our bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions).
Competitive Strengths
We believe the following strengths will allow us to capitalize on the growth prospects for our business:

•
Ideal Platform to Capitalize on Positive Demographic and Market Trends. We have designed our products to capitalize on the growing need for retirement savings solutions. Our products provide protection against market downturns and offer interest which compounds on a tax-deferred basis until funds are distributed. Many of our products also provide the potential to earn interest based on the performance of a market index. These features provide distinct advantages over traditional savings vehicles such as bank CDs and variable annuities. Despite a challenging interest rate environment, we have been able to profitably source $5.3 billion of fixed annuity products through our retail channel in 2016 by leveraging our product design capabilities, our investment acumen, which allows us to invest at appropriate investment margins, and our scalable operating platform. We offer prudent product features at attractive prices. If investment rates increase due to a rise in interest rates or widening credit spreads, we would be able to offer higher crediting rates, which we believe would generate additional demand for our products and therefore increased sales. Even in a long-term low rate environment, we believe our underwriting expertise and ability to find and compete in areas of the market that are rationally priced will allow us to maintain strong operating results. For example, in prior years, our retail operations have generally not competed aggressively in the guaranteed income rider segment as we historically believed that such riders were not priced within our pricing discipline. However, recently, competitors have been issuing annuities with what we believe are more rationally-priced lifetime income benefit features. In the current environment, we believe that we can grow our retail sales by offering competitive guaranteed income rates while earning an attractive return.

Item 1.    Business

•
Multiple Distribution Channels. We have four dedicated distribution channels to capitalize on retirement services opportunities across market environments and grow our liabilities. Our key distribution channels are retail, reinsurance (including flow and block reinsurance), institutional products (focused on the sale of funding agreements and pension risk transfer transactions) and acquisitions. We intend to maintain a presence within each of these distribution channels with the ability to underwrite liabilities. However, we do not have any market share targets across our organization, which we believe provides us flexibility to respond to changing market conditions in one or more channels and to opportunistically grow liabilities that generate our desired levels of profitability. In a rising interest rate environment, we believe we will be able to profitably increase the volume of our retail, flow reinsurance and institutional product sales and we believe we will see increased acquisition and block reinsurance opportunities in more challenging market environments. We are diligent in setting our return targets based on market conditions and risks inherent to our products offered and acquisitions or block reinsurance transactions. In general, we may accept lower returns on products which may provide more certain return characteristics, such as FABN, and we may require higher returns for products or transactions where there is more inherent risk in meeting our return targets, such as with acquisitions. If market conditions or risks inherent to a product or transaction create return profiles that are not acceptable to us, we generally will not sacrifice our profitability merely to facilitate growth.

•
Superior and Unique Investment Capabilities. We believe our relationships with AAM and Apollo provide access to superior and unique investment capabilities that allow us to invest a portion of our assets in securities that earn us incremental yield by taking liquidity risk and complexity risk, capitalizing on our long-dated and persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming solely credit risk. Our investing capabilities support our ability to sell fixed annuities profitably and to price acquisitions competitively while meeting our return targets. Through AAM, we have access to more than 100 investment and operations professionals who are highly familiar with our business objectives and funding structure. This enables AAM to customize asset allocations and select investments for us that are most appropriate for our business. In addition, our strategic relationship with Apollo provides us with access to Apollo’s broad credit and alternative investment platforms and allows us to leverage the scale, sourcing and investing capabilities, and infrastructure of an asset manager with more than $191 billion of AUM, which includes approximately $71.8 billion of our invested assets as of December 31, 2016. Apollo’s global asset sourcing capabilities in a diverse array of asset classes provide AAM with the opportunity to capitalize on attractive investments for us.

◦
In each of our U.S. acquisitions, we have successfully reinvested our acquired investment portfolio with the objective of achieving higher returns than were achieved on such investments prior to the acquisition. For example, we have reinvested a substantial portion of the investment portfolio acquired in our acquisition of Aviva USA, which contributed to the increase in fixed income and other net investment earned rates on this block of business to 4.12% for the year ended December 31, 2015 from 3.50% (on an annualized basis) for the fourth quarter of 2013.

◦
Apollo and AAM work collaboratively to identify and quickly capitalize on opportunities in various asset classes. For example, we were an early investor in distressed non-agency residential mortgage-backed securities (RMBS) during 2009 and 2010, prior to the strong recovery of that market in later years. By the end of 2010, we had acquired a portfolio of $448 million (approximately 24% of our total invested assets at such time) of non-agency RMBS at discounts to par, well in advance of the significant price improvements in these investments. Today, RMBS continues to represent an important asset class within our investment portfolio. As of December 31, 2016, 14.8% of our invested assets were invested in RMBS, with such securities having an amortized book price of 84% of aggregate par value.

•
AAM selects investments and develops investment strategies prior to our purchase in accordance with our investment limits, and works in concert with our risk management team to stress-test the underwritten assets and asset classes under various negative scenarios. For the years ended December 31, 2016 and 2015, our other-than-temporary impairment (OTTI) as a percentage of our average invested assets was 4 and 5 basis points, respectively.

◦
We also have access to expertise and capabilities to directly originate a wide range of asset classes through AAM and Apollo. Direct origination allows the selection of assets that meet our liability profile and the sourcing of better quality investments.

•
Efficient Corporate Platform to Support Profitability. We believe we have designed an efficient corporate platform to support our portfolio of $71.0 billion of reserve liabilities as of December 31, 2016. Over the 7.8 year weighted average life of our deferred annuities, we expect to generate an annual investment margin of 2-3%.

In addition, our corporate platform enables us to be highly scalable and allows us to onboard incremental business without significant additional investment in infrastructure and with low incremental fixed operating cost. As a result, we believe we should be able to convert a significant portion of incremental net investment income from additional invested assets and liabilities into operating income.

•
Strength of Balance Sheet. We believe the strength of our balance sheet provides confidence to our policyholders and business partners and positions us for continued growth. We presently hold over $1.5 billion in excess capital and have no financial leverage. We maintain what we believe to be high capital ratios for our rating, with our top level insurance subsidiary, AADE, having a U.S. RBC ratio of 478% and ALRe having a BSCR ratio of 228%, each as of December 31, 2016. Our ALRe RBC ratio was 529% as of December 31, 2016, when applying the NAIC RBC factors. To further reinforce our strong liquidity profile, we have access to a $1.0 billion revolving credit facility that is currently undrawn. Our invested assets comprise what we believe to be a highly rated and well diversified portfolio. As of December 31, 2016, approximately 93.2% of our AFS fixed maturity securities, including related parties, were rated NAIC 1 or NAIC 2. These assets are managed against what we believe to be prudently underwritten liabilities, which were, in each case, priced by us after the financial crisis.

Item 1.    Business

•
Robust Risk Management. We have established a comprehensive enterprise risk management (ERM) framework and risk management controls throughout our organization, which are further supported by AAM’s and Apollo’s own risk management capabilities that are intended to help us maintain our continued financial strength. We manage our business, capital and liquidity profile with the objective of withstanding severe adverse shocks, such as the 2007-2008 financial crisis, while maintaining a meaningful buffer above regulatory minimums and above certain capital thresholds to meet our desired credit ratings. Risk management is embedded in all of our business decisions and processes, including acquisitions, asset purchases, product design and underwriting, liquidity and liability management. Certain of the key attributes of our risk management profile are:

◦
We maintain a risk committee of the board of directors charged with the oversight of the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks and with the duty to assist our board of directors and our other board committees with fulfilling their oversight responsibilities for our risk management function.

◦
We believe that we underwrite liabilities and manage new product development prudently. Further, we believe that our strong fixed annuity underwriting provides us with long-dated and persistent liabilities, which we believe are priced at desirable levels to enable us to achieve attractive, risk-adjusted returns.

◦	We believe we have designed our asset liability management (ALM) procedures to protect the Company, within limits, against significant changes in interest rates.

◦	As of December 31, 2016, approximately 86% of our deferred annuity products had surrender charges and 73% had MVAs, each of which provide stability to our reserve liabilities.

◦
As of December 31, 2016, 29% of our invested assets were floating rate investments which would allow us the flexibility to quickly increase our crediting rates in a rising interest rate environment, if desired.

◦
We believe that we maintain an appropriate amount of assets that could be quickly liquidated, if needed, and have an additional liquidity cushion through a $1.0 billion revolving credit facility, which is undrawn as of the date hereof.

◦
We believe we hold a high-quality portfolio, with approximately 93.2% of our AFS fixed maturity securities, including related parties, rated as NAIC 1 or NAIC 2 as of December 31, 2016 (with investments of our German operations rated by applying NRSRO equivalent ratings to map NAIC ratings).

◦	AAM evaluates our structured securities at the time of acquisition using AAM’s proprietary credit models.

◦	Even during periods of moderate economic stress, based on our modeled estimates, we maintain what we believe to be an appropriate amount of liquidity to invest in opportunities as they arise.

•
Highly Experienced Management Team with Demonstrable Track Record. Our highly successful, entrepreneurial senior management team has extensive experience in building companies, insurance operations, and investment management. We have assembled a management team of individuals who bring strong capabilities and experience to each facet of running our company. We are led by three well known and well respected industry executives with an average of 30 years of experience. James R. Belardi, our Chairman and founder, spent the majority of his career as the President of SunAmerica Life Insurance Company and Chief Investment Officer of American International Group, Inc. (AIG) Retirement Services, Inc. William J. Wheeler, our President, served as President of the Americas Group and Chief Financial Officer at MetLife Inc. (MetLife) prior to joining our company, and Martin P. Klein, our Chief Financial Officer, was previously Chief Financial Officer of Genworth Financial, Inc. Our management team oversees the Company’s activities and its day-to-day management, including through various committees designed to manage our strategic initiatives, risk appetite and investment portfolio.

Growth Strategy
The key components of our growth strategy are as follows:

•
Continue Organic Growth by Expanding Our Distribution Channels. We plan to grow organically by expanding our retail, reinsurance and institutional product distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 60 IMOs and approximately 28,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales.

We expect our retail channel to continue to benefit from the ratings upgrade in 2015, our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities.

Item 1.    Business

Our reinsurance channel also benefited from the 2015 ratings upgrade. We target reinsurance business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. For the years ended December 31, 2016, 2015 and 2014 we generated deposits through our flow reinsurance channel of $3.5 billion, $1.1 billion and $349 million, respectively. We expect to grow this channel further as we continue to add new partners, some of which prefer to do business with higher rated counterparties such as us.
In addition, after having sold our first funding agreement under our FABN program in 2015, we sold additional funding agreements in the first quarter of 2017 and expect to grow our institutional products channel over time. We are pursuing pension risk transfer transactions in 2017.

•
Pursue Attractive Acquisitions. We plan to continue leveraging our expertise in sourcing and evaluating transactions to grow our business profitably. From our founding through December 31, 2016, we have grown to $71.8 billion in invested assets and $71.0 billion in reserve liabilities, primarily through acquisitions and block reinsurance transactions. We believe that our demonstrated ability to successfully consummate complex transactions, as well as our relationship with Apollo, provide us with distinct advantages relative to other acquirers and reinsurance companies. Furthermore, our business has achieved sufficient scale to provide meaningful operational synergies for the businesses and blocks of business that we acquire. Consequently, we believe we are often sought out by companies looking to transact in the acquisitions and block reinsurance markets.

In furtherance of our strategy of growth through acquisitions, we routinely review and conduct investigations of potential acquisitions of business or blocks of business, some of which may be material. When we believe a favorable opportunity exists, we seek to enter into discussions with target companies or sellers regarding the possibility of such acquisitions. At any given time, we may be in discussions with one or more counterparties. There can be no assurances that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.

•
Expand Our Product Offering and International Presence. Our efforts to date have focused on developing and sourcing retirement savings products and we are continuing such efforts by expanding our retail product offerings. On April 11, 2016, we launched our largest new retail product initiative, whereby we: (1) enhanced our most popular accumulation product, “Performance Elite,” with two new indices, (2) announced a new MYGA product designed for the bank and broker-dealer channel and (3) introduced an income-focused product, “Ascent Pro.” With the introduction of our new MYGA product and Ascent Pro, our retail channel is now competing in a much broader segment of the overall retirement market. For the nine months ended December 31, 2016, new MYGA sales in the IMO and financial institution channels were $603 million and Ascent Pro sales were $1.3 billion.

Additionally, while our organic growth initiatives and acquisitions have largely been focused on opportunities in the United States, our acquisition of Delta Lloyd Deutschland AG (DLD) in October 2015 demonstrated the geographic scalability of our strategy and our ability to capitalize quickly on international market environments as well. While we continue to believe that the European market provides a compelling growth opportunity to amass liabilities at one of the most favorable costs of funding in a number of years, we have come to realize that the opportunity over the next several years is larger than we initially anticipated. We have concluded that, in order to fully capitalize on this opportunity, we would need to commit capital to the European market at a level in excess of our targeted investment size, creating the need for third party capital to support growth. See further discussion on the AGER equity offering within Products–German Products below.
Recently, we have also developed our capabilities to undertake pension risk transfer transactions. Pension risk transfer transactions usually involve the issuance of a group annuity contract, sometimes through a separate account, in exchange for the transfer of pension liabilities from a terminating defined benefit plan. U.S. pension liabilities are estimated to be $2 to $3 trillion with an estimated $1 trillion of liabilities that may become available for closeout, with approximately $15 to $20 billion of expected annual closeout activity over the next several years. We are focused on medium- and large-sized deals where we believe that we can be competitive. We believe that we can leverage our sourcing expertise to underwrite these transactions and maintain our focus on writing profitable new business.

•
Leverage Our Unique Relationship with Apollo and AAM. We intend to continue leveraging our unique relationship with Apollo and AAM to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. For instance, through our relationship with Apollo and AAM, we have indirectly invested in companies including MidCap FinCo Limited (MidCap) and AmeriHome Mortgage Company, LLC (AmeriHome). In 2013, Apollo presented us with an opportunity to fund the acquisition of MidCap, a middle-market lender focused on asset-backed loans, leveraged loans, real estate, rediscount loans and venture loans. Our equity investment in MidCap provides us with an alternative investment that meets the key characteristics we look for including an attractive risk-return profile. Our equity investment in MidCap is held indirectly through an investment fund, AAA Investment (Co-Invest VII), L.P. (CoInvest VII), of which MidCap constituted the majority of the fund's investments. CoInvest VII returned an annualized net investment earned rate of 15.15% and 15.98% for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our equity investment and loans to Midcap were valued at $524 million and $237 million, respectively.

Similarly, in 2013, AAM proposed that Athene and an Apollo co-investor fund and launch AmeriHome, a mortgage lender and servicer with expertise in mortgage industry fundamentals that we believe are key to operating a successful and sustainable mortgage lender/servicer. Like our investment in MidCap, our equity investment in AmeriHome meets the key characteristics we look for in an alternative investment. Our equity investment in AmeriHome is held indirectly through an investment fund, A-A Mortgage Opportunities, LP (A-A Mortgage), and AmeriHome is currently A-A Mortgage’s only investment. Abiding by its core principles, AmeriHome has grown profitably, with A-A Mortgage returning an annualized net investment earned rate of 11.62% and 14.05% for

Item 1.    Business

the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, our equity investment in A-A Mortgage was valued at $417 million.

•
Dynamic Approach to Asset Allocation during Market Dislocations. As we have done successfully in the past, we plan to fully capitalize on future market dislocations to opportunistically reposition our portfolio to capture incremental yield. For example, during 2009-2010, we reinvested a significant portion of our portfolio into RMBS. Additionally, regulatory changes in the wake of the financial crisis have made it more expensive for banks and other traditional lenders to hold certain illiquid and complex assets, notwithstanding the fact that these assets may have prudent credit characteristics. This change in demand has provided opportunities for investors to acquire high-quality assets that offer attractive returns. For example, we see emerging opportunities as banks retreat from direct mortgage lending, structured and asset-backed products, and middle-market commercial loans. We intend to maintain a flexible approach to asset allocation, which will allow us to act quickly on similar opportunities that may arise in the future across a wide variety of asset types.

•
Maintain Risk Management Discipline. Our risk management strategy is to proactively manage our exposure to risks associated with interest rate duration, credit risk and structural complexity of our invested assets. We address interest rate duration and liquidity risks through managing the duration of the liabilities we source with the assets we acquire, and through ALM modeling. We assess credit risk by modeling our liquidity and capital under a range of stress scenarios. We manage the risks related to the structural complexity of our invested assets through AAM’s modeling efforts. The goal of our risk management discipline is to be able to continue growth and to achieve profitable results across various market environments.

Products
We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities and includes fixed deferred and immediate annuities. We sell funding agreements to institutional investors and investors in our FABN program.
The following summarizes our total premiums and deposits, comprised of all products deposits, which generally are not included in revenues on the consolidated statements of income, and premiums collected. Premiums and deposits by product, including those assumed through reinsurance and net of those ceded through reinsurance, are as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Annuities
Fixed indexed annuities	$5,322	$2,808	$2,560
Fixed rate annuities	3,565	883	323
Payout annuities	128	219	195
Total annuities products	9,015	3,910	3,078
Funding agreements	—	250	—
Life and other (excluding German products)	31	72	83
German products	212	81	—
Total premiums and deposits, net of ceded	$9,258	$4,313	$3,161
Reserve liabilities represents our policyholder liability obligations, including liabilities assumed through reinsurance and net of liabilities ceded through reinsurance, and therefore does not correspond to interest sensitive contract liabilities, future policy benefits, dividends payable to policyholders and other policy claims and benefits as disclosed on our consolidated balance sheets. Reserve liabilities includes the reserves related to assumed modified coinsurance (modco) and funds withheld agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions.

Item 1.    Business

The following summarizes our reserve liabilities by product:

	December 31,
(In millions, except percentages)	2016		2015
Annuities
Fixed indexed annuities	$43,501	61.3%	$39,594	60.7%
Fixed rate annuities	13,490	19.0%	10,882	16.7%
Payout annuities	5,446	7.7%	5,708	8.7%
Total annuities products	62,437	88.0%	56,184	86.1%
Funding agreements	957	1.4%	1,451	2.2%
Life and other (excluding German products)	2,176	3.0%	2,094	3.2%
German products	5,381	7.6%	5,542	8.5%
Total reserve liabilities	$70,951	100.0%	$65,271	100.0%
Annuities
We offer deferred and immediate annuities, which are focused on meeting the needs and objectives of people preparing for, approaching or living in retirement. The combination of financial strength, innovative product design and an effective sales strategy enables us to compete successfully in the market and meet the evolving needs of the rapidly growing population of retirees.

Fixed Indexed Annuities – The majority of our reserve liabilities are FIAs. An FIA is a type of insurance contract in which the policyholder makes one or more premium deposits which earn interest at a crediting rate based on a specified market index on a tax deferred basis and is entitled to receive periodic or lump sum payments a specified number of years after the contract has been issued. FIAs allow policyholders the possibility of earning such interest without risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Our FIAs include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law, as well as death benefits as required by non-forfeiture regulations. We generally buy options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.
The value to the policyholder of an FIA contract is equal to the sum of premiums paid, premium bonuses, if any, and index credits based on the change in the relevant market index, subject to a cap (a maximum rate that may be credited), spread (a credited rate determined by deducting a specific rate from the index return) and/or a participation rate (a credited rate equal to a percentage of the index return), less any fees for riders. Caps on our FIA products generally range from 2% to 5% when measured annually and 0.5% to 2% when measured monthly. Participation rates generally range from 25% to 100% of the performance of the applicable market index. Caps, spreads and participation rates can typically be reset no more frequently than annually, and in some instances no more frequently than every two to four years, at the relevant U.S. insurance subsidiary’s discretion, subject to stated policy minimums. Certain riders provide a variety of benefits, such as lifetime income or additional liquidity, for a set charge. As this charge is fixed, the policyholder may lose principal if the index credits received do not exceed the amount of such charge.

We generate FIA income from our investment margin, which is based on the difference between income earned on the investments supporting the liabilities and the interest credited to customers, and fees received for riders. For the year ended December 31, 2016, retail sales of FIA products were $4.5 billion and flow reinsurance of FIA products was $686 million. According to sales information from participating members of LIMRA, for the nine months ended September 30, 2016 (the most recent period that data is currently available), we were the 3rd largest FIA provider in the United States based on retail FIA sales. For the year ended December 31, 2015, retail sales of FIA products were $2.4 billion and flow reinsurance of FIA products was $298 million. According to sales information from participating members of LIMRA, for the year ended December 31, 2015, we were the 6th largest FIA provider in the United States based on retail FIA sales and according to information from participating members of LIMRA, as of December 31, 2015 (the most recent period that specific market share data is currently available), we were the 3rd largest FIA provider based on fixed indexed deferred annuity assets (exclusive of reinsurance).

Fixed Rate Annuities – Fixed rate annuities include annual reset annuities and MYGAs. Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is guaranteed for one year. After such period, we have the ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate at our discretion. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. On April 11, 2016, we introduced our first MYGA product designed for the financial institutions channel. For the year ended December 31, 2016, we had retail sales of $6 million of annual reset annuities and $772 million of MYGAs, as well as flow reinsurance of $2.8 billion of MYGAs. For the year ended December 31, 2015, we had retail sales of $14 million of annual reset annuities and $14 million of MYGAs, as well as flow reinsurance of $830 million of MYGAs. As of December 31, 2016, crediting rates on outstanding annual reset annuities ranged from 1% to 6% and crediting rates on outstanding MYGAs ranged from 1% to 6%. As of December 31, 2016, 53% of our fixed rate annuities were set at the guaranteed minimum crediting rate.

Retirement Services cost of crediting on deferred annuities for the years ended December 31, 2016, 2015 and 2014, was 1.96%, 1.92% and 1.94%, respectively.

Item 1.    Business

Payout Annuities – Payout annuities primarily consist of single premium immediate annuities (SPIA), supplemental contracts and structured settlements. Payout annuities provide a series of periodic payments for a fixed period of time or for the life of the policyholder, based upon the policyholder’s election at the time of issuance. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Supplemental contracts are typically created upon the conversion of a death claim or the annuitization of a deferred annuity. Structured settlements generally relate to legal settlements.

Income Riders to Fixed Annuity Products – Many of our in-force deferred annuities are issued with riders that provide guaranteed living withdrawal benefits (GLWB). Riders providing GLWB features are sometimes referred to as income riders and permit policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies, which provides policyholders with greater flexibility in the future. Income riders, particularly on FIAs, have become very popular among policyholders. LIMRA estimates that 62% of FIA premium for the nine months ended September 30, 2016 (the most recent period that specific market share data is currently available) included an income rider.

We broadly characterize the income riders on our deferred annuities as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal amount that is determined based upon the age of the policyholder when the policy is purchased and the age of the policyholder when he or she elects lifetime income. Participating income riders tend to have lower levels of guaranteed income but policyholders have the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well.

Our in-force block of deferred annuities contains policies with income riders that were sourced through both retail operations and acquisitions, such as the acquisition of a substantial block of policies having such riders in connection with the Aviva USA acquisition. With respect to our retail operations, we have generally not competed aggressively in the guaranteed income rider segment as we historically believed that such riders were not priced within our pricing discipline. However, recently competitors have been issuing annuities with what we believe are more rationally-priced lifetime income benefit features. In the current environment, we believe that we can grow our retail sales by offering competitive guaranteed income rates while earning an attractive spread, and on April 11, 2016, we introduced “Ascent Pro,” offering policyholders the option to select a guaranteed income rider. In connection with this product offering and others involving income riders, we sometimes use reinsurance with third parties, which assume the risks arising from such products that are in excess of our pricing tolerance. We continually monitor market rationality for opportunities to grow our business, including in the area of guaranteed income riders, taking into account what we believe to be optimal product and product feature mix.

Withdrawal Options for Deferred Annuities – After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or MVA, subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy. For the years ended December 31, 2016, 2015 and 2014, withdrawals on our deferred annuities were $4.2 billion, $4.4 billion and $4.4 billion, respectively. The surrender charge of most of our products is typically between 8% and 15% of the contract value at contract inception and generally decreases by approximately one percentage point per year during the surrender charge period. The surrender charge period of our most popular products ranges from 3 to 15 years. The average surrender charge (excluding the impact of MVAs) is 7.6% for our deferred annuities as of December 31, 2016.
At maturity, the policyholder may elect to receive proceeds in the form of a single payment or an annuity. If the annuity option is selected, the policyholder will receive a series of payments either over his or her lifetime or over a fixed number of years, depending upon the terms of the contract. Some contracts permit annuitization prior to maturity. In addition to the foregoing rights, a policyholder may also elect to purchase a guaranteed minimum withdrawal benefit rider which provides the policyholder with a guaranteed minimum withdrawal benefit for the life of the contract.
Funding Agreements
We focus on opportunistically issuing funding agreements to institutional investors at attractive prices. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. If the interest rate is a floating rate, it may be linked to the London Interbank Offered Rate (LIBOR), the federal funds rate or other major index.
Life and Other (Excluding German Products)
Life and other products include other retail products, including run-off or ceded business, statutory closed blocks and ceded life insurance.
German Products
Our German products include the annuity, life insurance and unit-linked products managed by the Athene Deutschland GmbH (AD), Athene Deutschland Holding GmbH & Co. KG (ADKG), Athene Deutschland Verwaltungs GmbH, Athene Lebensversicherung AG (ALV) and Athene Pensionskasse AG (APK) (collectively, German Group Companies). Our primary German product type is endowment policies, which are traditional German life insurance policies that include legally guaranteed interest, the right of policyholders to participate in certain portions of ALV's results and a death benefit. The legally guaranteed interest rate is reset annually and ranges from 1.75% to 4.00%. The policyholder

Item 1.    Business

makes one or more premium deposits and is entitled to receive periodic or lump sum payments. These policies include a provision for minimum guaranteed surrender value calculated in accordance with applicable law, as well as death benefits. In addition, AD manages unit-linked life insurance policies, in which premium deposits are invested in fund units specified by the policyholder, and which includes a death benefit the value of which is tied to the performance of the fund units in which the premium deposits are invested. AD also manages pension insurance and disability insurance.
AGER Equity Offering
While we continue to believe that the European market provides a compelling growth opportunity to amass liabilities at one of the most favorable costs of funding in a number of years, we have come to realize that the opportunity over the next several years is larger than we initially anticipated. We have concluded that, in order to fully capitalize on this opportunity, we would need to commit capital to the European market at a level in excess of our targeted investment size, creating the need for third party capital to support growth. We, together with Apollo, have undertaken a process whereby our subsidiary, AGER Bermuda Holding Ltd., a Bermuda domiciled holding company and the holding company of our German Group Companies (AGER) is seeking to raise capital as part of a private offering of its equity securities (AGER Offering) in order to pursue expansion opportunities in Europe. As a founding investor, we expect to retain a sizable equity stake in AGER. However, in the event the AGER Offering is successful, our stake in AGER will be reduced and ultimately held as an alternative investment rather than as a consolidated subsidiary. Additionally, as described in further detail below, we expect to have the opportunity to be AGER’s preferred reinsurer for spread liabilities, which will establish a new potential funding channel for our business.
Subject to the approval of a special committee of our board of directors comprised solely of disinterested directors, it is currently being proposed that Apollo and Athene will collectively commit up to €500 million in the AGER Offering. Our contribution would include the valuation of our German Group Companies at approximately €90 million (which is in line with our invested capital in our German Group Companies). This valuation of our German Group Companies will be fixed at the time of the closing of the commitments for the AGER Offering regardless of whether our German Group Companies operate at a profit or at a loss or otherwise increase or decrease in value from the time the commitments are final until the time of the capital call from AGER that results in AGER and its subsidiaries being deconsolidated from us, which may be as long as nine months or more. As a result, to the extent that our invested capital and/or fair value of our German Group Companies increases or decreases during such time period, we may incur a gain or loss upon deconsolidation.
The completion of the AGER Offering is conditioned upon obtaining (1) a sufficient amount of subscription commitments to allow AGER to take advantage of the opportunities in the European market over the next two to four years, (2) any required regulatory approvals, and (3) other customary terms and conditions. Prior to the successful completion of the AGER Offering and the initial material capital call in exchange for the issuance of new equity interests of AGER, AGER and our German Group Companies will continue to be consolidated subsidiaries of AHL. We expect the AGER Offering, if successful, to raise €1 billion or more from third parties.

In order to align the interests of Athene and AGER, upon the completion of the AGER Offering, we expect to enter into a cooperation agreement with AGER, pursuant to which, among other things, (1) we will agree not to compete with AGER in Europe (other than the United Kingdom), and (2) AGER will agree not to compete with us in the United States and the United Kingdom. Under the cooperation agreement, we would also have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by AGER. An affiliate of Apollo is expected to act as investment adviser in regard to AGER’s investment portfolio and provide investment services and advice. Both the services Apollo provides for AGER, and the fee they receive for doing so, may differ from the existing services provided to our German Group Companies.
In the event the AGER Offering is not completed for any reason, AGER and the German Group Companies would continue to be consolidated subsidiaries of AHL.

Distribution Channels

We have developed four dedicated distribution channels: retail, reinsurance (including flow and block reinsurance), institutional products and acquisitions, which support opportunistic origination across differing market environments and which we believe enable us to achieve stable asset growth while maintaining attractive returns.
Retail
We have built a scalable platform that allows us to originate and rapidly grow our business in fixed annuity products directly from our customers in spite of today’s low-rate environment. We have developed a suite of retirement savings products, distributed through our network of approximately 28,000 independent agents in all 50 states. Sales of fixed annuities were $5.3 billion, $2.5 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014, respectively. We expect that our upgrade to a financial strength rating of A- by each of S&P, Fitch and A.M. Best in 2015 will continue to allow us to increase our share with existing IMOs and enter into relationships with regional banks, broker-dealers and other financial institutions, resulting in a potential increase in annual sales at an attractive cost of crediting. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

Item 1.    Business

Reinsurance
Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company or cedant, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (1) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk, (2) stabilize operating results by leveling fluctuations in the ceding company’s loss experience, (3) assist the ceding company in meeting applicable regulatory requirements and (4) enhance the ceding company’s financial strength and surplus position. As mentioned above, reinsurance can also be used to acquire or sell blocks of business. In general, annuity reinsurance is executed in the form of a flow transaction or a block transaction.

We conduct the majority of our reinsurance transactions through our subsidiary, ALRe. Founded on June 9, 2009, ALRe is licensed as a Class E insurer carrying on long-term business in Bermuda; one of the largest reinsurance markets in the world by reserves, with a regulatory regime deemed equivalent to the European Union’s Directive (2009/138/EC) (Solvency II) for commercial insurers. As a fixed annuity reinsurer, ALRe partners with life and annuity insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities ALRe targets to reinsure include MYGAs, FIAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products. ALRe only targets business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. For various transaction-related reasons, from time to time, our U.S. insurance subsidiaries, in particular AADE, will reinsure business from third-party ceding companies and retrocede a portion of the reinsured business to ALRe. Our flow reinsurance channel generated deposits of approximately $3.5 billion, $1.1 billion and $349 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ALRe has been involved in reinsurance and retrocession transactions with 16 third-party cedents. Since inception through December 31, 2016, deposits from such transactions totaled approximately $10.7 billion, inclusive of third-party cedent business that flows through AADE, split between block transactions of $3.6 billion and flow business of $7.1 billion. As of December 31, 2016, ALRe had on-going flow reinsurance and retrocession treaties involving six third-party cedents rated A- or better for a quota share of such cedents’ new deposits, including both MYGAs and FIAs. ALRe was first rated by A.M. Best, Fitch and S&P in early 2015, which we believe is helpful in establishing reinsurance relationships with third-party cedents.

In our reinsurance transactions, as opposed to acquisitions, we acquire assets and liabilities associated with a certain book of business, as opposed to the assets or stock of a target company, which allows us to acquire only that portion of the target’s business that we wish to acquire without assuming additional liabilities.
Institutional Products
Funding Agreements – We participate in a FABN program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The proceeds of the issuance of a series of notes are used by the trust to acquire a funding agreement with matching interest and maturity payment terms from AADE. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. In 2015, we issued our first funding agreement under the FABN program in the aggregate principal amount of $250 million. The funding agreement has a carrying value of $246 million as of December 31, 2016 and matures in October 2018. In the first quarter of 2017, we issued additional funding agreements under the FABN program in the aggregate principal amount of $650 million, of which $600 million matures in January 2022 and $50 million matures in October 2018.

Athene Annuity and Life Company (AAIA) is a member of the Federal Home Loan Bank of Des Moines (FHLBDM) and Athene Life Insurance Company (ALIC) is a member of the Federal Home Loan Bank of Indianapolis (FHLBI). Each issued funding agreements to the relevant Federal Home Loan Bank (FHLB) in exchange for cash advances in an aggregate amount of $641 million outstanding, with respect to AAIA, and $50 million outstanding, with respect to ALIC, each as of December 31, 2016. We have decided to wind down the ALIC entity. In connection with that decision, we decided to withdraw our membership in the FHLBI.

Pension Risk Transfer – We have developed capabilities to undertake pension risk transfer transactions. Pension risk transfer transactions usually involve a single premium group annuity contract issued for the purpose of discharging certain pension plan liabilities. Our planned pension risk transfer annuities are nonparticipating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. We will fully guarantee all benefit payments as provided for in the group annuity contract. The group annuity benefits may be purchased for retired and terminated employees or employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions including certain contracts that include liabilities for cash balance pension plans or lump sums. Under GAAP, these annuity contracts are treated as general account products. We are focused on medium- and large-sized deals where we believe we can be competitive.
Acquisitions
Acquisitions are an important source of growth in our business. We have a proven ability to acquire businesses in complex transactions at terms favorable to us, manage the liabilities that we acquire and reinvest the associated assets. Through December 31, 2016, we have closed four acquisition transactions in the U.S.: Liberty Life Insurance Corporation (Liberty Life), Investors Insurance Corporation, Presidential Life Corporation and Aviva USA; and one international acquisition, DLD, collectively representing reserve liabilities backed by approximately $65.9 billion in total assets (net of $9.3 billion in assets ceded through reinsurance).

Item 1.    Business

The acquisition of Aviva USA marked a significant milestone in our history. As a result of the acquisition we grew to approximately four times our size immediately prior to the acquisition (as measured by total assets). The acquisition significantly enhanced our retail channel, increased our scale, improved our infrastructure and further demonstrated our integration abilities, in this case having successfully integrated a company with a significantly larger employee headcount and IT and operational footprint.

In October 2015, we acquired the German life insurance business of Delta Lloyd N.V., an Amsterdam-based financial services provider. The German life insurance businesses acquired have been in run-off since the beginning of 2010 by action of the predecessor owner. Accordingly, our German insurance subsidiaries do not write new life insurance business, except for a limited number of new co-insurance policies, and all distribution partner contracts have been terminated.

We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe that our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as our relationship with Apollo provides us with distinct advantages relative to other acquirers.

In general, we seek to reinsure or otherwise dispose of those portions of the target company’s business that we do not wish to retain, if any. Our largest dispositions of such businesses are described below.

Global Atlantic
As part of our acquisition of Aviva USA, we effectuated a sale or transferred the risk of substantially all of Aviva USA’s life insurance business by reinsuring such business to affiliates of Global Atlantic. A description of the transactions is as follows:

•
We entered into a 100% coinsurance and assumption agreement with Accordia. The agreement covers all open block life insurance business issued by AAIA, with the exception of enhanced guarantee universal life insurance products. Under the terms of the agreement, Accordia maintains a custody account with assets equal to or greater than an agreed-upon required statutory balance that as of December 31, 2016 was $2.9 billion. The agreement provides separate excess of loss coverage for policy liabilities of AAIA related to the former AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) that are also subject to existing reinsurance through Athene Re IV, a captive reinsurer that is a subsidiary of AAIA. As of December 31, 2016, outstanding obligations ceded pursuant to this arrangement which remained unnovated amounted to $2.8 billion in statutory reserves. We have no continuing contractual obligations with respect to policies that have been novated.

•
We entered into a 100% coinsurance agreement with Accordia to cede all policy liabilities for the closed block established in connection with the demutualization of Indianapolis Life Insurance Company (ILICO), which had been previously acquired by Aviva USA. The ILICO Closed Block consists primarily of participating whole life insurance policies. Effective December 1, 2015, Accordia retroceded substantially all of the policy liabilities for the ILICO Closed Block to Ameritas Life Insurance Corp. (Ameritas). Under the terms of the retrocession agreement, Ameritas maintains a trust account with assets equal to or greater than a required statutory balance that as of December 31, 2016 was $717 million. AAIA is permitted to withdraw funds from the trust account under certain circumstances. As of December 31, 2016, outstanding obligations ceded pursuant to this arrangement amounted to $747 million in statutory reserves.

•
We entered into the following coinsurance and funds withheld agreements with First Allmerica Financial Life Insurance Company (FAFLIC) to cede substantially all policy liabilities for the below described life insurance policies.

•
Athene Life Insurance Company of New York (ALICNY) entered into a 100% funds withheld coinsurance agreement with FAFLIC covering certain term and universal life policies which have reserves that are subject to financing arrangements. Under the terms of the agreement, ALICNY maintains a funds withheld account with an agreed-upon statutory balance that as of December 31, 2016 was $243 million.

•
ALICNY entered into a 100% coinsurance agreement with FAFLIC covering certain term and universal life policies which have reserves that are not subject to financing arrangements. Under the terms of the agreement, FAFLIC maintains a trust account with an agreed-upon required statutory balance that as of December 31, 2016 was $309 million.

•
ALICNY entered into a 100% coinsurance and assumption agreement with FAFLIC covering substantially all of ALICNY’s in-force life business that is not ceded pursuant to the agreements described in the preceding two paragraphs. Under the terms of the agreement, FAFLIC maintains a trust account with an agreed-upon required statutory balance that as of December 31, 2016 was $217 million.

•	As of December 31, 2016, outstanding obligations ceded pursuant to the three FAFLIC reinsurance agreements discussed above amounted to $1.0 billion in statutory reserves.

We continue to have the primary legal obligation to satisfy claims and obligations relating to those policies not novated to Accordia or FAFLIC. As a consequence, if Accordia or FAFLIC were unable to satisfy its reinsurance obligations on such life policies, we would be responsible for satisfying those contractual obligations reinsured by Accordia or FAFLIC, respectively. We do not maintain a security interest in the custody account discussed above, and therefore in the event of an Accordia insolvency, the assets of the custody account may be available to satisfy the

Item 1.    Business

claims of Accordia’s general creditors. In addition, in the event of an Accordia insolvency, our claims against Accordia would be subordinated to those of its policyholders. As of December 31, 2016, both Accordia and FAFLIC were rated A- by A.M. Best.

Protective Life Insurance Company (Protective)
On April 29, 2011, AADE ceded substantially all of its life and health business to Protective under a coinsurance agreement. As part of this transaction, we transferred assets backing reserves and miscellaneous other liabilities on the life and health business. The reserve assets were placed in a trust account maintained by Protective for our benefit to secure the obligations of the reinsurer of the acquired business. As of December 31, 2016, the statutory book value of assets in this trust was $1.5 billion and the outstanding obligations ceded pursuant to the arrangement amounted to $1.5 billion. In the event that Protective is unable to satisfy its reinsurance obligations with respect to the policies ceded and the trust assets prove insufficient to satisfy the resulting obligations, we would have the primary legal obligation to satisfy such deficiency. In the event of a Protective insolvency, our claim against Protective would be subordinated to those of its policyholders. As of December 31, 2016, Protective was rated A+ by A.M. Best.

Investment Management
Investment activities are an integral part of our business and our net investment income is a significant component of our total revenues. Our investment philosophy in the United States is to invest a portion of our assets in securities that earn us incremental yield by taking liquidity risk and complexity risk and capitalizing on our long-dated and persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming solely credit risk. We have established a significant base of earnings and as of December 31, 2016 have an expected annual investment margin of 2-3% over the 7.8 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. Because we have remained disciplined in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high quality assets to generate attractive earnings.
Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. AAM provides portfolio management services for substantially all of our invested assets (excluding our German invested assets) and currently provides direct asset selection for 81% of our investment portfolio (excluding Germany). The remaining 19% is outsourced to Apollo and its affiliates to access additional sourcing and underwriting capabilities. Substantially all of the assets subject to a sub-advisory arrangement are sub-advised by Apollo affiliates. AAM allocates portions of our asset portfolio to sub-advisors to manage based on market opportunities. AAM also provides a slate of other asset and portfolio management services to us.
Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design bespoke strategies and investments for our portfolio. For example, we hold a significant investment in MidCap through a consolidated investment fund managed by Apollo, together with loans made directly to MidCap. When we originally invested in MidCap Financial Holdings, LLC (MidCap Financial) in November 2013, MidCap Financial was a specialty finance company which primarily originated lending opportunities in the healthcare sector. With the assistance of Apollo, MidCap Financial entered new lending markets, raised substantial equity capital and restructured as MidCap in January 2015. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo and, from time to time, provides us with access to assets for our investment portfolio. As of December 31, 2016, our exposure, including loaned amounts, to MidCap and its predecessor entities approximated $761 million, which represented 1% of our total invested assets and 11% of total AHL shareholders’ equity. As of December 31, 2016, the value of our equity investment in MidCap had increased by 30% since our original investment in November 2013.

Item 1.    Business

Since its inception, AAM has developed a track record for delivering sound investment returns. According to AAM, for the years ended December 31, 2016, 2015 and 2014, it generated total returns on the invested assets in our U.S. and Bermuda accounts owned by us or in accounts supporting reinsurance ceded to our subsidiaries by third-party insurers (the North America Accounts), net of management and sub-advisory fees, but gross of any other direct or indirect fees and expenses paid or payable directly or indirectly by us, of 6.41%, 3.30% and 6.82%, respectively. See Item 13. Certain Relationships and Related Transactions, and Director Independence for further discussion of fees paid or payable to Apollo and its affiliates, including AAM, and Item 1A. Risk Factors—Risks Relating to Our Investment Manager for further discussion regarding the risks inherent in historical total return figures.

Below is AAM's total return compared to the Barclays Aggregate Index and the Barclays Corporate Index. AAM has outperformed the Barclays Aggregate Index and the Barclays Corporate Index since 2009.

Note: This chart presents AAM’s total return relative to the performance of the Barclays Aggregate Index and the Barclays Corporate Index, with each index presented without any deduction for fees given that such indices are not actual portfolios managed by investment advisors. Such presentation is provided solely as an indication of the performance of fixed income strategies. No index, including the Barclays indices presented here, is directly comparable to AAM’s total return as the composition of the portfolio generating AAM’s total return inherently differs from the portfolio of securities represented by the respective index. In particular, with respect to the above presentation, the AAM total return figures reflect the performance of certain equity securities, structured securities and other asset classes not represented in either of the Barclays indices presented above. Athene’s historical results are not necessarily indicative of its future operating results. This chart is not intended to imply that AAM’s total return is correlated with the performance of either of the indices presented and AAM’s total return, and the volatility of such return, may be, and in many cases is likely to be, materially different from the performance of such indices.
We are downside focused and our asset allocations reflect the results of stress testing. Additionally, we establish what we believe are conservative risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. We protect against rising interest rates, as our assets are generally slightly shorter in effective duration than our liabilities, resulting in a risk profile that we believe could sustain substantial increases in rates over and above what is implied by current futures markets without sustaining net losses. See Hedging Program and Derivatives for further discussion. As of December 31, 2016, 29% of our invested assets were floating rate investments which would allow us the flexibility to quickly increase our crediting rates in a rising interest rate environment, if desired.
As a result of our robust combination of underwriting and investment management capabilities, we are able to achieve investment margins that provide attractive risk-adjusted returns and that provide us with a base of future earnings. We generated net investment income of $2.9 billion, $2.5 billion and $2.3 billion for the years ended December 31, 2016, 2015 and 2014, respectively. We generated consolidated net investment earned rates of 4.35%, 4.24% and 4.29% for the years ended December 31, 2016, 2015 and 2014, respectively. We believe that achieving an investment margin of 2-3% on our deferred annuities would maintain our attractive financial profile and is achievable given our underwriting and asset management capabilities. Moreover, our investing capabilities support our ability to sell fixed annuities profitably and to competitively price acquisitions while meeting our earnings expectations.

Item 1.    Business

The deep experience of the AAM investment team and Apollo’s credit portfolio managers assists us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive investments, including collateralized loan obligations (CLO), non-agency RMBS and various types of structured products. These asset classes permit us to earn incremental yield by assuming liquidity risk and complexity risk, rather than assuming solely credit risk.

In addition to our core fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments. Our alternative investment strategy is inherently opportunistic rather than being derived from allocating a fixed percentage of assets to the asset class and the strategy is subject to internal concentration limits. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; and (3) investments that have less downside risk. In general, we target returns for alternative investments of 10% or higher on an IRR basis over the expected lives of such investments.
As of December 31, 2016, 93.2% of our AFS fixed maturity securities, including related parties, were rated NAIC 1 or NAIC 2 (with investments of our German operations rated by applying NRSRO equivalent ratings to map NAIC ratings).
Our asset portfolio is managed within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, commercial mortgage-backed securities (CMBS), CLO, commercial mortgage whole loans and mezzanine loans and alternative investments. We also set credit risk limits for exposure to a single issuer that vary based on ratings. In addition, our asset portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

As part of our reinvestment strategy for the investment portfolios of our acquired companies, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We have reinvested a substantial portion of the investment portfolio acquired in our acquisition of Aviva USA, which contributed to the increase in fixed income and other net investment earned rates on this block of business to 4.12% for the year ended December 31, 2015 from 3.50% (on an annualized basis) for the fourth quarter of 2013.
In Germany, our wholly owned subsidiary, ADKG, provides investment management services to our other German Group Companies. ADKG entered into an investment advisory agreement with AAME pursuant to which AAME provides advisory services for a significant portion of our German investment portfolio.

Reserves
We establish and carry actuarially-determined reserves that are calculated to meet our future obligations, which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation as appropriate, each as of the date of issue or acquisition. The assumptions used require considerable judgment. We review overall policyholder experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. For immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, current assumptions are used in the calculation of reserves. For FIAs, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in interest sensitive contract benefits in our consolidated statements of income. Changes in, or deviations from, the assumptions used to set our reserves can significantly affect our reserve levels and related results of operations. See Item 1A. Risk Factors—Risks Relating to Our Business for additional discussion on assumptions and estimates.
Persistency is the probability that a policy will remain in force from one period to the next. We make assumptions about persistency based on expected policyholder behavior in future periods, including full and partial contract surrenders. Policyholder behavior is influenced by a number of factors including, but not limited to, recent and current performance of the policy, contractual guarantees contained within the policy, availability of alternative products and general economic conditions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums or surrender of the policy. Our surrender rate experience on our FIA products for the years ended December 31, 2016 and 2015 was within our assumed ranges. Our estimate of surrender behavior is based on assumptions reflecting actual experience and we believe that, over the duration of the policies, we may experience a wide range of policyholder behavior and market conditions.

Item 1.    Business

Mortality is the incidence of death among policyholders triggering the payment of underlying insurance benefits by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
We also set reserves for the guaranteed minimum benefits for some of our products. The assumptions used to establish the liabilities for our product guarantees require considerable judgment. At issue, and at each subsequent valuation, we determine the present value of the cost of guaranteed minimum benefits contained in our policies in excess of benefits that are funded by the account value. We also calculate the expected value of the future cost of providing these benefits. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, when required. We have limited experience to date on policyholder behavior for our guaranteed minimum benefit products which our acquirees began issuing in 2006, and as a result, future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on utilizations of these benefits, such deviations could have a significant effect on our reserve levels and related results of operations. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect our reserve levels and related results of operations.
To the extent actual experience differs from assumptions and estimates used to establish reserves, we may be required to increase or decrease our reserves to reflect changes in our expectations. Any such increase could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital.

Outsourcing

With regard to our U.S. business, we outsource some portion or all of each of the following functions to third-party service providers:

•	hosting of financial systems;

•	service of existing policies;

•	custody;

•	administration of annuities issued in support of pension risk transfer transactions;

•	some information technology development and maintenance; and

•	call centers.

We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform differentiating functions, such as actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes that we would not otherwise be able to take advantage of without reinvesting more of our own capital.

The majority of our new business and policy administration is handled in-house. For some closed in-force blocks of business we partner with Alliance – One Services, Inc., Concentrix Insurance Administrative Solutions Corporation and Infosys McCamish Systems, LLC to provide policy administration services. For administration of annuities issued in support of pension risk transfer transactions, we intend to use Conduent. For information technology services, we use some providers for managed services or supplemental labor, including Tata Consulting Services Limited and UST Global Inc., and use Hewlett Packard Company for data center, infrastructure and related services. For investment management services, we use AAM, AAME and Apollo. We believe that we have a good relationship with our principal outsource service providers.

Affiliated Reinsurance
Our U.S. insurance subsidiaries participate in reinsurance arrangements pursuant to which each cedes certain insurance risks to ALRe. ALRe is a fully licensed, operational and fully equity capitalized reinsurance company with third-party clients. Our U.S. insurance subsidiaries have entered into modco agreements with ALRe under which they cede to ALRe a 100% quota share of their respective obligations to repay the principal upon maturity or earlier termination and to make periodic interest payments under funding agreements issued by them. Our U.S. insurance subsidiaries have similar arrangements with ALRe with respect to substantially all of their other core business, under which generally 80% of all such business is ceded to ALRe on a modco basis. To support these internal reinsurance arrangements, ALRe holds the substantial majority of our capital with $6.1 billion of statutory capital as of December 31, 2016. ALRe had a BSCR ratio of 228% as of December 31, 2016.

Hedging Program and Derivatives
We use, and may continue to use, derivatives, including swaps, options, futures and forward contracts and reinsurance contracts to hedge risks such as current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, changes in interest rates, equity markets, currency fluctuations and changes in longevity. In particular, we purchase options and equity futures to hedge the market risk exposure inherent in our FIA products, which have crediting rates tied to certain market indices. Our hedging program is focused on hedging our economic risk exposures and reducing the variation in our realized investment margin.

Item 1.    Business

We use a combination of equity options; equity index futures; and variance, interest rate, and currency swaps to hedge the risks from the equity derivatives embedded in our FIAs. Through the use of our hedging strategy, we are able to minimize the net impact on capital and surplus of market variations affecting our embedded derivatives.
In addition to hedging the risks from embedded derivatives, we also use currency swaps and futures to hedge mismatches between the currency of our liability cash flows and our assets. Although cash-flow matching and ALM analyses are employed to manage our interest rate and funding exposures, we may also use interest rate derivatives to ensure that our net economic interest rate exposure is within our risk tolerances.
Despite utilizing sophisticated risk management tools and strategies in selecting assets as well as hedges, we remain subject to the risk that our hedging strategies may not have the desired impact on the results of operations or financial condition due to inaccuracy of management’s assumptions or estimates or to the transaction costs or execution risk associated with those strategies. See Item 1A. Risk Factors for further discussion on risks associated with hedging and derivatives.

Financial Strength Ratings
Our access to funding and our related cost of borrowing, the attractiveness of certain of our subsidiaries’ products to customers, our attractiveness as a reinsurer to potential ceding companies and requirements for derivatives collateral posting are affected by our credit ratings and insurance financial strength ratings, as well as those of our subsidiaries, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting consumer confidence in an insurer and its competitive position in marketing products as well as critical factors considered by ceding companies in selecting a reinsurer.
As of December 31, 2016, Fitch, S&P and A.M. Best had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurer or reinsurer to meet its obligations under an insurance policy or reinsurance arrangement and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the Company and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents, intermediaries and ceding companies and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Company	A.M. Best	S&P	Fitch
Athene Holding Ltd.
Issuer Credit Rating/Counterparty Credit Rating/Issuer Default Rating	bbb-	BBB	BBB
Outlook	Positive	Stable	Stable
Athene Life Re Ltd.
Financial Strength Rating	A-	A-	A-
Outlook	Positive	Stable	Stable
Athene Annuity & Life Assurance Company
Financial Strength Rating	A-	A-	A-
Outlook	Positive	Stable	Stable
Athene Annuity & Life Assurance Company of New York
Financial Strength Rating	A-	A-	A-
Outlook	Positive	Stable	Stable
Athene Annuity and Life Company
Financial Strength Rating	A-	A-	A-
Outlook	Positive	Stable	Stable
Athene Life Insurance Company of New York
Financial Strength Rating	A-	Not Rated	Not Rated
Outlook	Positive	Not Rated	Not Rated

Item 1.    Business

Rating Agency	Financial Strength Rating Scale	Senior Unsecured Notes Credit Rating Scale
A.M. Best[1]	“A++” to “S”	“aaa” to “rs”
S&P2	“AAA” to “R”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”

1 A.M. Best’s financial strength rating is an independent opinion of an insurer’s or reinsurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile or, where appropriate, the specific nature and details of a security. The analysis may include comparisons to peers, industry standards and proprietary benchmarks as well as assessments of operating plans, philosophy, management, risk appetite and the implicit or explicit support of a parent or affiliate. A.M. Best’s long-term credit ratings reflect its assessment of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. Ratings from "aa" to "ccc" may be enhanced with a "+" (plus) or "-" (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion as to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.

2 S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Generic rating categories range from "AAA" to "D". A "+" or "-" indicates relative strength within a generic category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor’s creditworthiness over a short-term time horizon.

[3] Fitch’s financial strength ratings provide an assessment of the financial strength of an insurance organization. The National Insurer Financial Strength Rating is assigned to the insurance company’s policyholder obligations, including assumed reinsurance obligations and policyholder obligations, such as guaranteed investment contracts. Within long-term and short-term ratings, a “+” or a “-” may be appended to a rating to denote relative status within major rating categories.

In addition to the financial strength ratings, rating agencies use an outlook statement to indicate a medium or long-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a stable outlook to indicate that the rating is not expected to change, but a stable outlook does not preclude a rating agency from changing a rating at any time without notice.

A.M. Best, S&P and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See Item 1A. Risk Factors for further discussion about risks associated with financial strength ratings.

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In many segments, product differentiation is difficult as product development and life cycles have shortened. In addition, we have experienced pressure on fees as product unbundling and lower cost alternatives have emerged. As a result, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. See Item 1A. Risk Factors — Risks Relating to Our Business for further discussion on competitive risks. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the FIA market.

We face competition in the FIA market from traditional insurance carriers such as Allianz Life Insurance Company of North America (Allianz) and American Equity Investment Life Insurance Company (AEL). Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. According to LIMRA, for the nine months ended September 30, 2016 (the most recent period that specific market share data is currently available), the leading two providers of FIAs were Allianz and AEL with market shares of 17.7% and 9.6%, respectively. The aggregate market share of the top ten providers of FIAs for the same period was 65.9%. For the nine months ended September 30, 2016 (the most recent period that data is currently available), we were the 3rd largest FIA provider in the United States based on retail FIA sales, and our market share for the same period was 6.9%. According to LIMRA, for the year ended December 31, 2015, the leading two providers of FIAs were Allianz and AEL with market shares of 16.0% and 12.5%, respectively. The aggregate market share of the top ten providers of FIAs for the same period was 66.0%. For the year ended December 31, 2015, we were the 6th largest FIA provider in the United States based on retail FIA sales, and our market share for the same period was 4.5%.

Item 1.    Business

Reinsurance markets are highly competitive, as well as cyclical by product and market. As a reinsurer, ALRe competes on the basis of many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service and experience in the types of business underwritten. The market impact of these and other factors related to reinsurance is generally not consistent across lines of business, domestic and international geographical areas and distribution channels. ALRe’s competition includes other insurance and reinsurance companies, such as Reinsurance Group of America, Incorporated and Global Atlantic.

We also face competition in the market for acquisition targets, such as profitable blocks of insurance and whole businesses. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial and other institutions and as the already substantial consolidation in the financial services industry continues. We believe that our demonstrated ability to source and consummate complex transactions is a competitive advantage over other similar acquirers. We also compete for potential acquisition opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing we are able to offer, which, to the extent we determine to finance a transaction, is in turn dependent on our ability to do so on suitable terms.

Finally, we face strong competition within our institutional products channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs, such as AIG and MetLife. Within the funding agreement market, we complete primarily on the basis of interest rates and term. With respect to pension risk transfer, we compete with other insurers that offer pension risk transfer annuities, such as MetLife and Prudential Financial, Inc. Within the pension risk transfer market, we compete primarily on the basis of price, underwriting and investment capabilities.

Employees
As of December 31, 2016, we had approximately 1,125 employees located in Bermuda and the United States, and approximately 200 employees located in Germany and the United Kingdom. We believe that our employee relations are good. Whereas none of our employees located in Bermuda or the United States are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements, one of our German Group Companies, ALV, is a member of the employers’ association of insurance companies in Germany (Arbeitgeberverband der Versicherungsunternehmen in Deutschland e.V.). As such, ALV is required to apply the collective bargaining agreements entered into with the association and the relevant trade union to those employees that are members of the trade union. In addition, each of the German Group Companies applies these collective bargaining agreements based on individual agreements to most of the non-unionized staff as well. As of December 31, 2016, approximately 200 employees of our German Group Companies were directly or indirectly subject to such agreements. The collective bargaining agreements are for an indefinite term and apply as long as the relevant German Group Company is a member of the employers’ association. There are also joint local employee representative bodies for the German operations, such as works councils and an economics committee, which have statutory co-determination, information and participation rights in accordance with German laws. The German Group Companies are required to apply and comply with various collective agreements with these local employee representations, such as works agreements. Two employee representatives are members of the supervisory board of our principal German life insurance carrier, ALV.

Regulation

Our U.S. insurance subsidiaries are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. Our German Group Companies licensed as insurers are subject to the relevant laws and regulations applicable to insurers in Germany, including but not limited to the German Insurance Supervision Act (Versicherungsaufsichtsgesetz (VAG)), and ALRe, a Bermuda domiciled insurer, is subject to regulation and supervision by the Bermuda Monetary Authority (BMA) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to Bermuda's Insurance Act 1978 (Bermuda Insurance Act). Our U.S. insurance subsidiaries are licensed, regulated and supervised in all jurisdictions where they conduct insurance business. The extent of such regulation varies, however; most jurisdictions have regulations and laws that require insurers and agents to be licensed and set standards of solvency and business conduct to be maintained by the insurer. Additionally, state statutes and regulations often require state approval of policy forms, policy language, rates and in some instances, marketing materials. Most states’ statutes and regulations prescribe permitted types and concentrations of investments. Our U.S. insurance subsidiaries are required to file detailed annual financial statements with supervisory agencies in each of the jurisdictions in which they transact an insurance business.

From time to time, in the ordinary course of business and like others in the insurance and financial services industries, our U.S. insurance subsidiaries receive requests for information from government agencies in connection with such agencies’ regulatory or investigatory authority. Such requests can include market conduct examinations, subpoenas or demand letters for documents to assist the government in audits or investigations. Each such subsidiary reviews such requests and notices and takes appropriate action. Our U.S. insurance subsidiaries have been subject to certain requests for information and investigations in the past and could be subject to them in the future.

Item 1.    Business

United States

General

Each of our U.S. insurance subsidiaries is organized and domiciled in one of the following states: Delaware, Iowa, or New York (each, an Athene Domiciliary State) and is also licensed in such state as an insurer. The insurance department of each Athene Domiciliary State regulates the applicable U.S. insurance subsidiary, and each U.S. insurance subsidiary is regulated by each of the insurance regulators in the other states where such company is authorized to transact insurance business. The primary purpose of such regulatory supervision is to protect policyholders rather than holders of any securities, such as the AHL common shares.

In addition, as part of our acquisition of Aviva USA, we acquired a special purpose insurance company, Athene Re IV, which is a subsidiary of AAIA. Athene Re IV is domiciled in Vermont and provides reinsurance to AAIA in order to facilitate the reserve financing associated with a closed block of policies resulting from the demutualization of a prior insurance company currently part of AAIA. As part of the acquisition of AAIA, the liabilities associated with such closed block of insurance policies, including any exposure to payments due from such special purpose insurance company subsidiary, were reinsured to Accordia. We do not write business that requires the use of captive reinsurers. The substantial majority of all policyholder obligations written or held by our insurance subsidiaries are reinsured to ALRe, a fully licensed, operational and fully equity capitalized reinsurance company with third-party clients. For more information on our reinsurance structures, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, insurance products underwritten by our U.S. insurance subsidiaries must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of interest credited on the premiums paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from annuity products could reduce the investment income that our U.S. insurance subsidiaries earn on premiums or deposits received from the sale of such products, as well as the assets upon which our U.S. insurance subsidiaries earn income. In addition, certain insurance policies may also be subject to the Employee Retirement Income Security Act of 1974 (as amended, ERISA).

State insurance authorities have broad administrative powers over our U.S. insurance subsidiaries with respect to all aspects of their insurance business including: (1) licensing to transact business; (2) licensing of producers; (3) prescribing which assets and liabilities are to be considered in determining statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms and certain related materials; (6) determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make; (7) regulating unfair trade and claims practices; (8) establishing reserve requirements, solvency standards and minimum capital requirements (MCR); (9) regulating the amount of dividends that may be paid in any year; (10) regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions; (11) fixing maximum interest rates on life insurance policy loans, minimum crediting rates on accumulation products and minimum allowable surrender values; (12) regulating the type, amounts and valuations of investments permitted; (13) setting parameters for transactions with affiliates; and (14) regulating other matters.

The rates, forms, terms and conditions of our U.S. insurance subsidiaries’ reinsurance agreements with unaffiliated third parties generally are not directly subject to regulation by any state insurance department in the United States. This contrasts with primary insurance where, as discussed above, the policy forms and premium rates are generally regulated by state insurance departments.

From time to time, increased scrutiny has been placed upon the U.S. insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance and reinsurance companies. In addition to legislative initiatives of this type, the NAIC and state insurance regulators are regularly involved in a process of reexamining existing laws and regulations and their application to insurance and reinsurance companies.

Furthermore, while the federal government in most contexts currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on the operations of Athene. See Item 1A. Risk Factors.

NAIC

The NAIC is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may affect the statutory capital and surplus of our U.S. insurance subsidiaries. AHL has entered into capital maintenance agreements with each of its material U.S. insurance subsidiaries, pursuant to which AHL agrees to provide capital to the subsidiary to the extent that the capital of the subsidiary falls below a specified threshold as set with the applicable subsidiary’s domestic regulator.

Item 1.    Business

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

Pursuant to its “Solvency Modernization Initiative,” the NAIC reviewed the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption by the NAIC of the Own Risk and Solvency Assessment (ORSA) Model Act, which has been enacted by a number of states, including Delaware, Iowa and New York, and requires insurance companies to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review no less often than annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Report assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system. As of December 31, 2016, we were in compliance with all ORSA Report filing requirements.

In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. Pursuant to the NAIC’s Standard Valuation Law (SVL), a minimum of 42 states representing at least 76% of total life insurance premiums written in the United States must pass legislation substantially similar to the SVL for the SVL to become operative as an NAIC model law. As of July 1, 2016, these minimum threshold requirements have been satisfied such that the SVL is now operative, and principle-based reserving became effective prospectively on January 1, 2017. Delaware and Iowa have each adopted a form of the SVL. New York is expected to adopt a form of the SVL in January 2018.

In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Model Regulation (together, the Corporate Governance Model Act), which requires an insurer to provide an annual disclosure regarding its corporate governance practices to its lead state and/or domestic regulator. As adopted by the NAIC, the requirements of the Corporate Governance Model Act were intended to be effective January 1, 2016, with the first annual disclosure due by June 1, 2016. The Corporate Governance Model Act must be adopted by the individual states for the new requirements to apply, and specifically in Delaware, Iowa and New York for the changes to apply to our U.S. insurance subsidiaries. Iowa has adopted a form of the Corporate Governance Annual Disclosure Model Act, and the first corporate governance annual disclosure under that law was due on June 1, 2016. Neither Delaware nor New York has adopted the Corporate Governance Model Act, and it is not possible to predict whether Delaware and/or New York may adopt the Corporate Governance Model Act in the future; however, the NAIC is seeking to make the Corporate Governance Model Act part of its accreditation standards for state solvency regulation, which may motivate states to adopt the Corporate Governance Model Act.

Insurance Holding Company Regulation

Each direct and indirect parent of our U.S. insurance subsidiaries (including AHL) is subject to the insurance holding company laws of each of the Athene Domiciliary States. These laws generally require an insurance holding company and insurers that are members of such holding company system to register with their U.S. insurance regulators and to file certain reports with those authorities, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Generally, under these laws, transactions between our U.S. insurance subsidiaries and their affiliates, including any reinsurance transactions, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the insurance department of each applicable Athene Domiciliary State.

Item 1.    Business

Most states, including each of the Athene Domiciliary States, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Laws such as these prevent any person from acquiring direct or indirect control of any of our U.S. insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner or director of the insurance department of the applicable Athene Domiciliary State (each, a Commissioner) and has obtained the Commissioner’s prior approval. Under most states’ statutes, including those of each of the Athene Domiciliary States, acquiring 10% or more of a voting interest in an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our U.S. insurance subsidiaries (or AHL) without the prior approval of the Commissioner of the applicable Athene Domiciliary State will be in violation of the applicable Athene Domiciliary State’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each Athene Domiciliary State as a criminal offense. In addition, the Model Insurance Holding Company System Regulatory Act (Amended Holding Company Model Act) requires any controlling person of a U.S. insurer seeking to divest its controlling interest in the insurance company to file with the relevant insurance commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our U.S. insurance subsidiaries (including AHL) (in particular through an unsolicited transaction), even if the shareholders of such parent consider such transaction to be desirable. Our bye-laws include limitations on the voting power exercisable by shareholders of the Company other than the Apollo Group so that certain persons or groups (Control Groups) are deemed not to hold more than 9.9% of the total voting power conferred by our shares.

Holding company system regulations currently in effect in New York require prospective acquirers of New York domiciled insurers to provide detailed disclosure with respect to intended changes to the business operations of the insurer, and expressly authorize the New York State Department of Financial Services (NYSDFS) to impose additional conditions on such acquisitions. Pursuant to these regulations, the NYSDFS may limit the changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the regulation provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The NAIC’s former Private Equity Issues Working Group, which was formed to develop best practice recommendations relating to acquisitions of control of insurance or reinsurance companies by private equity and hedge funds, adopted narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of an insurer. Such guidance has been adopted by the NAIC and is included in the 2015 Annual/2016 Quarterly edition of the NAIC’s Financial Analysis Handbook.

Although Athene Re IV is not subject to insurance holding company laws, the Vermont insurance regulator may use all or a part of the holding company law framework described above in determining whether to approve a proposed change of control.

In December 2010, the NAIC adopted the Amended Holding Company Model Act. The Amended Holding Company Model Act introduces the concept of “enterprise risk” within an insurance holding company system and imposes more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers, with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by each ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. An enterprise risk is an activity or event involving affiliates of an insurer that could have a material adverse effect on the insurer or the insurer’s holding company system. The Amended Holding Company Model Act must be adopted by the individual states for the new requirements to apply. Iowa, Delaware and New York have each adopted a form of the Amended Holding Company Model Act.

In December 2014, the NAIC adopted additional amendments to the Amended Holding Company Model Act for consideration by the various states that address the authority of an insurance commissioner to act as the group-wide supervisor for an internationally active insurance group or to acknowledge the authority of another regulatory official, from another jurisdiction, to so act. These changes to the Amended Holding Company Model Act must be enacted by the individual states before they will become effective, and specifically in Delaware, Iowa and New York for the changes to apply to our U.S. insurance subsidiaries. Delaware has adopted a form of these changes to the Amended Holding Company Model Act, and Iowa has adopted similar provisions under a predecessor statute. It is not possible to predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these changes may impose in the future.

In addition, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (SAT), which places new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Iowa, Delaware and New York, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs and variable annuities. The NYSDFS recently issued a circulated letter emphasizing insurers' obligations under laws and regulations based on SAT when replacing a deferred annuity contract with an immediate annuity contract. Future changes in such laws and regulations, including those that may result from any delay, repeal or modification of the DOL fiduciary rule, could adversely impact the way we market and sell our annuity products.

Item 1.    Business

Restrictions on Dividends and Other Distributions

Current law of two of the Athene Domiciliary States, Delaware and Iowa, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the immediately preceding year end or (b) the net gain from operations of the insurer for the preceding twelve-month period ending as of the immediately preceding year end. Current law of New York permits the payment of dividends or distributions which, together with dividends or distributions paid during any calendar year, (1) do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (2) do not exceed the lesser of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains. Any proposed dividend in excess of these amounts is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. Additionally, under current law of the Athene Domiciliary States, AAIA may only pay dividends from the insurer’s earned profits on its business, which shall not include contributed capital or contributed surplus, and AADE may only pay dividends from that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and realized capital gains, and ALICNY may only pay dividends pursuant to the "greater of" standard described above from that part of its positive unassigned funds, excluding 85% of the change in net unrealized capital gains or losses less capital gains tax, for the immediately preceding calendar year. Further, as a condition to each of the NYSDFS’ and Iowa Insurance Division's (IID) approval of Athene’s acquisition of Aviva Life and Annuity Company of New York (ALACNY, now ALICNY) and AAIA, respectively, in connection with the broader Aviva USA acquisition, Athene agreed not to cause ALACNY or AAIA to declare, distribute or pay any dividend for five years from the date of acquisition of control of ALACNY or AAIA without the prior written consent of the NYSDFS or the IID, as applicable. The Athene Domiciliary States’ insurance laws and regulations also require that each of our U.S. insurance subsidiaries’ surplus as regards policyholders following any dividend or distribution be reasonable in relation to such U.S. insurance subsidiary’s outstanding liabilities and adequate to meet its financial needs.

Credit for Reinsurance Ceded

The ability of a ceding insurer to take reserve and capital credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory basis financial statements against its reserves (report lower net reserves) and/or toward its MCR (the denominator in its RBC calculation) for the reinsurance ceded to the reinsurer. With respect to U.S.-domiciled ceding companies, credit is usually granted when the reinsurer is licensed or accredited in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer: (1) is domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the ceding insurer’s state of domicile, and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

ALRe has provided, and may in the future provide, reinsurance to our U.S. insurance subsidiaries in the normal course of business. Our U.S. insurance subsidiaries have entered into modco agreements with ALRe under which they will cede to ALRe a 100% quota share of their respective obligations to repay the principal upon maturity or earlier termination and to make periodic interest payments under funding agreements issued by them. Our U.S. insurance subsidiaries have similar arrangements with ALRe with respect to substantially all of their other core business, under which between 80% and 100% of all such business is ceded to ALRe on a modco basis, net of third party reinsurance. ALRe is not licensed, accredited or approved in any state in the United States and, consequently, ALRe must collateralize its obligations to our U.S. insurance subsidiaries or any third-party cedant in order for any of our U.S. insurance subsidiaries or any third-party cedant to obtain credit against its reserves on its statutory basis financial statements (unless the basis for such reinsurance transaction is modco). ALRe is domiciled in Bermuda, one of the largest reinsurance markets in the world by reserves with a regulatory regime deemed by the European Commission (EC) in November 2015 to be equivalent to the European Union (EU) Solvency II. The delegated act granting Bermuda equivalency under Solvency II was approved by the European Parliament and Council in March 2016.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) provides that only the state in which a ceding insurer is domiciled may regulate the financial statement credit for reinsurance taken by that ceding insurer; other states are no longer able to require additional collateral from unauthorized reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers that are licensed, but not domiciled, in such other states.

In November 2011, the NAIC adopted amendments to its Credit for Reinsurance Model Law and Regulation to implement reinsurance collateral reform. Under the amended Credit for Reinsurance Model Law and Regulation, collateral requirements may be reduced from 100% for unauthorized or non-accredited reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in jurisdictions that are found to have strong systems of insurance regulation (each, a “Qualified Jurisdiction”). Once a state legislature enacts the amendments to the Credit for Reinsurance Model Law and Regulation and the standards become operative in that state, such reinsurers will be eligible to apply for “certified reinsurer” status and reinsurers that become so certified will be permitted to post collateral at reduced levels in that state. The new collateral levels will apply on a prospective basis only. The NAIC recently made the reinsurance collateral reform provisions of the amended Credit for Reinsurance Model Law and Regulation an accreditation standard. Delaware and Iowa have adopted the reduced collateral requirements under the Credit for Reinsurance Model Law and Regulation, and New York has adopted the reduced collateral requirements under a predecessor statute.

Item 1.    Business

In December 2014, the NAIC approved Bermuda as a “Qualified Jurisdiction,” effective January 1, 2015, with respect to certain classes of insurers, including Class E insurers such as ALRe. The recognition of Bermuda as a Qualified Jurisdiction permits ALRe to apply for “certified reinsurer” status with the ability (if so certified) to post reduced collateral for coverage provided by ALRe to ceding insurers in the United States (including our U.S. insurance subsidiaries). The amount of collateral required to be posted by insurers with this designation varies based upon the insurers’ credit rating. ALRe is not currently certified to post reduced collateral in any state.

Statutory Investment Valuation Reserves

Life insurance companies domiciled in the U.S. are required to establish an asset valuation reserve (AVR) to stabilize statutory policyholder surplus from fluctuations in the market value of investments. The AVR consists of two components: (1) a “default component” for possible credit-related losses on fixed maturity investments and (2) an “equity component” for possible market-value losses on all types of equity investments, including real estate-related investments. Although future additions to the AVR will reduce the future statutory capital and surplus of our U.S. insurance subsidiaries, we do not believe that the impact under current regulations of such reserve requirements will materially affect our U.S. insurance subsidiaries. Insurers domiciled in the U.S. also are required to establish an interest maintenance reserve (IMR) for net realized capital gains and losses, net of tax, on fixed maturity investments where such gains and losses are attributable to changes in interest rates, as opposed to credit-related causes. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities. These reserves are required by state insurance regulatory authorities to be established as liabilities on a life insurer’s statutory financial statements and may also be included in the liabilities assumed by our U.S. insurance subsidiaries pursuant to their reinsurance agreements with U.S.-based life insurer ceding companies.

Policy and Contract Reserve Adequacy Analysis

The Athene Domiciliary States and other states have adopted laws and regulations with respect to policy and contract reserve sufficiency. Under applicable insurance laws, our U.S. insurance subsidiaries are each required to annually conduct an analysis of the adequacy of all life insurance and annuity statutory reserves. A qualified actuary appointed by each such subsidiary’s board must submit an opinion annually for each such subsidiary which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows resulting from the contractual obligations and related expenses of such subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by such U.S. insurance subsidiary with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets and the consideration anticipated to be received and retained under the related policies and contracts. At a minimum, such testing is done over a number of economic scenarios prescribed by the states, with the scenarios designed to stress anticipated cash flows for higher and/or lower future levels of interest rates. Our U.S. insurance subsidiaries may find it necessary to increase reserves, which may decrease their statutory surplus, in order to pass additional cash flow testing requirements.

U.S. Statutory Reports and Regulatory Examinations

Our U.S. insurance subsidiaries are required to file detailed annual reports, including financial statements, in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which they conduct business. In addition, each U.S. insurance subsidiary is required to file quarterly reports prepared on the same basis, though with considerably less detail.

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. There are currently no such examinations ongoing.

Vermont insurance laws and regulations applicable to Athene Re IV require it to file financial statements with the Commissioner of the Insurance Division of the Vermont Department of Financial Regulation. Additionally, Athene Re IV is subject to periodic financial examinations by the Insurance Division of the Vermont Department of Financial Regulation. The Vermont Department of Financial Regulation recently completed an examination of Athene Re IV for the period from January 1, 2011 through December 31, 2014. The final report was issued on September 21, 2016. There were no issues noted in the report.

Item 1.    Business

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our U.S. insurance subsidiaries must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our U.S. insurance subsidiaries are currently undergoing the following market conduct examinations, each in the ordinary course of business: (1) the Missouri Department of Insurance, Financial Institutions & Professional Registration is conducting a market conduct examination of AAIA, (2) the NYSDFS is conducting a triennial examination of AANY, (3) the Wisconsin Office of the Commissioner of Insurance is conducting a general market conduct examination of AAIA, (4) the New York Office of the State Comptroller is conducting an audit of AANY and ALICNY regarding abandoned property, (5) the State of Connecticut Insurance Department is conducting an examination survey of the market conduct practices of AAIA and (6) the State of Massachusetts is conducting a limited scope market conduct examination of AAIA. The California Department of Insurance is completing a review of the rating and underwriting practices of AAIA, AADE and AANY.

State insurance regulators have been scrutinizing claims settlement practices of insurance companies with regard to payment of death benefits. Through their authority to regulate market conduct, including claims settlement practices, state insurance regulators have been examining the use by insurance companies of the U.S. Social Security Administration’s Social Security Death Index (Death Master File) to identify deceased persons and the processes by which insurance companies search for beneficiaries of life and annuity contracts. In particular, these regulators have been looking at how insurance companies handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately identifying when death benefits or other payments under the contracts should be made. Several states have enacted new laws or adopted new regulations mandating the use by insurance companies of the Death Master File or other similar databases to identify deceased persons and more rigorous processes to find beneficiaries. The NAIC currently is developing a new model law to address the issue of unclaimed benefits.

In 2013, prior to our acquisition of Aviva USA, it entered into multi-state settlement agreements with the insurance regulators and treasurers for 48 states in connection with certain of its subsidiaries’ use of the Death Master File. As part of the settlement, AAIA and its subsidiary ALICNY agreed to pay a $4 million assessment for examination, compliance and monitoring costs without admitting any liability or wrongdoing, and further agreed to adopt policies and procedures reasonably designed to ensure timely payment of valid claims to beneficiaries in accordance with insurance laws and to timely report and remit unclaimed proceeds to the appropriate states in connection with unpaid property laws. Our U.S. insurance subsidiaries could continue to be subject to risks related to unpaid benefits, the Death Master File, and the procedures required by the prior multi-state settlement as they relate to our annuity business. Furthermore, administrative challenges associated with implementing the procedures described above may make compliance with the multi-state settlement and applicable law difficult and could have a material and adverse effect on our results of operations. AADE is currently undergoing a multi-state unclaimed property examination led by Verus Financial, on behalf of California, Florida, Georgia, Indiana, Louisiana, North Carolina, Ohio, Pennsylvania, Tennessee and Texas. Further, AADE is also a defendant in a lawsuit filed by the West Virginia Treasurer, State of West Virginia ex rel. John D. Perdue v. Liberty Life Ins. Co., Case No. 12-C-419, pursuant to which the Treasurer alleges that Liberty Life, now known as AADE, failed to adopt reasonable procedures, such as using the Death Master File, to identify deceased insureds with unpaid death benefits and timely escheat those unclaimed benefits to the state. The Treasurer accordingly seeks to recover unpaid death benefits, statutory interest and penalties.

Another area of focus by state insurance regulators has been on the use of third-party administrators (TPAs) to administer insurance policies.  Our U.S. insurance subsidiaries rely on TPAs to service certain annuity and life insurance policies and have experienced increased service and administration complaints related to the conversion and administration of the Aviva USA life insurance policies reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s life systems that were also converted to and are being administered by the same TPA. As a result of these increased complaints and service-related issues, our U.S. insurance subsidiaries may be subject to increased regulatory scrutiny, including fines and penalties, and policyholder litigation.

Capital Requirements

Regulators of each state have discretionary authority in connection with our U.S. insurance subsidiaries’ continued licensing to limit or prohibit sales to policyholders within their respective states if, in their judgment, the regulators determine that such entities have not maintained the required level of minimum surplus or capital or that the further transaction of business would be hazardous to policyholders.

In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance and reinsurance companies. All states have adopted the NAIC’s model law or a substantively similar law. The NAIC Risk-Based Capital for Insurers Model Act requires life insurance companies to submit an annual report (the Risk-Based Capital Report), which compares an insurer’s total adjusted capital (TAC) to its authorized control level RBC (ACL), each such term as defined pursuant to applicable state law. A company’s RBC is calculated by using a specified formula that applies factors to various risks inherent in the insurer’s operations, including risks attributable to its assets, underwriting experience, interest rates and other business expenses. The factors are higher for those items deemed to have greater underlying risk and lower for items deemed to have less underlying risk. Statutory RBC is measured on two bases, with ACL calculated as one-half company action level RBC (CAL). Regulators typically use ACL in assessing companies and reviewing solvency requirements. Companies themselves typically report and are compared using the CAL standard.

Item 1.    Business

The Risk-Based Capital Report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating conditions. RBC is an additional standard for MCR that insurers must meet to avoid being placed in rehabilitation or liquidation by regulators. The annual Risk-Based Capital Report, and the information contained therein, is not intended by the NAIC as a means to rank insurers.

RBC is a method of measuring the level of capital appropriate for an insurance company to support its overall business operations, in light of its size and risk profile. It provides a means of assessing capital adequacy, where the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s TAC in relation to its RBC, together with its trend in its TAC, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four action levels include:

1.	CAL: The insurer is required to submit a plan for corrective action when its TAC is equal to or less than 200% of ACL;

2.
Regulatory Action Level: The insurer is required to submit a plan for corrective action and is subject to examination, analysis and specific corrective action when its TAC is equal to or less than 150% of ACL;

3.	ACL: Regulators may place the insurer under regulatory control when its TAC is equal to or less than 100% of ACL; and

4.	Mandatory Control Level: Regulators are required to place the insurer under regulatory control when its TAC is equal to or less than 70% of ACL.

TAC and RBC are calculated annually by insurers, as of December 31 of each year. As of December 31, 2016, each of our U.S. insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2016, our U.S. RBC ratio was 478%. The calculation of RBC requires certain judgments to be made, and, accordingly, our U.S. insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Under U.S. statutory accounting principles (SAP), our U.S. domiciled subsidiaries defer the portion of realized capital gains and losses on fixed maturity securities attributable to changes in the general level of interest rates into an IMR. The IMR amortizes into future year statutory operating results based on a formula prescribed by the NAIC. The IMR provides a buffer to our statutory capital and surplus in the event we have to sell securities in an unrealized loss position. As of December 31, 2016 and 2015, our aggregate IMR balance was $217 million and $238 million, respectively.

Insurance Regulatory Information System Ratios

The NAIC has established the Insurance Regulatory Information System (IRIS) to assist state insurance departments in their oversight of the financial condition of insurance companies operating in their respective states. IRIS is a series of financial ratios calculated by the NAIC based on financial information submitted by insurers on an annual basis. Each ratio has an established “usual range” of results. The NAIC shares the IRIS ratios calculated for each insurer with the interested state insurance departments. Generally, an insurance company will be required to explain ratios that fall outside the usual range, and may be subject to regulatory scrutiny and action if one or more of its ratios fall outside the specified ranges. None of our U.S. insurance subsidiaries are currently subject to non-ordinary course regulatory scrutiny based on their IRIS ratios.

Regulation of Investments

Each of our U.S. insurance subsidiaries is subject to laws and regulations in each Athene Domiciliary State that require diversification of its investment portfolio and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, real estate-related equity, partnerships, other equity investments, derivatives and alternative investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments. Accordingly, the investment laws in the Athene Domiciliary States could prevent our U.S. insurance subsidiaries from pursuing investment opportunities which they believe are beneficial to their shareholders, which could in turn preclude Athene from realizing its investment objectives. We believe that the investments our U.S. insurance subsidiaries have made are in compliance, in all material respects, with such laws and regulations as of December 31, 2016.

Item 1.    Business

Guaranty Associations

All 50 states and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to limits, contractual obligations under insurance policies issued by life insurance companies which later become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. Assessments levied against our U.S. insurance subsidiaries by guaranty associations during each of the past five years have not been material. While Athene cannot accurately predict the amount of future assessments or future insolvencies of competitors which would lead to such assessments, Athene believes that assessments with respect to pending insurance company impairments and insolvencies will not have a material effect on Athene’s financial condition or results of operations.

Federal Oversight

Although the insurance business in the United States is primarily regulated by the states, federal initiatives can affect the businesses of our U.S. insurance subsidiaries in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, money laundering, privacy regulation, taxation and the economic and trade sanctions implemented by the Office of Foreign Assets Control (OFAC). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC), which has authority to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. Athene USA Corporation (Athene USA) and certain of our U.S. insurance subsidiaries may be above the initial quantitative threshold for treatment as a non-bank SIFI (total consolidated assets of $50 billion). If the FSOC were to determine that Athene USA or any of our U.S. subsidiaries is a non-bank SIFI, such entity would become subject to certain of these enhanced prudential standards.

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the U.S. in decades, established the Federal Insurance Office within the U.S. Department of the Treasury (Treasury Department). While currently not having a general supervisory or regulatory authority over the business of insurance, the Director of the Federal Insurance Office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Federal Insurance Office has been charged with providing reports to the U.S. Congress on (1) the global reinsurance market (provided in January 2015), (2) modernization of U.S. insurance regulation and possible federal involvement in supervision of insurance group holding companies (provided in December 2013) and (3) state regulators’ ability to access reinsurance information (provided in November 2013). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, including insurance group holding companies.

The Dodd-Frank Act also authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The Federal Insurance Office is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, as of January 13, 2017, the Treasury Department and the Office of the U.S. Trade Representative have negotiated a covered agreement with the European Union (Covered Agreement) to address, among other things, reinsurance collateral requirements. The Covered Agreement remains subject to the U.S. and the European Union completing their respective internal requirements and procedures necessary for the Covered Agreement to take effect with respect to each party. As such, it is uncertain when, if ever, the Covered Agreement will take effect.

Item 1.    Business

FIAs

In recent years, the Securities and Exchange Commission (SEC) and state securities regulators have questioned whether FIAs, such as those sold by our U.S. insurance subsidiaries, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. On December 17, 2008, the SEC voted to approve Rule 151A, and apply federal securities oversight to FIAs issued on or after January 12, 2011. Under the Dodd-Frank Act, annuities that meet specific requirements are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs our U.S. insurance subsidiaries sell will meet applicable requirements for exemption from treatment as securities and therefore will remain exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause our U.S. insurance subsidiaries to seek new or additional marketing relationships for these products, any of which may impose significant restrictions on their ability to conduct business as currently operated. On July 12, 2010, the District of Columbia Circuit Court of Appeals vacated Rule 151A.

Unclaimed Property Laws

Each of our U.S. insurance subsidiaries is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of abandoned or unclaimed money or property. State treasurers, controllers and revenue departments have been scrutinizing escheatment practices of life insurance companies with regard to unclaimed life insurance and annuity death benefits. As with state insurance regulators, state revenue authorities have been looking at how life insurance companies handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately determining when death benefits or other payments under the contracts should be treated as unclaimed property. State treasurers, controllers and revenue departments have audited life insurance companies, required escheatments and imposed interest penalties on amounts escheated for failure to escheat death benefits or other contract benefits when beneficiaries could not be found at the expiration of statutory dormancy periods.

Regulation of OTC Derivatives

We use derivatives to mitigate a wide range of risks in connection with our businesses, including options purchased to hedge the derivatives embedded in the FIAs that we have issued, and swaps, futures and/or options may be used to manage the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. Title VII of the Dodd-Frank Act creates a comprehensive framework for the federal oversight and regulation of the OTC derivatives market and entities, such as us, that participate in the market and requires U.S. regulators to promulgate rules and regulations implementing its provisions. Regulations have been finalized and implemented in many areas and are being finalized for implementation in others.

The Dodd-Frank Act divides the regulatory responsibility for swaps in the United States between the SEC and the Commodity Futures Trading Commission (CFTC). The CFTC regulates swaps and swap entities, and the SEC regulates security-based swaps and security based swap entities. The CFTC and the SEC have jointly finalized certain regulations under the Dodd-Frank Act, including critical rulemakings on the definitions of “swap,” “security-based swap,” “swap dealer,” “security-based swap dealer,” “major swap participant” and “major security-based swap participant.” In addition, the CFTC has substantially finalized its required rulemaking under the Dodd-Frank Act, including regulations relating to the registration and regulation of swap dealers, major swap participants and swap execution facilities, reporting, recordkeeping, mandatory clearing and mandatory on-facility trade execution. The SEC has yet to implement its regulatory regime for security-based swaps and market participants transacting in security-based swaps, including security-based swap dealers and major security-based swap participants subject to the SEC’s oversight. As a result of this bifurcation and the different pace at which the agencies have promulgated and implemented regulations, different transactions are subject to different levels of regulation.

The Dodd-Frank Act and the CFTC rules thereunder require us, in connection with certain swap transactions, to comply with mandatory clearing and on-facility trade execution requirements, and it is anticipated that the types of swaps subject to these requirements will be expanded over time. In addition, new regulations require us to comply with mandatory minimum margin requirements for uncleared swaps and, in some instances, uncleared security-based swaps. Uncleared swap variation margin regulations issued by U.S. bank prudential regulators, the CFTC and regulators in certain other jurisdictions, such as the European Union and Canada, are scheduled to take effect on March 1, 2017. These regulations require market participants to enter into agreements consistent with the requirements thereunder and a failure to do so could result in trading disruptions. Derivative clearing requirements and mandatory margin requirements could increase the cost of our risk mitigation and could have other implications. For example, increased margin requirements, combined with netting restrictions and restrictions on securities that qualify as eligible collateral, could reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. In addition, the requirement that certain trades be centrally cleared through clearinghouses subjects us to documentation that is significantly more counterparty-favorable and may entitle counterparties to unilaterally change such terms as trading limits and the amount of margin required. The ability of any such counterparty to take such actions could create trading disruptions and liquidity concerns. Finally, the requirement that certain trades be centrally cleared through clearinghouses concentrates counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to anticipate or identify all actual risks related to the default of a clearinghouse.

Item 1.    Business

The Dodd-Frank Act and new regulations thereunder and similar regulations issued by non-U.S. jurisdictions that may indirectly apply to us could significantly increase the cost of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our credit risk exposure. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the regulations thereunder and other similar regulations, our results of operations may become more volatile and our cash flows may be less predictable which could adversely affect our financial performance. Additionally, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by the increased cost of entering into derivatives and the reduced availability of customized derivatives that might result from the implementation of the Dodd-Frank Act.

Notwithstanding the foregoing, the future of Title VII of the Dodd-Frank Act and the related regulations implemented by the CFTC and the SEC and their impact on us remain uncertain and unpredictable, particularly in light of actions taken by the Trump administration. On February 3, 2017, President Trump signed an Executive Order that establishes core principles for regulating the U.S. financial system and provides a framework for comprehensive change to current financial regulation, and on February 24, 2017, President Trump also signed an Executive Order that requires federal agencies to designate a “Regulatory Reform Officer” and a “Regulatory Reform Task Force” to evaluate existing regulations and make recommendations to repeal, replace or modify regulations that, among others, inhibit job creation, are ineffective or impose costs that exceed benefits. At this point it is difficult to predict the impact of these Executive Orders on Title VII of the Dodd-Frank Act, derivatives regulatory schemes in other jurisdictions and our derivatives activities.

Consumer Protection Laws and Privacy and Data Security Regulation

Numerous other federal and state laws also affect Athene’s earnings and activities, including federal and state consumer protection laws. As part of the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau (CFPB) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which our U.S. insurance subsidiaries engage, the CFPB does have authority to regulate non-insurance consumer services which are offered by issuers of securities in our U.S. insurance subsidiaries’ investment portfolio.

Federal and state laws and regulations require financial institutions, including insurers, to protect the security and confidentiality of nonpublic personal information, including certain health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of Social Security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain nonpublic personal information, including Social Security numbers. In addition, state laws and regulations restrict the disclosure of the medical record and health status information obtained by insurers.

Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies’ data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.

The NAIC recently instituted a 50-state market conduct examination of multiple insurers that were the subject of separate data breaches. The NAIC also has created a Cybersecurity Task Force to look into various data security issues. In June 2015, the NAIC adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association. In December 2015, the NAIC adopted the “Roadmap for Cybersecurity Consumer Protections”, which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. In March 2016, the NAIC’s Cybersecurity Task Force exposed for public comment a draft of a new model law addressing cybersecurity, which is intended to establish the exclusive standards for data security and breaches applicable to insurance licensees in states adopting such law. After receiving input from industry groups and regulators, a second draft of the model law was published for comment. If adopted in its current form, upon the occurrence of a data breach, the model law could subject us to two separate and different data breach legal frameworks, depending on the state in which the breach is deemed to have occurred, as many states have pre-existing and broadly applicable privacy laws and regulations presently in effect. We cannot predict the effect or the compliance costs if state and federal regulators pursue investigations and increase the regulatory requirements for the security of protected information.

In addition to the NAIC’s proposed model law, state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. The NYSDFS recently published a new regulation entitled Cybersecurity Requirements for Financial Services Companies (23 NYCRR 500), which became effective on March 1, 2017, with ongoing compliance deadlines over the next 24 months. We are in the process of updating processes and procedures to comply with the new requirements. We cannot predict the effect or the amount of compliance costs that will be incurred if state and federal regulators pursue investigations and increase the regulatory requirements for the security of protected information.

Item 1.    Business

Further, the Gramm-Leach-Bliley Act of 1999, which implemented fundamental changes in the regulation of the financial services industry in the United States, includes privacy requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information.

Finally, our investment in a limited partnership which is in the business of originating RML, as well as our direct investment in any residential or other mortgage loans, may expose us to various environmental and other regulation. For example, to the extent that we hold whole mortgage loans as part of our investment portfolio, we may be responsible for certain tax payments or subject to liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. Additionally, we may be subject to regulation by the CFPB as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business.

Broker-dealers

Our securities operations, principally conducted by our limited purpose SEC-registered broker-dealer, Athene Securities, LLC, are subject to federal and state securities and related laws, and are regulated principally by the SEC, state securities authorities and FINRA. Athene Securities, LLC does not hold customer funds or safekeep customer securities or otherwise engage in any securities transactions. Athene Securities, LLC was the principal underwriter of a block of variable annuity contracts which has been closed to new investors since 2002. The closed block of variable annuity contracts was issued by a predecessor of AAIA. Athene Securities, LLC continues to receive concessions on those variable annuity contracts. Athene Securities, LLC also provides supervisory oversight to Athene employees who are registered representatives.

Employees or personnel registered with Athene Securities, LLC are subject to the Securities Exchange Act of 1934, as amended (Exchange Act) and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

As a registered broker-dealer and member of various self-regulatory organizations, Athene Securities, LLC is subject to the SEC’s net capital rule, which specifies the minimum level of net capital a broker-dealer is required to maintain and requires a minimum part of its assets to be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. The net capital rule imposes certain requirements that may have the effect of preventing a broker-dealer from distributing or withdrawing capital and may require that prior notice to the regulators be provided prior to making capital withdrawals. Compliance with net capital requirements could limit operations that require the intensive use of capital, such as trading activities and underwriting, and may limit the ability of our broker-dealer subsidiaries to pay dividends to us.

ERISA

We also may be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. Among other things, ERISA imposes reporting and disclosure obligations, prescribes standards of conduct that apply to plan fiduciaries and prohibits transactions known as “prohibited transactions,” such as conflict-of-interest transactions, self-dealing and certain transactions between a benefit plan and a “party in interest.” ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance businesses provide services to employee benefit plans subject to ERISA. We are also subject to ERISA’s prohibited transaction rules for transactions with ERISA plans, which may affect our ability to, or the terms upon which we may, enter into transactions with those plans, even in businesses unrelated to those giving rise to “party in interest” status. The applicable provisions of ERISA and the U.S. Internal Revenue Code of 1986, as amended (Internal Revenue Code) are subject to enforcement by the DOL, the Internal Revenue Service (IRS) and the U.S. Pension Benefit Guaranty Corporation. Severe penalties are imposed for breach of duties under ERISA.

On April 6, 2016, the DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to individual retirement account (IRA) holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption referred to as the “Best Interest Contract Exemption” (BICE), to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previous prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. To satisfy the requirements under the BICE, a “Financial Institution” (defined under the exemption as a registered investment adviser, bank, registered broker-dealer, or insurance company) must, among other things, accept fiduciary responsibility for the recommendations of the producer and, in the case of a retirement investor that is an IRA, enter into a contract with the IRA. To assist in understanding the regulation, the DOL, on October 27, 2016, issued its first in a series of frequently asked questions followed by its second series on January 13, 2017, responding to questions submitted by various retirement market participants impacted by the regulation. The frequently asked questions, among other things, clarified that an insurance-only licensed producer can meet the best interest requirements even though he or she is limited to selling insurance products. In addition, the DOL clarified that an insurance carrier that acts as a Financial Institution will only act as such with respect to the sale of that insurance carrier’s products. The DOL issued the Proposed Best Interest Contract Exemption for Insurance Intermediaries on January 19, 2017, in an attempt to provide a separate exemption for IMOs to act as Financial Institutions for the sale of insurance products. The proposed rule sets forth various requirements, including a minimum annual premium volume requirement and reserve or errors and omissions coverage requirements, limiting the availability of the exemption to only very large IMOs in the industry. The rule was subject to a comment period that ended on February 21, 2017.

Item 1.    Business

On February 3, 2017, the President of the United States issued an executive memorandum directing the DOL to examine the fiduciary rule to determine whether the fiduciary rule has harmed or is likely to cause harm to investors by limiting access to certain retirement products or related financial advice, whether the fiduciary rule has resulted in dislocations in the retirement services industry that may adversely affect investors or retirees, or whether the fiduciary rule is likely to cause increased litigation and increased costs for investors and retirees. In direct response to the memorandum, the acting secretary of the DOL stated that the DOL will consider its legal options to delay the applicability date of the rule in order to comply with the memorandum. The DOL has published a proposed amendment to the fiduciary rule that will delay the applicability date for 60 days to allow the DOL to fully review the rule in light of the executive memorandum. The DOL has provided a 15-day comment period to respond to the proposed delay and it is anticipated it will issue the final rule officially delaying the applicability date in late March. In addition to the 15-day comment period for the delay itself, the DOL has opened a 45-day comment period to collect responses to the questions raised in the executive memorandum. We anticipate a delay, with a possible replacement of the rule that is less burdensome but still requires sales to be in the best interest of clients. However, until the rule is officially delayed, we continue to move forward in preparation for the April 10, 2017 applicability date.

While there remains significant uncertainty regarding our distributors’ response to the DOL’s regulation and our distributors’ ability to meet the requirement of the BICE, we believe many of our producers have a path to an entity capable of being a Financial Institution because the IMOs with which they are affiliated have a broker-dealer or registered investment adviser or because such producers are otherwise a registered representative of a broker-dealer that could sign the contract required by the BICE. In June 2016 we undertook a review of our producer relationships and estimated that approximately 84% of our retail sales of FIAs are through producers with a path to a Financial Institution under the regulation. While we cannot confirm this figure with certainty, we have used this assumption in preparing for implementation of the regulation. The following table summarizes the percentages of our new deposits for the year ended December 31, 2016, by various categories we believe are relevant to understanding the impact of the DOL regulation on our business.

Reinsured Qualified Deposits	Reinsured Non- Qualified Deposits	Retail Non- Qualified Deposits	Retail MYGA Qualified Deposits (84-24)	Retail FIA Qualified Deposits
15%	24%	20%	4%	37%
Rule does not apply to reinsurers directly but may affect cedants’ volumes and risks	Rule does not apply to non-qualified sales	Rule does not apply to non-qualified sales	Sales must satisfy 84-24 exemption	Sales must satisfy BICE exemption; estimated that 84% of such sales (or 31% of total deposits) have a path to a Financial Institution

Given the uncertainty surrounding our distributors’ response to the DOL regulation, we are preparing to act as the Financial Institution for sales of our FIAs, subject to various conditions and qualifications, for a transitional period, during which our current distributors do not have access or the ability to be a Financial Institution with respect to sales of FIAs. In the event that we must serve as the Financial Institution, we expect to adjust the compensation paid to producers on the sales of our FIAs to compensate us for various compliance costs incurred in acting as the Financial Institution, as well as for the additional risk associated with such fiduciary sales.

We cannot predict with any certainty the impact of the regulation and exemptions, but the regulation and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the DOL regulation could have an adverse effect on our ability to write new business.

The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with the finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated. The DOL has also issued a number of regulations recently, and may issue similar additional regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden on us, resulting in increased costs.

Bermuda

General

The Bermuda Insurance Act regulates the insurance business of ALRe, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the BMA. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. See also Fit and Proper Controllers below.

The continued registration of an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Bermuda Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

Item 1.    Business

The Bermuda Insurance Act imposes on Bermuda insurance companies solvency standards as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Bermuda Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. Long-term business is generally defined as life, annuity and accident and health insurance, while general business broadly includes all types of insurance that are not long-term business (property and casualty business). Special purpose business is fully funded insurance business approved by the BMA to be written by a company registered as a Special Purpose Insurer. There are five classifications of insurers carrying on long-term business, ranging from Class A insurers (pure captives) to Class E insurers (larger commercial carriers). Class A insurers are subject to the lightest regulation and Class E insurers are subject to the strictest regulation.

ALRe, which is incorporated to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. ALRe is not licensed to carry on general business and has not sought authorization as a reinsurer or approval as an accredited reinsurer in any state or jurisdiction of the United States. Consequently, in order for its ceding companies to receive statutory reserve or RBC credit for the reinsurance provided by ALRe, ALRe typically structures its reinsurance transactions in one of three ways: (1) coinsurance, where ALRe’s liabilities to ceding companies in connection with reinsurance transactions are secured by assets held in trust for the benefit of the applicable ceding company, (2) funds withheld, where, although ALRe recognizes an insurance reserve liability, the assets to secure such liabilities are held and maintained by the applicable ceding company, or (3) modco, where both the insurance reserves and assets supporting the reserves are retained by the applicable ceding company.

Cancellation of Insurer’s Registration

The BMA could revoke or suspend ALRe’s license in circumstances in which (1) it is shown that false, misleading or inaccurate information has been supplied to the BMA by ALRe or on its behalf for the purposes of any provision of the Bermuda Insurance Act, (2) ALRe has ceased to carry on business, (3) ALRe has persistently failed to pay fees due under the Bermuda Insurance Act, (4) ALRe has been shown to have not complied with a condition attached to its registration or with a requirement made of it under the Bermuda Insurance Act, (5) ALRe is convicted of an offense against a provision of the Bermuda Insurance Act or (6) ALRe is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles.

Head Office and Principal Representative

An insurer is required to establish and maintain its head and principal office in Bermuda, which requires certain officers and a director to reside in Bermuda, and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Insurance Act, the ALRe principal representative is Zachary Jones and his principal office for these purposes is AHL’s Bermuda office. It is the duty of the principal representative to forthwith notify the BMA where the principal representative believes there is a likelihood of the insurer becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or other ratio or a significant loss which is likely to cause the insurer to fail to comply with its Enhanced Capital Requirement (ECR), as discussed below.

Public Disclosure

The Bermuda Insurance Act provides the BMA with powers to set standards on public disclosure. Using this power, the BMA requires all commercial insurers and insurance groups to prepare and publish a Financial Condition Report on their website. According to the BMA’s guiding principles on public disclosure, an obligation to disclose exists only if it would not compromise competitive advantage and confidentiality. The BMA has discretion in granting exemptions.

Independent Approved Auditor

Insurers must appoint an independent auditor who will annually audit and report on the insurer’s financial statements (Bermuda Financial Statements) prepared under GAAP or International Financial Reporting Standards (IFRS) and statutory financial returns, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer.

Approved Actuary

Long-term insurers must appoint an actuary approved by the BMA. In order to be approved, the actuary must be a member in good standing of either the Canadian Institute of Actuaries, the Casualty Actuarial Society, the Institute of Actuaries of Australia, the Institute and Faculty of Actuaries (for the United Kingdom (UK)), the Society of Actuaries, the American Academy of Actuaries or a member of an actuarial body recognized by the BMA. Additionally, the actuary must be qualified to provide an opinion in accordance with the requirements of the Bermuda Insurance Act.

Item 1.    Business

A Class E insurer is required to submit annually an opinion of its approved actuary with its capital and solvency return. The approved actuary’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as of the end of the relevant financial year meets the requirements of the Bermuda Insurance Act and makes reasonable provision for the total technical provisions of the insurer under the terms of its insurance contracts and agreements.

Non-insurance Business

Pursuant to an amendment to the Bermuda Insurance Act, after a grandfathered period ending on December 31, 2016, as a Class E insurer, ALRe will not be permitted to engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

Class E insurers must file annual Bermuda Financial Statements and statutory financial returns within four months of the end of each fiscal year. The Bermuda Insurance Act prescribes rules for the preparation and substance of statutory financial returns (which include, in statutory form, an insurer information sheet, an auditor's report, a balance sheet, income statement, a statement of capital and surplus and notes thereto). The statutory financial returns include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.

A Class E insurer is required to file with the BMA its Bermuda Financial Statements and a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial returns of the insurer.

In addition, each year a Class E insurer is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises the insurer’s BSCR model or an approved internal capital model in lieu thereof, a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of long-term premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of long-term business data, a schedule of long-term variable annuity guarantees data and reconciliation, a schedule of long-term variable annuity guarantees - internal capital model, a schedule of eligible capital, a schedule of commercial insurer’s solvency self-assessment (CISSA), a statutory economic balance sheet, the approved actuary’s opinion, a schedule of particulars of ceded reinsurance, a schedule of cash and cash equivalents counterparty analysis, a schedule of currency risk, a schedule of concentration risk and a schedule of anti-money laundering assessment.

Neither the statutory financial return nor the capital and solvency return is available for public inspection.

Minimum Margin of Solvency (MMS), ECR and Restrictions on Dividends and Distributions

Class E insurers must at all times maintain an MMS and an ECR in accordance with the provisions of the Bermuda Insurance Act. Each year the insurer is required to file with the BMA a capital and solvency return within four months of its relevant financial year end (unless specifically extended). The Bermuda Insurance Act mandates certain actions and filings with the BMA if an insurer fails to meet and/or maintain its ECR or MMS including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.

An insurer is prohibited from declaring or paying a dividend if in breach of its ECR or MMS or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MMS on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s total statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its MMS and ECR, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA. Further, ALRe must obtain the BMA’s prior approval before reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. ALRe is also required to obtain a certification from its approved actuary prior to declaring or paying any dividends and such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS. These restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act are in addition to those under Bermuda's Companies Act 1981 (the Companies Act) which apply to all Bermuda companies.

Item 1.    Business

At the time of filing its statutory financial statements, a Class E insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class E insurer has, with respect to the preceding financial year (1) complied with all requirements of the minimum criteria applicable to it; (2) complied with the MMS as at its financial year end; (3) complied with the applicable enhanced capital requirements as at its financial year end; and (4) complied with applicable conditions, directions and restrictions imposed on, or approvals granted to, the Class E insurer. The declaration of compliance is required to be signed by two directors of the Class E insurer and if the Class E insurer has failed to comply with any of the requirements referenced in (1) through (4) above or observe any limitations, restrictions or conditions imposed upon the issuance of its license, if applicable, the Class E insurer will be required to provide the BMA with particulars of such failure in writing. A Class E insurer shall be liable to civil penalty by way of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.

The MMS that a Class E insurer is required to maintain with respect to its long-term business is the greater of (1) $8 million, (2) 2% of the first $500 million of assets plus 1.5% of assets above $500 million (assets for this purpose are defined as the total assets reported in the insurer’s statutory balance sheet on Line 15, Column C in the relevant year less the aggregate of the amounts held in a segregated account reported on Lines 13(b) and (c) Column C) or (3) 25% of the ECR as reported at the end of the relevant year. We are well above each of these MMS requirements.

The BMA has embedded an economic balance sheet (EBS) framework as part of the Capital and Solvency Return that forms the basis for an insurer’s ECR. The premise underlying the EBS framework is the idea that assets and liabilities should be valued on a consistent economic basis. Under the Bermuda Regulatory Framework there are two solvency calculations: (1) a Class E Insurer must have total statutory capital and surplus as reported on the insurer’s statutory balance sheet greater than the MMS calculated pursuant to the Insurance Account Rules 2016; and (2) under the Insurance (Prudential Standards) (Class C, Class D and Class E Solvency Requirement) Rules 2011 an insurer is required to maintain available statutory economic capital and surplus to an amount that is equal to or exceeds the value of its ECR. Effective January 1, 2016, the method for preparing these statutory financial statements was amended, and in addition, the requirements and rules for preparing the Class E statutory EBS became effective. Prior to January 1, 2016, a Class E insurer's ECR and its total statutory capital and surplus were calculated using the company's statutory balance sheet. Following January 1, 2016, a Class E insurer's ECR and total statutory economic capital and surplus is calculated using the Class E statutory EBS.

A Class E insurer is required to maintain available statutory capital and surplus at a level equal to or in excess of its ECR which is established by reference to the Class E BSCR model. The BSCR model provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for fourteen categories of risk: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, operational risk and seven categories of long-term insurance risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

As of December 31, 2016, ALRe’s EBS capital and surplus, measured under the new regime in place after January 1, 2016, resulted in a BSCR ratio of 228%. ALRe’s total statutory capital and surplus as of December 31, 2015, measured under the regime in place prior to January 1, 2016, was 323% of its ECR.

While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such Class E insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the Class E insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having reason to believe that such a failure has occurred, such Class E insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (1) the company is, or would after the payment be, unable to pay its liabilities as they become due, or (2) the realizable value of the company’s assets would thereby be less than its liabilities.

Eligible Capital

To enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with the recently introduced ‘3-tiered capital system.’ Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MMS,

Item 1.    Business

ECR and TCL. The Bermuda Insurance Act requires that Class E insurers have Tier 1 Capital equal to or greater than 50% of the value of its ECR and Tier 3 Capital of not more than 17.65% of the aggregate of its Tier 1 Capital and Tier 2 Capital.

The characteristics of the capital instruments that must be satisfied to qualify as Tier 1, Tier 2 and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012, and any amendments thereto. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or that the coupon payment on the instrument be cancellable or deferrable indefinitely, upon breach, or if it would cause a breach, of the ECR.

Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MMS and the ECR. We do not currently use any such instruments.

Code of Conduct

Every Bermuda registered insurer must comply with the Insurance Code of Conduct (Code of Conduct) which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code of Conduct will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Bermuda Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below) and, in the case of ALRe, as a Class E insurer, will be a factor in calculating the operational risk charge under the insurer’s BSCR or approved internal model.

Fit and Proper Controllers

The BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes (1) the managing director of the registered insurer or its parent company, (2) the chief executive of the registered insurer or of its parent company, (3) a shareholder controller, and (4) any person in accordance with whose directions or instructions the directors of the registered insurer or its parent company are accustomed to act.

The definition of shareholder controller is set out in the Bermuda Insurance Act but generally refers to (1) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, (2) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company or (3) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

Based on the shares as described above, shareholder controller ownership is defined as follows:

Actual Shareholder Controller Ownership	Defined Shareholder Controller Ownership
10% or more but less than 20%	10%
20% or more but less than 33%	20%
33% or more but less than 50%	33%
50% or more	50%

Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such shareholder becomes a 10%, 20%, 33%, or 50% shareholder controller of the insurer, that shareholder shall, within 45 days, notify the BMA in writing that such shareholder has become, or as a result of a disposition ceased to be, a controller of any such category.

Under our bye-laws, we have imposed restrictions on the ownership by holders of our Class A common shares (other than the Apollo Group) controlling more than 9.9% of the voting power associated with our common shares. The voting rights exercisable by shareholders of the Company other than the Apollo Group will be limited so that Control Groups are not deemed to hold more than 9.9% of the total voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any person or group that they consider fair and reasonable in all the circumstances to ensure that such person or group will not hold more than 9.9% of the total voting power represented by our then outstanding shares. As such, other than the Apollo Group (at the 33% to 50% shareholder controller level), no shareholder will be considered, according to the Bermuda Insurance Act, a shareholder controller of ALRe.

Any person or entity who contravenes the Bermuda Insurance Act by failing to give notice or knowingly becoming a controller of any description before the required 45 days has elapsed is guilty of an offense under Bermuda law and liable to a fine of $25,000 on summary conviction.

The BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer. Before issuing a notice of objection, the BMA is required to serve upon the person or entity concerned a preliminary written notice stating the BMA’s intention to issue formal notice of

Item 1.    Business

objection. Upon receipt of the preliminary written notice, the person or entity served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making its final determination. Any person or entity who continues to be a controller of any description after having received a notice of objection is guilty of an offense and liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.

Notice of Change of Controllers and Officers

All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Notification of Material Changes

All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Bermuda Insurance Act. For the purposes of the Bermuda Insurance Act, the following changes are material: (1) the transfer or acquisition of insurance business, including portfolio transfers or corporate restructurings, pursuant to a court-approved scheme of arrangement under Section 25 of the Bermuda Insurance Act or Section 99 of the Companies Act, (2) the amalgamation with or acquisition of another firm, (3) engaging in unaffiliated, third-party business that is retail business, (4) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (5) outsourcing all or substantially all of the company’s actuarial, risk management and compliance or internal audit functions, (6) outsourcing all or a material part of an insurer’s underwriting activity, (7) the transfer other than by way of reinsurance of all or substantially all of a line of business, (8) the expansion into a material new line of business, (9) the sale of an insurer and (10) outsourcing of an “officer” role, as such term is defined by the Bermuda Insurance Act.

As a registered insurer, ALRe may not take any steps to give effect to such a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified ALRe in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.

Before issuing a notice of objection, the BMA would be required to serve upon ALRe a preliminary written notice stating the BMA’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, ALRe could, within 28 days, file written representations with the BMA which the BMA would be required to take into account in making its final determination.

Supervision, Investigation and Intervention

The BMA may appoint an inspector with powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interests of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to the inspector, the BMA may direct an insurer to produce documents or information relating to matters connected with its business.

If it appears to the BMA that there is a risk of an insurer becoming insolvent, or that it is in breach of the Bermuda Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) not to enter into any specified transaction with any specified persons or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) to obtain the opinion of an actuary loss reserve specialist and to submit it to the BMA, and (11) to remove a controller or officer.

Group Supervision

The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business. The BMA may make such determination where it ascertains that (1) the group is headed by a “specified insurer” (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long-term insurer or another class of insurer designated by order of the BMA); or (2) where the insurance group is not headed by a “specified insurer,” where it is headed by a parent company which is incorporated in Bermuda or (3) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (the “Designated Insurer”) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial returns.

Item 1.    Business

Pursuant to its powers under the Bermuda Insurance Act, the BMA will maintain a register of particulars for every insurance group for which it acts as the group supervisor detailing, among other things, the names and addresses of the Designated Insurer, each member company of the insurance group falling within the scope of group supervision, the principal representative of the insurance group in Bermuda, other competent authorities supervising other member companies of the insurance group, and the insurance group auditors. The Designated Insurer must notify the BMA of any changes to the above details entered on the register of an insurance group.

As group supervisor, the BMA will perform a number of supervisory functions including (1) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities, (2) carrying out a supervisory review and assessment of the insurance group, (3) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures, (4) planning and coordinating, with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations, (5) coordinating any enforcement action that may need to be taken against the insurance group or any of its members and (6) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

In carrying out its functions, the BMA may make rules for (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

The BMA has not yet designated any long-term life reinsurers, such as ALRe, for group supervision, accordingly, we are not currently subject to group supervision. The BMA may, however, exercise its authority to act as our group supervisor in the future.

Disclosure of Information

In addition to powers under the Bermuda Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Bermuda Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

Certain Other Bermuda Law Considerations

All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda except that which is required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Bermuda Minister of Finance, land which is used to provide accommodation or recreational facilities for officers and employees for a term not exceeding 21 years, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Bermuda Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of the business carried on outside Bermuda or under license granted by the Bermuda Minister of Finance. Generally it is not permitted without a special license granted by the Bermuda Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

Exchange Control

The permission of the BMA is required, pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of shares (which includes the Class A common shares) of Bermuda companies to or from a non-resident of Bermuda for exchange control purposes, other than in cases where the BMA has granted a general permission. The BMA, in its notice to the public dated June 1, 2005, has granted a general permission for the issue and subsequent transfer of any securities of a Bermuda company from and/or to a non-resident of Bermuda for exchange control purposes for so long as any “Equity Securities” of the company (which includes the Class A common shares) are listed on an “Appointed Stock Exchange” (which includes the New York Stock Exchange (NYSE)). The BMA accepts no responsibility for our financial soundness or the correctness of any of the statements made or opinions expressed in this report.

Germany

The following paragraphs outline the most relevant legal provisions applicable to our German business and Athene Real Estate Management Company s.a.r.l (Luxembourg subsidiary).

Basic Legal Framework

Our German Group Companies licensed as insurers are subject to the relevant laws and regulation applicable to insurers in Germany. Our German Group Companies acting as insurance holding companies are subject to the relevant laws and regulations applicable to insurance holding companies in Germany. The relevant laws include the VAG, which constitutes the basic regulatory framework for operating an

Item 1.    Business

insurance business in Germany and which also includes a limited set of provisions that apply to insurance holding companies. The VAG is supplemented by various ordinances implemented by the German Ministry of Finance and/or Federal Financial Supervisory Authority (BaFin) which regulate and mandate, among other things, eligibility criteria for investments, policyholder participation in income, accounting principles, corporate governance requirements, regulatory capital and reporting of insurance undertakings. The relevant insurance contracts are governed by the Insurance Contracts Act and the German Civil Code and further specific consumer protection laws, data protection requirements and anti-money-laundering requirements.

Profit Sharing and Dividend Restriction

German insurance law provides that policyholders participate in the income of the insurance undertaking unless explicitly excluded in the contracts (which is not the case for the portfolio of our German Group Companies). In particular, the minimum transfer ordinance provides for a minimum profit participation in the amount of 90% of the investment result, 90% of the insurance result and 50% of the other results of the insurance undertaking. Additionally, on maturity policyholders are entitled to 50% of the unrealized capital gains, which are hidden reserves which have not yet materialized from an accounting perspective. Unrealized gains on fixed-interest investments and interest-rate hedges only participate in excess of a certain safety requirement necessary to ensure payment of the guaranteed interest.

Distribution of dividends by insurance undertakings is only permitted in excess of a safety requirement, which is an amount that is necessary in order to secure the payment of the insurer’s liabilities in case the guaranteed interest is above a certain reference rate (based on a zero-coupon euro swap with a maturity of ten years).

BaFin and European Insurance and Occupational Pensions Authority (EIOPA)

Our German Group Companies are subject to supervision by BaFin, which is the central financial regulatory authority for Germany. As part of an enhanced system of financial markets regulation in Europe, EIOPA has been set up as a regulatory authority on the European level. EIOPA has certain powers in relation to the Solvency II regime, including issuing guidelines interpreting Solvency II which are addressed to the national supervisory authorities. It cannot be predicted how EIOPA intends to apply its powers in practice and whether the new authority will result in more intrusive and intensive regulation, adding additional burdens to our resources.

Solvency II

The EC has implemented a new prudential framework for insurance companies, known as Solvency II, that replaced the previous life, non-life, reinsurance and insurance group’s directives in Europe from 2016 onwards. Solvency II uses a more principle- and risk-based approach.

Solvency II is set up based on a four-level legislative process. The “Level 1” directive, dated November 25, 2009, as amended by the proposed Omnibus II Directive, sets out a framework which is supplemented by the more detailed Commission Delegated Regulation (EU) 2015/35 (Solvency II Delegated Regulation) and implementing measures as issued by the EC at “Level 2” and technical standards, which are directly applicable in Germany. “Level 3” consists of standards and guidance developed by EIOPA and at “Level 4,” the EC monitors uniform implementation of the rules.

Insurance undertakings to which Solvency II applies, including ALV, have become subject to changes with regard to solvency capital and own funds requirements, the valuation of assets and liabilities, provisions concerning business organization (governance) and reporting and disclosure requirements.

Solvency II further provides for the supervision of insurance groups and imposes a group-level capital requirement in relation to certain insurance groups. In Germany, the relevant regulatory changes triggered by Solvency II are implemented via a restatement of the VAG, which was enacted in April 2015 and became effective on January 1, 2016.

Credit for Reinsurance Ceded

Whereas under the previous regime, the reduction for ceded reinsurance was a fixed function based on the primary insurer’s liabilities, Solvency II implements a risk-based approach pursuant to which insurance undertakings have to take into account their own risk profile in determining their solvency requirements. Under Solvency II, capital charges for ceded reinsurance thus depends on a variety of factors, including in particular the financial strength of the reinsurer, spread, rating and the number of reinsurers employed by the primary insurer.

Capital Requirements

Under the Solvency II regime, MCR, as well as solvency capital requirements (SCR), are imposed. As of 2016, our German Group Companies licensed as insurance undertakings are obliged to meet these requirements in order to be able to fulfill, subject to a certain confidence level of 99.5%, in case of the SCR, or 85%, in case of the MCR, over a one-year period, all obligations arising from existing business as well as the new business expected to be written over the following 12 months. Failure to maintain adequate capital levels may result in regulatory action by BaFin.

Item 1.    Business

Regulation of Investments

Our German Group Companies are subject to certain regulatory provisions on eligible investments, including the prudent person principle under Solvency II.

Consumer Protection Laws

The German insurance law is strongly focused on protection of policyholders. Various specific rights, including cancellation rights, are granted to policyholders, aimed in particular at protecting their right of due information and transparency. As a general tendency, courts (the European Court of Justice as well as national German courts) tend to strengthen the policyholders’ position vis-à-vis insurance undertakings.

Privacy Regulation

As to our German Group Companies, personal data of customers is collected, processed and used in Germany. As a consequence, German data protection laws apply which are considered to be rather strict in comparison to U.S. data protection laws. In general, the Federal German Data Protection Act requires either consent of the respective customer or statutory permission in order to collect, process and/or use personal data of customers (further requirements apply to the processing of health data). Furthermore, under the German Criminal Act, employees of private health, accident or life insurance companies are subject to statutory confidentiality obligations. A transfer to a reinsurer or other third party of customer data falling under such insurance categories generally requires consent of the respective customer. On April 27, 2016, the General Data Protection Regulation (GDPR) was adopted by the EU Parliament providing for more harmonized data protection standards applicable in all EU Member States beginning May 25, 2018. Until then, Germany has time to adopt a new Federal German Data Protection Act adapted to the GDPR and providing for Germany specific supplements where the GDPR leaves room for national derogations. In early 2017, the German government issued its second draft of such new Federal German Data Protection Act, although it is likely that further amendments will be made to such draft before the act is adopted.

Luxembourg Regulation

Our Luxembourg subsidiary is subject to supervision by the CSSF and Luxembourg regulation for management companies of investment funds. We do not believe that our Luxembourg subsidiary is governed by the directive 2011/61/EU of the European Parliament and of the Council of June 8, 2011 on Alternative Investment Fund Managers and it is currently registered accordingly with the Commission de Surveillance du Secteur Financier (CSSF) on the basis of a self-assessment. In the absence of a final decision by the relevant Luxembourg authorities, and subject to any policy changes and changes in circumstances on which the self-assessment is based, namely regarding the holding and investment structure, we cannot exclude the risk of our Luxembourg subsidiary qualifying as an Alternative Investment Fund Manager. Such a determination would require an enhanced administration, organization and financing of our Luxembourg subsidiary. The Luxembourg investment fund managed by our Luxembourg subsidiary is regulated as a specialized investment fund under Luxembourg law and thus is also subject to legislative and/or regulatory developments, which may impact the position and performance of our Luxembourg subsidiary.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are made available, free of charge, on or through the “Investor Relations” portion of our website www.athene.com. Information contained on our website is not part of, nor is it incorporated by reference in, this report or any of our periodic reports. The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available over the internet at the SEC's website at www.sec.gov.

Item 1A.    Risk Factors

Risks Relating to Our Business

Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results.

We make and rely on certain assumptions and estimates regarding many items, including interest rates, investment returns, expenses and operating costs, tax assets and liabilities, business mix, surrender activity, mortality and contingent liabilities, related to our business and anticipated results that affect amounts reported in our consolidated financial statements and notes thereto. We also use these assumptions and estimates to make decisions crucial to our business operations, including establishing pricing, target returns and expense structures for our insurance subsidiaries’ products, determining the amount of reserves we are required to hold for our policy liabilities, the price we will pay to acquire or reinsure business, the hedging strategies to manage risks to our business and operations and the amount of regulatory and rating agency capital that our insurance subsidiaries must hold to support their businesses. The factors influencing these business decisions cannot be predicted with certainty and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, liquidity, results of operations and cash flows may be materially and adversely affected.

Insurance Products and Liabilities

Pricing of our annuity and other insurance products, whether issued by us or acquired through reinsurance or acquisitions, is based upon assumptions about persistency. A factor which may affect persistency for some of our products is the value of guaranteed minimum benefits. An increase in the value of guaranteed minimum benefits could result in our policies remaining in force longer than we have estimated, which could adversely affect our results of operations. This could be caused by extended periods of poor equity market performance and/or low interest rates, developments affecting customer perception and other factors outside our control. Alternatively, our persistency estimates could be negatively affected during periods of rising equity markets or interest rates or by other factors outside our control, which could result in fewer policies remaining in force than estimated. Therefore, our results will vary based on differences between actual and expected withdrawals from our subsidiaries’ products.

Certain of our deferred annuity products also contain optional benefit riders, including guaranteed lifetime income or death benefits, that may be exercised at certain points of time under the terms of a contract. We set prices for such products using assumptions about mortality, the rate of election of deferred annuity living benefits and other optional benefits offered to our policyholders. The profitability of these products may be lower than expected if actual policyholder utilization of these benefits varies adversely from our assumptions.

We license analytic software with actuarial modeling capabilities from third parties to facilitate the pricing of our products, make projections of our in-force business for planning purposes and objectively assess the risks in our subsidiaries’ insurance and reinsurance asset and liability portfolios. These actuarial models help us to measure and control risk accumulation, inform management and other stakeholders of capital requirements and manage the risk/return profile and amount of capital required to cover the risks in each of our subsidiaries’ insurance and reinsurance contracts and our overall portfolio of insurance and reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might impact certain of our subsidiaries’ products. Accordingly, these models may inaccurately predict the exposures that our subsidiaries are assuming and our financial results may be adversely impacted, perhaps significantly.

If emerging or actual experience deviates from our assumptions regarding any of the above factors, such deviations could have a significant effect on our reserve levels and our related results of operations and financial condition. For example, a significant portion of our in-force and newly issued products contain riders that offer guaranteed lifetime income or death benefits. These riders expose us to mortality, longevity and policyholder behavior risks. If actual utilization of certain rider benefits is adverse when compared to our estimates used in setting our reserves for future policy benefits, these reserves may prove to be inadequate and we may be required to increase them. Conversely, if policies lapse at a significantly higher rate than expected, we may need to accelerate the amortization of deferred acquisition costs (DAC), value of business acquired (VOBA) and deferred sales inducement (DSI) balances. More generally, deviations from our pricing expectations could result in our subsidiaries earning less of a spread between the investment income earned on our subsidiaries’ assets and the interest credited to such products and other costs incurred in servicing the products, or may require our subsidiaries to make more payments under certain products than our subsidiaries had projected. We have limited experience to date on policyholder behavior for our guaranteed minimum benefit products. As a result, future experience could deviate significantly from our assumptions. Such acceleration of expense amortization, reduced spread or increased payments could materially and adversely affect our financial condition, results of operations or cash flows.

Determination of Fair Value

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the

Item 1A.    Risk Factors

estimates of fair value. Accordingly, estimates of fair value are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

For example, the valuation of investments involves considerable judgment, is subject to considerable variability and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our financial statements. During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, if trading becomes less frequent or market data becomes less observable, it has been and will likely continue to be difficult to value certain of our investments, such as certain of our real-estate related investments, structured products and alternative investments. There may be certain asset classes in active markets with significant observable data that could become illiquid in a difficult financial environment. Further, rapidly changing credit and equity market conditions could materially impact the valuation of investments as reported within our financial statements, and the period-to-period changes in value could vary significantly. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments. Even if our assumptions and valuations are accurate at the time that they are made, the same factors influencing our valuations of such investments could cause the market value of these investments to decline, which could materially and adversely impact our financial condition, results of operations or cash flows.

Additionally, we also use, and may in the future use, derivatives, including swaps, options, futures and forward contracts, and reinsurance contracts to hedge risks such as current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, changes in interest rates, equity markets and credit spreads, the occurrence of credit defaults, currency fluctuations and changes in mortality and longevity. We use equity derivatives to hedge the liabilities associated with our FIAs. Our hedging strategies also rely on assumptions and projections regarding our assets, liabilities (including with respect to the optional benefits offered as part of our products), general market factors and the creditworthiness of our counterparties that may prove to be incorrect or inadequate. Accordingly, our hedging activities may not have the desired beneficial impact on our financial condition or results of operations. Hedging strategies involve transaction and other costs, and if we terminate any hedging arrangements, including reinsurance contracts, we may also be required to pay additional costs, such as transaction fees or breakage costs. We may also incur losses on transactions after taking into account our hedging strategies, which may have a material and adverse effect on our financial condition and cash flows.

Financial Statements and Results

The preparation of our consolidated financial statements and notes thereto in accordance with GAAP requires management to make various estimates and assumptions that affect the reported amounts in our financial statements. These estimates include, but are not limited to, the fair value of investments, impairment of investments and valuation allowances, the valuation of derivatives, including embedded derivatives, DAC, DSI and VOBA, future policy benefit reserves, valuation allowances on deferred tax assets, and stock-based compensation. For example, the calculations we use to estimate DAC, DSI and VOBA are necessarily complex and involve analyzing and interpreting large quantities of data. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. Accordingly, our results may be adversely affected from time to time by actual results differing from assumptions, changes in estimates and changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates. Any of these inaccuracies could require us, among other things, to accelerate the amortization of DAC, DSI and VOBA, which would result in a charge to earnings, or in a restatement of our historical financial statements or other material adjustments to our financial statements. Additionally, the potential for unforeseen developments, including changes in laws, may result in losses and loss expenses materially different from the reserves initially established, which could also materially and adversely impact our business, financial condition, results of operations and prospects.

The amount of statutory capital that our insurance and reinsurance subsidiaries have, or that they are required to hold, can vary significantly from time to time and is sensitive to a number of factors outside of our control.

Our U.S. insurance subsidiaries are subject to state regulations that provide for MCR based on RBC formulas for life insurance companies relating to insurance, business, asset, interest rate and certain other risks. Similarly, ALRe is subject to MCR imposed by the BMA through its ECR and MMS. The BSCR is based on the BMA’s Economic Balance Sheet (EBS) regulatory framework, which was granted equivalency to Solvency II in March 2016. EBS is effective as of January 1, 2016, with the first filing due in 2017 for the year ended December 31, 2016.

Our German Group Companies are subject to SCR and MCR pursuant to Solvency II, which applies at the level of ALV and at the level of the group.

In any particular year, our subsidiaries’ capital ratios and/or statutory surplus amounts may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity and credit market conditions);

•	the amount of additional capital our insurance subsidiaries must hold to support their business growth;

•	changes in reserve requirements applicable to our insurance subsidiaries;

•	changes in market value of certain securities in our investment portfolio;

•	changes in the credit ratings of investments held in our investment portfolio;

•	the value of certain derivative instruments;

Item 1A.    Risk Factors

•	changes in interest rates;

•	credit market volatility;

•	changes in policyholder behavior;

•	changes to the RBC formulas and interpretations of the NAIC instructions with respect to RBC calculation methodologies;

•	changes to the ECR, BSCR, or TCL formulas and interpretations of the BMA’s instructions with respect to ECR, BSCR, or TCL calculation methodologies; and

•	changes to the SCR formulas and interpretations with respect to SCR calculation methodologies and MCR pursuant to Solvency II and German regulations.

The financial strength and credit ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and these MCRs. NRSROs may also implement changes to their internal models, which differ from the RBC, BSCR and SCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. Additional statutory reserves may be required as the result of mandatory annual asset adequacy analysis, and rising or falling interest rates and widening credit spreads could alter this cash flow testing analysis. In addition, NRSROs may downgrade the investments held in our portfolio, which could result in impairments and therefore a reduction of the RBC ratios of our U.S. domiciled insurance subsidiaries, a decrease in the solvency ratio of our German Group Companies, or an increase in the ECR of ALRe.

To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. If a subsidiary’s solvency or capital ratios reach certain minimum levels, it could subject us to further examination or corrective action imposed by our insurance regulators, including limitations on our subsidiaries’ ability to write additional business, supervision by regulators, seizure or liquidation, each of which could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

The BMA released consultation papers in November 2016 and March 2017 that propose further updates to certain aspects of the EBS framework. The BMA has not finalized any changes and expects to release additional guidance later in 2017 after reviewing trial run results of these changes. If the final guidance, when completed and adopted, materially increases the ECR, it could materially and adversely affect our BSCR ratio and, correspondingly, our capital in excess of BMA requirements.

Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Interest rate risk is a significant market risk for us. We define interest rate risk as the risk of an economic loss due to changes in interest rates. This risk arises from our holdings in interest rate-sensitive assets and liabilities, primarily as a result of issuing or reinsuring fixed deferred and immediate annuities and investing primarily in fixed income assets. As of December 31, 2016, reserves for fixed deferred and immediate annuities net of reinsurance made up substantially all of our reserve liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of our insurance products and the fair value of our investments. These fluctuations could materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows, including in the following respects:

•
Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between overall net investment earned rates and the crediting rates to our policyholders, which are a significant source of our operating profits. We have the ability to adjust crediting rates, including caps and participation rates for FIAs, on many of our annuity liabilities (subject to minimum guaranteed values). However, we may not be able to adjust such rates in a timely manner or to the extent desired to adequately respond to the effect that changes in interest rates may have on the returns on our investments. Many of our annuity products have surrender and withdrawal penalty provisions designed to prevent early policyholder withdrawals in rising interest rate environments and to help ensure targeted spreads are earned. However, competitive factors, including the need or desire to manage levels of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

•
Changes in interest rates may also negatively affect the value of our assets and our ability to realize gains or avoid losses from the sale of those assets, all of which also ultimately affect our earnings and/or capital. Significant volatility in interest rates may have a larger adverse impact on certain assets in our investment portfolio which are highly structured or have limited liquidity, including our real estate-related assets, structured products and alternative investments, which may not have active trading markets, making the disposition of such assets difficult.

•
Changes in interest rates may also affect changes in prepayment rates on certain of the real estate-related assets, structured products and alternative investments we invest in. For instance, falling interest rates may accelerate the rate of prepayment on mortgage loans, while rising interest rates may decrease such prepayments below the level of our expectations. At the same time, falling interest rates may result in the lengthening of duration for our policies and liabilities due to the guaranteed minimum benefits contained in our products, while rising interest rates could lead to increased policyholder withdrawals and a shortening of duration for our liabilities. In either case, we could experience a mismatch in our assets and liabilities and potentially incur economic losses, which may have an adverse effect on our financial condition, results of operations and cash flows.

•
During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are mandated by law or by regulators at the time that we price

Item 1A.    Risk Factors

these products, resulting in a higher persistency than we anticipated, potentially resulting in greater claims costs on our guaranteed minimum benefit riders than we expected and cash flow mismatches between our assets and liabilities. In addition, the surrender and withdrawal penalties we impose on certain of our annuity products may further increase persistency during such periods. Certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must allocate to support statutory reserves, which could decrease the spread income that we are able to earn from these products. This reduced spread could also force us to accelerate amortization of DAC and/or VOBA, which would have an adverse effect on our financial condition and results of operations. Our German life insurance company subsidiaries are required by law to set up an additional premium reserve if the interest rate guaranteed to policyholders of certain endowment and annuity products issued exceeds a certain reference rate which is based on the rolling ten-year average of an AAA rated Eurobond. If interest rates remain at current low levels or further decline as a result of further quantitative easing in response to declining economic conditions, we could be required to provide additional capital to our German insurance company subsidiaries or increase reserves allocated to certain products which could in turn have a material adverse effect on our financial condition and results of operations.

•
Additionally, during periods of declining interest rates, we may have to reinvest the cash we receive as interest or return of principal on our investments into lower-yielding high-grade instruments or seek lower-credit instruments in order to maintain comparable returns, each of which could have a material and adverse effect on our financial condition and results of operations.

•
Certain securitized financial assets are accounted for based on expectations of future cash flows. To the extent the coupon on these instruments or the underlying collateral is based on a reference rate (for example, LIBOR), we use the market observed forward curve in our cash flow projections. As of December 31, 2016, we held $17.8 billion of securitized financial assets that have floating rate coupons or adjustable rate collateral. To the extent interest rates are lower than we have projected, we will experience slower accretion of discounts on these assets and will have a lower yield on our portfolio, which would adversely affect our financial condition and results of operations.

•
An extended period of declining interest rates or a prolonged period of low interest rates may cause us to change our long-term view of the interest rates that we can earn on our investments, causing us to change the long-term interest rate that we assume in our evaluation of our insurance liabilities, reducing the attractiveness of our subsidiaries’ products.

•
In periods of rapidly increasing interest rates, withdrawals from and/or surrenders of annuity contracts may increase as policyholders choose to seek higher investment returns elsewhere. Obtaining cash to satisfy these obligations may require our insurance subsidiaries to liquidate fixed income investments at a time when market prices for those assets are depressed because of increases in interest rates. This may result in realized investment losses. Regardless of whether we realize an investment loss, such cash payments would result in a decrease in total invested assets and may decrease our levels of profitability or results of operations. Premature withdrawals or unexpected surrenders may also cause us to accelerate amortization of DAC and/or VOBA, which would also adversely affect our financial condition and results of operations.

•
An increase in market interest rates could also reduce the value of certain of our alternative investments held as collateral under reinsurance agreements and create a need for ALRe to provide additional collateral to support the reserve requirements of our ceding companies, thereby reducing our available capital and potentially creating a need for additional capital which may not be available to us on favorable terms, or at all, when needed.

We may want or need additional capital in the future, and such capital may not be available to us on favorable terms or at all due to volatility in the equity or credit markets, adverse economic conditions or our creditworthiness.

We may want or need to raise additional capital in the future through offerings of debt or equity securities or otherwise to:

•	operate and expand our business;

•	make acquisitions or assume business through reinsurance;

•	fund our liquidity needs caused by investment losses;

•	replace capital lost in the event of significant investment, insurance or reinsurance losses or adverse reserve developments;

•	meet rating agency or regulatory capital requirements; or

•	meet other requirements and obligations.

Additional capital may not be available on terms favorable to us, or at all, when we seek to raise such capital. Availability of additional capital will depend on a variety of factors such as market conditions, our credit ratings and adverse regulatory actions taken against us. Our inability to raise capital at such times can have a range of effects, including forcing us to forego profitable growth opportunities and impairing the capital ratios of our insurance subsidiaries. This would have the potential to decrease both our profitability and our financial flexibility. Further, any additional capital raised through the sale of equity could dilute your ownership interest in our company and may cause the value of our shares to decline.

Item 1A.    Risk Factors

If we do not manage our growth effectively, our financial performance could be adversely affected; our historical growth rates may not be indicative of our future growth.

We have experienced rapid growth since we commenced operations in 2009. As of December 31, 2016, our reserve liabilities have grown to $71.0 billion, our work force has grown to approximately 1,325 employees, and our independent agent base has grown to approximately 28,000 agents. We intend to continue to grow by recruiting new independent agents, increasing the productivity of our existing agents, expanding our insurance distribution network, making strategic acquisitions, developing new products, expanding into new product lines and continuing to develop new incentives for our sales agents. We believe that we have the right people, infrastructure and scale to position us for continued growth. Future growth will impose significant added responsibilities on our management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. In addition, due to our rapid growth and resulting increased size, it may be necessary to expand the scope of our investing activities to asset classes in which we historically have not invested or have not had significant exposure. If we are unable to adequately manage our investments in these classes, our financial condition and results of operations in the future could be less favorable than in the past. Further, we have utilized reinsurance to support our growth and the future availability of such reinsurance is uncertain. Our failure to manage growth effectively, or our inability to recruit, maintain and integrate additional qualified employees and independent agents, could have a material adverse effect on our business, financial condition and results of operations. In addition, due to our rapid growth, our historical growth rates are not likely to accurately reflect our future growth rates or our growth potential. We cannot assure you that our future revenues will increase or that we will continue to be profitable.

If our risk management policies and procedures, which include the use of derivatives and reinsurance, are not adequate to protect us, we may be exposed to unidentified, unanticipated or inadequately managed risks.

We place a high priority on risk management and risk control. We have developed risk management policies and procedures, including hedging programs and risk management programs that utilize derivatives and reinsurance, and expect to continually refine and enhance these techniques, strategies and assessment methods. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective, particularly during extremely turbulent market conditions. Many of our methods of managing risk and exposures are based upon observed historical market behavior or statistics based on historical data. These methods are also based upon certain assumptions and estimates made by management. As a result, these methods may not accurately anticipate future market outcomes or policyholder behavior, which could result in volatility that is significantly greater than historical measures indicate. Other risk management methods depend on the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible to management. This information may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record and verify large numbers of transactions and events. These policies and procedures may not be fully effective to manage or mitigate our risks which may have a material and adverse effect on our business, financial condition, liquidity, results of operations, cash flows and prospects.

We operate in a highly competitive industry that includes a number of competitors, many of which are larger and more well-known than we are, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.

We operate in highly competitive markets and compete with large and small industry participants. These companies compete for an increasing pool of retirement assets, driven primarily by aging of the U.S. population and the reduction in, and concerns about the viability of, financial safety nets historically provided by governments and employers. In each of our subsidiaries’ businesses we face intense competition, including from U.S. and non-U.S. insurance and reinsurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, both for customers for our subsidiaries’ products and in the acquisition and block reinsurance markets. We compete based on a number of factors including perceived financial strength, credit ratings, brand recognition, reputation, quality of service, performance of our products, product features, scope of distribution and price. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our short-term profitability, particularly in the highly competitive retail markets, which may adversely affect our long-term growth and results of operations. Alternatively, we may sacrifice short-term profitability to maintain market share and longer term growth.

In recent years, there has been substantial consolidation among companies in the financial services industry due to economic turmoil resulting in increased competition from large, efficient, well-capitalized financial services firms. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk while maintaining financial strength ratings or have higher financial strength, claims-paying or credit ratings than we do. Our competitors may also have lower operating costs or return on capital requirements than us which may allow them to price products, reinsurance arrangements or acquisitions more competitively. The competitive pressures arising from consolidation could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings remain lower than the ratings of certain of our competitors, we may experience increased surrenders and/or an inability to reach sales targets, which may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.

Item 1A.    Risk Factors

A significant portion of our retail annuities are sold through a proprietary distribution network.

We distribute annuity products through independent producers affiliated with certain IMOs. A significant portion of our retail annuity production results from sales of product in our BalancedChoice Annuity product series, which contains certain product features that are licensed from a third-party actuarial firm. Only IMOs which are affiliated with the Annexus Group are permitted to distribute the BalancedChoice Annuity product series. If we experienced a disruption in our relationship with the Annexus Group, it could have an adverse effect for a period of time on our annuity sales of this product series.

We are subject to general economic conditions, including prevailing interest rates, levels of unemployment and financial and equity and credit market performance, which may affect, among other things, our ability to sell our products, the fair value of our investments and whether such investments become impaired and the surrender rate and profitability of our policies.

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown could adversely affect us in the form of changes in consumer behavior and decreases in the returns on and value of our investment portfolio. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the stability of the EU and the potential exit of the UK (Brexit) and of certain other EU members, the rate of growth of China and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Declining economic growth rates globally and resultant diverging paths of monetary policy could increase volatility in the credit markets, potentially impacting the availability and cost of credit.

Factors such as equity prices, equity market volatility, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations (including laws relating to the financial markets generally or the taxation or regulation of the insurance industry), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our investment portfolio and our subsidiaries’ ability to sell their products. Equity market volatility can negatively affect our revenues and profitability in various ways, particularly as a result of guaranteed minimum withdrawal or surrender benefits in our products. The estimated cost of providing guaranteed minimum withdrawal benefits incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income. The rate of amortization of DAC and VOBA costs relating to FIA products and the cost of providing guaranteed minimum withdrawal or surrender benefits could also increase if equity market performance is worse than assumed, which could have a material and adverse effect on our growth, business, financial condition, results of operations and cash flows.

Additionally, the possibility of volatility in the capital markets spreading through a highly integrated and interdependent banking system remains. These factors, combined with reduced business and consumer confidence, have negatively impacted U.S. economic growth. The Federal Reserve has scaled back programs that have in recent years fostered a historically low interest rate environment, which could generate volatility in debt and equity markets including increases in interest rates and associated declining values on fixed income investments. As the Federal Reserve moves towards normalizing monetary policy and moving short-term interest rates off of their lower levels, the central bank may adversely affect prospects for continued economic recovery with little room for incremental monetary accommodation.

Furthermore, long-term structural concerns remain with regard to the Eurozone’s move towards a closer currency, fiscal, economic and monetary union, particularly in the wake of the UK’s vote to exit the EU. In addition, significant risks persist regarding the sovereign debt of Greece, as well as certain other countries, which in some cases have required countries to obtain emergency financing. While economic policy measures and commitments have stabilized the Euro’s volatility, the EU’s fiscal outlook remains negative, and further substantial decline in the value of the Euro could expose us to significantly greater foreign currency exposure than we estimate at this time. The financial turmoil in Europe, including the recent downgrades of the sovereign rating of the UK and uncertainty resulting from Brexit, continues to be a long-term threat to global capital markets and remains a challenge to global financial stability. If these or other countries require additional financial support or if sovereign credit ratings decline further, yields on the sovereign debt of certain countries may increase, the cost of borrowing may increase and the availability of credit may become more limited. Our results of operations and investment portfolio are exposed to these risks and may be adversely affected as a result. In addition, in the event of extreme prolonged market events, such as the recent global credit crisis, we could incur significant losses.

Our investments are subject to market and credit risks that could diminish their value and these risks could be greater during periods of extreme volatility or disruption in the financial and credit markets, which could adversely impact our business, financial condition, liquidity and results of operations.

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Underlying factors relating to volatility affecting the financial and credit markets could lead to other than temporary impairment of assets in our investment portfolio. We are also subject to the risk that cash flows resulting from payments on assets that serve as collateral underlying the structured products we own may differ from our expectations in timing or size. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates from period to period and is more variable than may be the case with other asset classes, such as corporate bonds. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect

Item 1A.    Risk Factors

on our business, results of operations, financial condition and cash flows. If our investment manager, AAM, or our German subsidiaries’ investment adviser, AAME, fails to react appropriately to difficult market, economic and geopolitical conditions, our investment portfolio could incur material losses. Some of our investments are more vulnerable to these risks than others, as described more fully below.

As of December 31, 2016, 82% of our total invested assets were invested in fixed maturity securities, equity securities, and short-term investments, including our investments in investment grade and high-yield corporate bonds and structured products, which include RMBS and CLOs. As of December 31, 2016, 47% of our total invested assets were invested in non-structured investment grade bonds, 3% in high-yield non-structured securities, and 5% in structured securities (other than CMBS, RMBS and CLOs). Issuers or guarantors of such fixed income securities may default on principal or interest payments they owe us, or the underlying collateral may default on such payments, causing an adverse change in cash flows. An economic downturn affecting the issuers or underlying collateral of these securities, a ratings downgrade affecting the issuers or guarantors of such securities, or similar trends and issues could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rates of the fixed income securities in our portfolio to increase.

As of December 31, 2016, 8% of our total invested assets were invested in senior and mezzanine tranches issued by CLOs and 0.4% was invested in equity tranches issued by CLOs. As of December 31, 2016, 95% of our investments in CLOs were managed by Apollo and its affiliates other than AAM. CLOs are a form of securitization where payments from multiple large business loans, generally below investment grade, are pooled together and sold to different classes of owners in various tranches. Senior tranches of CLOs have some protection from credit losses by more junior tranches while junior tranches often have higher yields than those of the collateral loans and receive higher coupons to compensate for higher risk. CLOs thus provide investment opportunities with varying risk/return profiles and diversified exposure to multiple borrowers. Control over the CLOs in which we invest is exercised through collateral managers, who may take actions that could adversely affect our interests, and we may not have the right to direct collateral management. There may also be less information available to us regarding the underlying debt instruments held by CLOs than if we had invested directly in the debt of the underlying companies. Additionally, as subordinated interests, the estimated fair values of CLOs tend to be much more sensitive to adverse economic downturns and underlying borrower defaults than those of more senior securities. For example, as the secondary market pricing of the loans underlying CLOs deteriorated during the fourth quarter of 2008, it is our understanding that many investors were forced to raise cash by selling their interests in performing loans which resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines. While loan prices have recovered from the low levels experienced during the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. Furthermore, our investments in CLOs are also subject to liquidity risk as there is a limited market for CLOs. Accordingly, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our CLO interests, which could have a material adverse effect on our business, financial condition and results of operations.

Included in assets of AAA Investment (Co-Invest VI), L.P. (CoInvest VI), one of our consolidated variable interest entities (VIE), are equity investments in publicly traded shares of Caesars Entertainment Corporation (CEC) and Caesars Acquisition Company (CAC). We received the CEC and CAC shares as part of a contribution agreement in 2012 with AAA Guarantor - Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. There are pending claims against CEC, CAC and/or others, related to certain guaranties issued for debt of Caesars Entertainment Operating Company, Inc. (CEOC) and/or certain transactions involving CEOC and certain of its subsidiaries (collectively, Debtors), CEC, CAC and others. CEC and the Debtors announced on or about September 26, 2016, that CEC and CEOC had received confirmations from representatives of CEOC's major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. The plan, containing such terms and further including such other terms respecting, among other things, the merger of CAC into CEC, that CoInvest VI and others will not retain their pre-merger CEC shares, that CoInvest VI and others will retain the value of their CAC shares when receiving shares in the merged CEC, and that CoInvest VI and others will receive releases to the fullest extent permitted by law, was confirmed by the Bankruptcy Court by order dated January 17, 2017. Conditions precedent to the effective date of the plan include regulatory approvals from the various gaming regulators, CEC and CAC shareholders approval of the proposed merger, and securing required financings. As a result, CoInvest VI recorded a liability of $27 million during 2016 for the entire carrying value of the CEC shares. As of December 31, 2016, CoInvest VI’s investment in CAC is carried at its fair value of $45 million.

We have a risk management framework in place to identify, assess and prioritize risks, including the market and credit risks to which our investments are subject. As part of that framework, we test our investment portfolio based on various market scenarios. Under certain stressed market scenarios, unrealized losses on our investment portfolio could lead to material reductions in its carrying value. Under some extreme scenarios, total AHL shareholders’ equity could be negative for the period of time prior to any potential market recovery. See Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

A decline in fair value below the amortized cost of a security requires management to assess whether an OTTI has occurred. The decision on whether to record an OTTI is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the particular security before recovery.

Our investments linked to real estate are subject to credit, market and servicing risk, which could diminish the value that we obtain from such investments.

As of December 31, 2016, 18% of our total invested assets were invested in fixed maturity and equity securities linked to real estate, such as CMBS and RMBS. Additionally, as of December 31, 2016, 8% of our total invested assets were invested in commercial mortgage loans (CML) and RML, and 1% of our total invested assets were invested in real estate held for investment. In total, as of December 31, 2016, 27% of our

Item 1A.    Risk Factors

total invested assets were invested in assets linked to real estate. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, the value of our real estate-related assets depends in part on the financial condition of the borrowers, the value of the real properties underlying the mortgages and, for commercial properties, the financial condition of the tenants of the properties underlying those mortgages, as well as general and specific economic trends affecting the overall default rate. An unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2016, 30% of our holdings in assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities or loans.

The CML we hold, and CML underlying the CMBS that we hold, face both default and delinquency risk. For CML that we hold directly, we establish loan specific estimated impairments at each balance sheet date based on the excess carrying value of a loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when it is probable that a credit event has occurred and the amount of loss can be reasonably estimated. As of December 31, 2016, our CML investments comprised 8% of our total invested assets, of which 0.3% were in the process of foreclosure. Legislative proposals that would allow or require modifications to the terms of CML, an increase in the delinquency or default rate of our CML portfolio or geographic or sector concentration within our CML portfolio could materially and adversely impact our financial condition and results of operations.

Our investments in RML and RMBS also involve credit risks. Higher than expected rates of default or loss severities on our RML investments and the assets underlying our RMBS investments may adversely affect the value of such assets. A significant number of the mortgages underlying our RML and RMBS investments are concentrated in certain geographic areas. Certain markets within those areas experienced significant decreases in home values during the financial crisis of 2007-2008 and the years thereafter. Any event that adversely affects the economic or real estate market in any of these areas could have a disproportionately adverse effect on our RML and RMBS investments. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower the valuations of RML and the valuations of RMBS that are structured as interest only securities and inverse interest only securities. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure. This could, in turn, have a material adverse effect on our credit loss experience in the affected market.

Control over the underlying assets in all of our real estate-related investments is exercised through a servicer that we do not control. If a servicer is not vigilant in seeing that borrowers make their required periodic payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by a servicer to service mortgages in which we are invested or which underlie a RMBS in which we are invested could negatively impact the value of our investments in the related RML or RMBS.

Our German Group Companies and the Luxembourg investment fund managed by our Luxembourg subsidiary in which we have invested are significantly (directly or indirectly) invested in real estate in Germany and rely to a large extent on earnings from rentals and mortgage loan financing. Rents, real estate prices and default risk of mortgage loans largely depend on economic and business conditions in Germany. Declining economic conditions could cause us to be unable to re-let our real estate on the current terms, encounter difficulties in divesting parts of the real estate and lead to an increased number of mortgage loan defaults. This could impair the performance of our German Group Companies and the Luxembourg investment fund managed by our Luxembourg subsidiary in which we have invested (including the investments of the Luxembourg investment fund, in particular Elementae S.A., a holding company in which the Luxembourg investment fund is the sole shareholder) and have material adverse effects on our business, financial condition, results of operations and cash flows. The Luxembourg investment fund managed by our Luxembourg subsidiary in which we have invested may also (directly or indirectly) hold investments located elsewhere, which may depend on local economic and business conditions and which may be similarly adversely affected.

In addition to the credit and market risk that we face in relation to all of our real estate-related investments, certain of these investments may expose us to various environmental, regulatory and other risks. For example, our investment in RML could result in claims being assessed against us as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities, including liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. We may continue to be liable under such claims after foreclosing on a property securing a mortgage loan held by us. Additionally, we may be subject to regulation by the CFPB as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business. Any adverse environmental claim or regulatory action against us resulting from our investment in RML could adversely impact our reputation, business and results of operations.

Item 1A.    Risk Factors

Many of our invested assets are relatively illiquid and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times to cover policyholder withdrawals or to meet our insurance, reinsurance or other obligations.

We offer certain products that allow policyholders to withdraw their funds under defined circumstances. In order to meet such obligations, we seek to manage our liabilities and configure our investment portfolios to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. However, in order to provide necessary long-term returns and to achieve our strategic goals, a certain portion of our assets are relatively illiquid. Many of our investments are in securities that are not publicly traded or that otherwise lack liquidity, such as our privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments.

We record our relatively illiquid types of investments at fair value. If we were forced to sell certain of our assets, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices. In many cases, we may be prohibited by contract or applicable securities laws from selling such securities for a period of time. When we hold a security or position, it is vulnerable to price and value fluctuations and may experience losses if we are unable to timely sell, hedge or transfer the position. Thus, it may be impossible or costly for us to liquidate positions rapidly in order to meet unexpected withdrawal or recapture obligations. This potential mismatch between the liquidity of our assets and liabilities could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our investment portfolio may be subject to concentration risk, particularly with regards to our investments in MidCap, AmeriHome and real estate.

Concentration risk arises from exposure to significant asset defaults of a single issuer, industry or class of securities, based on economic conditions, geography or as a result of adverse regulatory or court decisions. When an investor’s assets are concentrated and that particular asset or class of assets experiences significant defaults, the default of such assets could threaten the investor’s financial condition. Our most significant potential exposure to concentration risk are our investments in MidCap, a provider of revolving and term debt facilities to middle market companies in North America and Europe, and in A-A Mortgage and its indirect investment in AmeriHome, a mortgage lender and mortgage servicer. As of December 31, 2016, our exposure, including loaned amounts, to MidCap was $761 million, which represented 1% of our total invested assets and 11% of total AHL shareholders’ equity. As of December 31, 2016, our exposure to A-A Mortgage was $417 million, which represented less than 1% of our total invested assets and 6% of total AHL shareholders’ equity. To the extent that we suffer a significant loss on our investment in MidCap or A-A Mortgage, our financial condition and results of operations could be adversely affected.

As of December 31, 2016, 27% of our total invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described above with respect to our real estate related-investments could materially and adversely affect our financial condition and results of operations.

Our investment portfolio may include investments in securities of issuers based outside the United States, including emerging markets, which may be riskier than securities of U.S. issuers.

We may invest in securities of issuers organized or based outside the United States that may involve heightened risks in comparison to the risks of investing in U.S. securities, including unfavorable changes in currency rates and exchange control regulations, reduced and less reliable information about issuers and markets, less stringent accounting standards, illiquidity of securities and markets, higher brokerage commissions, transfer taxes and custody fees, local economic or political instability and greater market risk in general. In particular, investing in securities of issuers located in emerging market countries involves additional risks, such as exposure to economic structures that are generally less diverse and mature than, and to political systems that can be expected to have less stability than, those of developed countries, national policies that restrict investment by foreigners in certain issuers or industries of that country, the absence of legal structures governing foreign investment and private property and an increased risk of foreclosure on collateral located in such countries, a lack of liquidity due to the small size of markets for securities of issuers located in emerging markets and price volatility. The vote in 2016 by the UK to exit the EU has created significant volatility in the global financial markets. The effect of Brexit on our investment portfolios at this time is uncertain and this uncertainty will likely continue as negotiations commence to determine the future terms of the UK’s relationship with the EU. Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled.

As of December 31, 2016, 32% of the carrying value of our AFS fixed maturity securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. Of our total AFS fixed maturity securities, including related parties as of December 31, 2016, 9% were invested in CLOs of Cayman Islands issuers (where underlying assets are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our German Group Companies and 17% were invested in other non-U.S. issuers. While we invest in securities of non-U.S. issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Investment Portfolio for further information on international exposure.

Item 1A.    Risk Factors

We previously identified material weaknesses in our internal control over financial reporting. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our consolidated financial results.

We identified material weaknesses in our internal control over financial reporting as of and for the years ended December 31, 2014 and 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our consolidated financial results.

During the process of preparing and completing our consolidated financial statements for the year ended December 31, 2013, we determined we did not have sufficient internal control over financial reporting related to: (1) actuarial balances of the blocks of business acquired from Aviva USA and (2) the preparation and accuracy of income tax balances, each of which constituted a material weakness. To address the material weakness over actuarial balances, we designed and implemented controls to review the data inputs, models, reserve systems, valuations and other processes related to material reserves acquired from Aviva USA. Finally, we designed and implemented review controls over actuarial model changes in the actuarial units across our company. To address the material weakness over income tax balances, we took several actions, including adding expertise and resources to our tax staff through adding a global senior head of tax with significant experience, and enhancing our capabilities and processes to support financial reporting for income taxes. Additionally, we have designed controls to support the comprehensive review over our income tax processes, which include providing supporting documentation and analyses of our income tax accounting positions in a timely manner and managing the response to complex accounting for the income tax consequences of insurance acquisitions to prevent or detect misstatements in the determination of the income tax consequences of future acquisitions. Management believes that these deficiencies no longer constituted material weaknesses as of December 31, 2015, and as of December 31, 2016, assessed these deficiencies as significant deficiencies.

Due to a transition period established by rules of the SEC for newly public companies, we are not required to conduct an evaluation of our internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 until the year ended December 31, 2017, nor have we conducted such an evaluation. Such an evaluation would include documenting internal control activities and procedures over financial reporting, assessing the design effectiveness of such controls, and testing the operating effectiveness of such controls, and could result in the identification of additional material weaknesses in our internal control over financial reporting.

Any failure to maintain adequate internal control over financial reporting or to implement required, new or improved internal controls, or difficulties encountered in their implementation, could cause us to report additional material weaknesses in our internal control over financial reporting, and may result in our inability to accurately report our consolidated financial results. Any such failure could have a material and adverse effect on our consolidated financial results and the value of our common shares.

Our growth strategy includes acquiring business through acquisitions of other insurance companies and reinsurance of insurance obligations written by unaffiliated insurance companies, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown.

We have grown and intend to grow our business in the future in part by acquisitions of other insurance companies and businesses, including through reinsurance, which could require additional capital, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions. While we have reviewed various acquisition opportunities and have successfully completed acquisitions in the past to facilitate our growth, competition exists in the market for profitable blocks of insurance and businesses. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets. It is also possible that merger and acquisition transactions will become less frequent, which could also make it more difficult for us to implement our growth strategy as we have done in the past. Thus, in the future, we may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms. In addition, to the extent we determine to finance an acquisition, suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all. Our acquisition activities may also divert the attention of our management from our business, which may have an adverse effect on our business and results of operations.

Occasionally we may acquire or seek to acquire an insurance company or business that writes traditional life insurance business or other businesses that are not core to our business. In the past, except in limited circumstances, we have arranged for the sale or transfer, through reinsurance or otherwise, of such business prior to or following our acquisitions to the extent that we did not want to retain these non-core businesses. As we grow, the ability of our management to transfer or source sufficient reasonably priced reinsurance for traditional life insurance or other non-core businesses that we may acquire and want to dispose of may be limited. As we acquire new businesses and write a larger volume of business, it may be difficult to find buyers or reinsurers willing to assume increased risk, and added reinsurance may increase the associated costs. Ultimately, we may not be able to find buyers or source adequate reinsurance at all. In the event that we were unable to find buyers or purchase adequate reinsurance, we would have to accept an increase in our net risk exposures, revise our pricing to reflect higher reinsurance premiums, or otherwise modify our acquisitions and product offerings, each of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

In furtherance of our strategy of growth through acquisitions, we routinely review and conduct investigations of potential acquisitions of business or blocks of business, some of which may be material. When we believe a favorable opportunity exists, we seek to enter into discussions with target companies or sellers regarding the possibility of such acquisitions. At any given time, we may be in discussions with one

Item 1A.    Risk Factors

or more counterparties. There can be no assurance that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.

We may not be able to successfully integrate future acquisitions and such acquisitions may result in greater risks to us, our business, financial condition, results of operations, cash flows and prospects.

Any failure to manage our growth and integrate our future acquisitions successfully may adversely affect us. Additionally, our ability to incorporate effectively the components of any businesses we may in the future acquire into our previously existing framework is unknown.

Potential difficulties that we may encounter in integrating new acquisitions include, but are not limited to:

•	our failure to successfully execute plans to reinvest investments acquired in such acquisitions into higher yielding assets at acceptable levels of credit and other risks;

•	the risks relating to integrating accounting and financial systems and accounting policies and the related risk of having to restate our historical financial statements;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, pricing structures, networks and other assets and strategies in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the challenge of integrating workforces;

•
potential unknown liabilities that are significantly larger than we anticipate at the time of acquisition, and unforeseen increased expenses or delays associated with acquisitions, including costs in excess of the cash transition costs that we estimate at the outset of a transaction;

•	conditions that we must comply with in order to obtain regulatory approvals for such acquisitions;

•	the diversion of the attention of our management and other key employees;

•	the potential loss of key employees or business at the target company;

•	the inability to successfully combine our businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from future acquisitions;

•	the challenge of forming and maintaining a cohesive management team;

•	the risks of incurring significant goodwill and/or VOBA impairment charges in the future;

•	the risk that the target will incur dramatic and significant lapses, withdrawals or sales declines shortly after signing or closing of an acquisition;

•
our inability to secure hedges on adverse changes on interest rates, currencies and spreads on assets in the target company’s investment portfolio on commercially reasonable terms or at all, or that such hedges perform poorly and do not properly hedge these risks;

•	potential ratings downgrades of us or of the acquired entity;

•	increased regulatory scrutiny as a result of our entry into new markets or our increase in size or market share; and

•	branding or rebranding initiatives that involve substantial costs and may not be favorably received by customers of the target.

The failure to appropriately mitigate these difficulties and manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

If we are unable to attract and retain IMOs and agents, sales of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network which currently includes approximately 60 IMOs and approximately 28,000 independent agents. Insurance companies compete vigorously for productive and profitable agents. We must attract and retain such marketers and agents to sell our products. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, as a result of our ratings upgrades in 2015, our growth plans include distributing annuity products through small and mid-size banks and regional broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or we are not successful in expanding our distribution channels through the bank and broker-dealer markets, our ability to compete and our revenues and resulting financial condition and results of operations could be adversely affected.

Repurchase agreement programs subject us to potential liquidity and other risks.

We may engage in repurchase agreement transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. These repurchase agreements provide us with liquidity and in certain instances also allow us to earn spread income. Under such agreements we may be required to deliver additional securities or cash as margin to the counterparty if the value of the securities sold decreases prior to the repurchase date. The cash proceeds received by us under such repurchase agreements are typically invested in fixed income securities and may not be available to be returned prior to the scheduled repurchase date, and it is possible that we will enter into other repurchase transactions and use cash proceeds from such transactions to pay the repurchase prices on maturing repurchase transactions. Repurchase agreements, however, are generally not committed arrangements, and market and other conditions on the repurchase date or at other times may limit our ability to enter into new repurchase transactions or to enter into transactions on favorable terms. To the extent that we are not able to enter into new transactions or to

Item 1A.    Risk Factors

enter into sufficient new transactions, we may need to find other sources to pay the repurchase prices under these transactions, which may or may not be available to us. Additionally, during difficult market situations, we may not be able to access funds under such repurchase agreements, which may require us to sell securities on unfavorable terms in order to ensure short-term liquidity.

In some cases, the maturity of the securities purchased by us with the cash proceeds received in the repurchase transaction may exceed the term of the related transaction and/or the market value of securities sold in such repurchase transactions may fall below stipulated margin requirements in the applicable repurchase agreement. If we are required to return significant amounts of cash collateral or post cash or securities as margin on short notice and we are forced to sell securities to meet such obligations, we may have difficulty doing so in a timely manner, may be forced to sell securities in a volatile or illiquid market for less than they otherwise would have been able to realize under normal market conditions, or both. In addition, under adverse capital market and economic conditions, liquidity may broadly deteriorate, which would further restrict our ability to sell securities.

A financial strength rating downgrade, potential downgrade or any other negative action by a rating agency could make our product offerings less attractive, inhibit our ability to acquire future business through acquisitions or reinsurance and increase our cost of capital, which could have a material adverse effect on our business.

Various NRSROs review the financial performance and condition of insurers and reinsurers, including our subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder obligations. These ratings are important to maintaining public confidence in our insurance subsidiaries’ products, our insurance subsidiaries’ ability to market their products and our competitive position. Factors that could negatively influence this analysis include:

•	changes to our business practices or organizational business plan in a manner that no longer supports our ratings;

•	unfavorable financial or market trends;

•	a need to increase reserves to support our outstanding insurance obligations;

•	our inability to retain our senior management and other key personnel;

•	rapid or excessive growth, especially through large reinsurance or acquisitions, beyond the bounds of capital sufficiency or management capabilities as judged by the NRSROs;

•	significant losses to our investment portfolio; and

•	changes in NRSROs’ capital adequacy assessment methodologies in a manner that would adversely affect the financial strength ratings of our insurance subsidiaries.

Some other factors may also relate to circumstances outside of our control, such as views of the NRSRO and general economic conditions. Any downgrade or other negative action by a NRSRO with respect to the financial strength ratings of our insurance subsidiaries, or an entity we acquire, or our credit ratings, could materially adversely affect us and our ability to compete in many ways, including the following:

•	reducing new sales of insurance products;

•	harming relationships with or perceptions of distributors, IMOs and sales agents;

•	increasing the number or amount of policy lapses or surrenders and withdrawals of funds, which may result in a mismatch of our overall asset and liability position;

•	requiring us to offer higher crediting rates or greater policyholder guarantees on our insurance products in order to remain competitive;

•	increase our borrowing costs;

•	reducing our level of profitability and capital position generally or hindering our ability to raise new capital; or

•	requiring us to collateralize obligations under or result in early or unplanned termination of hedging agreements and harming our ability to enter into new hedging agreements.

In order to improve or maintain their financial strength ratings, our subsidiaries may attempt to implement business strategies to improve their capital ratios. We cannot guarantee any such measures will be successful. We cannot predict what actions NRSROs may take in the future, and failure to improve or maintain current financial strength ratings could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are subject to significant operating and financial restrictions imposed by our credit agreement.

The credit agreement dated January 22, 2016, by and among AHL, ALRe and Athene USA, as borrowers, each lender from time to time party thereto and Citibank, N.A., as administrative agent (Credit Facility) contains various restrictive covenants which limit, among other things, AHL’s, ALRe’s and Athene USA’s ability, and in certain instances, some or all of their subsidiaries’ ability, to:

•	incur additional indebtedness, make guarantees and enter into derivative arrangements;

•	create liens on our or such subsidiaries’ assets;

•	make fundamental changes;

•	engage in certain transactions with affiliates;

•	make changes in the nature of our business; and

•	pay dividends and distributions or repurchase our common shares.

Item 1A.    Risk Factors

These covenants, some of which are financial, may prevent or restrict us from capitalizing on business opportunities, including making additional acquisitions or growing our business. In addition, if AHL undergoes a “change of control” as defined in the Credit Facility, the lenders under the Credit Facility will have the right to terminate the facility and/or accelerate the maturity of all outstanding loans. As of the date of this report, AHL is in compliance with all covenants and no borrowings under the Credit Facility are outstanding. As a result of these restrictions and their effects on us, we may be limited in how we conduct our business and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur may contain additional restrictive covenants.

We are subject to the credit risk of our counterparties, including ceding companies who reinsure business to ALRe, reinsurers who assume liabilities from our subsidiaries and derivative counterparties.

Our insurance subsidiaries may cede insurance and transfer related assets and certain liabilities to third-party insurance companies through reinsurance. Under such reinsurance agreements, our insurance subsidiaries will be liable for losses on insurance risks if such reinsurers fail to perform under their respective reinsurance agreements with our subsidiaries.

In connection with the acquisitions of our two largest U.S. insurance subsidiaries, we entered into reinsurance agreements with Protective and Global Atlantic. As part of our acquisition of AADE, we effected a sale of substantially all of AADE’s life insurance business by reinsuring such business to Protective. Similarly, in connection with our acquisition of Aviva USA, we effectuated a sale of substantially all of Aviva USA’s life insurance business by reinsuring such business to Global Atlantic. Because these agreements involve reinsurance of entire business segments, each covers a much larger volume of business than a traditional reinsurance agreement. Additionally, although certain of Protective’s financial obligations under its reinsurance agreement with us are secured by assets placed in a trust for our benefit and Global Atlantic is obligated to maintain assets in custody accounts for our benefit to support substantially all of its financial obligations under its reinsurance agreements with us, as each of Protective and Global Atlantic are the only counterparties under each respective agreement, we face a heightened risk of default with respect to those reinsurers in particular. In addition, we do not have a security interest in the assets in the custody accounts supporting the Global Atlantic reinsurance agreements. Therefore, in the event of an insolvency of the Global Atlantic insurance company acting as reinsurer, our claims would be subordinated to those of such insurance company’s policyholders and the assets in the relevant custody accounts may be available to satisfy the claims of such insurance company’s general creditors in addition to us. As with any other reinsurance agreement, we remain liable to our policyholders even if Protective or Global Atlantic fail to perform. Although each agreement provides that Protective and Global Atlantic, respectively, agree to indemnify us for losses sustained in connection with their respective performances of each agreement, such indemnification may not be adequate to compensate us for losses actually incurred in the event that Protective or Global Atlantic are either unable or unwilling to perform according to the agreements’ terms. In addition to possible losses that could be incurred if our subsidiaries are forced to recapture these blocks, such subsidiaries may also face a substantial shortfall in capital to support the recaptured business, possibly resulting in material declines to the insurer’s RBC ratio and/or creditworthiness and potentially expose the insurer to ratings downgrades, regulatory intervention, increased policyholder withdrawals or other negative effects.

Conversely, ALRe and certain of our U.S. insurance subsidiaries assume liabilities from other insurance companies. Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to us could cause policyholders of contracts reinsured to us to surrender or lapse their policies in unexpected amounts. In addition, to the extent such ceding companies do not perform under their reinsurance agreements with us, we may not achieve the results we intended and could suffer unexpected losses. In either case, we have exposure to our subsidiaries’ reinsurance counterparties which could materially adversely affect our business, financial condition, results of operations and cash flows.

Finally, we are exposed to credit loss in the event of nonperformance by our counterparties on derivative agreements. We seek to further reduce the risk associated with such agreements by entering into such agreements with large, well-established financial institutions. In addition, rules recently adopted by the CFTC and the prudential regulators will require us and our swap dealer counterparties to collect and post initial and variation margin with respect to non-cleared swaps. Any initial margin required to be posted to our swap dealer counterparties under these rules will be segregated with a third-party custodian. However, there can be no assurance that we will not suffer losses in the event a counterparty or custodian fails to perform or is subject to a bankruptcy or similar proceeding.

We rely significantly on third parties for investment services and certain other services related to our policies, and we may be held responsible for obligations that arise from the acts or omissions of third parties under their respective agreements with us if they are deemed to have acted on our behalf.

We rely significantly on various third parties to provide investment services to us as well as to sell, distribute and provide administrative services for our subsidiaries’ policies. As such, our results may be affected by the performance of those parties. Additionally, our operations are dependent on various service providers and on various technologies, some of which are provided or maintained by certain key outsourcing partners and other parties.

Item 1A.    Risk Factors

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain their products to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation. In addition, as a result of our acquisitions, we rely on TPAs to administer a portion of our annuity contracts, as well as a small amount of legacy life insurance business. We currently rely on these TPAs to administer a number of our policies. In addition, to the extent any of these TPAs do not administer our business appropriately, we may experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions, which could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation. Additionally, if any of these TPAs fails to perform in accordance with our standards, we may incur additional costs in connection with finding and retaining new TPAs, which may divert the time and attention of our senior management from our business.

Additionally, past or future misconduct by agents that distribute our subsidiaries’ products or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and to prevent us from taking excessive or inappropriate risks, associates may take such risks regardless of such controls and procedures. In addition, annuity sales to seniors have been the subject of increased scrutiny by FINRA and state insurance regulators, and have been the source of industry litigation in situations where annuity sales have allegedly been unsuitable for the financial needs of seniors.

Further, on April 6, 2016, the DOL issued a new regulation which imposes upon third parties who sell annuities within ERISA plans or to individual retirement account IRA holders a fiduciary duty to the retirement investor. For the year ended December 31, 2016, of our total deposits of $8.8 billion from our organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. The requirements of the regulation will begin to be implemented on April 10, 2017, with full implementation on January 1, 2018. The DOL has published a proposed amendment to the fiduciary rule that will delay the applicability date for 60-days to allow the DOL to fully review the rule in light of the executive memorandum. The DOL has provided a 15-day comment period to respond to the proposed delay and it is anticipated it will issue the final rule officially delaying the applicability date in late March. In addition to the 15-day comment period relating to the delay, the DOL has opened a 45-day comment period to collect responses to the questions raised in the executive memorandum. We anticipate a delay, with a possible replacement of the rule that is less burdensome but still requires sales to be in the best interest of clients. However, until the rule is officially delayed, we continue to move forward in preparation for the April 10, 2017 applicability date.

The DOL regulation regarding fiduciary obligations of distributors of products to retirement accounts may result in additional compliance costs to us, regulatory scrutiny and litigation, as well as reduced sales of our products. As the fiduciary regulations are not currently in effect, we are not able to assess the actual impact that such regulations may have on us and our associates. However, when fully implemented such regulations may have an adverse effect on our results of operations and financial condition.

If we lose or fail to retain our senior executives or other key personnel and are unable to attract qualified personnel, our ability to execute our growth plans and operate our business could be impeded or adversely affected, which could significantly and negatively affect our business.

Our success depends in large part on our ability to attract and retain key people, including senior executives, sales and distribution professionals, actuarial and finance professionals and information technology professionals. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Accordingly, the loss of services of one or more of the members of our senior management could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively impact our business. The unexpected loss of members of our senior management or other key employees could have a material adverse effect on our operations due to the loss of their skills, knowledge of our business and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees. We also rely upon the knowledge and experience of employees involved in functions that require technical expertise in order to provide for sound operational controls for our overall enterprise, including the accurate and timely preparation of required regulatory filings and financial statements and operation of internal controls. A loss of such employees could adversely impact our ability to execute key operational functions and could adversely affect our operational controls, including our internal control over financial reporting.

Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.

We are exposed to foreign currency exchange rate risk both as a result of our acquisition of our German Group Companies, which conduct business in a variety of non-U.S. currencies, and the investments in our investment portfolio that are denominated in currencies other than the U.S. dollar or are issued by entities which primarily conduct their business outside of the U.S. We may employ various strategies (including hedging) to largely manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations.

Item 1A.    Risk Factors

The vote by the United Kingdom mandating its withdrawal from the EU could have an adverse effect on our business and investments.

The vote in 2016 by the UK to exit the EU, or Brexit, has created significant volatility in the global financial markets. However, the eventual effects of the UK’s withdrawal from the EU on our business or our investment portfolios is uncertain at this time and will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could impair the ability of our German companies to transact business in the future in the UK, including by restricting the free travel of employees from and to the UK and through legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Furthermore, Brexit is likely to continue to adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled. Brexit's impact could have an adverse effect on our business and investments.

Our operations may be affected by the introduction of an EU financial transaction tax (FTT).

On February 14, 2013, the EC published a proposal for a Directive for a common FTT in those EU Member States which choose to participate (the FTT Zone) and the proposal was included in the EC’s work program for 2014, published on October 22, 2013.

The proposed FTT has broad scope and would apply to financial transactions where at least one party to the transaction is established in the FTT Zone and either that party or another party is a financial institution established in the FTT Zone. The term “financial institution” covers a wide range of entities, including insurance and reinsurance undertakings. The term “financial transaction” includes the sale and purchase of a financial instrument, a transfer of risk associated with a financial instrument and the conclusion or modification of a derivative. The proposed minimum rate of tax is 0.1% of the consideration, or 0.01% of the notional amount in relation to a derivative. A financial institution may be deemed to be “established” in the FTT Zone, even if it has no business presence there, for example, if the underlying financial instrument is issued in the FTT Zone.

In the period following its publication in February 2013, the FTT proposal has both been subject to significant negotiation between the participating EU Member States and the subject of a legal challenge. As a result, both the scope of any FTT, as well as the timing of implementation, has been somewhat unclear.

In December 2015, those EU Member States that remain committed to the introduction of the FTT (the FTT 10) announced that they had reached a broad understanding as to the possible foundations for the FTT. At that time, the FTT 10 intended to reach a final agreement by the summer of 2016. Although an agreement was not reached during the summer of 2016, the FTT 10 reached an agreement in October 2016 on the basic outline of the FTT, and directed the EC to draft an EU directive authorizing the FTT. A draft of this directive and the FTT legislation was expected to be finalized at the meeting of the Economic and Financial Affairs Council of the EU (ECOFIN) on December 6, 2016. At its meeting on December 6, 2016 ECOFIN was informed that the FTT 10 is still working on a number of open questions and trying to reach a compromise on the core elements. No further dates have been set at this time for the development of the FTT.

It remains clear that further work will still be required in order to settle both the scope and application of any FTT, and further legal challenges may yet arise. The introduction of an FTT in this or similar form could have an adverse effect on our results of operations.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

As of December 31, 2016, we employed approximately 25 non-Bermudians in our Bermuda office (other than spouses of Bermudians, holders of permanent residents’ certificates, and holders of working residents’ certificates). We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates, and holders of working residents’ certificates) generally may not engage in any gainful occupation in Bermuda without a valid government work permit (with certain exceptions). A work permit is generally granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permit terms that are available for request range from three months to five years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Interruption or other operational failures in telecommunications, information technology and other operational systems or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on those systems, including as a result of human error, could have a material adverse effect on our business.

We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value our investment portfolio and complete certain other components of our financial statements. We could experience a failure of one of these systems, our employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner or our employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or modifications to an existing system. Additionally, anyone who is able to circumvent our security measures and penetrate our information technology systems could access, view, misappropriate, alter or delete information in the systems, including personally identifiable customer information and proprietary business information. Information security risks also exist with respect to the use of portable electronic devices, such as laptops, which are particularly vulnerable to loss and theft.

Item 1A.    Risk Factors

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical or telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations.

We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies to maintain the security of those systems. Despite our implementation of network security measures, our servers could be subject to physical and electronic intrusions, and similar disruptions from unauthorized tampering with our computer systems. While we perform annual penetration tests and have adopted a number of measures to protect the security of customer and company data, and to our knowledge have not experienced a successful cyber attack that has resulted in any material compromise in the security of our information technology systems, there is no guarantee that such an attack will not occur or be successful in the future.

In addition, an increasing number of jurisdictions require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our information technology systems that results in inappropriate disclosure or use of personally identifiable customer information could damage the reputation of our brand in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

We may be the target or subject of, and may be required to defend against or respond to, litigation (including class action litigation), enforcement investigations or regulatory scrutiny.

We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. More generally, we operate in an industry in which various practices are subject to regulatory scrutiny and potential litigation, including class actions and enforcement investigations. Plaintiffs may seek large or indeterminate amounts of damages, including compensatory, liquidated, treble and/or punitive damages. In addition, we sell our products through third parties, including IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions and other matters. Such lawsuits can result in substantial judgments that are disproportionate to actual damages, including material amounts of punitive or non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive, or non-economic, compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation matters could have a material and adverse effect on our financial condition. See Item 3. Legal Proceedings.

Risks Relating to Our Investment Manager

We rely on our investment management or advisory agreements with AAM and AAME for the management of our investment portfolio. AAM and AAME may terminate these arrangements at any time, and there are limitations on our ability to terminate such arrangements, which may adversely affect our investment results.

We rely on AAM and AAME to provide us with investment management and advisory services pursuant to various investment management agreements (IMAs) and advisory agreements. AAM and AAME rely in part on their ability to attract and retain key people, and the loss of services of one or more of the members of AAM’s or AAME’s senior management could delay or prevent AAM or AAME from fully implementing our investment strategy.

Item 1A.    Risk Factors

IMA Termination Rights
Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA or advisory agreement among us, our subsidiaries and AAM or AAME without cause before October 31, 2018 (or any third anniversary thereafter) (each such date, an IMA Termination Date) and any termination on an IMA Termination Date without cause requires (1) the approval of our board of directors and at least 50% of the total issued shares of AHL that are entitled to vote (giving effect to the voting allocation provisions set forth in our bye-laws) and (2) six months’ prior written notice to AAM or AAME of such termination. Notwithstanding the foregoing, any such IMA may be terminated by our board of directors for cause (as defined in our bye-laws), which includes (a) material violations of law relating to AAM’s or AAME’s advisory business, (b) AAM’s or AAME’s gross negligence, willful misconduct or reckless disregard of AAM’s or AAME’s obligations under the relevant agreement, (c) a determination by the board of directors, in its sole discretion and acting in good faith, of unsatisfactory long-term performance of AAM or AAME, or (d) a determination by the board of directors, in its sole discretion and acting in good faith, that the fees being charged by AAM or AAME are unfair and excessive compared to a comparable asset manager (provided, that in the case of the immediately preceding clauses (c) and (d), the board of directors must deliver notice of such determination to AAM or AAME, as applicable, and AAM or AAME, as applicable, will have 30 days after receipt of such notice to address the board of directors’ concerns, and provided, further, that in the case of the immediately preceding clause (d), AAM or AAME has the right to lower its fees to match the fees of such comparable asset manager). However, our organizational documents give our board of directors complete discretion as to whether to determine if a for cause termination event has occurred under any IMA and therefore the board of directors may never elect to make such a determination. Five of our 13 directors are employees of or consultants to Apollo and our Chairman, Chief Executive Officer and Chief Investment Officer is an employee of AAM, and under Bermuda law, such directors would be allowed to vote on any resolution to terminate an IMA as long as they declare their conflict prior to any such vote.

Proposed Bye-law Amendment
A proposed amendment to our bye-laws that has been approved by our board of directors and is subject to approval by our shareholders at our 2017 Annual General Meeting provides that we may not, and will cause our subsidiaries not to, terminate any IMA or advisory agreement among us or any of our subsidiaries, on the one hand, and AAM or AAME, on the other hand, before October 31, 2018 (or any anniversary thereafter) (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) written notice to AAM or AAME of such termination at least 30 days’ prior to an IMA Termination Election Date. If our Independent Directors make any such election to terminate and notice of such termination is delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, under such proposed amendment, (A) our Independent Directors may only elect to terminate an IMA or advisory agreement on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM or AAME, or  (ii) the fees being charged by AAM or AAME are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM or AAME, as applicable, and AAM or AAME, as applicable, will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by AAM or AAME are unfair and excessive, AAM or AAME, as applicable, has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA or advisory agreement with AAM or AAME as a result of either (i) a material violation of law relating to AAM’s or AAME’s advisory business, or (ii) AAM’s or AAME’s gross negligence, willful misconduct or reckless disregard of AAM’s or AAME’s obligations under the relevant agreement, and in either case the delivery of at least 30 days’ prior written to such termination and such termination will be effective at the end of such 30-day period (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws (as amended pursuant to such proposed amendment), an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position).

Our organizational documents give our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any IMA or advisory agreement with AAM or AAME, and therefore our Independent Directors are under no obligation to make, and therefore may exercise their discretion never to make, such a determination.

The boards of directors of AHL’s subsidiaries may terminate an IMA or advisory agreement with AAM or AAME relating to the applicable subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of our bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Investment Management Fees
Further, except in limited circumstances, we currently pay AAM 40 basis points per annum on assets managed and we pay additional fees to Apollo and its affiliates for providing sub-advisory services and acting as manager of investment funds in which we invest. Any such fees may be higher than what other investment managers may be willing to charge us currently for investment services. Because of the services and the unique acquisition opportunities provided by AAM that we are able to access that many other companies cannot access, we do not currently expect our board of directors or our Independent Directors would elect to terminate any IMA. These limitations on our ability to terminate the IMAs or advisory agreements with AAM or AAME could have a negative effect on our financial condition and results of operations.

Item 1A.    Risk Factors

Termination by AAM or AAME
Conversely, we may be adversely affected if AAM or AAME elect to terminate an IMA at a time when such agreement remains advantageous to us. We depend upon AAM and AAME to implement our investment strategy. However, AAM and AAME do not face the restrictions described above with regards to its ability to terminate any of its agreements with us and may terminate such agreements at any time. If AAM or AAME choose to terminate such agreements, there is no assurance that we could find a suitable replacement or that certain of the opportunities made available to us as a result of our relationship with AAM and AAME would be offered by a suitable replacement, and therefore our results of operations and financial condition could be adversely impacted by our failure to retain a satisfactory investment manager.

Interruption or other operational failures in telecommunications, information technology and other operational systems at AAM or AAME or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on AAM’s or AAME’s systems, including as a result of human error, could have a material adverse effect on our business.

We are highly dependent on AAM and AAME, as our investment manager and adviser, respectively, to maintain information technology and other operational systems to record and process their transactions with respect to our investment portfolio, which includes providing information to us to enable us to value our investment portfolio that may affect our GAAP or U.S. statutory accounting principles financial statements. AAM or AAME could experience a failure of one of these systems, their employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner or their employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or modifications to an existing system. Additionally, anyone who is able to circumvent AAM’s or AAME’s security measures and penetrate their information technology systems could access, view, misappropriate, alter or delete information in the systems, including proprietary information relating to our investment portfolio. The maintenance and implementation of these systems at AAM and AAME is not within our control. Should AAM’s or AAME’s systems fail to accurately record information pertaining to our investment portfolio, we may inadvertently include inaccurate information in our financial statements and experience a lapse in our internal control over financial reporting. The failure of any one of these systems at AAM or AAME for any reason, or errors made by their employees or agents, could in each case cause significant interruptions to their operations, which could adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations.

The historical performance of AAM and AAME should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our common shares.

Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that either AAM or AAME will be able to avail itself of profitable investment opportunities in the future. Furthermore, the historical returns of our investments managed by AAM and AAME are not directly linked to returns on our common shares, which are affected by various factors, one of which is the value of our investment portfolio. In addition, each of AAM and AAME are compensated based solely on our assets which they manage rather than by investment return targets. Accordingly, there can be no guarantee that either AAM or AAME will be able to achieve any particular return for our investment portfolio in the future.
We evaluate AAM’s past performance, in part, based upon the total return that AAM is able to generate in managing our investment portfolio. Such total return values have been included in Item 1. Business—Investment Management. Such values are prepared by AAM and involve the use of estimates and assumptions that are not within our control and further involve the use of certain figures that are not derived from our books and records and may be unaudited.

If either AAM or AAME loses or fails to retain its senior executives or other key personnel and is unable to attract qualified personnel, its ability to provide us with investment management and advisory services could be impeded or adversely affected, which could significantly and negatively affect our business.

AAM and AAME depend in large part on their ability to attract and retain key people, including senior executives, finance professionals and information technology professionals. Intense competition exists for key employees with demonstrated ability, and AAM or AAME may be unable to hire or retain such employees. Accordingly, the loss of services of one or more of the members of AAM’s or AAME’s senior management could delay or prevent AAM or AAME from fully implementing our investment strategy and, consequently, significantly and negatively impact our business. The unexpected loss of members of AAM’s or AAME’s senior management or other key employees could have a material adverse effect on AAM’s or AAME’s operations due to the loss of their skills, knowledge of AAM’s or AAME’s business and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees. A loss of such employees could adversely impact AAM’s or AAME’s ability to execute key operational functions and could adversely affect our investment portfolio and results of operations.

Increased regulation or scrutiny of alternative investment advisers and certain trading methods may affect AAM’s and AAME’s ability to manage our investment portfolio or affect our business reputation.

The regulatory environment for investment managers is evolving, and changes in the regulation of investment managers may adversely affect the ability of AAM and AAME to effect transactions that utilize leverage or to pursue their strategies in managing our investment portfolio. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. Furthermore, our German Group Companies and their investments are subject to additional investment restrictions that may prevent our German Group

Item 1A.    Risk Factors

Companies from investing in assets with sufficient yields to meet our targeted returns. The Securities and Exchange Commission (SEC), other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. Due to our reliance on AAM and AAME to manage our investment portfolio, any regulatory action or enforcement against AAM or AAME could have an adverse effect on our financial condition. Additionally, the regulation of derivatives transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

Risks Relating to Insurance and Other Regulatory Matters

Our industry is highly regulated and we are subject to significant legal restrictions, regulations and regulatory oversight in connection with the operations of our business, including the discretion of various governmental entities in applying such restrictions and regulations. These restrictions may have a material adverse effect on our business, financial condition, liquidity, results of operations, cash flows and prospects.

U.S. State Regulation

Our domestic insurance subsidiaries’ businesses are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative, and in some instances discretionary, authority with respect to many aspects of our business, which may include, among other things, the investments we can acquire and hold, reserve requirements, marketing practices, advertising, maintaining policyholder privacy, policy forms, restrictions on the ability of our subsidiaries to pay dividends or other distributions to us, reinsurance and other transactions with our affiliates, acquisitions, mergers and capital adequacy. These requirements are concerned primarily with the protection of policyholders rather than shareholders. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result, among other things, in suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action which could materially harm our results of operations and financial condition. If we fail to address, or appear to fail to address, appropriately any of these matters, our reputation could be harmed and we could be subject to additional legal risk, which could increase the size and number of claims and damages asserted against us or subject us to enforcement actions, fines and penalties.

Each state has legislation in place that requires U.S. insurers domiciled in such state to furnish certain information concerning their operations and the interrelationships and transactions among companies within their holding company systems and their respective affiliates that may materially affect the operations, management or financial condition of the insurers within the system. Generally, these laws require that all transactions between insurers and affiliates be fair and reasonable and sometimes require prior notice to the regulators and regulatory approval. Changes to these laws that result in more stringent requirements could negatively impact our ability to conduct transactions with our affiliates, including investments into funds managed by Apollo and its affiliates, dividends or distributions from our subsidiaries to us (as described more fully below) and by us to our shareholders, reinsurance agreements among our affiliates or our acquisition strategy. Such changes and any resulting inability to or increased cost associated with transactions with our affiliates could materially adversely impact our business, financial condition, results of operations and cash flows.

Current law of two of the domiciliary states of Athene, Delaware and Iowa, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the immediately preceding year end or (b) the net gain from operations of the insurer for the preceding twelve-month period ending as of the immediately preceding year end. Current law of New York permits the payment of dividends or distributions which, together with dividends or distributions paid during any calendar year, (1) do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of the insurer's surplus as regards policyholders as of the end of the immediately preceding calendar year or (2) do not exceed the lesser of (a) 10% of the insurer's surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains. Any proposed dividend in excess of this amount is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by a Commissioner. These restrictions limit our U.S. insurance subsidiaries’ ability to pay dividends to us. Any further changes to state regulations that further restrict our U.S. insurance subsidiaries’ ability to declare and pay dividends or pay distributions to us could have a materially adverse effect on our financial condition and results of operations.

At any given time, we and our domestic insurance subsidiaries may be the subject of a number of ongoing financial or market conduct examinations, audits or inquiries. From time to time, regulators raise issues during such examinations that could, if determined adversely, have a material impact on our insurance subsidiaries’ businesses or result in fines for improper market conduct. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. Financial examinations of our domestic insurance subsidiaries were recently completed in each domiciliary state of Athene with no findings that are expected to have a material adverse effect on our domestic insurance subsidiaries. Additionally, our domestic insurance subsidiaries are also subject to periodic market conduct examinations in each state in which they do business, pursuant to which state regulators examine an insurer’s compliance with applicable insurance laws and regulations, including, among other things, the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling of any insurance company doing business in that state.

Item 1A.    Risk Factors

Another topic of which various regulators and state officials have had an interest in recent years is the topic of unclaimed property and the use of the Death Master File. In 2013, prior to our acquisition of the company, Aviva USA entered into multi-state settlement agreements with the insurance regulators and treasurers for 48 states in connection with certain of its subsidiaries’ use of the Death Master File. As part of the settlement, AAIA and its subsidiary ALICNY agreed to pay a $4 million assessment for examination, compliance and monitoring costs without admitting any liability or wrongdoing, and further agreed to adopt policies and procedures reasonably designed to ensure timely payment of valid claims to beneficiaries in accordance with insurance laws and to timely report and remit unclaimed proceeds to the appropriate states in connection with unpaid property laws. Our U.S. insurance subsidiaries could continue to be subject to risks related to unpaid benefits, the Death Master File, and the procedures required by the prior multi-state settlement as they relate to our annuity business. Furthermore, administrative challenges associated with implementing the procedures described above may make compliance with the multi-state settlement and applicable law difficult and could have a material and adverse effect on our results of operations. Moreover, AADE is currently undergoing a multi-state unclaimed property examination led by Verus Financial, on behalf of California, Florida, Georgia, Indiana, Louisiana, North Carolina, Ohio, Pennsylvania, Tennessee and Texas. Further, AADE is a defendant in a lawsuit filed by the West Virginia Treasurer, State of West Virginia ex rel. John D. Perdue v. Liberty Life Ins. Co., Case No. 12-C-419, pursuant to which the Treasurer alleges that Liberty Life, now known as AADE, failed to adopt reasonable procedures, such as using the Death Master File, to identify deceased insureds with unpaid death benefits and timely escheat those unclaimed benefits to the state. The Treasurer accordingly seeks to recover unpaid death benefits, statutory interest and penalties. We are unable to determine with any certainty whether such unclaimed property examination and litigation could result in a finding of unpaid benefits or other liability, but given the nature of such examinations, litigation and past settlements at our other subsidiaries and within the life insurance industry in general, it is possible the examination could result in a material and adverse effect on our results of operations.

Another area of focus by state insurance regulators has been on the use of TPAs to administer insurance policies. Our U.S. insurance subsidiaries rely on TPAs to service certain annuity and life insurance policies and have experienced increased service and administration complaints related to the conversion and administration of the Aviva USA life insurance policies reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s life systems that were also converted to and are being administered by the same TPA. As a result of these increased complaints and service-related issues, our U.S. insurance subsidiaries may be subject to increased regulatory scrutiny, including fines and penalties, and policyholder litigation.

We are also subject to state regulation regarding any potential acquisitions or changes of control, both with regards to our own subsidiaries and to those companies or businesses which we may in the future acquire. Most state insurance holding company system acts require consents from applicable insurance departments prior to the direct or indirect acquisition or change of control of an insurer or its holding company. Generally, acquiring a 10% or greater voting interest in an insurance company or its parent company is presumptively considered a change of control under these statutes, and the acquirer is presumptively a controlling person of the insurer or its holding company. Current regulatory barriers to acquisitions of insurers and any new regulatory barriers adopted may increase the costs of implementing our acquisition strategy or may prevent certain acquisitions entirely. Additionally, these regulatory barriers and limitations on ownership that potential purchasers of our common shares may observe in order to avoid being deemed controlling persons may decrease the attractiveness of any future offering of our common shares and may delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which our shareholders may otherwise view favorably.

Most, if not all, of the states where we are licensed to transact business require that insurers doing business within the state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations have the right to assess insurance companies doing business in their state in order to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment is beyond our control, liabilities we have currently established for these potential assessments may not be adequate.

Other U.S. Regulation

Our subsidiaries’ insurance, annuity, retirement and investment products are subject to a complex and extensive array of laws that are administered and enforced by state securities administrators, state banking authorities, the SEC, FINRA, the DOL, the IRS and the Office of the Comptroller of the Currency. Failure to comply with these laws and limitations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interruption of our operations or an adverse impact on our profitability.

We also may be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. Severe penalties are imposed for breach of duties under ERISA. In addition, we will be subject to regulation by the DOL with respect to recommendations involving an IRA.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. The 2008 economic crisis has changed the way the financial services industry is regulated. Governmental authorities in the United States and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. Among the proposals that are at present being considered are the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

Item 1A.    Risk Factors

Bermuda Licensing

Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. As a holding company, AHL is not subject to the laws of Bermuda governing insurance companies; however, ALRe is registered in Bermuda under the Bermuda Insurance Act as a Class E insurer and is subject to the Bermuda Insurance Act and the rules and regulations promulgated thereunder.

Additionally, the BMA sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the EU on a “level playing field.” In connection with its initial efforts to achieve equivalency under Solvency II, the BMA implemented and imposed additional requirements on the companies it regulates, such as ALRe. On November 26, 2015, via delegated act, the EC granted Bermuda’s commercial insurers full equivalence in all areas of Solvency II for an indefinite period of time. The EC’s act was reviewed and approved by the European Parliament and Council and no objection was made. On March 4, 2016, the delegated act was published in the official journal of the EU. The grant of full equivalence came into force on March 24, 2016, and applies from January 1, 2016.

Additionally, changes to applicable Bermuda laws and regulations regarding dividends or distributions from our subsidiaries to us could adversely affect us. All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and distributions from contributed surplus. Under the Companies Act, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if the company has reasonable grounds for believing that it is or will after the payment be unable to pay its liabilities as they become due or the realizable value of the company’s assets would thereby be less than its liabilities. As ALRe is a licensed reinsurer and regulated by the BMA, it is additionally required to comply with the provisions of the Bermuda Insurance Act regarding payments of dividends and distributions. Under the Bermuda Insurance Act, an insurer is prohibited from declaring or paying a dividend if in breach of its ECR or MMS or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its solvency margin on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s total statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its MMS and ECR, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

Further, ALRe must obtain the BMA’s prior approval before reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. ALRe is also required to obtain a certification from its approved actuary prior to declaring or paying any dividends and such certificate will not be given unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS.

German Laws and Regulation

Our German Group Companies licensed as insurers are subject to the relevant laws and regulations applicable to insurers in Germany which regulate and mandate, among other things, eligibility criteria for investments, policyholder participation in income, accounting principles, corporate governance requirements, regulatory capital, reporting of insurance undertakings, insurance contracts, consumer protection laws, data protection requirements and anti-money-laundering requirements. Our German Group Companies are subject to supervision by BaFin. BaFin is the central financial regulatory authority for Germany and has wide powers to interpret and execute the insurance supervisory law in Germany, in particular via issuing regulatory ordinances and guidelines. Further, BaFin plays a significant role in interpreting the requirements of the Solvency II regime which became effective as of January 1, 2016. While we strive to ensure strict regulatory compliance, in particular compliance with all regulations and guidelines as issued by BaFin, we may be subject to non-compliance with these regulations which could result in unforeseen rectification costs and/or regulatory fines, which could adversely affect our business.

We are also subject to German laws and regulations regarding potential future acquisitions of German companies or businesses. Pursuant to German regulatory law, the direct or indirect acquisition of a significant interest in a German insurance undertaking or the increase of a qualified participating interest in a German insurance undertaking exceeding certain thresholds is subject to BaFin approval or the expiration of a statutory non-objection period. Generally, indirectly or directly acquiring a 10% or greater capital or voting interest in an insurance undertaking or obtaining the ability to significantly influence the management of the insurance undertaking is considered a qualified participating interest under German regulatory laws. Laws such as these prevent any person from directly or indirectly acquiring qualified participating interests in any of our German insurance subsidiaries unless that person has filed a notification requiring specified information with BaFin and has obtained BaFin’s prior approval or waited for the expiration of a statutory non-objection period. Since we are indirectly holding a 100% capital and voting interest in German insurance undertakings, the acquisition of a capital or voting interest of 10% or more in AHL could qualify as an indirect acquisition of a qualified participating interest in German insurance undertakings. Persons directly or indirectly holding a qualified participating interest in a German insurance undertaking are subject to notification and other regulatory obligations imposed by BaFin.

Current and future regulatory barriers to acquisitions of insurers may increase the costs of implementing our acquisition strategy or may prevent certain acquisitions entirely. Additionally, regulatory barriers on acquisitions or the increase of qualified participating interests (among other

Item 1A.    Risk Factors

things, the avoidance of an acquisition of capital or voting interest of 10% or more in AHL) that potential purchasers of our common shares may be required to observe in order to avoid being deemed a person acquiring or increasing a qualified participating interest may decrease the attractiveness of purchasing our common shares, including in connection with a future offering thereof. These regulatory barriers may also delay, defer or prevent a change of control if the potential purchaser acquires a qualified participating interest, as BaFin effectively has the right to void such a purchase.

Further, purchases of our common shares significantly in excess of 10% may result in the formation of a Solvency II group, resulting in the application of Solvency II to the purchaser or its ultimate parent, thereby subjecting such entity to requirements including group solvency requirements and group corporate governance provisions. Formation of a Solvency II group may occur if the purchaser qualifies as an indirect parent of the German insurers (if the purchaser acquires more than 50% of capital or voting interest in AHL or otherwise controls AHL). This applies regardless of the home state of the ultimate parent, but excludes countries with regulatory regimes deemed equivalent to Solvency II.

Luxembourg Regulation

Our Luxembourg subsidiary is subject to supervision by the CSSF and Luxembourg regulation for management companies of investment funds. We do not believe that our Luxembourg subsidiary is governed by directive 2011/61/EU of the European Parliament and of the Council of June 8, 2011 on Alternative Investment Fund Managers and it is currently registered accordingly with the CSSF on the basis of a self-assessment. In the absence of a final decision by the relevant Luxembourg authorities and subject to any policy changes and changes in circumstances on which the self-assessment is based, namely regarding the holding and investment structure, we cannot eliminate the risk of our Luxembourg subsidiary qualifying as an Alternative Investment Fund Manager, which would subject our subsidiary to enhanced administrative and operating requirements and require us to support our subsidiary with more capital, and could thus adversely affect our financial condition and results of operations. The Luxembourg investment fund managed by our Luxembourg subsidiary is regulated as a specialized investment fund under Luxembourg law and thus is also subject to legislative and/or regulatory developments, which may impact, directly or indirectly, the position and performance of our Luxembourg subsidiary.

Our failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operations of our insurance subsidiaries may have a material adverse effect on our business, financial condition, results of operations, liquidity and prospects.

U.S. state regulators retain the authority to license insurers in their states and an insurer generally may not operate in a state in which it is not licensed. We have U.S. domiciled insurance subsidiaries that are currently licensed to do business in all 50 states and the District of Columbia. Our ability to retain these licenses depends on our and our subsidiaries’ ability to meet requirements established by the NAIC and adopted by each state such as RBC standards and surplus requirements. Further, our German Group Companies operating insurance businesses are licensed by BaFin. Maintaining such licenses requires compliance with the relevant regulatory provisions, including in particular MCRs as set out under German law and under the Solvency II regime.

Some of the factors influencing these licensing requirements, particularly factors such as changes in equity market levels, the value of certain derivative instruments that do not receive hedge accounting, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, interest rate changes and changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies, are out of our control. If these factors adversely affect us and we are unable to meet the requirements above, our subsidiaries could lose their licenses to do business in certain states, be subject to additional regulatory oversight, have their licenses suspended or be subject to seizure of assets. A loss or suspension of any of our subsidiaries’ licenses may negatively impact our reputation in the insurance market and result in our subsidiaries’ inability to write new business, distribute funds or pursue our investment/overall business strategy.

ALRe, as a Bermuda domiciled insurer, is also required to maintain licenses. ALRe is licensed as a reinsurer only in Bermuda. Bermuda insurance statutes and regulations and policies of the BMA require that ALRe, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification to the BMA, as the case may be, of ownership, transfer and disposition of Shareholder Controller shares, maintain a head office, and have certain officers and a director resident in Bermuda, appoint and maintain a principal representative in Bermuda and provide for the performance of certain periodic examinations of itself and its financial conditions. A failure to meet these conditions may result in the suspension or revocation of ALRe’s license to do business as a reinsurance company in Bermuda, which would mean that ALRe would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. For any or a number of reasons, the BMA could revoke or suspend ALRe’s license. Any such suspension or revocation of ALRe’s license would negatively impact its and our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

The process of obtaining licenses is time consuming and costly, and we may not be able to become licensed in jurisdictions other than those in which our subsidiaries are currently licensed. The modification of the conduct of our business resulting from our and our subsidiaries becoming licensed in certain jurisdictions could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our business by limiting our ability to conduct business as well as subjecting us to penalties and fines.

Item 1A.    Risk Factors

Changes in the laws and regulations governing the insurance industry or otherwise applicable to our business, including the DOL fiduciary regulation, may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

U.S. Federal Oversight

The 2008 economic crisis has resulted in numerous changes to regulation and oversight of the financial industry, the full impact of which has yet to be realized. The Dodd-Frank Act makes sweeping changes to the regulation of financial services entities, products and markets. Historically, the federal government has not regulated the insurance business, however, the Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are or may become applicable to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives; the establishment of consolidated federal regulation and resolution authority over SIFIs; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; changes to regulations affecting the rights of shareholders; the imposition of additional regulation over credit rating agencies; the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and mandatory on-facility execution and clearing of certain derivative contracts.

Numerous provisions of the Dodd-Frank Act require the adoption or implementation of rules or regulations. The process of adopting such implementing rules and/or regulations have in some instances been delayed beyond the timeframes imposed by the Dodd-Frank Act. Further, changes in general political, economic or market conditions, including as a result of the recent U.S. presidential and congressional elections, could affect the scope, timing and final implementation of the Dodd-Frank Act. Until the various final regulations are promulgated, the full impact of the regulations on the Company will remain unclear. In addition, the Dodd-Frank Act mandated multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, us, our competitors or those entities with which we do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact us in many ways, including, but not limited to: placing us at a competitive disadvantage relative to our competition or other financial services entities; changing the competitive landscape of the financial services sector or the insurance industry; making it more expensive for us to conduct our business; requiring the reallocation of significant company resources to government affairs; increasing our legal and compliance related activities and the costs associated therewith as the Dodd-Frank Act may permit the preemption of certain state laws when inconsistent with international agreements; and otherwise having a material adverse effect on the overall business climate as well as our financial condition and results of operations.

On April 6, 2016, the DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption, referred to as BICE, to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The April 10, 2017 effective date for the DOL regulation may be delayed in response to a recent memorandum issued to the DOL by the President of the United States. For the year ended December 31, 2016, of our total deposits of approximately $8.8 billion from our organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. We cannot predict with any certainty the impact of the new regulation and exemptions, but the regulation and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the DOL regulation could have an adverse effect on our ability to write new business. The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted may affect the distribution of our products. Should the SEC rules, if adopted, not align with the finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

Heightened standards of conduct as a result of the DOL regulation, the SEC proposed rules or another similar proposed rule or regulation could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we expect the worldwide demographic trend of population aging will cause policymakers to continue to focus on the framework of U.S. and non-U.S. retirement systems, which may drive additional changes regarding the manner in which individuals plan for and fund their retirement, the extent of government involvement in retirement savings and funding, the regulation of retirement products and services and the oversight of industry participants. Any incremental requirements, costs and risks imposed on us in connection with such current or future legislative or regulatory changes, may constrain our ability to market our products and services to potential customers, and could negatively impact our profitability and make it more difficult for us to pursue our growth strategy.

Non-Bank SIFIs

Title I of the Dodd-Frank Act established the FSOC, which has authority to designate non-bank financial companies as SIFIs, thereby subjecting them to enhanced prudential standards and supervision by the Federal Reserve. The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning.

Item 1A.    Risk Factors

Athene USA and certain of its subsidiaries are above the initial quantitative threshold for treatment as non-bank SIFIs (total consolidated assets of $50 billion, including the assets of its subsidiaries). If the FSOC were to designate Athene USA or any of its subsidiaries as a non-bank SIFI, Athene USA or the respective subsidiary would become subject to certain of these enhanced prudential standards.

FIAs

In recent years, the SEC and state securities regulators have questioned whether FIAs, such as those sold by us, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Under the Dodd-Frank Act, annuities that meet specific requirements are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs that we currently sell will meet applicable requirements for exemption from treatment as securities and therefore will remain exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause us to seek new or additional marketing relationships for these products, any of which may impose significant restrictions on our ability to conduct business as currently operated.

Regulation of Over-The-Counter (OTC) Derivatives

We use derivatives to mitigate a wide range of risks in connection with our businesses, including options purchased to hedge the derivatives embedded in the FIAs that we have issued, and swaps, futures and/or options may be used to manage the impact of increased benefit exposures from our annuity products that offer guaranteed benefits. Title VII of the Dodd-Frank Act creates a comprehensive framework for the federal oversight and regulation of the OTC derivatives market and entities, such as Athene, that participate in the market, and requires U.S. regulators to promulgate rules and regulations implementing its provisions. Regulations have been finalized and implemented in many areas and are being finalized for implementation in others.

The Dodd-Frank Act divides the regulatory responsibility for swaps in the United States between the SEC and the CFTC. The CFTC regulates swaps and swap entities, and the SEC regulates security-based swaps and security-based swap entities. The CFTC and the SEC have jointly finalized certain regulations under the Dodd-Frank Act, including critical rulemakings on the definitions of “swap,” “security-based swap,” “swap dealer,” “security-based swap dealer,” “major swap participant” and “major security-based swap participant.” In addition, the CFTC has substantially finalized its required rulemaking under the Dodd-Frank Act, including regulations relating to the registration and regulation of swap dealers, major swap participants and swap execution facilities, reporting, recordkeeping, mandatory clearing and mandatory on-facility trade execution. The SEC has yet to implement its regulatory regime for security-based swaps and market participants transacting in security-based swaps, including security-based swap dealers and major security-based swap participants subject to the SEC’s oversight. As a result of this bifurcation and the different pace at which the agencies have promulgated and implemented regulations, different transactions are subject to different levels of regulation.

The Dodd-Frank Act and the CFTC rules thereunder require us, in connection with certain swap transactions, to comply with mandatory clearing and on-facility trade execution requirements, and it is anticipated that the types of swaps subject to these requirements will be expanded over time. In addition, new regulations require us to comply with mandatory minimum margin requirements for uncleared swaps and, in some instances, uncleared security-based swaps. Uncleared swap variation margin regulations issued by U.S. bank prudential regulators, the CFTC and regulators in certain other jurisdictions, such as the European Union and Canada, are scheduled to take effect on March 1, 2017. These regulations require market participants to enter into agreements consistent with the requirements thereunder and a failure to do so could result in trading disruptions. Derivative clearing requirements and mandatory margin requirements could increase the cost of our risk mitigation and could have other implications. For example, increased margin requirements, combined with netting restrictions and restrictions on securities that qualify as eligible collateral, could reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. In addition, the requirement that certain trades be centrally cleared through clearinghouses subjects us to documentation that is significantly more counterparty-favorable and may entitle counterparties to unilaterally change such terms as trading limits and the amount of margin required. The ability of any such counterparty to take such actions could create trading disruptions and liquidity concerns. Finally, the requirement that certain trades be centrally cleared through clearinghouses concentrates counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to anticipate or identify all actual risks related to the default of a clearinghouse.

The Dodd-Frank Act and new regulations thereunder and similar regulations issued by non-U.S. jurisdictions that may indirectly apply to us could significantly increase the cost of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our credit risk exposure. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the regulations thereunder and other similar regulations, our results of operations may become more volatile and our cash flows may be less predictable which could adversely affect our financial performance. Additionally, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by the increased cost of entering into derivatives and the reduced availability of customized derivatives that might result from the implementation of the Dodd-Frank Act.

Item 1A.    Risk Factors

Notwithstanding the foregoing, the future of Title VII of the Dodd-Frank Act and the related regulations implemented by the CFTC and the SEC and their impact on us remain uncertain and unpredictable, particularly in light of actions taken by the Trump administration. On February 3, 2017, President Trump signed an Executive Order that establishes core principles for regulating the U.S. financial system and provides a framework for comprehensive change to current financial regulation, and on February 24, 2017, President Trump also signed an Executive Order that requires federal agencies to designate a “Regulatory Reform Officer” and a “Regulatory Reform Task Force” to evaluate existing regulations and make recommendations to repeal, replace or modify regulations that, among others, inhibit job creation, are ineffective or impose costs that exceed benefits. At this point it is difficult to predict the impact of these Executive Orders on Title VII of the Dodd-Frank Act, derivatives regulatory schemes in other jurisdictions and our derivatives activities.

U.S. Consumer Protection Laws and Privacy and Data Security Regulation

As part of the Dodd-Frank Act, Congress established the CFPB to supervise and regulate institutions that provide certain financial products and services to consumers. The consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which we engage. The CFPB is, however, exploring the possibility of regulating the way Americans manage their retirement savings and is considering the extent of its authority in that area. We are unable at this time to predict the impact of these activities on our business.

We are subject to numerous federal and state laws and regulations governing the security and confidentiality of nonpublic personal information. The issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies’ data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees. If the NAIC’s model law is adopted in its current form, it could add another legal framework to which we would be subject and could thereby, upon the occurrence of a data breach, subject us to two separate and different data breach legal regimes. We cannot predict the effect or the compliance costs if state and federal regulators pursue investigations and increase the regulatory requirements for the security of protected information.

In addition to the NAIC’s proposed model law, state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. The NYSDFS recently published a new regulation, which became effective on March 1, 2017, with ongoing compliance deadlines over the next 24 months. We are in the process of updating processes and procedures to comply with the new requirements. We cannot predict the effect or the amount of compliance costs that will be incurred if state and federal regulators pursue investigations and increase the regulatory requirements for the security of protected information.

NAIC

Although our businesses are subject to regulation in each state in which they conduct business, in many instances the state insurance laws and regulations emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Changes in these laws and regulations or interpretations thereof are often made for the benefit of the consumer and at the expense of the insurer and could have a material adverse effect on our domestic insurance subsidiaries’ businesses, operations and financial conditions. We and they are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to our detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve profitability.

Risks Relating to Taxation

AHL or ALRe may be subject to U.S. federal income taxation.

AHL and ALRe are incorporated under the laws of Bermuda and intend to operate in a manner that will not cause either to be treated as being engaged in a trade or business within the United States or subject to current U.S. federal income taxation on their net income. However, because there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, there can be no assurance that the IRS will not contend successfully that AHL or ALRe is engaged in a trade or business in the United States. If AHL or ALRe were considered to be engaged in a trade or business in the United States, it could be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and results of future operations.

Item 1A.    Risk Factors

U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.

AHL’s bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions). AHL’s bye-laws also generally reduce the voting power of Class B common shares held by certain holders if (A) one or more U.S. persons that own (or are treated as owning) more than 9.9% of the total voting power of our common shares own (or are treated as owning) individually or in the aggregate more than 24.9% of the voting power or the value of our common shares or (B) a U.S. person that is classified as an individual, an estate or a trust for U.S. federal income tax purposes owns (or is treated as owning) more than 9.9% of the total voting power of our common shares. Additionally, AHL’s bye-laws require the board of AHL to refer certain decisions with respect to our non-U.S. subsidiaries to our shareholders, and to vote our shares accordingly. These provisions are intended to reduce the likelihood that AHL, ALRe, or any of the German Group Companies will be treated as a controlled foreign corporation (CFC) in any taxable year, other than for purposes of taking into account related person insurance income (RPII). If these provisions were not in force or effective and AHL, ALRe or a German Group Company were treated as a CFC in a taxable year, each U.S. person treated as a “10% U.S. Shareholder” with respect to AHL, ALRe or such German Group Company that held our common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year that AHL, ALRe or such German Group Company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of AHL’s, ALRe’s or such German Group Company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). For these purposes, a “10% U.S. Shareholder” of a non-U.S. corporation generally is any U.S. person that owns (or is treated as owning) stock of the non-U.S. corporation possessing 10% or more of the total voting power of such non-U.S. corporation’s stock. In general, a non-U.S. corporation is a CFC if 10% U.S. Shareholders, in the aggregate, own (or are treated as owning) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to more than 25% for purposes of taking into account the insurance income of a non-U.S. corporation. Special rules apply for purposes of taking into account any RPII of a non-U.S. corporation, as described below.

In addition, if a U.S. person disposes of shares in a non-U.S. corporation and the U.S. person was a 10% U.S. Shareholder at any time when the corporation was a CFC during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period or periods that the U.S. person owned the shares while the corporation was a CFC (with certain adjustments). Also, a U.S. person may be required to comply with specified reporting requirements, regardless of the number of shares owned.

Because of the limitations in AHL’s bye-laws referred to above, among other factors, we believe it is unlikely that any U.S. person that acquires our Class A common shares would thereby become a 10% U.S. Shareholder of AHL, ALRe or any German Group Company. However, because the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions, there can be no assurance that this will be the case. Further, our ability to obtain information that would permit us to enforce the limitation described above may be limited. We will take reasonable steps to obtain such information, but there can be no assurance that such steps will be adequate or that we will be successful in this regard. Accordingly, we may not be able to fully enforce the limitation described above.

U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.

If ALRe is treated as recognizing RPII in a taxable year and ALRe is treated as a CFC for such taxable year, each U.S. person that owns our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, ALRe generally will be treated as a CFC if U.S. persons in the aggregate own (or are treated as owning) 25% or more of the total voting power or value of AHL’s or ALRe’s stock for an uninterrupted period of 30 days or more during the taxable year. We believe that ALRe will be treated as a CFC for this purpose based on the expected ownership of our shares.

RPII generally is any income of a non-U.S. corporation attributable to insuring or reinsuring risks of a U.S. person that owns (or is treated as owning) stock of such non-U.S. corporation, or risks of a person that is “related” to such a U.S. person. For this purpose, (1) a person is “related” to another person if such person “controls,” or is “controlled” by, such other person, or if both are “controlled” by the same persons, and (2) “control” of a corporation means ownership (or deemed ownership) of stock possessing more than 50% of the total voting power or value of such corporation’s stock and “control” of a partnership, trust or estate for U.S. federal income tax purposes means ownership (or deemed ownership) of more than 50% by value of the beneficial interests in such partnership, trust or estate.

Athene and Apollo have considerable overlap in ownership. If it is determined that the same persons “control” both us and Apollo through owning (or being treated as owning) more than 50% of the vote or value of Athene and Apollo, substantially all of ALRe’s income might constitute RPII. This would trigger the adverse RPII consequences described above to all U.S. persons that hold our Class A common shares directly or indirectly through non-U.S. entities and would have a material adverse effect on the value of their investment in our Class A common shares.

Item 1A.    Risk Factors

Existing voting restrictions set forth in AHL’s bye-laws are generally intended to prevent a person who owns (or is treated as owning) shares in Apollo from owning (or being treated as owning) any of the voting power of our Class A common shares, thus preventing persons who own (or are treated as owning) both AHL and Apollo from owning (or being treated as owning) more than 50% of the voting power of our stock. However, these restrictions do not prevent members of the Apollo Group from retaining the right to vote on newly acquired Class A common shares, should they choose to do so nor do they prevent persons who own (or are treated as owning) both AHL and Apollo from owning (or being treated as owning) more than 50% of the value of our stock. AHL’s bye-laws also generally provide that no person (nor certain direct or indirect beneficial owners or related persons to such person) who owns our common shares, other than a member of the Apollo Group, may acquire any shares of Apollo or otherwise make any investment that would cause such person, or any other person that is a U.S. person, to own (or be treated as owning) more than 50% of the vote or value of AHL’s stock. Any holder of our common shares that violates this provision may be required, at the board’s discretion, to sell its common shares or take any other reasonable action that the board deems necessary.

Because of the restrictions described above, among other factors, we believe it is likely that one or more exceptions under the RPII rules will apply such that U.S. persons will not be required to include any RPII in their gross income with respect to ALRe or the German Group Companies. However, there can be no assurance that this will be the case. Further, our ability to obtain information that would permit us to enforce the restrictions described above may be limited. We will take reasonable steps to obtain such information, but there can be no assurance that such steps will be adequate or that we will be successful in this regard. Accordingly, we may not be able to fully enforce these restrictions.

U.S. persons who dispose of our Class A common shares may be required to treat any gain as ordinary income for U.S. federal income tax purposes and comply with other specified reporting requirements.

If a U.S. person disposes of shares in a non-U.S. corporation that is an insurance company that had RPII and the 25% threshold described above is met at any time when the U.S. person owned any shares in the corporation during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to a disposition of our Class A common shares because AHL is not itself directly engaged in the insurance business. We cannot assure you, however, that the IRS will not successfully assert that these rules apply to a disposition of our Class A common shares.

U.S. tax-exempt organizations that own our Class A common shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization that directly or indirectly owns our Class A common shares generally will recognize unrelated business taxable income and be subject to additional U.S. tax filing obligations to the extent such tax-exempt organization is required to take into account any of our insurance income or RPII pursuant to the CFC and RPII rules described above. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our Class A common shares.

U.S. persons who own our Class A common shares may be subject to adverse tax consequences if AHL, ALRe or any of the German Group Companies is considered a passive foreign investment company for U.S. federal income tax purposes.

If AHL, ALRe or any of the German Group Companies is considered a passive foreign investment company (PFIC) for U.S. federal income tax purposes, a U.S. person who directly or, in certain cases, indirectly owns our Class A common shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of AHL’s, ALRe’s or any of the German Group Companies’ non-U.S. status and additional U.S. tax filing obligations, regardless of the number of shares owned. We currently do not expect that AHL, ALRe or any of the German Group Companies will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because ALRe, the German Group Companies, and, through its insurance subsidiaries, AHL each intend to be predominantly engaged in the active conduct of an insurance and reinsurance business. We cannot assure you, however, that AHL, ALRe and the German Group Companies will not be deemed to be PFICs by the IRS. No final or temporary regulations currently exist regarding the application of the PFIC provisions to an insurance company. Proposed regulations have recently been issued, which will not be effective until adopted in final form. At this time it is unclear whether and how such regulations would affect the characterization of AHL and its subsidiaries. Additionally, legislation has been introduced in a previous Congress that, if enacted, would have characterized a non-U.S. insurance company with insurance liabilities of 25% or less of such company’s assets as a PFIC unless it could qualify for a temporary exception based on both an asset test and a facts and circumstances test. Members of Congress may re-introduce similar legislation in the new Congress or introduce other legislation that could affect our status under the PFIC rules. We cannot predict what effect, if any, any new legislation would have on an investor that is subject to U.S. federal income taxation.

Changes in U.S. tax law might adversely affect us or our shareholders.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. Legislative proposals relating to the tax treatment of non-U.S. companies have been introduced in the past that could, if enacted, materially affect us. One legislative proposal, the Stop Tax Haven Abuse Act (S. 174, H.R. 297), introduced in both the U.S. Senate and the U.S. House of Representatives in January 2015, would cause certain entities otherwise treated as non-U.S. corporations to be treated as U.S. corporations for U.S. federal income tax purposes if the “management and control” of such corporations occurs, directly or indirectly, primarily within the United States.

Item 1A.    Risk Factors

Both the U.S. Congress and President Trump’s administration have indicated a desire to reform the Internal Revenue Code. Although the 2016 U.S. House of Representatives Blueprint, “A Better Way” and the tax plans proposed by President Trump during the presidential campaign do not align on all tax reform proposals, substantial proposed changes to the US corporate tax regime include: reduction of the maximum corporate tax rate, repeal of the corporate alternative minimum tax, elimination of net operating loss carryback, immediate expensing of business assets, and elimination of a deduction for net interest expense as well as substantial changes to the international tax system including border tax adjustments, a destination based cash flow tax and moving to a territorial based tax system.

A reduction in the corporate tax rate would have a positive impact on the earnings and cash flow of our U.S. companies, but it could also reduce the value of our deferred tax assets. Although it is not known at this time how border tax adjustments will (if enacted) be applied to insurers and reinsurers, it is possible that such adjustments will involve denying a deduction to U.S. insurance companies for reinsurance premiums paid to a foreign reinsurer, which would materially increase our overall U.S. tax expense. In addition, it is not yet known whether potential tax reform will include further changes impacting the current tax treatment of insurance companies under the Internal Revenue Code. At this time it is not possible to determine the impact of potential legislative changes on our financial condition and results of operations.

Additionally, interpretations of U.S. federal income tax law, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. persons are required to include in their gross income “subpart F income” or RPII of a CFC, are subject to change, possibly on a retroactive basis. Regulations regarding the application of the PFIC rules to insurance companies and regarding RPII are only in proposed form. New regulations or pronouncements interpreting or clarifying such regulations may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

We cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in our Class A common shares or reduce the attractiveness of our products. If any such developments occur, an investment in our common shares could be materially adversely affected.

Changes in U.S. tax law might adversely affect demand for our products.

Many of the products that we sell and reinsure benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, we sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Changes in U.S. federal or state tax law could reduce or eliminate the attractiveness of such products, which could affect the sale of our products or increase the expected lapse rate with respect to products that have already been sold.

There is U.S. income tax risk associated with reinsurance between U.S. insurance companies and their Bermuda affiliates.

If a reinsurance agreement is entered into among related parties, the IRS is permitted to reallocate or recharacterize income, deductions or certain other items, and to make any other adjustment, to reflect the proper amount, source or character of the taxable income of each of the parties. If the IRS were to successfully challenge our reinsurance arrangements, our financial condition and results of operations could be adversely affected and the price of our Class A common shares could be adversely affected.

We may become subject to U.S. withholding tax under certain U.S. tax provisions commonly known as FATCA.

Certain U.S. tax provisions commonly known as the Foreign Account Tax Compliance Act (FATCA) impose a 30% withholding tax on certain payments of U.S. source income and the proceeds from the disposition after December 31, 2018, of property of a type that can produce U.S. source interest or dividends, in each case, to certain “foreign financial institutions” and “non-financial foreign entities.” The withholding tax also applies to certain “foreign passthru payments” made by foreign financial institutions after December 31, 2018. The U.S. government has signed intergovernmental agreements to facilitate the implementation of FATCA with the governments of Bermuda and Germany (the Bermuda IGA and German IGA, respectively). AHL and its foreign subsidiaries intend to comply with the obligations imposed on them under FATCA and the Bermuda IGA and German IGA, as applicable, to avoid being subject to withholding under FATCA on payments made to them or penalties. To avoid any withholding under FATCA or penalties, we may be required to report the identity of, and certain other information regarding, certain U.S. persons that directly or indirectly own our common shares or exercise control over our shareholders to counterparties or governmental authorities, including the IRS or the Bermuda government. We may also be required to withhold on payments and/or take other actions with respect to holders of our common shares who do not provide us with certain information or documentation required to fully comply with FATCA. However, we expect that the shareholders who purchase our Class A common shares in the secondary market will not be subject to such requirements pursuant to an exception for equity interests that are regularly traded on an established securities market, provided that the shareholder (and any intermediaries through which the shareholder holds its shares) is not a foreign financial institution that is treated as a “nonparticipating FFI” under FATCA. However, no assurance can be provided in this regard. We may become subject to withholding tax or penalties if we are unable to comply with FATCA.

Item 1A.    Risk Factors

If AHL is treated as engaged in a U.S. trade or business in any taxable year, all or a portion of the dividends on our Class A common shares may be treated as U.S. source income and may be subject to withholding and information reporting under FATCA unless a shareholder (and any intermediaries through which the shareholder holds its shares) establishes an exemption from such withholding and information reporting. In addition, any gross proceeds from the sale or other disposition of our Class A common shares after December 31, 2018, might also be subject to withholding and information reporting under FATCA in such circumstances, absent an exemption. As discussed above, we currently intend to limit our U.S. activities so that AHL is not considered to be engaged in a U.S. trade or business, although no assurances can be provided in this regard.

Our operations may be affected by the introduction of the Common Reporting Standard.

The Common Reporting Standard (CRS) has been introduced as an initiative by the Organisation for Economic Co-operation and Development (OECD). CRS is imposed on members of the EU by the European Directive on Administrative Co-operation. Countries outside the EU may enter into the Multilateral Competent Authority Agreement, in which they agree to exchange information with participating jurisdictions. Similar to FATCA introduced by the U.S., CRS requires financial institutions which are subject to the rules to report certain information in respect of account holders. German financial institutions are presently subject to certain requirements under CRS, and they must report information beginning in 2017. We intend to operate in compliance with CRS. Any inadvertent failure to do so may have an adverse effect on our results.

We are subject to the risk that Bermuda tax laws may change and that we may become subject to new Bermuda taxes following the expiration of a current exemption after 2035.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations until March 31, 2035, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda. Given the limited duration of the Bermuda Minister of Finance’s assurance, we cannot assure you that we will not be subject to any Bermuda tax after March 31, 2035.

The impact of the OECD’s recommendations on base erosion and profit shifting is uncertain and could impose adverse tax consequences on us.

In 2015, the OECD published final recommendations on base erosion and profit shifting (BEPS). These BEPS recommendations propose the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Beginning with 2017, some countries in which we do business, including Bermuda, will require multinational enterprises, like ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis, which could increase scrutiny by foreign tax authorities.

The BEPS recommendations also include revisions to the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. We expect many countries to change their tax laws in response to this project, and several countries have already changed or proposed changes to their tax laws. Changes to tax laws could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to the existing transfer pricing rules and could potentially have an impact on our taxable profits in various jurisdictions.

Risks Relating to Investment in Our Class A Common Shares
There may be sales of a substantial amount of our common shares by our current shareholders as certain restrictions on sale expire, and these sales could cause the price of our common shares to fall.

Our directors, executive officers and shareholders holding 100% of our common shares outstanding prior to our initial public offering (IPO) agreed that they would not sell any shares prior to the expiration of certain time periods after the date upon which the SEC declared the registration statement for our IPO effective (effective date). Lock-up expiration periods applicable to existing holders end with respect to one-third of the shares owned by such holders at each of 225 days, 365 days and 450 days after the effective date, provided that certain of our shareholders, executive officers, and directors representing approximately 6.5% and 8.0% of our common shares have agreed not to sell any shares for 450 days and two years, respectively, from the effective date. Approximately 45,463,664, 45,463,664, 59,161,548 and 15,134,346 of our common shares will be eligible for future sale at the expiration of such 225 day, 365 day, 450 day and two-year periods, respectively. These restrictions are subject to waiver by our board of directors, including in the event that holders are permitted to sell their shares in follow-on registered offerings by us after the date of the IPO. In addition, our executive officers, directors, the selling shareholders and the substantial majority of our existing shareholders holding common shares outstanding prior to the IPO are subject to a 180 day lock-up entered into with the underwriters in connection with the IPO. As these lock-up periods end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Additionally, existing holders of our common shares have registration rights under the Third Amended and Restated Registration Rights Agreement (Registration Rights Agreement), subject to certain conditions, which require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future.

Item 1A.    Risk Factors

The interest of the Apollo Group, which controls and is expected to continue to control 45% of the total voting power of AHL and holds a number of the seats on our board of directors, may conflict with those of other shareholders and could make it more difficult for you and other shareholders to influence significant corporate decisions.
The Apollo Group controls and is expected to continue to control 45% of the total voting power of AHL. As a result, the Apollo Group could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, appointment of members of our management, election of directors, approval of the termination of our IMAs and determination of our corporate policies, which may reduce the market price of our common shares. Even if the Apollo Group reduces its beneficial ownership below its current holdings or we raise additional equity from investors other than members of the Apollo Group, because of its control over 45% of our aggregate voting power, for so long as any member of the Apollo Group owns at least one Class B common share, such member will still be able to assert significant influence over our board of directors and certain corporate actions.
The interests of our existing shareholders, particularly members of the Apollo Group, may conflict with the interests of our other shareholders. Actions that members of the Apollo Group take as shareholders may not be favorable to our other shareholders. For example, the concentration of voting power held by the Apollo Group, the significant representation on our board of directors by the Apollo Group or the limitations on our ability to terminate any IMA with AAM or AAME could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another shareholder may otherwise view favorably. Members of the Apollo Group may, in their role as shareholders, vote in favor of a merger, takeover or other business combination transaction which our other shareholders might not consider in their best interests. In addition, as long as a business combination transaction were deemed to be in the best interests of the Company, our charter and bye-laws would not prevent us from entering into a business combination transaction that provided for the payment of differential consideration to holders of the Class B common shares, which are held by the Apollo Group or its affiliates, and the Class A common shares. Our conflicts committee and our disinterested directors with respect to a transaction analyze certain of these conflicts to protect against potential harm resulting from conflicts of interest in connection with transactions that we have entered into or will enter into with Apollo or its affiliates. Specifically, our bye-laws require that the conflicts committee (in accordance with its charter and procedures) must approve of certain material transactions by and between us and Apollo or its affiliates, including entering into material agreements or the imposition of any new fee or increase in the rate at which fees are charged to us, subject to certain exceptions. See Item 13. Certain Relationships and Related Transactions, and Director Independence. In addition, our conflicts committee may exclusively rely on information provided by AAM, including with respect to fees charged by AAM or Apollo or its affiliates, and with respect to the historical performance or fees of unrelated service providers used for comparison purposes, and may not independently verify the information so provided. However, these conflicts guidelines will not, by themselves, prohibit transactions with Apollo or its affiliates.
Additionally, our investment manager, AAM, and our investment adviser, AAME, are indirect subsidiaries of Apollo and charge us management fees that are based on our assets. Under our IMAs with AAM and AAME, substantially all of our invested assets are managed by AAM and AAME. Our investment policies permit AAM to invest in securities of issuers affiliated with Apollo, including funds managed by Apollo, and to retain on our behalf and at our cost sub-advisors, including Apollo. AAM may make such investments or retain such sub-advisors at its discretion, subject only to the approval of our conflicts committee in certain cases and/or certain regulatory approvals. Accordingly, AAM may have a conflict of interest in managing our investments, including by retaining its affiliate, Apollo, to act as its sub-advisor, which would increase amounts payable by us for investment advisory services or could cause us to receive less return on our investments than if our investment portfolio was managed by another party. In addition, asset management fees are paid based on the amount of our AUM regardless of the results of our operations. Therefore, Apollo could be incentivized to exercise its influence to cause us to increase our AUM, which may have an adverse impact on our financial condition or results of operations.
Certain of our investments are managed by other Apollo affiliates retained as sub-advisors by AAM to manage such investments. Currently, substantially all of the assets subject to sub-advisory arrangements are managed by Apollo affiliates. In addition, we have made investments in collective investment vehicles managed by Apollo affiliates, including seed investments in new investment vehicles or investment strategies offered by Apollo which have limited track records, as well as junior and subordinated tranches of structured investment vehicles which may assist Apollo in meeting certain regulatory requirements applicable to Apollo as the sponsor of such vehicles. Such Apollo affiliates charge us a sub-advisory fee, or charge such vehicles management fees, that independently, or when taken together with the fees charged by AAM, may not be the lowest fee available for similar sub-advisory or investment management services offered by unrelated managers. In addition, it is possible that such unrelated managers may perform better than the Apollo affiliates retained by AAM as sub-advisors or which manage such collective investment funds. Apollo is not obligated to devote any specific amount of time to the affairs of our company, or to the funds in which we are invested and we have limited rights to terminate any IMA or sub-advisory arrangement. Affiliates of Apollo manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by Apollo and in which Apollo may have an equity interest. We will compete with other Apollo clients not only in terms of time spent on management of our portfolio, but also for allocation of assets that do not have significant supply. In addition, there may be different investment teams for AAM and Apollo investing in the same strategies for different clients, including us. As a result, we may compete with other Apollo clients for the same investment opportunities, potentially disadvantaging us. Apollo may also manage accounts whose advisory fee schedules, investment objectives and policies differ from ours, which may cause Apollo to allocate securities in a manner that may have an adverse effect on our ability to source appropriate assets and meet our strategic objectives. In addition, where AAM has retained an Apollo affiliate as our sub-advisor, it is possible that due to the fees charged by such sub-advisor in addition to the AAM fees that we pay, we may either experience a reduced return on an investment or may forego purchasing an investment that we would have purchased if such investment opportunity were sourced directly by AAM.

Item 1A.    Risk Factors

From time to time, AAM or Apollo may acquire investments on our behalf which are senior or junior to other instruments of the same issuer that are held by, or acquired for, another AAM or Apollo client (for example, we may acquire junior debt while another Apollo client may acquire senior debt). In the event such an issuer enters bankruptcy or becomes otherwise insolvent, the client holding securities which are senior in preference may have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to the client, and the client holding the investment which is junior in the capital structure may not have access to sufficient assets of the issuer to completely satisfy its claim against the issuer and may suffer a loss. AAM and Apollo have adopted procedures that are designed to enable AAM and Apollo to address such conflicts and to ensure that clients are treated fairly and equitably in these situations. However, given AAM’s or Apollo’s fiduciary obligations to the other client, AAM and Apollo may be unable to manage our investment in the same manner as would have been possible without the conflict of interest. In such event, we may receive less return on such investment than if another AAM or Apollo client was not in a different part of the capital structure of the issuer.
Apollo and its affiliates have diverse and expansive private equity, credit and real estate investment platforms, investing in numerous companies across many industries. If Apollo acquires or forms a company with a business strategy competing with ours, additional conflicts may arise between us and Apollo or between us and such company in executing our plans, including with respect to the allocation of investments or the ability to execute on corporate opportunities. Our bye-laws provide that Apollo and its members and affiliates (including certain of our directors) generally have no duty to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business that we do.
Apollo and its affiliates regularly obtain material non-public information regarding various potential acquisition or trading targets. When Apollo and its affiliates obtain material non-public information regarding a potential acquisition or trading target, AAM and Apollo become restricted from trading such acquisition or trading target’s outstanding securities. Some of such securities may be potential investment opportunities for us, or may be owned by us and be potential disposition opportunities. The inability of AAM or Apollo to purchase or sell such investments on our behalf as a result of these restrictions may result in us acquiring investments that may otherwise underperform the restricted investments that AAM or Apollo would have acquired, or incurring losses on investments that AAM or Apollo would have sold, on our behalf, had such restrictions not been in place.
Certain of AAM’s executives and employees have incentive compensation tied to our financial performance. This compensation arrangement may incentivize such executives and employees to invest in riskier assets in an attempt to achieve higher returns.
James R. Belardi, our Chief Executive Officer, also serves as Chief Executive Officer of AAM, owns a profits interest in the equity of AAM and receives compensation from AAM for services he provides to AAM. Accordingly, his involvement as a member of our board of directors and management team and as an officer and director of AAM may lead to a conflict of interest. Furthermore, certain members of our board of directors also serve on the board of directors of AAM or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our bye-laws contain provisions that cause a holder of Class A common shares to lose the right to vote the shares if the holder owns an equity interest in Apollo, AP Alternative Assets, L.P. (AAA) or certain other entities.
Our bye-laws contain provisions that impose restrictions on certain Class A common shares in order to reduce the likelihood that U.S. persons that directly or indirectly own our common shares will experience adverse tax consequences attributable to RPII. These provisions could cause a holder to lose the right to vote its Class A common shares if the holder or one of its affiliates owns (or is treated as owning) any equity interests (or instruments treated as equity interests) in Apollo or AAA, if the holder or one of its affiliates owns (or is treated as owning) any of our Class B common shares or if the holder or one of its affiliates is a member of the Apollo Group. These restrictions do not affect the transferability of Class A common shares and do not apply unless the holder or one of its affiliates meets one of these conditions.

Investors may experience dilution in the future.

We have issued restricted Class M common shares to certain of our employees and to employees of AAM which enable them, upon meeting certain vesting criteria, to acquire Class A common shares at prices below the NYSE trading price of our Class A common shares. To the extent the outstanding restricted Class M common shares are ultimately exercised and/or to the extent we issue additional equity in the future, there may be dilution to investors.

Item 1A.    Risk Factors

Our bye-laws contain provisions that could discourage takeovers and business combinations that our shareholders might consider in their best interests, including provisions that prevent a holder of Class A common shares from having a significant stake in Athene.
Our bye-laws include certain provisions that could have the effect of delaying, deferring, preventing or rendering more difficult a change of control that holders of our Class A common shares might consider in their best interests. For example, our bye-laws prohibit holders of our Class A common shares and certain other classes of our common shares (other than those owned by the Apollo Group) from having more than 9.9% of the total voting power of our common shares. Subject to certain exceptions determined by our board on the basis set forth in our bye-laws, the votes attributable to a holder of Class A common shares above 9.9% of the total voting power of our common shares are redistributed to other holders of Class A common shares pro rata based on the then current voting power of each holder. Such adjustments are likely to result in a shareholder having voting rights in excess of its pro rata share of the voting power of our Class A common shares. Therefore, a shareholder’s voting rights may increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in the shareholder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Securities Exchange Act of 1934, as amended (Exchange Act). These requirements could discourage any potential investment in our Class A common shares. In addition, our board is classified into three classes of directors, with directors of each class serving staggered three-year terms. Any change in the number of directors is required by our bye-laws to be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class or from the removal of a director will hold such directorship for a term that coincides with the remaining term of that class. Moreover, our bye-laws require specific advance notice procedures and other protocols for holders of common shares to make shareholder proposals and nominate directors. Among other requirements, a shareholder must meet the minimum requirements for eligible shareholders to submit shareholder proposals under Rule 14a-8 of the Exchange Act, and submit specific information and make specific undertakings in relation to the shareholder proposal or director nomination.
Any or all of these provisions could prevent holders of our Class A common shares from receiving the benefit from any premium to the market price of our Class A common shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of any of these provisions could adversely affect the prevailing market price of our Class A common shares if they were viewed as discouraging takeover attempts in the future.
AHL is a holding company with limited operations of its own. As a consequence, AHL’s ability to pay dividends on its common shares and to make timely payments on its debt obligations will depend on the ability of its subsidiaries to make distributions or other payments to it, which may be restricted by law.
AHL is a holding company with limited business operations of its own. AHL’s primary subsidiaries are insurance and reinsurance companies that own substantially all of its assets and conduct substantially all of its operations. Accordingly, AHL’s payment of dividends and ability to make timely payments on its debt obligations is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash or other assets available to it, by dividend or otherwise. Dividends or distributions that may be paid by AHL’s insurance subsidiaries to it are limited or restricted by applicable insurance or other laws that are based in part on the prior year’s statutory income and surplus, or other sources. See Risks Relating to Insurance and Other Regulatory Matters. AHL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable AHL to meet its obligations and pay dividends. In particular, as a condition to the New York State Department of Financial Services’ (NYSDFS) approval of our acquisition of ALICNY in connection with the broader Aviva USA acquisition, we have agreed not to cause ALICNY to declare, distribute or pay any dividend for five years from the date of acquisition of control of ALICNY without the prior written consent of the NYSDFS, which period expires on October 2, 2018. Similarly, as a condition to the approval of the Iowa Insurance Division (IID) of our acquisition of Aviva USA’s Iowa-domiciled subsidiaries, we have agreed not to cause AAIA to pay any dividend or other distribution to shareholders for five years, which period expires on August 15, 2018, without the prior approval of the IID. Further, any dividends paid to AHL by its U.S. subsidiaries would be subject to a 30% withholding tax under the Internal Revenue Code, which creates a significant disincentive for AHL’s subsidiaries to pay such dividends and could have the effect of significantly reducing dividends or other amounts payable to AHL by its U.S. subsidiaries. These limitations on AHL’s U.S. subsidiaries’ abilities to pay dividends to it as a shareholder may negatively impact its financial condition, results of operations and cash flows.
Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit AHL’s ability to obtain cash from its subsidiaries. In addition to the specific restrictions described above, AHL’s subsidiaries, as members of its insurance holding company system, are subject to various statutory and regulatory restrictions on their ability to pay dividends to AHL, as further described in Item 1. Business.

AHL may in the future incur indebtedness in order to pay dividends to shareholders. If AHL did determine to incur additional indebtedness in order to pay dividends, such dividends would be subject to the terms of AHL’s existing indebtedness as well as any credit agreement that AHL may enter into in the future. AHL does not currently anticipate paying any regular cash dividends on its common shares. Any decision to declare and pay dividends in the future will be made at the discretion of AHL’s board of directors and will depend on, among other things, AHL’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that AHL’s board of directors may deem relevant. Therefore, any return on investment in AHL’s common stock may be solely dependent upon the appreciation of the price of AHL’s common stock on the open market, which may not occur.

Item 1A.    Risk Factors

Fulfilling our obligations with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002 will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our share price.

We completed the IPO for our Class A common shares in December 2016. Following the transition period established by the rules of the Securities and Exchange Commission for newly public companies, the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, starting with the filing of our annual report on Form 10-K for the year ended December 31, 2017. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common shares. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

Holders of our shares may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

AHL is incorporated pursuant to the laws of Bermuda and is domiciled in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a substantial portion of our assets are located in jurisdictions outside the United States. As such, we have been advised that there is doubt as to whether:

•
a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts against us or against persons who reside in Bermuda based upon the civil liability provisions of the U.S. federal securities laws; or

•
a holder of our shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers who reside outside the United States based solely upon U.S. federal securities laws.

Further, we have been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments. Additionally, we have been advised that the United States and Bermuda do not currently have a treaty providing for reciprocal recognition and enforcement of judgments in civil and commercial matters. A Bermuda court may, however, impose civil liability on us or our directors or officers in a suit brought in the Supreme Court of Bermuda provided that the facts alleged constitute or give rise to a cause of action under Bermuda law. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under the U.S. federal securities laws, would not be allowed in Bermuda courts to the extent that they are contrary to public policy.

Our choice of forum provisions in our bye-laws may limit your ability to bring suits against us or our directors and officers.

Our bye-laws currently provide that if any dispute arises concerning the Companies Act or out of or in connection with our bye-laws, including any question regarding the existence and scope of any bye-law and/or whether there has been a breach of the Companies Act or our bye-laws by an officer or director (whether or not such a claim is brought in the name of a shareholder or in the name of the Company), any such dispute shall be subject to the exclusive jurisdiction of the Supreme Court of Bermuda. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors or officers, which may discourage lawsuits against us and our directors and officers. Alternatively, if a court were to find this provision of our bye-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to AHL, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors

Bermuda law provides that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if:

•
the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

Item 1A.    Risk Factors

•
such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair to the corporation as of the time it was authorized, approved or ratified.

Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

Shareholders’ Suits

The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, a court would consider acts that are alleged to constitute a fraud against the minority shareholders or acts requiring the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

Indemnification of Directors

We have entered into indemnification agreements with our directors and officers which provide that we will indemnify our directors and officers or any person appointed to any committee by the board of directors acting in their capacity as such for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to Athene other than in respect of his own fraud or dishonesty. However, we are required to indemnify our directors and officers in any proceeding in which they are successful. The indemnification agreements are limited to those payments that are lawful under Bermuda law.
Furthermore, pursuant to our bye-laws, our shareholders have agreed to waive any claim or right of action such shareholder may have, whether individually or by or in right of AHL, against any director or officer of AHL on account of any action taken by such director or officer, or the failure of such director or officer to take any action in the performance of his or her duties with or for AHL or any subsidiary of AHL; provided that such waiver does not extend to any matter in respect of any fraud or dishonesty which may attach to such director or officer.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We own our headquarters for U.S. operations, which is located in West Des Moines, IA. We lease our head office for Bermuda operations, which is located in Pembroke, Bermuda, and we lease our office for our German operations, which is located in Wiesbaden, Germany. Our Retirement Services segment includes our Iowa and Bermuda offices, whereas our German office is included in a non-reportable segment within Corporate and other. We believe that for the foreseeable future our West Des Moines, Bermuda and German properties will be sufficient for us to conduct our current operations.

Item 3.    Legal Proceedings

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our FIA business. We cannot assure you that our insurance coverage will be adequate to cover all liabilities arising out of such claims. We are not engaged in any legal proceeding that we believe will be material to our business, financial condition, results of operations or cash flows. From time to time, in the ordinary course of business and like others in the insurance and financial services industries, we receive requests for information from government agencies in connection with such agencies’ regulatory or investigatory authority. Such requests can include financial or market conduct examinations, subpoenas or demand letters for documents to assist the government in audits or investigations. We and each of our U.S. insurance subsidiaries review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to them in the future.

For a description of certain legal proceedings affecting us, refer to Note 18 – Commitments and Contingencies to the consolidated financial statements.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common shares began trading on the NYSE under the symbol "ATH" on December 9, 2016.

The following table summarizes high and low closing prices for our Class A common shares on the NYSE for the periods indicated:

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$—	$—	$—	$47.99
Low	$—	$—	$—	$44.05

Shareholders

As of March 1, 2017, there were 77,410,448 Class A common shares outstanding and held of record by 311 shareholders, 111,852,897 Class B common shares outstanding and held of record by 17 shareholders, 3,445,767 Class M-1 common shares outstanding and held of record by 5 shareholders, 1,005,625 Class M-2 common shares outstanding and held of record by 12 shareholders, 1,293,200 Class M-3 common shares are outstanding and held of record by 24 shareholders, and 5,348,992 Class M-4 common shares outstanding and held of record by 119 shareholders.

Dividends

We do not currently pay dividends on any of our common shares and we currently intend to retain all available funds and any future earnings for use in the operation of our business. We may, however, pay cash dividends on our common shares, including our Class A common shares, in the future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal and regulatory requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. While we do not currently have any preference shares, if we issue such shares in the future, our board of directors may declare and pay a dividend on one or more classes of shares to the extent one or more classes of shares ranks senior to or has a priority over another class of shares. Our ability to pay dividends on our Class A common shares is limited by the terms of our existing indebtedness and may be restricted by the terms of any future credit agreement or any future debt or preferred securities of ours or of our subsidiaries. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Note 10 – Debt of the consolidated financial statements for further discussion.

Furthermore, AHL is a holding company and has no direct operations. All of AHL’s business operations are conducted through its subsidiaries. Any dividends AHL pays will depend upon its funds legally available for distribution, including dividends from its subsidiaries. AHL’s U.S. insurance subsidiaries are highly regulated and are required to comply with various conditions before they are able to pay dividends or make distributions to AHL. See Item 1. Business—Regulation and Note 16 – Statutory Requirements of the consolidated financial statements for further discussion. In addition, any dividends payable to AHL by its U.S. insurance subsidiaries, if permitted, would be subject to a 30% withholding tax.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we issued the following unregistered equity instruments to our employees and employees of AAM in connection with our equity and long-term incentive plans: 104,758 Class A common shares, 990,650 Class M-4 and M-4 Prime common shares convertible to our Class A common shares at a weighted average conversion price of $33.78 per share, 28,250 restricted stock units (RSUs) at a weighted average conversion price of $28.74 per share, and 470,644 options at a weighted average exercise price of $33.95 per share.

During the year ended December 31, 2016, we issued 3,065,461 unregistered Class A common shares upon the conversion of equity instruments initially issued to our employees and employees of AAM in connection with our equity and long-term incentive plans.

During the year ended December 31, 2016, we issued 129,985 unregistered Class A common shares to members of our board of directors as compensation for their board service.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 14, 2016, we issued and sold an aggregate of 20,750 Class M-4 Prime common shares with a conversion price of $28.26 per share and 2,500 Class M-4 Prime RSUs with a conversion price of $28.26 per share to AAM for approximately $217,466.

During the year ended December 31, 2016, we also issued and sold to certain of our employees fully-paid unregistered Class A common shares as follows: (1) on February 19, 2016, approximately 23,000 shares for approximately $650,000 and (2) on August 16, 2016, 4,120 shares for approximately $150,000.

No underwriters were involved in the foregoing sales of securities.

The sales and issuances of shares described above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(a)(2) of the Securities Act, based on the following: (1) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (2) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (3) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended December 31, 2016 are set forth below:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
October 1 – October 31, 2016[2]	261,194	$19.01	—	$—
November 1 – November 30, 2016	—	$—	—	$—
December 1 – December 31, 2016[3]	3,776	$40.00	—	$—

1 As of December 31, 2016, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.
[2] Purchases relate to Class A common shares purchased from employees upon the occurrence of a termination event.
[3] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 6.    Selected Financial Data

The following tables set forth our selected historical consolidated financial and operating data, which should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. The information has been derived from our historical consolidated financial statements. Our historical results are not necessarily indicative of future operating results.

	Years ended December 31,
(In millions, except percentages, share, and per share data)	2016[1]	2015[1,2]	2014	2013[2]	2012[2]
Consolidated Statements of Income Data
Total revenues	$4,107	$2,616	$4,100	$1,749	$1,017
Total benefits and expenses	3,354	2,024	3,568	760	653
Income before income taxes	753	592	532	989	365
Net income available to AHL shareholders	805	562	463	916	377
Operating income, net of tax (a non-GAAP measure)	760	740	793	777	232
ROE	13.1%	11.3%	12.7%	39.6%	30.0%
ROE excluding AOCI (a non-GAAP measure)	13.3%	11.8%	14.0%	42.2%	32.9%
Operating ROE excluding AOCI (a non-GAAP measure)	12.5%	15.6%	24.0%	35.8%	20.3%

Earnings per share[3]
Basic	$4.31	$3.21	$3.58	$8.07	$5.59
Diluted – Class A common shares	$4.21	$3.21	$3.52	$7.96	$5.59

Operating earnings per share (a non-GAAP measure)
Operating diluted Class A common shares	$3.93	$4.23	$6.03	$6.75	$3.45

Weighted average common shares outstanding
Basic[3]	186,751,109	175,091,802	129,519,108	113,506,457	67,343,297
Diluted – Class A common shares[3]	53,530,476	41,301,248	131,608,464	115,110,030	67,343,297
Operating diluted Class A common shares (a non-GAAP measure)[4]	193,371,496	175,178,648	131,608,464	115,110,030	67,343,297

					(Continued)

Item 6.    Selected Financial Data

	December 31,
	2016[1]	2015[1,2]	2014	2013[2]	2012[2]
Consolidated Balance Sheets Data
Investments, including related parties	$72,433	$64,525	$60,631	$58,156	$13,911
Investments of consolidated variable interest entities	901	1,565	3,409	4,348	2,478
Total assets	86,720	80,854	82,710	80,807	19,315
Interest sensitive contract liabilities	61,532	57,296	60,641	60,386	13,264
Future policy benefits	14,569	14,540	11,137	10,712	2,462
Notes payable, including related party notes payable	—	—	—	351	153
Borrowings of consolidated variable interest entities	—	500	2,017	2,413	1,225
Total liabilities	79,814	75,491	78,122	77,952	17,452
Total AHL shareholders' equity	6,905	5,362	4,555	2,761	1,863
Book value per share	$35.91	$28.81	$32.29	$23.99	$16.61
Book value per share, excluding AOCI (a non-GAAP measure)	$33.29	$30.09	$27.28	$22.36	$14.66
Common shares outstanding[5]	192,315,819	186,115,240	141,035,628	115,099,947	112,088,679
Operating diluted Class A common shares outstanding (a non-GAAP measure)[4]	196,400,281	186,115,240	143,347,480	120,341,882	112,088,679

[1] Effective August 1, 2015, AAIA agreed to novate certain open blocks of business ceded to Accordia, an affiliate of Global Atlantic, and amended portions of reinsurance agreements between ALICNY and FAFLIC, an affiliate of Global Atlantic, which changed the reinsurance agreements from funds withheld coinsurance to coinsurance agreements. Refer to Note 7 – Reinsurance of the consolidated financial statements.

[2] Reflects the acquisition of DLD from October 1, 2015, the acquisition of Aviva USA from October 2, 2013, and the acquisition of Presidential Life Corporation from December 28, 2012.
[3] Basic earnings per share, including basic weighted average shares outstanding, includes all classes eligible to participate in dividends for each period presented. Diluted earnings per share on Class A common shares, including diluted Class A weighted average shares outstanding, includes the dilutive impacts, if any, of Class B common shares, Class M common shares and any other stock-based awards. Refer to Note 13 – Earnings Per Share of the consolidated financial statements for additional information regarding basic and diluted earnings per share.

[4] Represents Class A common shares outstanding or weighted average common shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares, Class M common shares and any other stock-based awards. For December 31, 2015 and prior, Class M common shares were not included due to issuance restrictions which were contingent upon our IPO. Refer to Note 12 – Stock-based Compensation of the consolidated financial statements for additional information regarding the IPO issuance restriction.

[5] Represents common shares outstanding for all classes eligible to participate in dividends for each period presented. Refer to Note 13 – Earnings Per Share of the consolidated financial statements for additional information regarding classes eligible to participate in dividends as of each period.

(Concluded)

Item 6.    Selected Financial Data

Non-GAAP Measures—In addition to our results presented in accordance with GAAP, our results of operations include certain non-GAAP measures commonly used in our industry. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers of our business. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the GAAP measures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Measures for additional discussions regarding non-GAAP measures.

The following are reconciliations of operating income, net of tax, weighted average shares outstanding – operating diluted Class A common shares and operating income, net of tax – per operating diluted Class A common share to their corresponding GAAP measures, net income available to AHL shareholders, basic weighted average shares outstanding – Class A common shares and basic earnings per share – Class A common shares, respectively:

	Years ended December 31,
(In millions)	2016	2015	2014	2013	2012
Operating income, net of tax	$760	$740	$793	$777	$232
Non-operating adjustments
Investment gains (losses), net of offsets	47	(56)	151	(4)	228
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	97	(27)	(30)	154	(38)
Integration, restructuring and other non-operating expenses	(22)	(58)	(279)	(184)	(38)
Stock compensation expense	(79)	(67)	(148)	—	—
Bargain purchase gain	—	—	—	152	(2)
Income tax (expense) benefit – non-operating	2	30	(24)	21	(5)
Total non-operating adjustments	45	(178)	(330)	139	145
Net income available to AHL shareholders	$805	$562	$463	$916	$377

	Years ended December 31,
	2016	2015	2014	2013	2012
Basic weighted average shares outstanding - Class A	52,086,945	41,214,402	11,105,082	494,201	388,126
Conversion of Class B shares to Class A shares	134,445,840	133,877,400	118,414,026	113,012,256	66,955,171
Conversion of Class M shares to Class A shares	6,609,590	—	—	—	—
Effect of other stock compensation plans	229,121	86,846	11	9	—
Effect of equity swap	—	—	2,089,345	1,603,564	—
Weighted average shares outstanding - operating diluted Class A common shares	193,371,496	175,178,648	131,608,464	115,110,030	67,343,297

	Years ended December 31,
	2016	2015	2014	2013	2012
Operating income, net of tax – per operating diluted Class A common share	$3.93	$4.23	$6.03	$6.75	$3.45
Non-operating adjustments
Investment gains (losses), net of offsets	0.24	(0.33)	1.15	(0.03)	3.38
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	0.51	(0.15)	(0.24)	1.33	(0.56)
Integration, restructuring and other non-operating expenses	(0.12)	(0.33)	(2.12)	(1.61)	(0.57)
Stock compensation expense	(0.41)	(0.38)	(1.12)	—	—
Bargain purchase gain	—	—	—	1.33	(0.03)
Income tax (expense) benefit – non-operating	0.01	0.17	(0.18)	0.19	(0.08)
Total non-operating adjustments	0.23	(1.02)	(2.51)	1.21	2.14
Effect of items convertible to or settled in Class A common shares	0.15	—	0.06	0.11	—
Basic earnings per share – Class A common shares	$4.31	$3.21	$3.58	$8.07	$5.59

Item 6.    Selected Financial Data

The following is a reconciliation of total AHL shareholders' equity excluding AOCI, which is used in calculating ROE excluding AOCI and book value per share excluding AOCI, to its corresponding GAAP measure, total AHL shareholders' equity:

	December 31,
(In millions)	2016	2015	2014	2013	2012
Total AHL shareholders' equity	$6,905	$5,362	$4,555	$2,761	$1,863
Less: AOCI	367	(237)	644	70	219
Total AHL shareholders' equity excluding AOCI	$6,538	$5,599	$3,911	$2,691	$1,644

The following is a reconciliation of operating diluted Class A common shares outstanding to its corresponding GAAP measure, Class A common shares outstanding.

	December 31,
	2016	2015	2014	2013	2012
Class A common shares outstanding	77,035,785	50,151,265	15,752,736	494,200	494,200
Conversion of Class B shares to Class A shares	111,805,829	135,963,975	125,282,892	114,605,747	111,594,479
Conversion of Class M shares to Class A shares	6,809,252	—	—	—	—
Effect of other stock compensation plans	749,415	—	—	—	—
Effect of equity swap	—	—	2,311,852	5,241,935	—
Operating diluted Class A common shares outstanding	196,400,281	186,115,240	143,347,480	120,341,882	112,088,679

The following is a reconciliation of book value per share excluding AOCI to its corresponding GAAP measure, book value per share.

	December 31,
	2016	2015	2014	2013	2012
Book value per share	$35.91	$28.81	$32.29	$23.99	$16.61
AOCI	(1.91)	1.28	(4.56)	(0.60)	(1.95)
Effect of items convertible to or settled in Class A common shares	(0.71)	—	(0.45)	(1.03)	—
Book value per share, excluding AOCI	$33.29	$30.09	$27.28	$22.36	$14.66

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Forward-Looking Statements, Item 1A. Risk Factors, Item 6. Selected Financial Data, and Item 8. Financial Statements included within this report.

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals across the world as well as Apollo’s global asset management infrastructure that, as of December 31, 2016, supported more than $191 billion of AUM across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries' headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and as of December 31, 2016, have an expected annual investment margin of 2-3% over the 7.8 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. Even as we have grown to $72.4 billion in investments, including related parties, $71.8 billion in invested assets and $86.7 billion of total assets as of December 31, 2016, we have continued to approach both sides of the balance sheet with an opportunistic mindset because we believe quickly identifying and capitalizing on market dislocations allows us to generate attractive, risk-adjusted returns for our shareholders. Further, our multiple distribution channels support growing origination across market environments and better enable us to achieve continued balance sheet growth while maintaining attractive profitability. We believe that in a typical market environment, we will be able to profitably grow through our organic channels, including retail, flow reinsurance and institutional products. In more challenging market environments, we believe that we will see additional opportunities to grow through our inorganic channels, including acquisitions and block reinsurance, due to market stress during those periods.

As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the year ended December 31, 2016, in our Retirement Services segment described below, we generated an investment margin on deferred annuities of 2.77% and operating ROE excluding AOCI of 19.1%. We currently maintain what we believe to be high capital ratios for our rating and hold more than $1.5 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities. Because we hold such strategic capital to implement our opportunistic strategy and to enable us to explore deployment opportunities as they arise, and because we are investing for future growth, our consolidated ROE for the year ended December 31, 2016 was 13.1% and our consolidated operating ROE excluding AOCI was 12.5%.

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations which issue and reinsure retirement savings products and institutional products. Corporate and Other includes certain other operations related to our corporate activities and our German operations, which is primarily comprised of participating long-duration savings products.

We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the United States, the lack of tax advantaged alternatives for people trying to save for retirement and expectations of a rising interest rate environment. To date, most of our products sold and acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value and provides protection against investment loss. Our policies often include surrender charges (86% of our deferred annuity products, as of December 31, 2016) or MVAs (73% of our deferred annuity products, as of December 31, 2016), both of which increase persistency and protect our ability to meet our obligations to policyholders. Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $8.8 billion, $3.9 billion and $2.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively. We believe the 2015 upgrade of our financial strength ratings to A- by each of S&P, Fitch and A.M. Best, as well as our 2016 outlook upgrade to positive by A.M. Best and our recent FIA and MYGA new product launches, have enabled and will continue to enable us to increase penetration in our existing organic channels, and access new markets within our retail channel, such as financial institutions. This increased penetration will allow us to source additional volumes of profitably underwritten liabilities. Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite, and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions. The aggregate purchase price of our acquisitions was less than the aggregate statutory book value of the businesses acquired.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We plan to grow organically by expanding our retail, reinsurance and institutional product distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel we had fixed annuity sales of $5.3 billion, $2.5 billion and $2.5 billion for the years ended December 31, 2016, 2015 and 2014, respectively. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 60 IMOs and approximately 28,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from the ratings upgrade in 2015, our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. Our reinsurance channel also benefited from the 2015 ratings upgrade. We target reinsurance business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $3.5 billion, $1.1 billion and $349 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, after having sold our first funding agreement under our FABN program in 2015 and funding agreements in the aggregate principal amount of $650 million in the first quarter of 2017, we expect to grow this channel over time.

Acquisition Summary Included in Results of Operations

On October 1, 2015, we acquired 100% of the outstanding shares of DLD from Delta Lloyd N.V., an Amsterdam-based financial services provider. As a result of the acquisition, we acquired $5.9 billion of assets and $5.9 billion of liabilities (as of the acquisition date) and began operating in Germany. The impact of this transaction has an effect on the comparability of our historical results. For this reason in particular, historical discussions of changes between periods are not necessarily indicative of future results. To enhance comparability of December 31, 2016, 2015 and 2014 results, we highlight the financial results applicable to the acquisition of DLD where meaningful.

Industry Trends and Competition

Market Conditions

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown could adversely affect us in the form of changes in consumer behavior and decreases in the returns on and value of our investment portfolio. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the stability of the EU, Brexit and the potential exit of certain other EU members, the rate of growth of China and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, low or negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Declining economic growth rates globally and resultant diverging paths of monetary policy could increase volatility in the credit markets, potentially impacting the availability and cost of credit. Factors such as equity prices, equity market volatility, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations (including laws relating to the financial markets generally or the taxation or regulation of the insurance industry), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our investment portfolio and our ability to sell our products. We adjust the structure of our products depending on the economic environment, the behavior of customers and other factors, including mortality rates, morbidity rates, cap rates, rollup rates, annuitization rates and lapse rates, which can vary in response to changes in market conditions. We believe continued economic growth, stable financial markets and a potentially rising interest rate environment may ultimately enhance the attractiveness of our product portfolio. However, we remain exposed to potential slowdowns in economic activity, which could be characterized by rising unemployment, falling interest rates, widening credit spreads and an increase in corporate credit and real estate-related defaults.

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve increasing federal funds rates in December 2015 for the first time in almost a decade and again in December 2016, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio consists predominantly of fixed maturity investments. See Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases would also rise and our investment income from floating rate investments would increase while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases would decline and our investment income from floating rate investments would decrease while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through ALM modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows to within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $20.8 billion of floating rate investments, or approximately 29% of our total invested assets as of December 31, 2016. As part of our reinvestment strategy for the investment portfolios of our acquired companies, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income and to the extent our ability to reduce policyholder crediting rates are limited by policyholder guarantees in the form of minimum crediting rates. As of December 31, 2016, most of our products were fixed annuities with approximately 35% of our FIAs at the minimum guarantees and approximately 51% of our fixed rate annuities at the minimum crediting rates. As of December 31, 2016, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 75 to 85 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. The remaining liabilities are associated with immediate annuities, funding agreements or life contracts which have crediting rates or costs that are less sensitive or insensitive to interest rate movements. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more detail on market risk, which includes interest rate and other significant risks and our strategies for managing these risks.

Demographics

Over the next four decades, the retirement-age population is expected to experience unprecedented growth. Technological advances and improvements in healthcare are projected to continue to contribute to increasing average life expectancy, and aging individuals must be prepared to fund retirement periods that will last longer than ever before. Further, many working households in the United States do not have adequate retirement savings. As a tool for addressing the unmet need for retirement planning, we believe that many Americans have begun to look to tax-efficient savings products with low-risk or guaranteed return features and potential equity market upside, particularly as federal, state and local marginal tax rates have increased. Our tax-efficient savings products are well positioned to meet this increasing customer demand. The impact of this growth in demand may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

We believe that our strong presence in the FIA market and strength of our relationships with IMOs position us to effectively serve consumers' demand in the rapidly growing retirement savings market. We expect our retail channel to continue to benefit from the ratings upgrade in 2015, our improving credit profile and recent product launches. We believe this should help us to grow sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We also believe that the 2015 financial strength ratings upgrades and our 2016 outlook upgrade to positive by A.M. Best have enabled and will continue to enable us to increase penetration in our existing organic channels, such as flow reinsurance and the FABN market, while also helping us enter into the pension risk transfer market.

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In many segments, product differentiation is difficult as product development and life cycles have shortened. In addition, we have experienced pressure on fees as product unbundling and lower cost alternatives have emerged. As a result, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the FIA market.

According to LIMRA, total fixed annuity market sales in the United States were $117.4 billion for the twelve months ended December 31, 2016, a 14.0% increase from the same time period in 2015. This increase was driven by an increase in traditional fixed rate deferred annuities of $7.8 billion, or 25.2%, and an increase in FIA products of $6.4 billion, or 11.7%. In the total fixed annuity market, for the nine months ended September 30, 2016 (the most recent period for which specific market share data is available), we were the 7th largest company based on sales

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

with a 4.2% market share and $3.8 billion in sales. For the nine months ended September 30, 2015, our market share was 2.6% with sales of $1.9 billion.

FIAs are one of the fastest growing annuity products having grown from $27.3 billion in 2005 to $60.9 billion in sales for the year ended December 31, 2016. According to LIMRA, for the nine months ended September 30, 2016 (the most recent period for which specific market share data is available), we were the 3rd largest provider of FIAs in terms of sales, and our market share for the same period was 6.9% with sales of $3.2 billion. For the nine months ended September 30, 2015, our market share was 4.9% with sales of $1.9 billion.

Regulatory Developments

On April 6, 2016, the DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption titled the “Best Interest Contract Exemption,” to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. On February 3, 2017, the President of the United States issued an executive memorandum directing the DOL to examine the fiduciary rule to determine whether the fiduciary rule has harmed or is likely to cause harm to investors by limiting access to certain retirement products or related financial advice, whether the fiduciary rule has resulted in dislocations in the retirement services industry that may adversely affect investors or retirees, or whether the fiduciary rule is likely to cause increased litigation and increased costs for investors and retirees. In direct response to the memorandum, the acting secretary of the DOL stated that the DOL will consider its legal options to delay the applicability date of the rule in order to comply with the memorandum. The DOL has published a proposed amendment to the fiduciary rule that will delay the applicability date for 60-days to allow the DOL to fully review the rule in light of the executive memorandum. The DOL has provided a 15-day comment period to respond to the proposed delay and it is anticipated it will issue the final rule officially delaying the applicability date in late March 2017. In addition to the 15-day comment period relating to the delay, the DOL has opened a 45-day comment period to collect responses to the questions raised in the executive memorandum. We anticipate a delay, with a possible replacement of the rule that is less burdensome but still requires sales to be in the best interest of clients. However, until the rule is officially delayed, we continue to move forward in preparation for the April 10, 2017 applicability date.

Both the U.S. Congress and President Trump’s administration have indicated a desire to reform the Internal Revenue Code. Although the 2016 U.S. House of Representatives Blueprint, “A Better Way” and the tax plans proposed by President Trump during the presidential campaign do not align on all tax reform proposals, substantial proposed changes to the U.S. corporate tax regime include: reduction of the maximum corporate tax rate, repeal of the corporate alternative minimum tax, elimination of net operating loss carryback, immediate expensing of business assets, and elimination of a deduction for net interest expense as well as substantial changes to the international tax system including border tax adjustments, a destination based cash flow tax and moving to a territorial based tax system. A reduction in the corporate tax rate would have a positive impact on the earnings and cash flow of our U.S. companies, but it could also reduce the value of our deferred tax assets. Although it is not known at this time how border tax adjustments will (if enacted) be applied to insurers and reinsurers, it is possible that such adjustments will involve denying a deduction to U.S. insurance companies for reinsurance premium paid to a foreign reinsurer, which would materially increase our overall U.S. tax expense. In addition, it is not yet known whether potential tax reform will include further changes impacting the current tax treatment of insurance companies under the Internal Revenue Code. At this time it is not possible to determine the impact of potential legislative changes on our financial condition and results of operations.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, our results of operations include certain non-GAAP measures commonly used in our industry. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides a better understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring and certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the GAAP measures.

Operating Income, Net of Tax

Operating income, net of tax, a commonly used operating measure in the life insurance industry, is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our operating income, net of tax, equals net income available to AHL’s shareholders adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

•
Investment Gains (Losses), Net of Offsets—Investment gains (losses), net of offsets, consist of the realized gains and losses on the sale of AFS securities, the change in assumed modco and funds withheld reinsurance embedded derivatives, unrealized gains and losses, impairments, and other investment gains and losses. Unrealized, impairments and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

option, derivative gains and losses not hedging FIA index credits, and the net OTTI impacts recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to GLWB and guaranteed minimum death benefits (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the MVAs associated with surrenders or terminations of contracts.

•
Change in Fair Values of Derivatives and Embedded Derivatives – FIAs, Net of Offsets—Impacts related to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period-to-period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the FIA hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new FIA hedging derivatives are purchased to align with the new term. The difference in duration between the FIA hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the FIA hedging derivatives and index credit reserves is included as a non-operating adjustment, net of offsets related to DAC, DSI, and VOBA amortization and changes to rider reserves.

We primarily hedge with options that align with the index terms of our FIA products (typically 1-2 years). From an economic basis, we believe this is suitable because policyholder accounts are credited with index performance at the end of each index term. However, because the “value of an embedded derivative” in an FIA contract is longer-dated, there is a duration mismatch which may lead to mismatches for accounting purposes.

•
Integration, Restructuring, and Other Non-operating Expenses—Integration, restructuring, and other non-operating expenses consist of restructuring and integration expenses related to mergers and acquisitions as well as certain other expenses which are not part of our core operations or likely to re-occur in the foreseeable future.

•
Stock Compensation Expense—To date, stock compensation expenses associated with our share incentive plans, excluding our long term incentive plan, are not part of our core operating expenses and fluctuate from time to time due to the structure of our plans.

•	Bargain Purchase Gain—Bargain purchase gains associated with acquisitions are adjustments to net income as they are not consistent with our core operations.

•
Income Taxes (Expense) Benefit – Non-operating—The non-operating income tax expense is comprised of the appropriate jurisdiction's tax rate applied to the non-operating adjustments that are subject to income tax.

We consider these non-operating adjustments to be meaningful adjustments to net income available to AHL's shareholders for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is effective in analyzing the trends in our results of operations. Together with net income available to AHL's shareholders, we believe operating income, net of tax, provides a meaningful financial metric that helps investors understand our underlying results and profitability. Operating income, net of tax, should not be used as a substitute for net income available to AHL's shareholders.

ROE Excluding AOCI and Operating ROE Excluding AOCI

ROE excluding AOCI and operating ROE excluding AOCI are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Once we have reinvested acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI is more effective in analyzing the trends of our operations. To enhance the ability to analyze these measures across periods, interim periods are annualized. ROE excluding AOCI and operating ROE excluding AOCI should not be used as a substitute for ROE. However, we believe the adjustments to equity are significant to gaining an understanding of our overall results of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Earnings Per Share - Operating Diluted Class A, Weighted Average Shares Outstanding - Operating Diluted Class A Common Shares and Book Value Per Share Excluding AOCI

Operating earnings per share - operating diluted Class A, weighted average shares outstanding - operating diluted Class A common shares and book value per share excluding AOCI are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represent an economic view of our share counts and provide a simplified and consistent view of our outstanding shares. Operating earnings per share - operating diluted Class A is calculated as the operating income, net of tax over the weighted average shares outstanding - operating diluted Class A common shares. Book value per share excluding AOCI is calculated as the ending AHL shareholders' equity excluding AOCI divided by the operating diluted Class A common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and settlement of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive they are excluded. Weighted average shares outstanding - operating diluted Class A common shares and operating diluted Class A common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards. For December 31, 2015 and prior, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Operating earnings per share - operating diluted Class A, weighted average shares outstanding - operating diluted Class A common shares and book value per share excluding AOCI should not be used as a substitute for basic earnings per share - Class A common shares, basic weighted average shares outstanding - Class A or book value per share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

Retirement Services Net Investment Earned Rate, Cost of Crediting and Investment Margin on Deferred Annuities

Investment margin is a key measurement of the financial health of our Retirement Services core deferred annuities. Investment margin on our deferred annuities is generated from the excess of our net investment earned rate over the cost of crediting to our policyholders. Net investment earned rate is a key measure of investment returns and cost of crediting is a key measure of the policyholder benefits on our deferred annuities.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our invested assets that does not correspond to GAAP net investment income. Net investment earned rate is computed as the income from our invested assets divided by the average invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to arrive at our net investment earned rate add alternative investment gains and losses, gains and losses related to trading securities for CLOs, net VIE impacts (revenues, expenses and noncontrolling interest) and the change in reinsurance embedded derivatives. We include the income and assets supporting our assumed reinsurance by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the GAAP presentation of reinsurance embedded derivatives. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of crediting is the interest credited to the policyholders on our fixed strategies as well as the option costs on the index annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. The interest credited on fixed strategies and option costs on index annuity strategies are divided by the average account value of our deferred annuities. Under GAAP, deposits and withdrawals for fixed indexed and fixed rate annuities are reported as deposit liabilities (or policyholder funds). Our average account values are averaged over the number of quarters in the relevant period to obtain our cost of crediting for such period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 80% of our Retirement Services reserve liabilities as of December 31, 2016. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

In managing our business we analyze invested assets, which do not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Invested assets represent the investments that directly back our policyholder liabilities as well as surplus assets. Invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets includes (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) the consolidated VIE assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Our invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period.

Reserve Liabilities

In managing our business we also analyze reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Reserve liabilities represents our policyholder liability obligations net of reinsurance. Reserve liabilities is used to analyze the costs of our liabilities. Reserve liabilities includes (a) the interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverables, excluding policy loans ceded. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction.

Sales

Sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of understanding our business performance. Our sales statistics include fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Years ended December 31,
(In millions, except percentages)	2016	2015	2014
Revenues	$4,107	$2,616	$4,100
Benefits and expenses	3,354	2,024	3,568
Income before income taxes	753	592	532
Income tax expense (benefit)	(52)	14	54
Net income	805	578	478
Less: Net income attributable to noncontrolling interests	—	16	15
Net income available to AHL shareholders	$805	$562	$463

Operating income, net of tax by segment
Retirement Services	$809	$769	$764
Corporate and Other	(49)	(29)	29
Operating income, net of tax	760	740	793
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	77	83	199
Unrealized, impairments, and other investment gains (losses)	(56)	(30)	1
Assumed modco and funds withheld reinsurance embedded derivatives	68	(75)	(1)
Offsets to investment gains (losses)	(42)	(34)	(48)
Investment gains (losses), net of offsets	47	(56)	151
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	97	(27)	(30)
Integration, restructuring and other non-operating expenses	(22)	(58)	(279)
Stock compensation expense	(79)	(67)	(148)
Income tax (expense) benefit – non-operating	2	30	(24)
Total non-operating adjustments	45	(178)	(330)
Net income available to AHL shareholders	$805	$562	$463

ROE	13.1%	11.3%	12.7%
ROE excluding AOCI	13.3%	11.8%	14.0%
Operating ROE excluding AOCI	12.5%	15.6%	24.0%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

In this section, references to 2016 refer to the year ended December 31, 2016 and references to 2015 refer to the year ended December 31, 2015.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $243 million, or 43%, to $805 million in 2016 from $562 million in 2015. ROE and ROE excluding AOCI increased to 13.1% and 13.3%, respectively, from 11.3% and 11.8% in 2015, respectively, benefiting from the increase in net income available to AHL shareholders. ROE and ROE excluding AOCI were each adversely impacted by our drawing of the remaining $1.1 billion of capital raise proceeds in April 2015, catalyzing a ratings upgrade and providing us with significant excess capital to reinvest into market opportunities. The increase in net income available to AHL shareholders was driven by a strong increase in net investment income, a favorable net change in FIA derivatives, a favorable change in assumed reinsurance embedded derivatives and a release of a deferred tax valuation allowance. The increase in net investment income was primarily driven by higher bond call and mortgage prepayment income, earnings from growth in our investment portfolio reflecting strong growth in deposits, the reinvestment of the Aviva USA acquired investments into higher yielding investments during 2015 and an increase in alternative investment income. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked. The change in assumed reinsurance embedded derivatives was driven by credit spreads tightening in 2016 compared to credit spreads widening in 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

These increases were partially offset by an unfavorable change in the rider reserves, an increase in DAC, DSI and VOBA amortization, the change in VIE investment related gains and losses and higher expenses. The unfavorable change in the rider reserves and an increase in DAC, DSI and VOBA amortization were driven by the unfavorable change in unlocking of assumptions of our rider reserves and our DAC, DSI and VOBA assets as well as growth in the FIA block. The VIE investment related gains and losses decrease was attributed to the decline in market value of public equity positions in one of our funds. Expenses were higher primarily attributed to growing our business and expanding our distribution channels.

Operating Income, Net of Tax

Operating income, net of tax increased by $20 million, or 3%, to $760 million in 2016 from $740 million in 2015. Operating ROE excluding AOCI was 12.5%, down from 15.6% in the prior period, as we drew the remaining $1.1 billion of capital raise proceeds in April 2015, catalyzing a ratings upgrade and providing us with significant excess capital to reinvest into market opportunities. The increase in operating income, net of tax was primarily driven by an increase in fixed income and other investment income, an increase in alternative investment income and a tax benefit of $102 million related to the release of a deferred tax valuation allowance. The increase in fixed income and other investment income was due to higher bond call and mortgage prepayment income, earnings from growth in our Retirement Services invested assets of $4.9 billion over the prior period reflecting strong growth in deposits, and the reinvestment of the Aviva USA acquired investments. The increase in alternative investment income was driven by higher credit fund income due to credit spread tightening in 2016 compared to credit spreads widening in 2015 and a $60 million favorable increase in the fair value of certain underlying investments in three of our funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, resulting in $82 million of gains in 2016 compared to $22 million of gains in 2015, which were partially offset by the decline in market value of public equity positions in one of our funds.

These increases were partially offset by an unfavorable change of $182 million attributed to our annual unlocking of assumptions in our rider reserves and our DAC, DSI and VOBA assets, combining for an expense of $158 million in 2016 compared to a benefit of $24 million in 2015. A higher cost of crediting due to higher option costs and a change in the mix of business related to MYGA growth, an increase in DAC and VOBA amortization related to growth in our FIA block of business, an unfavorable change in rider reserves primarily due to higher than expected persistency as well as higher operating expenses attributed to growing our business and expanding our distribution channels, also partially offset the increase in operating income, net of tax.

Our consolidated net investment earned rate was 4.35% in 2016, an increase from 4.24% in 2015, primarily attributed to a strong increase in our fixed income and other investment portfolios driven by higher bond call and mortgage prepayment income and the reinvestment of the Aviva USA acquired investments into higher yielding investments. These increases were partially offset by a decrease of approximately 18 basis points related to the acquisition of DLD which contributed lower net investment earned rates reflecting the different economic environment and the yield adjustments related to purchase accounting. Our alternative investment net investment earned rate was 7.70% in 2016, an increase from 6.16% in 2015, primarily attributed to higher credit fund income and a favorable increase in the fair value of three of our investment funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, partially offset by the decline in market value of public equity positions in one of our funds.

Revenues

Total revenue increased by $1.5 billion to $4.1 billion in 2016 from $2.6 billion in 2015. The increase was driven by favorable changes in investment related gains and losses, an increase in net investment income and an increase in premiums. These increases were partially offset by the unfavorable change in VIE investment related gains and losses.

The change in investment related gains and losses increased by $1.1 billion to $652 million in 2016 from $(430) million in 2015, primarily due to the change in fair value of FIA hedging derivatives, the change in assumed reinsurance embedded derivatives and the change in unrealized gains and losses on trading securities. The change in fair value of FIA hedging derivatives increased by $691 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 9.5% increase in 2016, compared to an 0.7% decrease in 2015. The assumed reinsurance embedded derivatives are based on the change in the fair value of the underlying investments held in modco and funds withheld portfolios (see Note 3 – Derivative Instruments to the consolidated financial statements) which increased by $251 million as a result of $141 million of net unrealized gains during the year ended December 31, 2016, primarily due to credit spreads tightening in 2016 compared to credit spreads widening in 2015 as well as significant growth in the flow reinsurance channel. The favorable change in unrealized gains and losses on trading securities was primarily attributed to an increase in AmerUs Closed Block assets of $166 million primarily driven by credit spreads tightening in 2016 compared to credit spreads widening in 2015.

Net investment income increased by $408 million to $2.9 billion in 2016 from $2.5 billion in 2015, primarily driven by a strong increase in fixed income and other investment income, an increase in alternative investment income and the acquisition of DLD in October 2015 contributing $72 million of higher net investment income in 2016 compared to one quarter in 2015. The increase in fixed income and other investment income was driven by higher bond call and mortgage prepayment income of $74 million in 2016 compared to 2015, earnings from growth in our investment portfolio attributed to strong growth in deposits and the reinvestment of the Aviva USA acquired investments into higher yielding strategies. The increase in alternative investment income was primarily driven by higher credit fund income due to credit spread tightening in 2016 compared to compared to credit spreads widening in 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Premiums increased by $45 million to $240 million in 2016 from $195 million in 2015, primarily due to the acquisition of DLD contributing an increase of $113 million of premiums in 2016, compared to one quarter in 2015. The increase was partially offset by a decrease in AmerUs Closed Block premiums as well as a decrease in other life premiums.

The change in VIE investment related gains and losses decreased by $86 million to $(53) million in 2016 from $33 million in 2015, primarily driven by a decline in market value of public equity positions in one of our funds, as the share prices of these public equity positions decreased in 2016 compared to 2015. The decrease was partially offset by a $60 million favorable increase in the fair value of certain underlying investments in three of our consolidated VIEs, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, resulting in $82 million of gains in 2016 compared to $22 million of gains in 2015.

Benefits and Expenses

Total benefits and expenses increased by $1.4 billion to $3.4 billion in 2016 from $2.0 billion in 2015. The increase was driven by an unfavorable change in interest sensitive contract benefits, an unfavorable increase in future policy and other policy benefits, an increase in DAC, DSI and VOBA amortization and higher policy and other operating expenses.

Interest sensitive contract benefits increased by $603 million to $1.3 billion in 2016 from $690 million in 2015, primarily due to the change in FIA fair value embedded derivatives and higher interest credited to policyholders related to strong growth in deposits and a change in the mix of business related to MYGA growth. The change in FIA fair value embedded derivatives increased by $556 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 9.5% increase in 2016, compared to a 0.7% decrease in 2015. Also contributing to the increase was a decrease in the discount rates used in our embedded derivative calculations which increased the FIA embedded derivatives in 2016 compared to an increase in discount rates in 2015 partially offset by a decrease in the credit spread, included in the discount rate determination, following our rating upgrades to A- in the second quarter of 2015.

Future policy and other policy benefits increased by $526 million to $1.0 billion in 2016 from $517 million in 2015, primarily attributable to an unfavorable change in the rider reserves, an increase in the change in AmerUs Closed Block fair value liability, 2015 benefiting from favorable mortality experience and the acquisition of DLD, which increased our benefits by $163 million in 2016 compared to one quarter in 2015. The unfavorable change in rider reserves of $242 million was driven by the unfavorable change of $181 million attributed to our annual unlocking of assumptions. The unlocking impacts in 2016 of $133 million related to a decrease in projected net investment earned rates and lower projected lapse rate assumptions while the 2015 unlocking impacts were favorable by $48 million. The remaining unfavorable change in rider reserves was attributed to an increase in gross profits in 2016 and higher than expected persistency increasing the projected excess benefits, partially offset by favorable equity market performance in 2016 compared to 2015. The increase in the change in AmerUs Closed Block fair value liability of $159 million was primarily driven by the increase in unrealized gains on the underlying investments driven by credit spreads tightening in 2016 compared to credit spreads widening in 2015. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block.

DAC, DSI and VOBA amortization increased by $121 million to $344 million in 2016 from $223 million in 2015, primarily attributable to growth in the FIA block increasing our DAC asset, an increase in gross profits in 2016 and the $3 million unfavorable change in unlocking of assumptions of our DAC, DSI and VOBA assets. The unlocking impacts in 2016 of $38 million primarily related to a decrease in projected net investment earned rates partially offset by lower projected lapse rate assumptions while the 2015 unlocking impacts were unfavorable by $35 million.

Policy and other operating expenses increased by $83 million to $615 million in 2016 from $532 million in 2015, primarily attributed to growing our business, expanding our distribution channels, an increase in stock compensation expense, project spend and expenses attributable to our Germany operations. These increases were partially offset by lower integration expenses related to the acquisition of DLD in the prior period.

Taxes

Income tax expense (benefit) decreased by $66 million to $(52) million in 2016 from $14 million in 2015. The decrease was primarily driven by the change in deferred tax valuation allowance of $110 million in 2016 compared to 2015. The decrease in income tax expense was partially offset by an increase in U.S. income subject to U.S. income tax of $67 million, or approximately $23 million of tax based on a 35% U.S. statutory rate, primarily driven by an increase in net investment income and the favorable net change in FIA derivatives. During 2016, we identified a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses, which are scheduled to expire beginning in 2022, and other deductible temporary differences. As a result, we released $102 million of deferred tax valuation allowance, as it is more likely than not that these attributes will be realized. During 2016, we also released $11 million of deferred tax valuation allowance related to our Germany operations as a result of an increase in future projected income for such operations.

Our effective tax rates were (7)% in 2016 and 2% in 2015. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

In this section, references to 2015 refer to the year ended December 31, 2015, and references to 2014 refer to the year ended December 31, 2014.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $99 million, or 21%, to $562 million in 2015 from $463 million in 2014. ROE and ROE excluding AOCI declined to 11.3% and 11.8%, respectively, from 12.7% and 14.0% in 2014, respectively, as we drew the remaining $1.1 billion of capital raise proceeds in April 2015, catalyzing a ratings upgrade and providing us with significant excess capital to reinvest into market opportunities. The increase in net income available to AHL shareholders was driven by the reduction of expenses as a result of the termination of the Transaction Advisory Services Agreement (TASA) with Apollo at the end of 2014, strong fixed investment income performance, lower stock compensation expense and lower income tax expense. Net investment income increased by $175 million driven primarily by the reinvestment of Aviva USA acquired investments into higher yielding investments, which continued to increase our net investment earned rates on our fixed income and other investment portfolio (as further discussed in the comparative year section within Retirement Services) as well as the income from capital raise proceeds. Stock compensation expense decreased by $81 million primarily due to a $131 million expense in 2014 triggered by amendments to the stock plan and assumption changes which was partially offset by an increase in the valuation of our common share price in 2015.

These increases were partially offset by lower investment gains and losses as well as an increase in the amortization of DAC, DSI and VOBA. Investment gains and losses decreased from elevated levels in 2014, which were primarily due to recognizing gains on investments acquired in the Aviva USA transaction as we reinvested such acquired investments to align with our investment strategy which benefited from a favorable market in 2014. Also contributing to the decline in investment gains and losses was an unfavorable change in assumed reinsurance embedded derivatives driven by market movements in 2015. Amortization of DAC, DSI and VOBA increased primarily due to the unfavorable change in unlocking of assumptions and the growth in the FIA block.

Operating Income, Net of Tax

Operating income, net of tax decreased by $53 million, or 7%, to $740 million in 2015 from $793 million in 2014. Operating ROE excluding AOCI declined to 15.6% from 24.0% in 2014, as we drew the remaining $1.1 billion of capital raise proceeds in April 2015, catalyzing a ratings upgrade and providing us with significant excess capital to reinvest into market opportunities. The decrease in operating income, net of tax was primarily driven by the increase in amortization of DAC, DSI, and VOBA due to the unfavorable unlocking of assumptions and growth in the FIA block. The decreases were partially offset by the favorable increase in net investment income resulting from the reinvestment of Aviva USA acquired investments and income from capital raise proceeds.

Our consolidated net investment earned rate was 4.24% in 2015, down slightly from 4.29% in 2014, attributed to lower alternative investment performance partially offset by an increase in the fixed income and other investment portfolios due to reinvestment of Aviva USA's acquired investments and income from capital raise proceeds. Our alternative investment net investment earned rate was 6.16% in 2015, down from 8.78% in 2014, attributed to market value volatility in public equity positions in one of our funds as well as the widening of credit spreads in 2015. We underwrite alternative investments over the long term, and as such, believe it is appropriate to evaluate their performance over the long term rather than on an annual basis. The average of our alternative investment net investment earned rate over the three year period ending December 31, 2015, was 14.32%, which benefited from strong alternative investment income in 2013 related to the initial public offerings of two underlying investments.

Revenues

Total revenue decreased by $1.5 billion to $2.6 billion in 2015 from $4.1 billion in 2014. The decrease was driven by lower investment related gains and losses as well as a decrease in VIE net investment income. These decreases were partially offset by the favorable increase in net investment income as well as an increase in premiums.

The change in investment related gains and losses decreased by $1.6 billion from elevated levels in 2014, to $(430) million in 2015 from $1.2 billion in 2014, which were primarily due to recognizing gains on investments acquired in the Aviva USA transaction as we reinvested such acquired investments to align with our investment strategy. The change in fair value of FIA hedging derivatives decreased by $1.1 billion driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 0.7% decrease in 2015, compared to an 11.4% increase in 2014. Unrealized gains and losses on trading securities related to our AmerUs Closed Block investments decreased by $234 million primarily driven by the widening of credit spreads and an increase in U.S. treasury rates during 2015. The assumed reinsurance embedded derivatives are based on the change in the fair value of the underlying investments held in modco and funds withheld portfolios which decreased by $124 million as a result of net unrealized losses during 2015 primarily due to credit spreads widening and the increase in U.S. treasury rates during 2015. FIA option cost amortization increased by $72 million driven by the higher cost of options acquired to hedge our FIA index credits as well as growth in our FIA block of business. The remaining decrease in investment related gains and losses was primarily due to the reinvestment of the investments acquired in the Aviva USA acquisition producing gains in 2014 when the market was favorable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

VIE net investment income decreased by $107 million to $67 million in 2015 from $174 million in 2014, which is primarily attributable to the deconsolidation of MidCap Financial at the beginning of 2015. At that time, we contributed our ownership interest in MidCap Financial to MidCap, and with significant ownership by other investors in MidCap, the activities of MidCap are not considered to be conducted substantially on our behalf.

Net investment income increased by $175 million to $2.5 billion in 2015 from $2.3 billion in 2014, which was primarily driven by the reinvestment of Aviva USA acquired investments into higher yielding strategies and the income contribution from the capital raise proceeds of $1.1 billion in April 2015. Also contributing to the increase in net investment income was the acquisition of DLD in October 2015 contributing $23 million of investment income in the fourth quarter.

Premiums increased by $95 million to $195 million in 2015 from $100 million in 2014, primarily due to the acquisition of DLD contributing $74 million of premiums. The remaining increase was driven by the increase in annuitizations with life contingencies in our Retirement Services segment.

Benefits and Expenses

Total benefits and expenses decreased by $1.6 billion to $2.0 billion in 2015 from $3.6 billion in 2014. The decrease was driven by the change in FIA embedded derivatives, $226 million related to the reduction of expenses as a result of the termination of the TASA with Apollo at the end of 2014, a favorable decrease in future policy benefits and the decrease in consolidated VIE expenses due to the deconsolidation of MidCap Financial. These decreases were partially offset by an increase in DAC, DSI and VOBA amortization.

The change in FIA fair value embedded derivatives, included in our interest sensitive contract benefits, decreased by $1.1 billion compared to 2014 primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 0.7% decrease in 2015, compared to a 11.4% increase in 2014. Also contributing to the change was an increase in discount rates used in our embedded derivative calculations compared to 2014, resulting in an overall favorable impact. This was partially offset by unfavorable impacts to our embedded derivatives due to a decrease in the credit spread, included in the discount rate determination, following our rating agency upgrades to an A- rating.

Future policy benefits decreased by $179 million to $517 million in 2015 from $696 million in 2014, primarily attributable to the $236 million decrease in the change in AmerUs Closed Block fair value liability, which was related to unrealized losses on the underlying investments attributable to the decrease in U.S. treasury rates. Additionally, gains recognized from favorable mortality experience contributed to the decrease in future policy benefits which were partially offset by an increase in benefits from the DLD acquisition. The rider reserves change was consistent with 2014 as the increase from equity market performance and higher than expected persistency was offset by favorable unlocking of lapse rate assumptions and the decrease related to changes in FIA embedded derivatives and investment related gains and losses.

Amortization of DAC, DSI and VOBA increased by $100 million to $223 million in 2015 from $123 million in 2014, due to the unfavorable change in unlocking of assumptions of $71 million, the growth in DAC and DSI asset balance from growth in the FIA block, and a slight increase in gross profits during 2015. The unlocking impacts in 2015 increased amortization by $35 million primarily related to a decrease in net investment earned rate projections, while the 2014 impacts decreased amortization by $36 million.

Taxes

Income tax expense decreased by $40 million to $14 million in 2015 from $54 million in 2014. The decrease was mainly attributed to lower investment and derivative income, which decreased U.S. income subject to U.S. income tax by $187 million, or approximately $65 million of tax based on a 35% U.S. statutory rate. This was partially offset by an increase of $3 million of expense related to our German operations as a result of the DLD acquisition. The decrease in income subject to tax was also partially offset by unfavorable provision adjustments of $23 million in 2015 when compared to 2014 related to the change in valuation allowance of $16 million, prior year true-ups of $14 million and other adjustments of $(7) million. The change in valuation allowance was primarily driven by favorable life capital loss carryforwards of $15 million in 2014 as well as the reduction in the allowance against non-life deferred tax assets of $1 million in 2014.

Our effective tax rates were 2% in 2015 and 10% in 2014. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes. The decrease in the effective tax rate was mainly attributed to the decrease in income subject to U.S. income tax, partially offset by the unfavorable provision adjustments noted above.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our operating income, net of tax by segment:

	Years ended December 31,
(In millions, except percentages)	2016	2015	2014
Operating income, net of tax by segment
Retirement Services	$809	$769	$764
Corporate and Other	(49)	(29)	29
Operating income, net of tax	$760	$740	$793

Retirement Services operating ROE excluding AOCI	19.1%	22.7%	32.2%

Retirement Services

Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure MYGAs, FIAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our FABN program is included in our Retirement Services segment.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Income, Net of Tax

Operating income, net of tax increased by $40 million, or 5%, to $809 million in 2016, from $769 million in 2015. Operating ROE excluding AOCI was 19.1%, down from 22.7% in the prior period, reflecting the increase in equity allocated to Retirement Services as we increased our capital within Retirement Services which management considered necessary to support the segment's growth and ratings aspirations, partially offset by an increase in operating income. The increase in operating income, net of tax was primarily driven by the increase in net investment income related to higher bond call and mortgage prepayment income, earnings from growth in the segment's invested assets, reinvestment of the Aviva USA acquired investments throughout 2015 and an increase in alternative investment income. Additionally, we recognized a tax benefit of $102 million related to the release of a deferred tax valuation allowance. The increases in operating income, net of tax were partially offset by an unfavorable change of $182 million attributed to our annual unlocking of assumptions in our rider reserves and our DAC, DSI and VOBA assets, an increase in cost of crediting due to a change in the mix of business related to MYGA growth and an increase in option costs, an increase in DAC, DSI and VOBA amortization, the unfavorable change in rider reserves and higher operating expenses of $40 million primarily attributed to growing our business, expanding our distribution channels and project spend.

Net investment income increased $383 million primarily driven by a $286 million increase in fixed income and other investment income attributed to higher bond call and mortgage prepayment income of $74 million in 2016 compared to 2015, earnings from growth in the segment's invested assets of $4.9 billion over prior period reflecting strong growth in deposits and the favorable reinvestment of the Aviva USA acquired investments into higher yielding strategies. Alternative investment income increased $97 million related to higher credit fund income due to credit spread tightening in 2016 compared to credit spreads widening in 2015 and a $41 million favorable increase in the fair value of two of the segment's investment funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, resulting in $52 million of gains in 2016 compared to $11 million of gains in 2015. Additionally, an increase in the value of our equity investment in A-A Mortgage contributed to the higher alternative income.

The change in rider reserves increased by $211 million driven by the unfavorable change of $178 million attributed to our annual unlocking of assumptions. The unlocking impact in 2016 of $126 million related to a decrease in projected net investment earned rates and lower projected lapse rate assumptions while the 2015 unlocking impacts were favorable by $52 million. Additionally, the change in rider reserves increased due to an increase in gross profits in 2016 and higher than expected persistency increasing the projected excess benefits, partially offset by favorable equity market performance in 2016 compared to 2015.

Amortization of DAC, DSI and VOBA increased by $51 million driven by the growth in DAC and DSI asset balance from growth in the FIA block, an increase in gross profits in 2016 and the unfavorable change of $4 million attributed to our annual unlocking of assumptions. The unlocking impact in 2016 of $32 million related to a decrease in projected net investment earned rates partially offset by lower projected lapse rate assumptions while the 2015 unlocking impacts were unfavorable by $28 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Years ended December 31,
	2016	2015
Net investment earned rate	4.73%	4.37%
Cost of crediting	1.96%	1.92%
Investment margin on deferred annuities	2.77%	2.45%

Investment margin on deferred annuities increased by 32 basis points to 2.77% in 2016, from 2.45% in 2015. The increase in the investment margin on deferred annuities was driven by the increase in net investment earned rate of 36 basis points, showing strength in our investment portfolio, partially offset by an unfavorable increase in cost of crediting of 4 basis points.

Net investment earned rate increased due to the increase in our fixed income and other investment income as well as an increase in alternative investment income. The fixed income and other net investment earned rate increased throughout 2016, to 4.41% from 4.17% in 2015 primarily driven by higher bond call and mortgage prepayment income and the reinvestment of the Aviva USA acquired investments into higher yielding strategies with a focus on liquidity and complexity risk rather than assuming solely credit risk. Although we were substantially complete with our reinvestment of the Aviva USA acquired investments as of December 31, 2015, our net investment earned rates for 2016 were impacted as we reinvested sizable portions of the portfolio throughout the year. The net investment earned rates continue to reflect impacts of holding approximately 29% of total invested assets in floating rate investments and 2% of invested assets in cash holdings to opportunistically capitalize on market dislocations. The alternative investments net investments earned rate increased to 12.34% in 2016, from 9.40% in 2015 driven by higher credit fund income due to credit spread tightening in 2016 compared to credit spreads widening in 2015 and a favorable increase in the fair value of two of the segment's investment funds related to the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments.

Cost of crediting on deferred annuities increased by 4 basis points to 1.96% in 2016, from 1.92% in 2015. The increase in cost of crediting was driven by a change in the mix of business related to MYGA growth and an increase in option costs on our index annuity strategies. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Income, Net of Tax

Operating income, net of tax increased by $5 million, or 1%, to $769 million in 2015 from $764 million in 2014. Operating ROE excluding AOCI declined to 22.7% in 2015 from 32.2% in 2014, reflecting the increase in equity allocated to Retirement Services as we increased our capital within Retirement Services which management considered necessary to support the segment's growth and our ratings aspirations. The increase in operating income, net of tax was primarily driven by the increase in net investment income as we continued to reinvest the Aviva USA acquired investments during 2015 as well as an increase in rider charges over the change in rider reserves. The increases in operating income, net of tax were offset by an increase in amortization of DAC, DSI, and VOBA.

Net investment income increased by $89 million primarily driven by a $152 million increase in fixed income and other investment income attributed to the favorable reinvestment of the Aviva USA acquired investments into higher yielding strategies as well as income from investing the capital raise proceeds as a portion was allocated to the Retirement Services segment when increasing our capital to support the segment's growth and our ratings aspirations. Additionally, the volatility in our alternative investment portfolio resulted in a decrease of $56 million primarily due to our credit funds' performance as credit spreads widened in 2015.

The increase in rider charges of $46 million was partially offset by the increase in the change in rider reserves of $22 million. The increase in charges was driven by new product offerings with rider charges. The change in rider reserves was primarily due to the unfavorable equity market performance in 2015 as well as higher than expected persistency increasing projected benefits partially offset by favorable change in unlocking of assumptions of $79 million. The change in unlocking in 2015 decreased rider reserves by $52 million primarily related to favorable updates to lapse assumptions partially offset by a decrease in net investment earned rate projections, while the 2014 impacts increased reserves by $27 million.

Amortization of DAC, DSI and VOBA increased by $107 million primarily due to the unfavorable change in unlocking of assumptions of $64 million, the growth in DAC and DSI asset balance from growth in the FIA block and a slight increase in gross profits during 2015. The unlocking impacts in 2015 increased amortization by $28 million primarily related to a decrease in net investment earned rate projections, while the 2014 impacts decreased amortization by $36 million.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Years ended December 31,
	2015	2014
Net investment earned rate	4.37%	4.26%
Cost of crediting	1.92%	1.94%
Investment margin on deferred annuities	2.45%	2.32%

Investment margin on deferred annuities increased by 13 basis points to 2.45% in 2015 from 2.32% in 2014. The increase in investment margin was driven by the increase in net investment earned rate of 11 basis points, showing strength in our investment portfolio, combined with a favorable decrease in cost of crediting of 2 basis points due to our disciplined pricing platform.

Net investment earned rate increased primarily due to the increase in our fixed income and other investment income partially offset by the decrease in alternative investment income. The fixed income and other net investment earned rate increased throughout 2015 to 4.17% from 4.00% in 2014 as we continued to reinvest the Aviva USA acquired investments under our preferred investment strategies. We reinvested a substantial portion of the investment portfolio acquired in the Aviva USA acquisition to align the acquired investments with our investment strategy of investing in higher yielding assets with an emphasis on liquidity and complexity risk rather than assuming solely credit risk. The reinvestment of the acquired investments contributed to the increase in fixed income and other net investment earned rates of 62 basis points to 4.12% in 2015 from 3.50% (on an annualized basis) for the fourth quarter of 2013 for this block of Aviva USA acquired investments. The net investment earned rates reflect continuing impacts of holding approximately 27% of total invested assets in floating rate investments, 3% of invested assets in cash holdings to opportunistically capitalize on market dislocations, and the yield adjustments from recognition of the higher overall amortized cost basis of the Aviva USA acquired investments as part of purchase accounting lowering yields. The alternative investments net investments earned rate decreased to 9.40% in 2015 from 9.77% in 2014 primarily due to market conditions unfavorably impacting our credit and CMBS funds as credit spreads widened, as well as fund liquidations. These unfavorable impacts were partially offset by the increase in alternative investment income from MidCap during 2015.

Cost of crediting on deferred annuities decreased by 2 basis points to 1.92% in 2015 reflecting continued discipline in pricing, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities and our German operations, which is primarily comprised of participating long-duration savings products. In addition to our German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Operating Income (Loss), Net of Tax

Operating (loss), net of tax increased by $20 million, or 69%, to $(49) million in 2016, from $(29) million in 2015. The increase in operating (loss), net of tax was driven by lower alternative investment income partially offset by a $9 million increase in Germany's operating income, net of tax. Alternative investment income decreased by $40 million primarily due to decline in market value of public equity positions in one of our funds, as the share prices of these public equity positions decreased in 2016 compared to 2015. Partially offsetting the decrease in alternative investment income was the higher credit fund income, mainly CLOs, as a result of credit spreads tightening in 2016 compared to credit spreads widening in 2015 and a $19 million favorable increase in the fair value of one of our investment funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments.

Operating income (loss), net of tax decreased by $58 million, or 200%, to $(29) million in 2015 from $29 million in 2014. The decrease in operating income (loss), net of tax was driven by a decrease in alternative investment income and an increase in expenses. Alternative investment income decreased by $51 million primarily driven by market value volatility in public equity positions in one of our funds reflecting unfavorable market conditions in 2015 as well as unfavorable earnings in CMBS funds impacted by the widening of credit spreads in 2015. The increase in operating expenses was primarily driven by an increase in corporate employee expenses as well as acquisition expenses. Our German operations’ operating income, net of tax, related to the acquisition of DLD partially offset the unfavorable decreases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $72.4 billion and $64.5 billion as of December 31, 2016 and 2015, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio, excluding investments of our German subsidiary, are managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing Athene’s portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $71.8 billion and $67.0 billion as of December 31, 2016 and 2015, respectively. AAM manages, directly and indirectly, approximately $65.8 billion and AAME sub-advises approximately $4.6 billion, which in the aggregate constitute the vast majority of our investment portfolio as of December 31, 2016, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

Our asset portfolio is managed within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	December 31,
	2016		2015
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
Fixed maturity securities	$52,033	71.8%	$47,816	74.1%
Equity securities	353	0.5%	407	0.6%
Trading securities, at fair value	2,581	3.6%	2,468	3.8%
Mortgage loans, net of allowances	5,470	7.5%	5,500	8.5%
Investment funds	689	1.0%	733	1.1%
Policy loans	602	0.8%	642	1.0%
Funds withheld at interest	6,538	9.0%	3,482	5.4%
Derivative assets	1,370	1.9%	871	1.3%
Real estate	542	0.7%	566	0.9%
Short-term investments	189	0.3%	135	0.2%
Other investments	81	0.1%	83	0.3%
Total investments	70,448	97.2%	62,703	97.2%
Investment in related parties
AFS securities at fair value
Fixed maturity securities	335	0.5%	308	0.5%
Equity securities	20	—%	—	—%
Trading securities, at fair value	195	0.3%	217	0.3%
Investment funds	1,198	1.7%	997	1.5%
Other investments	237	0.3%	245	0.4%
Short-term investments	—	—%	55	0.1%
Total related party investments	1,985	2.8%	1,822	2.8%
Total investments, including related party	$72,433	100.0%	$64,525	100.0%

The increase in our total investments, including related parties, as of December 31, 2016 of $7.9 billion compared to December 31, 2015 was driven by the strong growth in deposits and $1.1 billion of primarily non-agency RMBS purchased from Apollo Commercial Real Estate Finance, Inc. (ARI) in the third quarter of 2016. The strong growth in deposits was attributed to significant flow reinsurance business of $3.5 billion and retail sales of $5.3 billion in 2016, partially offset by withdrawals on our deferred annuities of $4.2 billion. Additionally, unrealized gains on investments during 2016 contributed to the increase in total investments, including related parties, by $1.4 billion, primarily attributed to credit spreads tightening during 2016.

Our investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including a small amount of equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs, and other asset-backed securities (ABS).

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including mortgage and real estate funds, credit funds, private equity funds and hedge funds. We currently target investments that are fixed-income-like or income producing and that have embedded downside protection. We also prefer investment funds that have a high degree of co-investment, have a stated maturity value or have reduced volatility versus pure equity. A majority of our investments in traditional private equity investments and hedge funds are a result of the acquisition of Aviva USA, which had existing private equity and hedge fund investment portfolios at the time of acquisition. We also acquired certain investment funds from the AAA Investor (which are classified as private equity investments and consolidated VIEs) as a one-time capital contribution by our largest shareholder in advance of the Aviva USA acquisition. With respect to investment fund portfolios that we receive in these transactions, we actively reinvest these investments in our preferred credit-oriented strategies over time as we liquidate these holdings.

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk, and to a lesser extent, foreign exchange risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual indexed credits on our FIA products. We use fixed indexed options primarily to economically hedge FIA products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

With respect to derivative positions, we transact with highly rated counterparties, and do not expect the counterparties to fail to meet their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

AFS Securities

We invest with the intent to hold investments to maturity. In selecting investments we attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity in order to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

AFS fixed maturity securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our AFS portfolio, net of related DAC, DSI and VOBA amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. Declines in fair value that are other than temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income.

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2016
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	0.1%
U.S. state, municipal, and political subdivisions	1,024	117	(1)	1,140	2.2%
Foreign governments	2,098	143	(6)	2,235	4.2%
Corporate	29,433	901	(314)	30,020	57.0%
CLO	4,950	14	(142)	4,822	9.1%
ABS	2,980	25	(69)	2,936	5.6%
CMBS	1,835	38	(26)	1,847	3.5%
RMBS	8,731	313	(71)	8,973	17.0%
Total fixed maturity securities	51,110	1,552	(629)	52,033	98.7%
Equity securities	319	35	(1)	353	0.7%
Total AFS securities	51,429	1,587	(630)	52,386	99.4%
Fixed maturity securities – related parties
CLO	284	1	(6)	279	0.5%
ABS	57	—	(1)	56	0.1%
Total fixed maturity securities – related party	341	1	(7)	335	0.6%
Equity securities – related party	20	—	—	20	—%
Total AFS securities – related parties	361	1	(7)	355	0.6%
Total AFS securities, including related parties	$51,790	$1,588	$(637)	$52,741	100.0%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2015
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$44	$1	$—	$45	0.1%
U.S. state, municipal, and political subdivisions	1,075	100	(10)	1,165	2.4%
Foreign governments	2,467	17	(20)	2,464	5.1%
Corporate	26,979	523	(566)	26,936	55.5%
CLO	4,943	4	(392)	4,555	9.4%
ABS	2,944	33	(59)	2,918	6.0%
CMBS	1,725	33	(20)	1,738	3.6%
RMBS	8,050	128	(183)	7,995	16.5%
Total fixed maturity securities	48,227	839	(1,250)	47,816	98.6%
Equity securities	367	40	—	407	0.8%
Total AFS securities	48,594	879	(1,250)	48,223	99.4%
Fixed maturity securities – related parties
CLO	271	—	(23)	248	0.5%
ABS	61	—	(1)	60	0.1%
Total AFS securities - related parties	332	—	(24)	308	0.6%
Total AFS securities, including related parties	$48,926	$879	$(1,274)	$48,531	100.0%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	December 31,
	2016		2015
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$10,645	20.3%	$9,918	20.6%
Financial	9,156	17.5%	7,941	16.5%
Utilities	6,588	12.6%	5,864	12.2%
Communication	2,235	4.3%	1,820	3.8%
Transportation	1,396	2.7%	1,393	2.9%
Total corporate	30,020	57.4%	26,936	56.0%
Other government-related securities
State, municipal and political subdivisions	1,140	2.2%	1,165	2.4%
Foreign governments	2,235	4.3%	2,464	5.1%
U.S. treasuries	60	0.1%	45	0.1%
Total non-structured securities	33,455	64.0%	30,610	63.6%
Structured securities
CLO	5,101	9.7%	4,803	10.0%
ABS	2,992	5.7%	2,978	6.2%
CMBS	1,847	3.5%	1,738	3.6%
RMBS
Agency	112	0.2%	142	0.3%
Non-agency	8,861	16.9%	7,853	16.3%
Total structured securities	18,913	36.0%	17,514	36.4%
Total fixed maturity securities, including related parties	$52,368	100.0%	$48,124	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial, and technology.

The fair value of our total fixed maturity securities, including related parties, was $52.4 billion and $48.1 billion as of December 31, 2016 and 2015, respectively. The increase was driven by the strong growth in deposits attributed to growth in our retail sales in 2016, $1.1 billion of primarily non-agency RMBS purchased in the third quarter of 2016 and unrealized gains on fixed maturity securities during 2016 primarily attributed to credit spreads tightening.

The Securities Valuation Office (SVO) of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement Blank. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC designation	NRSRO equivalent rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC
6	CC and lower

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The SVO’s loan-backed and structured securities (LBaSS) methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. In contrast, the NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par regardless of entry price. The NRSRO rating assumes that the holder is the original purchaser at par whereas the modeled and non-modeled LBaSS ratings are focused on the recovery of current amortized cost. As the NAIC ratings methodology considers our investment and amortized cost, and the likelihood of recovery of that book value as opposed to the likelihood of default of the security, we view the NAIC ratings methodology as the most appropriate way to view our fixed maturity portfolio from a ratings perspective since a large portion of our holdings were purchased at a significant discount to par.

Specific to LBaSS, the SVO has developed a ratings process and provides instruction on both modeled and non-modeled LBaSS. The modeled LBaSS process is specific to the RMBS and CMBS asset classes. In order to establish ratings at the individual security level, the SVO obtains loan-level analysis of each RMBS and CMBS using a selected vendor’s proprietary financial model. The SVO ensures that the vendor has extensive internal quality-control processes in place and the SVO conducts its own quality-control checks of the selected vendor’s valuation process. The SVO has retained the services of Blackrock to model non-agency RMBS and CMBS owned by U.S. insurers for all years presented. Blackrock provides five prices (breakpoints), based on each U.S. insurer's statutory book value price, to utilize in determining the NAIC designation for each modeled LBaSS. For non-modeled LBaSS (ABS and CLOs) with the initial rating of NAIC 1 or NAIC 6, the rating remains the same through the life of the security. For non-modeled LBaSS with the initial rating of NAIC 2 through NAIC 5, the selected vendors are not utilized and the NAIC designations are set using a standardized table of breakpoints provided by the SVO for application to the insurer’s statutory book value price. The NAIC designation determines the associated level of RBC that an insurer is required to hold for modeled LBaSS owned by the insurer. In general, under both the modeled and non-modeled LBaSS processes, the larger the discount to par value, the stronger the NAIC rating the LBaSS will have.

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our German operations applying NRSRO ratings to map to NAIC ratings as noted above) is as follows:

	December 31,
	2016			2015
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$29,477	$30,211	57.7%	$28,961	$29,022	60.3%
2	18,348	18,617	35.5%	16,983	16,696	34.7%
Total investment grade	47,825	48,828	93.2%	45,944	45,718	95.0%
3	2,871	2,812	5.4%	2,358	2,182	4.6%
4	647	622	1.2%	216	194	0.4%
5	87	82	0.2%	23	14	—%
6	21	24	—%	18	16	—%
Total below investment grade	3,626	3,540	6.8%	2,615	2,406	5.0%
Total fixed maturity securities, including related parties	$51,451	$52,368	100.0%	$48,559	$48,124	100.0%

Substantially all of our AFS fixed maturity portfolio, 93.2% and 95.0% as of December 31, 2016 and 2015, respectively, was invested in assets considered investment grade with a NAIC rating of 1 or 2.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	December 31,
	2016		2015
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$18,791	35.9%	$17,906	37.2%
BBB	18,002	34.4%	16,481	34.2%
Non-rated[1]	5,650	10.8%	5,325	11.1%
Total investment grade	42,443	81.1%	39,712	82.5%
BB	3,286	6.3%	2,937	6.1%
B	1,372	2.6%	729	1.5%
CCC	2,374	4.5%	2,104	4.4%
CC and lower	2,404	4.6%	2,211	4.6%
Non-rated[1]	489	0.9%	431	0.9%
Total below investment grade	9,925	18.9%	8,412	17.5%
Total fixed maturity securities, including related parties	$52,368	100.0%	$48,124	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security's respective NAIC rating.

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P rating where the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO if the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch, Moody's Investor Service (Moody's), DBRS, and Kroll Bond Rating Agency, Inc. (KBRA).

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 18.9% and 17.5% as of December 31, 2016 and 2015, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in ratings methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above. The primary driver of the increase in the percentage of NRSRO below investment grade securities and the corresponding increase in NAIC below investment grade securities as of December 31, 2016 from December 31, 2015 was the purchase of $1.1 billion of primarily non-agency RMBS in the third quarter of 2016, many of which were purchased at a discount to par.

As of December 31, 2016 and 2015, the non-rated securities shown above were comprised of 43% and 52%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 44% and 43%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and ratings assigned by the NAIC. As of December 31, 2016 and 2015, 92% and 93%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, student loans, insurance-linked securities, and corporate debt. These holdings were $3.0 billion as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, our ABS portfolio included approximately $2.7 billion (91% of the total) and $2.8 billion (95% of the total), respectively, of securities that are considered investment grade based on NAIC ratings, while approximately $2.5 billion (85% of the total) and $2.6 billion (86% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.1 billion and $4.8 billion as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, our CLO portfolio included approximately $4.2 billion (83% of the total) and $4.1 billion (86% of the total), respectively, of securities that are considered investment grade based on NAIC ratings while approximately $4.2 billion (82% of the total) and $3.9 billion (81% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $1.8 billion and $1.7 billion as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, our CMBS portfolio included approximately $1.8 billion (97% of the total) and $1.7 billion (100% of the total), respectively, of securities that are considered investment grade based on NAIC ratings while approximately $1.1 billion (60% of the total) and $1.0 billion (60% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which in general results in investment grade ratings by the NAIC given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our cost. These holdings were $9.0 billion and $8.0 billion as of December 31, 2016 and 2015, respectively. The increase as of December 31, 2016 from 2015 was primarily related to $1.1 billion of primarily non-agency RMBS purchased in the third quarter of 2016.

A summary of our AFS RMBS portfolio by NAIC and NRSRO quality ratings is as follows:

	December 31,
	2016		2015
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,652	96.4%	$7,351	91.9%
2	140	1.6%	463	5.8%
Total investment grade	8,792	98.0%	7,814	97.7%
3	96	1.1%	157	2.0%
4	29	0.3%	20	0.3%
5	54	0.6%	1	—%
6	2	—%	3	—%
Total below investment grade	181	2.0%	181	2.3%
Total RMBS	$8,973	100.0%	$7,995	100.0%

NRSRO rating agency designation
AAA/AA/A	$345	3.8%	$315	3.9%
BBB	245	2.7%	227	2.8%
Non-rated[1]	2,638	29.5%	2,366	29.6%
Total investment grade	3,228	36.0%	2,908	36.3%
BB	419	4.7%	328	4.2%
B	567	6.3%	417	5.2%
CCC	2,280	25.4%	2,048	25.6%
CC and lower	2,395	26.7%	2,211	27.7%
Non-rated[1]	84	0.9%	83	1.0%
Total below investment grade	5,745	64.0%	5,087	63.7%
Total RMBS	$8,973	100.0%	$7,995	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security's respective NAIC rating.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our RMBS portfolio, 98.0% and 97.7% as of December 31, 2016 and 2015, respectively, was invested in assets considered investment grade by the NAIC, with a NAIC rating of 1 or 2. As NRSRO ratings are focused on the likelihood of recovery of all contractual payments including principal at par, instead of the recovery of the amortized cost, the portion considered investment grade by NRSRO rating agencies of 36.0% and 36.3% as of December 31, 2016 and 2015, respectively, were lower than the NAIC ratings. As we focus on acquiring RMBS assets with attractive entry prices, some of these assets have experienced deterioration in credit quality since their issuance, the vast majority of which we purchased after the deterioration. Many of these securities were acquired at a discount to par value that resulted in a statutory book price that yields an investment grade NAIC rating. As a result of deterioration in credit quality since issuance, these securities are generally considered below investment grade based on NRSRO ratings methodologies. As a result, we have a significant difference in the number of securities considered below investment grade when evaluated under the NRSRO ratings methodologies when compared with the ratings evaluated under the NAIC ratings methodology.

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of December 31, 2016, our fixed maturity securities, including related parties, had a fair value of approximately $52.4 billion, which was approximately 1.8% above amortized cost of approximately $51.5 billion. As of December 31, 2015, our fixed maturity securities, including related parties, had a fair value of approximately $48.1 billion, which was approximately 0.9% below amortized cost of approximately $48.6 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC quality ratings:

	December 31, 2016
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Rating
NAIC designation
1	$8,805	$(272)	$8,533	96.9%	$30,211	(0.9)%
2	6,156	(220)	5,936	96.4%	18,617	(1.2)%
Total investment grade	14,961	(492)	14,469	96.7%	48,828	(1.0)%
3	1,769	(103)	1,666	94.2%	2,812	(3.7)%
4	329	(35)	294	89.4%	622	(5.6)%
5	34	(6)	28	82.4%	82	(7.3)%
6	1	—	1	100.0%	24	—%
Total below investment grade	2,133	(144)	1,989	93.2%	3,540	(4.1)%
Total	$17,094	$(636)	$16,458	96.3%	$52,368	(1.2)%

	December 31, 2015
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Rating
NAIC designation
1	$13,818	$(496)	$13,322	96.4%	$29,022	(1.7)%
2	7,600	(542)	7,058	92.9%	16,696	(3.2)%
Total investment grade	21,418	(1,038)	20,380	95.2%	45,718	(2.3)%
3	1,772	(196)	1,576	88.9%	2,182	(9.0)%
4	185	(29)	156	84.3%	194	(14.9)%
5	23	(9)	14	60.9%	14	(64.3)%
6	6	(2)	4	66.7%	16	(12.5)%
Total below investment grade	1,986	(236)	1,750	88.1%	2,406	(9.8)%
Total	$23,404	$(1,274)	$22,130	94.6%	$48,124	(2.6)%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The gross unrealized losses on AFS fixed maturity securities, including related parties, were $636 million and $1.3 billion as of December 31, 2016 and 2015, respectively. The decrease in unrealized losses was driven by credit spreads tightening during 2016 resulting in an increase in unrealized gains, while credit spreads widened during 2015 resulting in higher unrealized losses.

As of December 31, 2016 and 2015, we held $3.6 billion and $3.1 billion, respectively, in energy sector fixed maturity securities, or 7% and 6% of the total fixed maturity securities, respectively, including related parties for each period. The gross unrealized capital losses on these securities were $73 million and $300 million, or 11% and 24% of the total unrealized losses, respectively.

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the year ended December 31, 2016, we recorded $30 million of OTTI losses comprised of $13 million related to state, municipal and political subdivisions, $6 million related to corporate fixed maturities, $6 million related to ABS, $2 million related to RMBS, $2 million related to CLOs and $1 million related to other assets. Of the OTTI losses recognized, $4 million related to the energy sector. During the year ended December 31, 2015, we recorded $30 million of OTTI losses comprised of $20 million related to corporate fixed maturities, $8 million related to state, municipal, and other political subdivisions, $1 million related to RMBS and $1 million related to mortgage loans. Of the OTTI losses recognized, $17 million related to the energy sector. During the year ended December 31, 2014, we recorded $6 million of OTTI losses comprised of $4 million related to corporate fixed maturities and $2 million related to mortgage loans. There were no OTTI losses related to the energy sector for the year ended December 31, 2014. The OTTI losses we have experienced for the years ended December 31, 2016, 2015 and 2014, translate into 4 basis points, 5 basis points and 1 basis point, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities are invested in securities with international exposure. As of December 31, 2016 and 2015, 32% and 31%, respectively, of the carrying value of our fixed maturity securities, including related parties was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	December 31,
	2016			2015
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$510	$516	3.1%	$553	$547	3.7%
Italy	90	92	0.6%	244	250	1.7%
Spain	175	190	1.1%	197	201	1.3%
Total Portugal, Ireland, Italy, Greece and Spain[1]	775	798	4.8%	994	998	6.7%
Other Europe	6,336	6,512	39.2%	6,417	6,442	43.1%
Total Europe	7,111	7,310	44.0%	7,411	7,440	49.8%
Non-U.S. North America	7,185	7,105	42.8%	5,752	5,399	36.1%
Australia & New Zealand	1,283	1,304	7.9%	1,211	1,215	8.1%
Central & South America	456	467	2.8%	385	365	2.4%
Africa & Middle East	164	167	1.0%	133	134	0.9%
Asia/Pacific	216	218	1.3%	388	381	2.5%
Supranational	26	27	0.2%	28	27	0.2%
Total	$16,441	$16,598	100.0%	$15,308	$14,961	100.0%

1 As of each of December 31, 2016 and 2015, we had no holdings in Portugal or Greece.

Approximately 89.7% and 92.0% of these securities are investment grade by NAIC designation as of December 31, 2016 and 2015, respectively. As of December 31, 2016, 9% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our German Group Companies and 17% were invested in other non-U.S. issuers.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $798 million and $998 million as of December 31, 2016 and 2015, respectively, of exposure in these countries. As of December 31, 2016 and 2015, we had $237 million and $547 million, respectively, of exposure to sovereign issuers in Spain, Ireland and Italy as a result of investments acquired in the DLD acquisition.

The effects on our investments in non-U.S. securities as a result of Brexit is unknown at this time, but the effects of Brexit are likely to lead to greater volatility in global financial markets in the near term. As of December 31, 2016, we held United Kingdom and Channel Islands fixed maturity securities of $1.5 billion, or 2.9% of the total fixed maturities including related parties. As of December 31, 2016, these securities were in an unrealized gain position of $21 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.8 billion and $2.7 billion as of December 31, 2016 and 2015, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	December 31,
	2016		2015
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Hotels	$1,025	18.7%	$877	15.9%
Retail	1,135	20.7%	1,230	22.4%
Office building	1,217	22.2%	1,274	23.2%
Industrial	742	13.6%	821	14.9%
Apartment	616	11.3%	907	16.5%
Other commercial [1]	397	7.3%	291	5.3%
Total net mortgage loans	5,132	93.8%	5,400	98.2%
Residential loans	338	6.2%	100	1.8%
Total mortgage loans, net of allowances	$5,470	100.0%	$5,500	100.0%

[1] Other commercial loans include investments in nursing homes, parking garages, restaurants, mobile home parks and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $5.5 billion as of December 31, 2016 and 2015. This included $1.5 billion and $1.1 billion of mezzanine mortgage loans for the respective periods. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

Our mortgage loans are primarily stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Amortization of premiums and discounts is recorded using the effective interest method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2016, we had $21 million of mortgage loans that were 90 days past due and $20 million in the process of foreclosure. As of December 31, 2015, we had $39 million of mortgage loans that were 90 days past due and $18 million in the process of foreclosure.

See Note 2 – Investments to the consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2016 and 2015, we recorded OTTI through net income of $0 million and $1 million. Additionally, we have established a general and specific loan valuation allowance of $2 million as of December 31, 2016 and 2015, attributable to loans acquired in connection with the acquisition of Aviva USA.

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with the following characteristics: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with debt-like characteristics, or alternatively, investments with reduced volatility when compared to pure equity; and (3) investments including some element of downside protection as compared to a pure directional investment. Our current investment funds and VIE holdings are significantly influenced by the contribution of certain investment funds from the AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the consolidated financial statements, and investment funds we acquired in the Aviva USA acquisition.

At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of December 31, 2016, the assets consisted of $234 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods. At the end of the third quarter of 2016, Norwegian Cruise Line Holdings Ltd. (NCLH) was distributed from CoInvest VI to NCL Athene, LLC (NCL LLC), whereby the investment is classified as an AFS security with any unrealized gains and losses recognized in AOCI, thereby reducing further volatility in our statement of income from this fund. See Note 4 – Variable Interest Entities to the consolidated financial statements for further discussion of NCL LLC.

Our investment funds generally meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary. See Note 4 – Variable Interest Entities to the consolidated financial statements for further discussion on our investment funds that meet the criteria for consolidation and the accounting treatment for them.

The following table illustrates our consolidated VIE positions:

	December 31,
	2016		2015
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Available-for-sale securities
Equity securities	$161	17.5%	$—	—%
Trading securities
Fixed maturity securities	50	5.4%	722	45.4%
Equity securities	117	12.7%	309	19.4%
Investment funds	573	62.2%	534	33.6%
Cash and cash equivalents	14	1.5%	6	0.4%
Other assets	6	0.7%	20	1.2%
Total assets of consolidated VIEs	$921	100.0%	$1,591	100.0%

Liabilities of consolidated VIEs
Borrowings	$—	—%	$500	96.7%
Other liabilities	34	100.0%	17	3.3%
Total liabilities of consolidated VIEs	$34	100.0%	$517	100.0%

The assets of consolidated VIEs were $921 million and $1.6 billion as of December 31, 2016 and 2015, respectively. The decrease as of December 31, 2016 from 2015 was primarily attributed to the sale of invested assets by CMBS Funds to fully settle the borrowings under their respective repurchase agreements in the fourth quarter of 2016.

The liabilities of consolidated VIEs were $34 million and $517 million as of December 31, 2016 and 2015, respectively. The decrease as of December 31, 2016 from 2015 was primarily attributed to the CMBS Funds fully settling the borrowings under their respective repurchase agreements in the fourth quarter of 2016.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	December 31,
	2016		2015
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$268	10.9%	$263	11.6%
Mortgage and real estate	118	4.8%	101	4.5%
Natural resources	5	0.2%	6	0.3%
Hedge funds	72	2.9%	86	3.8%
Credit funds	226	9.2%	277	12.3%
Total investment funds	689	28.0%	733	32.5%
Investment funds – related parties
Private equity – A-A Mortgage	343	13.9%	225	9.9%
Private equity	131	5.3%	36	1.6%
Mortgage and real estate	247	10.1%	234	10.3%
Natural resources	49	2.0%	46	2.0%
Hedge funds	192	7.8%	256	11.3%
Credit funds	236	9.6%	200	8.8%
Total investment funds – related parties	1,198	48.7%	997	43.9%
Investment funds owned by consolidated VIEs
Private equity – MidCap[1]	524	21.3%	482	21.3%
Credit funds	38	1.6%	34	1.5%
Mortgage and real assets	11	0.4%	18	0.8%
Total investment funds owned by consolidated VIEs	573	23.3%	534	23.6%
Total investment funds, including related parties and VIEs	$2,460	100.0%	$2,264	100.0%

[1] MidCap is an underlying investment of one of our consolidated VIE investment funds.

Overall, the total investment funds, including related parties and consolidated VIEs, were $2.5 billion and $2.3 billion as of December 31, 2016 and 2015, respectively. See Note 4 – Variable Interest Entities to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rates and equity market risk. Interest rate risk represents the potential for changes in the investment fund's net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund's net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest and equity market risks expose us to potential volatility in our earnings year-over-year related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of December 31, 2016, the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk free rate on the host receivable and is recorded as net investment income in the consolidated statements of income. The change in the embedded derivative in our reinsurance agreements are similar to a total return swap on the income generated by the underlying assets held by the ceding companies and is recorded in investment related gains (losses). Although we do not directly control the underlying investments in the funds withheld at interest, in each instance the ceding company has hired AAM to manage the withheld assets in accordance with our investment guidelines.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest:

	December 31,
	2016		2015
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. state, municipal, and political subdivisions	$118	1.8%	$118	3.4%
Corporate	1,800	27.6%	734	21.1%
CLO	591	9.0%	432	12.4%
ABS	736	11.3%	402	11.5%
CMBS	292	4.5%	132	3.8%
RMBS	1,551	23.7%	672	19.3%
Equity securities	29	0.4%	28	0.8%
Mortgage loans	773	11.8%	469	13.5%
Investment funds	329	5.0%	273	7.8%
Derivative assets	53	0.8%	15	0.4%
Short-term investments	80	1.2%	51	1.5%
Cash and cash equivalents	105	1.6%	162	4.7%
Other assets and liabilities	81	1.3%	(6)	(0.2)%
Total funds withheld at interest	$6,538	100.0%	$3,482	100.0%

As of December 31, 2016 and 2015, we held $6.5 billion and $3.5 billion of funds withheld at interest receivables, respectively. The increase as of December 31, 2016 from 2015 was primarily due to the strong growth in deposits attributed to a significant increase in flow reinsurance business during 2016.

Approximately 93.6% and 90.3% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2016 and 2015, respectively.

Derivative Instruments

We hold derivative instruments for economic hedging purposes to reduce our exposure to cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. The types of derivatives we may use include interest rate swaps, foreign currency swaps and forward contracts, total return swaps, credit default swaps, variance swaps, futures and fixed indexed options.

A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 3 – Derivative Instruments to the consolidated financial statements. This includes:

▪	a comprehensive description of the derivatives instruments as well as the strategies to manage risk;

▪	the notional amounts and estimated fair value by derivative instruments; and

▪	impacts on the consolidated statement of net income.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	December 31,
	2016				2015
(In millions, except percentages)	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total
Corporate	$31,000	$1,682	$32,682	45.4%	$27,677	$1,614	$29,291	43.7%
CLO	5,798	—	5,798	8.1%	5,648	—	5,648	8.4%
Credit	36,798	1,682	38,480	53.5%	33,325	1,614	34,939	52.1%
RMBS	10,619	—	10,619	14.8%	8,870	—	8,870	13.2%
Mortgage loans	6,145	95	6,240	8.7%	5,826	140	5,966	8.9%
CMBS	2,202	—	2,202	3.1%	1,951	—	1,951	2.9%
Real estate held for investment	—	542	542	0.8%	—	566	566	0.8%
Real estate	18,966	637	19,603	27.4%	16,647	706	17,353	25.8%
State, municipal, political subdivisions and foreign government	1,387	1,936	3,323	4.6%	1,401	2,343	3,744	5.6%
Alternative investments	3,297	128	3,425	4.8%	3,441	54	3,495	5.2%
ABS	3,873	—	3,873	5.4%	3,504	—	3,504	5.2%
Short-term investments	250	—	250	0.3%	186	—	186	0.3%
Unit linked assets	—	363	363	0.5%	—	391	391	0.6%
Equity securities	199	185	384	0.5%	179	217	396	0.6%
U.S. government and agencies	32	27	59	0.1%	44	—	44	0.1%
Other investments	9,038	2,639	11,677	16.2%	8,755	3,005	11,760	17.6%
Cash and equivalents	1,111	111	1,222	1.7%	2,009	114	2,123	3.2%
Policy loans and other	631	221	852	1.2%	577	207	784	1.3%
Total invested assets	$66,544	$5,290	$71,834	100.0%	$61,313	$5,646	$66,959	100.0%

[1] Refer to Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $71.8 billion and $67.0 billion as of December 31, 2016 and 2015, respectively. As of December 31, 2016, our total invested assets were mainly comprised of 45.4% of corporate securities, 31.4% of structured securities, 8.7% of mortgage loans and 4.8% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $8.2 billion of private placements, which represented approximately 12% of our total U.S. and Bermuda invested assets. The increase as of December 31, 2016 from 2015 was primarily due to the strong growth in deposits attributed to a significant increase in flow reinsurance business during 2016 as well as growth in our retail sales during 2016.

In managing our business we utilize invested assets as presented in the above table. Invested assets do not correspond to the total investments, including related parties, on our consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Invested assets represent the investments that directly back our policyholder liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also deconsolidate any VIEs in order to show the net investment in the funds, which therefore are included in the alternative investments line above.

The Germany investment portfolio composition differs from the U.S. and Bermuda portfolio primarily due to the geographic location, regulatory environment and participating nature of the German products and therefore the portfolio is managed separately from our U.S. and Bermuda portfolios. The German invested assets are predominantly invested in foreign government securities, corporate fixed income securities, real estate held for investment and assets backing our unit linked policies. The German invested assets are predominantly invested in Euro-denominated securities and investments.

Invested assets are utilized by management to evaluate our investment portfolio. Invested asset figures are used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets are also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes our alternative investments:

	December 31,
	2016		2015
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$834	24.3%	$1,135	32.5%
Private equity – MidCap	524	15.3%	482	13.8%
Private equity – A-A Mortgage	417	12.2%	252	7.2%
Private equity – other	519	15.2%	430	12.3%
Mortgage and real assets	470	13.7%	408	11.7%
Hedge funds	311	9.1%	383	10.9%
Public equities	215	6.3%	270	7.7%
Natural resources and other real assets	135	3.9%	135	3.9%
Total alternative investments	$3,425	100.0%	$3,495	100.0%

Alternative investments were $3.4 billion and $3.5 billion as of December 31, 2016 and 2015, respectively, representing 4.8% and 5.2% of our total invested assets portfolio as of December 31, 2016 and 2015, respectively.

Alternative investments do not correspond to the total investment funds, including related parties and VIEs, on our consolidated balance sheets. As discussed above in the invested assets section, we adjust the GAAP presentation for funds withheld and modco and de-consolidate VIEs. We also include CLO equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

Two of our largest alternative investments are in asset originators, MidCap and A-A Mortgage, both of which, from time to time, provide us with access to assets for our investment portfolio. As of December 31, 2016, we held equity positions in MidCap of $524 million. MidCap is a leading originator of senior debt capital in the middle-market with expertise in asset-backed loans, leveraged loans, real estate loans, discount loans and venture loans. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo. As of December 31, 2016, we held an equity position in A-A Mortgage of $417 million. A-A Mortgage has an indirect investment in AmeriHome, which originates RMLs and mortgage servicing rights.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for operating income, net of tax is included in the Consolidated Results of Operations section.

The reconciliation of AHL shareholders’ equity to AHL shareholders’ equity excluding AOCI included in the ROE excluding AOCI and operating income ROE excluding AOCI is as follows:

	December 31,
(In millions)	2016	2015	2014
Total AHL shareholders' equity	$6,905	$5,362	$4,555
Less: AOCI	367	(237)	644
Total AHL shareholders' equity excluding AOCI	$6,538	$5,599	$3,911

Retirement Services	$4,495	$3,974	$2,807
Corporate and Other	2,043	1,625	1,104
Total AHL shareholders' equity excluding AOCI	$6,538	$5,599	$3,911

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Years ended December 31,
	2016		2015		2014
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$2,916	4.19%	$2,508	4.06%	$2,333	3.95%
Reinsurance embedded derivative impacts	189	0.27%	84	0.15%	67	0.10%
Net VIE earnings	1	—%	67	0.11%	146	0.25%
Alternative income gain (loss)	(39)	(0.06)%	(42)	(0.07)%	4	0.01%
Other	(35)	(0.05)%	(9)	(0.01)%	(12)	(0.02)%
Total adjustments to arrive at net investment earnings/earned rate	116	0.16%	100	0.18%	205	0.34%
Total net investment earnings/earned rate	$3,032	4.35%	$2,608	4.24%	$2,538	4.29%

Retirement Services	$2,955	4.73%	$2,572	4.37%	$2,483	4.26%
Corporate and Other	77	1.08%	36	1.38%	55	5.91%
Total net investment earnings/earned rate	$3,032	4.35%	$2,608	4.24%	$2,538	4.29%

Retirement Services average invested assets	$62,509		$58,917		$58,284
Corporate and Other average invested assets	7,113		2,567		923
Consolidated average invested assets	$69,622		$61,484		$59,207

The reconciliation of interest sensitive contract benefits to Retirement Services' cost of crediting on deferred annuities, and the respective rates, is as follows:

	Years ended December 31,
	2016		2015		2014
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$1,293	2.48%	$690	1.42%	$1,822	3.77%
Interest credited other than deferred annuities	(110)	(0.21)%	(94)	(0.19)%	(107)	(0.22)%
FIA option costs	559	1.08%	510	1.04%	442	0.92%
Product charges (strategy fees)	(53)	(0.10)%	(33)	(0.07)%	(11)	(0.02)%
Reinsurance embedded derivative impacts	29	0.06%	18	0.04%	14	0.03%
Change in fair value of embedded derivatives – FIAs	(730)	(1.41)%	(174)	(0.36)%	(1,294)	(2.68)%
Negative VOBA amortization	48	0.09%	68	0.14%	73	0.15%
Unit linked change in reserves	(15)	(0.03)%	(27)	(0.06)%	—	—%
Other changes in interest sensitive contract liabilities	(2)	—%	(18)	(0.04)%	(3)	(0.01)%
Total adjustments to arrive at cost of crediting on deferred annuities	(274)	(0.52)%	250	0.50%	(886)	(1.83)%
Retirement Services cost of crediting on deferred annuities	$1,019	1.96%	$940	1.92%	$936	1.94%

Average account value	$51,921		$48,956		$48,353

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

	December 31,
(In millions)	2016	2015
Total investments, including related parties	$72,433	$64,525
Derivative assets	(1,370)	(871)
Cash and cash equivalents (including restricted cash)	2,502	2,830
Accrued investment income	554	520
Payables for collateral on derivatives	(1,383)	(867)
Reinsurance funds withheld and modified coinsurance	(414)	(214)
VIE assets, liabilities and noncontrolling interest	886	1,073
AFS unrealized (gain) loss	(1,030)	362
Ceded policy loans	(344)	(399)
Total adjustments to arrive at invested assets	(599)	2,434
Total invested assets	$71,834	$66,959

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

	December 31,
(In millions)	2016	2015
Investment funds, including related parties and VIEs	$2,460	$2,264
CLO equities included in trading securities	260	337
Investment funds within funds withheld at interest	329	273
Royalties, other assets included in other investments and other assets	81	83
Net assets of the VIE, excluding investment funds	295	538
Total adjustments to arrive at alternative investments	965	1,231
Alternative investments	$3,425	$3,495

The reconciliation of total liabilities to reserve liabilities is as follows:

	December 31,
(In millions)	2016	2015
Total liabilities	$79,814	$75,491
Derivative liabilities	(40)	(17)
Payables for collateral on derivatives	(1,383)	(867)
Funds withheld liability	(380)	(388)
Other liabilities	(685)	(776)
Liabilities of consolidated VIEs	(34)	(517)
Reinsurance ceded receivables	(6,001)	(7,257)
Policy loans ceded	(344)	(399)
Other	4	1
Total adjustments to arrive at reserve liabilities	(8,863)	(10,220)
Total reserve liabilities	$70,951	$65,271

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of business operations or to rebalance our investment portfolio without incurring significant costs. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity reflects the ability to liquidate or rebalance the company’s balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of December 31, 2016 was approximately $44.0 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Along with these liquid assets, in periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have an additional liquidity cushion through a $1.0 billion revolving credit facility, which is undrawn as of the date hereof. In addition, through our membership in the FHLBDM and the FHLBI we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

We proactively manage our liquidity position to meet cash needs while minimizing adverse impacts on investment returns. We analyze our cash-flow liquidity over the upcoming 12 months under a variety of scenarios modeling potential demands on liquidity, taking into account the provisions of our policies and contracts in force, our cash flow position, and the volume of cash and readily marketable securities in our portfolio. By policy, we maintain sufficient liquidity not only to meet our cash-flow requirements over the succeeding 12-month period in a moderately severe scenario (for example, a recessionary environment), but also to have excess liquidity available to invest into potential investment opportunities created from market dislocations. We also monitor our liquidity profile under more severe scenarios.

We perform a number of stress tests and analyses to assess our ability to meet our cash flow requirements as well as the ability of our reinsurance and insurance subsidiaries to meet their collateral obligations. Among these analyses, we manage to the following ALM limits:

•
our projected net cumulative cash flows including both new business and target levels of new investments under a “plan scenario” and a “moderately severe scenario” event are non-negative over a rolling 12-month horizon;

•	we hold at least $250 million in cash and cash equivalents across the group; and at least $150 million in the aggregate in securities with the following characteristics:

▪	public corporate bonds rated A- or above;

▪
liquid ABS (defined as prime auto, auto floorplan, Tier 1 subprime auto, auto lease, prime credit cards, equipment lease or utility stranded assets) and RMBS with weighted average lives less than three years rated A- or above; or

▪	CMBS with weighted average lives less than three years rated AAA- or above;

•
we maintain assets that can be liquidated in one quarter under normal market conditions equal to 25% of the policyholder obligations that are deemed to be most liquid, which is defined as policies with a cash surrender value, no income rider, no MVA, with lower than 5% surrender charge protection and lower than 3% minimum floor guarantee, if any; and

•
we maintain sufficient capital and surplus at ALRe to meet collateral calls from modco and third-party reinsurance contracts under a substantial stress event, such as the failure of a major financial institution (Lehman event).

Insurance Subsidiaries' Liquidity

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums), investment income, principal repayments on our investments, and net transfers from separate accounts and financial product deposits. Uses of cash include investment purchases, payments to policyholders for surrenders and withdrawals, policy acquisition costs, and general operating costs.

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of December 31, 2016 and 2015, approximately 86% and 85%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2016 and 2015, approximately 73% and 71% of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Net income	$805	$578	$478
Non-cash revenues and expenses	394	471	121
Net cash provided by operating activities	1,199	1,049	599

Sales, maturities, and repayment of investments	13,783	14,512	15,855
Purchases and acquisitions of investments	(16,293)	(14,991)	(14,376)
Other investing activities	(92)	427	(147)
Net cash (used in) provided by investing activities	(2,602)	(52)	1,332

Capital contributions	1	1,116	305
Deposits on investment-type policies and contracts	5,791	3,460	3,393
Withdrawals on investment-type policies and contracts	(4,617)	(4,783)	(5,551)
Net changes of cash collateral posted for derivative transactions	516	(535)	661
Net proceeds and repayment of debt	—	(4)	(300)
Consolidated VIE net borrowings	(500)	—	(404)
Other financing activities	(36)	(165)	(432)
Net cash provided by (used in) financing activities	1,155	(911)	(2,328)
Effect of exchange rate changes on cash and cash equivalents[1]	(13)	(4)	—
Net (decrease) increase in cash and cash equivalent[1]	$(261)	$82	$(397)

[1] Includes cash and cash equivalents of consolidated VIEs

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, operating expenses and tax expenses. Our operating activities generated cash flows totaling $1.2 billion, $1.0 billion and $599 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cash provided by operating activities for both the years ended December 31, 2016 compared to 2015 and for 2015 compared to 2014 was primarily driven by the increase in net investment income reflecting an increase in our investment portfolio attributed to the growth in deposits as well as bond call income in 2016.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. The cash flows from investing activities reflect the reinvestment of our Aviva USA acquired investments for the years ended December 31, 2015 and 2014. Our investing activities used cash flows totaling $2.6 billion, $52 million, and provided cash flows of $1.3 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cash used from investing activities for the year ended December 31, 2016, was primarily attributed to $1.1 billion of primarily non-agency RMBS purchased in the third quarter of 2016, as well as an increase in our investment portfolio attributed to the growth in retail sales surpassing withdrawals. The change in cash flows from investing activities in 2015 as compared to 2014 reflects the continued reinvestment of our Aviva USA and Presidential Life Corporation acquired investments and the investment of $1.1 billion of capital raise proceeds during 2015.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $1.2 billion for the year ended December 31, 2016, and used cash flows totaling $911 million and $2.3 billion for the years ended December 31, 2015 and 2014, respectively. The increase in cash provided from financing activities in 2016 was primarily attributed to the growth in retail sales surpassing withdrawals and the favorable change in cash collateral posted for derivative transactions, partially offset by capital raise proceeds drawn and funded in April 2015 and the settling of borrowing of our CMBS VIE funds. The decrease in cash used in 2015 compared to 2014 was driven by the capital raise proceeds of $1.1 billion, a decrease in withdrawals for the year and the deconsolidation of MidCap Financial at the beginning of 2015, partially offset by the unfavorable change in cash collateral posted for derivative transactions.

Holding Company Liquidity

AHL is a holding company whose primary liquidity needs include the cash-flow requirements of its insurance subsidiaries to support retail annuity sales, reinsurance transactions, acquisition opportunities and new investments, and interest payments. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations. As of December 31, 2016, AHL had no financial leverage.

The ability of AHL’s insurance subsidiaries to pay dividends is limited by applicable laws and regulations of the jurisdictions where the subsidiaries are domiciled, as well as agreements entered into with regulators. These laws and regulations require, among other things, the insurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends these subsidiaries can pay.

Subject to these limitations, the U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In addition, dividends from U.S. insurance subsidiaries to AHL would result in a 30% withholding tax. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to AHL. ALV and APK (the life insurance entities of our German Group Companies) are regulated by BaFin. ALV and APK are restricted as to the payment of dividends pursuant to calculations, which are based upon the analysis of current euro swap rates against existing policyholder guarantees. As of December 31, 2016, ALV and APK did not exceed this threshold and, therefore, no amounts are available for distribution to AHL. As a result, dividends from ALRe are projected to be the primary source of AHL’s liquidity.

Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its relevant margins, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

The following table summarizes the dividends and other distributions our insurance subsidiaries were permitted to pay to AHL without the need for insurance regulatory approval and without regard to any withholding tax, subject to meeting solvency requirements when applicable:

	December 31,
(In millions)	2016	2015
Subsidiary name (jurisdiction of domicile)
Athene Life Re Ltd. (Bermuda)	$2,479	$3,529
Athene Annuity & Life Assurance Company (Delaware)	127	125
Athene Lebensversicherung (Germany)	—	—
Athene Pensionskasse AG (Germany)	—	—

As of December 31, 2016, the maximum dividend that AADE could pay absent regulatory approval from the Delaware Department of Insurance was $127 million. However, another regulation requiring AADE to hold surplus outside of surplus in subsidiaries effectively limits the amount that AADE can dividend while staying in compliance with such state regulations. Pursuant to such regulations and requirements, AADE could dividend up to $80 million as of December 31, 2016. Any dividends from AHL's other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to AHL without regulatory approval from the Delaware Department of Insurance. Additionally, we have agreed with the IID not to cause AAIA to pay dividends until August 15, 2018; therefore, we currently consider AAIA's dividend capacity as zero.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The maximum distribution permitted by law or contract is not necessarily indicative of an insurer’s actual ability to pay such distributions, which may be constrained by business and other considerations, such as imposition of withholding tax, the impact of such distributions on surplus, which could affect the insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs. Along with solvency regulations, another primary consideration in determining the amount of capital used for dividends is the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best and Fitch. Given recent economic events that have affected the insurance industry, both regulators and rating agencies could become more conservative in their methodology and criteria, including increasing capital requirements for insurance subsidiaries. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet this financial strength rating objective.

Other Sources of Funding

If needed, we may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries such as by drawing on our undrawn $1.0 billion Credit Facility and by pursuing future issuances of debt or equity securities to third-party investors. However, such additional funding may not be available on terms favorable to us or at all, depending on our financial condition or results of operations or prevailing market conditions. In addition, certain covenants in our Credit Facility prohibit us from incurring any debt not expressly permitted thereby, which may limit our ability to pursue future issuances of debt.

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and the FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $40 million and $56 million of FHLB common stock as of December 31, 2016 and 2015, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of December 31, 2016 or 2015.

On August 11, 2016, we provided notice to the FHLBI that ALIC is withdrawing its membership thereto. The FHLBI confirmed receipt of our request on the following day. Pursuant to the FHLBI’s capital plan, ALIC’s membership will be withdrawn as of the fifth anniversary of the FHLBI’s receipt of our notice. Until such time that ALIC’s membership is withdrawn, ALIC continues to have all of the rights and obligations of being a member of the FHLBI, except that with respect to some or all of the FHLBI stock that ALIC owns, we will be entitled to a lower dividend amount, to the extent that the FHLBI declares a dividend. ALIC may continue to borrow from the FHLBI, provided that without the consent of the FHLBI, the transaction must mature or otherwise terminate prior to ALIC’s withdrawal of membership.

In addition, we have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2016 and 2015, we had an aggregate of $691 million and $1.1 billion, respectively, of outstanding FHLB funding agreements. Refer to Note 18 – Commitments and Contingencies to the consolidated financial statements for details of issued funding agreements and related collateral.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member's total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2016 and 2015, the total maximum borrowings under the FHLBDM facility were limited to $14.0 billion and $13.1 billion, respectively. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of December 31, 2016 and 2015, we had the ability to draw up to a total of approximately $4.5 billion, inclusive of borrowings then outstanding. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Use of Captives

While our business strategy does not involve the use of captives, as a result of the Aviva USA acquisition, we acquired a captive reinsurer that was formed in 2011 and domiciled in the state of Vermont and we ceded certain liabilities to this captive reinsurer, as further discussed in Note 9 – Closed Block to the consolidated financial statements. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 16 – Statutory Requirements to the consolidated financial statements, a prescribed practice of the state of Vermont allows the captive to include the face amount of issued and outstanding letters of credit in the amount of $153 million as of December 31, 2016 and 2015, as admitted assets in its statutory financial statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Recently, the NAIC and certain state insurance departments have scrutinized insurance companies' use of affiliated captive reinsurers. It is uncertain what, if any, regulatory changes will result from this heightened scrutiny. A potential outcome, although not considered likely, is the prohibition on the continued use of captive reinsurance subsidiaries. If the use of existing captive reinsurance subsidiaries were discontinued, we would likely incur early termination fees with respect to the financing structure and diminished statutory capital position. The effect of potential regulatory changes regarding the use of captives on our consolidated financial condition and results of operations, although believed unlikely to be material, is uncertain at this time.

Capital Resources

As of December 31, 2016 and 2015, our U.S. insurance companies' TAC, as defined by the NAIC, was $1.8 billion and $1.7 billion, respectively, and our ALRe statutory capital as defined by the BMA, was $6.1 billion and $5.7 billion, respectively. As of December 31, 2016 and 2015, our U.S. RBC ratio was 478% and 552%, respectively, and our BSCR ratio was 228% and 323%, respectively, all above our internal targets. The change in our U.S. RBC as of December 31, 2016 compared to December 31, 2015 was primarily driven by our investment of capital to organically grow our retail channel, which increased significantly during 2016. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to ACL. Our TAC was significantly in excess of all regulatory standards and above our internal targets as of December 31, 2016 and 2015, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Effective January 1, 2016, in connection with the implementation of its broader regulatory regime, the BMA integrated the EBS framework into the determination of BSCR. The European Commission has granted the BMA's regulatory regime for reinsurance, group solvency calculation and group supervision full equivalence to Solvency II. Under the EBS framework, ALRe's assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $4.4 billion resulting in a BSCR ratio of 228%, as of December 31, 2016. Although the calculation of the ECR was unchanged from prior year, the BSCR ratios for December 31, 2016 and 2015 are not comparable as the 2015 calculation applied to ALRe's statutory capital and the 2016 calculation now applies to the EBS capital and surplus. Consistent with the previous regime the MRC ratio to be considered solvent by the BMA is 100%. As of December 31, 2016 and 2015, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2016 and 2015, our ALRe RBC ratio was 529% and 468%, respectively, both above our internal targets. Our German Group Companies adhere to the regulatory capital requirements set forth by BaFin. Our German Group Companies held the appropriate capital to adhere to these regulatory standards as of December 31, 2016. Effective January 1, 2016, our German Group Companies became subject to Solvency II MCR requirements interpreted by the relevant regulatory authorities. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as operating with excess capital, provides us the opportunity to take advantage of market dislocations as they arise.

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

The following table displays our contractual obligations as of December 31, 2016:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Interest sensitive contract liabilities	$61,532	$4,967	$11,021	$11,207	$34,337
Future policy benefits	14,569	326	779	781	12,683
Other policy claims and benefits	217	217	—	—	—
Dividends payable to policyholders	974	152	94	44	684
Total	$77,292	$5,662	$11,894	$12,032	$47,704

We also have other obligations related to collateral on derivatives and investment fund commitments which have not been included in the above table as the timing and amount of both the return on the collateral and the fulfillment of the commitments are uncertain. See Note 18 – Commitments and Contingencies to the consolidated financial statements for further discussion on the investment fund commitments.

Other

In the normal course of business, we invest in various investment funds which are considered VIEs, and we consolidate a VIE when we are considered the primary beneficiary of the entity. For further discussion of our involvement with VIEs, see Note 4 – Variable Interest Entities to the consolidated financial statements.

Off Balance Sheet Arrangements

Collateral for Derivatives

We enter into derivatives for risk management purposes. We hold non-cash collateral from counterparties for our derivatives, which has not been recorded on our consolidated balance sheets. These amounts were $26 million and $57 million as of December 31, 2016 and 2015, respectively.

Collateral for Reinsurance

We hold collateral for and provide collateral to counterparties for our reinsurance agreements. We held $49 million and $62 million as of December 31, 2016 and 2015, respectively, of collateral on behalf of our reinsurers. As of December 31, 2016 and 2015, our reinsurers held collateral of $4 million and $6 million, respectively, on our behalf.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements. The following summary of our critical accounting estimates is intended to enhance the ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.

Investments

We are responsible for the fair value measurement of certain investments presented in our consolidated financial statements. We perform regular analysis and review of our valuation techniques, assumptions and inputs utilized in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. We also perform quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, we utilize both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate.

Valuation of Fixed Maturity and Equity Investments

The following table presents the fair value of fixed maturity and equity securities, including those with related parties, by pricing source and fair value hierarchy:

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3
AFS securities
Priced via commercial pricing services	$34,410	$108	$34,302	$—
Priced via independent broker-dealer quotations	18,087	20	16,334	1,733
Priced via other methods	244	—	40	204
Total AFS securities, including related parties	52,741	128	50,676	1,937
Trading securities
Priced via commercial pricing services	2,106	3	2,103	—
Priced via independent broker-dealer quotations	670	—	319	351
Total trading securities, including related parties	2,776	3	2,422	351
Total AFS and trading securities, including related parties	$55,517	$131	$53,098	$2,288
Percent of total, including related parties	100.0%	0.2%	95.7%	4.1%

In addition to the table above, our consolidated VIEs have fixed maturity and equity securities. As of December 31, 2016, our consolidated VIEs had fixed maturity and equity securities classified in the fair value hierarchy as Level 1 of $235 million, Level 2 of $0 million, and Level 3 of $93 million.

We measure the fair value of our investments based on assumptions used by market participants in pricing the assets, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk. The estimate of fair value is the price that would be received to sell an investment in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that investment. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange while not under duress. The valuation of investments involves considerable judgment, is subject to considerable variability and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our consolidated financial statements. Financial markets are susceptible to severe events evidenced by rapid depreciation in investment values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized for investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments. Accordingly, estimates of fair value are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

As of December 31, 2016, fixed maturity securities, including those with related parties, totaled $54.7 billion. For fixed maturity securities, we obtain the fair values, when available, based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are liquid investments and the valuation does not require significant management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, giving priority to observable inputs. We obtain the fair value for most marketable bonds without an active market from several commercial pricing services. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers, and other reference data. For certain fixed maturity securities without an active market, an internally-developed discounted cash flow or other approach is utilized to calculate the fair value. A discount rate is used, which adjusts a market comparable base rate for securities with similar characteristics for credit spread, market illiquidity or other adjustments. The fair value of privately placed fixed maturity securities are based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, we use a matrix-based pricing model, which considers the current level of risk-free interest rates, corporate spreads, credit quality of the issuer, and cash flow characteristics of the security. We also consider additional factors, such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees, and our evaluation of the borrower's ability to compete in its relevant market.

As of December 31, 2016, equity securities, including those with related parties, totaled $798 million. For equity securities, we obtain the fair value, when available, based on quoted market prices. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued based on other sources, such as analytics or broker-dealer quotes.

Valuation of Investment Funds

Investment funds, including those with related parties and of our consolidated VIEs, for which we elect the fair value option, are valued based on net asset value information provided by the general partner or related asset manager. As of December 31, 2016, we had investment funds, including those with related parties and of our consolidated VIEs, of $661 million carried at fair value on the consolidated balance sheet. These partnership interests usually include multiple underlying investments for which either observable market prices or other valuation methods are used to determine the fair value. Investment funds include several private equity and debt funds that typically invest in a diverse pool of investments, using investment strategies including leveraged buyouts, energy, real estate, hedge funds, mezzanine debt, and senior debt.

The underlying investments may have significant unobservable inputs for comparable multiples and weighted average cost of capital rates applied in valuation models. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, the comparable

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

multiples are multiplied by the underlying investment's earnings before interest, tax, depreciation, and amortization to establish the total enterprise value of the underlying investments. We use a comparable multiple consistent with the implied trading multiple of public industry peers. Similarly, for certain underlying investments we may use a discounted cash flow model. An increase in the discount rate can significantly lower the fair value; a decrease in the discount rate can significantly increase the fair value. We determine the discount rate by considering the weighted average cost of capital of companies in similar industries with comparable debt to equity ratios.

Other-Than-Temporary Impairments

The evaluation of investments for OTTIs is a quantitative and qualitative process done on a case-by-case basis, which is subject to risks and uncertainties and involves significant estimates and judgments by management. Changes in the estimates and judgments used in such analysis can have a significant impact on our consolidated results of operations.

We review and analyze all investments on an ongoing basis for changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions, and other similar factors. Indicators of impairment may include changes in the issuers' credit ratings and outlook, the frequency of late payments, pricing levels, key financial ratios, financial statements, revenue forecasts and cash flow projections. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer's financial position and access to capital; and (4) for fixed maturity securities, our ability and intent to sell a security or whether it is more-likely-than-not we will be required to sell the security before the recovery of its cost or amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled principal and interest payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to the investment's cost or amortized cost based on the present value of the expected future cash flows to be collected. To the extent we determine a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

Impairment losses on equity securities are recognized in investment related gains (losses) on the consolidated statements of income. The recognition of impairment losses on fixed maturity securities on the consolidated financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more-likely-than-not that we would be required to sell a security before the recovery of its cost or amortized cost, less any recorded credit loss, we recognize an OTTI in investment related gains (losses) on the consolidated statements of income for the difference between cost or amortized cost and fair value. If neither of these two conditions exists, then the recognition of the OTTI is bifurcated and we recognize the credit portion in investment related gains (losses) on the consolidated statements of income and the non-credit loss portion in AOCI on the consolidated balance sheets.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using estimated cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security. The techniques and assumptions for establishing the estimated cash flows vary depending on the type of security. The structured security's cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. The non-structured security's cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.

For equity method investments, we consider financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. Declines in value of equity method investments not expected to be recovered are reflected through impairment in other investment related gains (losses) on the consolidated statements of income.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include endowment contracts, term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2016, the reserve investment yield assumptions for non-participating contracts range from 3.31% to 5.44% and are specific to our expected earned rate on the asset portfolio supporting the reserves. Liabilities for participating long duration contracts are established using acceptable actuarial valuation methods, which require the use of guaranteed interest and mortality assumptions. As of December 31, 2016, the reserve guaranteed interest assumptions range from 1.25% to 4.00% and are based on interest rates guaranteed to policyholders. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

We issue and reinsure deferred annuity contracts which contain GLWB and GMDB riders. We establish future policy benefits for GLWB and GMDB by estimating the expected value of withdrawal and death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and utilization of the benefit riders; mortality; and market conditions affecting the account balance growth.

Policyholder lapses and withdrawal assumptions are set at the product level by grouping individual policies sharing similar features and guarantees and reviewed periodically against experience. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. We track this assumption as experience emerges and update our assumption as experience deviates. Mortality assumptions are set at the product level and generally based on standard industry tables, adjusted for historical experience and a provision for mortality improvement. Projected guaranteed benefit amounts in excess of the underlying account balances are considered over a range of scenarios in order to capture our exposure to the guaranteed withdrawal and death benefits.

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes are sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of December 31, 2016, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $1.9 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	December 31, 2016
+10% assessments	$(72)
–10% assessments	82
+100 bps discount rate	74
–100 bps discount rate	(83)
1% lower annual equity growth	35

Derivatives

Valuation of Embedded Derivatives on FIAs

We issue and reinsure products, primarily FIA products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract. Changes in the fair value of embedded derivatives associated with FIAs are reflected in interest sensitive contract benefits on the consolidated statements of income. Embedded derivatives that are not clearly and closely related to the host contract within a financial asset are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected within investment related gains (losses) on the consolidated statements of income.

FIA and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component where interest credited is based on the performance of common stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as were used to project policy contract values. For contracts we issue to policyholders, the embedded derivative cash flows are discounted using a rate that reflects our own credit rating. For funds withheld reinsurance contracts, we do not use a credit spread as the funds are backed by the cedant's collateral. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy's life. The host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value.

In general, the change in the fair value of the embedded derivatives will not directly correspond to the change in fair value of the hedging derivative assets. The derivatives are intended to hedge the index credits expected to be granted at the end of the current term, typically one year. The options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the FIAs are expected to be in force, which are typically much longer than the current term of the options. From an economic basis we believe it is

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

suitable to hedge with options that align with index terms of our FIA products because policyholder accounts are credited with index performance at the end of each index term. However, because the value of an embedded derivative in an FIA contract is longer-dated, there is a duration mismatch which may lead to mismatches for accounting purposes.

The most sensitive assumption in determining policy liabilities for FIAs is the vector of rates used to discount the excess projected contract values. The change in risk free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to our credit rating requiring a revised level of non-performance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the excess projected contract values were to fluctuate, there would be a resulting change in reserves for FIAs recorded through the consolidated statements of income.

As of December 31, 2016, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.3 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2016
+100 bps discount rate	$(393)
–100 bps discount rate	444

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the table does not necessarily reflect the ultimate impact on the consolidated financial statements under the discount rate variance scenarios presented above. In determining the ranges, we have considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to the embedded derivative balance, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Valuation of Embedded Derivatives in Modco or Funds Withheld

Reinsurance agreements written on a modco or funds withheld basis contain embedded derivatives. The right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of the embedded derivatives on modco and funds withheld agreements is computed as the unrealized gain (loss) on the underlying assets and is included in funds withheld at interest and funds withheld liability on the consolidated balance sheets for assumed and ceded agreements, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the consolidated statements of income.

Valuation of Derivative Contracts

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivative contracts (for example, futures) typically fall within Level 1 of the fair value hierarchy depending on trading activity. OTC derivative contracts (for example, swaps) are valued using valuation models or an income approach using third-party broker-dealer valuations. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlation of the inputs. We consider and incorporate counterparty credit risk in the valuation process through counterparty credit rating requirements and monitoring of overall exposure. We also evaluate and include our own nonperformance risk in valuing derivative liabilities. The majority of our derivatives trade in liquid markets; therefore, we can verify model inputs and model selection does not involve significant judgment. As of December 31, 2016, we had derivative contract assets classified in the fair value hierarchy as Level 1 of $9 million, Level 2 of $1,361 million and Level 3 of $0 million. As of December 31, 2016, we had derivative contract liabilities classified in the fair value hierarchy as Level 1 of $0 million, Level 2 of $33 million and Level 3 of $7 million.

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired

Costs related to direct and successful efforts of acquiring new business are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances. We adjust the DAC, DSI and VOBA balances due to the other comprehensive income effects of net unrealized investment gains (losses) on AFS securities. We perform periodic tests to determine if the deferred costs remain recoverable, including at issue. If financial performance significantly deteriorates to the point where a premium deficiency exists, then we record a cumulative charge to the current period. Each reporting period, we update estimated gross profits with actual gross profits as part of the amortization process for the interest sensitive policies. We also periodically revise the key assumptions used in the calculation of the amortization of DAC and DSI, which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

Deferred costs related to interest sensitive life and investment-type policies, with significant revenue streams from sources other than investment of the policyholder funds, are amortized over the lives of the policies, in relation to the present value of gross profits including investment spread margins, surrender charge income, policy administration, changes in the GLWB and GMDB reserves, and realized gains (losses) on investments. Current period gross profits for FIAs also include the impact of amounts for the change in fair value of the derivatives and the

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

change in fair value of the embedded derivatives. Estimates of the future gross profits are based on assumptions using accepted actuarial methods.

Current period amortization includes retrospective adjustments when actual gross profits and margins differ from prior estimates and may include further adjustments due to revisions of estimates of future gross profits and margins. Our estimates of future gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior and mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on FIA products), surrender and other policy charges as applicable, and the level of expenses necessary to maintain the policies over their entire lives. Revisions to the gross profits are made each period based on historical results and also periodically through changing our assumptions to reflect our estimate of future experience.

We establish VOBA for insurance contract blocks assumed with the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions, as previously discussed in future policy benefits. VOBA is the difference between the fair value and the reserves. VOBA can be either positive or negative. For interest sensitive life and investment-type contracts, any negative VOBA is recorded in interest sensitive contract liabilities on the consolidated balance sheets. For long duration and insurance contracts, any negative VOBA is recorded as part of future policy benefits on the consolidated balance sheets. Positive VOBA is recorded in DAC, DSI and VOBA on the consolidated balance sheets. VOBA associated with funding agreements and immediate annuity contracts classified as investment contracts is amortized using the interest method. VOBA associated with immediate annuity contracts classified as long-duration contracts is amortized at a constant rate in relation to net policyholder liabilities. For accumulation products, which include interest sensitive life and investment-type contracts with significant non-investment sources of revenue, VOBA is amortized in relation to the present value of estimated gross profits using methods consistent with those used to amortize DAC. Negative VOBA is amortized at a constant rate in relation to applicable net policyholder liabilities.

Estimated future gross profits vary based on a number of factors, but are typically most sensitive to changes in investment spread margins, which are the most significant component of gross profits. If estimated gross profits for all future years on business in force were to change, including the impacts of shadow adjustments, there would be a resulting increase or decrease to the balances of DAC, DSI and VOBA recorded as an increase or decrease to amortization of DAC, DSI, and VOBA on the consolidated statements of income or AOCI.

Actual gross profits will depend on actual margins, including the changes in the value of embedded derivatives. The most sensitive assumption in determining the value of the embedded derivative is the vector of rates used to discount the excess projected contract values. If the discount rates used to discount the excess projected contract values were to change, there would be a resulting increase or decrease to the balances of DAC, DSI and VOBA recorded as an increase or decrease in amortization of DAC, DSI, and VOBA on the consolidated statements of income.

As of December 31, 2016, DAC, DSI and VOBA totaled $3.0 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	December 31, 2016
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$21	9	$46	$76
–10% estimated future gross profits	(26)	(11)	(51)	(88)
+100 bps discount rate	(35)	(18)	(38)	(91)
–100 bps discount rate	40	21	43	104

Stock-based Compensation

We have adopted various stock-based compensation plans in order to align incentive compensation to our employees, our directors and employees of AAM with the long term performance of our company. For more information regarding our stock-based compensation plans, refer to Note 11 – Common Stock and Note 12 – Stock-based Compensation of the consolidated financial statements, and, regarding our relationship with AAM, Note 17 – Related Parties of the consolidated financial statements. Under these stock-based compensation plans, we may issue non-qualified stock options, incentive stock options, rights to purchase shares, restricted shares, restricted stock units (RSUs), and other awards which may be settled in, or based upon, our Class A common shares.

We have issued Class M common shares and RSUs, which will be settled in Class A common shares assuming that such awards are exchanged for Class A common shares upon payment of a conversion price. Under the terms of the plans, a portion of the Class M common shares and RSUs is subject to time-based vesting conditions (Tranche 1), and the remainder (Tranche 2) is subject to vesting conditions based on the proceeds realized or deemed to be realized by certain holders of our Class A common shares, as defined in each incentive plan (Relevant Investors), except for the Tranche 2 Class M-1, M-2 and M-3 common shares, which became fully vested upon modification. Additionally, certain Class M-4 common shares were issued with time-based vesting conditions and market hurdles based on the price of our Class A common shares attaining certain targets following our initial public offering. We have also issued long-term incentive plan (LTIP) awards that consist of time and performance-based RSUs and time-based stock options for Class A common shares. The performance-based LTIP awards vest upon the Company meeting certain operating income and ROE targets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We recognize the fair value of stock-based compensation over a participant's requisite service period through a charge to compensation expense and a corresponding entry to equity or a liability based on the vesting criteria and other pertinent terms of the awards. The compensation expense for Tranche 1 Class M common shares, Tranche 1 Class M RSUs and LTIP awards is generally recognized ratably over the vesting period. The compensation expense for Tranche 2 Class M common shares, other than those vested upon modification, and Tranche 2 Class M RSUs is recognized based on a combination of the probability of the Relevant Investors achieving certain performance hurdles and the assumed period to attain those performance hurdles. The Class M-4 common shares with share price market hurdles were entirely contingent on the completion of our initial public offering, therefore, expense recognition commenced upon completion of our initial public offering over the derived service period. Changes in our estimates and assumptions, including the number of stock awards that ultimately vest, may cause us to realize material changes in stock-based compensation expense in the future.

Our stock-based compensation plans also allow for the purchase by certain of our employees and directors and our affiliates of Class A common shares at either fair market value or a discounted price as approved by our compensation committee. Additionally, we may issue restricted Class A common shares to management and our affiliates. Class A common shares are accounted for as equity awards and the related compensation expense is recognized ratably over the vesting period, if any. The compensation expense for Class A common shares is calculated based on the grant date fair value of the Class A common shares less the purchase price, multiplied by the number of shares awarded.

Valuation Methodology and Assumptions

We determine the fair value of the Class M common shares, RSUs and LTIP stock options using the Black-Scholes option pricing model, with application of a Monte Carlo simulation to determine the value of the Tranche 2 Class M-4 common shares and Tranche 2 Class M RSUs. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes model and binomial formulas, and is further described under Tranche 2 Vesting Estimate below.

To estimate an award's fair value using the Black-Scholes option pricing model, it is necessary to develop assumptions of the expected term, expected volatility, expected dividend yield and the risk-free interest rate. The expected term and expected volatility assumptions are generally the most sensitive of the assumptions in the Black-Scholes model with variability in these assumptions having a more significant impact on the award's fair value than the assumptions on the expected dividend yield or risk-free interest rate, if all other assumptions are held equal. We have assumed no dividends as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The risk-free interest rate is derived from the U.S. Constant Maturity Treasury yield at the valuation date, with maturity corresponding to the weighted-average expected term. In addition, we have made assumptions concerning forfeitures and the probability that certain vesting conditions will be met.

Expected Term

The Black-Scholes model uses a single input for the award's expected term (the weighted average expected term), the anticipated time period between the valuation date and the exercise date or post-vesting cancellation date, to estimate an employee award's fair value. Developing the expected term assumption is highly subjective as employees may exercise options at widely varying times. A change in the expected term may have a significant effect on the fair value of the award. For more information regarding our expected term assumptions, refer to Note 12 – Stock-based Compensation to the consolidated financial statements.

Expected Volatility

Volatility is a statistical measurement of the magnitude of stock's price variance over a given historical period and is used to determine the expected variability of the returns on a company's stock. Volatility may have a significant impact on the fair value of a share-based event. Given that a more volatile stock has greater upside potential than a less volatile stock, an award tied to a high volatility stock has greater value than an award tied to a low-volatility stock, assuming all other assumptions are equal.

Absent an established history in a public market for our shares, we have estimated volatility of our share price based on the published historical volatilities of publicly-traded insurance company peers. For more information regarding our expected volatility assumptions, refer to Note 12 – Stock-based Compensation to the consolidated financial statements.

Pre-Vesting Forfeitures

In determining our pre-vesting forfeiture assumption we considered employee classification, economic environment, and historical experience. Based on these considerations, we estimate that 5% of the granted awards will have been forfeited at the end of the vesting period. We expect the number of vesting shares, as a percent of total shares granted, to decrease each year, with the lowest vesting percentage to occur in the last year during the vesting period. As such, an annual forfeiture rate of 1.7% was determined to result in the overall 5% forfeiture rate for the entire vesting life. Changes in assumptions used to estimate the forfeiture rate could have a significant impact of the amount and timing of the compensation expense recognized in each period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Tranche 2 Vesting Estimate

The Tranche 2 Class M-4 common shares and Tranche 2 Class M RSUs include vesting assumptions developed using a Monte-Carlo simulation. The Monte-Carlo simulation uses large samples of possible outcomes through a randomly generated process that reflects the proportional distribution of each outcome's probability and formula-based rules regarding the expected exercise patterns to generate the possible future value of the shares at a liquidity event. The fair value is then estimated by averaging the value for all simulated paths and discounting the results at the risk-free interest rate to the valuation date. In developing this estimate using a Monte-Carlo simulation it is critical that an appropriately large sample of possible outcomes is used. We are currently running 100,000 scenarios of our equity value.

Consolidation

We consolidate all entities in which we hold a controlling financial interest as of the financial statement date whether through a majority voting interest or otherwise, including those investment funds that meet the definition of a VIE in which we are determined to be the primary beneficiary. If we are not the primary beneficiary, generally the general partner or another limited partner consolidates the investment fund, and we record the investment as an equity-method investment. Refer to Note 4 – Variable Interest Entities to the consolidated financial statements.

The determination as to whether an entity qualifies as a VIE depends on the underlying facts and circumstances surrounding each entity. Our assessment of whether an entity is a VIE and the determination of whether we should consolidate such VIE may require significant judgment. Those judgments include, but are not limited to: (1) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) evaluating whether the holders of the equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity; (3) determining whether two or more parties' equity interests should be aggregated; (4) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity; and (5) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group is most closely associated with the VIE in situations where related parties share power or are under common control. Judgments are also made in determining whether we, as a member in the equity group have a controlling financial interest, including power to direct activities that most significantly impact the VIE's economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis includes any interests we may have through related parties.

In addition, whether fees paid to the decision maker in the VIE are customary and commensurate with the level of services provided impacts whether the decision maker holds a variable interest, after factoring in all other economic interests including proportionate interests through related parties. Since Apollo is an affiliate and often is the decision maker for VIEs in which we have invested, this determination can be significant to our consolidation conclusion.

Determining which party is more closely associated with an entity is only performed when the related party group that has a controlling financial interest, shares power or is under common control. When the related party group holding a controlling financial interest is not under common control, then we would only be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on our behalf. There is also judgment involved in the determination of whether substantially all of the activities of a VIE investment are conducted on our behalf. This assessment is primarily qualitative and focused on relationships between us and the investment fund being evaluated, but also includes an analysis of the quantitative impacts of the investment fund on the economics we receive.

Additionally, determining whether a VIE meets the criteria of an investment company is qualitative in nature and may involve significant judgment. The significance of this distinction relates to whether the investment fund retains the specialized accounting afforded investment companies.

To be deemed an investment company an entity must, at a minimum, meet the following fundamental criteria: (1) obtain funds from one or more investors and provides the investor(s) with defined investment management services, (2) commit to its investor(s) that its business purpose and only substantive activities are investing funds solely for returns from capital appreciation, investment income, or both, and (3) it or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income.

If the three fundamental characteristics are met, we evaluate whether the entity possesses some or all of the following typical characteristics that are generally associated with an investment company: (1) has more than one investment, (2) has more than one investor, (3) has investors that are not related parties of the parent entity (if there is a parent) and the investment manager, (4) has ownership interests in the form of equity or partnership interests, and (5) manages substantially all of its investments on a fair value basis. Lacking one or more of these characteristics does not preclude an entity from being considered an investment company.  All relevant facts and circumstances are taken into consideration in making a final determination.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

In determining our income taxes, management is required to interpret complex income tax laws and regulations. We are subject to examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the relevant taxing authorities based on the technical merits of our position. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on our consolidated financial results. For more information regarding income taxes, refer to Note 15 – Income Taxes to the consolidated financial statements.

Accounting for income taxes represents our estimate of various events and transactions based on management's judgment and interpretation of the laws and regulations enacted as of the reporting date. Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax basis of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more-likely-than-not some portion of the tax benefit will not be realized. We have deferred tax assets primarily related to reserve valuation differences, net operating losses, DAC and employee benefit plans.
On a quarterly basis, we test the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
•sufficient taxable income within the allowed carryback or carryforward periods;

•	future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
•nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
•future taxable income exclusive of reversing temporary differences and carryforwards.

We may be required to change the provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities, when it becomes clear that certain items will not be challenged, when forecasted results used in determining valuation allowances on deferred tax assets significantly change, or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in our consolidated financial statements in the period to which these changes apply.

We have not provided for withholding taxes on undistributed earnings of our U.S. and German subsidiaries on our consolidated financial statements as of December 31, 2016. Although withholding taxes may apply in the event a dividend is paid by our U.S. or German subsidiaries, we have not accrued withholding taxes as we do not intend to remit these earnings. The cumulative amount subject to withholding tax, if distributed, as well as the determination of the associated tax liability, is not practicable to compute; however, it may be material to our consolidated financial condition and results of operations. Any dividends remitted to AHL from ALRe are not subject to withholding tax.

Impact of Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Risk Management Framework

The function of our risk management framework is to identify, assess and prioritize risks to ensure that both senior management and the board of directors understand and can manage our risk profile. The processes supporting risk management are designed to ensure that our risk profile is consistent with our stated risk appetite and that we maintain sufficient capital to support our corporate plan while meeting the requirements imposed by our policyholders, shareholders, and regulators. Risk management strives to enable us to maximize the value of our existing business platform to shareholders, preserve our ability to realize business and market opportunities under moderately stressful market conditions, and to withstand the impact of severely adverse events.

The risk management framework includes a governance committee structure that supports accountability in current risk-based decision making, and effective risk management. Governance committees are established at three levels: the board of directors, AHL management, and subsidiary management. We utilize a host of assessment tools to monitor and assess our risk profile, results of which are shared with senior management periodically at management level committees such as the management risk committee (MRC) and the management investment committee (MIC) and with the board of directors quarterly. Business management retains the primary responsibility for day-to-day management of risk. See Item 1A. Risk Factors for further detail.

Risk Management

The risk management team structure consists of an ERM team, a derivatives trading team and an asset risk team. The risk management team is led by our Chief Risk Officer, who reports functionally to the board of directors, and administratively (day-to-day operations), to our President. Our risk management team is comprised of approximately 30 dedicated, full-time employees.

Asset and Liability Management

Asset and liability risk management is a joint effort that spans business management and the entire risk management team. Processes established to analyze and manage the risks of our assets and liabilities include but are not limited to:

•	analyzing our liabilities to ascertain their sensitivity to behavioral variations and changes in market conditions and actuarial assumptions;

•	analyzing interest rate risk, cash flow mismatch, and liquidity risk management;

•	performing scenario and stress analyses to examine their impacts on capital and earnings;

•	performing cash flow testing and capital modeling;

•	modeling the values of the derivatives embedded in our policy liabilities so that they can be effectively hedged;

•	hedging unwanted risks, including from embedded derivatives, interest rate exposures and currency risks;

•	reviewing our corporate plan and strategic objectives, and identifying prospective risks to those objectives under normal and stressed economic, behavioral and actuarial conditions; and

•	providing appropriate risk reports that show consolidated risk exposures from assets and liabilities as well as the economic consequences of stress events and scenarios.

Product Development

Risk management is involved in all stages of the product development process and each newly proposed product undergoes review by our risk management team before a product may be launched. In the idea generation stage, our product, sales, legal and risk management teams discuss and screen new product ideas. Our risk management team is involved early on in the process in order to understand the risk inherent in each new product. If a product advances to the initial design stage, it undergoes preliminary pricing and model development. At this stage, our risk management team ensures the product design incorporates management levers to the extent practicable and that any potential risks are those that we believe we can properly manage. In the detailed design stage, pricing and risk analysis must be completed. Our risk management team then reviews the product’s pricing assumptions and must approve the product before it can advance to the implementation phase. At the implementation stage, our risk management team evaluates the pricing analysis and underlying assumptions (particularly assumptions with respect to economic and policyholder behavior), performs stress testing to evaluate tail risk exposure and performs further analysis to identify additional information necessary to gain a detailed understanding of the product’s capital implications. Our risk management team must provide approval again before the product can advance to the final stage. Before a new product may be launched, a detailed pricing memorandum is developed and the risk management team must provide final approval.

Market Risk and Management of Market Risk Exposures

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Included in market risk are potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. We are primarily exposed to credit risk, interest rate risk and, to a lesser extent, equity price risk.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Credit Risk and Counterparty Risk

In order to operate our business model, which is based on earning spread income, we must bear credit risk. However, as we assume credit risk through our investment, reinsurance and hedging activities, we endeavor to ensure that risk exposures remain diversified, that we are adequately compensated for the risks we assume and that the level of risk is consistent with our risk appetite and objectives.

Credit risk is a key risk taken in the asset portfolio, as the credit spread on our investments is what drives our spread income. We manage credit risk by avoiding idiosyncratic risk concentrations, understanding and managing our systematic exposure to economic and market conditions through stress testing, monitoring investment activity daily and distinguishing between price and default risk from credit exposures. Concentration and portfolio limits are designed to ensure that exposure to default and impairment risk is sufficiently modest so as to not represent a solvency risk to us, even in severe economic conditions.

The investment teams within AAM, which manage substantially all of our fixed income assets, except those of our German operations, focus on in-depth, bottom-up portfolio construction, and disciplined risk management. Their approach to taking credit risk is formulated based on:

•	a fundamental view on existing and potential opportunities at the security level;

•	an assessment of the current risk/reward proposition for each market segment;

•	identification of downside risks and assigning a probability for those risks; and

•	establishing a plan for best execution of the investment action.

A dedicated set of AHL risk managers, who are on-site with AAM, monitor the asset risks to ensure that such risks are consistent with our risk appetite, standards for committing capital, and overall strategic objectives. Our risk management team is also a key contributor to the OTTI/credit impairment evaluation process.

In addition to credit-risk exposures from our investment portfolio, we are also exposed to credit risk from our counterparty exposures from our derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association (“ISDA”) documents with a credit support annex having low or zero-dollar collateral thresholds.

We utilize reinsurance to mitigate risks that are inconsistent with our strategy or objectives. For example, we have reinsured much of the mortality risk we would otherwise have accumulated through our various acquisitions, allowing us to focus on our core annuity business. These reinsurance agreements expose us to the credit risk of our counterparties. We manage this risk to avoid counterparty risk concentrations through various mechanisms: utilization of reinsurance structures such as funds withheld or modco so as to retain ownership of the assets and limit counterparty risk to the cost of replacing the counterparty; diversification across counterparties; and when possible, novating policies to eliminate counterparty risk altogether.

Interest Rate Risk

Significant interest rate risk may arise from mismatches in the timing of cash flows from our assets and liabilities. Management of interest rate risk at the company-wide level, and at the various operating company levels, is one of the main risk management activities in which senior management engages.

Depending upon the materiality of the risk and our assessment of how we would perform across a spectrum of interest rate environments, we may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) and off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). We monitor ALM metrics (such as key-rate durations and convexity) and employ quarterly cash flow testing requirements across all of our insurance companies to assure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with our risk appetite. We have established a set of exposure and stress limits to communicate our risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the MRC and MIC (together, management committees) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate management committee then makes a decision as to what actions, if any, should be undertaken.

Active portfolio management is performed by our investment managers at AAM, with direction from the management committees. ALM risk is also managed by the management committees. The performance of our investment portfolio managed by AAM is reviewed periodically by the management committees and the board of directors. The management committees strive to improve returns to shareholders and protect policyholders, while dynamically managing the risk within our expectations.

Equity Risk

Our FIAs require us to make payments to policyholders that are dependent on the performance of equity market indices. In addition, our investment portfolio can be invested in strategies involving public and private equity positions. In general, we have limited appetite for passive, public equity investments. We seek to minimize the equity risk from our liabilities by economically defeasing this equity exposure with granular, policy-level-based hedging.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The equity index hedging framework implemented is one of static core hedges with dynamic overlays. Unique policy-level liability options are matched with static OTC options. Residual risk arising from policyholder behavior and other trading constraints (for example minimum trade size) are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk, and interest rate risk, are monitored and risk managed along the term structure.

We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We currently target fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. The alternative investments are decomposed into several sub-types, including at the most liquid end of the spectrum “liquid strategies,” (which is mostly exposure to publicly traded equities), followed by “hedge funds,” “credit funds,” “private equity,” and “real assets.” Direct public equity market exposure is concentrated mostly in the liquid strategies segment.

Our investment mandate in our alternative investment portfolio is inherently opportunistic. Each investment is examined and analyzed on its own merits to gain a full understanding of the risks present, and with a view toward determining likely return scenarios, including the ability to withstand stress in a downturn. We have a strong preference for alternative investments that have the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; and (3) investments that have less downside risk.

Alternative investments are monitored in real-time across the variety of markets that they span. The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio’s performance under stress scenarios is evaluated routinely as part of management and board of director reviews. Since alternative investments are marked-to-market on our balance sheet, risk analyses focus on potential changes in market value across a variety of market stresses. In cases where investment performance has not met expectations, or where the balance of risk and reward has shifted against it, we will seek to exit the investment as quickly as possible, and minimize its downside exposure in doing so.

Currency Risk

We manage our currency risk so as to maintain minimal exposure to currency fluctuations. We attempt to hedge completely the currency risk arising in our investment portfolio or FIA products. In general, we match currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk.

Scenario Analysis

We evaluate our exposure to market risk through internally defined modeling of our portfolio performance during times of economic stress. We manage our business, capital and liquidity needs to withstand stress scenarios and target capital we believe will maintain our current ratings in a moderate recession scenario and will remain investment grade under a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, we calibrate recessionary shocks to several key risk factors (including but not limited to, S&P 500, BBB corporate spreads, high yield corporate spreads, 2 year and 10 year U.S. Treasury yields) using data from the 1991, 2001, and 2008 recessions, and estimate mark to market impacts to the various sectors in our portfolio using regression analysis of their credit spreads to the key risk factors. To estimate OTTI impacts, we use historical default, stressed recovery, and ratings migration rates from the aforementioned recessionary periods. In the Lehman scenario, we use credit spread and interest rate movements between September 12, 2008 and December 15, 2008 to estimate mark to market changes, and we use one-year default probabilities from 2008, along with stressed recovery and ratings migration rates, to estimate OTTI impacts. We review the impacts of our stress test analyses quarterly with management.

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2016, the estimated point-in-time impact to our pre-tax consolidated statements of income would be an increase of $5 million as of December 31, 2016 compared to an increase of $23 million as of December 31, 2015. The decrease compared to prior year was driven primarily by growth of the assumed reinsurance embedded derivative. An immediate, parallel decline in interest rates of 25 basis points is estimated to decrease our pre-tax consolidated statements of income as of December 31, 2016 and 2015 by similar amounts to the increases shown above.

Assuming the 25 basis points increase in interest rates persists for a 12-month period, the estimated impact to operating income, net of tax, would be an increase of $25 million. This is driven by an increase in investment income from floating rate assets, offset by DAC, DSI and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The models used to estimate the impact of a 25 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

Public Equity Risk

Assuming all other factors are constant, we estimate that a decline in public equity market prices of 10% would cause a decrease to our pre-tax consolidated statements of income of $118 million as of December 31, 2016 compared to $112 million as of December 31, 2015.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Athene Holding Ltd.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for the years then ended present fairly, in all material respects, the financial position of Athene Holding Ltd. and its subsidiaries and the results of their operations and their cash flows in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of December 31, 2016 and 2015, and for the years then ended, listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Des Moines, Iowa

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Athene Holding Ltd.:

In our opinion, the accompanying consolidated statements of income, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of Athene Holding Ltd. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the year ended December 31, 2014 listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltd.
Hamilton, Bermuda

May 6, 2016, except for the effects of the revision discussed in Note 2 (not presented herein) to the consolidated financial statements appearing in the F pages of the Company’s Amendment No. 6 to Form S-1, as to which the date is October 25, 2016

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2016	2015
Assets
Investments
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2016 – $51,110 and 2015 – $48,227)	$52,033	$47,816
Equity securities (cost: 2016 – $319 and 2015 – $367)	353	407
Trading securities, at fair value	2,581	2,468
Mortgage loans, net of allowances (portion at fair value: 2016 – $44 and 2015 – $48)	5,470	5,500
Investment funds (portion at fair value: 2016 – $99 and 2015 – $152)	689	733
Policy loans	602	642
Funds withheld at interest (portion at fair value: 2016 – $140 and 2015 – $36)	6,538	3,482
Derivative assets	1,370	871
Real estate (portion held for sale: 2016 – $23 and 2015 – $0)	542	566
Short-term investments, at fair value (cost: 2016 – $189 and 2015 – $135)	189	135
Other investments	81	83
Total investments	70,448	62,703
Cash and cash equivalents	2,445	2,714
Restricted cash	57	116
Investments in related parties
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2016 – $341 and 2015 – $332)	335	308
Equity securities (cost: 2016 – $20 and 2015 – $0)	20	—
Trading securities, at fair value	195	217
Investment funds	1,198	997
Short-term investments	—	55
Other investments	237	245
Accrued investment income (related party: 2016 – $9 and 2015 – $9)	554	520
Reinsurance recoverable (portion at fair value: 2016 – $1,692 and 2015 – $2,377)	6,001	7,257
Deferred acquisition costs, deferred sales inducements and value of business acquired	2,964	2,663
Current income tax recoverable	107	113
Deferred tax assets	369	606
Other assets	869	749
Assets of consolidated variable interest entities
Investments
Available-for-sale securities, at fair value
Equity securities – related party (cost: 2016 – $143 and 2015 – $0)	161	—
Trading securities, at fair value
Fixed maturity securities (related party: 2016 – $50 and 2015 – $53)	50	722
Equity securities – related party	117	309
Investment funds (related party, at fair value: 2016 – $562 and 2015 – $516)	573	534
Cash and cash equivalents	14	6
Other assets	6	20
Total assets	$86,720	$80,854
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except share and per share data)	2016	2015
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (portion at fair value: 2016 – $6,574 and 2015 – $6,359)	$61,532	$57,296
Future policy benefits (portion at fair value: 2016 – $2,400 and 2015 – $2,478)	14,569	14,540
Other policy claims and benefits	217	234
Dividends payable to policyholders	974	856
Derivative liabilities	40	17
Payables for collateral on derivatives	1,383	867
Funds withheld liability (portion at fair value: 2016 – $6 and 2015 – $35)	380	388
Other liabilities (related party: 2016 – $56 and 2015 – $63)	685	776
Liabilities of consolidated variable interest entities
Borrowings	—	500
Other liabilities	34	17
Total liabilities	79,814	75,491
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2016 and 2015 – 425,000,000 shares; issued and outstanding: 2016 – 77,319,381 and 2015 – 50,151,265 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2016 and 2015 – 325,000,000 shares; issued and outstanding: 2016 – 111,805,829 and 2015 – 135,963,975 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 7,109,560 shares; issued and outstanding: 2016 – 3,474,205 and 2015 – 5,198,273 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 5,000,000 shares; issued and outstanding: 2016 – 1,067,747 and 2015 – 3,125,869 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 7,500,000 shares; issued and outstanding: 2016 – 1,346,300 and 2015 – 3,110,000 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 7,500,000 shares; issued and outstanding: 2016 – 5,397,802 and 2015 – 5,038,443 shares	—	—
Additional paid-in capital	3,421	3,281
Retained earnings	3,117	2,318
Accumulated other comprehensive income (loss) (related party: 2016 – $12 and 2015 – $(24))	367	(237)
Total Athene Holding Ltd. shareholders' equity	6,905	5,362
Noncontrolling interest	1	1
Total equity	6,906	5,363
Total liabilities and equity	$86,720	$80,854
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income

	Years ended December 31,
(In millions, except per share data)	2016	2015	2014
Revenues
Premiums	$240	$195	$100
Product charges	281	248	218
Net investment income (related party investment income: 2016 – $226, 2015 – $168 and 2014 – $77; and related party investment expense: 2016 – $295, 2015 – $268 and 2014 – $258)	2,916	2,508	2,333
Investment related gains (losses) (related party: 2016 – $(38), 2015 – $(19) and 2014 – $(1))	652	(430)	1,210
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(32)	(40)	(7)
Other-than-temporary impairment losses recognized in other comprehensive income	2	10	1
Net other-than-temporary impairment losses	(30)	(30)	(6)
Other revenues	34	25	20
Revenues of consolidated variable interest entities
Net investment income (related party: 2016 – $44, 2015 – $37 and 2014 – $(5))	67	67	174
Investment related gains (losses) (related party: 2016 – $(25), 2015 – $46 and 2014 – $46)	(53)	33	51
Total revenues	4,107	2,616	4,100
Benefits and Expenses
Interest sensitive contract benefits	1,293	690	1,822
Amortization of deferred sales inducements	40	20	4
Future policy and other policy benefits	1,043	517	696
Amortization of deferred acquisition costs and value of business acquired	304	203	119
Interest expense	9	17	22
Dividends to policyholders	37	28	44
Policy and other operating expenses (related party: 2016 – $22, 2015 – $18 and 2014 – $240)	615	532	797
Operating expenses of consolidated variable interest entities
Interest expense	12	15	17
Other operating expenses	1	2	47
Total benefits and expenses	3,354	2,024	3,568
Income before income taxes	753	592	532
Income tax expense (benefit)	(52)	14	54
Net income	805	578	478
Less: Net income attributable to noncontrolling interests	—	16	15
Net income available to Athene Holding Ltd. shareholders	$805	$562	$463

Earnings per share
Basic – Classes A, B and M-1[1]	$4.31	$3.21	$3.58
Diluted – Class A	4.21	3.21	3.52
Diluted – Class B	4.31	3.21	3.52
Diluted – Class M-1[1]	0.21	N/A	N/A

N/A – Not applicable
[1] Basic and diluted earnings per Class M-1 share was applicable only for the year ended December 31, 2016. Refer to Note 13 – Earnings Per Share for further discussion.
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2016	2015	2014
Net income	$805	$578	$478
Other comprehensive income (loss), before tax
Change in unrealized investment gains (losses) on available-for-sale securities, net of offsets	878	(1,314)	899
Change in noncredit component of other-than-temporary impairment losses, available-for-sale	(2)	(10)	(1)
Comprehensive income (loss) on hedging instruments	(5)	11	10
Comprehensive income (loss) on pension adjustments	—	12	(17)
Comprehensive loss on foreign currency translation adjustments	(8)	(4)	—
Other comprehensive income (loss), before tax	863	(1,305)	891
Income tax expense (benefit) related to other comprehensive income	259	(424)	317
Other comprehensive income (loss), after tax	604	(881)	574
Comprehensive income (loss)	1,409	(303)	1,052
Less: comprehensive income attributable to noncontrolling interests	—	16	15
Comprehensive income (loss) available to Athene Holding Ltd. shareholders	$1,409	$(319)	$1,037

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2013	$—	$1,348	$1,343	$70	$2,761	$94	$2,855
Net income	—	—	463	—	463	15	478
Other comprehensive income	—	—	—	574	574	—	574
Issuance of shares, net of expenses	—	719	—	—	719	—	719
Stock-based compensation	—	116	—	—	116	—	116
Retirement or repurchase of shares	—	(30)	(48)	—	(78)	—	(78)
Change in equity of noncontrolling interests	—	—	—	—	—	(76)	(76)
Balance at December 31, 2014	—	2,153	1,758	644	4,555	33	4,588
Net income	—	—	562	—	562	16	578
Other comprehensive loss	—	—	—	(881)	(881)	—	(881)
Issuance of shares, net of expenses	—	1,112	—	—	1,112	—	1,112
Stock-based compensation	—	17	—	—	17	—	17
Retirement or repurchase of shares	—	(1)	(2)	—	(3)	—	(3)
Change in equity of noncontrolling interests	—	—	—	—	—	(48)	(48)
Balance at December 31, 2015	—	3,281	2,318	(237)	5,362	1	5,363
Net income	—	—	805	—	805	—	805
Other comprehensive income	—	—	—	604	604	—	604
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	153	—	—	153	—	153
Retirement or repurchase of shares	—	(14)	(6)	—	(20)	—	(20)
Balance at December 31, 2016	$—	$3,421	$3,117	$367	$6,905	$1	$6,906

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income	$805	$578	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	304	203	119
Amortization of deferred sales inducements	40	20	4
Amortization (accretion) of net investment premiums, discounts, and other (related party: 2016 – $(6), 2015 – $(8) and 2014 – $0)	(172)	(77)	92
Payment at inception of coinsurance agreement	—	(10)	—
Stock-based compensation	81	67	373
Net investment (income) loss (related party: 2016 – $(51), 2015 – $(6) and 2014 – $(53))	(25)	8	(134)
Net recognized (gains) losses on investments and derivatives (related party: 2016 – $34, 2015 – $42 and 2014 – $0)	(342)	520	(1,463)
Policy acquisition costs deferred	(601)	(288)	(250)
Deferred income tax expense (benefit)	(19)	33	138
Changes in operating assets and liabilities:
Accrued investment income	(34)	38	4
Interest sensitive contract liabilities	918	879	2,144
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	328	(574)	(702)
Current income tax recoverable	8	15	(77)
Funds withheld assets and liabilities	(128)	(278)	—
Other assets and liabilities	(20)	(58)	(37)
Consolidated variable interest entities related:
Amortization (accretion) of net investment premiums, discounts, and other	3	4	(14)
Net investment loss	3	3	1
Net recognized (gains) losses on investments and derivatives (related party: 2016 – $3, 2015 – $(46) and 2014 – $(46))	25	(35)	(67)
Change in other assets and liabilities	25	1	(10)
Net cash provided by operating activities	1,199	1,049	599
			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2016	2015	2014
Cash flows from investing activities
Sales, maturities, and repayments of:
Available-for-sale securities
Fixed maturity securities (related party: 2016 – $78, 2015 – $65 and 2014 – $259)	$9,211	$10,424	$9,909
Equity securities	350	53	11
Trading securities (related party: 2016 – $26, 2015 – $72 and 2014 – $271)	748	1,226	807
Mortgage loans	1,176	788	1,062
Investment funds (related party: 2016 – $293, 2015 – $99 and 2014 – $228)	420	343	793
Derivative instruments and other invested assets (related party: 2016 – $8, 2015 – $0 and 2014 – $0)	468	1,151	1,863
Real estate	36	63	—
Short-term investments (related party: 2016 – $55, 2015 – $130 and 2014 – $0)	870	207	—
Purchases of:
Available-for-sale securities
Fixed maturity securities (related party: 2016 – $(82), 2015 – $(64) and 2014 – $(527))	(11,797)	(11,069)	(11,000)
Equity securities (related party: 2016 – $(20), 2015 – $0 and 2014 – $0)	(319)	(239)	(51)
Trading securities (related party: 2016 – $(39), 2015 – $(52) and 2014 – $(320))	(868)	(1,409)	(551)
Mortgage loans	(1,157)	(672)	(908)
Investment funds (related party: 2016 – $(441), 2015 – $(510) and 2014 – $(517))	(535)	(614)	(676)
Derivative instruments and other invested assets	(686)	(698)	(682)
Real estate	(39)	(6)	—
Short-term investments (related party: 2016 – $0, 2015 – $(85) and 2014 – $0)	(873)	(267)	(17)
Consolidated variable interest entities related:
Sales, maturities, and repayments of investments (related party: 2016 – $22, 2015 – $244 and 2014 – $1,401)	504	257	1,410
Purchases of investments (related party: 2016 – $(19), 2015 – $(17) and 2014 – $(482))	(19)	(17)	(491)
Change in restricted cash	—	—	23
Acquisition of subsidiaries, net of cash acquired	—	162	33
Cash settlement of derivatives	34	25	1
Change in restricted cash	59	(39)	37
Other investing activities, net	(185)	279	(241)
Net cash (used in) provided by investing activities	(2,602)	(52)	1,332
			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2016	2015	2014
Cash flows from financing activities
Capital contributions	$1	$1,116	$305
Repayment of note payables	—	(4)	(300)
Deposits on investment-type policies and contracts	5,791	3,460	3,393
Withdrawals on investment-type policies and contracts	(4,617)	(4,783)	(5,551)
Payments for coinsurance agreements on investment-type contracts, net	(89)	(153)	(320)
Consolidated variable interest entities related:
Proceeds from borrowings	—	—	319
Repayment on borrowings	(500)	—	(723)
Capital contributions from noncontrolling interests	—	—	21
Capital distributions to noncontrolling interests	—	(30)	(97)
Net change in cash collateral posted for derivative transactions	516	(535)	661
Repurchase of common stock	(20)	(3)	(78)
Other financing activities, net	73	21	42
Net cash provided by (used in) financing activities	1,155	(911)	(2,328)
Effect of exchange rate changes on cash and cash equivalents	(13)	(4)	—
Net (decrease) increase in cash and cash equivalents	(261)	82	(397)
Cash and cash equivalents at beginning of year[1]	2,720	2,638	3,035
Cash and cash equivalents at end of period[1]	$2,459	$2,720	$2,638

Supplementary information
Cash (refunded) paid for taxes	$(31)	$(34)	$59
Cash paid for interest	9	22	56
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements	3,441	1,182	418
Withdrawals on investment-type policies and contracts through reinsurance agreements	448	373	219
Investments received from settlements on reinsurance agreements	47	75	6
Investment funds acquired in exchange for non-cash assets and liabilities	—	473	—
Issuance of capital for payment of liabilities	—	—	199
Reduction in investments and other assets and liabilities relating to reinsurance	—	920	—

[1] Includes cash and cash equivalents of consolidated variable interest entities
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading retirement services company that issues, reinsures and acquires retirement savings products in all U.S. states, the District of Columbia and Germany.

We conduct business primarily through the following consolidated subsidiaries:

•	Athene Life Re Ltd., a Bermuda exempted company to which AHL's other insurance subsidiaries and third party ceding companies directly and indirectly reinsure a portion of their liabilities (ALRe);

•	Athene USA Corporation, an Iowa corporation and its subsidiaries (Athene USA); and

•	Athene Deutschland GmbH & Co. KG, a German partnership and its subsidiaries (ADKG).

In addition, we consolidate certain variable interest entities (VIEs), for which we determined we are the primary beneficiary, as discussed in Note 4 – Variable Interest Entities.

Consolidation and Basis of Presentation—Our consolidated financial statements include our wholly-owned subsidiaries, investees we control and any VIEs where we are the primary beneficiary. Investments in entities that we do not control, but have the ability to exercise significant influence over operating and financing decisions, other than investments for which we have elected the fair value option, are accounted for under the equity method. Intercompany balances and transactions have been eliminated.

For entities that are consolidated, but not 100% owned, we allocate a portion of the income or loss and corresponding equity to the owners other than the Company. We include the aggregate of the income or loss and corresponding equity that is not owned by the Company in noncontrolling interests in the consolidated financial statements.

We report investments in related parties and assets and liabilities of consolidated VIEs separately, as further described in the accounting policies that follow.

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual experience could materially differ from these estimates and assumptions. Our principal estimates impact:

•	fair value of investments;

•	impairment of investments and valuation allowances;

•	derivatives valuation, including embedded derivatives;

•	deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA);

•	future policy benefit reserves;

•	valuation allowances on deferred tax assets; and

•	stock-based compensation.

Additional details around these principal estimates and assumptions are discussed in the significant accounting policies that follow and the related footnote disclosures.

Summary of Significant Accounting Policies

Investments

Fixed Maturity and Equity Securities – Fixed maturity securities includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and redeemable preferred stock. Equity securities includes common stock, mutual funds and non-redeemable preferred stock. We classify fixed maturity and equity securities as available-for-sale (AFS) or trading at the time of purchase and subsequently carry them at fair value. Fair value hierarchy and valuation methodologies are discussed in Note 5 – Fair Value. Classification is dependent on a variety of factors including our expected holding period, election of the fair value option and asset and liability matching.

AFS Securities – Unrealized gains and losses on AFS securities, net of tax and adjustments to DAC, DSI, VOBA and future policy benefits, if applicable, are generally reflected in accumulated other comprehensive income (loss) (AOCI) on the consolidated balance sheets. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Trading Securities – We elected the fair value option for certain fixed maturity securities. These fixed maturity securities are classified as trading, with changes to fair value included in investment related gains (losses) on the consolidated statements of income. Although the securities are classified as trading, the trading activity related to these investments is primarily focused on asset and liability matching activities and is not intended to be an income strategy based on active trading. As such, the activity related to these investments on the consolidated statements of cash flows is classified as investing activities. Trading securities include mutual funds supporting unit-linked investment contracts.

We generally record security transactions on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets. For those security transactions not recorded on a trade date basis, such as private placement and investment fund purchases, we record on a settlement date basis.

Purchased Credit Impaired (PCI) Investments – We purchase certain structured securities, primarily RMBS and re-performing mortgage loans, having deterioration in credit quality since their issuance which meet the definition of PCI investments. We determined, based on our expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that we would not collect all contractually required payments, including both principal and interest, while also considering the effects of any prepayments for these PCI investments. Based on these assumptions, the difference between the undiscounted expected future cash flows of the PCI investments and the recorded investment represents the initial accretable yield, which is accreted into investment income, net of related expenses, over their remaining lives on a level-yield basis. The difference between the contractually required payments on the PCI investment and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change.

Quarterly, we evaluate the undiscounted expected future cash flows associated with PCI investments based on updates to key assumptions. Changes to undiscounted expected future cash flows due solely to the changes in the contractual benchmark interest rates on variable rate PCI investments will change the accretable yield prospectively. Declines in undiscounted expected future cash flows due to further credit deterioration, as well as changes in the expected timing of the cash flows, can result in the recognition of an other-than-temporary impairment (OTTI) charge for PCI securities or a valuation allowance for PCI loans. Significant increases in undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield.

Mortgage Loans – Mortgage loans are primarily stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We record amortization of premiums and discounts using the effective yield method and contractual cash flows on the underlying loan. We accrue interest on loans until it is probable we will not receive interest or the loan is 90 days past due. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income on the consolidated statements of income. We have also elected the fair value option on a portion of our mortgage loans.

Investment Funds – We invest in certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures (investment funds). For investment funds in which we have determined we are not the primary beneficiary, and therefore not required to consolidate, we typically record these investments using the equity method of accounting, where the cost is recorded as an investment in the fund. Adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (NAV) in the investment fund financial statements, which can be on a lag of up to three months when investee information is not received in a timely manner.

We record our proportionate share of investment fund income within net investment income on the consolidated statements of income. Contributions paid or distributions received by us are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, thus reducing our carrying value.

Policy Loans – Policy loans are funds provided to policyholders in return for a claim on the policy's account value. The funds provided are limited to a specified percentage of the account balance. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policy account balance. Policy loans are reported at the unpaid principal balance. Interest income is recorded as earned using the contract interest rate and is reported in net investment income on the consolidated statements of income.

Funds Withheld at Interest – Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with reinsurance agreements in which we act as reinsurer. Assets equal to statutory reserves are withheld and legally owned by the ceding company. We periodically settle interest accruing to those assets at rates defined by the terms of the agreement. The underlying agreements contain embedded derivatives as discussed below.

Real Estate – Real estate investments are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset, which is typically 40 years, and is included in net investment income on the consolidated statements of income. We periodically review our real estate investments for impairment and test for recoverability when events or changes in circumstances indicate the carrying value may not be recoverable and exceeds its estimated fair value. We recognize an impairment to fair value if the carrying amount of a property exceeds the expected undiscounted cash flows.

Real estate investments we commit to a plan to sell within one year and actively market are classified as held for sale. Real estate held for sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Short-term Investments – Short-term investments consists of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with our policies for those investments. Short-term loans are carried at amortized cost. Fair values are determined consistent with policies described in Note 5 – Fair Value for the respective investment type.

Investment Income – We recognize investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premiums and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupons. Realized gains and losses on sales of investments are included on the consolidated statements of income in investment related gains (losses). Realized gains and losses on investments sold are determined based on a first-in first-out method.

Other-Than-Temporary Impairment – We identify fixed maturity and equity securities that could potentially have impairments that are other-than-temporary by monitoring market events for changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions and other similar factors. Indicators of impairment may include changes in the issuers' credit ratings and outlook, frequency of late payments, pricing levels, key financial ratios, financial statements, revenue forecasts and cash flow projections.

We review all securities on a case-by-case basis to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer's financial position and access to capital; and (4) for fixed maturity securities, our ability and intent to sell a security or whether it is more likely than not that we will be required to sell the security before the recovery of its cost or amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine that a security is other-than-temporarily impaired, an impairment loss is recognized.

The recognition of impairment losses on fixed maturity securities is dependent upon the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its cost or amortized cost less any recorded credit loss, we recognize an OTTI in other-than-temporary impairment losses on the consolidated statements of income for the difference between amortized cost and fair value. If neither of these two conditions exists, then the recognition of the OTTI is bifurcated and we recognize the credit loss portion in income and the non-credit loss portion in AOCI on the consolidated balance sheets.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the estimated cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the estimated cash flows vary depending on the type of security. The structured security's cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. The non-structured security's cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security-specific facts and circumstances including timing, security interests and loss severity.

In periods after an OTTI is recognized on a fixed maturity security, we report the impaired security as if it had been purchased on the date it was impaired and continue to estimate the present value of the estimated cash flows of the security. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.

For equity method investments, we consider financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred. Declines in value of equity method investments not expected to be recovered are reflected through impairment in other-than-temporary impairment losses on the consolidated statements of income.

We impair a mortgage loan when it is probable we will not collect all amounts due under the agreement. We establish a general valuation allowance on mortgage loans based on loss history. Additionally, we establish a valuation allowance on individual loans based on expected losses from future dispositions or settlement, including foreclosures. We calculate the allowance based on how much the carrying value exceeds one of these values:

•	the present value of expected future cash flows discounted at the loan's original effective interest rate;

•	the value of the loan's collateral if it is in the process of foreclosure or otherwise collateral dependent; or

•	the loan's fair value if the loan is being sold.

We first apply any interest accrued or received on the net carrying amount of the impaired loan to the principal of the loan, and once the principal is repaid, we include amounts received in net investment income. We limit accrued interest income on impaired loans to 90 days of interest. Once accrued interest on the impaired loan is received, we recognize interest income on a cash basis. Loans deemed uncollectible or in foreclosure are charged off against the valuation allowances, and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses) on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The cost of other invested assets is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within other-than-temporary impairment losses, and the cost basis of the investment securities is reduced accordingly. We do not change the revised cost basis for subsequent recoveries in value.

Derivative Instruments—We invest in derivatives to hedge the risks experienced in our ongoing operations, such as equity risk, interest rate risk, cash flow risks or for other risk management purposes, which primarily involve managing liability risks associated with our indexed annuity products and reinsurance agreements. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or other underlying notional amounts. Derivative assets and liabilities are carried at fair value on the consolidated balance sheets. We elect to present any derivatives subject to master netting provisions as a gross asset or liability and gross of collateral. Disclosures regarding balance sheet presentation of derivatives subject to master netting agreements are discussed in Note 3 – Derivative Instruments. We may designate derivatives as cash flow or fair value hedges.

Hedge Documentation and Hedge Effectiveness – To qualify for hedge accounting, at the inception of the hedging relationship, we formally document our risk management objective and strategy for undertaking the hedging transaction, as well as our designation of the hedge as a cash flow or fair value hedge. In this documentation, we identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method that will be used to retrospectively and prospectively assess the hedging instrument's effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

For a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within AOCI, and the related gains or losses on the derivative are reclassified into the consolidated statements of income when the cash flows of the hedged item affect earnings. Any ineffectiveness is reported in investment related gains (losses) on the consolidated statements of income each reporting period as effectiveness is assessed.

For a fair value hedge, changes in the fair value of the hedging derivative, including any amounts measured as ineffective, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported on the consolidated statements of income according to the nature of the risk being hedged.

We discontinue hedge accounting prospectively when: (1) we determine the derivative is no longer highly effective in offsetting changes in the estimated cash flows or fair value of a hedged item; (2) the derivative expires, is sold, terminated, or exercised; or (3) the derivative is de-designated as a hedging instrument. When hedge accounting is discontinued, the derivative continues to be carried on the consolidated balance sheets at fair value, with changes in fair value recognized in investment related gains (losses) on the consolidated statements of income.

For a derivative not designated as a hedge, changes in the derivative's fair value and any income received or paid on derivatives at the settlement date are included in investment related gains (losses) on the consolidated statements of income.

Embedded Derivatives – We issue and reinsure products, primarily fixed indexed annuity products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract. Changes in the fair value of embedded derivatives associated with fixed indexed annuities are reflected in interest sensitive contract benefits on the consolidated statements of income. Embedded derivatives that are not clearly and closely related to the host contract within a financial asset are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains and losses on the host contract and derivative will be reflected within investment related gains (losses) on the consolidated statements of income.

Fixed indexed annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component where interest credited is based on the performance of common stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as were used to project policy contract values. For contracts we issue to policyholders, the embedded derivative cash flows are discounted using a rate that reflects our credit rating. For funds withheld reinsurance contracts, we do not use a credit spread as the funds are backed by the cedant's collateral. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy's life. The host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Additionally, reinsurance agreements written on a modified coinsurance (modco) or funds withheld coinsurance (funds withheld) basis contain embedded derivatives. The right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represent a total return swap with a floating rate leg. The fair value of embedded derivatives on modco and funds withheld agreements is computed as the unrealized gain (loss) on the underlying assets and is included in the funds withheld at interest and funds withheld liability lines on the consolidated balance sheets for assumed and ceded agreements, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the consolidated statements of income. Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the consolidated statements of cash flows.

Variable Interest Entities—An entity that does not have sufficient equity to finance its activities without additional financial support, or in which the equity investors, as a group, do not have the characteristics of a controlling financial interest is a VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and may require significant judgment. Our investment funds generally qualify as VIEs and are evaluated for consolidation under the VIE model.

We are required to consolidate a VIE if we are the primary beneficiary, defined as the variable interest holder with both the power to direct the activities that most significantly impact the VIE's economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. We determine whether we are the primary beneficiary of an entity based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and our relative exposure to the related risks of the VIE. Since affiliates of Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo), a related party, are the decision makers in certain of the investment funds, we and a member of our related party group may together have the characteristics of the primary beneficiary of an investment fund. In this situation, we have concluded we are not under common control, as defined by GAAP, with the related party, and therefore consolidate in the circumstances when substantially all of the activities of the VIE are conducted on our behalf. We reassess the VIE and primary beneficiary determinations on an ongoing basis.

If we are not the primary beneficiary, but are able to exert significant influence over the VIE’s operations, we record the VIE as an equity method investment. If we are not able to exercise significant influence, generally on investment funds in which we own a less than a 3% interest, we elect the fair value option.

See Note 4 – Variable Interest Entities for discussion of our interest in entities that meet the definition of a VIE.
Business Combinations and Goodwill—Business combination transactions are accounted for under the acquisition method. Accordingly, the purchase consideration is allocated to assets and liabilities based on their estimated fair value at the acquisition date. The consideration for the net assets acquired is determined prior to the assessment of the fair value of the net assets at the acquisition date. We have identified several intangible assets acquired in business combinations including VOBA, acquired distribution channels and state licenses. We value VOBA as described below under Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired. We value distribution channels using the multi-period excess earnings method under the income approach and the state licenses using the market approach. Distribution channels and state licenses are included in other assets on the consolidated balance sheets.

Goodwill represents the excess of purchase consideration over the acquisition date fair value of net assets acquired and is included in the other assets on the consolidated balance sheets. Goodwill is not amortized but reviewed for impairment annually or more frequently if events occur or circumstances change indicating potential impairment has occurred. If the acquisition date fair value of the net assets acquired exceeds the purchase consideration in a business combination, a bargain purchase gain is recorded on the consolidated statements of income. See Note 6 – Business Combinations for details of business combination transactions.

Reinsurance—We assume and cede insurance and investment contracts under coinsurance, funds withheld and modco. We follow reinsurance accounting for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk consisting of underwriting, investment, timing risk and any other significant risks. Cessions under reinsurance do not discharge our obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. We generally have the right of offset on reinsurance contracts, but have elected to present reinsurance settlement amounts due to and from the Company on a gross basis.

For investment contracts, assets and liabilities assumed or ceded under coinsurance, funds withheld, or modco are presented gross on the consolidated balance sheets. The change in assumed and ceded reserves, deposits and withdrawals are presented net in the interest sensitive contract benefits line on the consolidated statements of income. For insurance contracts, assets and liabilities assumed or ceded are presented gross on the consolidated balance sheets. The change in assumed and ceded reserves and benefits are presented net in the future policy and other policy benefits line on the consolidated statements of income. Assumed or ceded premiums are included in the premiums line of the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Accounting for reinsurance requires the use of assumptions upon agreement inception, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We attempt to minimize our counterparty credit risk through the structuring of the terms of our reinsurance agreements, including the use of trusts, and we monitor credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, we record accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. We periodically compare actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities. Refer to Note 7 – Reinsurance for more information.

Funds Withheld – For business assumed or ceded on a funds withheld basis, a funds withheld segregated portfolio comprised of invested assets and other assets is maintained by the ceding entity, which are sufficient to support the current balance of policy benefit liabilities of the ceded business on a statutory basis. The fair value of the funds withheld account is recorded as a funds withheld asset or liability and accrues interest payable at rates defined by the agreement terms and is settled periodically.

Modco – Modco is similar to funds withheld, except that the policy benefit liabilities are also not transferred to the assuming entity. For business assumed or ceded on a modco basis, the fair value of the funds withheld is accounted for under the same method described for funds withheld reinsurance above. Assumed policy benefit liabilities are included in interest sensitive contract benefits and ceded policy benefit liabilities are included in reinsurance recoverable on the consolidated balance sheets.

Cash and Cash Equivalents—Cash and cash equivalents include deposits and short-term highly liquid investments with a maturity of less than 90 days from the date of acquisition. Amounts included are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value.

Restricted Cash—Restricted cash primarily consists of cash and cash equivalents held in funds in trust as part of certain coinsurance agreements to secure statutory reserves and liabilities of the coinsured parties. Restricted cash is reported separately on the consolidated balance sheets. Changes in the restricted cash balance are reported in investing activities on the consolidated statements of cash flows.

Investments in Related Parties—Investments in related parties and associated earnings, other comprehensive income and cash flows are separately identified on the consolidated financial statements and accounted for consistently with the policies described above for each category of investment.

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements – Costs related to direct and successful efforts of acquiring new business are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets. We adjust the DAC and DSI balances due to the effects of net unrealized investment gains and losses on AFS securities. We perform periodic tests to determine if the deferred costs remain recoverable, including at issue. If financial performance significantly deteriorates to the point where a premium deficiency exists, then we record a cumulative charge to the current period. Each reporting period, we update estimated gross profits with actual gross profits as part of the amortization process for the interest sensitive policies. We also periodically revise the key assumptions used in the calculation of the amortization of DAC and DSI which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

Deferred costs related to interest sensitive life and investment-type policies, with significant revenue streams from sources other than investment of the policyholder funds, are amortized over the lives of the policies, in relation to the present value of gross profits including investment spread margins, surrender charge income, policy administration, changes in the guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves and realized gains and losses on investments. Current period gross profits for fixed indexed annuities also include the impact of amounts for the change in fair value of the derivatives and the change in fair value of the embedded derivatives. Estimates of the future gross profits are based on assumptions using accepted actuarial methods.

Deferred costs related to contracts with only investment related sources of revenues are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved such that the present value of future liability cash flows is equal to the net liability at the inception of the contract.

Value of Business Acquired – We establish VOBA for insurance contract blocks assumed with the acquisition of insurance entities. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions, and are further described in future policy benefits and interest sensitive contract liabilities. VOBA is the difference between the fair value and the reserves. VOBA can be either positive or negative. For interest sensitive life and investment-type contracts, any negative VOBA is recorded in interest sensitive contract liabilities on the consolidated balance sheets. For long duration and insurance contracts, any negative VOBA is recorded as part of future policy benefits on the consolidated balance sheets. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

VOBA associated with funding agreements and immediate annuity contracts classified as investment contracts is amortized using the interest method. VOBA associated with immediate annuity contracts classified as long duration contracts is amortized at a constant rate in relation to net policyholder liabilities. For accumulation products, which include interest sensitive life and investment-type contracts with significant non-investment sources of revenue, VOBA is amortized in relation to the present value of estimated gross profits using methods consistent with those used to amortize DAC. Negative VOBA is amortized at a constant rate in relation to applicable net policyholder liabilities.

We adjust the VOBA balance due to the OCI effects of unrealized investment gains or losses on AFS securities. We perform periodic tests to determine if the VOBA remains recoverable. If financial performance significantly deteriorates to the point where a premium deficiency exists, then we record a cumulative charge to the current period. Each reporting period, we update estimated gross profits with actual gross profits as part of the amortization process for the interest sensitive policies. We also periodically revise the key assumptions used in the calculation of the amortization of the VOBA which results in updates to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

See Note 8 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further discussion.

Interest Sensitive Contract Liabilities—Interest sensitive life and investment-type contracts include fixed indexed and traditional fixed annuities in the accumulation phase, funding agreements, universal life insurance, fixed indexed universal life insurance, unit-linked contracts and immediate annuities without significant mortality risk. We carry liabilities for fixed annuities, universal life insurance, unit-linked contracts and funding agreements at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic) which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as a present value of future liability cash flows at contractual interest rates.

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of income. Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See Note 7 – Reinsurance for more information on reinsurance.

Future Policy Benefits—We issue contracts classified as long-duration, which includes endowments, term and whole life, accident and health, disability, and deferred and immediate annuit    ies with life contingencies. Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2016, the reserve investment yield assumptions for non-participating contracts range from 3.31% to 5.44% and are specific to our expected earned rate on the asset portfolio supporting the reserves. Liabilities for participating long-duration contracts are established using accepted actuarial valuation methods, which require the use of guaranteed interest and mortality assumptions. As of December 31, 2016, the reserve guaranteed interest assumptions for participating contracts range from 1.25% to 4.00% and are based on interest rates guaranteed to our policyholders. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

For long-duration contracts, the assumptions are locked in at contract inception and only modified if we deem the reserves to be inadequate. We periodically review actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net GAAP liability (gross reserves less DAC, DSI and VOBA) is less than the gross premium liability, impairment is deemed to have occurred, and the DAC, DSI and VOBA asset balances are reduced until the net GAAP liability is equal to the gross premium liability. If the DAC, DSI and VOBA asset balances are completely written off and the net GAAP liability is still less than the gross premium liability, then an additional liability is posted to arrive at the gross premium liability.

We issue and reinsure deferred annuity contracts which contain GLWB and GMDB riders. We establish future policy benefits for GLWB and GMDB by estimating the expected value of withdrawal and death benefits in excess of the projected account balance. We recognize the excess proportionally over the accumulation period based on total expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, mortality and market conditions affecting the account balance growth.

Future policy benefits includes liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. We establish future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. We recognize these benefits proportionally over the life of the contracts based on total expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, mortality and market conditions affecting the account balance growth.

Changes in future policy benefits are recorded in future policy and other policy benefits on the consolidated statements of income. Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See Note 7 – Reinsurance for more information on reinsurance.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Closed Block Business—Two closed blocks of policies were established in connection with the reorganization of two predecessor subsidiaries from mutual companies to stock companies, collectively referred to as the Closed Blocks, and individually referred to as the AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) and the Indianapolis Life Insurance Company (ILICO) closed block (ILICO Closed Block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the respective closed block. The Closed Blocks were designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganization, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including related revenue, allocated to the Closed Blocks will accrue solely to the benefit of the policyholders included in the Closed Blocks until they no longer exist. A policyholder dividend obligation is required to be established for earnings in the Closed Blocks that are not available to the shareholders. See Note 9 – Closed Block for more information on the Closed Blocks.

Other Policy Claims and Benefits—Other policy claims and benefits include amounts payable relating to in course of settlements (ICOS) and incurred but not reported (IBNR) liabilities associated with interest sensitive contract liabilities and future policy benefits. For traditional life and universal life policies, ICOS claim liabilities are established when we are notified of the death of the policyholder but the claim has not been paid as of the reporting date. For immediate annuities and supplemental contracts, ICOS claim liabilities are established to accrue suspended benefit payments between the date of notification of death and the date of verification of death.

We determine IBNR claim liabilities using studies of past experience. The time that elapses from the death or claim date to when the claim is reported to us can vary significantly by product type, but generally ranges between one to six months for life business. We estimate IBNR claims on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized.

Dividends Payable to Policyholders—Participating policies entitle the policyholders to receive dividends based on actual interest, mortality, morbidity and expense experience for the year. Dividends are distributed to the policyholders through annual or terminal dividends which the Board of Directors of the applicable insurance subsidiary approves. As of December 31, 2016 and 2015, 88% and 78%, respectively, of traditional life policies inclusive of ceded policies were paying dividends, and the related liability is recorded in dividends payable to policyholders on the consolidated balance sheets. Premiums related to policies paying dividends represented 45%, 22% and 11% of total life insurance direct premiums and deposits for the years ended December 31, 2016, 2015 and 2014, respectively. Traditional life policies inclusive of ceded policies represented 81% and 78% of the Company's individual life policies in force as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, all of the non-separate account unit-linked policies were paying dividends, and the related liability is recorded in dividends payable to policyholders on the consolidated balance sheets. There were no material deposits related to non-separate account unit-linked policies paying dividends for the years ended December 31, 2016 and 2015. Non-separate account unit-linked policies represented an insignificant percentage of our interest sensitive contracts in force as of December 31, 2016 and 2015.

Policyholder dividend liabilities are recorded in dividends payable to policyholders on the consolidated balance sheets and policyholder dividends are recorded in dividends to policyholders on the consolidated statements of income. For participating policies issued by our German subsidiaries, dividends payable to policyholders includes an adjustment to recognize timing differences between GAAP and local statutory earnings that reverse and enter into future calculations of dividends to policyholders. Except for changes due to unrealized gains or losses on AFS securities, the change in this adjustment is recorded in dividends to policyholders on the consolidated statements of income. Changes in this adjustment due to unrealized gains or losses on AFS securities are recorded in OCI.

Stock-Based Compensation—We have stock-based compensation plans under which restricted, incentive compensation share awards may be granted to our employees and directors and employees of Athene Asset Management, L.P. (AAM) as described in Note 12 – Stock-based Compensation. We recognize the fair value of stock-based compensation over a participant's requisite service period through a charge to compensation expense and a corresponding entry to equity or a liability based on vesting criteria and other pertinent terms of the awards. Stock-based awards are accounted for as equity awards in instances where the awards' vesting are linked to a market, performance or service condition. Equity awards to employees are generally expensed based on the grant date fair value. For equity awards issued to non-employees, the fair value is remeasured through completion of counterparty performance. Employee and non-employee stock-based awards are accounted for as liabilities in instances where the awards' vesting criteria are linked to a factor other than a market, performance or service condition. Liability awards are remeasured each reporting period until settlement. In the event that awards are reclassified from liability to equity due to modification or other changes in circumstances, they are remeasured at fair value through the date of reclassification.

Earnings Per Share—We compute basic earnings per share (EPS) by dividing unrounded net income available to Athene Holding Ltd. shareholders by the weighted average number of common shares eligible for earnings and outstanding for the period. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Diluted earnings per share includes the effect of all potentially dilutive common shares, options and restricted stock units (RSUs) outstanding during the period. See Note 13 – Earnings Per Share for further information.

Foreign Currency—The accounts of foreign-based subsidiaries are measured using the functional currency of the subsidiary. Revenue and expenses of these businesses are translated into United States dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. The resulting translation adjustments are included in equity as a component of AOCI. Gains or losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in net income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Recognition of Revenues and Related Expenses—Revenues for annuity and universal life-type products, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest sensitive contract benefits related to annuity products include interest credited to policyholder account balances. In addition, the change in fair value of embedded derivatives within fixed indexed annuity contracts is included in interest sensitive contract benefits on the consolidated statements of income.

For certain assumed reinsurance transactions involving in force blocks of business, the ceding company may pay a premium equal to the initial required reserve (future policy benefit). In such transactions, we net the expense associated with the establishment of the reserve against the premiums from the transaction in interest sensitive contract benefits on the consolidated statements of income.

Premiums for traditional life insurance products, including products with fixed and guaranteed premiums and benefits, are recognized as revenues when due from policyholders.

All insurance related revenue is reported net of reinsurance ceded.

Income Taxes—We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities attributable to changes in enacted income tax rates are recorded in the period of enactment. Such temporary differences are primarily due to the tax basis of reserves, DAC, unrealized investment gains/losses, reinsurance related differences, embedded derivatives and net operating loss carryforwards. Changes in deferred income tax assets and liabilities associated with components of OCI are recorded directly to OCI. We evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized. We adjust the valuation allowance if, based on our evaluation, there is a change in the amount of deferred income tax assets that are deemed more likely than not to be realized. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. We recognize any income tax interest and penalties in income tax expense.

See Note 15 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

Adopted Accounting Pronouncements

Fair Value Measurement – Net Asset Value (ASU 2015-07)
This update has a disclosure-only impact for entities that measure investments using NAV per share under the practical expedient in the fair value measurement guidance. We adopted this standard effective January 1, 2016, and have removed investments that are measured at NAV as a practical expedient from the fair value hierarchy in all periods presented in the notes to the consolidated financial statements.

Cloud Computing Arrangements (ASU 2015-05)
This update clarifies whether a cloud computing arrangement is an intangible asset or a service contract. We adopted this standard effective January 1, 2016, and the adoption of this update did not have a material effect on our consolidated financial statements.

Stock-Based Compensation (ASU 2014-12)
This update requires a performance target in a share-based payment arrangement that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. We adopted this standard effective January 1, 2016, and the adoption of this update did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05)
The amendments in this update clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. We will be required to adopt this standard on a retrospective or modified retrospective basis effective January 1, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Intangibles – Simplifying the Test for Goodwill Impairment (ASU 2017-04)
The amendments in this update simplify the subsequent measurement of goodwill by eliminating the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill to determine the goodwill impairment loss. With the adoption of this guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. We will be required to adopt this standard prospectively effective January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Business Combinations – Clarifying the Definition of a Business (ASU 2017-01)
The amendments in this update clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. We will be required to adopt this standard effective January 1, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Statement of Cash Flows – Restricted Cash (ASU 2016-18)
This update requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. We will be required to adopt this standard retrospectively for each period presented effective January 1, 2018. Early adoption is permitted. The adoption of this update will require us to change the presentation on the consolidated statements of cash flows for restricted cash or restricted cash equivalents; however, we do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Consolidation – Interest Held through Related Parties under Common Control (ASU 2016-17)
This update amends the consolidation guidance to change how indirect interests in VIEs are evaluated by a reporting entity when determining whether or not it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Currently, if a single decision maker and its related parties are under common control, the single decision maker is required to consider indirect interests held through related parties to be the equivalent of direct interests in their entirety. The amendments change the evaluation of indirect interests to be considered on a proportionate basis. We will be required to adopt this standard retrospectively for each period presented effective January 1, 2017. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Income Taxes – Intra-Entity Transfers (ASU 2016-16)
This update requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets, other than inventory. Currently, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. We will be required to adopt this standard on a modified retrospective basis effective January 1, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Statement of Cash Flows (ASU 2016-15)
This update provides specific guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update also clarifies the application of the predominance principle when cash receipts and cash payments have aspects of more than one class of cash flows. We will be required to adopt this standard effective January 1, 2018. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Financial Instruments – Credit Losses (ASU 2016-13)
This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. Available-for-sale fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this standard effective January 1, 2020. Early adoption is permitted effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Revenue Recognition (ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09)
ASU 2014-09 indicates an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 provided for a one-year deferral of the effective date, which will require us to adopt this standard effective January 1, 2018. ASU 2016-08 amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-10 clarifies the identification of performance obligations as well as licensing implementation guidance. ASU 2016-11 brings existing Securities and Exchange Commission (SEC) guidance into conformity with revenue recognition accounting guidance of ASU 2014-09 discussed above. ASU 2016-12 provides clarification on assessing collectability, presentation of sales tax, non-cash consideration and transition. ASU 2016-20 addresses necessary technical corrections and improvements to clarify codification amended by ASU 2014-09 within Topic 606. The revenue recognition updates replace all general and most industry-specific revenue recognition guidance, excluding insurance contracts, leases, financial instruments and guarantees, which have been scoped out of the update. Since the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards, only a portion of our revenues are impacted by this guidance. Our evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, and identifying and determining the accounting for any related contract costs.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
This update simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, forfeitures and classification on the statement of cash flows. We will be required to adopt this standard effective January 1, 2017. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Equity Method and Joint Ventures (ASU 2016-07)
This update eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. We will be required to adopt this standard effective January 1, 2017. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Derivatives and Hedging – Contingent Put and Call Options (ASU 2016-06)
This update is intended to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to debt hosts. We will be required to adopt this standard effective January 1, 2017. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Derivatives and Hedging – Effects of Derivative Contract Novation (ASU 2016-05)
This update is intended to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require a de-designation of that hedging relationship provided all other hedge accounting criteria continue to be met. We will be required to adopt this standard effective January 1, 2017. We do not expect the adoption of this update to have a material effect on our consolidated financial statements.

Leases (ASU 2016-02)
This update is intended to increase transparency and comparability for lease transactions. A lessee is required to recognize an asset and a liability for all lease arrangements longer than 12 months. Lessor accounting is largely unchanged. We will be required to adopt this standard on a modified retrospective basis effective January 1, 2019. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01)
This update retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. We currently recognize changes in fair value related to AFS equity securities in AOCI on the consolidated balance sheets. We will be required to adopt this standard with a cumulative-effect adjustment to beginning retained earnings effective January 1, 2018. Refer to Note 2 – Investments for further information on the unrealized gains and losses of our AFS equity securities.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

2. Investments

Available-for-sale Securities—The following table represents the cost or amortized cost, gross unrealized gains and losses, fair value and OTTI in AOCI of our AFS investments by asset type. Our AFS investment portfolio includes direct investments in affiliates of Apollo where Apollo can exercise significant influence over the affiliates. These investments are presented as investments in related parties on the consolidated balance sheets, and are separately disclosed below.

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	$—
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	—
Foreign governments	2,098	143	(6)	2,235	—
Corporate	29,433	901	(314)	30,020	2
CLO	4,950	14	(142)	4,822	—
ABS	2,980	25	(69)	2,936	—
CMBS	1,835	38	(26)	1,847	—
RMBS	8,731	313	(71)	8,973	15
Total fixed maturity securities	51,110	1,552	(629)	52,033	17
Equity securities	319	35	(1)	353	—
Total AFS securities	51,429	1,587	(630)	52,386	17
Fixed maturity securities – related party
CLO	284	1	(6)	279	—
ABS	57	—	(1)	56	—
Total fixed maturity securities – related party	341	1	(7)	335	—
Equity securities – related party	20	—	—	20	—
Total AFS securities – related party	361	1	(7)	355	—
Total AFS securities including related party	$51,790	$1,588	$(637)	$52,741	$17

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$44	$1	$—	$45	$—
U.S. state, municipal and political subdivisions	1,075	100	(10)	1,165	7
Foreign governments	2,467	17	(20)	2,464	—
Corporate	26,979	523	(566)	26,936	2
CLO	4,943	4	(392)	4,555	—
ABS	2,944	33	(59)	2,918	—
CMBS	1,725	33	(20)	1,738	—
RMBS	8,050	128	(183)	7,995	6
Total fixed maturity securities	48,227	839	(1,250)	47,816	15
Equity securities	367	40	—	407	—
Total AFS securities	48,594	879	(1,250)	48,223	15
Fixed maturity securities – related party
CLO	271	—	(23)	248	—
ABS	61	—	(1)	60	—
Total AFS securities – related party	332	—	(24)	308	—
Total AFS securities including related party	$48,926	$879	$(1,274)	$48,531	$15

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	December 31, 2016
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$831	$835
Due after one year through five years	6,958	7,092
Due after five years through ten years	11,299	11,520
Due after ten years	13,526	14,008
CLO, ABS, CMBS and RMBS	18,496	18,578
Total AFS fixed maturity securities	51,110	52,033
Fixed maturity securities – related party, CLO and ABS	341	335
Total AFS fixed maturity securities including related party	$51,451	$52,368

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below cost or amortized cost:

	December 31, 2016
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1	$—	$—	$—	$1	$—
U.S. state, municipal and political subdivisions	85	(1)	2	—	87	(1)
Foreign governments	137	(5)	9	(1)	146	(6)
Corporate	6,136	(228)	1,113	(86)	7,249	(314)
CLO	388	(2)	3,102	(140)	3,490	(142)
ABS	865	(17)	767	(52)	1,632	(69)
CMBS	576	(18)	183	(8)	759	(26)
RMBS	1,143	(19)	1,727	(52)	2,870	(71)
Total fixed maturity securities	9,331	(290)	6,903	(339)	16,234	(629)
Equity securities	179	(1)	—	—	179	(1)
Total AFS securities	9,510	(291)	6,903	(339)	16,413	(630)
Fixed maturity securities – related party
CLO	68	—	100	(6)	168	(6)
ABS	—	—	56	(1)	56	(1)
Total fixed maturity securities – related party	68	—	156	(7)	224	(7)
Equity securities – related party	14	—	—	—	14	—
Total AFS securities – related party	82	—	156	(7)	238	(7)
Total AFS securities including related party	$9,592	$(291)	$7,059	$(346)	$16,651	$(637)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2015
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$4	$—	$2	$—	$6	$—
U.S. state, municipal and political subdivisions	63	(9)	8	(1)	71	(10)
Foreign governments	711	(20)	—	—	711	(20)
Corporate	7,810	(450)	554	(116)	8,364	(566)
CLO	2,934	(169)	1,555	(223)	4,489	(392)
ABS	1,484	(37)	371	(22)	1,855	(59)
CMBS	577	(11)	119	(9)	696	(20)
RMBS	4,672	(128)	995	(55)	5,667	(183)
Total AFS securities	18,255	(824)	3,604	(426)	21,859	(1,250)
Fixed maturity securities – related party
CLO	139	(14)	72	(9)	211	(23)
ABS	60	(1)	—	—	60	(1)
Total AFS securities – related party	199	(15)	72	(9)	271	(24)
Total AFS securities including related party	$18,454	$(839)	$3,676	$(435)	$22,130	$(1,274)

As of December 31, 2016, we held 2,117 AFS securities that were in an unrealized loss position. Of this total, 899 were in an unrealized loss position longer than 12 months. As of December 31, 2016, we held 14 related party AFS securities that were in an unrealized loss position. Of this total, 10 were in an unrealized loss position longer than 12 months. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the year ended December 31, 2016, we incurred $30 million of net OTTI, of which $5 million related to intent-to-sell impairments. These securities were impaired to fair value as of the impairment date. The remainder of net OTTI of $25 million related to credit impairments, of which $14 million related to credit loss impairments that we impaired to fair value and did not bifurcate a portion of the impairment in AOCI. The credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities' total OTTI was recognized in AOCI:

	Years ended December 31,
(In millions)	2016	2015	2014
Beginning balance	$22	$8	$3
Initial impairments – credit loss OTTI recognized on securities not previously impaired	8	19	3
Additional impairments – credit loss OTTI recognized on securities previously impaired	3	1	2
Reduction in impairments from securities sold	(9)	(2)	—
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in AOCI	(8)	(4)	—
Ending balance	$16	$22	$8

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Net Investment Income—Net investment income by asset type consists of the following:

	Years ended December 31,
(In millions)	2016	2015	2014
AFS securities
Fixed maturity securities	$2,293	$2,051	$1,868
Equity securities	9	7	6
Trading securities	238	196	136
Mortgage loans, net of allowances	355	320	347
Investment funds	180	109	177
Funds withheld at interest	82	54	46
Other	62	44	24
Investment revenue	3,219	2,781	2,604
Investment expenses	(303)	(273)	(271)
Net investment income	$2,916	$2,508	$2,333

Investment Related Gains (Losses)—Investment related gains (losses) by asset type consist of the following:

	Years ended December 31,
(In millions)	2016	2015	2014
AFS fixed maturity securities
Gross realized gain on investment activity	$138	$150	$203
Gross realized loss on investment activity	(54)	(86)	(22)
Net realized investment gains on fixed maturity securities	84	64	181
Net realized investment gains (losses) on trading securities	(33)	(228)	242
Derivative gains (losses)	596	(277)	792
Other gains (losses)	5	11	(5)
Investment related gains (losses)	$652	$(430)	$1,210

Proceeds from sales of AFS securities were $4,662 million, $6,899 million and $6,391 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Included in net realized investment gains (losses) on trading securities are gains of $38 million, losses of $133 million and gains of $258 million resulting from the change in unrealized gains or losses for the underlying securities we still held as of December 31, 2016, 2015 and 2014, respectively. Also included in net realized investment gains (losses) on trading securities are related party losses of $10 million, losses of $10 million and gains of $13 million resulting from the change in unrealized gains or losses for the underlying securities we still held as of December 31, 2016, 2015 and 2014, respectively.

PCI Investments—The following table summarizes our PCI investments:

	December 31,
	2016	2015	2016
(In millions)	Fixed maturity securities		Mortgage loans[3]
Contractually required payments[1]	$7,761	$7,291	$424
Less: Cash flows expected to be collected[2]	(5,285)	(4,986)	(286)
Non-accretable difference	$2,476	$2,305	$138

Cash flows expected to be collected	$5,285	$4,986	$286
Less: Amortized cost	(3,898)	(3,673)	(220)
Accretable difference	$1,387	$1,313	$66

Fair value	$4,029	$3,647	$221

[1] Includes principal and accrued interest.
[2] Represents the acquisition date undiscounted principal and interest cash flows expected.
3 As of December 31, 2015, we did not hold any investments in PCI mortgage loans.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

During the respective year, we acquired PCI investments with the following amounts at the time of purchase:

	December 31,
	2016	2015	2016
(In millions)	Fixed maturity securities		Mortgage loans[1]
Contractually required principal and interest	$1,631	$1,999	$425
Expected cash flows	1,027	1,277	287
Estimated fair value	761	937	221

1 As of December 31, 2015, we did not hold any investments in PCI mortgage loans.

The following tables summarize the activity for the accretable yield on PCI investments:

	2016	2015	2016
(In millions)	Fixed maturity securities		Mortgage loans[1]
Beginning balance at January 1	$1,313	$1,330	$—
Purchases of PCI investments, net of sales	231	243	66
Accretion	(112)	(113)	(1)
Changes in expected cash flows	(45)	(147)	1
Ending balance at December 31	$1,387	$1,313	$66

[1] During the year ended December 31, 2015, we did not hold any investments in PCI mortgage loans.

Mortgage Loans—Mortgage loans, net of allowances, consist of the following:

	December 31,
(In millions)	2016	2015
Commercial mortgage loans	$5,058	$5,178
Commercial mortgage loans under development	74	222
Total commercial mortgage loans	5,132	5,400
Residential mortgage loans	338	100
Mortgage loans, net of allowances	$5,470	$5,500

We primarily make commercial mortgage loans on income producing properties including hotels, industrial properties and retail and office buildings. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm if properties are performing at a consistent and acceptable level to secure the related debt.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	December 31,
	2016		2015
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Hotels	$1,025	20.0%	$877	16.2%
Retail	1,135	22.1%	1,230	22.8%
Office building	1,217	23.7%	1,274	23.6%
Industrial	742	14.5%	821	15.2%
Apartment	616	12.0%	907	16.8%
Other commercial	397	7.7%	291	5.4%
Total commercial mortgage loans	$5,132	100.0%	$5,400	100.0%

U.S. Region
East North Central	$450	8.8%	$443	8.2%
East South Central	158	3.1%	129	2.4%
Middle Atlantic	628	12.2%	804	14.9%
Mountain	543	10.6%	583	10.8%
New England	194	3.8%	181	3.3%
Pacific	833	16.2%	838	15.5%
South Atlantic	1,284	25.0%	1,231	22.8%
West North Central	306	6.0%	291	5.4%
West South Central	662	12.9%	792	14.7%
Total U.S. Region	5,058	98.6%	5,292	98.0%
International Region	74	1.4%	108	2.0%
Total commercial mortgage loans	$5,132	100.0%	$5,400	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans, collateralized by properties located in the U.S. As of December 31, 2016, California, Florida and New York represented 38.9%, 9.1% and 5.1%, respectively, of the portfolio. The remaining 46.9% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2015, California, Texas and Washington represented 64.8%, 10.1% and 5.6%, respectively, of the portfolio, and the remaining 19.5% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of December 31, 2016 and 2015. We did not record any material impairments or significant activity in the valuation allowance during the years ended December 31, 2016, 2015 or 2014.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. All of our residential mortgage loans were performing as of December 31, 2016 and 2015.

Commercial mortgage loans – The following provides the aging of our commercial mortgage loan portfolio, including those under development, net of valuation allowances:

	December 31,
(In millions)	2016	2015
Current (less than 30 days past due)	$5,111	$5,360
30 to 60 days past due	—	1
Over 90 days past due	21	39
Total commercial mortgage loans	$5,132	$5,400

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Loan-to-value and debt service coverage ratios are measures we use to assess the risk and quality of commercial mortgage loans other than those under development. Loans under development are not evaluated using these ratios as they are generally not yet income-producing and the value of the underlying property significantly fluctuates based on the progress of construction. Therefore, the risk and quality of loans under development are evaluated based on the aging and geographical distribution of such loans as shown above.

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

	December 31,
(In millions)	2016	2015
Less than 50%	$1,787	$2,087
50% to 60%	1,337	1,024
61% to 70%	1,401	1,299
71% to 100%	492	697
Greater than 100%	41	71
Commercial mortgage loans	$5,058	$5,178

The debt service coverage ratio, based upon the most recent financial statements, is expressed as a percentage of a property's net income to its debt service payments. A debt service ratio of less than 1.0 indicates a property's operations do not generate enough income to cover debt payments. The following represents the debt service coverage ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

	December 31,
(In millions)	2016	2015
Greater than 1.20x	$4,378	$4,455
1.00x – 1.20x	353	471
Less than 1.00x	327	252
Commercial mortgage loans	$5,058	$5,178

Real Estate—Depreciation expense on invested real estate was $9 million and $2 million during the years ended December 31, 2016 and 2015, respectively. Accumulated depreciation was $11 million and $2 million as of December 31, 2016 and 2015, respectively.

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in mortgage and real estate, credit, private equity, natural resources and hedge funds. Investment funds meet the definition of variable interest entities and are discussed further in Note 4 – Variable Interest Entities.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See
Note 1 – Business, Basis of Presentation and Significant Accounting Policies for a description of our accounting policies for derivatives and Note 5 – Fair Value for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2016			2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	289	$11	$4	177	$14	$—
Interest rate swaps	302	—	14	—	—	—
Total derivatives designated as hedges		11	18		14	—
Derivatives not designated as hedges
Equity options	26,822	1,336	—	25,176	831	—
Futures	—	9	—	—	9	1
Total return swaps	41	2	—	54	—	—
Foreign currency swaps	43	5	—	47	5	—
Interest rate swaps	568	1	5	859	2	8
Credit default swaps	10	—	7	10	—	7
Variance swaps	—	—	—	—	5	—
Foreign currency forwards	805	6	10	367	5	1
Embedded derivatives
Funds withheld	—	140	6	—	36	35
Interest sensitive contract liabilities	—	—	5,283	—	—	4,477
Total derivatives not designated as hedges		1,499	5,311		893	4,529
Total derivatives		$1,510	$5,329		$907	$4,529

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by June 2043. During the years ended December 31, 2016, 2015 and 2014, we had foreign currency swap losses of $5 million, gains of $9 million and losses of $7 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the years ended December 31, 2016, 2015 and 2014.

Interest rate swaps – We use interest rate swaps to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. Certain of these swaps entered into during the year ended December 31, 2016 are designated as fair value hedges. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals.

The following table represents the gains and losses on derivatives and the related hedged items in fair value hedge relationships, recorded in interest sensitive contract benefits on the consolidated statements of income:

(In millions)	Year ended December 31, 2016
Loss recognized on derivative	$(14)
Gain recognized on hedged item	14
Ineffectiveness recognized on fair value hedges	$—

Derivatives Not Designated as Hedges

Equity options – We use equity indexed options to economically hedge fixed indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, primarily the S&P 500. To hedge against adverse changes in equity indices, we enter into contracts to buy the equity indexed options within a limited time at a contracted price. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Futures – Futures contracts are purchased to hedge the growth in interest credited to the customer as a direct result of increases in the related indices. We enter into exchange-traded futures with regulated futures commission clearing brokers who are members of a trading exchange. Under exchange-traded futures contracts, we agree to purchase a specified number of contracts with other parties and to post variation margin on a daily basis in an amount equal to the difference in the daily fair values of those contracts.

Total return swaps – We purchase total rate of return swaps to gain exposure and benefit from a reference asset without ownership. Total rate of return swaps are contracts in which one party makes payments based on a set rate, either fixed or variable, while the other party makes payments based on the return of the underlying asset, which includes both the income it generates and any capital gains.

Credit default swaps – Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. We use credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. These transactions have a lower cost and are more liquid relative to the cash market. We receive a periodic premium for these transactions as compensation for accepting credit risk.

Hedging credit risk involves buying protection for existing credit risk. The exposure resulting from the agreements, which is usually the notional amount, is equal to the maximum proceeds that must be paid by a counterparty for a defaulted security. If a credit event occurs on a reference entity, then a counterparty who sold protection is required to pay the buyer the trade notional amount less any recovery value of the security.

Variance swaps – We have variance swaps to hedge the growth in interest credited to the customer as a direct result of changes in the volatility of the specified market index, primarily the S&P 500. In a variance swap transaction, we agree to exchange future realized volatility for current implied volatility. This type of contract pays the difference between the realized variance and a predefined strike multiplied by a notional value.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date.

Embedded derivatives – We have embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modco or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2016	2015	2014
Equity options	$325	$(372)	$955
Futures	(19)	(3)	52
Total return swaps	5	—	11
Foreign currency swaps	14	12	3
Interest rate swaps	(1)	(4)	(4)
Foreign currency forwards	(2)	21	21
Embedded derivatives on funds withheld	274	69	(246)
Amounts recognized in investment related gains (losses)	596	(277)	792
Embedded derivatives in indexed annuity products[1]	(311)	158	(976)
Total gains (losses) for derivatives not designated as hedges	$285	$(119)	$(184)

[1] Included in interest sensitive contract benefits.

Credit Risk—We may be exposed to credit-related losses in the event of counterparty nonperformance on derivative financial instruments. Generally, the current credit exposure of our derivative contracts is the fair value at the reporting date less any collateral received from the counterparty.

We manage credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties. Where possible, we maintain collateral arrangements and use master netting agreements that provide for a single net payment from one counterparty to another at each due date and upon termination. We have also established counterparty exposure limits, where possible, in order to evaluate if there is sufficient collateral to support the net exposure.

Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party's financial strength ratings. Additionally, a decrease in our financial strength rating to a specified level can result in settlement of the derivative position. As of December 31, 2016 and 2015, we had $25 million and $9 million, respectively, of collateral pledged to counterparties.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2016
Derivative assets	$1,370	$(8)	$(1,383)	$(21)	$(26)	$(47)
Derivative liabilities	(40)	8	25	(7)	—	(7)

December 31, 2015
Derivative assets	$871	$(7)	$(867)	$(3)	$(57)	$(60)
Derivative liabilities	(17)	7	9	(1)	—	(1)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2016 and 2015, amounts that are not subject to master netting agreements or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the consolidated balance sheets.

[3] For securities collateral received, we do not have the right to sell or re-pledge the collateral. As such, we do not record the securities on the consolidated balance sheets.
Certain derivative instruments contain provisions for credit-related events, such as downgrades in our credit ratings or for a negative credit event of a credit default swap's reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. The following is a summary of our exposure to credit-related events:

	December 31,
(In millions)	2016	2015
Fair value of derivative liabilities with credit related provisions	$7	$7
Maximum exposure for credit default swaps	10	10

As of December 31, 2016 or 2015, no additional collateral would be required if a default or termination event were to occur.

4. Variable Interest Entities

Our investment funds meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Consolidated VIEs—We consolidate AAA Investments (Co-Invest VI), L.P. (CoInvest VI), AAA Investments (Co-Invest VII), L.P. (CoInvest VII), AAA Investments (Other). L.P. (CoInvest Other), London Prime Apartments Guernsey Holdings Limited (London Prime) and NCL Athene, LLC (NCL LLC), which are investment funds. We are the only limited partner in these investment funds and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, which are related parties. We do not have any voting rights as limited partner and do not solely satisfy the power criteria to direct the activities that significantly impact the economics of the VIE. However, the criteria for the primary beneficiary are satisfied by our related party group and because substantially all of the activities are conducted on our behalf, we consolidate the investment funds.

No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in the VIEs. We elected the fair value option for certain fixed maturity and equity securities and investment funds, which are reported in the consolidated variable interest entity sections on the consolidated balance sheets.

CoInvest VI, CoInvest VII and CoInvest Other were formed to make investments, including co-investments alongside private equity funds sponsored by Apollo. We received our interests in CoInvest VI, CoInvest VII and CoInvest Other as part of a contribution agreement in 2012 with AAA Guarantor – Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. London Prime was formed for the purpose of investing in Prime London Ventures Limited, a Guernsey limited company, which purchases rental residential assets across prime central London.

During the year ended December 31, 2014, we consolidated MidCap Financial Holdings LLC (MidCap Financial) through our investment in CoInvest VII. MidCap Financial was determined to be a VIE and CoInvest VII was the primary beneficiary. In January 2015, CoInvest VII contributed MidCap Financial to a newly formed entity, MidCap FinCo Limited (MidCap) in exchange for subordinated notes issued by MidCap and shares in MidCap's parent company. As a result of this restructuring, CoInvest VII owns the MidCap Financial investment indirectly through MidCap. The significant investment by new, unrelated investors and a qualitative assessment of the impact of the restructuring resulted in a

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

determination that CoInvest VII is not the primary beneficiary of MidCap. Therefore, since the completion of the restructuring, CoInvest VII has accounted for MidCap as an equity method investment, and thereafter, MidCap Financial has not been consolidated in our financial statements.

During 2016, we purchased a pool of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of December 31, 2016, the $14 million due to MidCap under the subordinated participation agreement is reflected as a secured borrowing in other liabilities on the consolidated balance sheets.

During the third quarter of 2016, CoInvest VI contributed its largest investment, Norwegian Cruise Line Holdings Ltd. (NCLH) shares, to a newly formed entity, NCL LLC, in exchange for 100% of the membership interests in this entity. Subsequent to this contribution, CoInvest VI distributed its Class A membership interests in NCL LLC to us and the Class B membership interests in NCL LLC to the general partner of CoInvest VI. NCL LLC is subject to the same management fees, selling restrictions and carried interest calculation as CoInvest VI. NCL LLC classifies its NCLH shares as AFS equity securities. We are the primary beneficiary and consolidate NCL LLC, as substantially all of its activities are conducted on our behalf.

We previously consolidated the 2012 CMBS-I Fund L.P., a Delaware limited partnership, and 2012 CMBS-II Fund L.P., a Delaware limited partnership (collectively, CMBS Funds). The CMBS Funds were originally formed with the objective of generating high risk-adjusted investment returns by investing primarily in a portfolio of eligible CMBS and using leverage through repurchase agreements treated as collateralized financing. During the third quarter of 2016, the CMBS Funds each sold investments to fully settle the borrowings under their respective repurchase agreements of $500 million. The remaining investments of $167 million were distributed directly to us. During the fourth quarter of 2016, the CMBS Funds were fully dissolved.

Borrowings – As of December 31, 2015, the CMBS Funds had borrowings outstanding under repurchase agreements with UBS totaling $500 million at a weighted average interest rate of 3.2%.

Trading securities – including related party – Trading securities represents investments in fixed maturity and equity securities with changes in fair value recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the consolidated statements of income. For the years ended December 31, 2016, 2015 and 2014, investment related gains (losses) included losses of $78 million, $23 million and $74 million, respectively, resulting from the change in unrealized gains and losses underlying trading securities we still held as of the respective period end date. Trading securities held by CoInvest VI, CoInvest VII and CoInvest Other are considered related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

Investment funds – including related party – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs; however, our consolidated VIEs are not considered the primary beneficiary of these investment funds. Changes in fair value of these investment funds are included in investment related gains (losses) within revenues of consolidated variable interest entities on the consolidated statements of income. Investment funds held by CoInvest VII and CoInvest Other are considered related party investments as they are sponsored or managed by Apollo affiliates.

Fair Value – See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$161	$161	$—	$—
Trading securities
Fixed maturity securities	50	—	—	50
Equity securities	117	74	—	43
Investment funds	562	—	—	562
Cash and cash equivalents	14	14	—	—
Total assets of consolidated VIEs measured at fair value	$904	$249	$—	$655

	December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
Trading securities
Fixed maturity securities	$722	$—	$669	$53
Equity securities	309	271	—	38
Investment funds	516	—	—	516
Cash and cash equivalents	6	6	—	—
Total assets of consolidated VIEs measured at fair value	$1,553	$277	$669	$607

Fair Value Valuation Methods—Refer to Note 5 – Fair Value for the valuation methods used to determine the fair value of trading securities, investment funds, and cash and cash equivalents.

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases/Borrowings	Sales/Repayments	Transfers in (out)[2]	Other	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$(1)	$—	$(2)	$—	$—	$50	$(1)
Equity securities	38	3	2	—	—	—	43	3
Investment funds	516	49	17	(20)	—	—	562	49
Total Level 3 assets of consolidated VIEs	$607	$51	$19	$(22)	$—	$—	$655	$51

[1] Related to instruments held at end of period.
[2] See discussion of transfer out of Level 3 in the description of significant unobservable inputs below.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2015
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases/Borrowings	Sales/Repayments	Transfers in (out)	Other[2]	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$57	$(6)	$2	$—	$—	$—	$53	$(6)
Equity securities	62	(15)	—	—	—	(9)	38	(15)
Investment funds	40	3	15	(15)	—	473	516	(7)
Loans held for investment	2,071	—	—	—	—	(2,071)	—	—
Total Level 3 assets of consolidated VIEs	$2,230	$(18)	$17	$(15)	$—	$(1,607)	$607	$(28)
Liabilities of consolidated variable interest entities
Borrowings	$(1,517)	$—	$—	$—	$—	$1,517	$—	$—
Total Level 3 liabilities of consolidated VIEs	$(1,517)	$—	$—	$—	$—	$1,517	$—	$—

[1] Related to instruments held at end of period.
[2] Other activity primarily relates to the deconsolidation of MidCap Financial and its restructuring into MidCap.

There were no transfers between Level 1 or Level 2 during the years ended December 31, 2016 and 2015.

Significant Unobservable Inputs – For certain Level 3 trading securities and investment funds, the valuations have significant unobservable inputs for comparable multiples and weighed average cost of capital rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, the comparable multiples are multiplied by the underlying investment's earnings before interest, tax, depreciation and amortization to establish the total enterprise value of the underlying investments. We use a comparable multiple consistent with the implied trading multiple of public industry peers.

For other Level 3 trading securities, loans held for investment and borrowings, valuations are performed using a discounted cash flow model. For a discounted cash flow model, the significant input is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value; a decrease in the discount rate can significantly increase the fair value. The discount rate is determined by considering the weighted average cost of capital calculation of companies in similar industries with comparable debt to equity ratios.

We applied a discount to the values reported by the investment funds for certain Level 3 trading securities and investment funds held within consolidated VIEs related to the lack of marketability of the underlying investment as of December 31, 2015. The weighted average of the discount rates applied to each individual investment was 34% as of December 31, 2015. Due to changing market conditions and the timing of liquidity events, we determined the liquidity discounts related to marketability assumptions used in the valuation of certain investments reported by the consolidated VIEs were no longer required.

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Years ended December 31,
(In millions)	2016	2015	2014
Trading securities
Fixed maturity securities	$(1)	$(5)	$(2)
Equity securities	(78)	(4)	27
Investment funds	49	12	20
Loans held for investment	—	—	4
Total gains (losses)	$(30)	$3	$49

For fair value option loans held for investment, we record interest income in net investment income within revenues of consolidated variable interest entities on the consolidated statements of income. Gains or losses from initial measurement and subsequent changes in fair value are recorded in investment related gains (losses) within revenues of consolidated variable interest entities on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $11 million and $18 million of investment funds accounted for under the equity method and, therefore, not carried at fair value as of December 31, 2016 and 2015, respectively; however, the carrying amount approximates fair value. Liabilities of consolidated variable interest entities included $500 million of borrowings held at cost as of December 31, 2015 and the unpaid principal balance of borrowings approximated fair value.

Commitments and Contingencies – Included in assets of CoInvest VI are equity investments in publicly traded shares of Caesars Entertainment Corporation (CEC) and Caesars Acquisition Company (CAC). We received the CEC and CAC shares as part of a contribution agreement in 2012 with AAA Guarantor - Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. There are pending claims against CEC, CAC and/or others, related to certain guaranties issued for debt of Caesars Entertainment Operating Company, Inc. (CEOC) and/or certain transactions involving CEOC and certain of its subsidiaries (collectively, Debtors), CEC, CAC and others. CEC and the Debtors announced on or about September 26, 2016, that CEC and CEOC had received confirmations from representatives of CEOC's major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. The plan, containing such terms and further including such other terms respecting, among other things, the merger of CAC into CEC, that CoInvest VI and others will not retain their pre-merger CEC shares, that CoInvest VI and others will retain the value of their CAC shares when receiving shares in the merged CEC, and that CoInvest VI and others will receive releases to the fullest extent permitted by law, was confirmed by the Bankruptcy Court by order dated January 17, 2017. Conditions precedent to the effective date of the plan include regulatory approvals from the various gaming regulators, CEC and CAC shareholders approval of the proposed merger, and securing required financings. As a result, CoInvest VI has recorded a liability of $27 million for the entire carrying value of the CEC shares. As of December 31, 2016, CoInvest VI's investment in CAC is carried at its fair value of $45 million.

Non-Consolidated VIEs—We invest in other entities meeting the definition of a VIE. We do not consolidate these investments because we do not meet the criteria of primary beneficiary as described below.

Fixed Maturity Securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle, which are included in fixed maturity securities on the consolidated balance sheets. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders' lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination by the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by GAAP, with the related party, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the balance sheet and classified as AFS or trading.

Investment funds – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs.

A portion of these investment funds are sponsored and managed by unrelated parties in which we, as limited partner, do not have the power to direct the activities that most significantly impact the economic performance of the fund, nor do we unilaterally have substantive rights to remove the general partner or dissolve the entity without cause. As a result, we do not meet the power criterion to be considered the primary beneficiary and do not consolidate these VIEs in our financial statements.

We also have equity interests in investment funds where the general partner or investment manager is a related party. We have determined we are not under common control, as defined by GAAP, with the related party, nor are we deemed to be the primary beneficiary. As a result, investments in these VIEs are not consolidated.

We account for non-consolidated investment funds where we are able to exercise significant influence over the entity under the equity method or by electing the fair value option. For non-consolidated investment funds where we are not able to exercise significant influence, we elect the fair value option. NAV is used as a practical expedient for fair value when the fair value option is elected. Our investments in investment funds are generally passive in nature as we do not take an active role in the investment fund's management.

Our risk of loss associated with our non-consolidated VIEs is limited and depends on the investment as follows: (1) investment funds accounted for under the equity method are limited to our initial investment plus unfunded commitments; (2) investment funds under the fair value option are limited to the fair value plus unfunded commitments; (3) AFS securities and other investments are limited to cost or amortized cost; and (4) trading securities are limited to carrying value.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes the carrying value and maximum loss exposure of these non-consolidated VIEs:

	December 31,
	2016		2015
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$689	$1,026	$733	$878
Investment in related parties – investment funds	1,198	1,485	997	1,454
Assets of consolidated variable interest entities – investment funds	573	593	534	558
Investment in fixed maturity securities	19,171	19,090	17,673	18,146
Investment in related parties – fixed maturity securities	530	536	525	554
Total non-consolidated VIEs	$22,161	$22,730	$20,462	$21,590

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
	2016					2015
(In millions, except for percentages and years)	Carrying value	Percent of total	Life of underlying funds in years			Carrying value	Percent of total	Life of underlying funds in years
Investment funds
Private equity	$268	38.9%	0	–	7	$263	35.9%	0	–	7
Mortgage and real estate	118	17.2%	0	–	4	101	13.8%	0	–	7
Natural resources	5	0.7%	1	–	2	6	0.8%	0	–	1
Hedge funds	72	10.4%	0	–	3	86	11.7%	0	–	4
Credit funds	226	32.8%	0	–	5	277	37.8%	0	–	5
Total investment funds	689	100.0%				733	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	343	28.6%	3	–	3	225	22.6%	6	–	7
Private equity – other	131	11.0%	0	–	10	36	3.6%	6	–	7
Mortgage and real estate	247	20.6%	1	–	4	234	23.5%	0	–	7
Natural resources	49	4.1%	5	–	5	46	4.6%	3	–	7
Hedge funds	192	16.0%	9	–	9	256	25.6%	0	–	1
Credit funds	236	19.7%	2	–	3	200	20.1%	3	–	10
Total investment funds – related parties	1,198	100.0%				997	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	524	91.4%	N/A			482	90.3%	N/A
Credit funds	38	6.7%	0	–	3	34	6.3%	0	–	4
Mortgage and real assets	11	1.9%	2	–	3	18	3.4%	3	–	4
Total investment funds owned by consolidated VIEs	573	100.0%				534	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$2,460					$2,264

1 A-A Mortgage Opportunities, LP (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights.
[2] Our total investment in MidCap, including amounts advanced under credit facilities, totaled $761 million and $782 million as of December 31, 2016 and 2015, respectively, which is greater than 10% of total AHL shareholders' equity at the respective period end dates.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Summarized Ownership of Investment Funds—The following is the aggregated summarized financial information of equity method investees, including those where we elected the fair value option, and may be presented on a lag due to the availability of financial information from the investee:

	December 31,
(In millions)	2016	2015
Assets	$40,120	$51,649
Liabilities	5,886	6,990
Equity	34,234	44,659

	Years ended December 31,
(In millions)	2016	2015	2014
Net income	$1,686	$5,945	$8,418

The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
(In millions)	2016	2015
Ownership Percentage
100%	$27	$49
50% – 99%	478	322
Greater than 3% – 49%	1,294	1,225
Equity method investment funds	$1,799	$1,596

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
(In millions)	2016	2015
Ownership Percentage
Greater than 3% – 49%	$562	$516
3% or less	99	152
Fair value option investment funds	$661	$668

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

5. Fair Value

Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. We determine fair value based on the following fair value hierarchy:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 – Quoted prices for inactive markets or valuation techniques that require observable direct or indirect inputs for substantially the full term of the asset or liability. Level 2 inputs include the following:

•	Quoted prices for similar assets or liabilities in active markets,

•	Observable inputs other than quoted market prices, and

•	Observable inputs derived principally from market data through correlation or other means.

Level 3 – Prices or valuation techniques with unobservable inputs significant to the overall fair value estimate. These valuations use critical assumptions not readily available to market participants. Level 3 valuations are based on market standard valuation methodologies, including discounted cash flows, matrix pricing or other similar techniques.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the instrument's fair value measurement.

We use a number of valuation sources to determine fair values. Valuation sources can include quoted market prices; third-party commercial pricing services; third-party brokers; industry-standard, vendor modeling software that uses market observable inputs; and other internal modeling techniques based on projected cash flows. We periodically review the assumptions and inputs of third-party commercial pricing services through internal valuation price variance reviews, comparisons to internal pricing models, back testing to recent trades, or monitoring trading volumes.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$60	$—	$29	$31	$—
U.S. state, municipal and political subdivisions	1,140	—	—	1,135	5
Foreign governments	2,235	—	—	2,221	14
Corporate	30,020	—	—	29,650	370
CLO	4,822	—	—	4,664	158
ABS	2,936	—	—	1,776	1,160
CMBS	1,847	—	—	1,695	152
RMBS	8,973	—	—	8,956	17
Total AFS fixed maturity securities	52,033	—	29	50,128	1,876
Equity securities	353	—	79	269	5
Total AFS securities	52,386	—	108	50,397	1,881
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	137	—	—	120	17
Corporate	1,423	—	—	1,423	—
CLO	43	—	—	—	43
ABS	82	—	—	82	—
CMBS	81	—	—	81	—
RMBS	387	—	—	291	96
Total trading fixed maturity securities	2,156	—	3	1,997	156
Equity securities	425	—	—	425	—
Total trading securities	2,581	—	3	2,422	156
Mortgage loans	44	—	—	—	44
Investment funds	99	99	—	—	—
Funds withheld at interest – embedded derivative	140	—	—	—	140
Derivative assets	1,370	—	9	1,361	—
Short-term investments	189	—	19	170	—
Cash and cash equivalents	2,445	—	2,445	—	—
Restricted cash	57	—	57	—	—
Investments in related parties
AFS, fixed maturity securities
CLO	279	—	—	279	—
ABS	56	—	—	—	56
Total AFS fixed maturity securities	335	—	—	279	56
AFS, equity securities	20	—	20	—	—
Total AFS securities – related party	355	—	20	279	56
Trading securities, CLO	195	—	—	—	195
Reinsurance recoverable	1,692	—	—	—	1,692
Total assets measured at fair value	$61,553	$99	$2,661	$54,629	$4,164
					(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,283	$—	$—	$—	$5,283
Universal life benefits	883	—	—	—	883
Unit-linked contracts	408	—	—	408	—
Future policy benefits
AmerUs Closed Block	1,606	—	—	—	1,606
ILICO Closed Block and life benefits	794	—	—	—	794
Derivative liabilities	40	—	—	33	7
Funds withheld liability – embedded derivative	6	—	—	6	—
Total liabilities measured at fair value	$9,020	$—	$—	$447	$8,573

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2015
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$45	$—	$41	$4	$—
U.S. state, municipal and political subdivisions	1,165	—	—	1,165	—
Foreign governments	2,464	—	—	2,447	17
Corporate	26,936	—	—	26,300	636
CLO	4,555	—	—	4,038	517
ABS	2,918	—	—	1,105	1,813
CMBS	1,738	—	—	1,671	67
RMBS	7,995	—	—	7,237	758
Total AFS fixed maturity securities	47,816	—	41	43,967	3,808
Equity securities	407	—	82	316	9
Total AFS securities	48,223	—	123	44,283	3,817
Trading securities
Fixed maturity securities
U.S. government and agencies	1	—	1	—	—
U.S. state, municipal and political subdivisions	133	—	—	116	17
Corporate	1,450	—	—	1,434	16
CLO	108	—	—	—	108
ABS	98	—	—	—	98
CMBS	99	—	—	99	—
RMBS	161	—	—	132	29
Total trading fixed maturity securities	2,050	—	1	1,781	268
Equity securities	418	—	—	418	—
Total trading securities	2,468	—	1	2,199	268
					(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2015
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Mortgage loans	48	—	—	—	48
Investment funds	152	152	—	—	—
Funds withheld at interest – embedded derivative	36	—	—	—	36
Derivative assets	871	—	9	862	—
Short-term investments	135	—	4	131	—
Cash and cash equivalents	2,714	—	2,714	—	—
Restricted cash	116	—	116	—	—
Investments in related parties
AFS, fixed maturity securities
CLO	248	—	—	241	7
ABS	60	—	—	—	60
Total AFS securities – related party	308	—	—	241	67
Trading securities, CLO	217	—	—	26	191
Reinsurance recoverable	2,377	—	—	—	2,377
Total assets measured at fair value	$57,665	$152	$2,967	$47,742	$6,804
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$4,477	$—	$—	$—	$4,477
Universal life benefits	1,464	—	—	—	1,464
Unit-linked contracts	418	—	—	418	—
Future policy benefits
AmerUs Closed Block	1,581	—	—	—	1,581
ILICO Closed Block and life benefits	897	—	—	—	897
Derivative liabilities	17	—	1	9	7
Funds withheld liability – embedded derivative	35	—	—	35	—
Total liabilities measured at fair value	$8,889	$—	$1	$462	$8,426

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)
Refer to Note 4 – Variable Interest Entities for fair value disclosures associated with consolidated VIEs.

Fair Value Valuation Methods—We used the following valuation methods and assumptions to estimate fair value:

AFS and trading securities
Fixed maturity – We obtain the fair value for most marketable bonds without an active market from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes U.S. and non-U.S. corporate bonds, U.S. agency and government guaranteed securities, ABS, CMBS and RMBS.

We value privately placed fixed maturity securities based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, we use a matrix-based pricing model. These models consider the current level of risk-free interest rates, corporate spreads, credit quality of the issuer and cash flow characteristics of the security. We also consider additional factors such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees and our evaluation of the borrower's ability to compete in its relevant market. Privately placed fixed maturity securities are classified as Level 2 or 3.

Equity securities – Fair values of publicly traded equity securities are based on quoted market prices and classified as Level 1. Other equity securities, typically private equities or equity securities not traded on an exchange, we value based on other sources, such as commercial pricing services or brokers and are classified as Level 2 or 3.

Mortgage loans – Mortgage loans for which we have elected the fair value option or those held for sale are carried at fair value. We estimate fair value on a monthly basis using discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. Mortgage loans are classified as Level 3.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Funds withheld (embedded derivative) – We estimate the fair value of the embedded derivative based on the change in the fair value of the assets supporting the funds withheld payable under the combined coinsurance, modco and coinsurance funds withheld reinsurance agreements. As a result, the fair value of the embedded derivative is classified as Level 2 or 3 based on the valuation methods used for the assets held in trust supporting the reinsurance agreements.

Derivatives – Derivative contracts can be exchange traded or over-the-counter. Exchange-traded derivatives typically fall within Level 1 of the fair value hierarchy depending on trading activity. Over-the-counter derivatives are valued using valuation models or an income approach using third-party broker valuations. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlation of the inputs. We consider and incorporate counterparty credit risk in the valuation process through counterparty credit rating requirements and monitoring of overall exposure. We also evaluate and include our own nonperformance risk in valuing derivatives. The majority of our derivatives trade in liquid markets; therefore, we can verify model inputs and model selection does not involve significant management judgment. These are typically classified within Level 2 of the fair value hierarchy.

Cash and cash equivalents – The carrying amount for cash equals fair value. We estimate the fair value for cash equivalents based on quoted market prices. These assets are classified as Level 1.

Interest sensitive contract liabilities (embedded derivative) – Embedded derivatives related to interest sensitive contract liabilities with fixed indexed annuity products are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

Unit-linked contracts – Unit-linked contracts are valued based on the fair value of the investments supporting the contract. The underlying investments are trading securities comprised primarily of mutual funds. The valuations of these are based on quoted market prices for similar assets and are classified in Level 2, resulting in a corresponding classification for the unit-linked contracts.

AmerUs Closed Block – We elected the fair value option for the future policy benefits liability in the AmerUs Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block's cost to hold capital in excess of existing liabilities on the closed block. This component uses a present value of future cash flows, which includes investment earnings and policyholder liability movements. Unobservable inputs include estimates for these items. The target surplus as a percentage of statutory reserves is 3.85% based on the statutory risk-based capital ratio applicable to this block of business. The AmerUs Closed Block policyholder liabilities and any corresponding reinsurance recoverable are classified as Level 3.

ILICO Closed Block – We elected the fair value option for the ILICO Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block's obligations to the closed block business. This component uses the present value of future cash flows. The cash flows include commissions, administrative expenses, reinsurance premiums and benefits, and an explicit cost of capital. Unobservable inputs include estimates for these items. The explicit cost of capital assumption is 9% of required capital, post tax. A margin of 9.42% is included in the discount rates to reflect the business risk. An additional 0.26% is included to reflect non-performance risk. The ILICO Closed Block policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

Universal life liabilities and other life benefits – We elected the fair value option for certain blocks of universal and other life business ceded to Global Atlantic. We use a present value of liability cash flows. Unobservable inputs include estimates of mortality, persistency, expenses, premium payments and a risk margin used in the discount rates that reflects the riskiness of the business. The risk margin was 0.09%. These universal life policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Years ended December 31,
(In millions)	2016	2015	2014
Trading securities	$(33)	$(313)	$254
Mortgage loans	—	—	5
Investment funds	5	(8)	31
Future policy benefits	(25)	134	(102)
Total gains (losses)	$(53)	$(187)	$188

For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the consolidated statements of income. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the consolidated statements of income. We record the change in fair value of future policy benefits to future policy and other policy benefits on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes information for fair value option mortgage loans:

	December 31,
(In millions)	2016	2015
Unpaid principal balance	$42	$46
Mark to fair value	2	2
Fair value	$44	$48

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2016 and 2015.

Transfers Between Levels—Transfers into Level 3 generally represent securities that were valued using pricing sources which, due to changing market conditions, were less observable than in prior periods as indicated by the increased volatility, which was reflected in vendor prices obtained for individual securities. Additionally, changes in pricing sources also led to securities transferring into Level 3.

Transfers out of Level 3 generally represent securities that were valued using pricing sources which, due to changing market conditions, were more observable than in prior periods as indicated by decreased volatility, which was reflected in vendor prices obtained for individual securities. Additionally, changes in pricing sources also led to securities transferring into Level 2.

Transfers into or out of any level are assumed to occur at the end of the period. For the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2016
		Total realized and unrealized gains (losses)				Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases	Sales	In	(Out)	Other	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$—	$—	$5	$—	$—	$5	$—
Foreign governments	17	—	(1)	—	(2)	—	—	—	14	—
Corporate	636	—	20	95	(131)	—	(250)	—	370	—
CLO	517	4	55	24	(70)	72	(444)	—	158	—
ABS	1,813	81	(12)	261	(896)	104	(191)	—	1,160	—
CMBS	67	1	—	40	(1)	91	(46)	—	152	—
RMBS	758	3	19	8	(305)	—	(466)	—	17	—
Equity securities	9	—	—	—	(4)	—	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	—	—	17	—
Corporate	16	—	—	—	(4)	—	(12)	—	—	4
CLO	108	(2)	—	4	(67)	—	—	—	43	11
ABS	98	(16)	—	—	—	—	(82)	—	—	—
RMBS	29	(23)	—	144	—	—	(54)	—	96	(9)
Mortgage loans	48	—	—	—	(4)	—	—	—	44	—
Funds withheld at interest – embedded derivative	36	104	—	—	—	—	—	—	140	—
Investments in related parties
AFS securities
Fixed maturity
CLO	7	—	1	—	—	—	(8)	—	—	—
ABS	60	—	—	—	(4)	—	—	—	56	—
Trading securities, CLO	191	(33)	—	33	(26)	30	—	—	195	23
Reinsurance recoverable	2,377	(685)	—	—	—	—	—	—	1,692	—
Total Level 3 assets	$6,804	$(566)	$82	$609	$(1,514)	$302	$(1,553)	$—	$4,164	$29
										(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2016
		Total realized and unrealized gains (losses)				Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases	Sales	In	(Out)	Other	Ending Balance	Total gains (losses) included in earnings[1]
Liabilities
Interest sensitive contract liabilities
Embedded derivative[2]	$(4,477)	$(311)	$—	$—	$—	$—	$—	$(495)	$(5,283)	$—
Universal life liabilities	(1,464)	581	—	—	—	—	—	—	(883)	—
Future policy benefits
AmerUs Closed Block	(1,581)	(25)	—	—	—	—	—	—	(1,606)	—
ILICO Closed Block and life benefits	(897)	103	—	—	—	—	—	—	(794)	—
Derivative liabilities	(7)	—	—	—	—	—	—	—	(7)	—
Total Level 3 liabilities	$(8,426)	$348	$—	$—	$—	$—	$—	$(495)	$(8,573)	$—

[1] Related to instruments held at end of period.
[2] Other activity represents the change in fair value due to issuances of $641 million, offset by settlements of $146 million.
									(Concluded)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2015
		Total realized and unrealized gains (losses)				Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases	Sales	In	Out	Other	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$52	$(1)	$1	$—	$(35)	$—	$—	$(17)	$—	$—
Foreign governments	—	—	—	—	—	—	—	17	17	—
Corporate	208	(1)	(13)	311	(81)	225	(13)	—	636	—
CLO	182	3	(9)	112	—	337	(108)	—	517	—
ABS	924	18	(35)	367	(146)	703	(18)	—	1,813	—
CMBS	69	1	(2)	25	(2)	23	(47)	—	67	—
RMBS	654	11	(15)	91	(138)	155	—	—	758	—
Equity securities	—	—	—	10	—	—	—	(1)	9	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	—	—	—	—	—	17	—	—	17	—
Corporate	—	—	—	—	—	16	—	—	16	—
CLO	146	(16)	—	26	(48)	—	—	—	108	(15)
ABS	—	(2)	—	100	—	—	—	—	98	(1)
RMBS	—	(1)	—	30	—	—	—	—	29	—
Mortgage loans	73	(3)	—	—	(4)	—	—	(18)	48	(3)
Funds withheld at interest – embedded derivative	127	(91)	—	—	—	—	—	—	36	—
Investments in related parties
AFS securities
Fixed maturity
CLO	15	(1)	(2)	9	(8)	—	(6)	—	7	—
ABS	66	—	(1)	—	(5)	—	—	—	60	—
Trading securities, CLO	268	(29)	—	51	(73)	—	(26)	—	191	(17)
Reinsurance recoverable	2,460	(83)	—	—	—	—	—	—	2,377	—
Total Level 3 assets	$5,244	$(195)	$(76)	$1,132	$(540)	$1,476	$(218)	$(19)	$6,804	$(36)
										(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2015
		Total realized and unrealized gains (losses)				Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases	Sales	In	Out	Other	Ending balance	Total gains (losses) included in earnings[1]
Liabilities
Interest sensitive contract liabilities
Embedded derivative[2]	$(4,437)	$158	$—	$—	$—	$—	$—	$(198)	$(4,477)	$—
Universal life liabilities	(1,417)	(47)	—	—	—	—	—	—	(1,464)	—
Future policy benefits
AmerUs Closed Block	(1,715)	134	—	—	—	—	—	—	(1,581)	—
ILICO Closed Block and life benefits	(1,026)	129	—	—	—	—	—	—	(897)	—
Derivative liabilities	(8)	1	—	—	—	—	—	—	(7)	—
Total Level 3 liabilities	$(8,603)	$375	$—	$—	$—	$—	$—	$(198)	$(8,426)	$—

[1] Related to instruments held at end of period.
[2] Other activity represents the change in fair value due to issuances of $341 million, offset by settlements of $143 million.
									(Concluded)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to AFS securities, trading securities, mortgage loans and credit default swaps. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. Discounts ranged from 4% to 8%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

1.
Non-performance risk – For contracts we issue, we use the credit spread from the U.S. treasury curve based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives. For contracts reinsured through funds withheld reinsurance, the cedant company holds collateral against its exposure; therefore, immaterial non-performance risk is ascribed to these contracts.

2.
Option budget – We assume future hedge costs in the derivative's fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.

3.
Policyholder behavior – We regularly review the lapse and withdrawal assumptions (surrender rate). These are based on our initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	December 31, 2016
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,283	Option budget method	Non-performance risk	0.7%	–	1.5%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	16.3%	Decrease

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2015
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$4,477	Option budget method	Non-performance risk	0.6%	–	1.8%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	10.7%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

		December 31,
		2016		2015
(In millions)	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage loans	3	$5,426	$5,560	$5,452	$5,567
Investment funds	NAV[1]	590	590	581	581
Policy loans	2	602	602	642	642
Funds withheld at interest	3	6,398	6,398	3,446	3,446
Other investments	3	81	81	83	83
Investments in related parties
Investment funds	NAV[1]	1,198	1,198	997	997
Short-term investments	2	—	—	55	55
Other investments	3	237	262	245	256
Total assets not carried at fair value		$14,532	$14,691	$11,501	$11,627
Liabilities
Interest sensitive contract liabilities[2]	3	$27,628	$26,600	$23,645	$22,963
Funds withheld liability	2	374	374	353	353
Total liabilities not carried at fair value		$28,002	$26,974	$23,998	$23,316

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
[2] During 2016, we changed the disclosure of interest sensitive contract liabilities to exclude insurance contracts, which are not required to be included. We determined contract types that meet the definition of insurance contracts include universal life and traditional fixed and fixed indexed annuities with significant mortality or morbidity risks. In previous periods, all contracts within interest sensitive contract liabilities not held at fair value were included. As such, the carrying and fair values reported for December 31, 2015, were adjusted to be comparable.

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we do carry at fair value. The financial instruments presented above are reported at carrying value on the consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, other investments and related party short-term investments, the carrying amount approximates fair value.

Investment in related parties – Other investments – The fair value of related party other investments is determined using a discounted cash flow model using discount rates for similar investments.

Interest sensitive contract liabilities – The carrying and fair value of interest sensitive contract liabilities above includes fixed indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements and payout annuities without life contingencies. The embedded derivatives within fixed indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates, adding a spread to reflect our nonperformance risk and subtracting a risk margin to reflect uncertainty inherent in the projected cash flows.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

6. Business Combinations

Delta Lloyd Deutschland AG (DLD)—Effective October 1, 2015, we acquired 100% of the voting equity interests of DLD and $50 million of intercompany loans from Delta Lloyd N.V. for a cash purchase price of $74 million. DLD was a Germany-domiciled insurance group with an in force book of business primarily made up of participating long-duration savings products. We acquired DLD to strategically expand our core business into Germany. Following the acquisition, DLD was renamed Athene Deutschland GmbH.

The following summarizes the fair values of the assets acquired and liabilities assumed in the DLD acquisition:

(In millions)	October 1, 2015
Investments	$5,539
Cash and cash equivalents	236
Accrued investment income	67
Reinsurance recoverable	4
Other assets	83
Total identifiable assets acquired	5,929
Interest sensitive contract liabilities	403
Future policy benefits	4,519
Other policy claims and benefits	55
Dividends payable to policyholders	771
Other liabilities	107
Total identifiable liabilities assumed	5,855
Net assets acquired	$74

DLD contributed $129 million of revenue and $6 million of net income during the year ended December 31, 2015. Transaction costs incurred during the years ended December 31, 2015 and 2014 for this acquisition was $15 million and $7 million, respectively, and are included in policy and other operating expenses on the consolidated statements of income.

The following unaudited pro forma revenue and net income assumes a January 1, 2014 acquisition date for DLD:

	Years ended December 31,
(In millions)	2015	2014
Revenue	$3,002	$4,622
Net income	579	473

7. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2016	2015	2014
Premiums
Direct	$448	$445	$387
Reinsurance assumed	20	24	28
Reinsurance ceded	(228)	(274)	(315)
Total premiums	$240	$195	$100

Future policy and other policy benefits
Direct	$1,418	$1,041	$1,320
Reinsurance assumed	82	30	(134)
Reinsurance ceded	(457)	(554)	(490)
Total future policy and other policy benefits	$1,043	$517	$696

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. As of December 31, 2016 and 2015, we held assets in trusts of $1,148 million and $1,314 million, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Global Atlantic ceded reinsurance transactions—We have a 100% coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by Athene Annuity and Life Company (AAIA), with the exception of enhanced guarantee universal life insurance products. We also entered into a 100% coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. We also have an excess of loss arrangement with Global Atlantic to reimburse us for any payments required from our general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA's behalf, by Goldman Sachs Asset Management, an affiliate of Global Atlantic.

During the years ended December 31, 2016 and 2015, we novated certain open blocks of business ceded to Global Atlantic, in accordance with the terms of the coinsurance and assumption agreement. The following summarizes the decreases in amounts on the consolidated balance sheets as a result of the novations:

	Years ended December 31,
(In millions)	2016	2015
Interest sensitive contract liabilities	$1,006	$4,179
Future policy benefits	188	67
Policy loans	33	129
Reinsurance recoverable	1,161	4,117

During the third quarter of 2015, portions of the reinsurance agreements between us and Global Atlantic were amended to change the reinsurance agreements from funds withheld to coinsurance, which resulted in a $930 million decrease to funds withheld liability and a corresponding decrease to assets, primarily consisting of investments.
As of December 31, 2016 and 2015, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with with assets equal to or greater than a required aggregate statutory balance of $4,122 million and $4,614 million, respectively.

Protective Life Insurance Company (Protective) ceded reinsurance transactions—We reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (AADE) to Protective under a coinsurance agreement in 2011. As of December 31, 2016 and 2015, Protective maintained a trust for our benefit with assets having a fair value of $1,664 million and $1,616 million, respectively.

Ceded Reinsurance Transactions—The following summarizes our reinsurance recoverable from the following:

	December 31,
(In millions)	2016	2015
Global Atlantic	$3,914	$5,090
Protective	1,723	1,760
Other[1]	364	407
Reinsurance recoverable	$6,001	$7,257

[1]Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total recoverable.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2013	$210	$91	$1,834	$2,135
Additions	250	113	—	363
Unlocking	2	6	28	36
Amortization	(20)	(10)	(129)	(159)
Impact of unrealized investment (gains) losses	(17)	(12)	(117)	(146)
Balance at December 31, 2014	425	188	1,616	2,229
Additions	288	136	—	424
Unlocking	(6)	(2)	(27)	(35)
Amortization	(34)	(18)	(136)	(188)
Impact of unrealized investment (gains) losses	34	17	182	233
Balance at December 31, 2015	707	321	1,635	2,663
Additions	601	200	—	801
Unlocking	(12)	(3)	(23)	(38)
Amortization	(110)	(37)	(159)	(306)
Impact of unrealized investment (gains) losses	(38)	(19)	(99)	(156)
Balance at December 31, 2016	$1,148	$462	$1,354	$2,964

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2017	$139
2018	128
2019	114
2020	105
2021	97

9. Closed Block

We pay guaranteed benefits under all policies included in the Closed Blocks. In the event the Closed Blocks' assets are insufficient to meet the benefits of the Closed Blocks' guaranteed benefits, we would use general assets to meet the contractual benefits of the Closed Blocks' policyholders. We ceded the ILICO Closed Block of policies to Global Atlantic. In addition, Global Atlantic is responsible for managing the dividend scale of the AmerUs Closed Block.

We elected the fair value option for the AmerUs Closed Block. The fair value of liabilities of the AmerUs Closed Block was derived at election as the sum of the fair value of the AmerUs Closed Block assets plus our cost of capital in the AmerUs Closed Block. The cost of capital was then determined to be the present value of the projected future after tax earnings on the required capital of the AmerUs Closed Block, discounted at a rate which represents a market participant's required rate of return. At each reporting period, we record the fair value of the AmerUs Closed Block by adjusting the change in liabilities, exclusive of the cost of capital, to equal the change in assets. We do not record additional policyholder dividend obligations, as there are no future GAAP earnings available to the policyholders.

The excess of the fair value of the liabilities over the fair value of the assets represents our cost of capital in the AmerUs Closed Block. The maximum amount of future earnings from the assets and liabilities of the AmerUs Closed Block is represented by the reduction in the cost of capital in future years based on the operations of the AmerUs Closed Block and recalculation of the cost of capital each reporting period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2016	2015
Liabilities
Future policy benefits	$1,607	$1,581
Other policy claims and benefits	25	12
Dividends payable to policyholders	96	94
Other liabilities	23	10
Total liabilities	1,751	1,697
Assets
Trading securities	1,380	1,316
Mortgage loans, net of allowances	44	48
Policy loans	183	181
Total investments	1,607	1,545
Cash and cash equivalents	23	45
Accrued investment income	27	18
Reinsurance recoverable	29	22
Other assets	1	3
Total assets	1,687	1,633
Maximum future earnings to be recognized from AmerUs Closed Block	$64	$64

The following represents the contribution from AmerUs Closed Block.

	Years ended December 31,
(In millions)	2016	2015	2014
Revenues
Premiums	$24	$58	$64
Net investment income	84	86	86
Investment related gains (losses)	42	(124)	110
Total revenues	150	20	260
Benefits and Expenses
Future policy and other policy benefits	107	(24)	212
Dividends to policyholders	40	45	45
Total benefits and expenses	147	21	257
Contribution from (to) AmerUs Closed Block before income taxes	3	(1)	3
Federal income taxes funded by the Closed Block	3	1	6
Contribution to AmerUs Closed Block, net of income taxes	$—	$(2)	$(3)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

10. Debt

Credit Facility—In 2016, AHL, ALRe and Athene USA entered into a five-year revolving credit agreement (Credit Facility) with Citibank, N.A., as administrative agent. The borrowing capacity under the Credit Facility is $1 billion. In connection with the Credit Facility, AHL and Athene USA guaranteed all of the obligations of AHL, ALRe and Athene USA under this facility, and ALRe guaranteed certain of the obligations of AHL and Athene USA under this facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.	Consolidated debt to capitalization ratio of not greater than 35%;

2.
Minimum consolidated net worth of no less than the sum of (a) $3.7 billion and (b) an amount equal to 50% of the net cash proceeds received in any equity issuances occurring after January 22, 2016; and

3.	Restrictions on our ability to incur debt and liens and to declare or pay dividends, in each case with certain exceptions.

As of December 31, 2016, we had no amounts outstanding under the Credit Facility and were in compliance with all covenants under this facility.

Interest accrues on outstanding borrowings at the London Interbank Offered Rate (LIBOR) plus a margin or a base rate plus a margin, with the applicable margin varying based on AHL's issuer credit rating. The Credit Facility has a commitment fee that is determined by reference to AHL's issuer credit rating, and ranges from 0.15% to 0.50% of the unused commitment. As of December 31, 2016, the commitment fee was equal to 0.225% of the unused commitment.

11. Common Stock

We have six classes of common stock: Class A, Class B, Class M-1, Class M-2, Class M-3 and Class M-4. The Class M-1, Class M-2, Class M-3 and Class M-4 shares are collectively referred to as Class M shares.

Class A shares collectively represent 55% of the total voting power of the Company. Class B shares collectively represent the remaining 45% of the total voting power of the Company, and are beneficially owned by shareholders who are members of the Apollo Group, as defined in our bye-laws. Class B shares can be converted to Class A shares on a one-to-one basis at any time upon notice to us. Class M shares are restricted, non-voting shares issued under equity incentive plans. Our bye-laws place certain restrictions on Class A shares such that (1) a holder of Class A shares, including its affiliates, cannot control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then a holder's voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis, (2) the total voting power held by members of our management and employees of the Apollo Group is limited to 3% and (3) Class A shares may be deemed non-voting when owned by a shareholder who owns Class B shares, has an equity interest in certain Apollo entities, or is a member of the Apollo Group.

Share Activities

2016

•
We issued 3,098,946 Class A shares during the fourth quarter of 2016 from conversion of Class M-1, M-2, M-3 and M-4 shares and settlement of Class M-4 RSUs. All conversions were settled in shares net of the conversion price and, as a result, no proceeds were received from the conversions.

•
On December 14, 2016, we completed the initial public offering (IPO) of our Class A common shares. Shareholders sold 31,050,000 existing Class A shares through the offering. We did not sell any shares in the IPO. A total of 24,158,146 Class B shares were converted into Class A shares on a one-for-one basis in order to participate in the IPO.

2015

•
We received $1,038 million to settle remaining capital commitments executed on April 4, 2014 in connection with a private placement offered to accredited investors. As a result, we issued 31,564,339 Class A shares and 8,369,230 Class B shares at $26.00 per share.

•	We received commitments and issued an additional 2,315,113 Class A shares at $26.02 per share, resulting in proceeds received of $60 million.

•
In satisfaction of our final obligations under the Transaction Advisory Services Agreement (TASA) earned by Apollo in 2014, we issued 2,311,853 Class B shares. See Note 17 – Related Parties for further information on the TASA.

2014

•
We received commitments for 41,201,578 Class A shares and 8,730,769 Class B shares as a result of a private placement offered to accredited investors launched in late 2013. Of that commitment, 8,240,316 Class A shares and 1,746,154 Class B shares were issued at $26.00 per share in April 2014, which represented a drawdown of 20% of the committed capital in the private placement at the time. The commitment for the remaining 39,945,877 shares was settled in 2015 as described above.

•	To encourage significant investment by key employees, we issued 3,693,730 Class A shares at a discounted price of $13.46 pursuant to our equity incentive plan.

•	We issued a total of 11,426,883 Class B shares in satisfaction of certain of our obligations under the TASA. This agreement is further described in Note 17 – Related Parties.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

•	We converted a note issued as part of a contribution agreement in 2012 with AAA Guarantor – Athene, L.P. and its subsidiary, Apollo Life Re Ltd., into 3,808,626 Class B shares.

•
We authorized the following additional shares at a par value of $0.001 per share: (1) 87,110,662 Class A shares, (2) 175,000,000 Class B shares, (3) two new classes of incentive compensation shares consisting of 7,500,000 Class M-3 shares and 7,500,000 Class M-4 shares and (4) 149,998,898 shares of capital stock, which remain undesignated.

The table below shows the changes in each class of shares issued and outstanding:

	Years ended December 31,
	2016	2015	2014
Class A
Beginning balance	50,151,265	15,752,736	494,200
Issued shares	3,360,471	34,498,220	11,950,844
Forfeited shares	(37,188)	—	—
Repurchased shares	(313,313)	(99,691)	—
Converted from Class B shares	24,158,146	—	3,307,692
Ending balance	77,319,381	50,151,265	15,752,736
Class B
Beginning balance	135,963,975	125,282,892	114,605,747
Issued shares	—	10,681,083	16,981,664
Repurchased shares	—	—	(2,996,827)
Converted to Class A shares	(24,158,146)	—	(3,307,692)
Ending balance	111,805,829	135,963,975	125,282,892
Class M-1
Beginning balance	5,198,273	5,198,273	5,198,273
Converted to Class A shares	(1,155,303)	—	—
Forfeited shares	(270,543)	—	—
Repurchased shares	(298,222)	—	—
Ending balance	3,474,205	5,198,273	5,198,273
Class M-2
Beginning balance	3,125,869	3,125,869	3,226,792
Converted to Class A shares	(1,788,998)	—	—
Forfeited shares	(161,474)	—	(80,738)
Repurchased shares	(107,650)	—	(20,185)
Ending balance	1,067,747	3,125,869	3,125,869
Class M-3
Beginning balance	3,110,000	3,350,000	—
Issued shares	—	—	3,390,000
Converted to Class A shares	(1,443,700)	—	—
Forfeited shares	(224,000)	(216,000)	(32,000)
Repurchased shares	(96,000)	(24,000)	(8,000)
Ending balance	1,346,300	3,110,000	3,350,000
Class M-4
Beginning balance	5,038,443	—	—
Issued shares	990,650	5,316,751	—
Converted to Class A shares	(79,031)	—	—
Forfeited shares	(452,528)	(242,050)	—
Repurchased shares	(99,732)	(36,258)	—
Ending balance	5,397,802	5,038,443	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

12. Stock-based Compensation

We adopted share incentive plans in 2009, 2012 and 2014. The 2009 and 2012 share incentive plans were amended and restated in 2014 (2014 Modification), along with the adoption of the 2014 share incentive plan (2014 Plan). In 2016, we modified certain share agreements (2016 Modification) and adopted the 2016 share incentive plan (2016 Plan). With the adoption of the 2016 Plan, the 2009, 2012 and 2014 share incentive plans were frozen and no additional awards may be granted under those plans.

The purpose of our share incentive plans is to provide an incentive to achieve long-term company goals and align the interests of our employees, our directors and AAM employees with those of our shareholders. See Note 17 – Related Parties regarding our relationship with AAM. Under the share incentive plans, we may issue nonqualified stock options, incentive stock options, rights to purchase shares, restricted shares, RSUs and other awards which may be settled in, or based upon, our common shares. The aggregate number of shares authorized for issuance under the 2016 Plan is 3,500,000 Class A shares. Shares issued upon settlement of an award are newly issued shares.

Through the share incentive plans, we have issued the following three categories of stock-based compensation: long-term incentive plan (LTIP) awards, Class M awards and Class A awards.

LTIP awards—During the second quarter of 2016, we issued awards consisting of time and performance-based RSUs and time-based stock options for Class A shares. RSUs represent a contractual right to receive Class A shares and may be settled in shares or cash at our election. Stock options represent a right to purchase Class A shares at a specified exercise price.

Vesting – Time-based RSUs and stock options vest in one-third increments on the first through third anniversaries of the vesting inception date. The performance-based RSUs have three-year cliff vesting based on meeting company-specific performance thresholds.

Contractual terms – Stock options expire on the tenth anniversary of the date of grant.

Stock Options – A rollforward of activity for the year ended December 31, 2016 for stock options is as follows:

(In millions, except share and per share data)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	—	$—
Granted	470,644	33.95
Outstanding at December 31, 2016	470,644	$33.95
Vested and expected to vest at December 31, 2016	462,643	$33.95	$6

The weighted average grant date fair value of stock options granted during the year ended December 31, 2016 was $5.83. As of December 31, 2016, no stock options were exercisable.

Valuation Assumptions – We determine the fair value at grant date for stock options using the Black-Scholes option pricing model. The following represents the assumptions used for the fair value at grant date:

Assumptions used	Year ended December 31, 2016
Risk-free interest rate	1.0%
Dividend yield	—%
Expected volatility	25.0%
Expected term	2.63 years

The risk-free interest rate is derived from U.S. Constant Maturity Treasury yield at the valuation date, with maturity corresponding to weighted-average expected term. The dividend yield is based on our historical and expected dividend payments, which have been zero to date. Absent an established history in a public market for our shares, we have estimated volatility of our share price based on the published historical volatilities of comparable publicly-traded companies over a period consistent with the expected life of the award being valued. The expected term represents the weighted average period of time that awards granted are expected to be outstanding as determined at the grant date of the award.
RSUs – The following represents the activity of nonvested LTIP RSUs for the year ended December 31, 2016:

	RSU	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	329,159	33.95
Forfeited	(1,032)	33.95
Nonvested at December 31, 2016	328,127	$33.95

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The fair value of the award is determined based on the fair value of our Class A shares on the grant date. As of December 31, 2016, no LTIP RSUs were vested.

Class M awards—We have issued Class M shares and RSUs concurrently with the timing of capital raises, in order to align management incentives with shareholder investments.

Class M shares function similar to options in that they are exchangeable into Class A shares upon payment of a conversion price and other conditions being met. The settlement value of the RSUs is based upon the value of the Class A shares at the time of settlement after deducting the conversion price of the RSUs. RSUs may be settled either in cash or Class A shares at our election. A portion of the Class M shares and RSUs is subject to time vesting conditions (Tranche 1), and the remainder is subject to certain performance-based vesting conditions (Tranche 2). Both Tranche 1 and Tranche 2 RSUs required an IPO as an additional vesting condition. Vesting conditions are further described below.

The nature and terms of the Class M shares are generally consistent across each class. In October 2015, we issued Class M-4 shares with a different Tranche 2 performance condition than the original Class M-4 award. These shares are referred to as Class M-4 Prime. This vesting condition and any other significant differences between classes are separately identified in the following discussion.

Class M share vesting – Tranche 1 shares generally vest in 20% increments on the first through fifth anniversaries of the earlier of the date of grant or vesting inception date. Tranche 1 shares also automatically vest upon the sale of the Company or change in control, prior to the participant's termination or within six months following a qualifying termination. Unvested Tranche 1 shares are forfeited upon a participant's termination.

Tranche 2 awards vest if certain performance hurdles are met, described as follows:

•
Class M-4 (excluding M-4 Prime) – The vesting performance hurdle for Class M-4 shares is based on the rate of return and realized cash received by certain holders of our shares (Relevant Investors), as defined in the incentive plan, upon sale of their shares prior to or during an IPO or within a 15 month period thereafter. Vesting may also occur if the performance hurdles are met based on deemed sales by Relevant Investors on the dates 7.5, 12 and 15 months after an IPO, and monthly thereafter, through the contractual term, at a price equal to the volume weighted average closing trading price during the 90 day period prior to such date. Based on the results of the performance hurdle calculations, the vesting percentages of the Tranche 2 awards can range from 0% to 100%. Upon a participant's qualifying termination, unvested Tranche 2 awards remain outstanding and eligible to vest for a period of 18 months following the later of the IPO date or date of a qualifying termination. Any unvested Tranche 2 shares remaining at the end of this 18 month period are forfeited. See 2016 Modification below for further information on Tranche 2 awards vesting for M-1, M-2 and M-3 award agreements.

•
Class M-4 Prime – The vesting performance hurdle is based on the attainment of specified Class A share prices following an IPO. Vesting will also occur upon a sale of the Company or change in control in which Class A Shares are valued at the respective hurdle share price. Any unvested Tranche 2 shares remaining as of the tenth anniversary of the grant date are forfeited.

Contractual Terms – Unvested Class M-4 shares are forfeited as of 5.25 years following an IPO.

Although the Class M shares function similar to options, they are equity shares, and have dividend rights upon satisfaction of certain conditions and no expiration date once vested. Prior to vesting, if Class M shares are eligible for dividends, any dividends paid would accrue on the unvested M shares; however, if the M share is forfeited, the accrued dividend would also be forfeited.

Conversion to Class A shares – Vested Class M shares became eligible for conversion to Class A shares at IPO or as a result of the 2016 Modification, subject to the conversion rate for each Class M share. A holder of vested Class M shares may elect to exchange vested shares for an equivalent number of Class A shares upon payment, in cash or shares, of the conversion price less the amount of any dividends paid by the Company on Class A shares subsequent to the granting of Class M shares. Following a conversion to Class A shares, shares can be sold subject to contractual transfer or legal restrictions, such as lockups, blackout periods or affiliate sale volume caps.

2014 Modification – During 2014, we adopted amendments to the terms of the existing Class M-1 and M-2 shares to conform the vesting and repurchase terms of the Class M-1 and M-2 shares to those of the Class M-3 and M-4 shares, described above. The modification impacted 29 individuals.

Under the terms of the original plans for the Class M-1 and M-2 shares, we had the right to repurchase vested shares at the lower of purchase cost or fair value if an employee resigned without good reason, either before an IPO or under other conditions as defined in the original plans. As a result of this repurchase option, the expense associated with vested incentive shares would not be recognized on the consolidated statements of income until the date on which such shares would have been converted to Class A shares. Therefore, no expense had been recorded related to the Class M-1 or M-2 shares prior to the 2014 Modification, which revised the terms to generally call for a repurchase price equal to the fair market value of a Class A share less the conversion price of the respective Class M share.

Upon modification of a share award, the share awards are revalued and remeasured as if a new share award was issued. The 2014 Modification of the Class M-1 and M-2 shares resulted in non-recurring additional stock based compensation expense of $81 million.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

2016 Modification – On September 30, 2016, we modified Class M-1, M-2 and M-3 share agreements to vest all Tranche 2 performance-based shares. The compensation committee approved the modification given that vesting of the shares in the near future was probable. We also amended the conversion option, which previously allowed conversion of vested shares only subsequent to an IPO. Under the modified conversion terms, individuals with certain limited exceptions were able elect up to three conversion options including conversion at a specified date prior to an IPO, on the date of an IPO, or ratably each month for six months after an IPO. The modifications impacted 27 individuals.

As a result of the modifications, we recorded an $83 million increase to additional paid-in capital, due to the reclassification of the Tranche 2 shares from liability awards to equity awards. We also recorded a $42 million charge to stock-based compensation expense and additional paid-in capital for the vesting of Tranche 2 shares, primarily related to the acceleration of previously unrecognized compensation expense.

Valuation Assumptions for Class M Shares—The fair value of the Class M shares is determined using the Black-Scholes option pricing model, with application of a Monte-Carlo simulation to determine the value of the Tranche 2 Class M shares. Grant date assumptions used for valuation of Class M share awards are as follows:

	Years ended December 31,
Assumptions used	2016			2015			2014
Athene Class A share value	$32.90			$34.23			$26.02
Risk-free interest rate	0.5%	–	1.8%	0.9%	–	1.1%	0.6%
Expected dividend yield	—%			—%			—%
Expected volatility	30.0%			25.9%			17.5%
Expected term	3.00 years			2.42 years			2.39 years

The fair value of the Class A shares subsequent to our IPO is determined based on the publicly traded closing price on the New York Stock Exchange. During 2016 and 2015, prior to our IPO, the fair value was determined based on a GAAP book value multiple approach. Under this approach we used a comparable peer set of public companies and their share price to book value ratio, less applicable discounts for lack of marketability of AHL in order to determine the AHL Class A share price. The fair value of Class A shares during 2014 was determined using the embedded value method, which is based on the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital.

The expected term represents the weighted average period of time that awards granted are expected to be outstanding. The expected term is determined from the modification date, the grant date or the period end date, depending on the accounting treatment for each award.
In addition, the Tranche 2 Class M share assumptions include an estimate of the probability of the vesting conditions being met. This assumption is developed by using a Monte-Carlo simulation to generate the possible future value of the Company's equity at a liquidity event to determine the percentage of Tranche 2 Class M shares that vest for each simulated path. The fair value of the Tranche 2 Class M shares is then estimated by averaging the value for all simulated paths and discounting the results at the risk-free interest rate to the valuation date.

The basis for determining the remaining assumptions is consistent with those discussed for LTIP awards above.

Award activity for Class M Shares—A rollforward of award activity for the year ended December 31, 2016 of the Class M shares is as follows:

	Tranche 1			Tranche 2			Total
(In millions, except share and per share data)	Class M Shares	Weighted Average Conversion Price	Aggregate Intrinsic Value	Class M Shares	Weighted Average Conversion Price	Aggregate Intrinsic Value	Class M Shares	Weighted Average Conversion Price
Outstanding at January 1, 2016	6,815,504	$15.44		9,144,220	$15.91		15,959,724	$15.71
Granted	323,297	33.90		646,603	33.90		969,900	33.90
Converted	(1,993,576)	12.03		(2,473,456)	11.46		(4,467,032)	11.71
Forfeited	(230,655)	19.58		(833,873)	16.40		(1,064,528)	17.09
Repurchased	(445,985)	13.56		(135,662)	10.95		(581,647)	12.95
Outstanding at December 31, 2016	4,468,585	$18.27		6,347,832	$19.52		10,816,417	$19.00
Vested and expected to vest at December 31, 2016	4,437,356	$18.22	$132	6,297,187	$19.45	$180
Convertible at December 31, 2016[1]	2,631,542	$12.97	$92	3,307,697	$10.93	$123

[1] Includes shares scheduled to convert in the first six months of 2017 as a result of the 2016 Modification.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the activity of nonvested Class M shares for the year ended December 31, 2016:

	Tranche 1		Tranche 2		Total
	Class M Shares	Weighted Average Grant Date Fair Value	Class M Shares	Weighted Average Grant Date Fair Value	Class M Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	2,661,291	$7.74	8,036,554	$4.88	10,697,845	$5.59
Granted	323,297	8.45	646,603	11.42	969,900	10.43
Vested	(916,890)	6.67	(4,809,149)	2.14	(5,726,039)	2.87
Forfeited	(230,655)	5.62	(833,873)	2.14	(1,064,528)	2.89
Nonvested at December 31, 2016	1,837,043	$8.67	3,040,135	$11.36	4,877,178	$10.34

The weighted average grant date fair value of Class M share awards granted during the years ended December 31, 2015 and 2014, was $8.66 and $9.31, respectively.

The total fair value of vested Tranche 1 Class M shares was $92 million, $98 million and $49 million during the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of vested Tranche 2 Class M shares was $122 million, $28 million and $17 million during the years ended December 31, 2016, 2015 and 2014, respectively.

No shares were converted or convertible during the years ended December 31, 2015 and 2014. The total intrinsic value of M shares converted during the year ended December 31, 2016 was $117 million. We paid $14 million to repurchase vested Class M shares during the year ended December 31, 2016.

Class A awards—The 2014 Plan allowed for the purchase of Class A shares by certain employees and directors of the Company and its affiliates. In 2015, we issued an aggregate of 442,590 fully-paid Class A shares for total proceeds of $12 million. In April 2014, we issued an aggregate of 3,693,730 fully-paid Class A shares for total proceeds of $50 million. For the years ended December 31, 2015 and 2014, we recognized $2 million and $46 million, respectively, of stock-based compensation expense associated with the Class A shares to the extent shares were purchased at a discounted price from fair value on the issuance date.

Additionally, we may issue restricted Class A shares under our share incentive plans. In 2016, we issued 238,972 restricted Class A shares at a weighted average grant date fair value of $33.41 per share. In 2015, we issued 160,754 restricted Class A shares at a weighted average grant date fair value of $26.02 per share. The restricted Class A shares issued in 2016 and 2015 had a service commencement date of January 1, 2015. All restricted Class A awards issued vest on a ratable basis over three years from the service commencement date. The restricted Class A shares are classified as equity awards measured using fair value of Class A shares on grant date.

Compensation expense—Compensation expense is recognized based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant.

Class M shares with Tranche 1 vesting requirements are accounted for as equity awards and related compensation expense is recognized ratably over the vesting period. The expense for Tranche 1 shares issued to employees is calculated based on grant date fair value multiplied by the number of shares awarded. The expense for Tranche 1 shares issued to non-employees (i.e. AAM participants) is recognized initially at the grant date fair value multiplied by the number of shares. However, the fair value of the awards are revalued each reporting period through completion of counterparty performance to coincide with the fair value of the services provided by the non-employees. The result of the revaluation is recognized in the period in which the revaluation occurs.

Employee and non-employee Tranche 2 shares, excluding M-4 Prime, are accounted for as liability awards. Compensation expense for all participants is remeasured each reporting period through settlement at the fair value of the awards, factoring in the probability of achieving the vesting targets described above. Upon vesting of Tranche 2 shares, the liability is reclassified to equity because the vesting condition which resulted in liability classification is no longer present, and is measured at fair value on the date of reclassification.

Tranche 2 M-4 Prime shares are accounted for as equity awards with expense recognition having commenced upon completion of our IPO. Compensation expense is calculated based on the grant date fair value of such awards multiplied by the number of shares awarded.

Class A shares are accounted for as equity awards and related compensation expense is recognized ratably over the vesting period, if any. The compensation expense for Class A shares is calculated based on the grant date fair value of the Class A common shares, less the purchase price, multiplied by the number of shares awarded.

LTIP awards are accounted for as equity awards. Expense for time-based RSUs and options is recognized ratably over the vesting period based on the number of shares expected to vest. Expense for performance-based RSUs is further adjusted by the performance factor most likely to be achieved, as estimated by management at the end of the performance period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Components of stock compensation expense recorded on the consolidated statements of income are as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Class M – Tranche 1	$11	$12	$54
Class M – Tranche 2	66	50	47
Class A	2	5	47
LTIP	2	—	—
Stock-based compensation expense	$81	$67	$148

As of December 31, 2016, the Class M shares had unrecognized compensation cost of $16 million for Tranche 1 and $24 million for Tranche 2. The cost is expected to be recognized over a weighted-average period of 1.6 years and 1.1 years, respectively. Unrecognized compensation cost of $4 million for LTIP awards is expected to be recognized over a weighted-average period of 1.1 years.

In 2014, we issued 6,184,948 of our Class B shares to Apollo in satisfaction of settlement amounts earned in 2014 by Apollo under the TASA discussed in Note 17 – Related Parties. In 2014, we also settled the equity swap transaction related to the TASA through the issuance of 5,241,935 Class B shares to Apollo.

13. Earnings Per Share

The following represents our basic and diluted EPS calculations:

	Year ended December 31, 2016
(In millions, except share and per share data)	Class A	Class B	Class M-1
Net income available to AHL shareholders – basic	$224	$580	$1
Effect of stock compensation plans on allocated net income	1	—	—
Net income available to AHL shareholders – diluted	$225	$580	$1

Basic weighted average shares outstanding	52,086,945	134,445,840	218,324
Dilutive effect of stock compensation plans	1,443,531	—	4,246,074
Diluted weighted average shares outstanding	53,530,476	134,445,840	4,464,398

Earnings per share[1]
Basic	$4.31	$4.31	$4.31
Diluted	$4.21	$4.31	$0.21

[1] Calculated using whole figures.

	Years ended December 31,
(In millions, except share and per share data)	2015	2014
Net income available to AHL shareholders	$562	$463
Basic weighted average shares outstanding	175,091,802	129,519,108
Dilutive effect of stock compensation plans	86,846	11
Dilutive effect of equity swap[1]	—	2,089,345
Diluted weighted average shares outstanding	175,178,648	131,608,464
Earnings per share on Class A and B shares[2]
Basic	$3.21	$3.58
Diluted	$3.21	$3.52

[1] Equity swap relates to TASA. See Note 17 – Related Parties for additional information.
[2] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

We use the two-class method for allocating net income available to AHL shareholders to each class of our common stock. Our Class M shares do not become eligible to participate in dividends until a return of investment (ROI) condition has been met for each class. Once eligible, each class of our common stock has equal dividend rights. Prior to the fourth quarter of 2016, the ROI condition had not been met for any of our Class M shares and as a result, no earnings were attributable to those classes. In conjunction with our IPO, the ROI condition for Class M-1 was met, while Class M-2, Class M-3 and Class M-4 shares remain ineligible for dividends as of December 31, 2016. Therefore, the basic EPS calculations above reflect only those classes of stock eligible to participate in earnings during each respective period. For the years ended December 31, 2015 and 2014, Class A and B had the same basic and dilutive EPS, and as such are presented together for those years.

Dilutive shares are calculated using the treasury stock method. For Class A common shares, this method takes into account shares that can be settled into Class A common shares, net of a conversion price.

The diluted EPS calculation for Class A shares excluded 116,031,381 shares, RSUs and options outstanding as of December 31, 2016. The excluded shares were comprised of 113,497,613 shares considered antidilutive and 2,533,768 shares for which a performance condition had not been met. The diluted EPS calculation excluded 16,653,624 and 11,674,141 outstanding shares as of December 31, 2015 and 2014, respectively, as the issuance restrictions had not been satisfied as of each year end.

14. Accumulated Other Comprehensive Income
The following is a detail of AOCI:

	December 31,
(In millions)	2016	2015
AFS securities	$972	$(405)
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(408)	91
Noncredit component of OTTI losses on AFS securities	(17)	(15)
Hedging instruments	10	15
Pension adjustments	(4)	(4)
Foreign currency translation adjustments	(12)	(4)
Accumulated other comprehensive income (loss), before taxes	541	(322)
Deferred income tax asset (liability)	(174)	85
Accumulated other comprehensive income (loss)	$367	$(237)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Changes in AOCI are presented below:

	Years ended December 31,
(In millions)	2016	2015	2014
Unrealized gains (losses) on AFS securities
Unrealized holding gains (losses) arising during the year	$1,397	$(1,661)	$1,225
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	(499)	419	(317)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	20	72	9
Less: Income tax expense (benefit)	261	(428)	318
Change in unrealized gains (losses) on AFS securities	617	(886)	581
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities recognized during the year	(9)	(13)	(1)
Less: Reclassification adjustment for losses realized in net income[1]	(7)	(3)	—
Less: Income tax expense (benefit)	—	(4)	1
Change in noncredit component of OTTI losses on AFS securities	(2)	(6)	(2)
Unrealized gains (losses) on hedging instruments
Change in hedging instruments during the year	(5)	11	10
Less: Income tax expense (benefit)	(2)	4	4
Change in hedging instruments	(3)	7	6
Pension adjustments
Pension adjustments during the year	—	12	(17)
Less: Income tax expense (benefit)	—	4	(6)
Change in pension adjustments	—	8	(11)
Foreign currency translation adjustments
Foreign currency translation adjustments during the year	(8)	(4)	—
Change in AOCI	$604	$(881)	$574

[1] Recognized in investment related gains (losses) on the consolidated statements of income.

15. Income Taxes

Income tax expense consists of the following:

	Years ended December 31,
(In millions)	2016	2015	2014
Current	$(33)	$(19)	$(84)
Deferred	(19)	33	138
Income tax expense (benefit)	$(52)	$14	$54

Income tax expense was calculated based on the following components of income before income taxes:

	Years ended December 31,
(In millions)	2016	2015	2014
Pre-tax income – Bermuda	$596	$510	$271
Pre-tax income – Germany	16	8	—
Pre-tax income – U.S.	141	74	261
Income before income taxes	$753	$592	$532

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Statutory tax rates of 0%, 31% and 35% have been used for Bermuda, Germany and the United States, respectively. A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Expected tax provision computed on pre-tax income at weighted average income tax rate	$54	$28	$91
(Decrease) increase in income taxes resulting from:
Deferred tax valuation allowance	(116)	(6)	(22)
Prior year true-up	8	2	(12)
Corporate owned life insurance	(7)	(7)	(6)
Stock compensation expense	5	—	—
State taxes and other	4	(3)	3
Total income tax expense (benefit)	$(52)	$14	$54
Effective tax rate	(7)%	2%	10%

Total income taxes were as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Income tax expense (benefit)	$(52)	$14	$54
Income tax expense (benefit) from OCI	259	(424)	317
Total income taxes	$207	$(410)	$371

Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2016	2015
Deferred tax assets
Insurance liabilities	$1,478	$1,351
Net unrealized losses on AFS	—	84
Net operating and capital loss carryforwards	221	160
Tax credits	18	—
VOBA	69	72
Employee benefits	52	57
Other	27	20
Total deferred tax assets	1,865	1,744
Valuation allowance[1]	(72)	(193)
Deferred tax asset, after valuation allowance	1,793	1,551
Deferred tax liabilities
Investments, including derivatives	668	429
Net unrealized gains on AFS	178	—
VOBA	346	372
DAC	230	98
Other	6	46
Total deferred tax liability	1,428	945
Net deferred tax asset[2]	$365	$606

1 A portion of the valuation allowance reduction was recorded in other comprehensive income.
[2] Net deferred tax asset includes deferred tax liability relating to ADKG, which is included in other liabilities on the consolidated balance sheets.

As of December 31, 2016, we have gross deferred tax assets associated with U.S. federal and state net operating losses of $632 million, which will begin to expire in 2022.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The valuation allowance consists of the following:

	December 31,
(In millions)	2016	2015
U.S. federal and state net operating losses	$22	$100
U.S. other deferred tax assets	—	27
German other deferred tax assets	50	66
Total valuation allowance	$72	$193

During the third quarter of 2016, we identified a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses, which are scheduled to expire beginning in 2022, and other deductible temporary differences. As a result, we released the corresponding deferred tax valuation allowance of $102 million, as it is more likely than not that these attributes will be realized.

AHL and its Bermuda subsidiaries file protective U.S. income tax returns and its U.S. subsidiaries file income tax returns with the U.S. federal government and various U.S. state governments. AADE is not subject to U.S. federal and state examinations by tax authorities for years prior to 2007, while Athene Annuity & Life Assurance Company of New York (AANY) and Athene Life Insurance Company (ALIC) are not subject to examinations for years prior to 2011 and 2013, respectively. See discussion of ongoing tax examinations relating to Aviva USA and subsidiaries at Note 18 – Commitments and Contingencies.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Bermuda Minister of Finance that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2035.

Withholding taxes have not been provided on undistributed earnings of AHL's U.S. and German subsidiaries as of December 31, 2016 or 2015. Although withholding taxes may apply in the event a dividend is paid by AHL's U.S. or German subsidiaries, we have not accrued withholding taxes as we do not intend to remit these earnings. The cumulative amount subject to withholding tax, if distributed, as well as the determination of the associated tax liability, is not practicable to compute; however, it may be material to the Company's financial position and results of operations. Any dividends remitted to AHL from ALRe are not subject to withholding tax.

16. Statutory Requirements

AHL's insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate including Bermuda, all U.S. states, the District of Columbia and Germany. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and GAAP financial statements vary by jurisdiction.

Bermuda statutory requirements—ALRe is licensed by the Bermuda Monetary Authority (BMA) as a long term insurer and is subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. Effective January 1, 2016 the BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency and Capital Requirement (BSCR) which was granted equivalency to the European Union’s Directive (2009/138/EC) (Solvency II).

Under the Bermuda Insurance Act, ALRe is required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and the Enhanced Capital Requirement (ECR). The MMS is equal to the greater of $8 million or 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million. The ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. As of December 31, 2016, the MMS and ECR were $798 million and $1,932 million, respectively, and ALRe was in excess of these required minimums.

Under the EBS framework, statutory financial statements are generally equivalent to GAAP financial statements, with the exception of permitted practices granted by the BMA. ALRe has permission in the statutory financial statements to use amortized cost instead of fair value as the basis for certain investments. Additionally, ALRe uses U.S. statutory reserving principles for the calculation of insurance reserves instead of GAAP, subject to the reserves being proved adequate based on cash flow testing. The impact to the statutory financial statements of these permitted practices is an increase of $1,254 million to capital and surplus as of December 31, 2016 and a decrease of $1,005 million to statutory net income for the year ended December 31, 2016.

Under the regime in effect prior to January 1, 2016, the BMA had granted ALRe permission to use amortized cost instead of fair value as the basis for non-equity securities, including investments underlying funds withheld and modco reinsurance agreements. As a result of this permitted practice $162 million of unrealized losses were excluded from ALRe's statutory return as of December 31, 2015.

Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year's statutory capital and surplus, unless at least two members of ALRe's board of directors and its principal representative in Bermuda sign and submit to the BMA, an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances,

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its MMS and ECR, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of statutory capital. Distributions in excess of this amount require the approval of the BMA. As of December 31, 2016 and 2015, the maximum distribution ALRe was permitted to pay AHL without the need for prior approval was $2,479 million and $3,529 million, respectively.

Germany statutory requirements—Our primary German insurance entity, Athene Lebensversicherung AG (ALV), is regulated by the Federal Financial Supervisory Authority of Germany as a private insurance undertaking and is subject to the Insurance Supervision Act and regulations promulgated thereunder. Effective January 1, 2016, ALV became subject to Solvency II minimum capital requirements (MCR) and solvency capital requirements (SCR) interpreted by the relevant regulatory authorities. ALV is obliged to meet these requirements in order to be able to fulfill, subject to a certain confidence level of 99.5% for SCR, or 85% for MCR, over a one-year period, all obligations arising from existing business, as well as the new business expected to be written over the following 12 months. Failure to maintain adequate capital levels may result in regulatory action. As of December 31, 2016, statutory capital and surplus as calculated under Solvency II was $570 million, while MCR and SCR were $121 million and $268 million, respectively.

Prior to 2016, ALV was subject to regulations under Solvency I, which required ALV to maintain minimum statutory capital as calculated against reserves. As of December 31, 2015, statutory capital and surplus as calculated under SI was $325 million, while required capital under SI was $195 million. Under both the SI and SII regimes, ALV is permitted to use dividend payable balances held for policyholder participation in determining the total capital of the entity.

ALV is restricted as to the payment of dividends pursuant to calculations, which are based upon the analysis of current euro swap rates against existing policyholder guarantees. As of December 31, 2016, ALV did not exceed this threshold and no amounts were available for distribution.

U.S. statutory requirements—AHL's regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
ALIC	Delaware Department of Insurance
AANY	New York Department of Financial Services
ALICNY	New York Department of Financial Services
AAIA	Iowa Insurance Division
Structured Annuity Reinsurance Company (STAR)	Iowa Insurance Division
Athene Re USA IV	State of Vermont Department of Financial Regulation

Each entity's statutory statements are presented on the basis of accounting practices determined by the respective regulatory authority. The regulatory authority recognizes only statutory accounting practices prescribed or permitted by the corresponding state for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under insurance law.

The maximum dividend these subsidiaries can pay to shareholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year's net gain from operations or (2) 10% of policyholders' surplus. Based on these restrictions, the maximum dividend AADE could pay to Athene USA, and ultimately to AHL's shareholders, absent regulatory approval was $127 million and $125 million as of December 31, 2016 and 2015, respectively. Other requirements limit the amount that could be withdrawn from AADE and the maximum AADE could dividend while staying in compliance with these state regulations, which was $80 million and $65 million as of December 31, 2016 and 2015, respectively. Any dividends from AHL's other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to AHL without regulatory approval from the Delaware Department of Insurance. Additionally, we have agreed with the Iowa Insurance Division not to cause AAIA to pay dividends until August 15, 2018; therefore, we currently consider AAIA's dividend capacity as zero.

As of December 31, 2016, AHL's U.S. subsidiaries' solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

In some instances, the states of domicile of our U.S. subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in National Association of Insurance Commissioners (NAIC) Statutory Accounting Principles (SAP). These subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP. These prescribed and permitted practices are described as follows:

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA's statutory surplus decreased by $17 million and increased by $14 million as of December 31, 2016 and 2015, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2016 and 2015, the face amount of the letters of credit was $153 million.

Statutory reinsurance agreement – We have an agreement with Hannover Life Reassurance Company of America, which is treated as reinsurance under statutory accounting practices and as a financing arrangement under GAAP. The statutory surplus benefit under this agreement is eliminated under GAAP and the associated charges are recorded as risk charges and included in policy and other operating expenses on the consolidated statements of income. The transaction became effective October 1, 2016 and is a coinsurance agreement for statutory purposes covering 80% of the GLWB rider on 2016 and 2017 sales of certain fixed indexed annuity products, with an option to extend reinsurance to 2018 sales. The reserve credit recorded on a statutory basis was $91 million as of December 31, 2016.

Statutory capital and surplus and net income (loss)—The following table presents, for each of our insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recently filed statutory financial statements filed with insurance regulators:

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	December 31,		Years ended December 31,
(In millions)	2016	2015	2016	2015	2014
ALRe	$6,124	$5,650	$460	$461	$632
AADE	1,272	1,251	71	68	116
ALIC	79	77	1	1	1
AANY	231	208	1	8	7
ALICNY	78	73	10	14	88
AAIA	1,113	1,109	100	597	263
STAR	80	76	17	4	35
Athene Re USA IV	50	38	7	1	6

17. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments, with the exception of the investments of ADKG, are managed by AAM, a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of December 31, 2016, AAM directly managed $53,368 million of our investment portfolio assets, of which 84% are rated one or two by the NAIC. For certain assets which require specialized sourcing and underwriting capabilities, AAM has chosen to mandate sub-advisors rather than building out in-house capabilities. For the services related to these investments, AAM earns a fee of 0.40% per year, subject to certain discounts, on all assets managed in accounts owned by or related to us, including sub-advised assets, but excluding assets of ADKG and certain other limited exceptions. Additionally, AAM recharges the sub-advisory fees it incurs with respect to our sub-advised assets to us.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

AAM has entered into a Master Sub-Advisory Agreement (MSAA) with certain Apollo affiliates to sub-advise AAM with respect to a portion of our assets, with the fees recharged to us, in addition to the gross fee of 0.40% per year paid to AAM as described above. The MSAA covers services rendered by Apollo-affiliated sub-advisors relating to the following investments:

	December 31,
(In millions, except for percentages)	2016	2015
Fixed maturity securities
U.S. state, municipal and political subdivisions	$5	$10
Foreign governments	149	107
Corporate	2,032	1,435
CLO	4,727	4,339
ABS	911	1,746
CMBS	975	1,010
RMBS	—	21
Mortgage loans	1,767	1,594
Investment funds	23	21
Trading securities	126	207
Funds withheld at interest	1,682	1,182
Other investments	81	83
Total assets sub-advised by Apollo affiliates	$12,478	$11,755
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	19%	20%

Apollo Asset Management Europe

ADKG has an investment advisory agreement with Apollo Asset Management Europe (together with certain of its affiliates, AAME), also a subsidiary of AGM. AAME provides advisory services for all of ADKG's investment portfolio other than operating cash, mortgage loans secured by residential and commercial properties that are not identified and advised by AAME, and assets related to unit-linked policies. Also excluded are assets held in German special investment funds managed or advised by Apollo, AAM and any of the respective affiliates of Apollo, AAM or AAME, to the extent the entity receives a management or advisory fee in connection with the fund. In providing these services, AAME has access to Apollo's European expertise and capabilities. The ADKG investments sub-advised by AAME consist primarily of corporate and sovereign bonds, as compared to the more diverse range of assets managed by AAM or those held in the German special investment funds. As compensation for the investment advisory services rendered, AAME receives a fee of 0.10% per year on the assets it sub-advises. Affiliates of AAME receive an advisory fee of 0.35% per year on certain German special investment funds and our investment in a sub-fund of Apollo Capital Efficient Fund I (ACE fund), as well as a pro rata share of operating expenses up to 0.30% on the ACE fund. As of December 31, 2016, these investment funds totaled $258 million and $84 million, respectively. These fees are included in sub-advisory fees in the table below.

The following represents the assets sub-advised by AAME:

	December 31,
(In millions)	2016	2015
Fixed maturity securities
Foreign governments	$2,062	$2,349
Corporate	1,567	1,607
Equity securities	187	220
Mortgage loans	—	139
Investment funds	34	41
Policy loans	6	9
Real estate	541	566
Other investments	153	125
Cash and cash equivalents	25	—
Total assets sub-advised by AAME	$4,575	$5,056

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM, AAME and other Apollo affiliates:

	Years ended December 31,
(In millions)	2016	2015	2014
Asset management fees	$229	$226	$222
Sub-advisory fees	66	42	36

The management and sub-advisory fees are included within net investment income on the consolidated statements of income. The management fees payable as of December 31, 2016 and 2015, were $28 million and $35 million, respectively. The sub-advisory fees payable as of December 31, 2016 and 2015, were $11 million and $24 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the consolidated balance sheets.

The investment management or advisory agreements with AAM or AAME have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements, except that any agreement may only be terminated on October 31, 2018, or any third anniversary thereafter. Any termination on that date without cause requires (1) approval of our board of directors and the holders of our common shares that hold a majority of total voting power (giving effect to the voting allocation provisions set forth in our bye-laws) and (2) six months' prior written notice to AAM or AAME of termination. We may terminate the investment management or advisory agreements for cause, with the approval of our board of directors.

We have a management investment committee, which includes members of our senior management and reports to the risk committee of our board of directors. The committee focuses on strategic decisions involving our investment portfolio, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions, as well as monitoring our credit risk, and the management of our assets and liabilities.

Also, because the Apollo Group has a significant voting interest in us, in order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our board of directors has formed a conflicts committee consisting of three of our directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and a majority of the committee members must approve material transactions between us and the Apollo Group, subject to certain exceptions.

Service fees – We have entered into shared services agreements with AAM. Under these agreements, we and AAM make available to each other certain personnel and services. Expenses for the services are based on the amount of time spent on the affairs of the other party, in addition to actual expenses incurred and certain cost reimbursements. For the years ended December 31, 2016, 2015 and 2014, net expenses allocated from (to) AAM under these agreements were $6 million, $2 million and $(13) million, respectively.

Other AGM Affiliates

TASA – Since our founding, Apollo has provided a diverse array of services in order to grow our balance sheet, source, underwrite, and integrate transactions and has provided us access to their infrastructure. Through October 30, 2012, we had a standard 10-year monitoring contract with Apollo Alternative Assets, L.P., Apollo Management Holdings, L.P. and Apollo Global Securities, LLC (collectively, the Apollo TASA Parties) for these services that required cash payment of a quarterly monitoring fee of 0.50% of our capital and surplus, as defined, plus out of pocket expenses, with a termination date of July 15, 2019.

As we began to implement public company readiness initiatives in late 2012, both parties voluntarily agreed to an early termination of the monitoring contract. In exchange for early termination of the monitoring contract, Apollo received settlement fees on a quarterly basis from January 1, 2013, to December 31, 2014. Also, to promote alignment between Apollo and Athene’s shareholders and to preserve cash to support Athene’s growth plan, Apollo elected to receive its settlement fees under the agreement in shares of Athene rather than cash.

On January 1, 2013, we entered into an equity swap transaction with Apollo in connection with the termination of the quarterly monitoring fee discussed above. Pursuant to this swap, a quarterly settlement amount continued to accrue to Apollo, but the payment of those amounts (whether in stock or cash) would not be made to Apollo until the earlier of the time when Apollo was no longer deemed to control the Company, within the meaning of the derivative instrument delivered pursuant to the TASA and October 31, 2017.

In April 2014, as a result of the external capital raise, Apollo was no longer deemed to control the Company (as defined under the swap) and, as a result, the swap was settled in stock for settlement amounts owed through that date.

Additionally, in April 2014, we further amended the TASA to exclude from capital and surplus, on which the quarterly monitoring fee was calculated, the capital received in the April 2014 capital raise, and any capital raised in connection with certain potential future acquisitions as defined in the amended TASA.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The total costs incurred pursuant to the TASA, including direct expenses, were $228 million for the year ended December 31, 2014 and are recorded in policy and other operating expenses on the consolidated statement of income. The outstanding liability was settled during 2014, and no additional fees accrue under the TASA.

Other related party transactions—In 2015, we entered into a loan purchase agreement with AmeriHome Mortgage Company, LLC (AmeriHome), an investee of A-A Mortgage, an equity method investee. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We have purchased $22 million and $83 million of residential mortgage loans under this agreement during the years ended December 31, 2016 and 2015, respectively.

During the third quarter of 2016, we completed a series of transactions with Apollo Commercial Real Estate Finance, Inc. (ARI), a related party managed by an affiliate of Apollo. Pursuant to an agreement between ARI and Apollo Residential Mortgage, Inc. (AMTG), another related party managed by an Apollo affiliate, AMTG merged with and into ARI. In accordance with an Asset Purchase and Sale Agreement between us and ARI, we purchased $1,090 million of primarily non-agency RMBS from ARI subsequent to its merger with AMTG. We also provided ARI with a secured short-term $175 million loan to consummate the merger, which was subsequently repaid with the proceeds of the sale of such RMBS. Finally, subsequent to the merger, we purchased $20 million of ARI shares of common stock pursuant to a stock purchase agreement that required such purchase if ARI’s common stock price fell below a specified price, which was the per share value used in determining the purchase price under the merger agreement between ARI and AMTG, during the 30 trading days following the closing of the merger.

18. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, of $962 million and $825 million as of December 31, 2016 and 2015, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) of Indianapolis and Des Moines. Through membership, we have issued funding agreements with a carrying value of $691 million and $1,112 million as of December 31, 2016 and 2015, respectively, to the FHLB in exchange for cash advances. We are required to provide collateral in excess of the funding agreements, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special purpose, non-affiliated statutory-trust to offer up to $5 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements issued under this program have a carrying value of $246 million and $250 million as of December 31, 2016 and 2015, respectively. In the first quarter of 2017, we issued an additional $650 million in funding agreements under this program.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2016	2015
AFS securities
Fixed maturity	$1,382	$1,865
Equity	40	56
Investment funds	25	27
Mortgage loans	1,003	1,134
Restricted cash	57	116
Total restricted assets	$2,507	$3,198

The restricted assets are primarily a result of the FHLB funding agreements described above. Additionally, we have established reinsurance trusts of assets equal to statutory reserves, plus an additional amount of assets, as a result of coinsurance agreements with Transamerica Life Insurance Corporation.

Litigation, Claims and Assessments—On June 12, 2015, a putative class action complaint was filed in the United States District Court, Northern District of California against us. The complaint, which is similar to complaints recently filed against other large insurance companies, primarily alleges that captive reinsurance and other transactions had the effect of misrepresenting the financial condition of AAIA. The complaint purports to be brought on behalf of a class of purchasers of annuity products issued by AAIA between 2007 and the present. There are also various allegations related to the purchase of Aviva USA and concerning entry into a modco transaction with ALRe in October 2013. The suit asserts claims of violation of the Racketeer Influenced and Corrupt Organizations Act and seeks compensatory damages, trebled, in an amount to be determined, costs and attorneys' fees. On March 25, 2016, the matter was transferred to the United States District Court, Southern District of Iowa. On May 25, 2016, the court granted plaintiff’s motion to file an amended complaint dropping plaintiff Silva and defendant Aviva plc. We moved to dismiss that complaint on June 30, 2016, and the motion was fully briefed as of September 8, 2016. On November 4,

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

2016 and November 14, 2016, the court stayed consideration of the motion to dismiss pending a ruling from the United States Court of Appeals for the Eighth Circuit in a similar case which will likely affect the disposition of our motion. See Ludwick v. Harbinger Grp., Inc., 161 F. Supp. 3d 769 (W.D. Mo. 2016), appeal docketed, No. 16-1561 (8th Cir.). We believe we have meritorious defenses to the claims set forth in the amended complaint and intend to vigorously defend the litigation and seek dismissal of the amended complaint. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

On July 27, 2015, a putative class action complaint was filed in the United States District Court, District of Massachusetts, against us. An amended complaint was filed on December 18, 2015. The complaint alleges a putative class action on behalf of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva London Assignment Corporation, Aviva Life Insurance Company and CGU International Insurance, plc (Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003. The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by a capital maintenance agreement by CGU International Insurance, plc, which was alleged as a source of great financial strength. The complaint further alleges that the Aviva Entities used this capital maintenance agreement to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the capital maintenance agreement terminated. According to the complaint, no notice was provided to the owners of the structured settlement annuities and the termination of the capital maintenance agreement constituted a breach of contract and the plaintiff further asserts other causes of action. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London Assignment are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The defendants have answered and are engaged in the discovery process. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

The Internal Revenue Service (IRS) has completed its examinations of the 2006 through 2010 Aviva USA tax years. Aviva USA agreed to all adjustments that were proposed with respect to those tax years with two exceptions: (1) AAIA’s treatment of call options used to hedge fixed indexed annuity (FIA) liabilities for the tax years 2008–2010 and (2) the disallowance of offsetting tax deductions taken by AAIA and taxable income reported by the non-life subgroup with respect to unpaid independent marketing organization commissions. The first adjustment to which Aviva USA did not agree would disallow deductions of $191 million, $154 million and $76 million for 2008, 2009 and 2010, respectively. The second adjustment to which Aviva USA did not agree would increase non-life net operating losses and decrease AAIA net operating losses by $16 million in each of 2009 and 2010. Taxes, penalties and interest with respect to these two issues for the years under audit are potentially subject to indemnification by Aviva plc. Athene USA has been unable to negotiate a favorable settlement of this issue with the IRS, and has reserved its right to contest the adjustment in federal court. If the IRS position is upheld in federal court, Athene USA expects that it would owe tax of $120 million, plus interest, for tax years ending on or before October 2, 2013, which are subject to indemnification by Aviva plc as described above. The treatment of FIA hedges is a recurring issue as to the timing of the related deductions and could affect the current income tax incurred in periods after October 2, 2013, which are not subject to indemnification by Aviva plc. Given that the disallowance of a deduction in one period results in an increased deduction in a future period, AHL does not expect that there will be any material impact to its financial condition resulting from this issue.

In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable corporate-owned life insurance (COLI) policies that, as of December 31, 2016, had an asset value of $327 million, and is included in other assets on the consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has been triggered and we will pursue further adjudication. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above are $159 million as of December 31, 2016.

19. Segment Information

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other.

Retirement Services—Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities, fixed indexed annuities, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our FABN program is included in our Retirement Services segment.

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities and our German operations, which is primarily comprised of participating long-duration savings products. In addition to our German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

compensation and intersegment eliminations. In Corporate and Other we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Financial Measures—Segment operating income, net of tax, and net investment income are internal measures used by the chief operating decision maker to evaluate and assess the results of our segments.

Operating revenue is a component of operating income, net of tax, and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

The table below reconciles segment operating revenues to total revenues presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2016	2015	2014
Operating revenue by segment
Retirement Services	$3,332	$2,977	$2,834
Corporate and Other	268	112	55
Total segment operating revenues	3,600	3,089	2,889
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	324	(390)	814
Investment gains (losses), net of offsets	164	(132)	298
VIE expenses and noncontrolling interest	13	33	79
Other adjustments to revenues	6	16	20
Total non-operating adjustments	507	(473)	1,211
Total revenues	$4,107	$2,616	$4,100

Operating income, net of tax, is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our operating income, net of tax, equals net income available to AHL's shareholders adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding LTIP; and

•	Provision for income taxes – non-operating.

The table below reconciles segment operating income, net of tax, to net income available to Athene Holding Ltd. shareholders presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2016	2015	2014
Operating income, net of tax by segment
Retirement Services	$809	$769	$764
Corporate and other	(49)	(29)	29
Total segment operating income, net of tax	760	740	793
Non-operating adjustments
Investment gains (losses), net of offsets	47	(56)	151
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	97	(27)	(30)
Integration, restructuring and other non-operating expenses	(22)	(58)	(279)
Stock-based compensation, excluding LTIP	(79)	(67)	(148)
Income tax (expense) benefit – non-operating	2	30	(24)
Total non-operating adjustments	45	(178)	(330)
Net income available to Athene Holding Ltd. shareholders	$805	$562	$463

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Net investment income used to evaluate the performance of our segments is an internal measure that does not correspond to GAAP net investment income. Adjustments are made to GAAP net investment income to arrive at a net investment income measure that reflects the profitability of our core deferred annuities business. Accordingly, we adjust net investment income to include earnings from our consolidated VIEs and earnings on certain alternative investments (primarily CLOs) classified in investment related gains (losses) on the consolidated statements of income. Additionally, impacts of reinsurance embedded derivatives on net investment income are removed. The table below reconciles segment net investment income to net investment income presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2016	2015	2014
Net investment earnings by segment
Retirement Services	$2,955	$2,572	$2,483
Corporate and Other	77	36	55
Total net investment earnings	3,032	2,608	2,538
Adjustments to net investment income
Reinsurance embedded derivative impacts	(189)	(84)	(67)
Net VIE earnings	(1)	(67)	(146)
Alternative income (gains) losses	39	42	(4)
Other	35	9	12
Total adjustments to arrive at net investment income	(116)	(100)	(205)
Net investment income	$2,916	$2,508	$2,333

Operating income, net of tax, excludes the tax impact of the taxable non-operating adjustments presented above. The tax impact of non-operating income adjustments is 35% of the non-operating adjustments subject to income tax. The table below reconciles segment provision for income taxes – operating to income tax expense presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2016	2015	2014
Provision for income taxes – operating by segment
Retirement Services	$(46)	$41	$30
Corporate and Other	(4)	3	—
Total segment income tax expense (benefit) – operating	(50)	44	30
Income tax (expense) benefit – non-operating	(2)	(30)	24
Income tax expense (benefit)	$(52)	$14	$54

The following represents total assets by segment:

	December 31,
(In millions)	2016	2015	2014
Total assets by segment
Retirement Services	$79,319	$73,710	$81,606
Corporate and Other	7,401	7,144	1,104
Total assets	$86,720	$80,854	$82,710

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

We market annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of income, and premiums collected are as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
Fixed indexed annuities	$5,322	$2,808	$2,560
Fixed rate annuities	3,565	883	323
Payouts without life contingencies	107	166	163
Funding agreements	—	250	—
Life and other deposits	24	11	15
Total deposits	9,018	4,118	3,061
Payouts with life contingencies	21	53	32
Life and other premiums	219	142	68
Total premiums	240	195	100
Total premiums and deposits, net of ceded	$9,258	$4,313	$3,161
Deposits and premiums collected by the geographical location are as follows:

	Years ended December 31,
(In millions)	2016	2015	2014
United States	$5,617	$3,097	$2,810
Bermuda	3,429	1,135	351
Germany	212	81	—
Total premiums and deposits, net of ceded	$9,258	$4,313	$3,161

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

20. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Three months ended
(In millions, except per share data)	March 31	June 30	September 30	December 31
2016
Total revenues	$722	$1,047	$1,276	$1,062
Total benefits and expenses	634	839	1,205	676
Net income	87	192	158	368
Net income available to Athene Holding Ltd. shareholders	87	192	158	368

Earnings per share
Basic – Classes A, B and M-1[1]	$0.47	$1.03	$0.85	$1.94
Diluted – Class A	0.47	1.03	0.85	1.80
Diluted – Class B	0.47	1.03	0.85	1.94
Diluted – Class M-1	N/A	N/A	N/A	0.46

2015
Total revenues	$803	$544	$224	$1,045
Total benefits and expenses	637	413	149	825
Net income	160	104	72	242
Net income available to Athene Holding Ltd. shareholders	144	104	72	242

Earnings per share
Basic – Classes A and B	$1.01	$0.56	$0.39	$1.30
Diluted – Class A	1.01	0.56	0.39	1.30
Diluted – Class B	1.01	0.56	0.39	1.30
Diluted – Class M-1	N/A	N/A	N/A	N/A

N/A – Not applicable. Refer to Note 13 – Earnings Per Share for further discussion.
[1] Basic earnings per Class M-1 share was applicable only for the three months ended December 31, 2016. Refer to Note 13 – Earnings Per Share for further discussion.

During the three months ended December 31, 2016, we recorded out-of-period adjustments that affected the consolidated statements of income for the three months ended September 30, 2016. These adjustments primarily related to DAC and VOBA amortization. In addition, during the three months ended September 30, 2016, we recorded out-of-period adjustments that primarily affected the consolidated statements of income for the year ended December 31, 2015. These out-of-period adjustments were primarily related to actuarial reserves, net of DAC and VOBA amortization.

As a result of these out-of-period adjustments, the consolidated net income for the three months ended December 31, 2016 was understated by $5 million and the consolidated net income for the three months ended September 30, 2016 was overstated by $23 million.

We evaluated these out-of-period adjustments and determined they were not material to the consolidated financial statements for either the three months ended September 30, 2016 or December 31, 2016, or any other previously reported period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As a result of a change in the financial reporting responsibilities of our West Des Moines, Iowa, personnel during 2015, PricewaterhouseCoopers Ltd. (PwC Bermuda) and PricewaterhouseCoopers LLP (PwC U.S.) agreed that it would be appropriate for PwC U.S. to assume principal auditor responsibilities for the year ending December 31, 2015. We, with the approval of our audit committee, engaged PwC U.S. as our new independent registered public accounting firm with effect from December 8, 2015. Prior to the engagement, PwC Bermuda resigned as our independent registered public accounting firm on December 8, 2015.

PwC Bermuda’s report on our financial statements for the fiscal year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 2014 and the interim period through December 8, 2015, there were no disagreements with PwC Bermuda on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PwC Bermuda, would have caused PwC Bermuda to make reference thereto in their report on the financial statements for such periods. During the fiscal year ended December 31, 2014 and the subsequent interim period through December 8, 2015, there have been no reportable events (as defined by Regulation S-K 304(a)(1)(v)).

During the fiscal year ended December 31, 2014 and the subsequent interim period through December 8, 2015, PwC U.S. performed work on components of us, either in support of PwC Bermuda’s audit report or for statutory audit requirements. All consultations with PwC U.S. by us were made in the ordinary course of business.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Below is a list of the names and ages of our directors and executive officers and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	59	Chairman, Chief Executive Officer and Chief Investment Officer
William J. Wheeler	55	President
Grant Kvalheim	60	Executive Vice President – Athene, Chief Executive Officer and President – Athene USA
Martin P. Klein	57	Executive Vice President and Chief Financial Officer
Frank L. Gillis	65	Executive Vice President – Athene, Chief Executive Officer – ALRe
John Rhodes	45	Executive Vice President and Chief Risk Officer
Marc Beilinson	58	Director*
Robert Borden	53	Director*
Brian Leach†	58	Director*
Gernot Lohr	47	Director
H. Carl McCall†	81	Director*
Matthew R. Michelini	35	Director
Dr. Manfred Puffer	53	Director
Marc Rowan	54	Director
Lawrence J. Ruisi	68	Director*
Imran Siddiqui	42	Director
Hope Schefler Taitz	52	Director*
Arthur Wrubel†	51	Director*
*Independent director for purposes of the NYSE corporate governance listing requirements.

†	These directors have been appointed subject to being nominated and elected by shareholders at the 2017 annual general meeting.

Executive Officers

James R. Belardi has served as our Chairman and Chief Executive Officer and Chief Investment Officer since May 2009. In addition, Mr. Belardi is the Chairman, Chief Executive Officer and Chief Investment Officer of AAM, our investment manager. He is a member of our executive committee. Mr. Belardi is responsible for our overall strategic direction and management in his capacity as Chief Executive Officer and is responsible for the day-to-day management of our investment portfolio in his capacity as Chief Investment Officer. Prior to founding our Company and AAM, Mr. Belardi was President of SunAmerica Life Insurance Company and was also Executive Vice President and Chief Investment Officer of AIG Retirement Services, Inc., where he had responsibility for an invested-asset portfolio of $250 billion. Mr. Belardi has a Bachelor of Arts degree in economics from Stanford University and a Master of Business Administration from the University of California, Los Angeles. He currently serves on the board of directors of Paulist Productions, where he chairs the investment committee, Aris Mortgage Holding Company LLC (Aris Holdco) and Southern California Aquatics. Mr. Belardi was selected to serve on our board of directors as a result of his demonstrated track record in and deep knowledge of the financial services business, including having founded both our Company and AAM, and his extensive experience in the insurance industry.

William J. Wheeler has served as our President since September 2015. Together with Mr. Belardi, Mr. Wheeler is responsible for our overall strategic direction. In particular, Mr. Wheeler oversees all of our business units, which includes our retail, reinsurance and German operations, and also our corporate development and risk activities. Prior to joining our Company, Mr. Wheeler was President of the Americas group for MetLife Inc. (MetLife) where he oversaw the insurance and retirement business in the United States and Latin America. During his seventeen-year tenure at MetLife, Mr. Wheeler assumed various executive positions, including Executive Vice President and Chief Financial Officer. In addition, Mr. Wheeler served as Treasurer for MetLife, playing a key role in preparing MetLife to become a public company. Prior to joining MetLife, Mr. Wheeler was an investment banker at Donaldson, Lufkin & Jenrette. Mr. Wheeler has a Bachelor of Arts degree in English from Wabash College and a Master of Business Administration from Harvard Business School. He currently serves on the board of Evercore Partners Inc.

Grant Kvalheim has served as the Chief Executive Officer of Athene USA since June 2015 and served as our President from January 2011 until September 2015, served as the Chief Financial Officer from January 2011 until April 2013 and served as a director from January 2012 until February 2014. Mr. Kvalheim is responsible for the oversight of our U.S. operating companies with a focus on our retail annuity channel, including growth initiatives and new product development. Prior to joining our Company, Mr. Kvalheim was a senior executive of Barclays Capital (Barclays) from early 2001 to the end of 2007, becoming Co-President in September 2005. During his time at Barclays he converted a European cash investment grade business into a leading global cash and derivatives business across both securitized and non-securitized credit products, and significantly expanded Barclays’ investment banking platform. Prior to joining Barclays, Mr. Kvalheim held senior executive positions in the investment banks of Deutsche Bank and Merrill Lynch. Mr. Kvalheim has a Bachelor of Arts degree in economics from

Item 10.    Directors, Executive Officers and Corporate Governance

Claremont McKenna College and a Master of Business Administration in finance from the University of Chicago. He served on the board of directors of the Permal Silk Road Fund from June 2008 to November 2012. He currently serves on the board of directors of Mottahedeh & Co. and Sol Health.

Martin P. Klein has served as our Executive Vice President and Chief Financial Officer since November 2015. Mr. Klein also serves as a director of several of our insurance subsidiaries. Mr. Klein is responsible for overseeing our financial management, including our enterprise finance, tax, actuarial and internal audit functions. He also helps to develop and execute strategic operating decisions across our Company. Prior to joining our Company, Mr. Klein served as Executive Vice President and Chief Financial Officer of Genworth Financial, Inc. (Genworth) from February 2013 to October 2015. Prior to that, he was Senior Vice President–Chief Financial Officer of Genworth from May 2011 to February 2013, and from May 2012 through December 2012, he also served as Genworth’s Acting President and Acting Chief Executive Officer. Prior to joining Genworth, Mr. Klein served as a Managing Director and Senior Relationship Manager of Barclays, after its acquisition of the U.S. operations of Lehman Brothers Holdings, Inc. (Lehman Brothers) in 2008. At Lehman Brothers, Mr. Klein served as a Managing Director and from 1998 to 2008 was the head of the Insurance Solutions Groups, and also founded and ran the Pension Solutions Group. Prior to Lehman Brothers, Mr. Klein had been with Zurich Insurance Group from 1994 to 1998 and was a Managing Director of Zurich Investment Management. Prior to Zurich, Mr. Klein served in finance and actuarial roles in other insurance organizations. Mr. Klein is a Fellow of the Society of Actuaries and a Chartered Financial Analyst. He received his Bachelor of Arts in mathematics and business administration from Hope College and a Master of Science in statistical and actuarial sciences from University of Iowa.

Frank L. Gillis is a founder of our Company and served on our board of directors from May 2009 to February 2014. Mr. Gillis has served as Chief Executive Officer of ALRe since June 2009 and serves as a director of ALRe. Mr. Gillis is responsible for our growth through our reinsurance channel and is responsible for the oversight of ALRe. Prior to founding our Company, Mr. Gillis was a Senior Managing Director at Bear Stearns & Co. Inc. (Bear Stearns) and was the head of the Bear Stearns Insurance Solutions Group. In this position, he led Bear Stearns’ entry into the funding agreement-backed note business and created the turn-key Premium Asset Trust Series. Prior to Bear Stearns, Mr. Gillis spent over three years at GenRe Financial Products providing ALM hedging solutions to U.S. life insurance companies. Mr. Gillis serves on the boards of Bermuda International Long Term Insurers and Reinsurers and the Association of Bermuda International Companies. Mr. Gillis has a Bachelor of Arts in English from the University of Richmond.

John Rhodes has served as our Executive Vice President and Chief Risk Officer since August 2016. Mr. Rhodes is responsible for overseeing our enterprise risk management functions, as well as providing key support in connection with strategic operating decisions across our Company. Prior to joining our Company, Mr. Rhodes was the Chief Risk Officer of Allstate from November 2015 to June 2016. Prior to joining Allstate, Mr. Rhodes was the Chief Risk Officer of Lincoln Financial Group from July 2012 to October 2015. Prior to that he served as the Head of Equity Risk Management at Lincoln Financial Group from 2009 to 2012. Prior to joining Lincoln Financial Group, Mr. Rhodes was the Head of Hedging Operations and Performance Management at ING US Financial Services from 2006 to 2009. From 1999 to 2006, Mr. Rhodes served in a variety of roles at JPMorgan Chase and GE Capital focusing primarily on market risk and valuation. Mr. Rhodes also served in the U.S. Navy as a commissioned officer. Mr. Rhodes received a Bachelor of Science degree in oceanography from the United States Naval Academy and a Master of Business Administration from New York University, Leonard Stern School of Business.

Directors

We believe our board of directors should be composed of a diverse group of individuals with sophistication and experience in many substantive areas that impact our business. We believe experience, qualifications and skills in the following areas are most important: insurance industry; accounting, finance, and capital structure; strategic planning and leadership of complex organizations; legal/regulatory and government affairs; personnel management; and board practices of other major corporations. We believe that all of our current board members possess the professional and personal qualifications necessary for service on our board, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below, or above in the case of our Chairman and Chief Executive Officer.

Marc Beilinson has served as a director of our Company since 2013, and is the chair of our compensation committee and a member of our conflicts committee. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Since December 2016, Mr. Beilinson has served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates). Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. and Innkeepers USA Trust. Mr. Beilinson currently serves on the boards of directors and audit committees of MFG Assurance Company Limited and Caesars Acquisition Company. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc. (ARI), Innkeepers USA Trust and JER/Jameson Properties LLC. Mr. Beilinson has a Bachelor of Arts in political science from the University of California, Los Angeles and a Juris Doctor from the University of California Davis Law School. Mr. Beilinson was selected to serve on our board of directors as a result of having over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002.

Robert Borden has served as a director of our Company and our Company’s subsidiary, ALRe, since 2010, and is a member of our risk and conflicts committees. Mr. Borden is Managing Partner and Chief Investment Officer of Delegate Advisors, LLC. From April 2006 to January 2012, Mr. Borden served as the Chief Executive Officer and Chief Investment Officer of the South Carolina Retirement System Investment Commission (SCRSIC), which is responsible for investing and managing all assets of the South Carolina Retirement Systems. Prior to his role at SCRSIC, Mr. Borden served as the Executive Director and Chief Investment Officer of the Louisiana State Employees Retirement

Item 10.    Directors, Executive Officers and Corporate Governance

System, where he was responsible for investment management, benefits administration, finance and operations. Mr. Borden has also served as Vice Chairman and Chairman of the Fund Evaluation Committee for the Louisiana Deferred Compensation Commission and as a member of the South Carolina Deferred Compensation Committee. Prior to that, Mr. Borden served as Treasurer and Senior Manager for Financial Services at the Texas Workers’ Compensation Insurance Fund after serving as VP of Treasury and Interest Rate Risk Manager at Franklin Federal Bancorp. Mr. Borden serves on the board of directors of Delegate Advisors, LLC, Apollo Senior Floating Rate Fund, Inc. and Apollo Tactical Income Fund Inc. Mr. Borden has a Bachelor of Business Administration with a major in finance from the University of Texas at Austin and received a Master of Science degree in finance from Louisiana State University. Mr. Borden holds both the Chartered Financial Analyst and Chartered Alternative Investment Analyst professional designations. Mr. Borden was selected to serve on our board of directors as a result of his extensive experience in leadership positions, and in particular, his experiences as Chief Executive Officer and Chief Investment Officer at several companies.

Brian Leach was appointed as a director of our Company in August 2016, and is a member of our risk and audit committees. From 2013 to 2015, Mr. Leach served as Head of Franchise Risk & Strategy at Citigroup with responsibility for managing all of Citibank’s global risk, audit, compliance and strategy. From 2008 to 2012, Mr. Leach served as the Chief Risk Officer of Citibank. In 2005, Mr. Leach, together with several former colleagues from Morgan Stanley, formed Old Lane and from 2005 to 2008, Mr. Leach served as Old Lane’s co-Chief Operating Officer and Chief Risk Officer. Prior to that, Mr. Leach worked his entire post-graduate career at Morgan Stanley encompassing running a successful proprietary trading business and culminating as the Risk Manager of the Institutional Securities Business reporting directly to its President. During his time with Morgan Stanley, Mr. Leach was seconded to Long-Term Capital Management (LTCM) for approximately one year. During that time, he was one of six managers selected by a consortium of 14 global financial institutions to manage the liquidation of LTCM. Mr. Leach serves on the Advisor Investment Committee of Mountain Capital. Mr. Leach has a Bachelor of Arts degree in economics from Brown University and a Master of Business Administration from Harvard Business School. Mr. Leach has been awarded Risk Manager of the Year on two separate occasions: the first by Risk Magazine for his work in restructuring the hedge fund LTCM and the second by the Global Association of Risk Professionals for his work in restructuring Citigroup after the global financial crisis. Mr. Leach was selected to serve on our board of directors as a result of his extensive experience in risk management.

Gernot Lohr has served as a director of our Company and our subsidiary, ALRe, since 2009. Mr. Lohr has served as a director of AAM, our investment manager, since 2009. Mr. Lohr is a Senior Partner at Apollo, which he joined in May 2007. Prior to joining Apollo, Mr. Lohr was a founding partner at Infinity Point LLC, Apollo’s joint venture partner for the financial services industry since 2005. Before that time, Mr. Lohr spent eight years in financial services investment banking at Goldman, Sachs & Co. in New York and also worked at McKinsey & Company and B. Metzler Corporate Finance in Frankfurt. Currently, Mr. Lohr serves on the board of directors of the general partner of AAA, AAA MIP Limited, Amissima Assicurazioni (formerly Carige Assicurazioni), Bremer Kreditbank Aktiengesellschaft, Catalina Holdings, Nova Kreditna Banka Maribor and Tranquilidade. Mr. Lohr has a joint Master’s Degree in economics and engineering from the University of Karlsruhe, Germany, and received a Master of Business Administration from the MIT Sloan School of Management. Mr. Lohr was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

H. Carl McCall was appointed as a director of our Company in August 2016, and is a member of our nominating and corporate governance and compensation committees. Since October 2011, Mr. McCall has served as the Chairman of the Board of Trustees of the State University of New York. From 2002 to 2015, Mr. McCall served as a board member or trustee of several organizations, including Ariel Investment, Tyco International, New Plan Realty Corporation and the New York Stock Exchange. Since 2004, Mr. McCall has served as a principal of Covenant Capital, LLC. From 1993 to 2002, Mr. McCall served as the Comptroller of the State of New York. From 1991 to 1993, Mr. McCall served as the President of the New York City Board of Education. From 1986 to 1991, Mr. McCall served as Commissioner of the Port Authority of New York and New Jersey. From 1985 to 1993, Mr. McCall served as a Vice President of Citicorp, Inc. From 1975 to 1980, Mr. McCall served as a state senator of New York. From 1973 to 1975, Mr. McCall served as executive director of the Florence and John Schuman Foundation. Mr. McCall received a Bachelor of Arts degree in government from Dartmouth College and a Masters of Arts from Andover Newton Theological Seminary. Mr. McCall was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, and his experience serving on the boards of a number public and private companies.

Matthew R. Michelini has served as a director of our Company and certain of our subsidiaries since 2010, and is a member of our executive, nominating and corporate governance and risk committees. Mr. Michelini serves as a director of AAM, our investment manager. Mr. Michelini is a Partner at Apollo. He joined Apollo in July 2006. Mr. Michelini serves on the board of directors of Aleris Corporation and Warrior Met Coal and previously served on the boards of Metals USA Holdings (formerly NYSE listed under MUSA) and Noranda Aluminum Holding Corporation (formerly NYSE listed under “NOR”). At Apollo, Mr. Michelini has executed deals across the world including in North America, Europe, and Asia. Prior to joining Apollo, Mr. Michelini was a member of the Mergers & Acquisitions group at Lazard Frères & Co., from 2004 to 2006. Mr. Michelini is actively involved in various charities dedicated to helping underprivileged children in New York City. Mr. Michelini graduated from Princeton University with a Bachelor of Science degree in mathematics and a Certificate in Finance and received his Master of Business Administration from Columbia University. Mr. Michelini was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Dr.  Manfred Puffer has served as a director of our Company since 2012, and is the chair of our risk committee. Dr. Puffer has served as a Senior Advisor to Apollo since October 2008. From 2006 to 2008, Dr. Puffer was a senior managing director in the Financial Institutions Group of Bear Stearns International, Head of Germany, Austria and Eastern Europe and a Member of the European Executive Committee. From 2002 to 2005, Dr. Puffer was a member of the managing board of WestLB AG and Head of the Investment Bank, Fixed Income, Equities and Structured Finance. Currently, Dr. Puffer is a member of the supervisory board of Infineon Technologies AG. Dr. Puffer holds a Ph.D. and a Master of

Item 10.    Directors, Executive Officers and Corporate Governance

Business Administration from the University of Vienna. Dr. Puffer was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Marc Rowan has served as a director of our Company since 2009, and is a member of our executive and compensation committees. Mr. Rowan has served as a director of AAM, our investment manager, since 2009. Mr. Rowan is a co-founder and Senior Managing Director of Apollo, a leading alternative asset manager focused on contrarian and value oriented investments across private equity, credit-oriented capital markets and real estate. Mr. Rowan currently serves on the boards of directors of, among others, Apollo, CEC and Caesars Acquisition Company. He has previously served on the boards of directors of, among others, the general partner of AAA, AMC Entertainment, Inc., Beats Music, CableCom Gmbh., Caesars Entertainment Operating Co., Countrywide PLC, Culligan Water Technologies, Inc., Furniture Brands International, Mobile Satellite Ventures, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications, Inc., Unity Media SCA, Vail Resorts, Inc., Wyndham International, Inc. and RCS Capital Corporation. Mr. Rowan is a founding member and Chairman of YRF-Darca, Vice Chair of the Board of Overseers of The Wharton School at the University of Pennsylvania and a member of the University of Pennsylvania’s Board of Trustees. He serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a Bachelor of Science and a Master of Business Administration in finance. Mr. Rowan was selected to serve on our board of directors as a result of his service on the boards of numerous public and private companies and his demonstrated track record of success and extensive experience in the financial services sector.

Lawrence J. Ruisi has served as a director of our Company since 2013, and is the chair of our audit committee and is a member of our risk committee. As an operating executive, Mr. Ruisi has held various senior level positions in the entertainment business, including President & Chief Executive Officer of Loews Cineplex Entertainment Corporation, a movie theatre operator with 400 locations worldwide, and as Executive Vice President and Chief Financial Officer of Columbia Pictures Entertainment. As a non-executive, Mr. Ruisi has served on numerous boards including Hughes Communications Inc., UST Inc., InnKeepers USA Trust, Wyndham International, Inc. and Adaptec, Inc. During his tenure on these boards, Mr. Ruisi has been Chairman of various audit committees, named designated financial expert and served on both compensation and nominating and corporate governance committees. Mr. Ruisi was Chairman of the Independent Committee of the board of InnKeepers, which oversaw its restructuring, and was Chairman of Special Committees at both Wyndham and Adaptec. Mr. Ruisi began his career at Price Waterhouse & Co., where he was a Senior Manager. He is a Certified Public Accountant and received a Bachelor of Science degree in accounting and a Master of Business Administration in finance from St. John’s University. Mr. Ruisi is currently an adjunct professor of accounting at St. John’s University. Mr. Ruisi was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, his expertise in accounting and financial reporting matters and his experience serving on the boards of numerous public and private companies.

Imran Siddiqui has served as a director of our Company and certain of our subsidiaries since 2009, and is a member of our executive, compensation, audit and risk committees. Mr. Siddiqui serves as a director of AAM, our investment manager. Mr. Siddiqui is a Senior Partner at Apollo, which he joined in 2008. Prior to that time, Mr. Siddiqui was a principal in Oak Hill Capital’s Business and Financial Services Group. Prior to Oak Hill, Mr. Siddiqui spent six years in the Financial Institutions Group of Goldman, Sachs & Co., and worked as a consultant at McKinsey & Company from 1997 to 1999. Mr. Siddiqui currently serves on the boards of the general partner of AAA, Aris Holdco and MidCap FinCo Holdings Limited (MidCap Holdings). In addition, Mr. Siddiqui is on the College Visiting Committee at the University of Chicago. Mr. Siddiqui has a Bachelor of Arts degree in political science and a Master of Arts in international relations from the University of Chicago and a Juris Doctor from Harvard Law School. Mr. Siddiqui was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Hope Schefler Taitz has served as a director of our Company and our subsidiary, ALRe, since 2011, and is the lead independent director, chair of our nominating and corporate governance committee and a member of our audit and conflicts committees. Ms. Taitz also serves as an independent director of AADE. Ms. Taitz is also a director of Athene USA, AAIA, ALICNY and AANY, and also serves on the audit committee for AANY. Since 2004, Ms. Taitz has acted as a consultant focused on analyzing and investing in the consumer industry in both early and late stage. Ms. Taitz currently serves on the board of MidCap Holdings. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)) specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. She is a founding executive member of Youth Renewal Fund, a current executive board member of Pencils of Promise and a member of the undergraduate executive board of The Wharton School at the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code and is now a board member of the New York City Foundation for Computer Science. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.

Arthur Wrubel was appointed as a director of our Company in August 2016, and is a member of our nominating and corporate governance and compensation committees. In 2001, Mr. Wrubel formed Wesley Capital Management, a long/short investment fund focused on real estate securities. Since its inception, Wesley Capital has been among the largest investment funds in the real estate securities sector. In 1993, Mr. Wrubel joined Dickstein & Co., a bankruptcy and event-driven investment fund as a partner. His focus was on real estate and asset backed securities. At Dickstein, Mr. Wrubel was involved in many high profile real estate corporate restructurings including Olympia & York, Cadillac Fairview, Rockefeller Center Properties, Bramalea, and Trizec. Mr. Wrubel began his career in 1987 at JMB Realty Corporation, where he was an associate in the acquisitions group. Mr. Wrubel currently serves as a member of the Wharton Undergraduate Board at the University of

Item 10.    Directors, Executive Officers and Corporate Governance

Pennsylvania. Mr. Wrubel received a Bachelor of Science in economics from The Wharton School at the University of Pennsylvania. Mr. Wrubel was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common shares to file reports with the SEC regarding their ownership and changes in ownership of our securities. Based upon our examination of the copies of Forms 3, 4, and 5, and amendments thereto furnished to us and the written representations of our directors, executive officers and 10% stockholders, we believe that, during fiscal 2016, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except that one of our officers, William Eckert, did not timely file a Form 3 due to be filed on December 9, 2016; such form was filed on December 27, 2016.

Corporate Governance

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 13 members. Six of our directors are employees of or consultants to Apollo or its affiliates (including Mr. Belardi, our Chairman, Chief Executive Officer and Chief Investment Officer, who is also Chairman, Chief Executive Officer and Chief Investment Officer of AAM).

Under our bye-laws, our board of directors will consist of not less than two and not more than 17 directors. If there is a vacancy on our board of directors due to death, disability, disqualification, removal or resignation, or there is an increase in the number of our directors or a failure to elect a director at a shareholder meeting, the board of directors may appoint any person as a member of the board of directors on an interim basis until the next annual general meeting provided that such person has been approved by a majority of the nominating and corporate governance committee. At the next annual general meeting, the vacancy will be put to a shareholder vote. Persons appointed by the board of directors to fill vacancies must be approved by a majority of the board of directors.

Classified Board of Directors

Our bye-laws provide for our board of directors to be divided into three classes with members of each class serving staggered three-year terms. Only one class of directors will be elected at each annual general meeting of shareholders, with directors in other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

•
our Class I directors are Messrs. Belardi, Michelini, Leach, Lohr and Rowan and, except as provided below with respect to Mr. Leach, their terms will expire at our annual general meeting to be held in 2019;

•
our Class II directors are Messrs. Siddiqui, Wrubel, Ruisi and Ms. Taitz and, except as provided below with respect to Mr. Wrubel, their terms will expire at our annual general meeting to be held in 2017; and

•
our Class III directors are Messrs. Borden, McCall and Beilinson and Dr. Puffer and, except as provided below with respect to Mr. McCall, their terms will expire at our annual general meeting to be held in 2018.

Messrs. Wrubel, Leach and McCall have been appointed to the board of directors subject to being nominated and elected by shareholders at the next annual general meeting to take place in 2017. If elected at that meeting, Mr. Wrubel will be a Class II director whose term will expire at our annual general meeting to be held in 2020, Mr. Leach will be a Class I director whose term will expire at our annual general meeting to be held in 2019 and Mr. McCall will be a Class III director whose term will expire at our annual general meeting to be held in 2018.

Our 2017 annual general meeting of shareholders will be held on June 7, 2017. A proposal by a shareholder intended for inclusion in our proxy materials for the 2017 annual general meeting of shareholders pursuant to Rule 14a-8 of the Exchange Act must be received by our Corporate Secretary on or before March 27, 2017 in order to be considered for such inclusion.

Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

The classification of our board of directors may have the effect of delaying or preventing changes of control of our company.

Lead Independent Director

On October 26, 2016, the board of directors elected Ms. Taitz to the newly-created position of Lead Independent Director, effective immediately. In this new role, Ms. Taitz will, among other things, preside at executive sessions of the independent directors, serve as liaison between the chairman and the independent directors, review board meeting schedules and agendas, review information sent to the board and be authorized to call meetings of the independent directors.

Item 10.    Directors, Executive Officers and Corporate Governance

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has six standing committees: audit, compensation, nominating and corporate governance, conflicts, executive and risk. The table below shows the membership for each of the board of directors’ standing committees.

Audit Committee	Compensation Committee	Conflicts Committee
Lawrence J. Ruisi (Chair)*	Marc Beilinson (Chair)*	Marc Beilinson*
Hope Taitz*	Imran Siddiqui	Robert Borden*
Imran Siddiqui	Marc Rowan	Hope Taitz*
Brian Leach*	H. Carl McCall*
Arthur Wrubel*

Executive Committee	Nominating and Corporate Governance Committee	Risk Committee
James R. Belardi	Hope Taitz (Chair)*	Manfred Puffer (Chair)
Marc Rowan	Matthew Michelini	Imran Siddiqui
Imran Siddiqui	Arthur Wrubel*	Robert Borden*
Matthew Michelini	H. Carl McCall*	Matthew Michelini
Lawrence J. Ruisi*
Brian Leach*
*Independent director for purposes of the NYSE corporate governance listing requirements.

Audit Committee

The audit committee’s duties include, but are not limited to, assisting the board of directors with its oversight and monitoring responsibilities regarding:

•	the integrity of the Company’s consolidated financial statements and financial and accounting processes;

•	compliance with the audit, internal accounting and internal controls requirements by AHL and its subsidiaries;

•	the independent auditor’s qualifications, independence and performance;

•
related party transactions other than transactions between AHL and its subsidiaries and Apollo and its affiliates (other than AHL and its subsidiaries) and other related party transactions ancillary thereto that are required to be reviewed by the conflicts committee or by the disinterested directors on our board of directors as described under Conflicts Committee below, or are expressly exempt from such review under our internal policies;

•
the performance of the internal accounting and financial controls of the Company and its subsidiaries (including monitoring and reporting by subsidiaries) and the function of the internal audit departments of the Company and its subsidiaries;

•	the Company’s legal and regulatory compliance and ethical standards; and

•
procedures to receive, retain and treat complaints regarding accounts, internal accounting controls or auditing matters and to receive confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Members of our audit committee also review the Company’s financial disclosure and public filings.

Our audit committee is currently comprised of Messrs. Leach, Ruisi and Siddiqui and Ms. Taitz. Mr. Ruisi is the chair of the audit committee. Messrs. Ruisi, Leach and Ms. Taitz each meet the independence requirements of the NYSE rules. We will rely on the phase-in rules of the SEC with respect to the independence of our audit committee under Rule 10A-3(b)(1) of the Exchange Act and the rules of the NYSE. These rules require that at least a majority of the members of our audit committee be independent within 90 days of the effective date and all members be independent within one year of the effective date. Each member of our audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. The chair of our audit committee, Mr. Ruisi, is an independent director and an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. Our board of directors has approved a written charter under which the audit committee will operate. A copy of the charter of our audit committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Item 10.    Directors, Executive Officers and Corporate Governance

Nominating and Corporate Governance Committee

The purposes of the nominating and corporate governance committee are to:

•
identify, evaluate and recommend individuals qualified to become members of our board of directors or the boards of directors of material operating subsidiaries of the Company (each, a Subsidiary Board), consistent with criteria approved by our board of directors or Subsidiary Boards, as applicable;

•
select, or recommend that our board of directors or any Subsidiary Board select, the director nominees to stand for election at each annual general meeting of shareholders of the Company or any subsidiary or to fill vacancies on our board of directors or any Subsidiary Board, as applicable;

•	develop and recommend to our board of directors a set of corporate governance guidelines applicable to the Company and its subsidiaries; and

•	oversee the annual performance evaluation of our board of directors and the Subsidiary Boards and each of their respective committees and management.

The nominating and corporate governance committee also recommends directors eligible to serve on all committees of our board of directors and committees of the Subsidiary Boards, as applicable. The nominating and corporate governance committee also reviews and evaluates, in accordance with our bye-laws, all shareholder director nominees.

Our nominating and corporate governance committee is comprised of Messrs. McCall, Michelini and Wrubel and Ms. Taitz. Ms. Taitz is the chair of the nominating and governance committee. Currently, Messrs. McCall and Wrubel and Ms. Taitz meet the independence requirements of the NYSE rules. Not later than the first anniversary of the effective date, all members of our nominating and corporate governance committee will be independent directors. A copy of the charter of our nominating and corporate governance committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Compensation Committee

The purposes of the compensation committee are generally to:

•	review and approve annually corporate goals and objectives, including financial and other performance targets, relevant to Chief Executive Officer and executive officer compensation;

•
review and approve annually corporate goals and objectives, including financial and other performance targets, relevant to compensation paid to the other executive officers and key employees of the Company and its subsidiaries;

•
review, approve and, when necessary, make recommendations to the board of directors regarding the Company’s compensation plans, including with respect to incentive compensation plans and share-based plans, policies and programs;

•
review and administer the Company’s share incentive plans and any other share-based plan and any incentive-based plan of the Company and its subsidiaries, including approving grants and/or awards of restricted stock, stock options and other forms of equity-based compensation under any such plans to executive officers;

•
review and approve, for the Chief Executive Officer and other executive officers of the Company, when and if appropriate, employment agreements, severance agreements, consulting agreements and change in control or termination agreements;

•	prepare the compensation committee report to be included in an annual report or proxy statement, as required by applicable SEC and NYSE rules;

•	review periodically the Company’s compensation plans, policies and programs to assess whether such policies encourage excessive or inappropriate risk-taking or earnings manipulation;

•
review the results of any advisory stockholder votes on executive compensation and consider whether to recommend adjustments to the Company’s executive compensation policies and practices as a result of such vote; and

•	monitor compliance with stock ownership guidelines for the Chief Executive Officer and other executive officers of the Company.

Our compensation committee is comprised of Messrs. Beilinson, McCall, Rowan, Siddiqui and Wrubel. Mr. Siddiqui was the chair of the compensation committee through 2016, and Mr. Beilinson is the current chair of the compensation committee. Currently, Messrs. Beilinson, McCall and Wrubel meet the independence requirements of the NYSE rules. Not later than the first anniversary of the effective date, all members of the compensation committee will be independent. Our board of directors has approved a written charter under which the

Item 10.    Directors, Executive Officers and Corporate Governance

compensation committee will operate. A copy of the charter of our compensation committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Conflicts Committee

Because the Apollo Group has a significant voting interest in AHL, and because AHL and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, our bye-laws require us to maintain a conflicts committee, currently consisting of three directors of the Company that are not officers or employees of any member of the Apollo Group and are designated by our board of directors. The conflicts committee meets quarterly and consists of Messrs. Beilinson and Borden and Ms. Taitz. The conflicts committee reviews and must approve of material transactions by and between AHL and its subsidiaries, on the one hand, and members of the Apollo Group, on the other hand, including any modification or waiver of the IMAs with AAM, subject to certain exceptions. The conflicts committee is also responsible for the review and approval of related party transactions that are incidental or ancillary to the foregoing transactions. For a description of the functions of the conflicts committee and such exceptions, see Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transaction Policy.

Executive Committee

The executive committee is responsible for facilitating the approval of certain actions that do not require consideration by the full board of directors or that are specifically delegated by the board of directors to the executive committee. The executive committee possesses and may exercise all powers of the board of directors in the management and direction of the Company’s business consistent with our bye-laws, applicable law (including any applicable rule of any stock exchange or quotation system on which our common shares are then listed) and our operating guidelines, except that the executive committee shall not perform such functions that are expressly delegated to other committees of the board of directors. The executive committee does not have the power to:

•	declare dividends on or distributions of or in respect of shares of the Company;

•
issue shares or authorize or approve the issuance or sale, or contract for sale, of shares or determine the designation and relative rights, preferences and limitations of a series or class of shares unless specifically delegated by action of the board of directors to the executive committee or a subcommittee of the executive committee;

•	recommend to shareholders any action that requires shareholder approval;

•	recommend to shareholders a dissolution or winding up of the Company or a revocation of a dissolution or winding up of the Company;

•	amend or repeal any provision of the memorandum of association or bye-laws;

•
agree to the settlement of any litigation, dispute, investigation or other similar matter with respect to the Company that is not within the scope of authority previously delegated to the executive committee by the board of directors;

•	approve the sale or lease of real or personal property assets with a fair value greater than a threshold amount specifically delegated to the executive committee by the board of directors;

•
authorize mergers (other than a merger of any wholly-owned subsidiary with the Company), acquisitions, joint ventures, consolidations or dispositions of assets or any business of the Company or any investment in any business or company by the Company with a fair value in excess of a threshold amount specifically delegated to the committee by the board of directors; or approve the sale, lease, exchange or encumbrance of any material asset of the Company that, in each case, is not within the scope of authority previously delegated to the executive committee by action of the board of directors; or

•	amend, alter or repeal, or take any action inconsistent with any resolution or action of the board of directors.

Our executive committee is comprised of Messrs. Belardi, Michelini, Rowan and Siddiqui.

Item 10.    Directors, Executive Officers and Corporate Governance

Risk Committee

The risk committee’s duties are to oversee the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks to the Company; assist our board of directors and our board committees in fulfilling their oversight responsibilities for the risk management function of the Company; approve the stress test assumption and limits utilized in our stress test scenario analyses and engage in such activities as it deems necessary or appropriate in connection with the foregoing. In assessing risk, the risk committee must assess the risk of the Company and its subsidiaries as a whole. The risk committee’s role is one of oversight. Management of the Company is responsible for developing and implementing the systems and processes designed to identify, manage and mitigate risk. Members of the risk committee are selected for their experience in managing risks in financial and/or insurance enterprises. Our risk committee meets quarterly and is comprised of Messrs. Borden, Leach, Michelini, Ruisi and Siddiqui and Dr. Puffer. Dr. Puffer is the chair of the risk committee.

Director Compensation

Neither Mr. Belardi nor our Apollo directors, other than Dr. Puffer, who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as directors.

A summary of compensation for our non-employee directors for 2016 is set forth under Item 11. Executive Compensation—Non-Employee Director Compensation.

Management Committees

An integral component of our corporate governance structure is our management committees. Management committees report to our senior officers, including our Chief Executive Officer, President, Chief Financial Officer, and Chief Risk Officer and to committees of our board of directors. Management committees are comprised of members of senior management and are designed to oversee business initiatives and to manage business risk and processes, with each committee focused on a discrete area of our business. The following is a description of certain of our management committees:

•	Management Executive Committee: oversees all of our strategic initiatives and our overall financial condition.

•
Management Risk Committee: oversees overall corporate risk, including credit risk, interest rate risk, equity risk, business risk, operational risk and other risks we confront. The committee reports to the risk committee.

•
Operational Risk Committee: a subcommittee of the Management Risk Committee which oversees operational risk, including information security, disaster recovery, trading activities and operational management of our annuity portfolio.

•
Management Investment Committee: focuses on strategic decisions involving our investment portfolio, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions as well as monitoring our credit risk and the management of our assets and liabilities. The committee reports to the risk committee.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2016, our compensation committee consisted of Messrs. Siddiqui and Rowan as well as three independent members, Messrs. Wrubel, McCall and Beilinson. Mr. Ghubash, a former director, also served on the compensation committee during 2016.

None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our compensation committee or as a director on our board of directors.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

We have adopted corporate governance guidelines and a code of business conduct and ethics that applies to all of our directors, officers and employees. These documents are available at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Risk Management Oversight

The Company has implemented an enterprise-wide approach to risk management and has specifically established a risk committee of the board of directors charged with the oversight of the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks and with the duty to assist the board of directors and other board committees with fulfilling their oversight responsibilities for the Company’s risk management function.

Item 10.    Directors, Executive Officers and Corporate Governance

The audit committee assists the risk committee in its responsibility for oversight of risk management. In particular, the audit committee focuses on major financial risk exposures and the steps management has taken to monitor and control such risks, and discusses with our independent auditor the policies governing the process by which senior management and the various units of the Company assess and manage our financial risk exposure and operational/strategic risk.

The compensation committee also assists the risk committee in overseeing risk management by reviewing the Company’s compensation plans, policies and programs to ensure that such plans, policies and programs do not encourage excessive or inappropriate risk-taking.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Introduction

Our named executive officers (NEOs), comprised of our principal executive and financial officers and the next three highest paid executive officers, are James R. Belardi, Chairman, Chief Executive Officer and Chief Investment Officer; Martin P. Klein, Executive Vice President and Chief Financial Officer; William J. Wheeler, President; Grant Kvalheim, Executive Vice President, Athene and Chief Executive Officer and President, Athene USA; and Frank (“Chip”) L. Gillis, Executive Vice President, Athene and Chief Executive Officer, ALRe.

Compensation Framework

Goals, Principles and Process

Our compensation committee believes that our executive compensation program should reward actions and behaviors that ensure policyholder protection, drive long-term, profitable revenue growth, and create sustainable shareholder value. The compensation committee has sought to foster these objectives through a compensation system that focuses on increasing our executives’ personal interest in our growth and success through performance-based annual incentive awards and ownership of our Class A common shares. We believe that these awards create a balanced focus on our short-term and long-term strategic and financial goals. The following principles provide a framework for the Company’s executive compensation program:

•	attract, retain and motivate high-performing talent;

•	reward outstanding performance;

•	directly align executive compensation elements with both short-term and long-term Company performance; and

•	align the interests of our executives with those of our stakeholders.

Our compensation committee has the responsibility for overseeing and approving the compensation of all of our executive officers. Our compensation committee uses industry data to assess the competitiveness of our compensation elements for our NEOs and other executive officers, and they also receive recommendations from Mr. Belardi regarding the compensation arrangements for executive officers other than himself. None of our NEOs participated in the determination of their own compensation.

2016 Compensation Elements

Base Salary

Base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills and values, length of service, and individual performance and contributions.

Annual Incentive Awards

As further discussed below in 2016 Compensation Decisions, we grant annual cash incentive awards to our NEOs based on the achievement of financial, operational and personal objectives. In general, these objectives are communicated to our NEOs at the beginning of the year, and the compensation committee determines the amount of the awards after the completion of the performance period. In view of the new long-term incentive awards we granted in 2016, which include time-based restricted share units (RSUs), time-based stock options and performance-based RSUs, we decreased the amount of the target annual cash incentive awards that our NEOs will receive, including those NEOs who are otherwise entitled to receive specified target incentive awards pursuant to their employment agreements.

Athene Equity and Long-Term Incentive Awards

In general, Athene’s equity and long-term incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, align the interests of award recipients with those of Athene’s shareholders and retain award recipients. Important factors in determining the amount of grants awarded to each NEO include the size of past grant amounts, individual performance and expected future contributions to Athene.

Prior to 2016, Athene granted restricted Class M common shares to our executive officers and certain other employees in association with and following each of the four rounds of capital raise transactions undertaken since our inception. Class M shares are non-voting incentive compensation shares, convertible into Class A common shares upon vesting and the payment of the conversion price. Grants of such shares were comprised of two tranches, one involving time-based vesting criteria and the other involving performance-based vesting criteria.

In anticipation of our becoming a public company, in 2016, we mostly discontinued our practice of granting restricted Class M shares to our executive officers, the exception being for new hires and special compensation actions, and issued time-based stock options and time-based RSUs to our NEOs and certain other employees. We use grants of stock options to focus our executives on delivering long-term value to shareholders because options have value only to the extent that the price of our stock on the date of exercise exceeds the stock price on the grant date, as well

Item 11.    Executive Compensation

as to retain executives, since the stock options vest ratably over a three-year period provided the recipient is continuously employed during the period. The time-based RSUs align the interests of our executives with shareholders’ interests and also serve to retain executives, as these RSUs also vest ratably over a three-year period provided the recipient is continuously employed during the period.
In addition, in 2016, we initiated the granting of a new long-term incentive award in the form of performance-based RSUs, which will cliff-vest after the 2016-2018 performance period and are payable only if we achieve specified goals based on two equally weighted performance metrics: average annual return on equity and operating income for the three-year period. The threshold, target and maximum levels of these goals are designed to be a stretch goal in comparison to the financial plan. These performance-based RSUs also serve to retain executives, as they require the recipient to be continuously employed during the performance period.
To balance the overall amount of compensation paid to our NEOs, in view of our new long-term incentive program in the form of options, time-based RSUs and performance-based RSUs, we correspondingly reduced the annual incentive awards that our NEOs will receive during the performance period. With the addition of the long-term incentive program, there is an overall shift to deferred compensation.
In September 2016, the compensation committee modified the outstanding Class M-1, M-2, and M-3 share agreements to vest all performance-based Class M-1, M-2 and M-3 shares, given that the vesting of the shares in the near future was probable in view of our IPO. The committee also amended the conversion option for these classes, which previously allowed conversion of vested shares only subsequent to an IPO. Under the modified conversion terms, with certain exceptions, individuals were able to elect up to three options for all or any portion of their vested Class M shares, including conversion at a specified date prior to an IPO, on the date of an IPO, or ratably each month for six months after an IPO. The modifications affected 27 individuals, including some of our NEOs. The incremental fair value of the modified awards is reported in the option awards column for each affected NEO in the 2016 Summary Compensation Table. In addition, as a result of the modifications, we recorded an $83 million increase to additional paid-in capital, due to the reclassification from liability awards to equity awards. We also recorded a $42 million charge to stock-based compensation expense and additional paid-in capital for the vesting of these performance-based shares, primarily related to the acceleration of previously unrecognized compensation expense.

Other Compensation Practices

Employment Agreements

We have entered into employment agreements with some of our NEOs, as follows:

Belardi Agreement

As Mr. Belardi also serves as AAM’s Chairman, Chief Executive Officer and Chief Investment Officer, he has separate employment agreements with both the Company and with AAM. Under these agreements, Mr. Belardi is entitled to receive a base salary and is eligible to receive an incentive award each fiscal year during the term of employment. For 2016, AAM and the compensation committee of AHL have consulted with each other to determine Mr. Belardi’s total base salary, incentive award targets and actual incentive awards. Pursuant to an understanding between AHL and AAM, AHL has agreed that AHL is responsible for paying half of his total base salary and half of his total incentive award, and AAM agreed to be responsible for paying the remaining amount. Either party, at its sole discretion, may pay its portion of the incentive award in the form of cash or equity. The target incentive award is 100% of Mr. Belardi’s base salary, but the actual incentive award will be determined by our compensation committee and AAM’s compensation committee, based on three performance objectives: non-alternative investment performance relative to the Barclays US Aggregate Bond Index; aggregate alternative investment net performance relative to the Company’s underwriting target; and corporate performance targets. We report our portion of Mr. Belardi’s total annual salary and incentive award in our 2016 Summary Compensation Table.

Mr. Belardi’s employment agreement with us has a three-year initial term expiring on November 3, 2016 and automatically extends for subsequent one year terms unless one party gives notice of non-renewal prior to expiration of the then current term. Pursuant to his employment agreement, severance is payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability. Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata incentive award for the year of termination based on the incentive award paid to him in the year preceding his termination. In the event of involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to the incentive award paid to him in the year preceding the year in which his termination occurs. In the event of involuntary termination other than due to non-renewal by the Company, any outstanding and unvested time-based restricted shares that were scheduled to vest during the one-year period following the termination date will immediately vest, and a portion of each tranche of outstanding and unvested Class M performance-based restricted shares shall remain outstanding and eligible to vest pursuant to their terms for a period of 18 months following the termination date. As a condition to his receipt of the severance payments and benefits described above, Mr. Belardi must timely execute (and not revoke) a general release of claims against the Company and its affiliates. Mr. Belardi’s employment agreement with the Company also contains customary restrictive covenants, including confidentiality and nondisclosure covenants, a covenant not to compete with, or solicit customers of, the Company or AAM for 12 months following termination, and a covenant not to solicit employees of the Company or AAM for 24 months following termination.

Item 11.    Executive Compensation

Wheeler Agreement

Pursuant to his employment agreement, Mr. Wheeler is entitled to receive a minimum base salary of $1,250,000 and is eligible to receive an annual incentive award each fiscal year he is employed. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice. The target incentive award is 200% of Mr. Wheeler’s base salary, but the actual incentive award will be determined by the compensation committee in its sole discretion, based on performance objectives (which may include corporate, financial, strategic, individual or other objectives) established with respect to that particular fiscal year by the compensation committee.

In addition to termination by Mr. Wheeler or the Company at any time by giving two months’ notice, the Company has the right, in its discretion, to terminate the agreement with a payment in lieu of notice. The Company may also terminate the agreement without notice or payment in lieu of notice if Mr. Wheeler is guilty of any gross default or misconduct, or any repeated misconduct after due warning, in connection with the Company or in the event of any serious or repeated breach or non-observance with any of the provisions in the agreement. The employment agreement contains customary restrictive covenants, including confidentiality and nondisclosure covenants and covenants not to solicit customers or employees of the Company or any affiliate of the Company for 12 months following termination.

Klein Agreement

Pursuant to his employment agreement, Mr. Klein is entitled to receive a minimum base salary of $550,000 and is eligible to receive an annual incentive award each fiscal year he is employed. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice. The target incentive award is 150% of Mr. Klein’s base salary, but the actual incentive award will be determined by the compensation committee in its sole discretion, based on performance objectives (which may include corporate, financial, strategic, individual or other objectives) established with respect to that particular fiscal year by the compensation committee.

In addition to termination by Mr. Klein or the Company at any time by giving two months’ notice, the Company has the right, in its discretion, to terminate the agreement with a payment in lieu of notice. The Company may also terminate the agreement without notice or payment in lieu of notice if Mr. Klein is guilty of any gross default or misconduct, or any repeated misconduct after due warning, in connection with the Company or in the event of any serious or repeated breach or non-observance with any of the provisions in the agreement. The employment agreement contains customary restrictive covenants, including confidentiality and nondisclosure covenants and covenants not to solicit customers or employees of the Company or any affiliate of the Company for 12 months following termination.

Kvalheim Agreement

Pursuant to his employment agreement, for 2016, Mr. Kvalheim is entitled to receive a minimum base salary of $750,000 and is eligible to receive an incentive award each fiscal year he is employed. The target incentive award is 250% of Mr. Kvalheim’s base salary, but the actual incentive award will be determined by the compensation committee in its sole discretion, based on performance objectives (which may include corporate, financial, strategic, individual or other objectives) established with respect to that particular fiscal year by the compensation committee. The agreement terminates 15 months from the date of the IPO.

Mr. Kvalheim may terminate the agreement at any time by giving 90 days’ notice; provided, however, that if he elects to terminate the agreement for “good reason,” as defined in the 2014 Share Incentive Plan, but including if there are material adverse changes to his incentive award agreements that do not generally and similarly apply to other senior employees, then he must so notify the Company within 45 days of the occurrence of the events constituting good reason, and the Company has 60 days to cure such events after receipt of such written notice. The Company may terminate the agreement at any time for “cause” or in the event of “disability,” as such terms are defined in the 2014 Share Incentive Plan. If the Company terminates Mr. Kvalheim’s employment without cause, then the Company will pay him a pro rata portion of his target annual incentive award in effect for the year in which the termination occurs.

Stock Ownership Guidelines

We require management at the Senior Vice President level and above, including our Chief Executive Officer, to own significant amounts of our Class A common shares. The amount of Class A common shares that must be held will be set at a multiple of the individual’s base salary. Covered executives will have five years to satisfy our share ownership requirement.

Position	Multiple
Chief Executive Officer/President	6X
Executive Vice President	3X
Senior Vice President	2X

Purchased and restricted Class A common shares, vested Class A restricted stock units, vested Class M common shares and vested stock options will count toward this requirement. Covered executives must retain at least 75% of all Athene equity holdings until they meet their respective stock ownership requirements.

Item 11.    Executive Compensation

Anti-Hedging and Anti-Pledging Policies

Covered executives, including all of our executive officers, are not permitted to engage in any transactions that are designed to offset a decrease in the market value of our Class A common shares. In addition, covered executives may not pledge their equity holdings in AHL as collateral if they are counting those holdings towards their respective stock ownership requirements.

Review of Compensation Policies and Practices Related to Risk Management

Effective risk management is central to our success, and compensation is carefully designed to be consistent with our risk management framework and controls. If the Company’s performance is obtained in a manner inconsistent with this framework or these controls, then the compensation committee has the discretion, with input from the risk committee, if necessary, to decrease or not award any bonuses to our NEOs and other executive officers. In addition, the performance objectives for our Chief Risk Officer and the other employees in our risk management function are based on the effectiveness of our risk management policies and procedures. We do not believe that our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

2016 Compensation Decisions

Our NEOs’ annual incentive awards in 2016 were based on a combination of five overall corporate financial and operational goals, which comprise 75% of the award, as well as individual performance goals, which comprise 25% of the award (other than for the CEO). The targets were designed to be reasonably achievable, and did not reflect unrealistic stretch targets that may encourage excessive risk-taking, but required the coordinated, cross-functional focus and effort of the executive officers. The payout opportunity for incentive awards ranged from 0% to 200% of each participant’s target award opportunity. The corporate performance measurements, their respective weightings, 2016 performance and achievement with respect to these measurements, and payout level were as follows:

Objectives	Weight	Measurement	Target	2016 Performance/ Achievement	Payout Level
Overall profitability	40%	Operating income, net of tax[1]	$565M	$561M	98%
Expense management	15%	Expense targets	$—	Exceeded	103%
Organic growth	15%	Combined sales[2]	$5.1B	$8.8B	150%
New business profitability	15%	Underwritten net spread	$—	Exceeded	112%
Public company readiness	15%	Meet 45-day close process	$—	Yes	100%

[1] Operating income, net of tax, as adjusted to include net realized losses on investment asset sales and impairments and excludes alternative asset performance and corresponding expense amortization.
[2] Combined sales includes retail IMO, retail Financial Institution, funding agreements and flow reinsurance.

Based on the Company’s 2016 performance with respect to these five objectives, the payout level was 109% of the corporate target opportunity. Total amounts of awards were also based on the assessment of individual performance factors, as discussed below.

Mr. Belardi

In addition to the five objectives above, which collectively comprised 50% of his award, Mr. Belardi’s annual incentive plan award in 2016 was based on two additional performance objectives: the first objective, weighted at 25%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a three-year period. The second objective, also weighted at 25%, compared the Company’s alternative investment net performance relative to the Company’s underwriting target of 10-15% over a three-year period.

For the objective based on the Company’s non-alternative investment performance, the committee compared the Company’s results of 4.42% for the three-year period ended December 31, 2016 (as calculated by AAM, based on information provided by the Company, and reviewed by the compensation committee) to 3.25% for the Barclays US Aggregate Bond Index for the same period and determined to pay out 100% of the award for this objective. For the objective based on the Company’s alternative investment performance, the committee compared the Company’s results of 8.08% for the three-year period ended December 31, 2016 (as calculated by AAM, based on information provided by the Company, and reviewed by the compensation committee) to its 10-15% underwriting target and determined to pay out 0% of the award for this objective.

Mr. Wheeler

The compensation committee recognized Mr. Wheeler for reorganizing and strengthening the Company’s reinsurance capabilities; supporting the Company’s M&A efforts, including enhancing the rigor of deal analytics, facilitating the Company’s entry into the U.S. pension closeout and structured settlement markets; improving the effectiveness and cohesion of senior management; and enhancing risk management.

Item 11.    Executive Compensation

Mr. Kvalheim

The compensation committee recognized Mr. Kvalheim for leading and supporting a high-performing management team in Iowa; exceeding an ambitious organic growth target while also exceeding target return targets; maintaining cost controls; driving a strong control environment and risk-aware culture with clear accountability; providing appropriate “tone at the top” on work ethic and personal integrity; and fostering employee engagement and being visible to the employees.
Mr. Klein

The compensation committee recognized Mr. Klein for his leadership in executing and completing the IPO; supporting growth initiatives, including exploring new markets; enhancing the Company’s financial close process and driving a strong control environment and risk-aware culture with clear governance and accountability.

Mr. Gillis

The compensation committee recognized Mr. Gillis for significantly strengthening the Athene Life Re team; maintaining a strong relationship with the Bermuda Monetary Authority; matching market opportunities; significantly enhancing reinsurance flows; and managing third-party reinsurance relationships to assure timely financial closes.

2016 Summary Compensation

The following table contains 2016 compensation information for our NEOs.

Item 11.    Executive Compensation

2016 Summary Compensation Table

Name and Position	Year	Salary	Stock Awards[1]	Option Awards[2]	Non-Equity Incentive Plan Compensation	All Other Compensation[3]	Total	Total As Adjusted to Exclude IPO-Related Awards[4]
James R. Belardi[5,6] Chairman, Chief Executive Officer and Chief Investment Officer	2016	$900,000	$2,216,047	$5,355,807	$—	$—	$8,471,854	$3,866,047
	2015	$875,000	$612,500	$—	$—	$13,250	$1,500,750	$—
William J. Wheeler President	2016	$1,250,000	$750,023	$375,003	$1,575,000	$102,240	$4,052,266	$4,052,266
	2015	$326,708	$135,445	$12,741,667	$466,439	$479,873	$14,150,132	$—
Grant Kvalheim Executive Vice President, Athene and Chief Executive Officer and President, Athene USA	2016	$750,000	$425,054	$5,916,839	$1,420,250	$135,472	$8,647,615	$2,943,279
	2015	$650,000	$363,125	$—	$839,375	$129,930	$1,982,430	$—
Martin P. Klein Executive Vice President and Chief Financial Officer	2016	$550,000	$375,012	$187,504	$1,000,000	$111,286	$2,223,802	$2,223,802
	2015	$80,208	$—	$1,325,133	$—	$97,548	$1,502,889	$—
Frank ("Chip") L. Gillis Executive Vice President, Athene and Chief Executive Officer, ALRe	2016	$550,000	$300,050	$3,316,661	$704,462	$190,000	$5,061,173	$1,894,513

[1] This column includes the grant date fair value of the performance-based and time-based RSUs granted to our NEOs in 2016, which has been calculated by multiplying the number of RSUs by the closing share price on the date of grant. For the performance-based RSUs, we have reported the grant date fair value assuming the probable outcome of satisfying the performance conditions, which is 50%. Assuming the highest level of performance conditions will be achieved, the grant date fair value of these awards would be as follows: $2,250,036; $1,125,035; $637,547; $562,518; and $450,041, for Messrs. Belardi, Wheeler, Kvalheim, Klein and Gillis, respectively.

[2] This column represents the aggregate grant date fair value of stock options granted in 2016, as well as the incremental grant date fair value of the modification in 2016 of outstanding Class M-1, M-2 and M-3 share agreements to vest all performance-based Class M-1, M-2 and M-3 shares before the IPO, and to amend the conversion option for these classes. With respect to the incremental grant date fair value of these modifications, such amounts were $4,605,807, $941,474 and $1,120,659, respectively, for Messrs. Belardi, Kvalheim and Gillis, respectively. For more information about the terms of these modifications, see Athene Equity and Long-Term Incentive Awards. With respect to the stock options, Athene measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The grant-date fair value of options granted in 2016 was $5.83, based on the following assumptions: risk-free interest rate of 1.0%; dividend yield of 0%; expected volatility of 25.0%; and expected lives of 2.63 years.

[3] For 2016, these amounts include the Company’s 401(k) matching payment of $13,250 for Messrs. Wheeler, Kvalheim and Klein, and $10,000 for Mr. Gillis; housing allowances of $30,250 (which includes a tax gross-up) and $46,595 for Messrs. Kvalheim and Klein for their residences in Iowa and $180,000 (which includes a tax gross-up) for Mr. Gillis for his residence in Bermuda; and taxable amounts of $88,990, $91,972 and $51,441 (which amounts include tax gross-ups) for Messrs. Wheeler, Kvalheim and Klein, respectively, for travel expenses from their principal residences to the Company’s office in Iowa.

[4] The IPO-related awards are (1) the incremental grant date fair value of the modifications to the performance-based Class M-1, M-2 and M-3 shares for Messrs. Belardi, Kvalheim and Gillis; and (2) the one-time Class M-4 Prime common share grants to Messrs. Kvalheim and Gillis.

[5] Pursuant to an understanding between the Company and AAM, the Company and AAM have each agreed to pay 50% of Mr. Belardi’s total annual salary and incentive plan award. The amounts reported for each period reflect only those amounts for which the Company is responsible. The Company’s portion of Mr. Belardi’s incentive plan award was paid in the form of restricted Class A common shares.

6 Mr. Belardi received his annual incentive award of $716,000 for 2016 in the form of restricted Class A common shares that vest ratably over a two-year period, which is included in Stock Awards.

2016 Grants of Athene Plan-Based Awards

The following table provides information about awards granted to the NEOs in 2016: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of stock options, RSUs and Class M-4 common shares granted to the NEOs under the Athene 2014 Share Incentive Plan; (4) the exercise price of the stock options and the conversion price of the Class M-4 common shares; and (5) the grant date fair value of the share and option awards, computed in accordance with applicable SEC rules.

Item 11.    Executive Compensation

2016 Grants of Athene Plan-Based Awards Table

Name of Executive	Grant Date	Estimated Future Payouts Under Annual Incentive Plan Awards[1]			Estimated Future Payouts Under Incentive Plan Awards: Number of LTI Performance RSUs[2] (number of units)			Number of Class A Common Shares and Number of LTI Time RSUs[3]	All Other Option Awards: LTI Options and Class M-4 Common Shares[4]	Exercise Price of LTI Options	Grant Date Fair Value of Share and Option Awards[5]
		Threshold	Target	Maximum	Threshold	Target	Maximum
James R. Belardi	2/19/2016							21,674[6]			$612,507
	4/19/2016	$450,000	$900,000	$1,350,000
	6/6/2016				22,092	44,183	66,275	22,092	128,645	$33.95	$2,250,047
	9/30/2016								1,037,782[7]		$3,361,982
	9/30/2016								420,505[8]		$258,750
	9/30/2016								500,000[9]		$985,074
William J. Wheeler	2/19/2016							4,793[6]			$135,450
	4/19/2016	$787,500	$1,575,000	$2,362,500
	6/6/2016				11,046	22,092	33,138	11,046	64,323	$33.95	$1,125,026
Grant Kvalheim	2/19/2016							12,850[6]			$363,141
	4/19/2016	$650,000	$1,300,000	$1,950,000
	5/23/2016								440,000[10]	$34.23	$5,126,003
	6/6/2016				6,260	12,519	18,779	6,260	36,450	$33.95	$637,558
	9/30/2016								235,483[8]		$144,900
	9/30/2016								220,000[9]		$433,433
Martin P. Klein	4/19/2016	$412,500	$825,000	$1,237,500
	6/6/2016				5,523	11,046	16,569	5,523	32,162	$33.95	$562,516
Frank ("Chip") L. Gillis	2/19/2016							4,422[6]			$124,966
	4/19/2016	$349,250	$698,500	$1,047,750
	6/6/2016				4,419	8,837	13,256	4,419	25,729	$33.95	$450,050
	6/7/2016								200,000[10]	$33.95	$2,046,002
	9/30/2016								345,927[7]		$1,120,659

[1] Our NEOs' annual incentive awards in 2016 were based on a combination of five overall corporate financial and operational goals, which comprise 75% of the award, as well as individual performance goals, which comprise 25% of the award (other than for the CEO). The corporate performance component of the awards has a payout range between 50% and 150% of the target amount. The overall payout, including the personal performance component of the award, may not exceed 200% of the target amount.

[2] The performance-based RSUs cliff-vest after a three-year period provided the recipient is continuously employed during the period and are payable only if Athene achieves specified goals based on two equally weighted performance metrics: average annual return on equity and operating income for the three-year period.

[3] The time-based RSUs vest ratably over three years provided the recipient is continuously employed during the period.
[4] The stock options vest ratably over a three-year period provided the recipient is continuously employed during the period.
[5] For valuation methodology, see notes 1 and 2 to the 2016 Summary Compensation Table above.
[6] Represents part or all of the 2015 Annual Incentive Award, which the Compensation Committee determined to pay out in the form of restricted Class A common shares and were actually granted in 2016.
[7] Represents the accelerated vesting of outstanding restricted performance-based Class M-1 common shares.
[8] Represents the accelerated vesting of outstanding restricted performance-based Class M-2 common shares.
[9] Represents the accelerated vesting of outstanding restricted performance-based Class M-3 common shares.
[10] Represents a special grant of Class M-4 Prime common shares, which have terms similar to those granted to Messrs. Wheeler and Klein when they joined the Company in 2015. Specifically, two-thirds of these Class M-4 Prime common shares are performance based, with the remaining one-third Class M-4 Prime common shares being time-based. The Class M-4 Prime time-based shares will vest ratably in equal installments on the first, second, third, fourth and fifth anniversaries of the grant date. One-half of the Class M-4 Prime performance-based shares will vest when Class A common shares have attained a per share volume weighted average closing trading price of $50 or more during any 120-day period, or upon a sale or change in control in which Class A common shares are valued at $50 or more; and the other half will vest when Class A common shares have attained a per share volume weighted average closing trading price of $70 or more during any 120-day period, or upon a sale or change in control in which Class A common shares are valued at $70 or more. Any unvested Class M-4 Prime performance-based shares that have not vested within ten years from the date of grant will be forfeited to the Company.

2016 Outstanding Athene Equity Awards at Fiscal Year-End

The following table provides information on the holdings of Athene equity awards by the NEOs as of December 31, 2016. This table includes vested Class M common shares, which are the economic equivalent of vested, unexercised options; unvested Class A common shares; and unvested Class M time-based and performance-based common shares with vesting conditions that were not satisfied as of December 31, 2016. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown following this table.

Item 11.    Executive Compensation

2016 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name of Executive	Option Class	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Conversion Price	Option Expiration Date[1]	Stock Class	Number of Shares of Stock and Units That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested[2]	Number of Unearned Units of Stock That Have Not Vested	Market Value of Unearned Units of Stock That Have Not Vested
James R. Belardi	M-1	2,346,155		$10.00
	M-2	841,011		$10.78
	M-3	900,000	100,000	$13.46
						A	21,953	$1,053,527
						A	9,019[3]	$432,822
	Options		128,645	$33.95	6/6/2026
						RSU[4]	22,092	$1,060,195
						RSU[5]			44,183	$2,120,342
William J. Wheeler	M-4 Prime	166,667	2,333,333	$27.83	10/1/2025
						A	3,195	$153,328
	Options		64,323	$33.95	6/6/2026
						RSU[4]	11,046	$530,098
						RSU[5]			22,092	$1,060,195
Grant Kvalheim	M-3		44,000	$13.46
	M-4 Prime		440,000	$34.23	2/15/2026
						A	38,432	$1,844,350
						A	8,567	$411,130
	Options		36,450	$33.95	6/6/2026
						RSU[4]	6,260	$300,417
						RSU[5]			12,519	$600,787
Martin P. Klein	M-4 Prime	11,596	242,667	$27.83	11/15/2025
	Options		32,162	$33.95	6/6/2026
						RSU[4]	5,523	$265,049
						RSU[5]			11,046	$530,098
Frank ("Chip") L. Gillis	M-1	1,042,735		$10.00
	M-4	2,384	6,898	$26.00
	M-4 Prime		200,000	$33.95	5/15/2026
						A	3,151	$151,223
						A	2,211	$106,106
	Options		25,729	$33.95	6/6/2026
						RSU[4]	4,419	$212,068
						RSU[5]			8,837	$424,088

[1] This column reports the expiration date for Class M common shares and stock options. Once vested, Class M common shares may remain outstanding indefinitely, provided that Class M-1 common shares held by Mr. Gillis will automatically convert into Class A common shares on July 15, 2019 if such shares are not previously converted prior to such date. Class M-4 common shares that have not vested by March 3, 2022 will be forfeited to the Company. Class M-4 prime common shares that have not vested by the tenth anniversary of the grant date will be forfeited to the Company.

2 As of December 31, 2016, the fair market value of a Class A common share was $47.99.
[3] All unvested shares of Class A common shares for Mr. Belardi have been transferred to a trust, other than for value, for estate planning purposes.
[4] This row shows the number of time-based RSUs, which vest ratably over a three-year period.
[5] This row shows the number of performance-based RSUs, which cliff-vest after a three-year period, assuming performance conditions have been met.

Item 11.    Executive Compensation

Outstanding Equity Awards Vesting Schedule

The following schedule is for the restricted Class A common shares and the Class M time-based common shares. The Class M performance-based common shares will vest only when the performance hurdles have been satisfied.

Name of Executive	Class of Security	Share Award Grant Date	Vesting Schedule for Time-Based Shares
James R. Belardi	M-3	4/28/2014	Pro rata over 5 years[1]
	A	4/29/2015	Pro rata over 3 years[2]
	A	2/19/2016	Pro rata over 3 years[2]
	Time-Based RSUs	6/6/2016	Pro rata over 3 years[3]
	Options	6/6/2016	Pro rata over 3 years[3]
William J. Wheeler	M-4 Prime	10/1/15	Pro rata over 5 years [4]
	A	2/19/2016	Pro rata over 3 years[2]
	Time-Based RSUs	6/6/2016	Pro rata over 3 years[3]
	Options	6/6/2016	Pro rata over 3 years[3]
Grant Kvalheim	M-3	4/28/2014	Pro rata over 5 years[1]
	M-4 Prime	5/23/2016	Pro rata over 5 years[5]
	A	4/29/2015	Pro rata over 3 years[2]
	A	2/19/2016	Pro rata over 3 years[2]
	Time-Based RSUs	6/6/2016	Pro rata over 3 years[3]
	Options	6/6/2016	Pro rata over 3 years[3]
Martin P. Klein	M-4 Prime	11/9/2015	Pro rata over 5 years[6]
	Time-Based RSUs	6/6/2016	Pro rata over 3 years[3]
	Options	6/6/2016	Pro rata over 3 years[3]
Frank ("Chip") L. Gillis	M-4	2/23/2015	Pro rata over 5 years[7]
	M-4 Prime	6/7/2016	Pro rata over 5 years[8]
	A	4/28/2015	Pro rata over 3 years[2]
	A	2/19/2016	Pro rata over 3 years[2]
	Time-Based RSUs	6/6/2016	Pro rata over 3 years[3]
	Options	6/6/2016	Pro rata over 3 years[3]

[1] Vesting schedule start date is October 30, 2012.
[2] Vesting schedule start date is January 1, 2015.
[3] Vesting schedule start date is January 1, 2016.
[4] Vesting schedule start date is October 1, 2015.
[5] Vesting schedule start date is February 15, 2016.
[6] Vesting schedule start date is November 15, 2015.
[7] Vesting schedule start date is April 4, 2014.
[8] Vesting schedule start date is May 15, 2016.

Item 11.    Executive Compensation

2016 Athene Stock Vested Table

The following table provides information for the NEOs on the number of Class A common shares acquired upon vesting in 2016 and the value realized at such time.

2016 Athene Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Class A Common Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James R. Belardi	—	—	15,256[2]	$496,661
William J. Wheeler	—	—	1,598[3]	$45,159
Grant Kvalheim	589,442[1]	$22,104,075	23,499[2]	$778,801
Martin P. Klein	—	—	—	—
Frank ("Chip") L. Gillis	—	—	3,050[2]	$95,602

[1] Class M common shares were converted into Class A common shares on October 10, 2016, and the fair market value of a Class A common share on such date was $37.50.
[2] Comprised of two tranches of restricted Class A common shares granted as part of annual incentive awards: shares from the 2014 award vested on January 1, 2016, which had a market value of $34.23 per share; and shares from the 2015 award vested on February 19, 2016, which had a market value of $28.26 per share.

[3] Comprised of shares from the 2015 award only.

2016 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End

The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2016. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.

Athene Equity Awards

Time-based restricted shares issued under the 2009, 2012, 2014 and 2016 Share Incentive Plans will vest in full upon a sale of the Company or a change-in-control that occurs either prior to a participant’s termination of service and, in the case of time-based restricted Class M common shares, within six months following a participant’s termination of service without cause, by the participant for good reason or due to death or disability. Separate and apart from a sale or change-in-control, following a participant’s termination of service without cause, by the participant for good reason or due to death or disability, the Class M performance-based restricted shares that are outstanding and unvested shall remain outstanding and eligible to vest pursuant to their terms for a period of 18 months. If such performance-based restricted shares fail to vest during this 18-month period, they will be forfeited.

Pursuant to Mr. Belardi’s employment agreement, in the event of involuntary termination of service other than due to non-renewal by the Company, all outstanding restricted shares that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination shall immediately vest, and a portion of each tranche of outstanding and unvested performance-vested restricted shares, depending on when they were granted, shall remain outstanding and eligible to vest pursuant to their terms for a period of 18 months following the termination date.

The following table provides the intrinsic value (that is, the value based upon the fair market value of our share price as of December 31, 2016 which was $47.99, less the conversion price of the award) of equity awards that would vest if there was a sale of the Company or change-of-control as of December 31, 2016 (which includes if the NEO was terminated without cause as of December 31, 2016 and there was a sale of the Company or a change-of-control within six months thereafter) or if there was a termination without cause as of December 31, 2016.

Item 11.    Executive Compensation

2016 Potential Equity Benefits upon Change in Control and Termination Table1

	Upon Change in Control				Upon Termination without Cause
Name	Time-Based Restricted Shares	Time-Based RSUs	Performance-Based RSUs	Stock Options	Performance-Based Restricted Shares
James R. Belardi	$4,196,224	$1,060,195	$2,120,342	$1,806,176	$—
William J. Wheeler	$13,641,894	$530,098	$1,060,195	$903,095	$11,200,000
Grant Kvalheim	$4,879,244	$300,417	$600,787	$511,758	$1,345,425
Martin P. Klein	$1,397,760	$265,049	$530,098	$451,554	$1,164,800
Frank ("Chip") L. Gillis	$1,289,763	$212,068	$424,088	$361,235	$340,570

1 As noted above, Class M performance-based restricted shares that are outstanding and unvested shall remain outstanding and eligible to vest pursuant to their terms for a period of 18 months. For purposes of this table only, the amounts reported in this column assume that one-third of each class of NEO’s Class M performance-based restricted shares that are eligible to vest do, in fact, vest over the 18 months following December 31, 2016.

Severance Benefits

Our NEOs would be eligible for benefits under the Athene USA Corporation Severance Pay Plan, which covers our U.S. full-time employees, if they are involuntarily terminated without cause, and provided they release Athene from any and all claims and, in some instances, agree to non-compete/non-solicit covenants. In general, eligible employees receive two weeks of their annual base salary for each completed year of service. The minimum benefits payable under this plan are four weeks of annual base salary; and the maximum benefits payable under this plan are 26 weeks of annual base salary. In the event that an NEO is notified by us that he or she is required to comply with a post-separation non-compete covenant for a period longer than the number of weeks of annual base salary to which the NEO is entitled based on his or her years of service, then the amount of the NEO’s severance benefit will be increased to an amount equal to annual base salary for the same number of weeks as the duration of the non-compete covenant. However, except for Mr. Belardi, in accordance with his employment agreement, in no event will an NEO receive more than two times his or her annual base salary received during the year immediately preceding the year of termination. In its sole discretion, the Company may determine to pay a pro-rated bonus to the involuntarily terminated employee, as approved by the compensation committee.

Our employees based in Bermuda are eligible for benefits under the Athene Bermuda Severance Pay Plan, which are substantially similar to the benefits provided by the Athene USA Corporation Severance Pay Plan.

Item 11.    Executive Compensation

2016 Potential Pay Upon Termination Table

Name of Executive	Termination Scenario[1]	Athene Severance Pay
James R. Belardi[2]	Voluntary Separation	—
	Involuntary Separation	$2,571,249[3]
	Termination For Cause	—
William J. Wheeler	Voluntary Separation	—
	Involuntary Separation	$1,250,000
	Termination For Cause	—
Grant Kvalheim	Voluntary Separation	—
	Involuntary Separation	$750,000
	Termination For Cause	—
Martin P. Klein	Voluntary Separation	—
	Involuntary Separation	$550,000
	Termination For Cause	—
Frank ("Chip") L. Gillis	Voluntary Separation	—
	Involuntary Separation	$550,000
	Termination For Cause	—

[1] For NEOs other than Mr. Belardi, voluntary separation triggers a severance payment only if the Company decides to enforce any non-compete provision, in which case severance would be paid for the time period concurrent with the period of the effectiveness of the non-compete provision. Involuntary separation provides for severance to coincide with a 12-month non-compete clause. Severance is not payable where an employee is terminated for cause.

[2] Pursuant to his employment agreement, severance is payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability. Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based on the bonus paid to him in the year preceding his termination. In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional bonus equal to the bonus paid to him in the year preceding the year in which his termination occurs.

[3] This amount represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability. Mr. Belardi is eligible to receive a separate involuntary severance payment from AAM.

Director Compensation

Neither Mr. Belardi nor our Apollo directors, other than Dr. Puffer who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as directors. In 2016, each of our other directors received annual compensation of $140,000, of which 50% was paid in cash and 50% was paid in restricted Class A common shares that vest ratably over a three-year period. In light of the workload and broad responsibilities of their positions, the independent chairs of board committees received an additional $25,000 in annual compensation, payable 50% in cash and 50% in restricted Class A common shares. Independent members of the board committees, other than the chairs, received an additional $10,000 in annual compensation, also payable 50% in cash and 50% in restricted Class A common shares. Directors eligible to receive compensation also received $2,500 for each board meeting attended. In addition, Ms. Taitz served as a director on the boards of several of our subsidiaries, for which she received separate compensation. Dr. Puffer served on the supervisory board of one of our German subsidiaries, for which he received separate compensation.

In December 2016, we made a one-time grant of 15,000 restricted Class A common shares to each of our independent directors and to Dr. Puffer to align their interests with our shareholders. These grants vest ratably over a three-year period and will vest immediately upon a change in control.

In 2017, we conducted a review of the Company’s director compensation program, with the assistance of our independent compensation consultant, Willis Towers Watson. Based on this review, which included a comparison of our program with that of our peers’, we have made the following changes for 2017: annual compensation of $240,000, of which $105,000 will be paid in cash, and $135,000 will be paid in restricted Class A common shares that vest after a one-year period. There will be no fees paid for attending board or committee meetings. In addition, in recognition of the workload and responsibilities of their positions, the lead director will receive an additional $35,000 in annual compensation, payable 50% in cash and 50% in restricted Class A common shares that vest after a one-year period; the audit committee chair will receive an additional $30,000 in annual cash compensation; the compensation committee chair and risk committee chair will each receive an additional $20,000 in annual cash compensation; and the nominating and corporate governance chair will receive an additional $15,000 in annual cash compensation. Audit committee members will receive an additional $15,000 in annual cash compensation, and other committee members will continue to receive an additional $10,000 in annual compensation for service on a board committee, but payable in cash.

Item 11.    Executive Compensation

The table below indicates the elements and total value of cash compensation and of equity awards granted to each eligible director for services performed in 2016.

2016 Director Summary Compensation Table

Name	Fees Earned or Paid in Cash	Share Awards	All Other Compensation	Total
Marc Beilinson	$88,750	$646,288	$—	$735,038
Robert Borden	$87,500	$642,585	$—	$730,085
Brian Leach[1]	$29,891	$592,422	$—	$622,313
H. Carl McCall[2]	$33,804	$593,829	$—	$627,633
Manfred Puffer[3]	$90,000	$645,046	$26,290	$761,336
Lawrence J. Ruisi	$95,000	$650,050	$—	$745,050
Hope Taitz[3]	$103,750	$658,793	$25,000	$787,543
Arthur Wrubel	$33,804	$593,829	$—	$627,633

[1] Brian Leach has been appointed to our Board of Directors, subject to being elected by our shareholders at the 2017 Annual General Meeting.
2 H. Carl McCall has been appointed to our Board of Directors, subject to being elected by our shareholders at the 2017 Annual General Meeting.
[3] All Other Compensation for this director relates to amounts received for serving as a director of a subsidiary/subsidiaries of Athene.

Share Incentive Plans

This summary of the Share Incentive Plans is qualified in its entirety by the actual Share Incentive Plans, which are filed as exhibits to the registration statement on Form S-1/A filed by the Company on October 25, 2016.

Introduction

We adopted Share Incentive Plans in 2009, 2012, 2014 and 2016. The 2009 and 2012 Share Incentive Plans were amended and restated in 2014.

Purpose

The purpose of each Share Incentive Plan is to further the growth and success of the Company and its subsidiaries by enabling directors and employees of, or consultants to, the Company, its subsidiaries and AAM to acquire our common shares, thereby increasing their personal interest in such growth and success, and to provide a means of rewarding outstanding performance by such persons to the growth and success of the Company and its subsidiaries.

Administration

Each Share Incentive Plan is currently administered by the compensation committee. Under the terms of each Share Incentive Plan, the plan may be administered by our board of directors or, if the board so chooses, by the compensation committee or such other committee of our board of directors as the board of directors may from time to time designate (the “Committee”). Among other things, the Committee will have the authority to determine eligibility and the particular persons or classes of persons who will receive awards; grant awards to eligible persons or eligible classes of persons, determine the price and number of securities to be offered or awarded to any of such persons, determine the other specific terms and conditions of awards consistent with the express limits of each plan, establish the installments (if any) in which such awards will become exercisable or will vest and the respective consequences thereof; construe and interpret the provisions of each plan and any award agreement; accelerate or extend the exercisability or extend the term of any or all outstanding awards; and make all other determinations and take such other action as contemplated by each plan or as may be necessary or advisable for the administration of each plan and the effectuation of its purposes.

Eligibility

Directors and employees of, and consultants to, the Company, its subsidiaries and AAM are eligible to participate in the Share Incentive Plans.

Item 11.    Executive Compensation

Shares Subject to Each Share Incentive Plan

7,109,560 Class M-1 common shares of the Company were reserved for issuance under the 2009 Share Incentive Plan. 3,356,126 Class M-2 common shares of the Company were reserved for issuance under the 2012 Share Incentive Plan. In addition, an aggregate of (1) 7,500,000 Class M-3 common shares of the Company, (2) 7,500,000 Class M-4 common shares of the Company, (3) any Class M-1 common shares previously authorized for awards but not issued under the 2009 Share Incentive Plan, (4) any Class M-2 common shares previously authorized for awards but not issued under the 2012 Share Incentive Plan, and (5) 8,000,000 Class A common shares are reserved for awards under the 2014 Share Incentive Plan. 3,500,000 Class A common shares are reserved for issuance under the 2016 Share Incentive Plan. In the event of certain extraordinary corporate transactions or events affecting us, the compensation committee or our board of directors shall make such substitutions or adjustments as it deems appropriate and equitable to (1) the aggregate number and kind of shares or other securities reserved for issuance and delivery under the applicable plan, (2) the number and kind of shares or other securities subject to outstanding awards and (3) the exercise price and or purchase price of awards. In the case of corporate transactions such as a merger or consolidation, such adjustments may include the cancellation of outstanding awards in exchange for cash or other property or the substitution of other property for the shares subject to outstanding awards.

Types of Awards

Awards granted under the Share Incentive Plans may be nonqualified share options, rights to purchase shares, restricted shares, restricted share units and other awards settleable in, or based upon, common shares. In addition, awards granted under the 2016 Share Incentive Plan may include incentive stock options and performance awards settleable in cash.

Share Options

Share options granted under the Share Incentive Plans other than the 2016 Share Incentive Plan will be nonqualified options. Share options granted under the 2016 Share Incentive Plan may be either nonqualified options or incentive share options. Each grant of share options will be evidenced by an award agreement that specifies the exercise price, the duration of the award, the number of shares to which the award pertains and such additional limitations, terms and conditions as the Committee may determine. The exercise price of share options will be determined by the Committee, but may not be less than 100% of the fair market value of the share underlying the share options on the date of grant. Award holders generally may pay the exercise price in cash or, if approved by the Committee, in common shares (valued at fair market value on the date of exercise) or a combination thereof, or by “cashless exercise” through a broker or by withholding shares otherwise receivable on exercise. The term of share options will be determined by the Committee. The Committee will determine the vesting and exercise schedule of share options and the extent to which the share options will be exercisable after the award holder’s services with us terminate.

Restricted Shares

Restricted common shares may be granted under the Share Incentive Plans with such restrictions as the Committee may designate. The Committee may provide at the time of grant that the vesting of restricted shares will be contingent upon the achievement of applicable performance goals and/or continued service. The terms and conditions of restricted share awards (including any applicable performance goals) do not need to be the same with respect to each participant. During the restriction period, the Committee may require that the share certificates evidencing restricted shares be held by us. Except for these restrictions and any others imposed by the Committee, the recipient will have rights of a shareholder with respect to the relevant class of restricted shares granted under the Share Incentive Plans, including the right, if any, to vote the restricted shares upon the vesting of such restricted shares; however, whether and to what extent the recipient will be entitled to receive cash or share dividends paid or made with respect to the shares or to convert such shares into Class A common shares will be set forth in the particular participant’s award agreement. The restricted shares currently outstanding under the Share Incentive Plans were granted in both time-based vesting and performance-based vesting tranches. For a description of our classes of common shares, see Note 11 – Common Stock and Note 12 – Stock-based Compensation to the consolidated financial statements.

Under certain of our award agreements, following the IPO, with respect to those shares whose Lock-Up End Dates have not occurred, within 270 days following the termination of service of a participant (or, with respect to any restricted shares that vest following a participant’s termination of service, 270 days following the vesting date of such restricted shares), the Company has the right (but not the obligation) to repurchase all or any portion of the vested shares held by such participant on the date of such termination. Under certain of our award agreements, the Company also has the right (but not the obligation) to repurchase all or any portion of the fully paid award shares (as defined in the plans) held by such participant on the date of such termination. Assuming the termination is not for cause, the repurchase price for Class A common shares will be equal to the volume weighted average closing trading price of a Class A common share during the 60-day trading period preceding the date of notice of repurchase, and the purchase price of vested shares that have not yet been converted to Class A common shares will be the same, minus their conversion price.

Restricted Share Units

The Committee may grant restricted share units payable in cash or our common shares, conditioned upon continued service and/or the attainment of performance goals determined by the Committee. The terms and conditions of restricted share unit awards granted under the Share Incentive Plans (including any applicable performance goals) do not need to be the same with respect to each participant.

Item 11.    Executive Compensation

Rights to Purchase Shares and Other Share-Based Awards

The Committee may grant rights to purchase shares and other awards settleable in, or based upon, common shares under each of the Share Incentive Plans. Each such award will be evidenced by an award agreement that specifies any applicable purchase or exercise price, the duration of the award, the number of shares to which the award pertains, any applicable vesting requirements and such additional limitations, terms and conditions as the Committee may determine.

Performance Awards Settleable in Cash

Under the 2016 Share Incentive Plan, the Committee may grant performance awards settleable in cash. Each such award will be evidenced by an award agreement that specifies any applicable performance measure and performance period, any applicable vesting requirements and such additional limitations, terms and conditions as the Committee may determine.

Award Limits

The awards that may be granted under the 2016 Share Incentive Plan are generally subject to the following limits. The maximum number of Class A common shares with respect to which share options may be granted during any fiscal year to any person is 3,500,000 shares. The maximum number of Class A common shares with respect to which awards denominated in shares and subject to performance measures may be granted during any fiscal year to any person is 3,500,000 shares. The maximum amount that may be earned by any person with respect to performance awards settleable in cash during any fiscal year is $15,000,000. These provisions are designed so that compensation resulting from such awards can qualify as tax deductible performance-based compensation under Section 162(m) of the Code, assuming other applicable regulatory requirements are satisfied.

Termination of Service

The impact of a termination of employment or service on an outstanding award granted under the Share Incentive Plans, if any, is set forth in the applicable award agreement.

Treatment of Outstanding Equity Awards following a Sale of the Company or a Change in Control

The outstanding award agreements under the 2009, 2012 and 2014 Share Incentive Plans provide that, in the event of a sale of the Company or a change in control (A) prior to a participant’s termination of service or (B) within six months following the participant’s termination of service by the Company or AAM without cause, by the participant for good reason (as defined therein) or as a result of the participant’s death or disability (each, a “qualifying termination”), the participant’s time-based vesting restricted shares will vest in full. For this purpose, a change in control means any event or series of events by which (1) the Apollo Group ceases to own, directly or indirectly, equity interests in the Company (equity interests) representing 40% or more on a fully-diluted basis of the aggregate ordinary voting power represented by the issued and outstanding equity interests of the Company, and (2) any “person” or “group” (as such terms are used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of a greater percentage on a fully-diluted basis of the aggregate ordinary voting power represented by the issued and outstanding equity interests of the Company than such percentage owned by the Apollo Group.

Transferability

Unvested awards under the Share Incentive Plans generally are not transferable except by will or the laws of descent and distribution or as otherwise expressly permitted by the Committee including, if so permitted, pursuant to a transfer to the participant’s family members or to a charitable organization, whether directly or indirectly or by means of a trust or partnership or otherwise. Certain vested awards may be pledged by the participant holding such award as security for loans or transferred to the Company to pay conversion prices or to satisfy tax withholding liabilities of such participants.

Amendment and Discontinuance

The Share Incentive Plans generally may be amended, altered, suspended, discontinued or terminated by our board of directors, but no amendment, alteration, suspension, discontinuation or termination may be made (1) if it would materially impair the rights of a participant (or his or her beneficiary) without the participant’s (or beneficiary’s) consent, except for any such amendment made to comply with applicable law, or (2) without the approval of our shareholders to the extent such approval is required by applicable law.

Federal Income Tax Consequences

The following discussion is intended only as a brief summary of the federal income tax rules that are generally relevant to nonqualified share options and restricted shares that may be granted under the Share Incentive Plans, based upon the U.S. federal tax laws currently in effect. The laws governing the tax aspects of awards are highly technical and such laws are subject to change. The discussion is general in nature and does not take into account a number of considerations which may apply in light of the circumstances of a particular participant under the Share Incentive Plans. The income tax consequences under applicable foreign, state or local tax laws may not be the same as under U.S. federal income tax laws.

Item 11.    Executive Compensation

Share Options

Upon the grant of a share option, the award holder will not recognize any taxable income and we will not be entitled to a deduction. An award holder will recognize compensation taxable as ordinary income (and subject to income tax withholding with respect to an employee) upon exercise of a nonqualified share option equal to the excess of the fair market value of the shares purchased over their purchase price, and we will be entitled to a corresponding deduction. With respect to the exercise of an incentive share option, if an award holder holds the shares for one year from the date of exercise and two years from the date of grant, then the holder’s profit, if any, made on the sale of the shares will be taxed as long-term capital gain, and we will not be entitled to a corresponding deduction, unless the holder does not meet the holding period requirements.

Share Awards

An award holder will recognize compensation taxable as ordinary income (and subject to income tax withholding with respect to an employee) at the time of grant of unrestricted shares in an amount equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for such shares, and we will be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Code apply.

Restricted Shares

A participant who receives any restricted shares may be permitted (but not required) to file an election under Section 83(b) of the Code (a “Section 83(b) Election”) with respect to such shares. If the participant timely files the Section 83(b) Election, (a) the participant will recognize ordinary income on any such restricted shares as of the grant date equal to the excess of the fair market value of the shares (determined without regard to vesting conditions) over the amount paid for the shares, and (b) upon sale or disposition of any such restricted shares any additional gain will be treated as capital gains. (Note that if a participant files a Section 83(b) Election and the restricted shares ultimately are forfeited, the participant generally will not be entitled to a deduction for the income recognized in connection with the election.) If a participant does not file a Section 83(b) Election, at the time the substantial risk of forfeiture with respect to such restricted shares lapses, the participant will recognize ordinary income equal to the excess of the fair market value of the shares at such time over the amount paid for the shares. The amount of ordinary income recognized by making a Section 83(b) Election or upon the lapse of such restrictions is deductible by us as compensation expense, except to the extent the deduction limits of Section 162(m) of the Code apply. In addition, a participant receiving dividends with respect to restricted shares for which a Section 83(b) Election has not been made and prior to the time such restrictions lapse will recognize compensation taxable as ordinary income (and subject to income tax withholding with respect to an employee), rather than dividend income, in an amount equal to the dividends paid and we will be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Code apply.

Restricted Share Units

A participant will not recognize compensation taxable as ordinary income at the time an RSU is granted and we will not be entitled to a tax deduction at that time. Upon settlement of RSUs, the participant will recognize compensation taxable as ordinary income (and subject to income tax withholding with respect to an employee) in an amount equal to the excess of the fair market value of any shares delivered over the amount, if any, paid for the shares plus any cash paid by us. We generally will be entitled to a business expense deduction in the same amount and at the same time as the participant recognizes ordinary income, except to the extent the deduction limits of Section 162(m) of the Code apply.

Performance Awards and Other Share-Based Awards

The taxation of performance awards and other share-based awards will depend on the specific terms of the award. Generally, the grant of performance awards and share-settled awards will have no federal income tax consequences for us or for the participant at the time of grant and the participant recognizes compensation taxable as ordinary income (and subject to income tax withholding with respect to an employee) at the time such awards are settled equal to excess of the fair market value of any unrestricted shares received over the amount, if any, paid for such shares plus any cash paid by us. Subject to the restrictions of Section 162(m) of the Code, we generally will be entitled to a business expense deduction in the same amount and at the same time as the participant recognizes ordinary income.

Section 162(m) of the Code

Section 162(m) of the Code generally limits to $1 million the amount that a publicly held corporation is allowed each year to deduct for the compensation paid to the corporation’s NEOs. However, “qualified performance-based compensation” is not subject to the $1 million deduction limit. Additionally, provided certain conditions are satisfied, newly public companies may be exempt from Section 162(m) of the Code for a transition period of up to three years following the date of the IPO.

Item 11.    Executive Compensation

To constitute qualified performance-based compensation, the following requirements must be satisfied: (1) the performance goals are determined by a committee consisting solely of two or more “outside directors,” (2) the material terms under which the compensation is to be paid, including the performance goals, are approved by the corporation’s stockholders, and (3) the committee certifies that the applicable performance goals are satisfied before payment of any qualified performance-based compensation is made. Certain compensation under the Share Incentive Plans, such as that payable with respect to options and stock appreciation rights, is not expected to be subject to the $1 million deduction limit, but other non-performance-based compensation payable under the Share Incentive Plan, such as share awards and other share-based awards may be subject to such limit in the future.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The following table sets forth information as of March 1, 2017 regarding the beneficial ownership of our Class A common shares and our Class B common shares by (1) each person or group who is known by us to own beneficially more than 5% of our outstanding Class A common shares or our Class B common shares (including any securities convertible or exchangeable within 60 days into Class A common shares or Class B common shares, as applicable), (2) each of our NEOs, (3) each of our directors and (4) all of our current executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Our Class B common shares are convertible into Class A common shares at any time at the option of the holder, with prior notice to the Company, on a one-for-one basis. Accordingly, for the purposes of this table each holder of Class B common shares is deemed to be the beneficial owner of an equal number of Class A common shares (in addition to any other Class A common shares beneficially owned by such holder), which is reflected in the table entitled “Amount and Nature of Beneficial Ownership” under the columns “Number of Shares” and “Percent” for the Class A common shares. In addition, the voting power of our shareholders may be restricted or adjusted as described in Description of Share Capital—Common Shares—Voting Rights in the prospectus filed on December 8, 2016 in connection with the IPO of the Company's Class A common shares (Prospectus). Additionally, in some cases, certain Class A common shares may be deemed non-voting. See Voting Power below for an illustration of the voting power of certain shareholders who beneficially own more than 5% of our Class A common shares and Class B common shares. Such illustration includes shareholders who may own non-voting Class A common shares who, to our knowledge, beneficially own more than 5% of our outstanding Class A common shares and Class B common shares.

To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A common shares, Class B common shares and Class M common shares convertible into Class A common shares within 60 days shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Additionally, to our knowledge, certain of these shareholders also own equity interests in AAA, which holds a significant number of our Class B common shares. As of March 1, 2017, such equity interests of AAA do not entitle the holders thereof to exchange such interests for common shares of Athene, but AAA may at any time elect to distribute the common shares of Athene that it holds to such holders, whether by its liquidation or otherwise in accordance with its limited partnership agreement. Unless otherwise indicated in the table or footnotes below, the address for each officer and director listed in the table is c/o Athene Holding Ltd., Chesney House, First Floor, 96 Pitts Bay Road, Pembroke, HM08, Bermuda.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Amount and Nature of Beneficial Ownership
	Class A Common Shares Beneficially Owned(1)		Class B Common Shares Beneficially Owned
	Number of Shares	Percent(2)	Number of Shares	Percent
Apollo Holders (3)(4)	109,293,521	—	109,293,521	—
Cambridge Global Asset Management(5)	5,288,159	6.8%	—	—
Executive Officers and Directors
James R. Belardi(6)	5,035,965	6.2%	—	—
William J. Wheeler(7)	552,231	*	—	—
Grant Kvalheim(8)	2,147,962	2.8%	—	—
Martin P. Klein(9)	88,440	*	—	—
Frank Gillis(10)	1,354,752	1.7%	—	—
Marc Rowan(11)	227,953	*	227,953	*
Marc Beilinson(12)	49,611	*	—	—
Imran Siddiqui(13)	1,962,540	2.5%	—	—
Gernot Lohr(14)	1,179,575	1.5%	—	—
Matthew R. Michelini(15)	125,433	*	—	—
Robert Borden(16)	41,638	*	—	—
Hope Taitz(17)	54,119	*	—	—
Lawrence J. Ruisi(18)	42,060	*	—	—
Dr. Manfred Puffer(19)	41,780	*	—	—
H. Carl McCall(20)	—	—	—	—
Brian Leach(21)	—	—	—	—
Arthur Wrubel(22)	—	—	—	—
All directors and executive officers as a group (18 persons)(23)	12,908,179	15.6%	227,953	*

*	Represents less than 1%.

(1)
Class M common shares are subject to time- or performance-based vesting and once vested are convertible into Class A common shares. The number of Class M common shares included in the table represents the number of Class M common shares that vest as of April 30, 2017, the date that is 60 days after March 1, 2017. We assume for purposes of the table that Class M common shares convert into Class A common shares on a one-for-one basis.

(2)	The percentage of beneficial ownership of our Class A common shares is based on 77,410,448 Class A common shares outstanding as of March 1, 2017.

(3)
Consists of shares held of record by the following members of the Apollo Group (the “Apollo Holders”): 74,586,353 Class B common shares held of record by AAA Investor, 5,552,068 Class B common shares held of record by Stanhope Life, L.P., 2,487,485 Class B common shares held of record by Stanhope Life II, L.P., 5,546,327 Class B common shares held of record by Palmetto Athene Holdings (Cayman), L.P., 80,096 Class B common shares held of record by Apollo Palmetto Advisors, L.P., 4,542,924 Class B common shares held of record by AHL 2014 Investor, L.P., 1,437,944 Class B common shares held of record by AHL 2014 Investor II, L.P., 14,683,515 Class B common shares held of record by Apollo Principal Holdings III, L.P., 6,073 Class B common shares held of record by AAA Associates, L.P., 212,840 Class B common shares held of record by AAA Holdings, L.P., one Class B common share held of record by Athene Asset Management, L.P. and 157,894 Class B common shares that have been granted to employees and are held of record by Apollo Management Holdings, L.P. as custodian.

AAA Investments, L.P. is the general partner of AAA Investor. AAA Associates, L.P. is the general partner of AAA Investments, L.P. AAA MIP Limited is the general partner of AAA Associates, L.P. Apollo Alternative Assets, L.P. provides investment services to AAA Investor, AAA Investments, L.P., AAA Associates, L.P. and AAA MIP Limited. Apollo International Management, L.P. is the managing general partner of Apollo Alternative Assets, L.P. Apollo International Management GP, LLC is the general partner of Apollo International Management, L.P. AAA Holdings GP, Ltd. is the general partner of AAA Holdings, L.P.
Apollo Palmetto Athene Partnership, L.P. is the limited partner of Palmetto Athene Holdings (Cayman), L.P. Apollo Palmetto Management, LLC is the general partner of Palmetto Athene Holdings (Cayman), L.P. and Apollo Palmetto Athene Partnership, L.P. and as such has the right to control the disposition of the Athene common shares held by Palmetto Athene Holdings (Cayman), L.P. Apollo Principal Holdings IV, L.P. is the sole member of Apollo Palmetto Management, LLC. Apollo Principal Holdings IV GP, Ltd. is the general partner of Apollo Principal Holdings IV, L.P. Apollo Palmetto Athene Management, LLC is the investment manager for Apollo Athene Partnership, L.P. The general partner of Athene Asset Management, L.P. is AAM GP Ltd. The sole shareholder of AAM GP Ltd. is Apollo Life Asset Ltd. Apollo Capital Management, L.P. is the sole member-manager of Apollo Palmetto Athene Management, LLC and the sole shareholder of Apollo Life Asset Ltd. The general partner of Apollo Capital Management, L.P is Apollo Capital Management GP, LLC. Apollo Management Holdings, L.P. is the sole member and manager of Apollo International Management GP, LLC and Apollo Capital Management GP, LLC, and the sole shareholder of AAA Holdings GP, Ltd. Apollo Management Holdings GP, LLC is the general partner of Apollo Management Holdings, L.P.
Stanhope Life Advisors, L.P. is the general partner of each of Stanhope Life, L.P. and Stanhope Life II, L.P. Apollo Administration GP Ltd. is the general partner of Stanhope Life Advisors, L.P. AHL 2014 Investor GP, Ltd. is the general partner of each of AHL 2014 Investor, L.P. and AHL 2014 Investor II, L.P. Apollo Principal Holdings III, L.P. is the sole shareholder of each of Apollo Administration GP Ltd. and AHL 2014 Investor GP, Ltd. Apollo Principal Holdings III GP, Ltd. is the general partner of Apollo Principal Holdings III L.P.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Leon Black, Joshua Harris and Marc Rowan are executive officers and the managers or directors of Apollo Management Holdings GP, LLC, Apollo Principal Holdings III GP, Ltd. and Apollo Principal Holdings IV GP, Ltd. and as such may be deemed to have voting and dispositive control of the shares of Athene common stock that are held by the Apollo Holders.
Certain affiliates of the Apollo Group (Plan Participants) intend to enter into a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Rule 10b5-1 Plan) to enable them to sell our Class A common shares (Plan Shares) during periods to be determined in the future (Plan Period). The Plan Shares that may be sold will consist of our Class A common shares earned as carried interest during the Plan Period by the Plan Participants upon any waiver by us and Goldman, Sachs & Co., in our and their sole discretion, of certain lock-up restrictions with respect to our Class A common shares held by the Plan Participants.

(4)
The address of each of Stanhope Life, L.P., Stanhope Life II, L.P., Stanhope Life Advisors, L.P., Apollo Administration GP Ltd., AHL 2014 Investor, L.P., AHL 2014 Investor II, L.P., AHL 2014 Investor GP, Ltd., Apollo Principal Holdings III, L.P., Apollo Principal Holdings III GP, Ltd., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings IV GP, Ltd., AAM GP Ltd., Apollo Life Asset Ltd. and Palmetto Athene Holdings (Cayman), L.P. is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Street, George Town, KY1-9005 Grand Cayman, Cayman Islands. The address of AAA Investments, L.P., Apollo Alternative Assets, L.P., Apollo Palmetto Athene Partnership, L.P., and Apollo Palmetto Management, LLC is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of AAA Associates, L.P., AAA MIP Limited, AAA Holdings, L.P. and AAA Holdings GP Limited is Trafalgar Court, Les Banques, GY1 3QL, St. Peter Port, Guernsey, Channel Islands. The address of each of Athene Asset Management, L.P., Apollo Palmetto Advisors, L.P., Apollo Palmetto Athene Management, LLC, AAA Guarantor – Athene, L.P., Apollo International Management, L.P., Apollo International Management GP, LLC, Apollo Capital Management, L.P., Apollo Capital Management GP, LLC, Apollo Management Holdings, L.P. and Apollo Management Holdings, GP, LLC the Apollo Holders, Apollo and Apollo’s investment manager and advisors, and Messrs. Black, Harris and Rowan is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(5)	The number of shares listed for Cambridge Global Asset Management is based on Amendment No. 1 to Schedule 13G filed by Cambridge Global Asset Management on January 31, 2017.

(6)
Consists of (1) 904,168 Class A common shares held of record by the James and Leslie Belardi Family Trust, (2) 1,750 Class A common shares held of record by the Belardi Family Irrevocable Trust, (3) options to acquire 42,881 Class A common shares vested as of April 30, 2017 and (4) 4,087,166 Class M common shares vested as of April 30, 2017 which are convertible into Class A common shares. Excludes 15,487 restricted Class A common shares, 58,911 Class A restricted stock units, options to acquire 85,764 Class A common shares and 100,000 Class M common shares which are unvested as of April 30, 2017. Mr. Belardi disclaims beneficial ownership of all common shares of Athene held by the Belardi Family Irrevocable Trust and the members of the Apollo Group.

(7)
Consists of (1) 364,123 Class A common shares, (2) options to acquire 21,441 Class A common shares vested as of April 30, 2017 and (3) 166,667 Class M common shares vested as of April 30, 2017 which are convertible into Class A common shares. Excludes 1,598 restricted Class A common shares, 29,456 Class A restricted stock units, options to acquire 42,882 Class A common shares and 2,333,333 Class M common shares which are unvested as of April 30, 2017.

(8)
Consists of (1) 577,162 Class A common shares held of record by Grant Kvalheim April 2014 GRAT, (2) 37,150 Class A common shares held of record by Grant Kvalheim 2009 Children’s GST Exempt Trust-DK, (3) 37,150 Class A common shares held of record by Grant Kvalheim 2009 Children’s GST Exempt Trust-LK, (4) 37,150 Class A common shares held of record by Grant Kvalheim 2009 Children’s GST Exempt Trust-MK, (5) 1,431,932 Class A common shares held of record by Grant Kvalheim individually, (6) options to acquire 12,150 Class A common shares vested as of April 30, 2017 and (7) 15,268 Class M common shares vested as of April 30, 2017 which are convertible into Class A common shares. Excludes 23,501 restricted Class A common shares, 16,693 Class A restricted stock units, options to acquire 24,300 Class A common shares and 454,667 Class M common shares which are unvested as of April 30, 2017.

(9)
Consists of (1) 66,123 Class A common shares, (2) options to acquire 10,721 Class A common shares vested as of April 30, 2017 and (3) 11,596 Class M common shares vested as of April 30, 2017 which are convertible into Class A common shares. Excludes 14,728 Class A restricted stock units, options to acquire 21,441 Class A common shares and 242,667 Class M common shares which are unvested as of April 30, 2017.

(10)
Consists of (1) 280,056 Class A common shares held of record by Mr. Gillis individually, (2) 20,000 Class A common shares held of record by an individual retirement account in the name of Mr. Gillis, (3) options to acquire 8,577 Class A common shares vested as of April 30, 2017 and (4) 1,046,119 Class M common shares vested as of April 30, 2017 which are convertible into Class A common shares. Excludes 2,681 restricted Class A common shares, 11,783 Class A restricted stock units, options to acquire 17,152 Class A common shares and 192,565 Class M common shares which are unvested as of April 30, 2017.

(11)
Consists of Class B common shares held by entities directly or indirectly controlled by Mr. Rowan. Mr. Rowan disclaims beneficial ownership of all Class A common shares and Class B common shares owned by the Apollo Holders or any entities that he directly or indirectly controls, or that may be beneficially owned by any entities directly or indirectly controlled by Mr. Rowan, the Apollo Holders or any other members of the Apollo Group, AAA or any entities directly or indirectly controlled by Mr. Rowan. Mr. Rowan owns interests in AAA, which is a limited partner of AAA Investments, L.P. Mr. Rowan does not have the power to vote or dispose of any Athene common shares that may from time to time be held by AAA and therefore is not deemed to beneficially own such shares. Assuming all of such interests were exchanged on an equivalent basis for Class B common shares of Athene as of March 1, 2017, Mr. Rowan would own 1,579,208 Class B common shares.

(12)	Excludes 19,369 restricted Class A common shares which are unvested as of April 30, 2017.

(13)
Consists of (1) 1,961,539 Class A common shares held of record by the Siddiqui Family 2014 GST Trust, which have been pledged as security to a financial institution, and (2) 1,001 Class A common shares held of record by Mr. Siddiqui individually. Mr. Siddiqui disclaims beneficial ownership of all Class A common shares held of record by the Siddiqui Family 2014 GST Trust and all common shares of Athene held of record or beneficially owned by the Apollo Holders or any other member of the Apollo Group. In addition to his ownership of our Class A common shares, Mr. Siddiqui also owns interests in AAA, which is a limited partner of AAA Investments, L.P. Mr. Siddiqui does not have the power to vote or dispose of any Athene common shares that may be held from time to time by AAA and therefore is not deemed to beneficially own such shares. Assuming all of such interests were exchanged on an equivalent basis for Class B common shares of Athene, and such shares were in turn exchanged for Class A common shares on a one-for-one basis, in each case, as of March 1, 2017, Mr. Siddiqui would own an additional 6,938 Class A common shares and, together with the Class A common shares that he is deemed to beneficially own shown in the table above, he would own a total of 1,969,478 of our Class A common shares.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(14)
Mr. Lohr disclaims beneficial ownership of all common shares of Athene held of record or beneficially owned by the Apollo Holders or any other member of the Apollo Group. In addition to his ownership of our Class A common shares, Mr. Lohr also owns interests in AAA, which is a limited partner of AAA Investments, L.P. Mr. Lohr does not have the power to vote or dispose of any Athene common shares that may be held from time to time by AAA and therefore is not deemed to beneficially own such shares. Assuming all of such interests were exchanged on an equivalent basis for Class B common shares of Athene, and such shares were in turn exchanged for Class A common shares on a one-for-one basis, in each case, as of March 1, 2017, Mr. Lohr would own an additional 526,415 Class A common shares and, together with the Class A common shares that he is deemed to beneficially own shown in the table above, he would own a total of 1,705,990 of our Class A common shares. 1,103,589 Class A common shares owned by Mr. Lohr have been pledged as security to a financial institution.

(15)
Mr. Michelini disclaims beneficial ownership of all common shares of Athene held of record or beneficially owned by the Apollo Holders or any other member of the Apollo Group. Mr. Michelini owns interests in AAA, which is a limited partner of AAA Investments, L.P. Mr. Michelini does not have the power to vote or dispose of any Athene common shares that may be held from time to time by AAA and therefore is not deemed to beneficially own such shares. Assuming all of such interests were exchanged on an equivalent basis for Class B common shares of Athene and such shares were in turn exchanged for Class A common shares on a one-for-one basis, in each case, as of March 1, 2017, Mr. Michelini would own an additional 3,071 Class A common shares and, together with the Class A common shares that he is deemed to beneficially own shown in the table above, he would own a total of 128,504 of our Class A common shares.

(16)
Consists of (1) 37,147 Class A common shares held of record by PENSCO Trust Co. Custodian FBO Robert L. Borden IRA and (2) 4,491 Class A common shares held of record by Mr. Borden individually. Excludes 19,162 restricted Class A common shares which are unvested as of April 30, 2017.

(17)	Excludes 20,021 restricted Class A common shares which are unvested as of April 30, 2017.

(18)	Excludes 19,551 restricted Class A common shares which are unvested as of April 30, 2017.

(19)	Excludes 19,290 restricted Class A common shares which are unvested as of April 30, 2017.

(20)	Excludes 16,087 restricted Class A common shares which are unvested as of April 30, 2017.

(21)	Excludes 16,057 restricted Class A common shares which are unvested as of April 30, 2017.

(22)	Excludes 16,087 restricted Class A common shares which are unvested as of April 30, 2017.

(23)	Totals include restricted common shares and options which have vested or will vest as of April 30, 2017.

Voting Power

The following table sets forth the voting power as of March 1, 2017 of each person or group who is known by us to own beneficially more than 5% in voting power of our outstanding Class A common shares or Class B common shares (including any securities convertible or exchangeable within 60 days into Class A common shares or Class B common shares, as applicable). Apollo beneficially owns or exercises voting control over the Class B common shares.

The aggregate and respective voting power of our Class A common shares and Class B common shares is determined in accordance with our bye-laws. The Class A common shares collectively represent 55% of the total voting power of our common shares and the Class B common shares represent, in aggregate, 45% of the total voting power of our common shares, each subject to certain adjustments, as described above.

The voting rights exercisable by Class A shareholders other than Apollo are limited so that Control Groups are deemed not to hold more than 9.9% of the total voting power conferred by our shares. The percentage reduction of votes that occurs by operation of the foregoing limitation will generally be reallocated proportionately among other Class A common shareholders who are not members of these groups so long as such reallocation does not cause a Control Group to hold more than 9.9% of the total voting power of our shares. In addition, certain Class A common shares may be deemed non-voting when owned by a shareholder if such shareholder (or certain of its affiliates) (1) owns, directly or indirectly, Class B common shares, (2) holds an equity interest in Apollo or AAA or (3) is a member of the Apollo Group at which time any member of the Apollo Group holds Class B common shares, subject to certain exceptions. As such, certain of our Class A common shareholders hold voting shares, but such shares are non-voting when being held by such holder due to these restrictions. If such holder sold any such shares to another holder that would not be subject to these restrictions, such Class     A common shares would be voting shares.

Pursuant to our bye-laws, the total voting power of Class A common shares held by members of our management and employees of the Apollo Group that are shareholders is limited to 3% of the total voting power of our common shares.

The table below shows the voting power of certain shareholders who, to our knowledge, beneficially own more than 5% in voting power of our outstanding Class A common shares and Class B common shares as of March 1, 2017.

	Number of Class A Common Shares Owned	Number of Class B Common Shares Owned	Total Number of Shares Owned	Percent of Total Outstanding Class A Common Shares and Class B Common Shares Owned	Total Voting Power of Class A Common Shares and Class B Common Shares Taken Together[1]
Apollo Holders	—	109,293,521	109,293,521	57.8%	45.0%

[1] The Class B common shares represent, in aggregate, 45% of the total voting power of our common shares, subject to certain adjustments.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Incentive Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2016 under the Share Incentive Plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Share Incentive Plans
Share Incentive Plans Approved by Security Holders	—	$—	3,495,771
Share Incentive Plans Not Approved by Security Holders	12,225,286	$19.97	—
Total	12,225,286	$19.97	3,495,771

[1] Includes options, time-based RSUs, performance-based RSUs and Class M common shares. Class M common shares, once vested, are convertible into Class A shares subject to payment of the conversion price. Performance-based RSUs are included at their target value. Class M common shares are included based on the assumption that 100% of such shares vest.

[2] Includes options, Class M common shares and the RSUs issued in conjunction with the Class M-4 common shares. Does not include other time-based RSUs or performance-based RSUs, as they do not have exercise prices.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or shareholders who are known to us to beneficially own more than five percent of our voting Class A common shares or Class B common shares and their immediate family members as well as certain other transactions.

Relationships and Related Party Transactions with Apollo or its Affiliates

We have a strategic relationship with Apollo. Apollo’s indirect subsidiary, AAM, serves as our investment manager. In addition to being our co-founder, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. Members of the Apollo Group are significant owners of our common shares and control 45% of the aggregate voting power of our equity securities. Our Chief Executive Officer is also an employee of, and receives substantial remuneration from acting as Chief Executive Officer of, AAM and owns a 5% profits interest in AAM. Additionally, employees of Apollo and its affiliates serve on our board of directors. We expect our strategic relationship with Apollo to continue for the foreseeable future. A number of our directors are also employees of Apollo or its affiliates.

A description of certain relationships we have with Apollo and its affiliates and transactions that have existed or that we have entered into with Apollo and its affiliates are described below.

The following table summarizes the fees we have incurred, directly and indirectly, from Apollo and its affiliates for the periods presented below:

	Years ended December 31,
	2016		2015		2014
(In millions, except for percentages)	Fees Incurred	% of Average Invested Assets	Fees Incurred	% of Average Invested Assets	Fees Incurred	% of Average Invested Assets
IMAs—U.S. and Bermuda[1]	$229.3	0.33%	$233.5	0.38%	$229.2	0.39%
Investment Advisory Agreement—Germany	6.4	0.01%	1.2	0.00%	—	0.00%
Apollo Master Sub-Advisory Agreement	59.8	0.09%	41.9	0.07%	36.3	0.06%
Apollo Fund Investment[2]	53.2	0.08%	50.9	0.08%	43.1	0.07%
AmeriHome	7.4	0.01%	2.9	0.01%	0.4	0.00%
Shared Services Agreement	6.3	0.01%	2.3	0.00%	(13.0)	(0.02)%
Commercial Mortgage Loan Servicing Agreement	0.6	0.00%	0.5	0.00%	0.7	0.00%
Out-of-Pocket Expenses[3]	5.3	0.01%	5.3	0.01%	1.9	0.00%
Total fees paid to Apollo	$368.3	0.54%	$338.5	0.55%	$298.6	0.50%
Average invested assets	$69,622		$61,484		$59,207

[1] Exclusive of amounts we received pursuant to the AAM long-term incentive plan. See Equity Transactions below.
[2] Includes total management, carried interest (including unrealized but accrued carried interest fees) and other fees, including those we hold as equity method investments.
[3] Advisory Services Agreement entered into on August 23, 2016. Prior to the agreement, we reimbursed Apollo or its affiliates for certain out-of-pocket expenses they incurred in connection with rending services to us.

Investment Management Relationships

Under our IMAs with AAM, except with respect to our German operations, substantially all of our invested assets are managed by AAM. AAM provides a full array of asset and portfolio management services to us. AAM was founded as a partnership between James R. Belardi and Apollo to provide Athene with a dedicated investment asset manager capable of creating and executing a bespoke investment strategy that is optimal for Athene’s dynamic investment needs. AAM has built a dedicated team of more than 100 investment and operations professionals, senior members of which have deep sector experience in the asset management industry and have overseen our investment portfolio since our founding. As a subsidiary of Apollo, AAM is fully integrated into the Apollo investment platform and provides Athene with access to Apollo’s investment expertise and fully-built infrastructure without the burden of incurring the development and maintenance costs of building an in-house investment asset manager with the capabilities of Apollo/AAM.

As of December 31, 2016, AAM’s investment professionals directly invested approximately 81% of the North America Accounts in a number of asset classes, including investment grade corporate credit and RMBS. For the remainder of the invested assets in the North America Accounts, which is comprised of assets which often require additional sourcing and underwriting capabilities, AAM has chosen to mandate sub-advisors rather than building out in-house capabilities. In this regard, AAM is able to leverage its relationship with Apollo in a sub-advisory capacity, pursuant to which AAM has mandated Apollo to invest in asset classes in which Apollo has investment expertise and sourcing capabilities, such as high yield credit, CMLs, CLOs, CMBS and certain ABS. All sub-advised assets are ultimately overseen by AAM to ensure they are appropriate for our business and consistent with our investment strategy. Through our relationship with Apollo, and having extensive knowledge of our corporate structure and business targets, AAM often creates or sources unique investment opportunities, such as our investments in MidCap and AmeriHome, described under MidCap and AmeriHome below.

We have historically relied on AAM to efficiently reinvest large blocks of invested assets we have acquired. AAM’s investment professionals have developed an intimate knowledge of our liability profile, which is long-dated and predominantly surrender charge protected. This knowledge serves as the foundation of our asset management strategy by enabling us to take advantage of our generally illiquid liability profile and identify asset opportunities with an emphasis on earning incremental yield by taking liquidity risk and complexity risk, rather than assuming solely credit risk. Through AAM and Apollo, we are able to source, value and invest in these high quality assets to drive and target greater investment returns. Additionally, AAM has grown as we have grown. In response to our rapid asset growth and other significant changes in our requirements, such as our strategy of pursuing ongoing retail product sales, AAM has added resources to directly manage our assets and has significantly increased the number and capabilities of its staff to service our growing investment portfolio.

In connection with the acquisition of DLD, our internal German asset management company, ADKG, entered into an investment advisory agreement with AAME pursuant to which AAME provides advisory services for a significant portion of our German investment portfolio.

As discussed in greater detail below, for services related to the investment assets of our U.S. and Bermuda companies, AAM earns an investment management fee of 0.40% per annum on all assets in the North America Accounts (subject to certain exceptions), and other affiliates of Apollo earn additional fees for sub-advisory services rendered with respect to certain invested assets within the North America Accounts. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles. For the services related to our investment assets in Germany, AAME earns advisory fees of 0.10% on assets advised by AAME and affiliates of AAME receive an advisory fee of 0.35% per year on certain German special investment funds (the difference in rates earned by AAME and AAM is due to differences in the investment characteristics, as described in greater detail below). We believe that our relationships with AAM, Apollo and other Apollo affiliates have contributed to and will continue to contribute to our strong financial performance. For the years ended December 31, 2016, 2015 and 2014, we generated net investment income of $2.9 billion, $2.5 billion and $2.3 billion, respectively. Net of the aforementioned fees, we achieved consolidated net investment earned rates of 4.35%, 4.24% and 4.29% for the years ended December 31, 2016, 2015 and 2014, respectively.

Although the investment management fee that AAM charges us is generally 0.40% per annum on all assets in the North America Accounts, in order to support continued profitable growth for Athene, AAM discounts certain fees due by Athene. For the total dollar amount of all liabilities sourced through our organic distribution channels during 2016 in excess of $5.1 billion (subject to certain exceptions, Excess Liabilities), AAM agreed to discount fees as follows:

•
During 2016, a discount of 0.40% per annum multiplied by such Excess Liabilities. The 2016 discount relating to such Excess Liabilities was intended to reasonably approximate a full discount of the AAM fee on the assets relating to such Excess Liabilities during the remainder of the 2016 calendar year.

•
For 2017, a discount of 0.20% per annum multiplied by such Excess Liabilities, resulting in a reasonable approximation of a 0.20% fee on the assets relating to such Excess Liabilities during the 2017 calendar year.

•
For 2018 and thereafter, a discount of 0.075% per annum, resulting in a reasonable approximation of a 0.325% fee on the assets relating to such Excess Liabilities during the 2018 calendar year and thereafter.

Excess Liabilities are determined based on our actuarial projections at the time that such Excess Liabilities are written and will amortize on a quarterly basis according to our projections for purposes of determining the discount. As of December 31, 2016, our organic channels have provided deposits of $8.8 billion.

We currently hold in excess of $1.5 billion of excess capital, which we view as strategic capital available to reinvest into organic and inorganic growth opportunities. We are keenly aware, however, of the need to grow prudently while maintaining our underwriting discipline. In the context of supporting prudent growth in today’s low-rate environment, we and Apollo have agreed on a new fee framework that results in a lower level of fees for us as we continue to grow our business, while at the same time we believe that this fee structure incentivizes both AAM and Apollo to make long-term investments in their capabilities and infrastructure to support our growth.

More specifically, AAM and AHL have agreed to enter into a revised fee agreement, which will amend and restate in its entirety the Fourth Amended and Restated Fee Agreement, dated August 31, 2016, to be effective and executed upon the approval by shareholders at the 2017 Annual General Meeting of the bye-law amendment relating to termination of the IMAs referred to below in Termination of Investment Management or Advisory Agreements with AAM and AAME. This revised fee agreement governs the payment by AHL to AAM of investment management fees incurred by AHL and its subsidiaries. In order to facilitate our continued profitable growth the fee agreement was revised to provide for, among other things, a reduced fee of 0.30% per year on all assets in the North America Accounts in excess of $65,846 million. AAM’s fee on the first $65,846 million of assets in the North America Accounts remains 0.40% per year, subject to certain discounts and exceptions. These fee changes were approved by our conflicts committee and the proposed bye-laws amendment was approved by all of our disinterested directors, with the changes to the bye-laws being conditional on approval by our shareholders. Upon shareholder approval, this new investment management fee structure will be retroactive to January 1, 2017 and will continue until otherwise amended.

Messrs. Rowan, Lohr, Michelini and Siddiqui, members of our board of directors, also serve as directors of AAM. Messrs. Rowan and Lohr are also directors of AAME. James R. Belardi, our Chief Executive Officer and a member of our board of directors, is the Chief Executive Officer,

Chief Investment Officer and a director of AAM. Mr. Belardi has owned equity units in AAM since its founding and currently owns a profits interest equivalent to approximately 5% of the equity of AAM.

IMAs—U.S. and Bermuda

As of December 31, 2016, AAM managed approximately $65.8 billion of assets in the North America Accounts. These assets are invested primarily in a diversified portfolio of fixed maturity and other securities. Approximately $53.4 billion of these assets, the majority of which are investment grade fixed income assets, are in accounts directly invested by AAM, while the remainder of our investment assets in the United States and Bermuda are primarily managed by AAM and Apollo through a sub-advisory arrangement between AAM and Apollo. As compensation for the enhanced and bespoke investment management services that AAM provides to us, under IMAs between AAM and us, AAM receives a gross fee of 0.40% per annum on all assets in the North America Accounts, with certain limited exceptions. The gross fee of 0.40% per annum is paid in part by the North America Accounts and in part by AHL to the extent that any North America Account’s direct rate is less than 0.40% per annum.

Investment Advisory Agreement—Germany

As of December 31, 2016, AAME advised with respect to approximately $4.6 billion of assets owned by our German Group Companies. As compensation for the investment advisory services rendered to ADKG under the investment advisory agreement between AAME and ADKG in relation to the assets ADKG manages for our German Group Companies, AAME receives a gross fee of 0.10% per annum on the assets with respect to which it advises, which includes all assets of our German Group Companies except operating cash and certain other excluded asset classes. As discussed in Item 1. Business—Investment Management, the investment characteristics of our assets held by ADKG and our other Germany Group Companies differ substantially from the characteristics of our U.S. and Bermuda subsidiaries. Given these differences in the overall business model and lower yielding, more homogeneous investment portfolio and resulting less diverse requisite expertise, our asset management fees in Germany are significantly lower than those paid by us with respect to the North America Accounts.

Termination of Investment Management or Advisory Agreements with AAM and AAME

The investment management or advisory agreements between us and AAM or AAME have no stated term and may be terminated by either AAM or AAME, or AHL or the relevant subsidiary, as applicable, upon notice at any time. However, our bye-laws provide that neither AHL nor its subsidiaries will exercise their termination rights under such agreements, except that any such agreement between AHL or any of its subsidiaries and AAM or AAME may only be terminated on an IMA Termination Date, and any termination on an IMA Termination Date without cause requires (1) the approval of AHL’s board of directors and at least 50% of the total issued shares of AHL that are entitled to vote (giving effect to the voting allocation provisions set forth in AHL’s bye-laws) and (2) six months’ prior written notice to AAM or AAME of such termination. Notwithstanding the foregoing, any such IMA may be terminated by AHL’s board of directors for cause (as defined in AHL’s bye-laws) which includes (a) material violations of law relating to AAM’s or AAME’s advisory business, (b) AAM’s or AAME’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, (c) a determination by the board of directors, in its sole discretion and acting in good faith, of unsatisfactory long-term performance of AAM or AAME, or (d) a determination by the board of directors, in its sole discretion and acting in good faith, that the fees being charged by AAM or AAME are unfair and excessive compared to a comparable asset manager (provided, that in the case of the immediately preceding clauses (c) and (d), the board of directors must deliver notice of such determination to AAM or AAME, as applicable, and AAM or AAME, as applicable, will have 30 days after receipt of such notice to address the board of directors’ concerns and, provided further that in the case of the immediately preceding clause (d), AAM or AAME has the right to lower its fees to match the fees of such comparable asset manager). In addition, the boards of directors of AHL’s subsidiaries may terminate an investment management or advisory agreement with AAM or AAME with regards to the applicable subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. AAM or AAME may terminate such agreements at any time, which may adversely affect our investment results. See Item 1A. Risk Factors—Risks Relating to Our Investment Manager.

A proposed amendment to our bye-laws that has been approved by our board of directors and is subject to approval by our shareholders at our 2017 Annual General Meeting provides that we may not, and will cause our subsidiaries not to, terminate any IMA or advisory agreement among us or any of our subsidiaries, on the one hand, and AAM or AAME, on the other hand, before an IMA Termination Election Date and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) written notice to AAM or AAME of such termination at least 30 days’ prior to an IMA Termination Election Date. If our Independent Directors make any such election to terminate and notice of such termination is delivered, the termination will be effective on the IMA Termination Effective Date. Notwithstanding the foregoing, under such proposed amendment, (A) our Independent Directors may only elect to terminate an IMA or advisory agreement on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM or AAME, or  (ii) the fees being charged by AAM or AAME are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM or AAME, as applicable, and AAM or AAME, as applicable, will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by AAM or AAME are unfair and excessive, AAM or AAME, as applicable, has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA or advisory agreement with AAM or AAME as a result of either (i) a material violation of law relating to AAM’s or AAME’s advisory business, or (ii) AAM’s or AAME’s gross negligence, willful misconduct or reckless disregard of AAM’s or AAME’s obligations under the relevant agreement, and in either case the delivery of at least 30 days’ prior written notice to AAM or AAME of such termination and such termination will be effective at the end of such 30-day period (the events described in the foregoing clauses

(A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws (as amended pursuant to such proposed amendment), an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position).

Apollo Master Sub-Advisory Agreement (MSAA) and Apollo Fund Investments

AAM and certain affiliates of Apollo entered into MSAAs for the benefit of our insurance subsidiaries whereby such Apollo affiliates would sub-advise AAM with respect to a portion of the invested assets held in the North America Accounts. Sub-advisory mandates with Apollo generally relate to certain asset classes where Apollo managers have investment expertise and for which AAM has determined that it is more appropriate to sub-advise rather than build out in-house capabilities to invest in these assets. Sub-advisory fees relating to the MSAA and any other sub-advisory arrangement are recharged by AAM to the North America Accounts and are in addition to the gross fee of 0.40% per annum paid to AAM under the IMAs. Currently, the MSAA, as amended, covers services rendered by Apollo-affiliated sub-advisors relating to the following asset classes, among others: bank loans, high yield debt, CMLs, emerging market debt, convertible securities, mortgage- and asset-backed securities (including CLOs), oil and gas royalties and insurance-linked securities. Under the MSAA, with certain limited exceptions, Apollo earns 0.40% per annum on all assets sub-advised by Apollo up to $10 billion and 0.35% per annum on all assets sub-advised by Apollo in excess of $10 billion. In certain instances, Apollo earns an incentive fee. As of December 31, 2016, 2015 and 2014, Apollo affiliates directly sub-advised AAM with respect to approximately $12.5 billion, $11.8 billion and $9.8 billion, respectively, constituting approximately 19%, 20% and 16%, respectively, of the North America Accounts.

In addition to invested assets sub-advised by Apollo, from time to time, AAM also invests our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (Apollo fund investments), and which comprised 70% of our alternative investment portfolio as of December 31, 2016. AAM’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically target allocating 5-10% of the assets in the North America Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. There is a preference for alternative investments that have the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; and (3) investments that have less downside risk. As of December 31, 2016, 2015 and 2014, 3.5%, 3.4% and 3.7%, respectively, of our assets in the North America Accounts were invested in Apollo fund investments. Fees related to such invested assets varied from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% of profits for carried interest, subject in many cases to preferred return hurdles. See Item 1. Business—Investment Management.

AAM and Apollo have agreed to amend the MSAAs to be effective upon approval of the bye-law amendment relating to the termination of the IMAs by shareholders at the 2017 Annual General Meeting, whereby, with certain limited exceptions, Apollo will earn 0.40% per annum on all assets sub-advised by Apollo up to $10 billion, 0.35% per annum on all assets sub-advised by Apollo in excess of $10 billion but less than $12.70 billion, 0.40% per annum on all assets sub-advised by Apollo in excess of $12.70 billion but less than $16 billion, and 0.35% per annum on all assets sub-advised by Apollo in excess of $16 billion. Upon shareholder approval of the bye-law amendment, this new fee arrangement will be retroactive to January 1, 2017 and will continue until otherwise amended.

As of December 31, 2016, our Apollo sub-advised investments and Apollo fund investments consisted of the following:

	December 31, 2016
(In millions, except for percentages)	Amount	% of Total
Apollo sub-advised investments
Fixed maturity securities, available for sale
State, municipal, and political subdivisions	$5	—%
Foreign governments	149	1.0%
Corporate	2,124	14.4%
CLO	5,281	35.8%
ABS	1,005	6.8%
CMBS	1,136	7.7%
Trading securities, fixed maturity securities
ABS	83	0.6%
CLO	43	0.3%
Mortgage loans	2,487	16.9%
Investment funds	84	0.6%
Other investments	81	0.5%
Subtotal	12,478	84.6%
Apollo fund investments
Credit funds	236	1.6%
CLO equities, affiliated	217	1.5%
Mortgage and real assets	268	1.8%
Hedge funds	191	1.3%
Natural resources	49	0.3%
Private equity – AAA
Private equity – Public	215	1.4%
Private equity – MidCap	524	3.6%
Private equity – Other	118	0.8%
A-A Mortgage	417	2.8%
Other private equity	41	0.3%
Subtotal	2,276	15.4%
Total	$14,754	100.0%

As of December 31, 2016, 2015 and 2014, 3.9%, 4.1% and 2.8%, respectively, of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes our cash flow activity related to these investments for the periods presented below:

	Years ended December 31,
(In millions)	2016	2015	2014
Sales, maturities, and repayments	$482	$610	$2,159
Purchases	$(601)	$(728)	$(1,846)

For additional information regarding these investments, refer to our consolidated financial statements.

Certain members of our board of directors may directly receive carried interest or may receive a portion of the carried interest that Apollo receives from fund investments in which Athene is invested. Certain directors may invest in fund investments in which we have invested. Additionally, Mr. Belardi and Mr. Kvalheim also have co-investment interests in certain of these fund investments.

Dr. Puffer serves on the board of directors of Athene Lebensversicherung AG, a subsidiary of our German entity. Dr. Puffer received compensation in 2016 and 2015 for serving as a director of such subsidiary in the amounts of EUR 25,000 and EUR 6,250, respectively.

Third Party Sub-Advisory Agreements

In the limited instances in which AAM desires to invest in asset classes for which neither AAM nor Apollo possesses the investment expertise or sourcing abilities required to manage the assets, or in instances in which AAM makes the determination that it is more effective or efficient to do so, AAM mandates third-party sub-advisors to invest in such asset classes, and we reimburse AAM for fees paid to such sub-advisors.

MidCap

We hold a significant investment in MidCap through CoInvest VII, a consolidated investment fund managed by an affiliate of Apollo. Additionally, we have made loans directly to MidCap Financial to which subsidiaries of MidCap succeeded as borrower. When we originally invested in MidCap Financial in November 2013, MidCap Financial was a specialty finance company which primarily originated lending opportunities in the healthcare sector. With the assistance of Apollo, MidCap Financial entered new lending markets, raised substantial equity capital and restructured as MidCap in January 2015. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo and, from time to time, provides us with access to assets for our investment portfolio.

In January 2015, CoInvest VII contributed its primary investment, MidCap Financial, to a newly formed entity, MidCap, in exchange for subordinated notes issued by MidCap and shares in MidCap’s parent company, MidCap Holdings. Concurrent with this restructuring, CoInvest VII distributed to its general partner, an affiliate of Apollo, $30 million of the MidCap notes in satisfaction of the carried interest that had been earned by the general partner under the previous MidCap Financial structure through the date of the restructuring. Additionally, unrelated investors made cash contributions to MidCap of $1.0 billion through December 31, 2015. As of December 31, 2016, CoInvest VII owned 28% of the outstanding economic interests of MidCap.

In connection with the acquisition of MidCap Financial by CoInvest VII in 2013, we entered into a subordinated debt facility with MidCap Financial with a principal amount of $245 million and a maturity date of July 2018. In addition, in December 2014, we entered into two bridge loan transactions whereby we loaned $100 million to MidCap Financial and one of its subsidiaries with the loans having maturity dates in May and June 2015. In connection with the restructuring of MidCap Financial into MidCap in January 2015, subsidiaries of MidCap Holdings succeeded as borrower under the subordinated debt facility and bridge loan facilities, and the maturity date of the subordinated debt facility was extended to January 2022. For the years ended December 31, 2016 and 2015, we earned income of $23 million and $33 million, respectively, in connection with these debt financings. MidCap repaid $45 million of the bridge loans during the first quarter of 2015 and repaid the remaining $55 million in January 2016. In January 2016, the subordinated debt facility was amended and restated in connection with new loans made by third-party lenders. The loans under the amended and restated facility mature in January 2026. In consideration of accepting a decrease in the interest rate, from 10% to 9%, extending maturity and other changes to the terms of the loan, a subsidiary of MidCap paid us an amendment fee of $8 million.

The restructuring transactions described above were approved by a special committee of our board of directors consisting of five independent directors. The special committee was formed for the purpose of reviewing the transactions and, in considering whether to approve the transactions, the special committee hired independent legal counsel and received a fairness opinion from a third-party investment bank.

From time to time, we have entered into participation arrangements with MidCap Holdings with respect to loans we purchase that were originated or otherwise sourced by MidCap Holdings. In January 2016, we purchased a pool of loans that were sourced by MidCap and contemporaneously sold participation interests in the loans to a subsidiary of MidCap receiving aggregate consideration of $24 million. As of December 31, 2016, $14 million was due to MidCap under the subordinated participation agreement.

AmeriHome

We hold a significant investment in AmeriHome, a mortgage lender and mortgage servicer, through our investment in A-A Mortgage, an investment fund managed by AAM. AmeriHome originates assets that we may acquire that are consistent with our investment strategy.

Through December 31, 2016, we made equity investments of $328 million in A-A Mortgage. We have approximately 73% of the economic interests in A-A Mortgage, A-A Mortgage owns 100% of the equity interests in Aris Holdco (not including profits interests in Aris Holdco held by AmeriHome management), and Aris Holdco owns 100% of the equity interests in AmeriHome. In 2015, we provided debt financing whereby Athene USA loaned $85 million to A-A Mortgage, which amounts were ultimately invested in AmeriHome. This debt financing was repaid in full in 2015, using the proceeds of additional equity contributions to A-A Mortgage that were made contemporaneous with the repayment of debt. For the year ended December 31, 2015, we earned interest income of $2 million in connection with the debt financing. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Investment Portfolio.

In connection with our equity investment in A-A Mortgage, we agreed that Aris Holdco will pay AAM a management fee equal to 1.5% of Aris Holdco’s consolidated equity, in addition to the 10% carried interest that AAM receives subject to an 8% hurdle. This management fee is paid in respect of certain management and oversight services provided by AAM to A-A Mortgage and its subsidiaries. In connection with transaction advice that may be rendered by Apollo Global Securities, LLC (AGS) relating to certain strategic transactions that may be entered into by Aris Holdco and/or its subsidiaries, Aris Holdco has agreed to pay AGS transaction fees equal to 1% of the aggregate consideration in such transactions for which AGS provides advice. In addition, certain other investors in A-A Mortgage, including an Apollo-affiliated fund, as a condition to their commitments to invest in A-A Mortgage, required that the amounts paid by Aris Holdco to AAM in respect of the management fee and amounts paid to AGS in respect of transaction fees would be rebated to such investors.

Gross management fees incurred by Aris Holdco for services rendered by AAM for the years ended December 31, 2016, 2015 and 2014 totaling $1.8 million, $0.7 million and $0.1 million, respectively, were rebated to other investors in A-A Mortgage. AAM also recognized approximately $4.6 million, $2.5 million and $0 million in unrealized incentive income for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, no transaction fees have been paid by Aris Holdco to AGS.

In 2015, we entered into loan purchase and servicing agreements with AmeriHome. The agreements allow us to purchase certain RMLs which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans and generally charges a fee of 25 basis points on the loans serviced. For the years ended December 31, 2016 and 2015, we had purchased $22 million and $83 million, respectively, of RMLs under this agreement.

Apollo Commercial Real Estate Finance, Inc.

On August 31, 2016, AMTG merged with and into ARI, with ARI continuing as the surviving corporation (the Merger). In connection with the Merger, certain of our subsidiaries entered into several agreements with ARI: (1) an Asset Purchase and Sale Agreement (Asset Purchase Agreement) among ARI, AADE and AAIA, (2) a Loan Agreement (ARI Loan Agreement) between ARI and Athene USA, and (3) a Stock Purchase Agreement (ARI Stock Purchase Agreement) between ARI and Athene USA.

Pursuant to the Asset Purchase Agreement, immediately following the consummation of the Merger, AADE and AAIA purchased from ARI $1.1 billion of primarily non-agency RMBS (ARI Asset Sale).

Pursuant to the ARI Loan Agreement, Athene USA provided ARI with a secured term loan of $175 million at an interest rate of one-month LIBOR plus 7.00% to consummate the Merger. The term loan was subsequently repaid by ARI with the net cash proceeds that ARI received from the ARI Asset Sale.

Pursuant to the ARI Stock Purchase Agreement, during the first thirty trading days following the closing of the Merger, Athene USA purchased $20 million in shares of ARI common stock in the open market at the then-current market price, which purchase was required pursuant to the ARI Stock Purchase Agreement if the quoted price of a share of ARI common stock on the NYSE at any time during such specified period was less than the price per share at which the ARI common stock was issued to holders of AMTG common stock upon effectiveness of the Merger ($16.75 per share). In order to fulfill its purchase obligations under the ARI Stock Purchase Agreement, Athene USA entered into a purchase plan with a broker-dealer that was established for purposes of complying with Rules 10b5-1 and 10b-18 under the Exchange Act.

As of March 14, 2017, we had sold $17 million of the ARI stock purchased pursuant to the stock purchase agreement after holding such stock in accordance with the terms thereof.

German Office Lease

In May 2011, Delta Lloyd Lebensversicherung AG (now known as ALV, formerly a subsidiary of DLD), entered into a sublease with CSC Deutschland Solutions GmbH for certain office space in Wiesbaden, Germany. In July 2012 and March 2016, the sublease was amended to increase the amount of space subject to sublease and to correspondingly increase the rent payable thereunder. Prior to and unrelated to our acquisition of DLD in October 2015, Wiesbaden (Bridge) S.á.r.l., an affiliate of Apollo, purchased the property subject to sublease.

The sublease expired in January 2017 and we entered into a lease with Wiesbaden (Bridge) S.á.r.l. that commenced upon the expiration of the sublease. We incurred rent under the sublease of approximately $0.8 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Shared Service Agreements

We have entered into shared services agreements with AAM. Under these agreements, we and AAM make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things.

Equity Transactions

In December 2015 and 2014, we entered into purchase agreements with AAM pursuant to which AAM purchased 23,250 and 583,268, respectively, of our class M-4 common shares (or RSUs) under our 2014 Share Incentive Plan for aggregate purchase prices of approximately $0.2 million and $1.3 million, respectively. Subsequent to AAM’s purchase of our M-4 common shares, AAM distributed such shares to certain of its employees in connection with the recipient’s entry into a restricted share award agreement. AAM allocated such shares to its employees to further align incentives between AAM officers and employees and our performance.

In July 2014, AAM established a long term incentive plan (AAM LTIP), pursuant to which AAM provides incentive compensation to its eligible directors, officers and senior professionals. Under the terms of the AAM LTIP, we are permitted to receive LTIP units, with the determinations as to our use of the LTIP units to be in our discretion. The AAM LTIP further provides that LTIP units that remain ungranted to participants under the AAM LTIP for any given fiscal year be granted to us. AAM may unilaterally change the plan at any time without our consent and, therefore, we may not receive future distributions under the plan. For the years ended December 31, 2016, 2015 and 2014, pursuant to the AAM LTIP, we were permitted to receive $7.4 million, $8.5 million and $7.5 million, respectively.

In order to promote an alignment of interests, certain AAM employees have received grants of Class M common shares. In addition, certain AAM employees were permitted to purchase our Class A common shares at a discount from market value. As a result of these efforts, as of December 31, 2016, AAM employees (excluding our Chief Executive Officer) own approximately 1,186,000 Class A common shares, approximately 986,000 Class M common shares and approximately 10,000 RSUs. The expense associated with stock-based compensation to AAM employees was $11 million, $11 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In 2015, we offered Messrs. Wheeler and Klein the opportunity to purchase Class A common shares at their fair market value, which was $27.83 per share, pursuant to the 2014 Share Incentive Plan. In April 2014, we offered certain of our employees, directors and affiliates the opportunity to purchase our Class A common shares at a discounted price of $13.46 per share. In the case of the 2015 issuance, the difference between the purchase price and the grant date fair value of the shares is attributable to the change in fair market value from the time Messrs. Wheeler and Klein agreed to purchase the Class A common shares at the then fair market value to the time of the actual closing of the purchase transaction. In the case of the 2014 issuance, the difference between the purchase price and the grant date fair value of the shares was to allow our employees, directors and affiliates to purchase shares, although at a later date, at the same price at which our shares were issued in our third round capital raise. Pursuant to these offers, we sold approximately 442,000 and 3,694,000 shares, respectively, for aggregated consideration approximating $12 million and $50 million, respectively. Compensation expense recorded on these sales totaled $2 million and $46 million, respectively.

Registration Rights Agreement

On April 4, 2014, we entered into the Registration Rights Agreement (as amended by amendments No. 1 and No. 2 thereto, dated October 6, 2015 and November 22, 2016, respectively) with our shareholders, including each shareholder that beneficially owns more than five percent of a voting class of our common shares. The Registration Rights Agreement, subject to the restrictions and limitations contained therein, sets forth the conditions under which our shareholders may demand or otherwise require us to register shares held by them and the conditions under which we may require certain shareholders to register shares held by them, in each case such registration to be effected pursuant to the Securities Act. Pursuant to the Registration Rights Agreement: (1) following our IPO and subject to certain holding restrictions, certain holders of five percent or greater of our common shares may request and thereby require us to use our reasonable best efforts to effect registration under the Securities Act; (2) upon registration by us of any of our authorized but unissued Class A common shares or upon registration by us of any Other Shares (as defined in the Registration Rights Agreement), in each case, other than registration on Form S-4 or Form S-8, holders of Registrable Shares (as defined in the Registration Rights Agreement) may require us to include in such registration some or all of their Registrable Shares on the same terms and conditions as the securities otherwise being sold in such registration, subject to certain limitations and holding restrictions; and (3) in connection with any registered offering of our common shares within 15 months of our initial public offering.

Investment Portfolio Trades with Affiliates

From time to time, AAM and/or Apollo execute cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the years ended December 31, 2016, 2015 and 2014, the aggregate value of such transactions where we acquired investments from related parties amounted to $1.1 billion, $0 million and $207 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we did not sell any investments to related parties.

Commercial Mortgage Loan Servicing Agreements

We have entered into commercial mortgage loan servicing agreements (CML Servicing Agreements) with AAM. Pursuant to these agreements, we have engaged AAM to (1) assist with the origination of and provide servicing of, commercial loans owned by us or in which we participate, secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties.

Transaction Advisory Services Agreement

Apollo and certain of its affiliates have provided to us a diverse array of services which have enabled us to grow our balance sheet to $86.7 billion in total assets as of December 31, 2016. Since our founding, Apollo has identified acquisition opportunities for us to scale our business, and principals, partners and other senior members of Apollo have been instrumental to helping us source, underwrite, and integrate these transactions. In return for these services, prior to October 31, 2012, Apollo had a 10-year monitoring contract in place with us. Under this contract, Apollo Alternative Assets, L.P. and Apollo Management Holdings, L.P., each affiliates of Apollo, collectively charged us a quarterly monitoring fee of 0.50% of our capital and surplus plus out of pocket expenses, payable in cash. On January 1, 2013, we entered into an equity swap transaction with Apollo in connection with the termination of the quarterly monitoring fee. Pursuant to this swap, the quarterly settlement amount continued to accrue to Apollo, but the payment of those amounts (whether in stock or cash) would not be made to Apollo until the earlier of the time when Apollo was no longer deemed to control us within the meaning of the derivative instrument delivered pursuant to the TASA and October 31, 2017. In April 2014, as a result of the external capital raise, Apollo was no longer deemed to control the Company (as defined under the swap) and, as a result, the swap was settled in stock for settlement amounts owed through that date. Additionally, in April 2014, we further amended the TASA to exclude from capital and surplus, on which the quarterly monitoring fee was calculated, the capital received in the April 2014 capital raise, and any capital raised in connection with certain potential future acquisitions as defined in the amended TASA. As we grew our business and platform and began to prepare to become a public company, Apollo voluntarily unwound the monitoring contract at a discount relative to the expected amounts payable over the remaining term thereof. As a result, pursuant to the terms of the TASA, Apollo Alternative Assets, L.P., Apollo Management Holdings, L.P., and AGS (collectively, the Apollo TASA Parties), agreed to accelerate the termination date of the monitoring contract from July 14, 2019 to December 31, 2014 in exchange for 2.5 times the quarterly monitoring fee for eight consecutive quarters beginning with the quarter ending March 31, 2013. All amounts accrued under the TASA and outstanding as of December 31, 2014 were subsequently paid in the form of Class B common shares (or equivalent derivatives) to the Apollo TASA Parties. The total costs, including management fees, incurred for these services and for terminating the TASA were $0 million, $0 million and $228 million for the years ended December 31, 2016, 2015 and 2014, respectively.

AAA Transaction

On October 30, 2012, in order to provide pre-funding for and increase certainty to close future acquisitions, the AAA Investor and certain other parties entered into a contribution agreement (Contribution Agreement). Pursuant to the Contribution Agreement, the AAA Investor contributed investment assets to us in exchange for (1) 44,444,457 of our Class B common shares for a purchase price of $13.46 per share, (2) $83 million in cash and (3) a promissory note payable to the AAA Investor with a principal amount of approximately $113 million. The transfer of 1,509,091 of the Class B common shares was deferred pending regulatory approvals of certain of the assets being transferred by the AAA Investor pursuant to the Contribution Agreement. Such approvals were received in 2013 and the shares were thereafter issued in exchange for these assets, which were comprised of investment partnerships. The AAA Investor contributed three partnerships (AAA Partnerships) to us pursuant to the Contribution Agreement. At the time of contribution, the AAA Partnerships largely consisted of non-publicly traded equity investments that were co-investments, including CoInvest VI and CoInvest VII, alongside private equity funds sponsored by Apollo. We satisfied our obligations under the note in full, together with accrued interest, in September 2014 by issuing 3,808,626 Class B common shares. The weighted average annual net investment earned rate of the contributed portfolio from inception was more than 15% as of December 31, 2016.

The Contribution Agreement described above was approved by a special committee of the conflicts committee consisting of three independent directors. The special committee was formed for the purpose of reviewing the transaction and, in considering whether to approve the transaction, the special committee hired independent legal counsel and received a fairness opinion from a third-party investment bank.

Advisory Services Agreement

On August 23, 2016, we entered into an advisory services agreement (Advisory Services Agreement) with Apollo Management Holdings, L.P. (AMHLP). Pursuant to the Advisory Services Agreement, AMHLP or certain other affiliates of Apollo may provide certain non-exclusive management, consulting, financial and other advisory services to us and our subsidiaries. Such services, which differ from those covered by AAM and its affiliates under our IMAs and sub-advisory agreements, involve advice and recommendations related to future acquisitions, capital market activities and strategic priorities (including growth). Apollo and its affiliates do not charge us or our subsidiaries for their services and may determine not to provide any services. Apollo and its affiliates have the right to request a fee for any service they provide; however, such a request is subject to prior approval by us or the applicable subsidiary. We are responsible for all reasonable third party out-of-pocket expenses incurred by Apollo or its affiliates related to the services they offer and provide such entities indemnification against any loss or liability arising out of the Advisory Services Agreement. The Advisory Services Agreement is effective until December 31, 2025. Prior to entering into the Advisory Services Agreement, we reimbursed Apollo or its affiliates for certain out-of-pocket expenses they incurred in connection with rendering services to us.

Other Related Party Transactions and Relationships

We have entered into side letters with certain of our shareholders and have granted them certain rights pursuant to the respective side letters.

We have entered into side letters with Procific (Procific Side Letters), which has a significant indirect interest in us through its holdings in AAA and AHL 2014 Investor, L.P. The Procific Side Letters afford Procific the opportunity, in the event that Procific is, directly or indirectly (through its interests in AAA or AHL 2014 Investor, L.P.), required by the Company to sell shares in a public offering pursuant to the Registration Rights Agreement, to purchase shares from us in connection with the public offering with such purchase to be effected at the then market price less an amount equal to the underwriting commission per share, up to the number of shares that Procific is required to sell in such public offering. Subject to certain exceptions, the Procific Side Letters also provide Procific with an option to elect more favorable lock-up terms to the extent that certain of our investors are afforded lock-up terms that are more favorable than those to which Procific is subject. Finally, we agree to reimburse AHL 2014 Investor, L.P. for organizational and operational expenses it incurs during any calendar year. The total of such fees paid by us for the years ended December 31, 2016, 2015 and 2014 was insignificant.

We entered into a side letter with AAA (AAA Side Letter) in connection with our private placement. Pursuant to the AAA Side Letter, for so long as AAA holds any of our equity securities directly or indirectly, it shall have the right to have one representative present at all meetings of our board of directors (and committees thereof), provided that such representative shall not be entitled to vote at such meetings.

Other than as stated or summarized above, since the beginning of our fiscal year ended December 31, 2014, no director, executive officer or shareholder who is known to us to beneficially own more than five percent of our Class A common shares or Class B common shares, or any member of the immediate family of such director, executive officer or shareholder, had or will have a direct or indirect material interest in a transaction or series of transactions in which we are, or one of our subsidiaries is, a party and the amount involved exceeds $120,000.

Related Party Transaction Policy

We have established a related party transaction policy which provides procedures for the review of transactions in excess of $120,000 in any year between us and any covered person having a direct or indirect material interest with certain exceptions. Covered persons include any director, executive officer, director nominee, shareholders known to us to beneficially own 5% or more of our Class A common shares or Class B common shares or any immediate family members of the foregoing. Any such related party transactions shall require advance approval by a majority of our independent directors or by our conflicts committee to the extent that such transactions constitute Apollo Conflicts (as described below) or related party transactions incidental or ancillary thereto. To the extent that the related party transaction is other than either an Apollo Conflict or a related party transaction that is incidental or ancillary thereto, our audit committee charter provides that the audit committee has the authority to review and approve all such transactions.

Because the Apollo Group has a significant voting interest in AHL, and because AHL and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, our bye-laws created a conflicts committee, consisting of directors who are not officers or employees of any member of the Apollo Group and are designated by our board of directors. The conflicts committee consists of Messrs. Beilinson and Borden and Ms. Taitz. Our nominating and corporate governance committee and our board of directors have determined that each member of the conflicts committee meets the independence requirements of the NYSE rules. The conflicts committee reviews and must approve of certain material transactions by and between AHL and its subsidiaries, on the one hand, and the Apollo Group, on the other hand, including any modification or waiver of the IMAs with AAM, subject to certain exceptions.

An “Apollo Conflict” is:

•	the entering into or material amendment of any material agreement by and between us and any member of the Apollo Group; or

•
the imposition of any new fee on or increase in the rate of fees charged to us or any of our subsidiaries by a member of the Apollo Group, or the provision for any additional expense reimbursement to or offset by a member of the Apollo Group to be borne by us or any of our subsidiaries, directly or indirectly, pursuant to any material agreement by and between us and any member of the Apollo Group (except to the extent that any such material agreement sets forth the actual amount or formula for calculating the amount of any new fee or increase in the rate at which such fee is charged and such material agreement has not been approved or is exempt from approval under the conflicts committee charter).

We require that any new (or amendments to any existing) transactions by and between us and any member of the Apollo Group be, prior to the time such transaction is entered into:

•
fair and reasonable, taking into account the totality of the relationships between the parties involved (including other transactions that may be or have been particularly favorable to us or any of our subsidiaries);

•	entered into on an arms-length basis;

•	approved by a majority of our disinterested directors;

•	approved by the holders of a majority of our issued and outstanding Class A common shares; or

•	approved by the conflicts committee.

In connection with any matter submitted to the conflicts committee, materials are prepared by management summarizing the applicable conflict and recommending the proposed transaction. The conflicts committee reviews market comparison data (to the extent available) relating to the reasonableness of any proposed fees to be paid.

For operational and administrative ease, certain transactions that fall within the definition of an Apollo Conflict but do not pose a material risk to us need not be approved by the conflicts committee. As described below, these exceptions include specific thresholds under which we may engage Apollo or its affiliates in an investment management or advisory (or sub-management or sub-advisory) capacity without prior conflicts committee review or approval. The following transactions, among others, are expressly excluded from the definition of Apollo Conflict and do not require the consent or review of the conflicts committee:

•
(1) transactions, rights or agreements specifically contemplated by existing agreements between AHL and AGER Bermuda Holding Ltd., (2) entering into new IMAs or MSAAs with members of the Apollo Group on terms similar to and not more economically favorable in the aggregate to the Apollo Group than those currently in effect (provided that payment of additional total fees and/or expenses at the same or no greater fee and/or expense reimbursement rate shall not be deemed to be more economically favorable to the Apollo Group), (3) amendments to the agreements described in (1) and (2) above for the purpose of adding a subsidiary of AHL thereto, or (4) any reinsurance transaction between AGER or any of its subsidiaries and AHL or any of its subsidiaries;

•
any (1) transfer of equity securities of AHL to or by any member of the Apollo Group, (2) acquisition by any member of the Apollo Group of any newly issued equity securities that are offered to the public in a public offering, to substantially all of the holders of AHL’s common stock on a substantially pro-rata basis or at a price which is equal to or greater than the then-prevailing market price,

(3) issuance of securities to any employee or director of AHL or AAM (including allocating blocks of incentive securities to AAM for allocation by AAM to its employees and directors) pursuant to any stock incentive plan or similar equity based compensation plan approved by our board of directors;

•
the provision of any insurance related products by or to AHL or any of its subsidiaries to or by the Apollo Group, provided that the provision of such products is an ordinary course transaction entered into on an arms-length basis on terms no less favorable to AHL or its subsidiaries than could be contemporaneously obtained from or provided to an unaffiliated party;

•
any transactions, rights or agreements between AHL or any of its subsidiaries and any portfolio company of the Apollo Group that pertain to the ordinary course business of such portfolio company. provided that any such transactions, rights or agreements (taken as a whole) are no less favorable to AHL or the applicable subsidiary than could be obtained from provided to an unaffiliated party;

•
an investment by AHL or any subsidiary thereof in an Apollo-sponsored vehicle; provided that an officer of a member of the Apollo Group provides a written certification to our board of directors that such investment provides AHL or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such Apollo-sponsored vehicle and without consideration of any Designated Terms (as defined below)) as those applicable to other investors (excluding Designated Investors (as defined below)) in the same Apollo-sponsored vehicle who invested an amount in such vehicle equal to or less than that invested by AHL and its subsidiaries; and provided, further, that such investment represents no more than 25% of the outstanding or expected equity interests of such Apollo-sponsored vehicle (based on prior record related to the strategy). Designated Investor and Designated Terms shall have the meanings set forth for such terms or other similar terms in any customary side letter entered into by the applicable Apollo Group advisor or manager, Apollo-sponsored vehicle or other Apollo Group entity, on the one hand, and investors, other than AHL or a subsidiary thereof, who have invested in the same Apollo-sponsored vehicle, or entered into an investment management, sub-advisory or similar agreement with the Apollo Group for the same asset class, on the other hand;

•
a transaction that has been approved by a majority of our disinterested directors, provided that the disinterested directors are notified that such transaction would otherwise constitute an Apollo Conflict prior to such approval;

•	any modification, supplement, amendment or restatement of our bye-laws that has been approved in accordance with our bye-laws and applicable Bermuda law;

•
material amendments to contracts or transactions previously approved by the conflicts committee or a majority of our disinterested directors, or which are not required to be approved by either, so long as, in each case, such amendments either (1) are not materially adverse to AHL or any of its subsidiaries, or (2) would not cause the relevant contract or transaction to require approval by the conflicts committee or a majority of our disinterested directors under our bye-laws after giving effect to the relevant amendment;

•
the entry into any IMA with the Apollo Group or amending an MSAA currently in effect (or entering into a new MSAA), so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to AHL than customary market terms (excluding the fees charged under the IMA); and (ii) either (a) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 50 basis points per annum for non-alternative assets; (b) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 100 basis points per annum for alternative assets; or (c) an officer of a member of the Apollo Group provides a written certification to our board of directors that such agreement provides AHL or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such agreement and without consideration of any Designated Terms) with respect to other investors (excluding Designated Investors) who have entered into an investment management agreement or sub-advisory or similar agreement with the Apollo Group for the same asset class and whose AUM with respect to such agreement and asset class are all equal or less than those subject to the agreement between AHL and the Apollo Group with respect to such asset class. In addition, investments in an Apollo-sponsored vehicle are not deemed Apollo Conflicts so long as such Apollo-sponsored vehicle charges fees in line with those discussed in (a) and (b) above;

•
allocations of costs or expenses between AHL or any of its subsidiaries and the Apollo Group not in excess of five basis points per annum, calculated on the total investible assets of AHL and its subsidiaries including accounts supporting reinsurance agreements for which AHL or a subsidiary thereof acts as reinsurer as of the effective date of such allocation (provided that any such allocation of costs or expenses may not be used to pay investment management fees); and

•	any other class of transactions, rights, fees or agreements determined by approval of the conflicts committee to not be an Apollo Conflict nor require approval of the conflicts committee.

Each strategy that is managed, advised or sub-advised for AHL or any of its subsidiaries by AAM or another member of the Apollo Group through a managed account and was previously subject to conflicts committee approval (other than the existing IMA or new IMAs previously approved) may be re-examined by the conflicts committee if such strategy underwent a material change in the amount of AUM in the immediately preceding 12 months.

Our conflicts committee or applicable disinterested directors have previously approved the existing transactions described above under Relationships and Related Party Transactions with Apollo or its Affiliates that are required to be approved by the terms of our conflicts committee charter.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Beilinson, Borden, McCall, Ruisi, Wrubel, Leach and Ms. Taitz do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors meet the independence requirements of the NYSE listing rules. Consequently, a majority of our directors are independent directors. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and non-Apollo director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our common shares by such director and any transactions involving them described under this Item 13. Certain Relationships and Related Transactions, and Director Independence.

During 2016, (1) Mr. Siddiqui was a member of our audit and compensation committees; (2) Mr. Rowan was a member of our compensation committee; and (3) Mr. Michelini was a member of our nominating and corporate governance committee. None of Mr. Siddiqui, Mr. Rowan, or Mr. Michelini meets the independence requirements of the NYSE rules. The NYSE rules require that our audit, compensation, and nominating and corporate governance committees be comprised exclusively of independent directors within one year of the effective date. Not later than the first anniversary of the effective date, all members of the respective committees will be independent.

Item 14.    Principal Accountant Fees and Services

The audit committee of the board of directors has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent auditor. The audit committee will, on an annual basis, review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by the independent auditor. To the extent practicable, the audit committee or the chairman thereof will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the audit committee or the chairman thereof. All requests or applications for the independent auditor to provide services to the Company over certain thresholds shall be submitted to the audit committee or the chairman thereof. The audit committee considered whether the provision of non-audit services performed by the independent auditor is compatible with maintaining the independent auditor’s independence during 2016 and 2015. The audit committee concluded in 2016 and 2015 that the provision of these services was compatible with the maintenance of the independent auditor’s independence in the performance of its auditing functions during 2016 and 2015. All services were approved by the audit committee or were pre-approved under the audit committee's non-audit pre-approval policy.
The following summarizes the fees for services provided by PricewaterhouseCoopers LLP in 2016 and 2015:

(In millions)	2016	2015
Audit fees[1,2]	$15	$19
Audit-related fees[3]	1	3
Tax fees	—	—
All other fees	—	—
Total	$16	$22

[1] Audit fees include fees billed and expected to be billed associated with the audit of the annual consolidated financial statements included on Form 10-K, the reviews of quarterly reports on Form 10-Q, annual audits of certain subsidiaries and audits required by regulatory authorities, statutory audits, issuance of comfort letters, issuance of consents related to common stock offerings and registration statements, attest services required by regulation, and the assistance with and review of documents filed with the SEC and other regulatory authorities.

[2] Includes fees of $2 million and $3 million for 2016 and 2015, respectively, related to our S-1 filings.
[3] Audit-related fees include fees paid associated with employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews not required by statute and regulation, consultations on financial accounting and reporting standards, and other attest services related to financial reporting that are not required by statute or regulation.

PART IV
Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I
Summary of Investments — Other Than Investments in Related Parties

	December 31, 2016
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Available-for-sale securities
Fixed maturity securities
U.S government and agencies	$59	$60	$60
U.S. state, municipal, and political subdivisions	1,024	1,140	1,140
Foreign governments	2,098	2,235	2,235
Public utilities	4,343	4,461	4,461
Other corporate	25,061	25,530	25,530
CLO	4,950	4,822	4,822
ABS	2,980	2,936	2,936
CMBS	1,835	1,847	1,847
RMBS	8,731	8,973	8,973
Redeemable preferred stock	29	29	29
Total fixed maturity securities	51,110	52,033	52,033
Equity securities
Banks, trust and insurance companies common stock	70	98	98
Industrial, miscellaneous and all other common stock	187	190	190
Nonredeemable preferred stocks	62	65	65
Total equity securities	319	353	353
Total available-for-sale securities	51,429	$52,386	52,386
Trading securities, at fair value	2,480		2,581
Mortgage loans, net of allowances	5,468		5,470
Investment funds	674		689
Policy loans	602		602
Funds withheld at interest	6,538		6,538
Derivative assets	1,504		1,370
Real estate	542		542
Short-term investments, at fair value	189		189
Other investments	81		81
Total investments	$69,507		$70,448

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant
Balance Sheets — Parent Company Only

	December 31,
(In millions, except share and per share data)	2016	2015
Assets
Investments
Available-for-sale, fixed maturity securities, at fair value (amortized cost: 2016 – $27 and 2015 – $29)	$28	$31
Cash and cash equivalents	189	260
Other assets	15	11
Note receivable from subsidiary	—	20
Investments in subsidiaries	6,709	5,137
Total assets	$6,941	$5,459
Liabilities and Equity
Liabilities
Payables for collateral on derivatives	$6	$—
Other liabilities	29	97
Intercompany payable	1	—
Total liabilities	36	97
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2016 and 2015 – 425,000,000 shares; issued and outstanding: 2016 – 77,319,381 and 2015 – 50,151,265 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2016 and 2015 – 325,000,000 shares; issued and outstanding: 2016 – 111,805,829 and 2015 – 135,963,975 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 7,109,560 shares; issued and outstanding: 2016 – 3,474,205 and 2015 – 5,198,273 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 5,000,000 shares; issued and outstanding: 2016 – 1,067,747 and 2015 – 3,125,869 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 7,500,000 shares; issued and outstanding: 2016 – 1,346,300 and 2015 – 3,110,000 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2016 and 2015 – 7,500,000 shares; issued and outstanding: 2016 – 5,397,802 and 2015 – 5,038,443 shares	—	—
Additional paid-in capital	3,421	3,281
Retained earnings	3,117	2,318
Accumulated other comprehensive income (loss)	367	(237)
Total Athene Holding Ltd. shareholders' equity	6,905	5,362
Total liabilities and equity	$6,941	$5,459

See accompanying notes to the condensed financial information of registrant – parent company only

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant
Statements of Income and Comprehensive Income (Loss) — Parent Company Only

	Years ended December 31,
(In millions)	2016	2015	2014
Revenue
Net investment income (related party: 2016 – $8, 2015 – $(5), and 2014 – $0)	$10	$—	$8
Investment related gains (losses)	4	—	—
Total revenues	14	—	8
Benefits and Expenses
Other operating expenses (related party: 2016 – $16, 2015 – $16, and 2014 – $253)	142	130	450
Interest expense	—	—	1
Total benefits and expenses	142	130	451
Loss before income taxes and equity earnings in subsidiaries	(128)	(130)	(443)
Provision for income taxes	—	—	—
Equity earnings in subsidiaries	933	692	906
Net income available to Athene Holding Ltd. shareholders	805	562	463
Other comprehensive income (loss), after tax	604	(881)	574
Comprehensive income (loss) available to Athene Holding Ltd. shareholders	$1,409	$(319)	$1,037

See accompanying notes to the condensed financial information of registrant – parent company only

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant
Statements of Cash Flows — Parent Company Only

	Years ended December 31,
(In millions)	2016	2015	2014
Net cash (used in) provided by operating activities	$(45)	$(82)	$319
Cash flows from investing activities
Capital contributions to subsidiary	(34)	(506)	(232)
Acquisition of subsidiaries, net of cash acquired	—	—	33
Receipts on loans to subsidiaries	20	188	—
Issuances of loans to subsidiaries	—	(103)	(100)
Investment in note receivable	—	(5)	—
Sales, maturities, and repayments of:
Available-for-sale, fixed maturity securities	5	17	9
Purchases of:
Available-for-sale, fixed maturity securities (related party: 2016 – $0, 2015 – $0, and 2014 – $(38))	(3)	(423)	(294)
Cash settlement of derivatives	5	—	—
Other investing activities, net	(5)	—	—
Net cash used in investing activities	(12)	(832)	(584)
Cash flows from financing activities
Capital contributions	1	1,116	305
Repayment of note payables	—	—	(300)
Net change in cash collateral posted for derivative transactions	6	—	—
Repurchase of common stock	(21)	(3)	(78)
Net cash (used in) provided by financing activities	(14)	1,113	(73)
Net (decrease) increase in cash and cash equivalents	(71)	199	(338)
Cash and cash equivalents at beginning of year	260	61	399
Cash and cash equivalents at end of year	$189	$260	$61

Supplementary information
Cash paid for interest	$—	$—	$1
Non-cash transactions
Non-cash capital contribution to ALRe	—	708	—
Issuance of capital for payment of liabilities	—	2	199

See accompanying notes to the condensed financial information of registrant – parent company only

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant — Parent Company Only

1. Basis of Presentation

The accompanying condensed financial statements of Athene Holding Ltd. (AHL) should be read in conjunction with the consolidated financial statements and the notes thereto (Consolidated Financial Statements) of AHL and its subsidiaries.

For purposes of these condensed financial statements, AHL’s wholly owned and majority owned subsidiaries are presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in subsidiaries are recorded on the condensed balance sheets. The income from subsidiaries is reported on a net basis as equity earnings of subsidiaries on the condensed statements of income.

2. Intercompany Transactions

On December 15, 2014, Athene USA Corporation (Athene USA) entered into an unsecured revolving note with AHL. In 2014, Athene USA borrowed $100 million under the unsecured revolving note, with the balance due in June 2015, or earlier at AHL’s request. The proceeds were used by Athene USA to fund the restructuring of a wholly owned investment fund and carries an interest rate of 0.35% per annum. Interest was payable on a quarterly basis. In June 2015, the unsecured revolving note was amended to extend the due date to June 1, 2020, or earlier at AHL’s request. During 2015, $80 million was repaid by Athene USA. The unsecured revolving note was fully repaid by Athene USA in 2016.

On January 14, 2015, AHL entered into a facility agreement with DLD whereby AHL agreed to make available to DLD a loan facility without a fixed term in the maximum principal amount of EUR 5 million. Interest accrues under the facility at a rate of 6-month Euribor. DLD withdrew EUR 5 million prior to the October 1, 2015 acquisition of DLD by AHL, and full payment was made on October 9, 2015. DLD's withdrawal of the facility was not eliminated upon consolidation since it was prior to the acquisition, but the repayment of the loan was an intercompany transaction that eliminated upon consolidation.

On September 22, 2015, AHL entered into a loan agreement with ADKG, whereby AHL agreed to lend ADKG EUR 51 million to be used for the DLD acquisition. Interest accrued at a fixed rate of 1.5%, which was due and payable on the maturity date of the loan. The loan and interest accrued were due and fully repaid on October 9, 2015.

3. Debt and Guarantees

In the first quarter of 2016, AHL (along with subsidiaries ALRe and Athene USA) entered into a five-year revolving credit agreement (Credit Facility) with Citibank, N.A., as administrative agent. The amount available under the Credit Facility is $1 billion. In connection with the Credit Facility, AHL and Athene USA guaranteed all of the obligations of AHL, ALRe, and Athene USA under this facility, and ALRe guaranteed certain of the obligations of AHL and Athene USA under this facility. See Note 10 – Debt to our Consolidated Financial Statements for further information about the Credit Facility.

4. Related Parties

AHL pays investment management fees to Athene Asset Management (AAM), a related party, in relation to its portfolio of assets managed by AAM and assets held in certain subsidiary portfolios. In addition, AHL also pays service fees pursuant to a shared service agreement between AAM and AHL for various internal expenses AAM allocates to AHL. See Note 17 – Related Parties of the Consolidated Financial Statements for further information.

5. Dividends, Return of Capital and Capital Contributions

AHL received cash dividends and returns of capital from the following subsidiaries:

	Years ended December 31,
(In millions)	2016	2015	2014
Athene Life Re Ltd.	$—	$—	$350
Athene USA	—	—	—
Total	$—	$—	$350

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant
Notes to Condensed Financial Information of Registrant — Parent Company Only

AHL contributed cash and non-cash capital to the following subsidiaries:

	Years ended December 31,
(In millions)	2016	2015	2014
Athene IP Holdings Ltd.	$8	$—	$—
AGER Bermuda Holding Ltd.	8	74	—
Athene Life Re Ltd.	—	1,140	—
Athene USA	18	—	232
Total	$34	$1,214	$232

ATHENE HOLDING LTD.
Schedule III
Supplementary Insurance Information

	DAC, DSI, and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits	Premiums	Net investment income	Benefits, claims, losses, and settlement expenses[2]	Amortization of DAC and VOBA	Policy and other operating expenses
2016
Retirement Services	$2,964	$71,787	$148	$53	$2,839	$2,147	$304	$422
Corporate and other	—	4,314	69	187	77	266	—	193
Total	$2,964	$76,101	$217	$240	$2,916	$2,413	$304	$615

2015
Retirement Services	$2,663	$67,211	$167	$121	$2,473	$1,149	$203	$386
Corporate and other	—	4,625	67	74	35	106	—	146
Total	$2,663	$71,836	$234	$195	$2,508	$1,255	$203	$532

2014
Retirement Services				$100	$2,278	$2,566	$119	$380
Corporate and other				—	55	—	—	417
Total				$100	$2,333	$2,566	$119	$797

[1] Represents interest sensitive contract liabilities and future policy benefits on the consolidated balance sheets.
[2] Represents interest sensitive contract benefits, amortization of deferred sales inducements, future policy and other policy benefits, and dividends to policyholders on the consolidated statements of income.

ATHENE HOLDING LTD.
Schedule IV
Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2016
Life insurance in force at end of year	$56,356	$65,050	$9,591	$897	1,069.2%
Premiums	448	228	20	240	8.3%
Year ended December 31, 2015
Life insurance in force at end of year	77,994	83,548	10,123	4,569	221.6%
Premiums	445	274	24	195	12.3%
Year ended December 31, 2014
Life insurance in force at end of year	132,755	142,660	10,748	843	1,275.0%
Premiums	387	315	28	100	28.0%

ATHENE HOLDING LTD.
Schedule V
Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions[1]	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2016
Valuation allowance on deferred tax assets	$193	$—	$—	$(121)	$72
Valuation allowance on mortgage loans	2	—	—	—	2
Year ended December 31, 2015
Valuation allowance on deferred tax assets	133	7	66	(13)	193
Valuation allowance on mortgage loans	1	—	1	—	2
Year ended December 31, 2014
Valuation allowance on deferred tax assets	155	—	—	(22)	133
Valuation allowance on mortgage loans	1	1	—	(1)	1

[1] Assumed through acquisitions represents the valuation allowances recorded related to the acquisition of DLD in October 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: March 16, 2017	/s/ Martin P. Klein
Martin P. Klein
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Belardi, Martin P. Klein and William Eckert as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	March 16, 2017
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Chief Financial Officer	March 16, 2017
Martin P. Klein	(Principal Financial Officer)

/s/ William Eckert	Controller	March 16, 2017
William Eckert	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	March 16, 2017
Marc Beilinson

/s/ Robert Borden	Director	March 16, 2017
Robert Borden

/s/ Brian Leach	Director	March 16, 2017
Brian Leach

/s/ Gernot Lohr	Director	March 16, 2017
Gernot Lohr

/s/ H. Carl McCall	Director	March 16, 2017
H. Carl McCall

/s/ Matthew R. Michelini	Director	March 16, 2017
Matthew R. Michelini

/s/ Dr. Manfred Puffer	Director	March 16, 2017
Dr. Manfred Puffer

Signatures	Title	Date

/s/ Marc Rowan	Director	March 16, 2017
Marc Rowan

/s/ Lawrence J. Ruisi	Director	March 16, 2017
Lawrence J. Ruisi

	Director	March 16, 2017
Imran Siddiqui

/s/ Hope Schefler Taitz	Director	March 16, 2017
Hope Schefler Taitz

/s/ Arthur Wrubel	Director	March 16, 2017
Arthur Wrubel

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Purchase and Transfer Agreement, dated as of January 14, 2015, among Delta Lloyd N.V., Blitz 14-164 GmbH and Athene Holding Ltd. (incorporated by reference to Exhibit 2.1 to the Form S-1 filed on October 25, 2016).

3.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on May 9, 2016).
3.2	Memorandum of Association of Athene Holding Ltd. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on May 9, 2016).
3.2.1	Form of Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.2.1 to the Form S-1 filed on November 10, 2016).
3.3	Ninth Amended and Restated Bye-laws of Athene Holding Ltd., dated as of November 14, 2016 (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on November 21, 2016).
4.1	Form of Athene Holding Ltd. Class A common share certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on November 10, 2016).
4.2
Third Amended and Restated Registration Rights Agreement, dated as of April 4, 2014, among Athene Holding Ltd. and the shareholders party thereto (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on October 25, 2016).

4.3
First Amendment to Third Amended and Restated Registration Rights Agreement, dated as of October 6, 2015, among Athene Holding Ltd. and the shareholders party thereto (incorporated by reference to Exhibit 4.3 to the Form S-1 filed on October 25, 2016).

4.4	Second Amendment to Third Amended and Restated Registration Rights Agreement, dated as of November 22, 2016, among Athene Holding Ltd. and the shareholders party thereto.
10.1
Commitment Letter, dated as of February 26, 2016, from Athene USA Corporation to Apollo Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on October 25, 2016).

10.2
Asset Purchase and Sale Agreement, dated as of February 26, 2016, among Athene Annuity and Life Company, Athene Annuity & Life Assurance Company and Apollo Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on October 25, 2016).

10.3
Stock Purchase Agreement, dated as of February 26, 2016, between Athene USA Corporation and Apollo Commercial Real Estate Finance, Inc. (incorporated by reference to Exhibit 10.3 to the Form S-1 filed on October 25, 2016).

10.4.1
Shared Services and Cost Sharing Agreement, dated as of October 2, 2013, among Athene Holding Ltd., Athene USA Corporation, Athene Life Re Ltd., Athene Annuity & Life Assurance Company, Athene Life Insurance Company, Investors Insurance Corporation, Aviva Life and Annuity Company (now known as Athene Annuity and Life Company), Structured Annuity Reinsurance Company, Aviva Re USA IV, Inc. (now known as Athene Re USA IV, Inc.) and Athene Asset Management LLC (incorporated by reference to Exhibit 10.4.1 to the Form S-1 filed on October 25, 2016).

10.4.2
Amendment One to Shared Services and Cost Sharing Agreement, effective as of October 2, 2013, among Athene Holding Ltd., Athene USA Corporation, Athene Life Re Ltd., Athene Annuity & Life Assurance Company, Athene Life Insurance Company, Athene Annuity & Life Assurance Company (as successor by merger of Investors Insurance Corporation), Aviva Life and Annuity Company (now known as Athene Annuity and Life Company), Structured Annuity Reinsurance Company, Aviva Re USA IV, Inc. (now known as Athene Re USA IV, Inc.) and Athene Asset Management LLC (incorporated by reference to Exhibit 10.4.2 to the Form S-1 filed on October 25, 2016).

10.4.3
Shared Services and Cost Sharing Agreement, dated as of October 2, 2013, among Athene Holding Ltd., Athene USA Corporation, Athene Life Re Ltd., Athene Annuity & Life Assurance Company, Aviva Life and Annuity Company (now known as Athene Annuity and Life Company), Athene Asset Management LLC, Presidential Life Insurance Company (now known as Athene Annuity & Life Assurance Company of New York) and Aviva Life and Annuity Company of New York (now known as Athene Life Insurance Company of New York) (incorporated by reference to Exhibit 10.4.3 to the Form S-1 filed on October 25, 2016).

10.4.4
Amendment One to Shared Services and Cost Sharing Agreement, effective as of October 2, 2013, among Athene Holding Ltd., Athene USA Corporation, Athene Life Re Ltd., Athene Annuity & Life Assurance Company, Aviva Life and Annuity Company (now known as Athene Annuity and Life Company), Athene Asset Management LLC, Athene Annuity & Life Assurance Company of New York (formerly known as Presidential Life Insurance Company) and Aviva Life and Annuity Company of New York (now known as Athene Life Insurance Company of New York) (incorporated by reference to Exhibit 10.4.4 to the Form S-1 filed on October 25, 2016).

10.5
Credit Agreement, dated as of January 22, 2016, among Athene Holding Ltd., Athene Life Re Ltd. and Athene USA Corporation, as Borrowers, the lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Form S-1 filed on October 25, 2016).

10.6
Guaranty, dated as of January 22, 2016, among Athene Holding Ltd., Athene Life Re Ltd. and Athene USA Corporation, as Guarantors, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Form S-1 filed on October 25, 2016).

10.7.1
Fourth Amended and Restated Fee Agreement, dated as of August 31, 2016, between Athene Asset Management, L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.7.1 to the Form S-1 filed on October 25, 2016).

10.7.2
Applicable 2016 Liability Fee Discount, effective as of September 30, 2016, between Athene Asset Management, L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.7.2 to the Form S-1 filed on October 25, 2016).

Exhibit No.	Description
10.8
Services Agreement, dated as of March 1, 2016, among Apollo Asset Management Europe LLP, Apollo Management International LLP and Athene Deutschland Holding GmbH & Co. (incorporated by reference to Exhibit 10.8 to the Form S-1 filed on October 25, 2016).

10.9
Amended and Restated Coinsurance Agreement, dated as of July 31, 2015, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (regarding certain term and universal life policies) (incorporated by reference to Exhibit 10.9 to the Form S-1 filed on October 25, 2016).

10.10
Coinsurance and Assumption Agreement, dated as of October 1, 2013, between Aviva Life and Annuity Company (now known as Athene Annuity and Life Company) and Presidential Life Insurance Company – USA (now known as Accordia Life and Annuity Insurance Company) (incorporated by reference to Exhibit 10.10 to the Form S-1 filed on October 25, 2016).

10.11
Amended and Restated Coinsurance and Assumption Agreement, dated as of July 31, 2015, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (regarding certain policies described therein) (incorporated by reference to Exhibit 10.11 to the Form S-1 filed on October 25, 2016).

10.12
Amended and Restated Coinsurance Agreement, dated as of December 28, 2015, between Athene Annuity and Life Company and Accordia Life and Annuity Company (formerly known as Presidential Life Insurance Company—USA) (regarding the ILICO closed block) (incorporated by reference to Exhibit 10.12 to the Form S-1 filed on October 25, 2016).

10.13
Funds Withheld Coinsurance Agreement, dated as of October 1, 2013, between Aviva Life and Annuity Company of New York (now known as Athene Life Insurance Company of New York) and First Allmerica Financial Life Insurance Company (regarding certain term and universal life policies) (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on October 25, 2016).

10.14
Coinsurance Agreement, dated as of April 29, 2011, between Liberty Life Insurance Company (now known as Athene Annuity & Life Assurance Company) and Protective Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Form S-1 filed on October 25, 2016).

10.15.1	Employment Agreement, dated as of February 27, 2013, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.15.1 to the Form S-1 filed on October 25, 2016).
10.15.2	Employment Agreement, dated as of September 7, 2015, between Athene Holding Ltd. and William J. Wheeler (incorporated by reference to Exhibit 10.15.2 to the Form S-1 filed on October 25, 2016).
10.15.3	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to the Form S-1 filed on October 25, 2016).
10.15.4	Employment Agreement, dated as of April 26, 2016, between Athene Holding Ltd. and Grant Kvalheim (incorporated by reference to Exhibit 10.15.4 to the Form S-1 filed on October 25, 2016).
10.16.1	Amended and Restated Athene Holding Ltd. 2009 Share Incentive Plan (incorporated by reference to Exhibit 10.16.1 to the Form S-1 filed on October 25, 2016).
10.16.2	Amended and Restated Athene Holding Ltd. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.16.2 to the Form S-1 filed on October 25, 2016).
10.16.3	Athene Holding Ltd. 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.3 to the Form S-1 filed on October 25, 2016).
10.16.4	Amendment No. 1 to 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.4 to the Form S-1 filed on October 25, 2016).
10.16.5	Athene Holding Ltd. 2016 Share Incentive Plan (incorporated by reference to Exhibit 10.16.5 to the Form S-1 filed on October 25, 2016).
10.17	Form of Amended and Restated Restricted Share Award Agreement (Class M-1 common shares) (incorporated by reference to Exhibit 10.17 to the Form S-1 filed on October 25, 2016).
10.18	Form of Amended and Restated Restricted Share Award Agreement (Class M-2 common shares) (incorporated by reference to Exhibit 10.18 to the Form S-1 filed on October 25, 2016).
10.19	Form of Amended and Restated Restricted Share Award Agreement (Class M-3 common shares) (incorporated by reference to Exhibit 10.19 to the Form S-1 filed on October 25, 2016).
10.20	Form of Amended and Restated Restricted Share Award Agreement (Class M-4 common shares) (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on November 10, 2016).
10.21	Form of Amended and Restated Restricted Share Unit Award Agreement (similar to Class M-4 common shares) (incorporated by reference to Exhibit 10.21 to the Form S-1 filed on November 10, 2016).
10.22	Form of Amended and Restated Restricted Share Award Agreement (Class M-4 Prime common shares) (incorporated by reference to Exhibit 10.22 to the Form S-1 filed on November 10, 2016).
10.23	Form of Amended and Restated Restricted Share Unit Award Agreement (similar to Class M-4 Prime common shares) (incorporated by reference to Exhibit 10.23 to the Form S-1 filed on November 10, 2016).
10.24.1	Form of Amended and Restated Class A Share Award Agreement (Class A common shares issued at $13.46 per share) (incorporated by reference to Exhibit 10.24.1 to the Form S-1 filed on November 10, 2016).
10.24.2
Form of Amendment Letter to the Amended and Restated Class A Share Award Agreement (Class A common shares issued at $13.46 per share) (incorporated by reference to Exhibit 10.24.2 to the Form S-1 filed on November 10, 2016).

10.25.1	Form of Restricted Share Award Agreement (Class A common shares) (incorporated by reference to Exhibit 10.25.1 to the Form S-1 filed on November 10, 2016).

Exhibit No.	Description
10.25.2	Form of Amendment Letter to the Restricted Share Award Agreement (Class A common shares) (incorporated by reference to Exhibit 10.25.2 to the Form S-1 filed on November 10, 2016).
10.26.1	Form of Class A Share Award Agreement (Class A common shares issued at fair market value) (incorporated by reference to Exhibit 10.26.1 to the Form S-1 filed on November 10, 2016).
10.26.2	Form of Amendment Letter to Class A Share Award Agreement (Class A common shares issued at fair market value) (incorporated by reference to Exhibit 10.26.2 to the Form S-1 filed on November 10, 2016).
10.27	Form of Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 2.1 to the Form S-1 filed on October 25, 2016).
10.28	Form of Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 2.1 to the Form S-1 filed on October 25, 2016).
10.29	Form of Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 2.1 to the Form S-1 filed on October 25, 2016).
10.30	Form of Amended and Restated Restricted Share Award Agreement (2014 awards to certain non-employee directors) (incorporated by reference to Exhibit 10.30 to the Form S-1 filed on November 10, 2016).
10.31	Form of Restricted Share Award Agreement (2015 awards to certain non-employee directors) (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on November 10, 2016).
10.32	Form of Director Retention Letter (incorporated by reference to Exhibit 10.32 to the Form S-1 filed on October 25, 2016).
10.33	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.33 to the Form S-1 filed on October 25, 2016).
10.34
Separation Agreement and General Release, dated as of May 20, 2015, between Athene Holding Ltd. and Brenda Cushing (incorporated by reference to Exhibit 10.34 to the Form S-1 filed on October 25, 2016).

10.35
Separation Agreement and General Release, dated as of June 21, 2016, between Athene Holding Ltd. and Stephen E. Cernich (incorporated by reference to Exhibit 10.35 to the Form S-1 filed on October 25, 2016).

10.36
Letter Agreement, dated as of April 4, 2014, among Athene Holding Ltd., Apollo Global Management, LLC, Procific and AHL 2014 Investor, L.P. (incorporated by reference to Exhibit 10.36 to the Form S-1 filed on October 25, 2016).

10.37
Letter Agreement, dated as of December 4, 2012, among Athene Holding Ltd., Apollo Global Management, LLC and Procific (incorporated by reference to Exhibit 10.37 to the Form S-1 filed on October 25, 2016).

10.38.1
Purchase Agreement, dated as of December 31, 2015, between Athene Holding Ltd. and Athene Asset Management, L.P. (incorporated by reference to Exhibit 10.38.1 to the Form S-1 filed on October 25, 2016).

10.38.2
Purchase Agreement, dated as of December 31, 2014, between Athene Holding Ltd. and Athene Asset Management, L.P. (incorporated by reference to Exhibit 10.38.2 to the Form S-1 filed on October 25, 2016).

10.39.1
Amended and Restated Master Sub-Advisory Agreement, dated as of April 1, 2014, among Athene Asset Management L.P., Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.39.1 to the Form S-1 filed on October 25, 2016).

10.39.2
Master Sub-Advisory Agreement Addendum One, dated as of November 24, 2015, between Athene Asset Management L.P. and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.39.2 to the Form S-1 filed on October 25, 2016).

10.39.3
Second Amended and Restated Master Sub-Advisory Agreement, dated as of April 1, 2014, among Athene Asset Management L.P., Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC, Apollo Royalties Management, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.39.3 to the Form S-1 filed on October 25, 2016).

10.39.4
Master Sub-Advisory Agreement Addendum One, dated as of November 24, 2015, between Athene Asset Management L.P. and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.39.4 to the Form S-1 filed on October 25, 2016).

10.39.5
Second Amended and Restated Master Sub-Advisory Agreement, dated as of January 1, 2015, among Athene Asset Management L.P., Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC and Apollo Longevity, LLC (incorporated by reference to Exhibit 10.39.5 to the Form S-1 filed on October 25, 2016).

10.40	Separation Agreement and General Release, dated as of December 19, 2016, between Athene Holding Ltd. and Guy Smith III.
21.1	Subsidiaries of the Registrant.
23.1.1	Consent of PricewaterhouseCoopers LLP regarding Athene Holding Ltd. financial statements.
23.1.2	Consent of PricewaterhouseCoopers Ltd. regarding Athene Holding Ltd. financial statements.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.