Form 10-Q
period 2017-03-31
Athene Holding Ltd
filed 2017-05-11
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☒ (Do not check if a smaller reporting company)		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of April 17, 2017:

	Class A common shares	101,618,993	Class M-2 common shares	974,563
	Class B common shares	87,740,079	Class M-3 common shares	1,346,650
	Class M-1 common shares	3,431,547	Class M-4 common shares	5,326,164

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

As used in this Form 10-Q, unless the context otherwise indicates, any reference to "Athene," "our Company," "the Company," "us," "we" and "our" refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to "AHL" refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (report), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. There can be no assurance that actual developments will be those anticipated by us. In addition, even if our consolidated results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II—Item 1A. Risk Factors included in this report and Part I—Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;

•	interest rate fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	changes in relationships with important parties in our product distribution network;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	foreign currency fluctuations;

•	the impact of changes to the credit worthiness of our reinsurance and derivative counterparties;

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	introduction of the proposed European Union financial transaction tax;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

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

•	suspension or revocation of our subsidiaries’ insurance and reinsurance licenses;

•	Athene Holding Ltd. (AHL) or Athene Life Re Ltd. (ALRe) becoming subject to U.S. federal income taxation;

•	adverse changes in U.S. tax law;

•	our being subject to U.S. withholding tax under Foreign Account Tax Compliance Act; and

•	our potential inability to pay dividends or distributions.

•	other risks and factors listed under Part II—Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2016 Annual Report and elsewhere in this report and in our 2016 Annual Report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Athene Holding Ltd. and Related Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, LP
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company, formerly known as Liberty Life Insurance Company, the parent insurance company of our U.S. insurance subsidiaries
AAIA	Athene Annuity and Life Company, formerly known as Aviva Life and Annuity Company
AAM	Athene Asset Management, L.P.
AAME	Apollo Asset Management Europe, LLP (together with certain of its affiliates)
ADKG	Athene Deutschland Holding GmbH & Co. KG
AHL	Athene Holding Ltd.
ALIC	Athene Life Insurance Company
ALRe	Athene Life Re Ltd.
ALV	Athene Lebensversicherung AG, formerly known as Delta Lloyd Lebensversicherung AG
AmeriHome	AmeriHome Mortgage Company, LLC
AMTG	Apollo Residential Mortgage, Inc.
APK	Athene Pensionskasse AG, formerly known as Delta Lloyd Pensionskasse AG
Apollo	Apollo Global Management, LLC
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

ARI	Apollo Commercial Real Estate Finance, Inc.
Athene USA	Athene USA Corporation, formerly known as Aviva USA Corporation
DLD	Delta Lloyd Deutschland AG, now known as Athene Deutschland GmbH
German Group Companies	Athene Deutschland GmbH, Athene Deutschland Holding GmbH & Co. KG, Athene Deutschland Verwaltungs GmbH, Athene Lebensversicherung AG and Athene Pensionskasse AG
MidCap	MidCap FinCo Limited

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
AUM	Assets under management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our FIAs, option costs
DAC	Deferred acquisition costs
Deferred annuities	FIAs, annual reset annuities and MYGAs
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	Fixed rate annuity is an insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GLWB	Guaranteed living withdrawal benefits
GMDB	Guaranteed minimum death benefits
IMO	Independent marketing organization
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

Investment margin	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders
LIMRA	Life Insurance and Market Research Association
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
NAIC	National Association of Insurance Commissioners
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period.

Term or Acronym	Definition
OTTI	Other-than-temporary impairment
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2017	December 31, 2016
Assets
Investments
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $52,850 and 2016 – $51,110)	$54,225	$52,033
Equity securities (cost: 2017 – $381 and 2016 – $319)	422	353
Trading securities, at fair value	2,595	2,581
Mortgage loans, net of allowances (portion at fair value: 2017 – $44 and 2016 – $44)	5,453	5,470
Investment funds (portion at fair value: 2017 – $97 and 2016 – $99)	689	689
Policy loans	579	602
Funds withheld at interest (portion at fair value: 2017 – $212 and 2016 – $140)	6,593	6,538
Derivative assets	1,708	1,370
Real estate (portion held for sale: 2017 – $23 and 2016 – $23)	553	542
Short-term investments, at fair value (cost: 2017 – $166 and 2016 – $189)	166	189
Other investments	82	81
Total investments	73,065	70,448
Cash and cash equivalents	2,563	2,445
Restricted cash	73	57
Investments in related parties
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $359 and 2016 – $341)	361	335
Equity securities (cost: 2017 – $0 and 2016 – $20)	—	20
Trading securities, at fair value	169	195
Investment funds (portion at fair value: 2017 – $23 and 2016 – $0)	1,276	1,198
Short-term investments, at fair value (cost: 2017 – $20 and 2016 – $0)	20	—
Other investments	238	237
Accrued investment income (related party: 2017 – $9 and 2016 – $9)	575	554
Reinsurance recoverable (portion at fair value: 2017 – $1,738 and 2016 – $1,692)	5,960	6,001
Deferred acquisition costs, deferred sales inducements and value of business acquired	2,895	2,964
Current income tax recoverable	12	107
Deferred tax assets	233	369
Other assets	817	869
Assets of consolidated variable interest entities
Investments
Available-for-sale securities, at fair value
Equity securities – related party (cost: 2017 – $143 and 2016 – $143)	191	161
Trading securities, at fair value – related party	166	167
Investment funds (related party: 2017 – $588 and 2016 – $562; portion at fair value: 2017 – $567 and 2016 – $562)	599	573
Cash and cash equivalents	2	14
Other assets	5	6
Total assets	$89,220	$86,720
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)	March 31, 2017	December 31, 2016
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (portion at fair value: 2017 – $7,132 and 2016 – $6,574)	$62,634	$61,532
Future policy benefits (portion at fair value: 2017 – $2,415 and 2016 – $2,400)	14,727	14,569
Other policy claims and benefits	214	217
Dividends payable to policyholders	917	974
Derivative liabilities	32	40
Payables for collateral on derivatives	1,681	1,383
Funds withheld liability (portion at fair value: 2017 – $11 and 2016 – $6)	382	380
Other liabilities (related party: 2017 – $63 and 2016 – $56)	999	685
Liabilities of consolidated variable interest entities	37	34
Total liabilities	81,623	79,814
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2017 and 2016 – 425,000,000 shares; issued and outstanding: 2017 – 101,563,650 and 2016 – 77,319,381 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2017 and 2016 – 325,000,000 shares; issued and outstanding: 2017 – 87,775,578 and 2016 – 111,805,829 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,109,560 shares; issued and outstanding: 2017 – 3,431,547 and 2016 – 3,474,205 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 5,000,000 shares; issued and outstanding: 2017 – 974,563 and 2016 – 1,067,747 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 1,346,650 and 2016 – 1,346,300 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 5,345,432 and 2016 – 5,397,802 shares	—	—
Additional paid-in capital	3,436	3,421
Retained earnings	3,488	3,117
Accumulated other comprehensive income (related party: 2017 – $51 and 2016 – $12)	673	367
Total Athene Holding Ltd. shareholders' equity	7,597	6,905
Noncontrolling interest	—	1
Total equity	7,597	6,906
Total liabilities and equity	$89,220	$86,720
(Concluded)
See accompanying notes to unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In millions, except per share data)	2017	2016
Revenues
Premiums	$52	$60
Product charges	81	66
Net investment income (related party investment income: 2017 – $56 and 2016 – $45; and related party investment expense: 2017 – $78 and 2016 – $81)	786	692
Investment related gains (losses) (related party: 2017 – $(11) and 2016 – $(21))	682	(82)
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	—	(22)
Other-than-temporary impairment losses recognized in other comprehensive income	(1)	12
Net other-than-temporary impairment losses	(1)	(10)
Other revenues	8	8
Revenues of consolidated variable interest entities
Net investment income (related party: 2017 – $10 and 2016 – $3)	10	11
Investment related gains (losses) (related party: 2017 – $1 and 2016 – $(14))	1	(23)
Total revenues	1,619	722
Benefits and Expenses
Interest sensitive contract benefits	696	253
Amortization of deferred sales inducements	18	4
Future policy and other policy benefits	214	224
Amortization of deferred acquisition costs and value of business acquired	108	28
Dividends to policyholders	32	17
Policy and other operating expenses (related party: 2017 – $4 and 2016 – $0)	156	104
Operating expenses of consolidated variable interest entities	—	4
Total benefits and expenses	1,224	634
Income before income taxes	395	88
Income tax expense	22	1
Net income	373	87
Less: Net income attributable to noncontrolling interests	—	—
Net income available to Athene Holding Ltd. shareholders	$373	$87

Earnings per share
Basic – Classes A, B, M-1 and M-2[1]	$1.94	$0.47
Diluted – Class A	1.87	0.47
Diluted – Class B	1.94	0.47
Diluted – Class M-1[1]	1.94	N/A
Diluted – Class M-2[1]	0.08	N/A

N/A – Not applicable
[1] Basic and diluted earnings per share for Class M-1 and M-2 were applicable only for the three months ended March 31, 2017. Refer to Note 9 – Earnings Per Share for further discussion.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(In millions)	2017	2016
Net income	$373	$87
Other comprehensive income, before tax
Change in unrealized investment gains on available for sale securities	419	303
Change in noncredit component of other-than-temporary impairment losses, available-for-sale	1	(12)
Comprehensive loss on hedging instruments	(5)	(10)
Comprehensive income (loss) on pension adjustments	—	(1)
Comprehensive gain on foreign currency translation adjustments	2	3
Other comprehensive income, before tax	417	283
Income tax expense related to other comprehensive income	111	98
Other comprehensive income, after tax	306	185
Comprehensive income	679	272
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income available to Athene Holding Ltd. shareholders	$679	$272

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$—	$3,281	$2,318	$(237)	$5,362	$1	$5,363
Net income	—	—	87	—	87	—	87
Other comprehensive income	—	—	—	185	185	—	185
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	3	—	—	3	—	3
Balance at March 31, 2016	$—	$3,285	$2,405	$(52)	$5,638	$1	$5,639

Balance at December 31, 2016	$—	$3,421	$3,117	$367	$6,905	$1	$6,906
Net income	—	—	373	—	373	—	373
Other comprehensive income	—	—	—	306	306	—	306
Stock-based compensation	—	15	—	—	15	—	15
Retirement or repurchase of shares	—	—	(2)	—	(2)	—	(2)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2017	$—	$3,436	$3,488	$673	$7,597	$—	$7,597

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$373	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	108	28
Amortization of deferred sales inducements	18	4
Amortization (accretion) of net investment premiums, discounts, and other	(54)	(74)
Stock-based compensation	16	(15)
Net investment income (related party: 2017 – $(27) and 2016 – $5)	(30)	25
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $10 and 2016 – $14)	(547)	111
Policy acquisition costs deferred	(105)	(97)
Deferred income tax expense (benefit)	22	7
Changes in operating assets and liabilities:
Accrued investment income	(21)	1
Interest sensitive contract liabilities	659	310
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	(18)	(77)
Current income tax recoverable	95	39
Funds withheld assets and liabilities	(91)	8
Other assets and liabilities	4	9
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $(1) and 2016 – $14)	(1)	23
Change in other assets and liabilities	1	(1)
Net cash provided by operating activities	429	388
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2017	2016
Cash flows from investing activities
Sales, maturities, and repayments of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $7 and 2016 – $9)	$2,688	$2,518
Equity securities (related party: 2017 – $22 and 2016 – $0)	120	5
Trading securities (related party: 2017 – $14 and 2016 – $24)	92	235
Mortgage loans	281	146
Investment funds (related party: 2017 – $23 and 2016 – $37)	52	56
Derivative instruments and other invested assets	360	59
Short-term investments (related party: 2017 – $0 and 2016 – $55)	95	133
Purchases of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $(25) and 2016 – $0)	(4,288)	(1,810)
Equity securities	(157)	(82)
Trading securities (related party: 2017 – $0 and 2016 – $(24))	(71)	(242)
Mortgage loans	(265)	(344)
Investment funds (related party: 2017 – $(71) and 2016 – $(85))	(94)	(98)
Derivative instruments and other invested assets	(189)	(157)
Real estate	(7)	(6)
Short-term investments (related party: 2017 – $(20) and 2016 – $0)	(93)	(427)
Consolidated variable interest entities related:
Sales, maturities, and repayments of investments (related party: 2017 – $0 and 2016 – $3)	—	6
Purchases of investments (related party: 2017 – $(21) and 2016 – $(10))	(21)	(10)
Change in restricted cash	—	(4)
Cash settlement of derivatives	(8)	9
Change in restricted cash	(16)	43
Other investing activities, net	381	85
Net cash (used in) provided by investing activities	(1,140)	115
Cash flows from financing activities
Capital contributions	—	1
Deposits on investment-type policies and contracts	1,925	784
Withdrawals on investment-type policies and contracts	(1,403)	(1,185)
Payments for coinsurance agreements on investment-type contracts, net	(10)	(21)
Net change in cash collateral posted for derivative transactions	298	(106)
Repurchase of common stock	(2)	(1)
Other financing activities, net	5	32
Net cash provided by (used in) financing activities	813	(496)
Effect of exchange rate changes on cash and cash equivalents	4	10
Net increase in cash and cash equivalents	106	17
Cash and cash equivalents at beginning of year[1]	2,459	2,720
Cash and cash equivalents at end of period[1]	$2,565	$2,737

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements	$169	$899
Withdrawals on investment-type policies and contracts through reinsurance agreements	182	79
Investments received from settlements on reinsurance agreements	24	—

[1] Includes cash and cash equivalents of consolidated variable interest entities
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the periods presented. All significant intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Change in Accounting Policy and Revisions—Subsequent to the original issuance of the condensed consolidated financial statements for the three months ended March 31, 2016, we adopted a change in accounting principle regarding the balance sheet presentation of assets and liabilities associated with reinsurance agreements written on a modified coinsurance (modco) basis. The funds withheld assets and liabilities arising from modco contracts are presented gross of the corresponding policy benefit liabilities on the condensed consolidated balance sheets, whereas these assets and liabilities were previously presented net on a contract-by-contract basis. We also applied this change retrospectively to the condensed consolidated statement of cash flows for the three months ended March 31, 2016, for the corresponding balance sheet classification changes within operating activities. There was no impact to the condensed consolidated statements of income, comprehensive income, or equity resulting from this change.

We have also revised our condensed consolidated financial statements and notes as a result of correcting immaterial misstatements. We assessed the materiality of these revisions and concluded these revisions are not material to the condensed consolidated financial statements as a whole. However, we elected to revise the condensed consolidated financial statements to increase their accuracy, as well as provide consistency and comparability with balances and activities to be reported in future periods.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the impacts of the revisions on the condensed consolidated statements of income:

	Three months ended March 31, 2016
(In millions, except per share data)	As Previously Reported	Revisions	As Adjusted
Revenue
Net investment income	$693	$(1)	$692
Total revenues	723	(1)	722
Benefits and Expenses
Interest sensitive contract benefits	246	7	253
Amortization of deferred sales inducements	2	2	4
Future policy and other policy benefits	222	2	224
Amortization of deferred acquisition costs and value of business acquired	20	8	28
Total benefits and expenses	615	19	634
Income before income taxes	108	(20)	88
Income tax expense	1	—	1
Net income	107	(20)	87
Less: Net income attributable to noncontrolling interests	—	—	—
Net income available to Athene Holding Ltd. shareholders	$107	$(20)	$87

Earnings per share on Class A and B shares
Basic	$0.57	$(0.10)	$0.47
Diluted	$0.57	$(0.10)	$0.47

The following is a summary of the impacts of the revisions on the condensed consolidated statements of comprehensive income:

	Three months ended March 31, 2016
(In millions)	As Previously Reported	Revisions	As Adjusted
Net income	$107	$(20)	$87
Other comprehensive income, before tax
Comprehensive income (loss) on foreign currency translation adjustments	4	(1)	3
Other comprehensive income, before tax	284	(1)	283
Income tax expense related to other comprehensive income	98	—	98
Other comprehensive income, after tax	186	(1)	185
Comprehensive income	293	(21)	272
Less: comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income available to Athene Holding Ltd. shareholders	$293	$(21)	$272

We revised the condensed consolidated statements of equity for the three months ended March 31, 2016 for the changes to net income and other comprehensive income presented above, and an adjustment of $1 million to retirement of shares.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the impact of changes in accounting policy and revisions to the impacted lines of the condensed consolidated statements of cash flows:

	Three months ended March 31, 2016
(In millions)	As Previously Reported	Change in Accounting Policy	Revisions	As Adjusted
Cash flows from operating activities
Net income	$107	$—	$(20)	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	20	—	8	28
Amortization of deferred sales inducements	2	—	2	4
Deferred income tax expense	(1)	—	8	7
Changes in operating assets and liabilities:
Accrued investment income	(9)	—	10	1
Interest sensitive contract liabilities	293	13	4	310
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable[1]	(82)	(35)	40	(77)
Current income tax recoverable	47	—	(8)	39
Funds withheld assets and liabilities	(14)	22	—	8
Other asset and liabilities	21	—	(12)	9
Net cash provided by operating activities	356	—	32	388
Cash flows from investing activities
Other investing activities, net	95	—	(10)	85
Net cash provided by (used in) investing activities	125	—	(10)	115
Cash flows from financing activities
Withdrawals on investment-type policies and contracts	(1,150)	—	(35)	(1,185)
Other financing activities, net	19	—	13	32
Net cash used in financing activities	(474)	—	(22)	(496)
Effect of exchange rate changes on cash and cash equivalents	10	—	—	10
Net increase in cash and cash equivalents	17	—	—	17
Cash and cash equivalents at beginning of year[2]	2,720	—	—	2,720
Cash and cash equivalents at end of period[2]	$2,737	$—	$—	$2,737

[1] Financial statement line item renamed for the current period presentation
[2] Includes cash and cash equivalents of consolidated variable interest entities

Adopted Accounting Pronouncements

Receivables – Nonrefundable Fees and Other Costs (ASU 2017-08)
The amendments in this update shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. These amendments are required to be adopted on a modified retrospective basis effective January 1, 2019. Early adoption is permitted and we have elected to early adopt effective January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

Consolidation – Interest Held through Related Parties under Common Control (ASU 2016-17)
This update amends the consolidation guidance to change how indirect interests in VIEs are evaluated by a reporting entity when determining whether or not it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Previously, if a single decision maker and its related parties were under common control, the single decision maker was required to consider indirect interests held through related parties to be the equivalent of direct interests in their entirety. The amendments change the evaluation of indirect interests to be considered on a proportionate basis. We adopted this standard effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
This update simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, forfeitures and classification on the statement of cash flows. The standard requires entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have elected to account for forfeitures when they occur. We adopted this standard effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Equity Method and Joint Ventures (ASU 2016-07)
This update eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. We adopted this standard effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Derivatives and Hedging – Contingent Put and Call Options (ASU 2016-06)
This update is intended to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to debt hosts. We adopted this standard effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Derivatives and Hedging – Effects of Derivative Contract Novation (ASU 2016-05)
This update is intended to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require a de-designation of that hedging relationship provided all other hedge accounting criteria continue to be met. We adopted this standard effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

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

Revenue Recognition (ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09)
ASU 2014-09 indicates an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 provided for a one-year deferral of the effective date, which will require us to adopt this standard effective January 1, 2018. ASU 2016-08 amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-10 clarifies the identification of performance obligations as well as licensing implementation guidance. ASU 2016-11 brings existing Securities and Exchange Commission (SEC) guidance into conformity with revenue recognition accounting guidance of ASU 2014-09 discussed above. ASU 2016-12 provides clarification on assessing collectability, presentation of sales tax, non-cash consideration and transition. ASU 2016-20 addresses necessary technical corrections and improvements to clarify codification amended by ASU 2014-09 within Topic 606. The revenue recognition updates replace all general and most industry-specific revenue recognition guidance, excluding insurance contracts, leases, financial instruments and guarantees, which have been scoped out of the update. Since the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards, only a portion of our revenues are impacted by this guidance. Our evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, identifying and determining the accounting for any related contract costs and assessing the impact of this guidance on our consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Leases (ASU 2016-02)
This update is intended to increase transparency and comparability for lease transactions. A lessee is required to recognize an asset and a liability for all lease arrangements longer than 12 months. Lessor accounting is largely unchanged. We will be required to adopt this standard on a modified retrospective basis effective January 1, 2019. Early adoption is permitted. Our implementation efforts are primarily focused on the review of existing lease contracts and assessing the impact of this guidance on our consolidated financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01)
This update retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. We currently recognize changes in fair value related to available-for-sale (AFS) equity securities in accumulated other comprehensive income (AOCI) on the consolidated balance sheets. We will be required to adopt this standard with a cumulative-effect adjustment to beginning retained earnings effective January 1, 2018. Refer to Note 2 – Investments for further information on the unrealized gains and losses of our AFS equity securities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

Available-for-sale Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), redeemable preferred stock, and equity securities. Additionally, it includes direct investments in affiliates of Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo) where Apollo can exercise significant influence over the affiliates. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairments (OTTI) in AOCI of our AFS investments by asset type:

	March 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	$—
U.S. state, municipal and political subdivisions	1,016	125	(1)	1,140	—
Foreign governments	1,959	87	(15)	2,031	—
Corporate	30,806	1,021	(260)	31,567	2
CLO	5,039	34	(52)	5,021	—
ABS	3,279	34	(53)	3,260	—
CMBS	1,835	46	(21)	1,860	—
RMBS	8,857	458	(29)	9,286	14
Total fixed maturity securities	52,850	1,806	(431)	54,225	16
Equity securities	381	42	(1)	422	—
Total AFS securities	53,231	1,848	(432)	54,647	16
Fixed maturity securities – related party
CLO	304	3	(1)	306	—
ABS	55	—	—	55	—
Total fixed maturity securities – related party	359	3	(1)	361	—
Total AFS securities including related party	$53,590	$1,851	$(433)	$55,008	$16

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	$—
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	—
Foreign governments	2,098	143	(6)	2,235	—
Corporate	29,433	901	(314)	30,020	2
CLO	4,950	14	(142)	4,822	—
ABS	2,980	25	(69)	2,936	—
CMBS	1,835	38	(26)	1,847	—
RMBS	8,731	313	(71)	8,973	15
Total fixed maturity securities	51,110	1,552	(629)	52,033	17
Equity securities	319	35	(1)	353	—
Total AFS securities	51,429	1,587	(630)	52,386	17
Fixed maturity securities – related party
CLO	284	1	(6)	279	—
ABS	57	—	(1)	56	—
Total fixed maturity securities – related party	341	1	(7)	335	—
Equity securities – related party	20	—	—	20	—
Total AFS securities – related party	361	1	(7)	355	—
Total AFS securities including related party	$51,790	$1,588	$(637)	$52,741	$17

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	March 31, 2017
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$696	$698
Due after one year through five years	7,408	7,564
Due after five years through ten years	11,345	11,629
Due after ten years	14,391	14,907
CLO, ABS, CMBS and RMBS	19,010	19,427
Total AFS fixed maturity securities	52,850	54,225
Fixed maturity securities – related party, CLO and ABS	359	361
Total AFS fixed maturity securities including related party	$53,209	$54,586

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below cost or amortized cost:

	March 31, 2017
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$16	$—	$—	$—	$16	$—
U.S. state, municipal and political subdivisions	65	(1)	2	—	67	(1)
Foreign governments	314	(15)	10	—	324	(15)
Corporate	5,565	(197)	949	(63)	6,514	(260)
CLO	318	(3)	1,906	(49)	2,224	(52)
ABS	776	(7)	756	(46)	1,532	(53)
CMBS	410	(12)	205	(9)	615	(21)
RMBS	854	(16)	534	(13)	1,388	(29)
Total fixed maturity securities	8,318	(251)	4,362	(180)	12,680	(431)
Equity securities	240	(1)	—	—	240	(1)
Total AFS securities	8,558	(252)	4,362	(180)	12,920	(432)
Fixed maturity securities – related party
CLO	25	—	31	(1)	56	(1)
ABS	—	—	50	—	50	—
Total fixed maturity securities – related party	25	—	81	(1)	106	(1)
Total AFS securities including related party	$8,583	$(252)	$4,443	$(181)	$13,026	$(433)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1	$—	$—	$—	$1	$—
U.S. state, municipal and political subdivisions	85	(1)	2	—	87	(1)
Foreign governments	137	(5)	9	(1)	146	(6)
Corporate	6,136	(228)	1,113	(86)	7,249	(314)
CLO	388	(2)	3,102	(140)	3,490	(142)
ABS	865	(17)	767	(52)	1,632	(69)
CMBS	576	(18)	183	(8)	759	(26)
RMBS	1,143	(19)	1,727	(52)	2,870	(71)
Total fixed maturity securities	9,331	(290)	6,903	(339)	16,234	(629)
Equity securities	179	(1)	—	—	179	(1)
Total AFS securities	9,510	(291)	6,903	(339)	16,413	(630)
Fixed maturity securities – related party
CLO	68	—	100	(6)	168	(6)
ABS	—	—	56	(1)	56	(1)
Total fixed maturity securities – related party	68	—	156	(7)	224	(7)
Equity securities – related party	14	—	—	—	14	—
Total AFS securities – related party	82	—	156	(7)	238	(7)
Total AFS securities including related party	$9,592	$(291)	$7,059	$(346)	$16,651	$(637)

As of March 31, 2017, we held 1,727 AFS securities that were in an unrealized loss position. Of this total, 522 were in an unrealized loss position longer than 12 months. As of March 31, 2017, we held eight related party AFS securities that were in an unrealized loss position. Of this total, five were in an unrealized loss position longer than 12 months. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the three months ended March 31, 2017, we incurred $1 million of net OTTI which related to credit loss impairments that we impaired to fair value and did not bifurcate a portion of the impairment in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities' total OTTI was recognized in AOCI:

	Three months ended March 31,
(In millions)	2017	2016
Beginning balance	$16	$22
Initial impairments – credit loss OTTI recognized on securities not previously impaired	—	7
Additional impairments – credit loss OTTI recognized on securities previously impaired	—	2
Ending balance	$16	$31

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset type consists of the following:

	Three months ended March 31,
(In millions)	2017	2016
AFS securities
Fixed maturity securities	$620	$589
Equity securities	2	2
Trading securities	51	63
Mortgage loans, net of allowances	85	83
Investment funds	55	12
Funds withheld at interest	36	13
Other	17	12
Investment revenue	866	774
Investment expenses	(80)	(82)
Net investment income	$786	$692

Investment Related Gains (Losses)—Investment related gains (losses) by asset type consist of the following:

	Three months ended March 31,
(In millions)	2017	2016
AFS fixed maturity securities
Gross realized gain on investment activity	$28	$36
Gross realized loss on investment activity	(8)	(32)
Net realized investment gains on fixed maturity securities	20	4
Net realized investment gains (losses) on trading securities	2	12
Derivative gains (losses)	654	(92)
Other gains (losses)	6	(6)
Investment related gains (losses)	$682	$(82)

Proceeds from sales of AFS securities were $1,531 million and $1,015 million for the three months ended March 31, 2017 and 2016, respectively.

Included in net realized investment gains (losses) on trading securities are gains of $26 million and $36 million resulting from the change in unrealized gains or losses for the underlying securities we still held as of March 31, 2017 and 2016, respectively. Also included in net realized investment gains (losses) on trading securities are related party losses of $12 million and $13 million resulting from the change in unrealized gains or losses for the underlying securities we still held as of March 31, 2017 and 2016, respectively.

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Contractually required payments[1]	$7,932	$7,761	$693	$424
Less: Cash flows expected to be collected[2]	(5,367)	(5,285)	(475)	(286)
Non-accretable difference	$2,565	$2,476	$218	$138

Cash flows expected to be collected	$5,367	$5,285	$475	$286
Less: Amortized cost	(3,964)	(3,898)	(362)	(220)
Accretable difference	$1,403	$1,387	$113	$66

Fair value	$4,187	$4,029	$364	$221

[1] Includes principal and accrued interest.
[2] Represents the undiscounted principal and interest cash flows expected.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	Three months ended March 31, 2017
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required principal and interest	$574	$298
Expected cash flows	364	205
Estimated fair value	264	147

The following tables summarize the activity for the accretable yield on PCI investments:

	Three months ended March 31, 2017
(In millions)	Fixed maturity securities	Mortgage loans
Beginning balance at January 1	$1,387	$66
Purchases of PCI investments, net of sales	58	57
Accretion	(30)	—
Changes in expected cash flows	(12)	(10)
Ending balance at March 31	$1,403	$113

Mortgage Loans—Mortgage loans, net of allowances, consist of the following:

(In millions)	March 31, 2017	December 31, 2016
Commercial mortgage loans	$4,905	$5,058
Commercial mortgage loans under development	74	74
Total commercial mortgage loans	4,979	5,132
Residential mortgage loans	474	338
Mortgage loans, net of allowances	$5,453	$5,470

We primarily invest in commercial mortgage loans on income producing properties including hotels, industrial properties and retail and office buildings. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm if properties are performing at a consistent and acceptable level to secure the related debt.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	March 31, 2017		December 31, 2016
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Hotels	$998	20.0%	$1,025	20.0%
Retail	1,138	22.8%	1,135	22.1%
Office building	1,139	22.9%	1,217	23.7%
Industrial	682	13.7%	742	14.5%
Apartment	572	11.5%	616	12.0%
Other commercial	450	9.1%	397	7.7%
Total commercial mortgage loans	$4,979	100.0%	$5,132	100.0%

U.S. Region
East North Central	$405	8.1%	$450	8.8%
East South Central	148	3.0%	158	3.1%
Middle Atlantic	662	13.3%	628	12.2%
Mountain	538	10.8%	543	10.6%
New England	192	3.9%	194	3.8%
Pacific	810	16.3%	833	16.2%
South Atlantic	1,192	23.9%	1,284	25.0%
West North Central	296	5.9%	306	6.0%
West South Central	663	13.3%	662	12.9%
Total U.S. Region	4,906	98.5%	5,058	98.6%
International Region	73	1.5%	74	1.4%
Total commercial mortgage loans	$4,979	100.0%	$5,132	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans, collateralized by properties located in the U.S. As of March 31, 2017, California, Florida and New York represented 32.7%, 12.1% and 6.6%, respectively, of the portfolio. The remaining 48.6% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2016, California, Florida and New York represented 38.9%, 9.1% and 5.1%, respectively, of the portfolio, and the remaining 46.9% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of March 31, 2017 and December 31, 2016. We did not record any material impairments or significant activity in the valuation allowance during the three months ended March 31, 2017 or 2016.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of March 31, 2017, $3 million of our residential mortgage loans were non-performing. As of December 31, 2016, all of our residential mortgage loans were performing.

Commercial mortgage loans – The following provides the aging of our commercial mortgage loan portfolio, including those under development, net of valuation allowances:

(In millions)	March 31, 2017	December 31, 2016
Current (less than 30 days past due)	$4,962	$5,111
Over 90 days past due	17	21
Total commercial mortgage loans	$4,979	$5,132

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan-to-value and debt service coverage ratios are measures we use to assess the risk and quality of commercial mortgage loans other than those under development. Loans under development are not evaluated using these ratios as the properties underlying these loans are generally not yet income-producing and the value of the underlying property significantly fluctuates based on the progress of construction. Therefore, the risk and quality of loans under development are evaluated based on the aging and geographical distribution of such loans as shown above.

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	March 31, 2017	December 31, 2016
Less than 50%	$1,698	$1,787
50% to 60%	1,333	1,337
61% to 70%	1,379	1,401
71% to 100%	461	492
Greater than 100%	34	41
Commercial mortgage loans	$4,905	$5,058

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

(In millions)	March 31, 2017	December 31, 2016
Greater than 1.20x	$4,345	$4,378
1.00x – 1.20x	246	353
Less than 1.00x	314	327
Commercial mortgage loans	$4,905	$5,058

Real Estate—Depreciation expense on invested real estate was $3 million during the three months ended March 31, 2017 and 2016. Accumulated depreciation was $14 million and $11 million as of March 31, 2017 and December 31, 2016, respectively.

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in mortgage and real estate, credit, private equity, natural resources and hedge funds. Investment funds typically meet the definition of variable interest entities and are discussed further in Note 4 – Variable Interest Entities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. There have been no significant changes in our accounting policies related to derivatives during the three months ended March 31, 2017. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2017			December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	384	$10	$8	289	$11	$4
Interest rate swaps	302	—	—	302	—	14
Total derivatives designated as hedges		10	8		11	18
Derivatives not designated as hedges
Equity options	27,751	1,680	2	26,822	1,336	—
Futures	8	10	1	—	9	—
Total return swaps	110	—	—	41	2	—
Foreign currency swaps	42	5	—	43	5	—
Interest rate swaps	469	1	3	568	1	5
Credit default swaps	10	—	7	10	—	7
Foreign currency forwards	1,150	2	11	805	6	10
Embedded derivatives
Funds withheld	—	212	11	—	140	6
Interest sensitive contract liabilities	—	—	5,793	—	—	5,283
Total derivatives not designated as hedges		1,910	5,828		1,499	5,311
Total derivatives		$1,920	$5,836		$1,510	$5,329

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by June 2043. During the three months ended March 31, 2017 and 2016, we had foreign currency swap losses of $5 million and $10 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the three months ended March 31, 2017 and 2016. As of March 31, 2017, no amounts are expected to be reclassified to income within the next 12 months.

Interest rate swaps – We use interest rate swaps to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. Certain of these swaps entered into during the fourth quarter of 2016 are designated as fair value hedges. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals.

The following table represents the gains and losses on derivatives and the related hedged items in fair value hedge relationships, recorded in interest sensitive contract benefits on the condensed consolidated statements of income:

(In millions)	Three months ended March 31, 2017
Loss recognized on derivative	$(1)
Gain recognized on hedged item	1
Ineffectiveness recognized on fair value hedges	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Credit default swaps – Credit default swaps provide a measure of protection against the default of an issuer or allow us to gain credit exposure to an issuer or traded index. We use credit default swaps coupled with a bond to synthetically create the characteristics of a reference bond. These transactions have a lower cost and are generally more liquid relative to the cash market. We receive a periodic premium for these transactions as compensation for accepting credit risk.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2017	2016
Equity options	$528	$(121)
Futures	(10)	(3)
Total return swaps	5	1
Foreign currency swaps	—	6
Interest rate swaps	—	(3)
Foreign currency forwards	1	—
Embedded derivatives on funds withheld	130	28
Amounts recognized in investment related gains (losses)	654	(92)
Embedded derivatives in indexed annuity products[1]	(431)	(19)
Total gains (losses) for derivatives not designated as hedges	$223	$(111)

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

Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party's financial strength ratings. Additionally, a decrease in our financial strength rating to a specified level can result in settlement of the derivative position. As of March 31, 2017 and December 31, 2016, we had $11 million and $25 million, respectively, of collateral pledged to counterparties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2017
Derivative assets	$1,708	$(11)	$(1,681)	$16	$(22)	$(6)
Derivative liabilities	(32)	11	11	(10)	—	(10)

December 31, 2016
Derivative assets	$1,370	$(8)	$(1,383)	$(21)	$(26)	$(47)
Derivative liabilities	(40)	8	25	(7)	—	(7)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, amounts that are not subject to master netting agreements or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the condensed consolidated balance sheets.

[3] For securities collateral received, we do not have the right to sell or re-pledge the collateral. As such, we do not record the securities on the condensed consolidated balance sheets.

4. Variable Interest Entities

Our investment funds typically meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Consolidated VIEs—We consolidate AAA Investments (Co-Invest VI), L.P. (CoInvest VI), AAA Investments (Co-Invest VII), L.P. (CoInvest VII), AAA Investments (Other), L.P. (CoInvest Other), London Prime Apartments Guernsey Holdings Limited (London Prime), NCL Athene, LLC (NCL LLC) and Apollo Asia Sprint Co-Investment Fund, L.P. (Sprint), which are investment funds. We are the only limited partner or Class A member in these investment funds and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, or a related entity, which are related parties. We do not have any voting rights as limited partner and, as the limited partner or Class A member, do not solely satisfy the power criteria to direct the activities that significantly impact the economics of the VIE. However, the criteria for the primary beneficiary are satisfied by our related party group and because substantially all of the activities are conducted on our behalf, we consolidate the investment funds.

No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in the VIEs. We elected the fair value option for certain fixed maturity and equity securities and investment funds, which are reported in the consolidated variable interest entity sections on the condensed consolidated balance sheets.

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

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of March 31, 2017 and December 31, 2016, we had $14 million due to MidCap under the subordinated participation agreement which is reflected as a secured borrowing in other liabilities on the condensed consolidated balance sheets.

During the third quarter of 2016, CoInvest VI contributed its largest investment, Norwegian Cruise Line Holdings Ltd. (NCLH) shares, to a newly formed entity, NCL LLC, in exchange for 100% of the membership interests in this entity. Subsequent to this contribution, CoInvest VI distributed its Class A membership interests in NCL LLC to us and the Class B membership interests in NCL LLC to the general partner of CoInvest VI. NCL LLC is subject to the same management fees, selling restrictions with respect to shares of NCLH, and carried interest calculation as CoInvest VI. NCL LLC classifies its NCLH shares as AFS equity securities. We are the primary beneficiary and consolidate NCL LLC, as substantially all of its activities are conducted on our behalf.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of 2017, we acquired a 100% limited partnership interest in Sprint, an entity formed to make a co-investment alongside private equity funds sponsored by Apollo. The underlying investment is a structured credit facility on a nearly completed skyscraper in Southeast Asia. We are the primary beneficiary and consolidate Sprint, as substantially all of its activities are conducted on our behalf.

We previously consolidated 2012 CMBS-I Fund L.P., a Delaware limited partnership, and 2012 CMBS-II Fund L.P., a Delaware limited partnership (collectively, CMBS Funds). The CMBS Funds were originally formed with the objective of generating high risk-adjusted investment returns by investing primarily in a portfolio of eligible CMBS and using leverage through repurchase agreements treated as collateralized financing. During the fourth quarter of 2016, the CMBS Funds were fully dissolved.

Trading securities – related party – Trading securities represents investments in fixed maturity and equity securities with changes in fair value recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. For the three months ended March 31, 2017 and 2016, investment related gains (losses) included losses of $4 million and $21 million, respectively, resulting from the change in unrealized gains and losses underlying trading securities we still held as of the respective period end date. Trading securities held by CoInvest VI, CoInvest VII and CoInvest Other are considered related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

Investment funds – including related party – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs; however, our consolidated VIEs are not considered the primary beneficiary of these investment funds. Changes in fair value of these investment funds are included in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. Investment funds held by CoInvest VII, CoInvest Other and Sprint are considered related party investments as they are sponsored or managed by Apollo affiliates.

Fair Value – See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	March 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$191	$191	$—	$—
Trading securities
Fixed maturity securities	50	—	—	50
Equity securities	116	84	—	32
Investment funds	567	—	—	567
Cash and cash equivalents	2	2	—	—
Total assets of consolidated VIEs measured at fair value	$926	$277	$—	$649

	December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$161	$161	$—	$—
Trading securities
Fixed maturity securities	50	—	—	50
Equity securities	117	74	—	43
Investment funds	562	—	—	562
Cash and cash equivalents	14	14	—	—
Total assets of consolidated VIEs measured at fair value	$904	$249	$—	$655

Fair Value Valuation Methods—Refer to Note 5 – Fair Value for the valuation methods used to determine the fair value of AFS securities, trading securities, investment funds, and cash and cash equivalents.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Other	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$50	$—	$—	$—	$—	$—	$50	$—
Equity securities	43	(11)	—	—	—	—	32	(11)
Investment funds	562	5	—	—	—	—	567	5
Total Level 3 assets of consolidated VIEs	$655	$(6)	$—	$—	$—	$—	$649	$(6)

[1] Related to instruments held at end of period.

	Three months ended March 31, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Other	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$—	$—	$—	$—	$—	$53	$—
Equity securities	38	—	2	—	—	—	40	—
Investment funds	516	4	8	(3)	—	—	525	4
Total Level 3 assets of consolidated VIEs	$607	$4	$10	$(3)	$—	$—	$618	$4

[1] Related to instruments held at end of period.

There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2017 and 2016.

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

For other Level 3 trading securities, valuations are performed using a discounted cash flow model. For a discounted cash flow model, the significant input is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value; a decrease in the discount rate can significantly increase the fair value. The discount rate is determined by considering the weighted average cost of capital calculation of companies in similar industries with comparable debt to equity ratios.

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Three months ended March 31,
(In millions)	2017	2016
Trading securities, equity securities	$(4)	$(18)
Investment funds	5	4
Total gains (losses)	$1	$(14)

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $32 million and $11 million of investment funds accounted for under the equity method and, therefore, not carried at fair value as of March 31, 2017 and December 31, 2016, respectively; however, the carrying amount approximates fair value.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments and Contingencies – Included in assets of CoInvest VI are equity investments in publicly traded shares of Caesars Entertainment Corporation (CEC) and Caesars Acquisition Company (CAC). We received the CEC and CAC shares as part of a contribution agreement in 2012 with AAA Guarantor - Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. There are pending claims against CEC, CAC and/or others, related to certain guaranties issued for debt of Caesars Entertainment Operating Company, Inc. (CEOC) and/or certain transactions involving CEOC and certain of its subsidiaries (collectively, Debtors), CEC, CAC and others. CEC and the Debtors announced on or about September 26, 2016 that CEC and CEOC had received confirmations from representatives of CEOC's major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. The plan, containing such terms and further including such other terms respecting, among other things, the merger of CAC into CEC, that CoInvest VI and others will not retain their pre-merger CEC shares, that CoInvest VI and others will retain the value of their CAC shares when receiving shares in the merged CEC, and that CoInvest VI and others will receive releases to the fullest extent permitted by law, was confirmed by the Bankruptcy Court by order dated January 17, 2017. Conditions precedent to the effective date of the plan include regulatory approvals from the various gaming regulators, CEC and CAC shareholders' approval of the proposed merger, and securing required financings. As a result, CoInvest VI has recorded a liability of $30 million for the entire carrying value of the CEC shares. As of March 31, 2017, CoInvest VI's investment in CAC is carried at its fair value of $52 million.

Non-Consolidated Securities and Investment Funds—We invest in certain other entities meeting the definition of a VIE or voting interest entity (VOE). We do not consolidate such VIEs for which we do not meet the criteria of primary beneficiary as described below. We also do not consolidate such VOEs for which we do not have control.

Fixed Maturity Securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle, which are included in fixed maturity securities on the condensed consolidated balance sheets. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders' lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination by the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by GAAP, with the related party, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the balance sheet and classified as AFS or trading.

Investment funds – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs or VOEs.

A portion of these investment funds are sponsored and managed by unrelated parties in which we, as limited partner, do not have the power to direct the activities that most significantly impact the economic performance of the fund, nor do we unilaterally have substantive rights to remove the general partner or dissolve the entity without cause. As a result, we do not meet the power criterion to be considered the primary beneficiary and do not consolidate these VIEs in our financial statements. Investment funds managed by unrelated parties and classified as VOEs are not consolidated as we do not own a majority voting interest and have no other substantive rights that would provide control.

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

Our risk of loss associated with our non-consolidated VIEs and VOEs is limited and depends on the investment as follows: (1) investment funds accounted for under the equity method are limited to our initial investment plus unfunded commitments; (2) investment funds under the fair value option are limited to the fair value plus unfunded commitments; (3) AFS securities and other investments are limited to cost or amortized cost; and (4) trading securities are limited to carrying value.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated VIEs and VOEs:

	March 31, 2017		December 31, 2016
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$689	$1,048	$689	$1,026
Investment in related parties – investment funds	1,276	1,546	1,198	1,485
Assets of consolidated variable interest entities – investment funds	599	621	573	593
Investment in fixed maturity securities	19,995	19,578	19,171	19,090
Investment in related parties – fixed maturity securities	530	528	530	536
Total non-consolidated VIEs	$23,089	$23,321	$22,161	$22,730

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	March 31, 2017					December 31, 2016
(In millions, except for percentages and years)	Carrying value	Percent of total	Life of underlying funds in years			Carrying value	Percent of total	Life of underlying funds in years
Investment funds
Private equity	$245	35.6%	0	–	7	$268	38.9%	0	–	7
Mortgage and real estate	143	20.8%	0	–	6	118	17.2%	0	–	4
Natural resources	5	0.7%	0	–	1	5	0.7%	1	–	2
Hedge funds	69	10.0%	0	–	3	72	10.4%	0	–	3
Credit funds	227	32.9%	0	–	5	226	32.8%	0	–	5
Total investment funds	689	100.0%				689	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	366	28.7%	5	–	5	343	28.6%	3	–	3
Private equity – other	152	11.9%	0	–	10	131	11.0%	0	–	10
Mortgage and real estate	262	20.5%	0	–	4	247	20.6%	1	–	4
Natural resources	76	6.0%	5	–	5	49	4.1%	5	–	5
Hedge funds	180	14.1%	9	–	9	192	16.0%	9	–	9
Credit funds	240	18.8%	1	–	3	236	19.7%	2	–	3
Total investment funds – related parties	1,276	100.0%				1,198	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	528	88.1%	N/A			524	91.4%	N/A
Credit funds	39	6.5%	0	–	3	38	6.7%	0	–	3
Mortgage and real assets	32	5.4%	2	–	3	11	1.9%	2	–	3
Total investment funds owned by consolidated VIEs	599	100.0%				573	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$2,564					$2,460

1 A-A Mortgage Opportunities, LP (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights.
[2] Our total investment in MidCap, including amounts advanced under credit facilities, totaled $766 million and $761 million as of March 31, 2017 and December 31, 2016, respectively, which is greater than 10% of total AHL shareholders' equity at the respective period end dates.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summarized Ownership of Investment Funds—The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	March 31, 2017	December 31, 2016
Ownership Percentage
100%	$25	$27
50% – 99%	557	478
Greater than 3% – 49%	1,295	1,294
Equity method investment funds	$1,877	$1,799

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	March 31, 2017	December 31, 2016
Ownership Percentage
Greater than 3% – 49%	$567	$562
3% or less	120	99
Fair value option investment funds	$687	$661

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$60	$—	$28	$32	$—
U.S. state, municipal and political subdivisions	1,140	—	—	1,140	—
Foreign governments	2,031	—	—	2,018	13
Corporate	31,567	—	—	31,077	490
CLO	5,021	—	—	4,921	100
ABS	3,260	—	—	2,038	1,222
CMBS	1,860	—	—	1,713	147
RMBS	9,286	—	—	9,226	60
Total AFS fixed maturity securities	54,225	—	28	52,165	2,032
Equity securities	422	—	83	334	5
Total AFS securities	54,647	—	111	52,499	2,037
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	141	—	—	124	17
Corporate	1,434	—	—	1,434	—
CLO	27	—	—	—	27
ABS	84	—	—	84	—
CMBS	73	—	—	73	—
RMBS	384	—	—	302	82
Total trading fixed maturity securities	2,146	—	3	2,017	126
Equity securities	449	—	—	449	—
Total trading securities	2,595	—	3	2,466	126
Mortgage loans	44	—	—	—	44
Investment funds	97	97	—	—	—
Funds withheld at interest – embedded derivative	212	—	—	—	212
Derivative assets	1,708	—	10	1,698	—
Short-term investments	166	—	28	138	—
Cash and cash equivalents	2,563	—	2,563	—	—
Restricted cash	73	—	73	—	—
Investments in related parties
AFS, fixed maturity securities
CLO	306	—	—	306	—
ABS	55	—	—	55	—
Total AFS securities – related party	361	—	—	361	—
Trading securities, CLO	169	—	—	38	131
Investment funds	23	23	—	—	—
Short-term investments	20	—	—	—	20
Reinsurance recoverable	1,738	—	—	—	1,738
Total assets measured at fair value	$64,416	$120	$2,788	$57,200	$4,308
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,793	$—	$—	$—	$5,793
Universal life benefits	910	—	—	—	910
Unit-linked contracts	429	—	—	429	—
Future policy benefits
AmerUs Closed Block	1,602	—	—	—	1,602
ILICO Closed Block and life benefits	813	—	—	—	813
Derivative liabilities	32	—	1	24	7
Funds withheld liability – embedded derivative	11	—	—	11	—
Total liabilities measured at fair value	$9,590	$—	$1	$464	$9,125

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$60	$—	$29	$31	$—
U.S. state, municipal and political subdivisions	1,140	—	—	1,135	5
Foreign governments	2,235	—	—	2,221	14
Corporate	30,020	—	—	29,650	370
CLO	4,822	—	—	4,664	158
ABS	2,936	—	—	1,776	1,160
CMBS	1,847	—	—	1,695	152
RMBS	8,973	—	—	8,956	17
Total AFS fixed maturity securities	52,033	—	29	50,128	1,876
Equity securities	353	—	79	269	5
Total AFS securities	52,386	—	108	50,397	1,881
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	137	—	—	120	17
Corporate	1,423	—	—	1,423	—
CLO	43	—	—	—	43
ABS	82	—	—	82	—
CMBS	81	—	—	81	—
RMBS	387	—	—	291	96
Total trading fixed maturity securities	2,156	—	3	1,997	156
Equity securities	425	—	—	425	—
Total trading securities	2,581	—	3	2,422	156
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Fair Value Valuation Methods—We used the following valuation methods and assumptions to estimate fair value:

AFS and trading securities
Fixed maturity – We obtain the fair value for most marketable bonds without an active market from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes U.S. and non-U.S. corporate bonds, U.S. agency and government guaranteed securities, ABS, CMBS and RMBS.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ILICO Closed Block – We elected the fair value option for the ILICO Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block's obligations to the closed block business. This component uses the present value of future cash flows. The cash flows include commissions, administrative expenses, reinsurance premiums and benefits, and an explicit cost of capital. Unobservable inputs include estimates for these items. The explicit cost of capital assumption is 9% of required capital, post tax. A margin of 8.94% is included in the discount rates to reflect the business risk. An additional 0.26% is included to reflect non-performance risk. The ILICO Closed Block policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

Universal life liabilities and other life benefits – We elected the fair value option for certain blocks of universal and other life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic). We use a present value of liability cash flows. Unobservable inputs include estimates of mortality, persistency, expenses, premium payments and a risk margin used in the discount rates that reflects the riskiness of the business. The risk margin was 0.09%. These universal life policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Three months ended March 31,
(In millions)	2017	2016
Trading securities	$2	$12
Investment funds	7	3
Future policy benefits	4	(53)
Total gains (losses)	$13	$(38)

Gains and losses on trading securities are recorded in investment related gains (losses) on the condensed consolidated statements of income. For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the condensed consolidated statements of income. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the condensed consolidated statements of income. We record the change in fair value of future policy benefits to future policy and other policy benefits on the condensed consolidated statements of income.

The following summarizes information for fair value option mortgage loans:

(In millions)	March 31, 2017	December 31, 2016
Unpaid principal balance	$42	$42
Mark to fair value	2	2
Fair value	$44	$44

There were no fair value option mortgage loans 90 days or more past due as of March 31, 2017 and December 31, 2016.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the three months ended March 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$5	$16	$(1)	$(20)	$—	$—	$—	$—
Foreign governments	14	—	—	(1)	—	—	13	—
Corporate	370	1	6	92	21	—	490	—
CLO	158	—	4	3	29	(94)	100	—
ABS	1,160	4	14	75	—	(31)	1,222	—
CMBS	152	39	—	—	—	(44)	147	—
RMBS	17	—	1	—	50	(8)	60	—
Equity securities	5	—	—	—	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(1)	—	(15)	—	—	27	1
RMBS	96	(5)	—	2	—	(11)	82	(1)
Mortgage loans	44	—	—	—	—	—	44	—
Funds withheld at interest – embedded derivative	140	72	—	—	—	—	212	—
Investments in related parties
AFS securities
Fixed maturity
ABS	56	—	1	(2)	—	(55)	—	—
Trading securities, CLO	195	(12)	—	(14)	—	(38)	131	(12)
Short-term investments	—	—	—	20	—	—	20	—
Reinsurance recoverable	1,692	46	—	—	—	—	1,738	—
Total Level 3 assets	$4,164	$160	$25	$140	$100	$(281)	$4,308	$(12)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(431)	$—	$(79)	$—	$—	$(5,793)	$—
Universal life liabilities	(883)	(27)	—	—	—	—	(910)	—
Future policy benefits
AmerUs Closed Block	(1,606)	4	—	—	—	—	(1,602)	—
ILICO Closed Block and life benefits	(794)	(19)	—	—	—	—	(813)	—
Derivative liabilities	(7)	—	—	—	—	—	(7)	—
Total Level 3 liabilities	$(8,573)	$(473)	$—	$(79)	$—	$—	$(9,125)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2016
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
Foreign governments	$17	$1	$—	$(1)	$—	$—	$17	$—
Corporate	636	—	2	(12)	11	(188)	449	—
CLO	517	2	(22)	—	729	(189)	1,037	—
ABS	1,813	52	(17)	(510)	103	(80)	1,361	—
CMBS	67	—	—	29	12	(25)	83	—
RMBS	758	1	(7)	(63)	—	—	689	—
Equity securities	9	—	1	—	—	—	10	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	16	(1)	—	(4)	—	(11)	—	3
CLO	108	(11)	—	—	—	—	97	(8)
ABS	98	(2)	—	—	—	—	96	—
RMBS	29	(1)	—	48	—	(5)	71	(1)
Mortgage loans	48	(1)	—	(2)	—	—	45	(1)
Funds withheld at interest – embedded derivative	36	1	—	—	—	—	37	—
Investments in related parties
AFS securities
Fixed maturity
CLO	7	—	(1)	—	40	—	46	—
ABS	60	—	—	(1)	—	—	59	—
Trading securities, CLO	191	(13)	—	9	26	—	213	9
Reinsurance recoverable	2,377	(365)	—	—	—	—	2,012	—
Total Level 3 assets	$6,804	$(337)	$(44)	$(507)	$921	$(498)	$6,339	$2

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(4,477)	$(22)	$—	$(104)	$—	$—	$(4,603)	$—
Universal life liabilities	(1,464)	345	—	—	—	—	(1,119)	—
Future policy benefits
AmerUs Closed Block	(1,581)	(53)	—	—	—	—	(1,634)	—
ILICO Closed Block and life benefits	(897)	20	—	—	—	—	(877)	—
Derivative liabilities	(7)	(1)	—	—	—	—	(8)	—
Total Level 3 liabilities	$(8,426)	$289	$—	$(104)	$—	$—	$(8,241)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended March 31, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$(20)	$(20)
Foreign governments	—	—	—	(1)	(1)
Corporate	94	—	—	(2)	92
CLO	13	—	(2)	(8)	3
ABS	103	—	—	(28)	75
Trading securities
Fixed maturity
CLO	—	—	(15)	—	(15)
RMBS	2	—	—	—	2
Investments in related parties
AFS securities
Fixed maturity
ABS	5	—	—	(7)	(2)
Trading securities, CLO	—	—	(14)	—	(14)
Short-term investments	20	—	—	—	20
Total Level 3 assets	$237	$—	$(31)	$(66)	$140

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(110)	$—	$31	$(79)
Total Level 3 liabilities	$—	$(110)	$—	$31	$(79)

	Three months ended March 31, 2016
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Foreign governments	$—	$—	$—	$(1)	$(1)
Corporate	10	—	(21)	(1)	(12)
ABS	41	—	—	(551)	(510)
CMBS	29	—	—	—	29
RMBS	13	—	—	(76)	(63)
Trading securities
Fixed maturity
Corporate	—	—	(4)	—	(4)
RMBS	48	—	—	—	48
Mortgage loans	—	—	—	(2)	(2)
Investments in related parties
AFS securities
Fixed maturity
ABS	—	—	—	(1)	(1)
Trading securities, CLO	25	—	(16)	—	9
Total Level 3 assets	$166	$—	$(41)	$(632)	$(507)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(144)	$—	$40	$(104)
Total Level 3 liabilities	$—	$(144)	$—	$40	$(104)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to AFS securities, trading securities, mortgage loans and credit default swaps. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of March 31, 2017, discounts ranged from 3% to 7%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	March 31, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,793	Option budget method	Non-performance risk	0.5%	–	1.5%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	15.8%	Decrease

	December 31, 2016
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,283	Option budget method	Non-performance risk	0.7%	–	1.5%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	16.3%	Decrease

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

		March 31, 2017		December 31, 2016
(In millions)	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage loans	3	$5,409	$5,555	$5,426	$5,560
Investment funds	NAV[1]	592	592	590	590
Policy loans	2	579	579	602	602
Funds withheld at interest	3	6,381	6,381	6,398	6,398
Other investments	3	82	82	81	81
Investments in related parties
Investment funds	NAV[1]	1,253	1,253	1,198	1,198
Other investments	3	238	265	237	262
Total assets not carried at fair value		$14,534	$14,707	$14,532	$14,691
Liabilities
Interest sensitive contract liabilities	3	$28,163	$27,469	$27,628	$26,600
Funds withheld liability	2	371	371	374	374
Total liabilities not carried at fair value		$28,534	$27,840	$28,002	$26,974

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, and other investments, the carrying amount approximates fair value.

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

6. Reinsurance

During the three months ended March 31, 2017, we novated certain open blocks of business ceded to Global Atlantic, in accordance with the terms of the coinsurance and assumption agreement. As a result of the novation, interest sensitive contract liabilities decreased $106 million, future policy benefits decreased $4 million, policy loans decreased $4 million, and reinsurance recoverable decreased $106 million.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,148	$462	$1,354	$2,964
Additions	105	37	—	142
Amortization	(59)	(18)	(49)	(126)
Impact of unrealized investment (gains) losses	(27)	(13)	(45)	(85)
Balance at March 31, 2017	$1,167	$468	$1,260	$2,895

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2015	$707	$321	$1,635	$2,663
Additions	97	37	—	134
Amortization	(6)	(4)	(22)	(32)
Impact of unrealized investment (gains) losses	(7)	(4)	(38)	(49)
Balance at March 31, 2016	$791	$350	$1,575	$2,716

8. Common Stock

During the three months ended March 31, 2017, a total of 24,030,251 Class B shares were converted to Class A shares in connection with the distribution of Class B shares by AP Alternative Assets, L.P. to its unitholders, or in order to participate in the follow-on offering of our Class A shares, which was priced on March 28, 2017. We did not sell any shares in the offering.

Stock-based Compensation—Stock-based compensation was an expense of $16 million and a benefit of $15 million for the three months ended March 31, 2017, and 2016, respectively. The stock-based compensation benefit during the three months ended March 31, 2016 was a result of a reduction in the valuation of our Class A shares from $34.23 per share as of December 31, 2015, to $30.44 per share as of March 31, 2016, due to industry market movements. This resulted in a lower Class M share value at March 31, 2016, compared to December 31, 2015, and thus resulted in a benefit, primarily with respect to our performance-based M-1, M-2 and M-3 liability awards, which were remeasured to fair value each reporting period. As the performance-based M-1, M-2 and M-3 shares were fully vested in the third quarter of 2016, they are no longer subject to remeasurement.

As of March 31, 2017, the stock-based compensation plans had unrecognized compensation expense of $57 million. The cost is expected to be recognized over a weighted-average period of 1.3 years.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended March 31, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2[2]
Net income available to AHL shareholders	$152	$214	$7	$—

Basic weighted average shares outstanding	78,246,213	110,772,123	3,452,402	42,267
Dilutive effect of stock compensation plans	3,051,380	—	—	971,427
Diluted weighted average shares outstanding	81,297,593	110,772,123	3,452,402	1,013,694

Earnings per share[1]
Basic	$1.94	$1.94	$1.94	$1.94
Diluted	$1.87	$1.94	$1.94	$0.08

[1] Calculated using whole figures.
[2] Net income available to AHL shareholders allocated to Class M-2 common shares rounded to $0 million for the three months ended March 31, 2017. However, earnings per share is calculated using whole figures.

	Three months ended March 31, 2016
(In millions, except share and per share data)	Class A	Class B
Net income available to AHL shareholders	$23	$64

Basic weighted average shares outstanding	50,028,933	135,963,975
Dilutive effect of stock compensation plans	52,832	—
Diluted weighted average shares outstanding	50,081,765	135,963,975

Earnings per share[1]
Basic	$0.47	$0.47
Diluted	$0.47	$0.47

[1] Calculated using whole figures.

We use the two-class method for allocating net income available to AHL shareholders to each class of our common stock. Our Class M shares do not become eligible to participate in dividends until a return of investment (ROI) condition has been met for each class. Once eligible, each class of our common stock has equal dividend rights. Prior to the fourth quarter of 2016, the ROI condition had not been met for any of our Class M shares and as a result, no earnings were attributable to those classes. In conjunction with our IPO in the fourth quarter of 2016, the ROI condition for Class M-1 was met, and the ROI condition for Class M-2 was subsequently met on March 28, 2017. For purposes of calculating basic weighted average shares outstanding and the allocation of basic income, shares are deemed to be participating in earnings for only the portion of the period after the condition is met. However, as shares are considered dilutive as of the beginning of the period, the resulting diluted EPS is comparatively lower if the ROI condition is met after the beginning of the period than it would have been had the ROI condition been met at the beginning of the period.

Class M-3 and Class M-4 shares remained ineligible for dividends as of March 31, 2017; however, on April 20, 2017, the ROI condition was met for Class M-3 and Class M-4 shares. The basic EPS calculations above reflect only those classes of stock eligible to participate in earnings during each respective period.

Dilutive shares are calculated using the treasury stock method. For Class A common shares, this method takes into account shares that can be settled into Class A common shares, net of a conversion price.

The diluted EPS calculation for Class A shares excluded 94,429,888 and 152,766,540 shares, RSUs and options outstanding as of March 31, 2017 and 2016, respectively. The excluded shares as of March 31, 2017 were comprised of 91,666,275 shares considered antidilutive and 2,763,613 shares for which a performance condition had not been met. The excluded shares as of March 31, 2016 were comprised of 135,963,975 shares considered antidilutive and 16,802,565 shares for which issuance restrictions had not been satisfied as of the end of the period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Accumulated Other Comprehensive Income
The following is a detail of AOCI:

(In millions)	March 31, 2017	December 31, 2016
AFS securities	$1,473	$972
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(490)	(408)
Noncredit component of OTTI losses on AFS securities	(16)	(17)
Hedging instruments	5	10
Pension adjustments	(4)	(4)
Foreign currency translation adjustments	(10)	(12)
Accumulated other comprehensive income, before taxes	958	541
Deferred income tax liability	(285)	(174)
Accumulated other comprehensive income	$673	$367

Changes in AOCI are presented below:

	Three months ended March 31,
(In millions)	2017	2016
Unrealized gains (losses) on AFS securities
Unrealized holding net gains arising during the period	$516	$545
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	(82)	(264)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	15	(22)
Less: Income tax expense	113	105
Change in unrealized net gains on AFS securities	306	198
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities recognized during the period	1	(12)
Less: Income tax expense (benefit)	—	(4)
Change in noncredit component of OTTI losses on AFS securities	1	(8)
Unrealized gains (losses) on hedging instruments
Change in hedging instruments during the period	(5)	(10)
Less: Income tax benefit	(2)	(3)
Change in hedging instruments	(3)	(7)
Pension adjustments during the period	—	(1)
Foreign currency translation adjustments during the period	2	3
Change in AOCI	$306	$185

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

11. Income Taxes

Our effective tax rates were 6% and 1% for the three months ended March 31, 2017, and 2016, respectively. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, we will be exempted from taxation until the year 2035.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments, with the exception of the investments of ADKG, are managed by Athene Asset Management, L.P. (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of March 31, 2017, AAM directly managed $54,539 million of our investment portfolio assets, of which 86% are rated one or two by the National Association of Insurance Commissioners (NAIC). For certain assets which require specialized sourcing and underwriting capabilities, AAM has chosen to mandate sub-advisors rather than building out in-house capabilities. For the services related to these investments, AAM earns a fee of 0.40% per year, subject to certain discounts, on all assets managed in accounts owned by or related to us, including sub-advised assets, but excluding assets of ADKG and certain other limited exceptions. Additionally, AAM recharges the sub-advisory fees it incurs with respect to our sub-advised assets to us.

AAM has entered into a Master Sub-Advisory Agreement (MSAA) with certain Apollo affiliates to sub-advise AAM with respect to a portion of our assets, with the fees recharged to us, in addition to the gross fee of 0.40% per year paid to AAM as described above. The MSAA covers services rendered by Apollo-affiliated sub-advisors relating to the following investments:

(In millions, except for percentages)	March 31, 2017	December 31, 2016
Fixed maturity securities
U.S. state, municipal and political subdivisions	$—	$5
Foreign governments	156	149
Corporate	2,279	2,032
CLO	4,947	4,727
ABS	887	911
CMBS	947	975
Mortgage loans	1,713	1,767
Investment funds	24	23
Trading securities	111	126
Funds withheld at interest	1,752	1,682
Other investments	82	81
Total assets sub-advised by Apollo affiliates	$12,898	$12,478
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	19%	19%

In the first quarter 2017, we announced an agreement to amend certain fee arrangements we have in place with AAM and Apollo relating to investment management fees and sub-advisory fees that are paid by us to AAM and Apollo. More specifically, we and Apollo have agreed to enter into a revised fee agreement, which provides for, among other things, a fee of 0.30% per year (reduced from 0.40% per year) on all assets that Apollo manages in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) in excess of $65,846 million (the level of assets in the North American Accounts as of December 31, 2016). The fee to be paid by us to Apollo on the first $65,846 million of assets in the North American Accounts remains 0.40% per year, subject to certain discounts and exceptions.

In addition, we and Apollo have also agreed to amend the sub-advisory agreements that are in place with Apollo, whereby, with limited exceptions, Apollo will earn 0.40% per year on all assets in the North American Accounts explicitly sub-advised by Apollo up to $10,000 million, 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $10,000 million up to $12,441 million (the level of fee-paying sub-advised assets in the North American Accounts at December 31, 2016), 0.40% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $12,441 million up to $16,000 million and 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $16,000 million.

The amendments to the investment management fees and sub-advisory fees are subject to the approval by our shareholders at our 2017 annual general meeting of shareholders of certain amendments to our bye-laws relating to the term and termination of the investment management agreements between us and Apollo. However, upon such shareholder approval, the amendments to the investment management fees and sub-advisory fees will be effective retroactive to January 1, 2017.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Apollo Asset Management Europe

ADKG has an investment advisory agreement with Apollo Asset Management Europe (together with certain of its affiliates, AAME), also a subsidiary of AGM. AAME provides advisory services for all of ADKG's investment portfolio other than operating cash, mortgage loans secured by residential and commercial properties that are not identified and advised by AAME, and assets related to unit-linked policies. Also excluded are assets held in German special investment funds managed or advised by Apollo, AAM and any of the respective affiliates of Apollo, AAM or AAME, to the extent the entity receives a management or advisory fee in connection with the fund. In providing these services, AAME has access to Apollo's European expertise and capabilities. The ADKG investments sub-advised by AAME consist primarily of corporate and sovereign bonds, as compared to the more diverse range of assets managed by AAM or those held in the German special investment funds. As compensation for the investment advisory services rendered, AAME receives a fee of 0.10% per year on the assets it sub-advises. Affiliates of AAME receive an advisory fee of 0.35% per year on certain German special investment funds and our investment in a sub-fund of Apollo Capital Efficient Fund I (ACE fund), as well as a pro rata share of operating expenses up to 0.30% on the ACE fund. As of March 31, 2017 and December 31, 2016, the German special investment funds totaled $449 million and $258 million, respectively and the ACE fund totaled $87 million and $84 million, respectively. The fees incurred for management of these funds are included in sub-advisory fees in the table below.

The following represents the assets sub-advised by AAME:

(In millions)	March 31, 2017	December 31, 2016
Fixed maturity securities
Foreign governments	$1,848	$2,062
Corporate	1,475	1,567
Equity securities	259	187
Investment funds	33	34
Policy loans	6	6
Real estate	553	541
Other investments	154	153
Cash and cash equivalents	26	25
Total assets sub-advised by AAME	$4,354	$4,575

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM, AAME and other Apollo affiliates:

	Three months ended March 31,
(In millions)	2017	2016
Asset management fees	$62	$58
Sub-advisory fees	16	23

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. The management fees payable as of March 31, 2017 and December 31, 2016, were $31 million and $28 million, respectively. The sub-advisory fees payable as of March 31, 2017 and December 31, 2016, were $16 million and $11 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group, as defined in our bye-laws. Also, James Belardi, our Chief Executive Officer, is also an employee of, and receives substantial remuneration from acting as Chief Executive Officer of, AAM, and owns a 5% profits interest in AAM. Additionally, five of the twelve members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws created a conflicts committee consisting of three of our directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and a majority of the committee members must approve material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions—We have a loan purchase agreement with AmeriHome Mortgage Company, LLC (AmeriHome), an investee of A-A Mortgage, an equity method investee. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $1 million and $15 million of residential mortgage loans under this agreement during the three months ended March 31, 2017 and 2016, respectively.

13. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, of $1,140 million and $962 million as of March 31, 2017 and December 31, 2016, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) of Indianapolis and Des Moines. Through membership, we have issued funding agreements with a carrying value of $459 million and $691 million as of March 31, 2017 and December 31, 2016, respectively, to the FHLB in exchange for cash advances. The decrease in carrying value during the three months ended March 31, 2017 was a result of maturities and payments on the outstanding funding agreements. We are required to provide collateral in excess of the funding agreements, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special purpose, non-affiliated statutory-trust to offer up to $5 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements issued under this program have a carrying value of $896 million and $246 million as of March 31, 2017 and December 31, 2016, respectively. The increase in carrying value during the first quarter of 2017 was a result of additional issuances of $650 million under this program.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2017	December 31, 2016
AFS securities
Fixed maturity	$1,505	$1,382
Equity	31	40
Investment funds	24	25
Mortgage loans	911	1,003
Short-term investments	13	—
Restricted cash	73	57
Total restricted assets	$2,557	$2,507

The restricted assets are primarily a result of the FHLB funding agreements described above. Additionally, we have established reinsurance trusts of assets in accordance with coinsurance agreements, which are typically based on corresponding statutory reserves.

Litigation, Claims and Assessments—On June 12, 2015, Don Hudson, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court, Northern District of California against us. The complaint, which is similar to complaints recently filed against other large insurance companies, primarily alleges that captive reinsurance and other transactions had the effect of misrepresenting the financial condition of Athene Annuity and Life Company (AAIA). The complaint purports to be brought on behalf of a class of purchasers of annuity products issued by AAIA between 2007 and the present and asserts claims against AHL, ALRe, AUSA and AAIA in addition to Apollo and AAM. There are also various allegations related to the purchase of Aviva USA and concerning entry into a modco transaction with ALRe in October 2013. The suit asserts claims of violation of the Racketeer Influenced and Corrupt Organizations Act and seeks compensatory damages, trebled, in an amount to be determined, costs and attorneys' fees. On March 25, 2016, the matter was transferred to the United States District Court, Southern District of Iowa (S.D. IA Court). On May 25, 2016, the court granted plaintiff’s motion to file an amended complaint dropping plaintiff Silva and defendant Aviva plc. We moved to dismiss that complaint on June 30, 2016, and the motion was fully briefed as of September 8, 2016. On November 14, 2016, the court stayed consideration of the motion to dismiss pending a ruling from the United States Court of Appeals for the Eighth Circuit in a similar case which will likely affect the disposition of our motion. See Ludwick v. Harbinger Grp., Inc., 161 F. Supp. 3d 769 (W.D. Mo. 2016), appeal docketed, No. 16-1561 (8th Cir.). On April 13, 2017, the Eighth Circuit affirmed the district court's dismissal of the claims in Ludwick, and Athene has advised the S.D. IA Court. We believe we have meritorious defenses to the claims set forth in the amended complaint and intend to vigorously defend the litigation and, as mentioned, have sought dismissal of the amended complaint. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court, District of Massachusetts, against us. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, AAIA and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class action on behalf of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003. The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by a capital maintenance agreement by Aviva International Insurance Limited or its predecessor, which was alleged as a source of great financial strength. The complaint further alleges that the Aviva Entities used this capital maintenance agreement to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the capital maintenance agreement terminated. According to the complaint, no notice was provided to the owners of the structured settlement annuities and the termination of the capital maintenance agreement constituted a breach of contract, and the plaintiff further asserts other causes of action. The defendants have answered and are engaged in the discovery process. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

The Internal Revenue Service (IRS) has completed its examinations of the 2006 through 2010 Aviva USA tax years. Aviva USA agreed to all adjustments that were proposed with respect to those tax years with two exceptions: (1) AAIA’s treatment of call options used to hedge fixed indexed annuity (FIA) liabilities for the tax years 2008–2010 and (2) the disallowance of offsetting tax deductions taken by AAIA and taxable income reported by the non-life subgroup with respect to unpaid independent marketing organization commissions. The first adjustment to which Aviva USA did not agree would disallow deductions of $191 million, $154 million and $76 million for 2008, 2009 and 2010, respectively. The second adjustment to which Aviva USA did not agree would increase non-life net operating losses and decrease AAIA net operating losses by $16 million in each of 2009 and 2010. Taxes, penalties and interest with respect to these two issues for the years under audit are subject to indemnification by Aviva plc under the Stock Purchase Agreement (SPA) between Aviva plc and AHL, dated December 21, 2012 assuming the SPA requirements are satisfied. Athene USA has been unable to negotiate a favorable settlement of this issue with the IRS, and intends to contest the adjustment in federal court. If the IRS position is upheld in federal court, Athene USA expects that it would owe tax of $120 million, plus interest, for tax years ending on or before October 2, 2013, which are subject to indemnification by Aviva plc as described above.

The IRS also recently completed its examination of the 2011 through 2012 Aviva USA tax years, proposing adjustments that would increase taxable income by approximately $16 million in the aggregate for these two tax years. Athene USA agreed to all adjustments that were proposed with respect to those tax years except for adjustments relating to the same two issues that were not agreed to during the prior examination as discussed above. The first adjustment to which Athene USA did not agree would disallow deductions of $16 million in 2011 and increase deductions by $12 million in 2012. The second adjustment to which Athene USA did not agree would increase non-life net operating losses and decrease AAIA net operating losses by $15 million in 2011 and $12 million in 2012. Taxes, penalties and interest with respect to these two tax years are subject to indemnification by Aviva plc under the SPA, assuming the SPA requirements are satisfied. The treatment of FIA hedges is a recurring issue as to the timing of the related deductions and could affect the current income tax incurred in periods after October 2, 2013, which are not subject to indemnification by Aviva plc. Given that the disallowance of a deduction in one period results in an increased deduction in a future period, we do not expect that there will be any material impact to our financial condition resulting from this issue.

In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable corporate-owned life insurance (COLI) policies that, as of March 31, 2017, had an asset value of $333 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has been triggered and we will pursue further adjudication. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above are $160 million as of March 31, 2017.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Segment Information

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other.

Retirement Services—Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities, fixed indexed annuities, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our funding agreements are included in our Retirement Services segment.

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

Financial Measures—Segment operating income, net of tax, is an internal measure used by the chief operating decision maker to evaluate and assess the results of our segments.

Operating revenue is a component of operating income, net of tax, and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

The table below reconciles segment operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2017	2016
Operating revenue by segment
Retirement Services	$888	$786
Corporate and Other	68	31
Total segment operating revenues	956	817
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	536	(118)
Investment gains (losses), net of offsets	125	18
VIE expenses and noncontrolling interest	—	4
Other adjustments to revenues	2	1
Total non-operating adjustments	663	(95)
Total revenues	$1,619	$722

Operating income, net of tax, is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our operating income, net of tax, equals net income available to AHL's shareholders adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding LTIP; and

•	Income tax (expense) benefit – non-operating.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment operating income, net of tax, to net income available to Athene Holding Ltd. shareholders presented on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2017	2016
Operating income, net of tax by segment
Retirement Services	$267	$197
Corporate and other	(9)	(45)
Total segment operating income, net of tax	258	152
Non-operating adjustments
Investment gains (losses), net of offsets	57	(19)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	94	(69)
Integration, restructuring and other non-operating expenses	(9)	(1)
Stock-based compensation, excluding LTIP	(13)	15
Income tax (expense) benefit – non-operating	(14)	9
Total non-operating adjustments	115	(65)
Net income available to Athene Holding Ltd. shareholders	$373	$87

The following represents total assets by segment:

(In millions)	March 31, 2017	December 31, 2016
Total assets by segment
Retirement Services	$81,827	$79,319
Corporate and Other	7,393	7,401
Total assets	$89,220	$86,720

15. Subsequent Events

On April 14, 2017, in connection with a private offering, AGER Bermuda Holding Ltd. (AGER), a Bermuda domiciled holding company and the holding company of ADKG, entered into subscription agreements with AHL, certain affiliates of AGM and a number of other third-party investors pursuant to which AGER secured commitments from such parties to purchase new common shares in AGER (AGER Offering). AHL's capital commitment includes the valuation of the AGER Group (comprised of our European operations which includes ADKG) at approximately €90 million, which also approximates our invested capital in the AGER Group. Additionally, AHL has committed to purchase an additional €285 million of common shares (which may be reduced to €260 million if certain conditions are met), as well as an additional profits interest in securities which, upon meeting certain vesting triggers, will be convertible into additional common shares.

Upon closing of the AGER Offering, the aggregate voting power held by AHL in AGER will be reduced to 10%. The completion of the AGER Offering is conditioned upon obtaining certain regulatory approvals, and other customary terms and conditions. We expect that AGER's initial material capital call will result in the issuance by AGER of new common shares to affiliates of Apollo and other third-party investors, such that our interest in the AGER Group will be reduced so the AGER Group will be held as an investment rather than a consolidated subsidiary of AHL.

The valuation of the AGER Group was fixed at €90 million as of April 14, 2017, and is unaffected by any profit or loss or other increase or decrease in value of the AGER Group during the period between April 14, 2017 and the date on which the AGER Group is deconsolidated, which we expect to be nine months or longer. As a result, to the extent that our invested capital and/or the fair value of our AGER Group increases or decreases during such time period, we may incur a gain or loss upon deconsolidation.

We also expect AAME to continue to act as investment adviser in regards to the investment portfolio of the AGER Group, though the services provided and fees charged may differ from the existing arrangement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals across the world as well as Apollo’s global asset management infrastructure that, as of March 31, 2017, supported more than $197 billion of AUM across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries' headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and as of March 31, 2017, have an expected annual investment margin of 2-3% over the 7.9 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. Even as we have grown to $75.1 billion in investments, including related parties, $73.6 billion in invested assets and $89.2 billion of total assets as of March 31, 2017, we have continued to approach both sides of the balance sheet with an opportunistic mindset because we believe quickly identifying and capitalizing on market dislocations allows us to generate attractive, risk-adjusted returns for our shareholders. Further, our multiple distribution channels support growing origination across market environments and better enable us to achieve continued balance sheet growth while maintaining attractive profitability. We believe that in a typical market environment, we will be able to profitably grow through our organic channels, including retail, flow reinsurance and institutional products. In more challenging market environments, we believe that we will see additional opportunities to grow through our inorganic channels, including acquisitions and block reinsurance, due to market stress during those periods.

As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the three months ended March 31, 2017 and the year ended the year ended December 31, 2016, we generated an annualized investment margin on deferred annuities of 2.85% and 2.77%, respectively and annualized operating ROE excluding AOCI of 22.8% and 19.1%, respectively for our Retirement Services segment. We currently maintain what we believe to be high capital ratios for our rating and hold more than $1.5 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities. Because we hold such strategic capital to implement our opportunistic strategy and to enable us to explore deployment opportunities as they arise, and because we are investing for future growth, our consolidated annualized ROE for the three months ended March 31, 2017 and the year ended December 31, 2016 was 20.6% and 13.1%, respectively and our consolidated annualized operating ROE excluding AOCI was 15.3% and 12.5%, respectively.

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

We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the United States, the lack of tax advantaged alternatives for people trying to save for retirement and expectations of a rising interest rate environment. To date, most of our products sold and acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value and provides protection against investment loss. Our policies often include surrender charges (86% of our deferred annuity products, as of March 31, 2017) or MVAs (73% of our deferred annuity products, as of March 31, 2017), both of which increase persistency and protect our ability to meet our obligations to policyholders. Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $1.9 billion and $1.6 billion for the three months ended March 31, 2017 and 2016, respectively. We believe the recent upgrade by A.M. Best to A in April 2017 and the 2015 upgrade of our financial strength ratings to A- by each of S&P, Fitch and A.M. Best and our recent FIA and MYGA new product launches, have enabled and will continue to enable us to increase penetration in our existing organic channels, and access new markets within our retail channel, such as financial institutions. This increased penetration will allow us to source additional volumes of profitably underwritten liabilities. Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite, and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions. The aggregate purchase price of our acquisitions was less than the aggregate statutory book value of the businesses acquired.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We plan to grow organically by expanding our retail, reinsurance and institutional product distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel we had fixed annuity sales of $1.1 billion and $663 million for the three months ended March 31, 2017 and 2016, respectively. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 65 IMOs and approximately 33,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from the ratings upgrade in 2017 by A.M. Best, our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. Within our reinsurance channel we target reinsurance business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $166 million and $912 million for the three months ended March 31, 2017 and 2016, respectively. We believe the decrease in flow reinsurance has been impacted by the recent decline in overall MYGA volumes over the last several months, reflective of the recent stock market rally and expectations of higher interest rates. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our recent ratings upgrade by A.M. Best and our improving credit profile will help us attract additional reinsurance partners. In our institutional channel, we sold our first funding agreement under our FABN program in 2015. During the three months ended March 31, 2017 and during April of 2017, we issued funding agreements in the aggregate principal amount of $650 million and $1.1 billion, respectively. We expect our institutional channel to continue to grow over time as we issue additional funding agreements and pursue pension risk transfer opportunities.

Industry Trends and Competition

Market Conditions

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown could adversely affect us in the form of changes in consumer behavior and decreases in the returns on and value of our investment portfolio. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the stability of the EU, Brexit and the potential exit of certain other EU members, the rate of growth of China and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, low or negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Market conditions have generally improved since the U.S. elections in November on hopes of improved economic growth, however the long term outlook remains uncertain. Declining economic growth rates globally and resultant diverging paths of monetary policy could increase volatility in the credit markets, potentially impacting the availability and cost of credit. Factors such as equity prices, equity market volatility, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations (including laws relating to the financial markets generally or the taxation or regulation of the insurance industry), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our investment portfolio and our ability to sell our products. We adjust the structure of our products depending on the economic environment, the behavior of customers and other factors, including mortality rates, morbidity rates, cap rates, rollup rates, annuitization rates and lapse rates, which can vary in response to changes in market conditions. We believe continued economic growth, stable financial markets and a potentially rising interest rate environment may ultimately enhance the attractiveness of our product portfolio. However, we remain exposed to potential slowdowns in economic activity, which could be characterized by rising unemployment, falling interest rates, widening credit spreads and an increase in corporate credit and real estate-related defaults.

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve's recent increases in federal funds rates in March 2017, December 2016 and December 2015, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Our investment portfolio consists predominantly of fixed maturity investments. See Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases would also rise and our investment income from floating rate investments would increase while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases would decline and our investment income from floating rate investments would decrease while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through ALM modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows to within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $21.5 billion of floating rate investments, or approximately 29% of our total invested assets as of March 31, 2017. As part of our reinvestment strategy for the investment portfolios of our acquired companies, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income as well as to the extent our ability to reduce policyholder crediting rates are limited by policyholder guarantees in the form of minimum crediting rates. As of March 31, 2017, most of our products were fixed annuities with approximately 37% of our FIAs at the minimum guarantees and approximately 50% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2017, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 75 to 85 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. The remaining liabilities are associated with immediate annuities, funding agreements or life contracts which have crediting rates or costs that are less sensitive or insensitive to interest rate movements. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2016 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

We believe that our strong presence in the FIA market and strength of our relationships with IMOs position us to effectively serve consumers' demand in the rapidly growing retirement savings market. We expect our retail channel to benefit from rating agency upgrades as well as our improving credit profile and recent product launches. We believe this should help us to grow sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We also believe that the 2015 financial strength upgrades, as well as our upgrade to A by A.M. Best in April 2017, have enabled and will continue to enable us to increase penetration in our existing organic channels, and will help us to enter the pension risk transfer market.

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

According to LIMRA, total fixed annuity market sales in the United States were $117.4 billion for the twelve months ended December 31, 2016, a 14.0% increase from the same time period in 2015. This increase was driven by an increase in traditional fixed rate deferred annuities of $7.8 billion, or 25.2% over prior year traditional fixed rate deferred annuities, and an increase in FIA products of $6.4 billion, or 11.7% over prior year FIAs. In the total fixed annuity market, for the twelve months ended December 31, 2016, we were the 5th largest company based on sales with a 4.5% market share and $5.3 billion in sales. For the twelve months ended December 31, 2015, our market share was 2.4% with sales of $2.5 billion.

FIAs are one of the fastest growing annuity products having grown from $27.3 billion in 2005 to $60.9 billion in sales for the year ended December 31, 2016. According to LIMRA, for the twelve months ended December 31, 2016, we were the 3rd largest provider of FIAs in terms of sales, and our market share for the same period was 7.4% with sales of $4.5 billion. For the twelve months ended December 31, 2015, our market share was 4.5% with sales of $2.4 billion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Developments

On April 6, 2016, the U.S. Department of Labor (DOL) issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption titled the “Best Interest Contract Exemption,” to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The requirements of the regulation were scheduled to begin to be implemented on April 10, 2017, with full implementation on January 1, 2018; however, the DOL has published an amendment to the regulation that delays the applicability date for 60 days to allow the DOL to review the potential impact of the regulation on the ability of Americans to gain access to retirement information and financial advice in accordance with an executive memorandum signed by President Trump on February 3, 2017. In addition to delaying the applicability date of the DOL regulation, the DOL revised certain prohibited transaction exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the DOL regulation is required. The DOL also opened a 45-day comment period, which closed on April 17, 2017, to collect responses to the questions raised in the executive memorandum. We anticipate a possible replacement of the regulation that is less burdensome but still requires sales to be in the best interest of clients. However, such a change is not guaranteed, and we continue to move forward in preparation for the delayed applicability date and full implementation on January 1, 2018, assuming the regulation remains unchanged.

Both the U.S. Congress and President Trump’s administration have indicated a desire to reform the Internal Revenue Code. Although the 2016 U.S. House of Representatives Blueprint, “A Better Way” and President Trump's recently proposed tax reform plan do not align on all tax reform proposals, substantial proposed changes to the U.S. corporate tax regime include: reduction of the maximum corporate tax rate, repeal of the corporate alternative minimum tax, elimination of net operating loss carryback, immediate expensing of business assets, and elimination of a deduction for net interest expense as well as substantial changes to the international tax system including border tax adjustments, a destination based cash flow tax and moving to a territorial based tax system. A reduction in the corporate tax rate would have a positive impact on the earnings and cash flow of our U.S. companies, but it could also reduce the value of our deferred tax assets. Although it is not known at this time how border tax adjustments will (if enacted) be applied to insurers and reinsurers, it is possible that such adjustments will involve denying a deduction to U.S. insurance companies for reinsurance premium paid to a foreign reinsurer, which would materially increase our overall U.S. tax expense. In addition, it is not yet known whether potential tax reform will include further changes impacting the current tax treatment of insurance companies under the Internal Revenue Code. At this time, it is not possible to determine the impact of potential legislative changes on our financial condition and results of operations.

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

Operating Income, Net of Tax

Operating income, net of tax, a commonly used operating measure in the life insurance industry, is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our operating income, net of tax, equals net income available to AHL’s shareholders adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

•
Investment Gains (Losses), Net of Offsets—Investment gains (losses), net of offsets, consist of the realized gains and losses on the sale of AFS securities, the change in assumed modco and funds withheld reinsurance embedded derivatives, unrealized gains and losses, impairments, and other investment gains and losses. Unrealized, impairments and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the net OTTI impacts recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to GLWB and guaranteed minimum death benefits (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the MVAs associated with surrenders or terminations of contracts.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Earnings Per Share - Operating Diluted Class A, Weighted Average Shares Outstanding - Operating Diluted Class A Common Shares and Book Value Per Share Excluding AOCI

Operating earnings per share - operating diluted Class A, weighted average shares outstanding - operating diluted Class A common shares and book value per share excluding AOCI are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represent an economic view of our share counts and provide a simplified and consistent view of our outstanding shares. Operating earnings per share - operating diluted Class A is calculated as the operating income, net of tax over the weighted average shares outstanding - operating diluted Class A common shares. Book value per share excluding AOCI is calculated as the ending AHL shareholders' equity excluding AOCI divided by the operating diluted Class A common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and settlement of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive they are excluded. Weighted average shares outstanding - operating diluted Class A common shares and operating diluted Class A common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Operating earnings per share - operating diluted Class A, weighted average shares outstanding - operating diluted Class A common shares and book value per share excluding AOCI should not be used as a substitute for basic earnings per share - Class A common shares, basic weighted average shares outstanding - Class A or book value per share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

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

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 80% of our Retirement Services reserve liabilities as of March 31, 2017. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended March 31,
(In millions, except percentages)	2017	2016
Revenues	$1,619	$722
Benefits and expenses	1,224	634
Income before income taxes	395	88
Income tax expense (benefit)	22	1
Net income	373	87
Less: Net income attributable to noncontrolling interests	—	—
Net income available to AHL shareholders	$373	$87

Operating income, net of tax by segment
Retirement Services	$267	$197
Corporate and Other	(9)	(45)
Operating income, net of tax	258	152
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	11	8
Unrealized, impairments, and other investment gains (losses)	3	(25)
Assumed modco and funds withheld reinsurance embedded derivatives	68	(3)
Offsets to investment gains (losses)	(25)	1
Investment gains (losses), net of offsets	57	(19)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	94	(69)
Integration, restructuring and other non-operating expenses	(9)	(1)
Stock compensation expense	(13)	15
Income tax (expense) benefit – non-operating	(14)	9
Total non-operating adjustments	115	(65)
Net income available to AHL shareholders	$373	$87

ROE	20.6%	6.3%
ROE excluding AOCI	22.2%	6.2%
Operating ROE excluding AOCI	15.3%	10.8%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

In this section, references to 2017 refer to the three months ended March 31, 2017 and references to 2016 refer to the three months ended March 31, 2016.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $286 million, or 329%, to $373 million in 2017 from $87 million in 2016. ROE and ROE excluding AOCI increased to 20.6% and 22.2%, respectively, from 6.3% and 6.2% in 2016, respectively. The increase in net income available to AHL shareholders was driven by a $106 million increase in operating income, net of tax, a favorable net change in FIA derivatives and a favorable change in assumed reinsurance embedded derivatives. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked and favorable changes in discount rates compared to prior year. The change in assumed reinsurance embedded derivatives was driven by credit spreads tightening in 2017.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Income, Net of Tax

Operating income, net of tax increased by $106 million, or 70%, to $258 million in 2017 from $152 million in 2016. Operating ROE excluding AOCI was 15.3%, up from 10.8% in the prior period. The increase in operating income, net of tax was primarily driven by a strong increase in net investment earnings due to higher fixed income and other investment income and higher alternative investment income as well as favorable rider reserves and DAC amortization due to strong equity market performance partially offset by higher cost of crediting. The increase in fixed income and other investment income was primarily due to growth in our Retirement Services invested assets of $5.8 billion, higher interest rates and proceeds from a bond previously written down. The increase in alternative investment income was due to strength across the alternative portfolio. In 2016, fixed income and other investment income benefited from $45 million of bond call income from a large redemption partially offset by lower alternative investment income driven by lower credit fund income due to credit spreads widening and a decline in market value of public equity positions in one of our funds. Cost of crediting was higher by $20 million due to growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs. Other liability costs were in line with prior year having benefited by approximately $40 million of rider reserve changes and favorable DAC amortization driven by strong equity market performance in 2017 compared to 2016 offset by growth in the block of business.

Our consolidated net investment earned rate was 4.48% in 2017, an increase from 4.03% in 2016, primarily attributed to a strong performance from our alternative investment portfolio and an increase in our fixed income and other investment portfolios. Our alternative investment net investment earned rate was 8.06% in 2017, an increase from (0.37)% in 2016, primarily attributed to lower income in 2016 reflecting credit spread widening as well as a decline in market value of public equity positions in one of our funds.

Revenues

Total revenue increased by $897 million to $1.6 billion in 2017 from $722 million in 2016. The increase was driven by favorable changes in investment related gains and losses, an increase in net investment income and a favorable change in VIE investment related gains and losses.

The change in investment related gains and losses increased by $764 million to $682 million in 2017 from $(82) million in 2016, primarily due to the change in fair value of FIA hedging derivatives and the change in assumed reinsurance embedded derivatives. The change in fair value of FIA hedging derivatives increased by $637 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 5.5% increase in 2017, compared to an 0.8% increase in 2016. The assumed reinsurance embedded derivatives are based on the change in the fair value of the underlying investments held in modco and funds withheld portfolios (see Note 3 – Derivative Instruments to the condensed consolidated financial statements) which increased by $90 million as a result of $93 million of net investment income adjustment during the three months ended March 31, 2017, primarily due to credit spreads tightening in 2017 compared to credit spreads widening in 2016. The change in unrealized gains and losses on trading securities was comprised of an unfavorable decrease in AmerUs Closed Block assets of $39 million related to higher unrealized gains in 2016 due to the decrease in U.S. treasury rates partially offset by $30 million of gains related to unit-linked investments attributed to a decrease in rates.

Net investment income increased by $94 million to $786 million in 2017 from $692 million in 2016, primarily driven by a strong increase in fixed income and other investment income and an increase in alternative investment income. The increase in fixed income and other investment income was driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, $14 million of proceeds from a bond previously written down and higher income on floating rate securities related to an increase in interest rates, partially offset by lower bond call and mortgage prepayment income of $39 million related to a large redemption in 2016 of $45 million. The increase in alternative investment income was primarily driven by higher credit fund income due to credit spread tightening in 2017 compared to credit spreads widening in 2016.

The change in VIE investment related gains and losses increased by $24 million to $1 million in 2017 from $(23) million in 2016, primarily driven by a decline in market value of public equity positions in one of our funds in 2016.

Benefits and Expenses

Total benefits and expenses increased by $590 million to $1.2 billion in 2017 from $634 million in 2016. The increase was driven by an unfavorable change in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and higher policy and other operating expenses.

Interest sensitive contract benefits increased by $443 million to $696 million in 2017 from $253 million in 2016, primarily due to the change in FIA fair value embedded derivatives and higher interest credited to policyholders related to strong growth in deposits. The change in FIA fair value embedded derivatives increased by $398 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 5.5% increase in 2017, compared to a 0.8% increase in 2016 as well as a favorable change in discount rates used in our embedded derivative calculations as the decrease in 2016 discount rates was larger than the slight decrease in 2017.

DAC, DSI and VOBA amortization increased by $94 million to $126 million in 2017 from $32 million in 2016, primarily due to the favorable net change in FIA derivatives, the favorable change in investment related gains and losses and growth in the DAC asset balances related to block growth offset by the strong equity market performance in 2017 compared to 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Policy and other operating expenses increased by $52 million to $156 million in 2017 from $104 million in 2016, primarily attributed to $28 million increase in stock compensation expense reflecting a benefit in 2016 attributed to the decline in share price of our peer subgroup used to value our common share price. The remaining increase was primarily attributed to growing our business and expanding our distribution channels.

Future policy and other policy benefits decreased by $10 million to $214 million in 2017 from $224 million in 2016, primarily attributable to a decrease in the change in AmerUs Closed Block fair value liability, partially offset by an unfavorable change in the rider reserves. The favorable change in the AmerUs Closed Block fair value liability of $59 million was primarily driven by the increase in unrealized gains on the underlying investments driven by higher unrealized gains in 2016 due to the decrease in U.S. treasury rates. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block. The unfavorable change in rider reserves of $41 million was primarily driven by the growth in the block of business and an increase related to the net change in FIA derivatives partially offset by the strong equity market performance in 2017 compared to 2016 resulting in increased index credits to policyholder accounts, which lowered the amount needed to fund the rider reserve.

Taxes

Income tax expense increased by $21 million to $22 million in 2017 from $1 million in 2016. The increase was primarily driven by the increase in income subject to U.S. income taxes of $54 million, or approximately $19 million of tax based on a 35% U.S. statutory rate.

Our effective tax rates were 6% in 2017 and 1% in 2016. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Results of Operations by Segment

The following summarizes our operating income, net of tax by segment:

	Three months ended March 31,
(In millions, except percentages)	2017	2016
Operating income, net of tax by segment
Retirement Services	$267	$197
Corporate and Other	(9)	(45)
Operating income, net of tax	$258	$152

Retirement Services operating ROE excluding AOCI	22.8%	19.7%

Retirement Services

Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure MYGAs, FIAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our funding agreements are included in our Retirement Services segment.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Operating Income, Net of Tax

Operating income, net of tax increased by $70 million, or 36%, to $267 million in 2017, from $197 million in 2016. Operating ROE excluding AOCI was 22.8%, up from 19.7% in the prior period. The increase in operating income, net of tax was primarily driven by an increase in net investment income from strong fixed income and other investment income and strong alternative investment income as well as favorable rider reserves and DAC amortization due to strong equity market performance partially offset by higher cost of crediting. The increase in net investment income was driven mainly by earnings from growth in invested assets of $5.8 billion, higher interest rates, the proceeds from a bond previously written down and strength in the alternatives portfolio. In 2016, fixed income and other investment income benefited from $45 million of bond call income from a large redemption partially offset by lower alternative investment income driven by lower credit fund income due to credit spreads widening. Cost of crediting was higher by $20 million due to growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs. Other liability costs were in line with prior year having benefited by approximately $40 million of rider reserve changes and favorable DAC amortization driven by strong equity market performance in 2017 compared to 2016 offset by growth in the block of business.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased $89 million primarily driven by a $55 million increase in fixed income and other investment income attributed earnings from growth in invested assets of $5.8 billion attributed to a strong increase in deposits over the prior twelve months, $14 million of proceeds on the recovery of a bond previously written down and higher income on floating rate securities related to an increase in interest rates, partially offset by lower bond call and mortgage prepayment income of $39 million related to a large redemption in 2016 of $45 million. The increase in alternative investment income was primarily driven by higher credit fund income due to credit spread tightening in 2017 compared to credit spreads widening in 2016.

Investment Margin on Deferred Annuities

	Three months ended March 31,
	2017	2016
Net investment earned rate	4.76%	4.59%
Cost of crediting	1.91%	1.96%
Investment margin on deferred annuities	2.85%	2.63%

Investment margin on deferred annuities increased by 22 basis points to 2.85% in 2017, from 2.63% in 2016. The increase in the investment margin on deferred annuities was driven by the increase in net investment earned rate of 17 basis points, showing strength in our investment portfolio, and a favorable decrease in cost of crediting of 5 basis points.

Net investment earned rate increased due to the increase in alternative investment income earned rate partially offset by a slight decrease in fixed income and other investment income earned rate. The alternative investments net investments earned rate increased to 10.58% in 2017, from 5.79% in 2016 driven by lower income in 2016 reflecting credit spread widening. The fixed income and other net investment earned rate decreased slightly in 2017, to 4.52% from 4.54% in 2016 primarily driven by lower bond call and mortgage prepayment income related to a large redemption of 30 basis points in 2016 partially offset by the proceeds from a bond previously written down and higher income on floating rate securities related to an increase in interest rates. The net investment earned rates continue to reflect impacts of holding approximately 29% of total invested assets in floating rate investments and 1% of invested assets in cash holdings to opportunistically capitalize on market dislocations.

Cost of crediting on deferred annuities decreased by 5 basis points to 1.91% in 2017, from 1.96% in 2016. The decrease in cost of crediting was driven by recent rate actions and lower option costs. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Operating Income (Loss), Net of Tax

Operating (loss), net of tax decreased by $36 million, or 80%, to $(9) million in 2017, from $(45) million in 2016. The decrease in operating (loss), net of tax was driven by an increase in alternative investment income attributed to lower credit fund income in 2016 due to credit spread widening and a decline in market value of public equity positions in one of our funds in 2016. This was partially offset by an $11 million unfavorable change in fair value within one of our funds in 2017. Results in the quarter for our German business were in line with those in the prior year.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $75.1 billion and $72.4 billion as of March 31, 2017 and December 31, 2016, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio, excluding investments of our German subsidiary, are managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing Athene’s portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $73.6 billion and $71.8 billion as of March 31, 2017 and December 31, 2016, respectively. AAM manages, directly and indirectly, approximately $67.4 billion and AAME and affiliates sub-advises approximately $4.9 billion, which in the aggregate constitute the vast majority of our investment portfolio as of March 31, 2017, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
Fixed maturity securities	$54,225	72.2%	$52,033	71.8%
Equity securities	422	0.6%	353	0.5%
Trading securities, at fair value	2,595	3.5%	2,581	3.6%
Mortgage loans, net of allowances	5,453	7.2%	5,470	7.5%
Investment funds	689	0.9%	689	1.0%
Policy loans	579	0.8%	602	0.8%
Funds withheld at interest	6,593	8.8%	6,538	9.0%
Derivative assets	1,708	2.3%	1,370	1.9%
Real estate	553	0.7%	542	0.7%
Short-term investments	166	0.2%	189	0.3%
Other investments	82	0.1%	81	0.1%
Total investments	73,065	97.3%	70,448	97.2%
Investment in related parties
AFS securities at fair value
Fixed maturity securities	361	0.5%	335	0.5%
Equity securities	—	—%	20	—%
Trading securities, at fair value	169	0.2%	195	0.3%
Investment funds	1,276	1.7%	1,198	1.7%
Other investments	238	0.3%	237	0.3%
Short-term investments	20	—%	—	—%
Total related party investments	2,064	2.7%	1,985	2.8%
Total investments, including related party	$75,129	100.0%	$72,433	100.0%

The increase in our total investments, including related parties, as of March 31, 2017 of $2.7 billion compared to December 31, 2016 was driven by unrealized gains on AFS securities including related parties, issuances of funding agreement backed notes, an increase in derivatives and reinvestment of earnings. Unrealized gains on investments were $516 million primarily attributed to credit spreads tightening during 2017. Derivative assets increased by $338 million primarily attributed to an increase in equity markets during 2017 as the S&P 500 index increased by 5.5%.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including mortgage and real estate funds, credit funds, private equity funds and hedge funds. We currently target investments that are fixed-income-like or income producing and that have embedded downside protection. We also prefer investment funds that have a high degree of co-investment, have a stated maturity value or have reduced volatility versus pure equity. A majority of our investments in traditional private equity investments and hedge funds are a result of the acquisition of Aviva USA, which had existing private equity and hedge fund investment portfolios at the time of acquisition. We also acquired certain investment funds from AAA Investor (which are classified as private equity investments and consolidated VIEs) as a one-time capital contribution by our largest shareholder in advance of the Aviva USA acquisition. With respect to investment fund portfolios that we receive in these transactions, we actively reinvest these investments in our preferred credit-oriented strategies over time as we liquidate these holdings.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

AFS fixed maturity securities are carried at fair value on our condensed consolidated balance sheets. Changes in fair value for our AFS portfolio, net of related DAC, DSI and VOBA amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. Declines in fair value that are other than temporary are recorded as realized losses in the condensed consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income.

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	0.1%
U.S. state, municipal, and political subdivisions	1,016	125	(1)	1,140	2.1%
Foreign governments	1,959	87	(15)	2,031	3.7%
Corporate	30,806	1,021	(260)	31,567	57.3%
CLO	5,039	34	(52)	5,021	9.1%
ABS	3,279	34	(53)	3,260	5.9%
CMBS	1,835	46	(21)	1,860	3.4%
RMBS	8,857	458	(29)	9,286	16.9%
Total fixed maturity securities	52,850	1,806	(431)	54,225	98.5%
Equity securities	381	42	(1)	422	0.8%
Total AFS securities	53,231	1,848	(432)	54,647	99.3%
Fixed maturity securities – related parties
CLO	304	3	(1)	306	0.6%
ABS	55	—	—	55	0.1%
Total fixed maturity securities – related party	359	3	(1)	361	0.7%
Equity securities – related party	—	—	—	—	—%
Total AFS securities – related parties	359	3	(1)	361	0.7%
Total AFS securities, including related parties	$53,590	$1,851	$(433)	$55,008	100.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2016
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	0.1%
U.S. state, municipal, and political subdivisions	1,024	117	(1)	1,140	2.2%
Foreign governments	2,098	143	(6)	2,235	4.2%
Corporate	29,433	901	(314)	30,020	57.0%
CLO	4,950	14	(142)	4,822	9.1%
ABS	2,980	25	(69)	2,936	5.6%
CMBS	1,835	38	(26)	1,847	3.5%
RMBS	8,731	313	(71)	8,973	17.0%
Total fixed maturity securities	51,110	1,552	(629)	52,033	98.7%
Equity securities	319	35	(1)	353	0.7%
Total AFS securities	51,429	1,587	(630)	52,386	99.4%
Fixed maturity securities – related parties
CLO	284	1	(6)	279	0.5%
ABS	57	—	(1)	56	0.1%
Total fixed maturity securities – related party	341	1	(7)	335	0.6%
Equity securities – related party	20	—	—	20	—%
Total AFS securities - related parties	361	1	(7)	355	0.6%
Total AFS securities, including related parties	$51,790	$1,588	$(637)	$52,741	100.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$11,167	20.5%	$10,645	20.3%
Financial	9,724	17.8%	9,156	17.5%
Utilities	6,843	12.5%	6,588	12.6%
Communication	2,313	4.2%	2,235	4.3%
Transportation	1,520	2.8%	1,396	2.7%
Total corporate	31,567	57.8%	30,020	57.4%
Other government-related securities
State, municipal and political subdivisions	1,140	2.1%	1,140	2.2%
Foreign governments	2,031	3.7%	2,235	4.3%
U.S. treasuries	60	0.1%	60	0.1%
Total non-structured securities	34,798	63.7%	33,455	64.0%
Structured securities
CLO	5,327	9.8%	5,101	9.7%
ABS	3,315	6.1%	2,992	5.7%
CMBS	1,860	3.4%	1,847	3.5%
RMBS
Agency	106	0.2%	112	0.2%
Non-agency	9,180	16.8%	8,861	16.9%
Total structured securities	19,788	36.3%	18,913	36.0%
Total fixed maturity securities, including related parties	$54,586	100.0%	$52,368	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial, and technology.

The fair value of our total fixed maturity securities, including related parties, was $54.6 billion and $52.4 billion as of March 31, 2017 and December 31, 2016, respectively. The increase was driven by unrealized gains on AFS securities including related parties attributed to credit spreads tightening during 2017 and issuances of funding agreement backed notes.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our German operations applying NRSRO ratings to map to NAIC ratings as noted above) is as follows:

	March 31, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$29,687	$30,635	56.2%	$29,477	$30,211	57.7%
2	19,677	20,109	36.8%	18,348	18,617	35.5%
Total investment grade	49,364	50,744	93.0%	47,825	48,828	93.2%
3	3,113	3,110	5.7%	2,871	2,812	5.4%
4	625	624	1.1%	647	622	1.2%
5	92	91	0.2%	87	82	0.2%
6	15	17	—%	21	24	—%
Total below investment grade	3,845	3,842	7.0%	3,626	3,540	6.8%
Total fixed maturity securities, including related parties	$53,209	$54,586	100.0%	$51,451	$52,368	100.0%

Substantially all of our AFS fixed maturity portfolio, 93.0% and 93.2% as of March 31, 2017 and December 31, 2016, respectively, was invested in assets considered investment grade with a NAIC rating of 1 or 2.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$19,069	34.8%	$18,791	35.9%
BBB	19,352	35.5%	18,002	34.4%
Non-rated[1]	5,936	10.9%	5,650	10.8%
Total investment grade	44,357	81.2%	42,443	81.1%
BB	3,349	6.1%	3,286	6.3%
B	1,286	2.4%	1,372	2.6%
CCC	2,438	4.5%	2,374	4.5%
CC and lower	2,576	4.7%	2,404	4.6%
Non-rated[1]	580	1.1%	489	0.9%
Total below investment grade	10,229	18.8%	9,925	18.9%
Total fixed maturity securities, including related parties	$54,586	100.0%	$52,368	100.0%

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

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 18.8% and 18.9% as of March 31, 2017 and December 31, 2016, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in ratings methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of March 31, 2017 and December 31, 2016, the non-rated securities shown above were comprised of 40% and 43%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 43% and 44%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and ratings assigned by the NAIC. As of March 31, 2017 and December 31, 2016, 91% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, student loans, insurance-linked securities, and corporate debt. These holdings were $3.3 billion and 3.0 billion as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, our ABS portfolio included approximately $3.0 billion (90% of the total) and $2.7 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC ratings, while approximately $2.8 billion (85% of the total) and $2.5 billion (85% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.3 billion and $5.1 billion as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, our CLO portfolio included approximately $4.3 billion (81% of the total) and $4.2 billion (83% of the total), respectively, of securities that are considered investment grade based on NAIC ratings while approximately $4.4 billion (83% of the total) and $4.2 billion (82% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $1.9 billion and $1.8 billion as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, our CMBS portfolio included approximately $1.8 billion (97% of the total) and $1.8 billion (97% of the total), respectively, of securities that are considered investment grade based on NAIC ratings while approximately $1.1 billion (61% of the total) and $1.1 billion (60% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which in general results in investment grade ratings by the NAIC given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our cost. These holdings were $9.3 billion and $9.0 billion as of March 31, 2017 and December 31, 2016, respectively.
A summary of our AFS RMBS portfolio by NAIC and NRSRO quality ratings is as follows:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,884	95.7%	$8,652	96.4%
2	197	2.1%	140	1.6%
Total investment grade	9,081	97.8%	8,792	98.0%
3	124	1.3%	96	1.1%
4	25	0.3%	29	0.3%
5	54	0.6%	54	0.6%
6	2	—%	2	—%
Total below investment grade	205	2.2%	181	2.0%
Total RMBS	$9,286	100.0%	$8,973	100.0%

NRSRO rating agency designation
AAA/AA/A	$325	3.5%	$345	3.8%
BBB	276	3.0%	245	2.7%
Non-rated[1]	2,708	29.1%	2,638	29.5%
Total investment grade	3,309	35.6%	3,228	36.0%
BB	443	4.8%	419	4.7%
B	524	5.6%	567	6.3%
CCC	2,336	25.2%	2,280	25.4%
CC and lower	2,569	27.7%	2,395	26.7%
Non-rated[1]	105	1.1%	84	0.9%
Total below investment grade	5,977	64.4%	5,745	64.0%
Total RMBS	$9,286	100.0%	$8,973	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security's respective NAIC rating.

A significant majority of our RMBS portfolio, 97.8% and 98.0% as of March 31, 2017 and December 31, 2016, respectively, was invested in assets considered investment grade by the NAIC, with a NAIC rating of 1 or 2. As NRSRO ratings are focused on the likelihood of recovery of all contractual payments including principal at par, instead of the recovery of the amortized cost, the portion considered investment grade by NRSRO rating agencies of 35.6% and 36.0% as of March 31, 2017 and December 31, 2016, respectively, were lower than the NAIC ratings. As we focus on acquiring RMBS assets with attractive entry prices, some of these assets have experienced deterioration in credit quality since their issuance, the vast majority of which we purchased after the deterioration. Many of these securities were acquired at a discount to par value that resulted in a statutory book price that yields an investment grade NAIC rating. As a result of deterioration in credit quality since issuance, these securities are generally considered below investment grade based on NRSRO ratings methodologies. As a result, we have a significant difference in the number of securities considered below investment grade when evaluated under the NRSRO ratings methodologies when compared with the ratings evaluated under the NAIC ratings methodology.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of March 31, 2017, our fixed maturity securities, including related parties, had a fair value of $54.6 billion, which was approximately 2.6% above amortized cost of $53.2 billion. As of December 31, 2016, our fixed maturity securities, including related parties, had a fair value of $52.4 billion, which was approximately 1.8% above amortized cost of $51.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC quality ratings:

	March 31, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Rating
NAIC designation
1	$6,573	$(198)	$6,375	97.0%	$30,635	(0.6)%
2	4,814	(154)	4,660	96.8%	20,109	(0.8)%
Total investment grade	11,387	(352)	11,035	96.9%	50,744	(0.7)%
3	1,569	(61)	1,508	96.1%	3,110	(2.0)%
4	221	(17)	204	92.3%	624	(2.7)%
5	37	(2)	35	94.6%	91	(2.2)%
6	4	—	4	100.0%	17	—%
Total below investment grade	1,831	(80)	1,751	95.6%	3,842	(2.1)%
Total	$13,218	$(432)	$12,786	96.7%	$54,586	(0.8)%

	December 31, 2016
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Rating
NAIC designation
1	$8,805	$(272)	$8,533	96.9%	$30,211	(0.9)%
2	6,156	(220)	5,936	96.4%	18,617	(1.2)%
Total investment grade	14,961	(492)	14,469	96.7%	48,828	(1.0)%
3	1,769	(103)	1,666	94.2%	2,812	(3.7)%
4	329	(35)	294	89.4%	622	(5.6)%
5	34	(6)	28	82.4%	82	(7.3)%
6	1	—	1	100.0%	24	—%
Total below investment grade	2,133	(144)	1,989	93.2%	3,540	(4.1)%
Total	$17,094	$(636)	$16,458	96.3%	$52,368	(1.2)%

The gross unrealized losses on AFS fixed maturity securities, including related parties, were $432 million and $636 million as of March 31, 2017 and December 31, 2016, respectively. The decrease in unrealized losses was driven by credit spreads tightening during 2017 resulting in an increase in unrealized gains.

As of March 31, 2017 and December 31, 2016, we held $3.8 billion and $3.6 billion, respectively, in energy sector fixed maturity securities, or 7% of the total fixed maturity securities in both periods, including related parties for each period. The gross unrealized capital losses on these securities were $45 million and $73 million, or 10% and 11% of the total unrealized losses, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the three months ended March 31, 2017, we recorded $1 million of OTTI losses, all of which related to ABS. Of the OTTI losses recognized during 2017, there were no OTTI losses related to the energy sector. During the three months ended March 31, 2016, we recorded $10 million of OTTI losses comprised of $5 million related to ABS, $3 million related to corporate fixed maturities and $2 million related to RMBS. Of the OTTI losses recognized during 2016, $3 million related to the energy sector. The annualized OTTI losses we have experienced for the three months ended March 31, 2017 and 2016, translate into 1 basis point and 6 basis points, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities are invested in securities with international exposure. As of March 31, 2017 and December 31, 2016, 32% of the carrying value of our fixed maturity securities, including related parties was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	March 31, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$486	$490	2.8%	$510	$516	3.1%
Italy	94	95	0.5%	90	92	0.6%
Spain	188	198	1.1%	175	190	1.1%
Total Portugal, Ireland, Italy, Greece and Spain[1]	768	783	4.4%	775	798	4.8%
Other Europe	6,682	6,830	39.6%	6,336	6,512	39.2%
Total Europe	7,450	7,613	44.0%	7,111	7,310	44.0%
Non-U.S. North America	7,434	7,497	43.4%	7,185	7,105	42.8%
Australia & New Zealand	1,233	1,263	7.3%	1,283	1,304	7.9%
Central & South America	461	482	2.8%	456	467	2.8%
Africa & Middle East	167	174	1.0%	164	167	1.0%
Asia/Pacific	220	226	1.3%	216	218	1.3%
Supranational	26	27	0.2%	26	27	0.2%
Total	$16,991	$17,282	100.0%	$16,441	$16,598	100.0%

1 As of each of March 31, 2017 and December 31, 2016, we had no holdings in Portugal or Greece.

Approximately 89.1% and 89.7% of these securities are investment grade by NAIC designation as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, 9% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our German Group Companies and 17% were invested in other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $783 million and $798 million as of March 31, 2017 and December 31, 2016, respectively, of exposure in these countries. As of March 31, 2017 and December 31, 2016, we had $228 million and $237 million, respectively, of exposure to sovereign issuers in Spain, Ireland and Italy as a result of investments acquired from the DLD acquisition in 2015.

The effects on our investments in non-U.S. securities as a result of Brexit is unknown at this time, but the effects of Brexit are likely to lead to greater volatility in global financial markets in the near term. As of March 31, 2017, we held United Kingdom and Channel Islands fixed maturity securities of $1.7 billion, or 3.0% of the total fixed maturities including related parties. As of March 31, 2017, these securities were in an unrealized gain position of $31 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Trading Securities

Trading securities, including related parties, were $2.8 billion as of each of March 31, 2017 and December 31, 2016, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Hotels	$998	18.3%	$1,025	18.7%
Retail	1,138	20.8%	1,135	20.7%
Office building	1,139	20.9%	1,217	22.2%
Industrial	682	12.5%	742	13.6%
Apartment	572	10.5%	616	11.3%
Other commercial [1]	450	8.3%	397	7.3%
Total net mortgage loans	4,979	91.3%	5,132	93.8%
Residential loans	474	8.7%	338	6.2%
Total mortgage loans, net of allowances	$5,453	100.0%	$5,470	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $5.5 billion as of each of March 31, 2017 and December 31, 2016. This included $1.5 billion of mezzanine mortgage loans for both periods. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2017, we had $17 million of mortgage loans that were 90 days past due and $18 million in the process of foreclosure. As of December 31, 2016, we had $21 million of mortgage loans that were 90 days past due and $20 million in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of March 31, 2017 and December 31, 2016, we had not recorded any new specific loan valuation allowances and we recorded no OTTI through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $2 million as of each of March 31, 2017 and December 31, 2016, attributable to loans acquired in connection with the acquisition of Aviva USA.

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with the following characteristics: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with debt-like characteristics, or alternatively, investments with reduced volatility when compared to pure equity; and (3) investments including some element of downside protection as compared to a pure directional investment. Our current investment funds and VIE holdings are significantly influenced by the contribution of certain investment funds from AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the condensed consolidated financial statements, and investment funds we acquired in the Aviva USA acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of March 31, 2017, the assets consisted of $275 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods. At the end of the third quarter of 2016, Norwegian Cruise Line Holdings Ltd. (NCLH) was distributed from CoInvest VI to NCL Athene, LLC (NCL LLC), whereby the investment is classified as an AFS security with any unrealized gains and losses recognized in AOCI, thereby reducing further volatility in our statement of income from this fund. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion of NCL LLC.

Our investment funds generally meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion on our investment funds that meet the criteria for consolidation and the accounting treatment for them.

The following table illustrates our consolidated VIE positions:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Available-for-sale securities
Equity securities	$191	19.8%	$161	17.5%
Trading securities	166	17.3%	167	18.1%
Investment funds	599	62.2%	573	62.2%
Cash and cash equivalents	2	0.2%	14	1.5%
Other assets	5	0.5%	6	0.7%
Total assets of consolidated VIEs	$963	100.0%	$921	100.0%

Liabilities of consolidated VIEs
Other liabilities	37	100.0%	34	100.0%
Total liabilities of consolidated VIEs	$37	100.0%	$34	100.0%

The assets of consolidated VIEs were $963 million and $921 million as of March 31, 2017 and December 31, 2016, respectively. The liabilities of consolidated VIEs were $37 million and $34 million as of March 31, 2017 and December 31, 2016, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$245	9.6%	$268	10.9%
Mortgage and real estate	143	5.6%	118	4.8%
Natural resources	5	0.2%	5	0.2%
Hedge funds	69	2.7%	72	2.9%
Credit funds	227	8.9%	226	9.2%
Total investment funds	689	27.0%	689	28.0%
Investment funds – related parties
Private equity – A-A Mortgage	366	14.3%	343	13.9%
Private equity	152	5.9%	131	5.3%
Mortgage and real estate	262	10.1%	247	10.1%
Natural resources	76	3.0%	49	2.0%
Hedge funds	180	7.0%	192	7.8%
Credit funds	240	9.4%	236	9.6%
Total investment funds – related parties	1,276	49.7%	1,198	48.7%
Investment funds owned by consolidated VIEs
Private equity – MidCap[1]	528	20.6%	524	21.3%
Credit funds	39	1.5%	38	1.6%
Mortgage and real assets	32	1.2%	11	0.4%
Total investment funds owned by consolidated VIEs	599	23.3%	573	23.3%
Total investment funds, including related parties and VIEs	$2,564	100.0%	$2,460	100.0%

[1] MidCap is an underlying investment of one of our consolidated VIE investment funds.

Overall, the total investment funds, including related parties and consolidated VIEs, were $2.6 billion and $2.5 billion as of March 31, 2017 and December 31, 2016, respectively. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rates and equity market risk. Interest rate risk represents the potential for changes in the investment fund's net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund's net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest and equity market risks expose us to potential volatility in our earnings year-over-year related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of March 31, 2017, the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income. The change in the embedded derivative in our reinsurance agreements are similar to a total return swap on the income generated by the underlying assets held by the ceding companies and is recorded in investment related gains (losses). Although we do not directly control the underlying investments in the funds withheld at interest, in each instance the ceding company has hired AAM to manage the withheld assets in accordance with our investment guidelines.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. state, municipal, and political subdivisions	$116	1.8%	$118	1.8%
Corporate	1,901	28.8%	1,800	27.6%
CLO	668	10.1%	591	9.0%
ABS	756	11.5%	736	11.3%
CMBS	288	4.4%	292	4.5%
RMBS	1,603	24.3%	1,551	23.7%
Equity securities	29	0.4%	29	0.4%
Mortgage loans	768	11.6%	773	11.8%
Investment funds	328	5.0%	329	5.0%
Derivative assets	58	0.9%	53	0.8%
Short-term investments	31	0.5%	80	1.2%
Cash and cash equivalents	61	0.9%	105	1.6%
Other assets and liabilities	(14)	(0.2)%	81	1.3%
Total funds withheld at interest	$6,593	100.0%	$6,538	100.0%

As of March 31, 2017 and December 31, 2016, we held $6.6 billion and $6.5 billion of funds withheld at interest receivables, respectively. Approximately 93.8% and 93.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2017 and December 31, 2016, respectively.

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

A presentation of our derivative instruments along with a discussion of the business strategy involved with our derivatives is included in Note 3 – Derivative Instruments to the condensed consolidated financial statements. This includes:

▪	a comprehensive description of the derivatives instruments as well as the strategies to manage risk;

▪	the notional amounts and estimated fair value by derivative instruments; and

▪	impacts on the condensed consolidated statement of net income.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	March 31, 2017				December 31, 2016
(In millions, except percentages)	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total
Corporate	$32,345	$1,789	$34,134	46.3%	$31,000	$1,682	$32,682	45.4%
CLO	5,978	—	5,978	8.1%	5,798	—	5,798	8.1%
Credit	38,323	1,789	40,112	54.4%	36,798	1,682	38,480	53.5%
RMBS	10,758	—	10,758	14.6%	10,619	—	10,619	14.8%
Mortgage loans	6,122	94	6,216	8.4%	6,145	95	6,240	8.7%
CMBS	2,187	—	2,187	3.0%	2,202	—	2,202	3.1%
Real estate held for investment	—	553	553	0.8%	—	542	542	0.8%
Real estate	19,067	647	19,714	26.8%	18,966	637	19,603	27.4%
ABS	4,187	—	4,187	5.7%	3,873	—	3,873	5.4%
Alternative investments	3,341	131	3,472	4.7%	3,297	128	3,425	4.8%
State, municipal, political subdivisions and foreign government	1,379	1,795	3,174	4.3%	1,387	1,936	3,323	4.6%
Equity securities	171	257	428	0.6%	199	185	384	0.5%
Unit linked assets	—	370	370	0.5%	—	363	363	0.5%
Short-term investments	188	—	188	0.3%	250	—	250	0.3%
U.S. government and agencies	30	29	59	0.1%	32	27	59	0.1%
Other investments	9,296	2,582	11,878	16.2%	9,038	2,639	11,677	16.2%
Cash and equivalents	896	113	1,009	1.4%	1,111	111	1,222	1.7%
Policy loans and other	645	215	860	1.2%	631	221	852	1.2%
Total invested assets	$68,227	$5,346	$73,573	100.0%	$66,544	$5,290	$71,834	100.0%

[1] Refer to Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $73.6 billion and $71.8 billion as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, our total invested assets were mainly comprised of 46.3% of corporate securities, 31.4% of structured securities, 8.4% of mortgage loans and 4.7% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $8.5 billion of private placements, which represented approximately 12% of our total U.S. and Bermuda invested assets. The increase in total invested assets as of March 31, 2017 from December 31, 2016 was primarily driven by issuances of funding agreement backed notes and reinvestment of earnings.

In managing our business we utilize invested assets as presented in the above table. Invested assets do not correspond to the total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Invested assets represent the investments that directly back our policyholder liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also deconsolidate any VIEs in order to show the net investment in the funds, which therefore are included in the alternative investments line above.

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

Invested assets is utilized by management to evaluate our investment portfolio. Invested asset figures are used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes our alternative investments:

	March 31, 2017		December 31, 2016
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$800	23.0%	$834	24.3%
Private equity – MidCap	528	15.2%	524	15.3%
Private equity – A-A Mortgage	449	12.9%	417	12.2%
Private equity – other	491	14.1%	519	15.2%
Mortgage and real assets	512	14.7%	470	13.7%
Hedge funds	297	8.7%	311	9.1%
Public equities	226	6.5%	215	6.3%
Natural resources and other real assets	169	4.9%	135	3.9%
Total alternative investments	$3,472	100.0%	$3,425	100.0%

Alternative investments were $3.5 billion and $3.4 billion as of March 31, 2017 and December 31, 2016, respectively, representing 4.7% and 4.8% of our total invested assets portfolio as of March 31, 2017 and December 31, 2016, respectively.

Alternative investments do not correspond to the total investment funds, including related parties and VIEs, on our condensed consolidated balance sheets. As discussed above in the invested assets section, we adjust the GAAP presentation for funds withheld and modco and de-consolidate VIEs. We also include CLO equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

Two of our largest alternative investments are in asset originators, MidCap and A-A Mortgage, both of which, from time to time, provide us with access to assets for our investment portfolio. As of March 31, 2017, we held equity positions in MidCap of $528 million. MidCap is a leading originator of senior debt capital in the middle-market with expertise in asset-backed loans, leveraged loans, real estate loans, discount loans and venture loans. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo. As of March 31, 2017, we held an equity position in A-A Mortgage of $449 million. A-A Mortgage has an indirect investment in AmeriHome, which originates RMLs and mortgage servicing rights.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for operating income, net of tax is included in the Consolidated Results of Operations section.

The reconciliation of AHL shareholders’ equity to AHL shareholders’ equity excluding AOCI included in the ROE excluding AOCI and operating income ROE excluding AOCI is as follows:

(In millions)	March 31, 2017	March 31, 2016
Total AHL shareholders' equity	$7,597	$5,638
Less: AOCI	673	(52)
Total AHL shareholders' equity excluding AOCI	$6,924	$5,690

Retirement Services	$4,853	$4,071
Corporate and Other	2,071	1,619
Total AHL shareholders' equity excluding AOCI	$6,924	$5,690

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2017		2016
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP net investment income	$786	4.32%	$692	4.10%
Reinsurance embedded derivative impacts	45	0.25%	36	0.21%
Net VIE earnings	11	0.06%	(16)	(0.09)%
Alternative income gain (loss)	(13)	(0.07)%	(32)	(0.19)%
Held for trading amortization	(15)	(0.08)%	—	—%
Total adjustments to arrive at net investment earnings/earned rate	28	0.16%	(12)	(0.07)%
Total net investment earnings/earned rate	$814	4.48%	$680	4.03%

Retirement Services	$780	4.76%	$691	4.59%
Corporate and Other	34	1.88%	(11)	(0.62)%
Total net investment earnings/earned rate	$814	4.48%	$680	4.03%

Retirement Services average invested assets	$65,580		$60,259
Corporate and Other average invested assets	7,123		7,153
Consolidated average invested assets	$72,703		$67,412

The reconciliation of interest sensitive contract benefits to Retirement Services' cost of crediting on deferred annuities, and the respective rates, is as follows:

	Three months ended March 31,
	2017		2016
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$696	5.05%	$253	2.03%
Interest credited other than deferred annuities	(30)	(0.22)%	(29)	(0.23)%
FIA option costs	145	1.04%	136	1.11%
Product charges (strategy fees)	(17)	(0.12)%	(11)	(0.09)%
Reinsurance embedded derivative impacts	9	0.07%	6	0.05%
Change in fair value of embedded derivatives – FIAs	(534)	(3.87)%	(136)	(1.10)%
Negative VOBA amortization	12	0.09%	9	0.07%
Unit linked change in reserves	(18)	(0.13)%	15	0.12%
Total adjustments to arrive at cost of crediting on deferred annuities	(433)	(3.14)%	(10)	(0.07)%
Retirement Services cost of crediting on deferred annuities	$263	1.91%	$243	1.96%

Average account value	$55,154		$49,626

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	March 31, 2017	December 31, 2016
Total investments, including related parties	$75,129	$72,433
Derivative assets	(1,708)	(1,370)
Cash and cash equivalents (including restricted cash)	2,636	2,502
Accrued investment income	575	554
Payables for collateral on derivatives	(1,681)	(1,383)
Reinsurance funds withheld and modified coinsurance	(410)	(414)
VIE assets, liabilities and noncontrolling interest	926	886
AFS unrealized (gain) loss	(1,561)	(1,030)
Ceded policy loans	(333)	(344)
Total adjustments to arrive at invested assets	(1,556)	(599)
Total invested assets	$73,573	$71,834

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	March 31, 2017	December 31, 2016
Investment funds, including related parties and VIEs	$2,564	$2,460
CLO equities included in trading securities	218	260
Investment funds within funds withheld at interest	328	329
Royalties, other assets included in other investments and other assets	82	81
Net assets of the VIE, excluding investment funds	280	295
Total adjustments to arrive at alternative investments	908	965
Alternative investments	$3,472	$3,425

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	March 31, 2017	December 31, 2016
Total liabilities	$81,623	$79,814
Derivative liabilities	(32)	(40)
Payables for collateral on derivatives	(1,681)	(1,383)
Funds withheld liability	(382)	(380)
Other liabilities	(999)	(685)
Liabilities of consolidated VIEs	(37)	(34)
Reinsurance ceded receivables	(5,960)	(6,001)
Policy loans ceded	(333)	(344)
Other	3	4
Total adjustments to arrive at reserve liabilities	(9,421)	(8,863)
Total reserve liabilities	$72,202	$70,951

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of March 31, 2017 was approximately $45.6 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Along with these liquid assets, in periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have an additional liquidity cushion through a $1.0 billion revolving credit facility, which is undrawn as of the date hereof. In addition, through our membership in the FHLBDM and the FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

We perform a number of stress tests and analyses to assess our ability to meet our cash flow requirements, as well as the ability of our reinsurance and insurance subsidiaries to meet their collateral obligations. Among these analyses, we manage to the following ALM limits:

•
our projected net cumulative cash flows, including both new business and target levels of new investments under a “plan scenario” and a “moderately severe scenario” event, are non-negative over a rolling 12-month horizon;

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of March 31, 2017 and December 31, 2016, approximately 86% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2017 and December 31, 2016, approximately 73% of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2017	2016
Net income	$373	$87
Non-cash revenues and expenses	56	301
Net cash provided by operating activities	429	388

Sales, maturities, and repayment of investments	3,688	3,158
Purchases and acquisitions of investments	(5,185)	(3,176)
Other investing activities	357	133
Net cash (used in) provided by investing activities	(1,140)	115

Capital contributions	—	1
Deposits on investment-type policies and contracts	1,925	784
Withdrawals on investment-type policies and contracts	(1,403)	(1,185)
Net changes of cash collateral posted for derivative transactions	298	(106)
Other financing activities	(7)	10
Net cash provided by (used in) financing activities	813	(496)
Effect of exchange rate changes on cash and cash equivalents	4	10
Net increase in cash and cash equivalents[1]	$106	$17

[1] Includes cash and cash equivalents of consolidated VIEs

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, operating expenses and tax expenses. Our operating activities generated cash flows totaling $429 million and $388 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2017 compared to 2016 was primarily driven by the increase in net investment income reflecting an increase in our investment portfolio attributed to the strong growth in deposits over the prior twelve months.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $1.1 billion for the three months ended March 31, 2017 and provided cash flows totaling $115 million for the three months ended March 31, 2016. The change in cash used in investing activities for the three months ended March 31, 2017 compared to 2016 was primarily attributed to the purchase of investments related to the increase in deposits over withdrawals and maturities and reinvestment of earnings.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $813 million for the three months ended March 31, 2017, and used cash flows totaling $496 million for the three months ended March 31, 2016. The change in cash provided from financing activities for the three months ended March 31, 2017 was primarily attributed to the increase in deposits over withdrawals and maturities and the favorable change in cash collateral posted for derivative transactions.

Holding Company Liquidity

AHL is a holding company whose primary liquidity needs include the cash-flow requirements of its insurance subsidiaries to support retail annuity sales, reinsurance transactions, acquisition opportunities and new investments, and interest payments. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations. As of March 31, 2017, AHL had no financial leverage.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Subject to these limitations, the U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In addition, dividends from U.S. insurance subsidiaries to AHL would result in a 30% withholding tax. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to AHL. ALV and APK (the life insurance entities of our German Group Companies) are regulated by BaFin. ALV and APK are restricted as to the payment of dividends pursuant to calculations, which are based upon the analysis of current euro swap rates against existing policyholder guarantees. As of March 31, 2017, ALV and APK did not exceed this threshold and, therefore, no amounts are available for distribution to AHL. As a result, dividends from ALRe are projected to be the primary source of AHL’s liquidity.

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

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and the FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $31 million and $40 million of FHLB common stock as of March 31, 2017 and December 31, 2016, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of March 31, 2017 or December 31, 2016.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, we have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2017 and December 31, 2016, we had an aggregate of $459 million and $691 million, respectively, of outstanding FHLB funding agreements. Refer to Note 13 – Commitments and Contingencies to the condensed consolidated financial statements for details of issued funding agreements and related collateral.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member's total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2017 and December 31, 2016, the total maximum borrowings under the FHLBDM facility were limited to $14.4 billion and $14.0 billion, respectively. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. We estimate that as of each of March 31, 2017 and December 31, 2016, we had the ability to draw up to a total of approximately $4.2 billion and $4.5 billion, inclusive of borrowings then outstanding. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Capital Resources

As of December 31, 2016 and 2015, our U.S. insurance companies' TAC, as defined by the NAIC, was $1.8 billion and $1.7 billion, respectively, and our ALRe statutory capital as defined by the BMA, was $6.1 billion and $5.7 billion, respectively. As of December 31, 2016 and 2015, our U.S. RBC ratio was 478% and 552%, respectively, and our BSCR ratio was 228% and 323%, respectively, all above our internal targets. The change in our U.S. RBC as of December 31, 2016 compared to December 31, 2015 was primarily driven by our investment of capital to organically grow our retail channel, which increased significantly during 2016. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to ACL. Our TAC was significantly in excess of all regulatory standards and above our internal targets as of March 31, 2017, December 31, 2016 and 2015, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Effective January 1, 2016, in connection with the implementation of its broader regulatory regime, the BMA integrated the EBS framework into the determination of BSCR. The European Commission has granted the BMA's regulatory regime for reinsurance, group solvency calculation and group supervision full equivalence to Solvency II. Under the EBS framework, ALRe's assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $4.4 billion resulting in a BSCR ratio of 228%, as of December 31, 2016. Although the calculation of the ECR was unchanged from prior year, the BSCR ratios for December 31, 2016 and 2015 are not comparable as the 2015 calculation applied to ALRe's statutory capital and the 2016 calculation now applies to the EBS capital and surplus. Consistent with the previous regime the MRC ratio to be considered solvent by the BMA is 100%. As of March 31, 2017, December 31, 2016 and 2015, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2016 and 2015, our ALRe RBC ratio was 529% and 468%, respectively, both above our internal targets. Our German Group Companies adhere to the regulatory capital requirements set forth by BaFin. Our German Group Companies held the appropriate capital to adhere to these regulatory standards as of December 31, 2016. Effective January 1, 2016, our German Group Companies became subject to Solvency II MCR requirements interpreted by the relevant regulatory authorities. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as operating with excess capital, provides us the opportunity to take advantage of market dislocations as they arise.

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

As of March 31, 2017, there have been no significant changes to contractual obligations since December 31, 2016. See Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

Other

In the normal course of business, we invest in various investment funds which are considered VIEs, and we consolidate a VIE when we are considered the primary beneficiary of the entity. For further discussion of our involvement with VIEs, see Note 4 – Variable Interest Entities to the condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2016 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•	fair value of investments;

•	impairment of investments and valuation allowances;

•	future policy benefit reserves;

•	derivatives valuation, including embedded derivatives;

•	deferred acquisition costs, deferred sales inducements and value of business acquired;

•	stock-based compensation;

•	consolidation of VIEs; and

•	valuation allowances on deferred tax assets.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report.

See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements included in Part I—Item 1. Financial Statements for adoption of new and future accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and to a lesser extent, equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2016 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2016 Annual Report.

Item 4.    Controls and Procedures

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

For a description of certain legal proceedings affecting us, refer to Note 13 – Commitments and Contingencies to the condensed consolidated financial statements.

Item 1A.    Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect our business or operations described in Part I—Item 1A. Risk Factors of our 2016 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in our 2016 Annual Report.

Risks Relating to Our Business

The following updates and replaces the second and fourth paragraphs of the similarly named risk factor included in our 2016 Annual Report.

We rely significantly on third parties for investment services and certain other services related to our policies, and we may be held responsible for obligations that arise from the acts or omission of third parties under their respective agreements with us if they are deemed to have acted on our behalf.

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain their products to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation. In addition, as a result of our acquisitions, we rely on TPAs to administer a portion of our annuity contracts, as well as a small amount of legacy life insurance business. We currently rely on these TPAs to administer a number of our policies. Some of our reinsurers also use TPAs to administer business reinsured to them by us. To the extent any of these TPAs do not administer such business appropriately, we may experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions, which could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation. Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the Aviva USA life insurance policies reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s life systems that were also converted to and are being administered by the same TPA. As a result of these increased complaints and service-related issues, our U.S. insurance subsidiaries may be subject to increased regulatory scrutiny, including fines and penalties, and policyholder litigation. Recently, the New York State Department of Financial Services notified us that it intends to undertake a market conduct examination of Athene Life Insurance Company of New York, the primary purpose of which is to review the treatment of policyholders subject to our reinsurance agreements with First Allmerica Financial Life Insurance Company, including the administration of such business by a TPA. Additionally, if any of our TPAs fails to perform in accordance with our standards, we may incur additional costs in connection with finding and retaining new TPAs, which may divert the time and attention of our senior management from our business.

Further, on April 6, 2016, the DOL issued a new regulation which imposes upon third parties who sell annuities within ERISA plans or to individual retirement account IRA holders a fiduciary duty to the retirement investor. For the year ended December 31, 2016, of our total deposits of $8.8 billion from our organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. The requirements of the regulation were scheduled to begin to be implemented on April 10, 2017, with full implementation on January 1, 2018; however, the DOL has published an amendment to the regulation that delays the applicability date for 60 days to allow the DOL to review the potential impact of the regulation on the ability of Americans to gain access to retirement information and financial advice in accordance with an executive memorandum signed by President Trump on February 3, 2017. In addition to delaying the applicability date of the DOL regulation, the DOL revised certain prohibited transaction exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the DOL regulation is required. The DOL also opened a 45-day comment period, which closed on April 17, 2017, to collect responses to the questions raised in the executive memorandum. We anticipate a possible replacement of the regulation that is less burdensome but still requires sales to be in the best interest of clients. However, such a change is not guaranteed, and we continue to move forward in preparation for the delayed applicability date and full implementation on January 1, 2018, assuming the regulation remains unchanged.

Risks Relating to Insurance and Other Regulatory Matters

The following updates and replaces the specified paragraphs of the similarly named sections of the risk factor entitled “Changes in the laws and regulations governing the insurance industry or otherwise applicable to our business, including the DOL fiduciary regulation, may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects” included in our 2016 Annual Report. There have been no material changes to other sections of such risk factor, which include: “Non-Bank SIFIs,” “FIAs,” “U.S. Consumer Protection Laws and Privacy and Data Security Regulation,” and “NAIC.”

U.S. Federal Oversight

The following updates and replaces the third paragraph of the “U.S. Federal Oversight” subsection included within the 2016 Annual Report:
On April 6, 2016, the DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption, referred to as BICE, to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The April 10, 2017 applicability date for the DOL regulation has been delayed to June 9, 2017, in response to a recent memorandum issued to the DOL by President Trump. In addition to delaying the applicability date of the DOL regulation, the DOL revised both exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of the prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the DOL regulation is required. For the year ended December 31, 2016, of Athene’s total deposits of approximately $8.8 billion from its organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. We cannot predict with any certainty the impact of the new regulation and exemptions, but the regulation and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the DOL regulation could have an adverse effect on our ability to write new business. The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted may affect the distribution of our products. Should the SEC rules, if adopted, not align with the finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

Regulation of Over-The-Counter (“OTC”) Derivatives

The following updates and replaces the third paragraph of the “Regulation of Over-The-Counter (“OTC”) Derivatives subsection included within the 2016 Annual Report:

The Dodd-Frank Act and the CFTC rules thereunder require us, in connection with certain swap transactions, to comply with mandatory clearing and on-facility trade execution requirements, and it is anticipated that the types of swaps subject to these requirements will be expanded over time. In addition, new regulations require us to comply with mandatory minimum margin requirements for uncleared swaps and, in some instances, uncleared security-based swaps. Uncleared swap variation margin regulations issued by U.S. bank prudential regulators, the CFTC and regulators in certain other jurisdictions, such as the European Union and Canada, generally took effect on March 1, 2017. These regulations require market participants to enter into agreements consistent with the requirements thereunder and a failure to do so could result in trading disruptions. Derivative clearing requirements and mandatory margin requirements could increase the cost of our risk mitigation and could have other implications. For example, increased margin requirements, combined with netting restrictions and restrictions on securities that qualify as eligible collateral, could reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. In addition, the requirement that certain trades be centrally cleared through clearinghouses subjects us to documentation that is significantly more counterparty-favorable and may entitle counterparties to unilaterally change such terms as trading limits and the amount of margin required. The ability of any such counterparty to take such actions could create trading disruptions and liquidity concerns. Finally, the requirement that certain trades be centrally cleared through clearinghouses concentrates counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to anticipate or identify all actual risks related to the default of a clearinghouse.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended March 31, 2017 are set forth below:

Period	(a) Total number of shares purchased[2]	(b) Average price paid per share[2]	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
January 1 – January 31, 2017	30,444	$47.99	—	$—
February 1 – February 28, 2017	719	$51.27	—	$—
March 1 – March 31, 2017	3,277	$49.97	—	$—

1 As of March 31, 2017, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.
[2] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: May 11, 2017	/s/ Martin P. Klein
Martin P. Klein
Chief Financial Officer
(principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Subscription Agreement, dated as of April 14, 2017, between AGER Bermuda Holding Ltd. and Apollo Principal Holdings IX, L.P.
10.2	Subscription Agreement, dated as of April 14, 2017, between AGER Bermuda Holding Ltd. and Palmetto Athene Holdings (Cayman), L.P.
10.3	Side Letter, dated as of April 14, 2017, between AGER Bermuda Holding Ltd. and Palmetto Athene Holdings (Cayman), L.P.
10.4	Subscription Agreement, dated as of April 14, 2017, between AGER Bermuda Holding Ltd. and Apollo/Cavenham European Managed Account II, L.P.
10.5	Voting Consent Letter, dated as of April 14, 2017, by Apollo Palmetto Athene Partnership, L.P. to Apollo Management Holdings, L.P.
10.6	Voting Consent Letter, dated as of April 14, 2017, by Cavenham Diversifier to Apollo Management Holdings, L.P.
10.7	Subscription Agreement, dated as of April 14, 2017, between AGER Bermuda Holding Ltd. and Procific.
10.8	Side Letter, dated as of April 14, 2017, between AGER Bermuda Holding Ltd. and Procific.
10.9	Side Letter, dated as of April 14, 2017, among Apollo Principal Holdings IX, L.P., Athene Holding Ltd. and Procific.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.