Form 10-Q
period 2017-06-30
Athene Holding Ltd
filed 2017-08-10
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of June 30, 2017:

	Class A common shares	119,510,182	Class M-2 common shares	867,923
	Class B common shares	70,092,560	Class M-3 common shares	1,267,000
	Class M-1 common shares	3,388,890	Class M-4 common shares	4,941,705

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

As used in this Form 10-Q, unless the context otherwise indicates, any reference to "Athene," "our Company," "the Company," "us," "we" and "our" refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to "AHL" refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (report), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. There can be no assurance that actual developments will be those anticipated by us. In addition, even if our consolidated results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II—Item 1A. Risk Factors included in this report and Part I—Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;

•	interest rate fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	changes in relationships with important parties in our product distribution network;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	foreign currency fluctuations;

•	the impact of changes to the creditworthiness of our reinsurance and derivative counterparties;

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	introduction of the proposed European Union financial transaction tax;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Athene Holding Ltd. and Related Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, LP
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company, formerly known as Liberty Life Insurance Company, the parent insurance company of our U.S. insurance subsidiaries
AAIA	Athene Annuity and Life Company, formerly known as Aviva Life and Annuity Company
AAM	Athene Asset Management, L.P.
AAME	Apollo Asset Management Europe, LLP (together with certain of its affiliates)
ADKG	Athene Deutschland Holding GmbH & Co. KG
AGER	AGER Bermuda Holding Ltd.
AHL	Athene Holding Ltd.
ALIC	Athene Life Insurance Company
ALRe	Athene Life Re Ltd.
ALV	Athene Lebensversicherung AG, formerly known as Delta Lloyd Lebensversicherung AG
AmeriHome	AmeriHome Mortgage Company, LLC
APK	Athene Pensionskasse AG, formerly known as Delta Lloyd Pensionskasse AG
Apollo	Apollo Global Management, LLC
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
Bermuda capital
The capital of ALRe calculated under U.S. statutory accounting principles, including that for policyholder reserve liabilities which are subjected to U.S. cash flow testing requirements, but excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves

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

Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our FIAs, option costs, presented on an annualized basis for interim periods
DAC	Deferred acquisition costs
Deferred annuities	FIAs, annual reset annuities and MYGAs
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	Fixed rate annuity is an insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GLWB	Guaranteed living withdrawal benefits
GMDB	Guaranteed minimum death benefits
IMO	Independent marketing organization
Invested assets
The sum of (a) total investments on the consolidated balance sheet with AFS securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities' assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions)

Investment margin
Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods

LIMRA	Life Insurance and Market Research Association
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
NAIC	National Association of Insurance Commissioners

Term or Acronym	Definition
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period, presented on an annualized basis for interim periods
Other liability costs
Other liability costs include DAC, DSI and VOBA amortization and change in GLWB and GMDB reserves for all products, the cost of liabilities on products other than deferred annuities including offsets for premiums, product charges and other revenues

OTTI	Other-than-temporary impairment
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Reserve liabilities
The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverables, excluding policy loans ceded. Reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements

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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2017	December 31, 2016
Assets
Investments
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $54,775 and 2016 – $51,110)	$56,813	$52,033
Equity securities (cost: 2017 – $379 and 2016 – $319)	429	353
Trading securities, at fair value	2,692	2,581
Mortgage loans, net of allowances (portion at fair value: 2017 – $43 and 2016 – $44)	6,024	5,470
Investment funds (portion at fair value: 2017 – $94 and 2016 – $99)	697	689
Policy loans	579	602
Funds withheld at interest (portion at fair value: 2017 – $279 and 2016 – $140)	6,834	6,538
Derivative assets	1,808	1,370
Real estate (portion held for sale: 2017 – $26 and 2016 – $23)	597	542
Short-term investments, at fair value (cost: 2017 – $106 and 2016 – $189)	106	189
Other investments	91	81
Total investments	76,670	70,448
Cash and cash equivalents	3,478	2,445
Restricted cash	105	57
Investments in related parties
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $334 and 2016 – $341)	337	335
Equity securities (cost: 2017 – $0 and 2016 – $20)	—	20
Trading securities, at fair value	166	195
Investment funds (portion at fair value: 2017 – $22 and 2016 – $0)	1,260	1,198
Short-term investments, at fair value (cost: 2017 – $28 and 2016 – $0)	28	—
Other investments	238	237
Accrued investment income (related party: 2017 – $9 and 2016 – $9)	566	554
Reinsurance recoverable (portion at fair value: 2017 – $1,782 and 2016 – $1,692)	5,958	6,001
Deferred acquisition costs, deferred sales inducements and value of business acquired	2,886	2,940
Current income tax recoverable	29	107
Deferred tax assets	55	372
Other assets	824	869
Assets of consolidated variable interest entities
Investments
Available-for-sale securities, at fair value
Equity securities – related party (cost: 2017 – $143 and 2016 – $143)	206	161
Trading securities, at fair value – related party	185	167
Investment funds (related party: 2017 – $583 and 2016 – $562; portion at fair value: 2017 – $561 and 2016 – $562)	595	573
Cash and cash equivalents	2	14
Other assets	6	6
Total assets	$93,594	$86,699
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)	June 30, 2017	December 31, 2016
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (portion at fair value: 2017 – $7,619 and 2016 – $6,574)	$64,911	$61,532
Future policy benefits (portion at fair value: 2017 – $2,433 and 2016 – $2,400)	15,481	14,592
Other policy claims and benefits	205	217
Dividends payable to policyholders	980	974
Derivative liabilities	63	40
Payables for collateral on derivatives	1,860	1,383
Funds withheld liability (portion at fair value: 2017 – $15 and 2016 – $6)	391	380
Other liabilities (related party: 2017 – $63 and 2016 – $56)	1,374	688
Liabilities of consolidated variable interest entities	45	34
Total liabilities	85,310	79,840
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2017 and 2016 – 425,000,000 shares; issued and outstanding: 2017 – 119,510,182 and 2016 – 77,319,381 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2017 and 2016 – 325,000,000 shares; issued and outstanding: 2017 – 70,092,560 and 2016 – 111,805,829 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,109,560 shares; issued and outstanding: 2017 – 3,388,890 and 2016 – 3,474,205 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 5,000,000 shares; issued and outstanding: 2017 – 867,923 and 2016 – 1,067,747 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 1,267,000 and 2016 – 1,346,300 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 4,941,705 and 2016 – 5,397,802 shares	—	—
Additional paid-in capital	3,452	3,421
Retained earnings	3,772	3,070
Accumulated other comprehensive income (related party: 2017 – $66 and 2016 – $12)	1,060	367
Total Athene Holding Ltd. shareholders' equity	8,284	6,858
Noncontrolling interest	—	1
Total equity	8,284	6,859
Total liabilities and equity	$93,594	$86,699
(Concluded)
See accompanying notes to unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Premiums	$379	$60	$431	$120
Product charges	85	69	166	135
Net investment income (related party investment income of $73 and $57 for the three months ended and $129 and $102 for the six months ended June 30, 2017 and 2016, respectively, and related party investment expense of $76 and $72 for the three months ended and $154 and $153 for the six months ended June 30, 2017 and 2016, respectively)	821	700	1,607	1,394
Investment related gains (losses) (related party of $3 and $(9) for the three months ended and $(8) and $(30) for the six months ended June 30, 2017 and 2016, respectively)	460	227	1,142	143
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(12)	(2)	(12)	(24)
Other-than-temporary impairment losses recognized in other comprehensive income	1	(9)	—	3
Net other-than-temporary impairment losses	(11)	(11)	(12)	(21)
Other revenues	8	9	16	17
Revenues of consolidated variable interest entities
Net investment income (related party of $10 and $14 for the three months ended and $20 and $17 for the six months ended June 30, 2017 and 2016, respectively)	10	22	20	33
Investment related gains (losses) (related party of $11 and $(23) for the three months ended and $12 and $(37) for the six months ended June 30, 2017 and 2016, respectively)	11	(31)	12	(54)
Total revenues	1,763	1,045	3,382	1,767
Benefits and Expenses
Interest sensitive contract benefits	553	335	1,245	590
Amortization of deferred sales inducements	11	2	29	6
Future policy and other policy benefits	578	258	792	482
Amortization of deferred acquisition costs and value of business acquired	67	61	171	90
Dividends to policyholders	49	13	81	30
Policy and other operating expenses (related party of $2 and $8 for the three months ended and $6 and $8 for the six months ended June 30, 2017 and 2016, respectively)	168	163	321	267
Operating expenses of consolidated variable interest entities	—	5	—	9
Total benefits and expenses	1,426	837	2,639	1,474
Income before income taxes	337	208	743	293
Income tax expense	11	15	33	15
Net income	326	193	710	278
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income available to Athene Holding Ltd. shareholders	$326	$193	$710	$278

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4[1]	$1.66	$1.04	$3.66	$1.50
Diluted – Class A	1.65	1.04	3.59	1.49
Diluted – Class B	1.66	1.04	3.66	1.50
Diluted – Class M-1[1]	1.66	N/A	3.66	N/A
Diluted – Class M-2[1]	1.64	N/A	1.80	N/A
Diluted – Class M-3[1]	1.00	N/A	1.08	N/A
Diluted – Class M-4[1]	0.76	N/A	0.98	N/A

N/A – Not applicable
[1] Basic and diluted earnings per share for Class M-1, M-2, M-3 and M-4 were applicable only for the periods ended June 30, 2017. Refer to Note 9 – Earnings Per Share for further discussion.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Net income	$326	$193	$710	$278
Other comprehensive income, before tax
Change in unrealized investment gains on available for sale securities	582	903	1,001	1,206
Change in noncredit component of other-than-temporary impairment losses, available-for-sale	(1)	9	—	(3)
Comprehensive income (loss) on hedging instruments	(33)	3	(38)	(7)
Comprehensive income (loss) on pension adjustments	(1)	—	(1)	(1)
Comprehensive gain (loss) on foreign currency translation adjustments	8	(3)	10	—
Other comprehensive income, before tax	555	912	972	1,195
Income tax expense related to other comprehensive income	168	291	279	389
Other comprehensive income, after tax	387	621	693	806
Comprehensive income	713	814	1,403	1,084
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income available to Athene Holding Ltd. shareholders	$713	$814	$1,403	$1,084

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$—	$3,281	$2,308	$(237)	$5,352	$1	$5,353
Net income	—	—	278	—	278	—	278
Other comprehensive income	—	—	—	806	806	—	806
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	8	—	—	8	—	8
Retirement or repurchase of shares	—	(14)	(5)	—	(19)	—	(19)
Balance at June 30, 2016	$—	$3,276	$2,581	$569	$6,426	$1	$6,427

Balance at December 31, 2016	$—	$3,421	$3,070	$367	$6,858	$1	$6,859
Net income	—	—	710	—	710	—	710
Other comprehensive income	—	—	—	693	693	—	693
Stock-based compensation	—	31	—	—	31	—	31
Retirement or repurchase of shares	—	—	(8)	—	(8)	—	(8)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at June 30, 2017	$—	$3,452	$3,772	$1,060	$8,284	$—	$8,284

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$710	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	171	90
Amortization of deferred sales inducements	29	6
Amortization (accretion) of net investment premiums, discounts, and other	(101)	(103)
Stock-based compensation	29	14
Net investment income (related party: 2017 – $(43) and 2016 – $(12))	(43)	14
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $3 and 2016 – $25)	(882)	13
Policy acquisition costs deferred	(248)	(245)
Deferred income tax expense	31	17
Changes in operating assets and liabilities:
Accrued investment income	(9)	15
Interest sensitive contract liabilities	1,140	611
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	387	(20)
Current income tax recoverable	78	38
Funds withheld assets and liabilities	(222)	(60)
Other assets and liabilities	15	(19)
Consolidated variable interest entities related:
Amortization (accretion) of net investment premiums, discounts, and other	—	2
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $(12) and 2016 – $37)	(12)	53
Net cash provided by operating activities	1,073	704
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2017	2016
Cash flows from investing activities
Sales, maturities, and repayments of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $73 and 2016 – $10)	$5,987	$4,423
Equity securities (related party: 2017 – $22 and 2016 – $0)	331	280
Trading securities (related party: 2017 – $26 and 2016 – $24)	207	358
Mortgage loans	632	316
Investment funds (related party: 2017 – $172 and 2016 – $117)	221	151
Derivative instruments and other invested assets	713	119
Short-term investments (related party: 2017 – $0 and 2016 – $55)	226	307
Purchases of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $(64) and 2016 – $0)	(9,111)	(4,122)
Equity securities	(352)	(82)
Trading securities (related party: 2017 – $0 and 2016 – $(33))	(206)	(482)
Mortgage loans	(1,184)	(496)
Investment funds (related party: 2017 – $(179) and 2016 – $(131))	(227)	(170)
Derivative instruments and other invested assets	(376)	(322)
Real estate	(13)	(21)
Short-term investments (related party: 2017 – $(28) and 2016 – $0)	(177)	(462)
Consolidated variable interest entities related:
Sales, maturities, and repayments of investments (related party: 2017 – $7 and 2016 – $4)	7	9
Purchases of investments (related party: 2017 – $(22) and 2016 – $(10))	(22)	(10)
Change in restricted cash	—	(9)
Cash settlement of derivatives	4	19
Change in restricted cash	(48)	38
Other investing activities, net	748	123
Net cash used in investing activities	(2,640)	(33)
Cash flows from financing activities
Capital contributions	—	1
Deposits on investment-type policies and contracts	4,727	2,059
Withdrawals on investment-type policies and contracts	(2,607)	(2,293)
Payments for coinsurance agreements on investment-type contracts, net	(15)	(48)
Net change in cash collateral posted for derivative transactions	477	(123)
Repurchase of common stock	(8)	(1)
Other financing activities, net	(5)	331
Net cash provided by (used in) financing activities	2,569	(74)
Effect of exchange rate changes on cash and cash equivalents	19	(4)
Net increase in cash and cash equivalents	1,021	593
Cash and cash equivalents at beginning of year[1]	2,459	2,720
Cash and cash equivalents at end of period[1]	$3,480	$3,313

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements	$385	$2,213
Withdrawals on investment-type policies and contracts through reinsurance agreements	285	166
Investments received from settlements on reinsurance agreements	36	—

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

We conduct business primarily through the following consolidated subsidiaries:

•	Athene Life Re Ltd. (ALRe), a Bermuda exempted company to which AHL's other insurance subsidiaries and third party ceding companies directly and indirectly reinsure a portion of their liabilities;

•	Athene USA Corporation, an Iowa corporation and its subsidiaries (Athene USA); and

•	AGER Bermuda Holding Ltd. and its subsidiaries (AGER), which includes Athene Deutschland GmbH & Co. KG, a German partnership and its subsidiaries (ADKG).

In addition, we consolidate certain variable interest entities (VIEs), for which we determined we are the primary beneficiary, as discussed in Note 4 – Variable Interest Entities.

Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items except as described below, considered necessary for fair statement of the periods presented. All significant intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our revised audited consolidated financial statements included as Exhibit 99.1 to our Current Report on Form 8-K, filed on June 13, 2017. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

During the quarter ended June 30, 2017, we recorded out-of-period adjustments that affected the condensed consolidated statements of income. These adjustments primarily related to DAC and VOBA amortization and actuarial reserves. As a result of these out-of-period adjustments, consolidated net income for the three and six months ended June 30, 2017 is overstated by $16 million and $15 million, respectively.

We evaluated these out-of-period adjustments and determined they were not material to the condensed consolidated financial statements for either the three or six months ended June 30, 2017, or any other previously reported period.

Revisions—As part of our continuing initiative to improve controls in our business processes and confirm the accuracy of our data relating to blocks of businesses acquired from Aviva USA as well as deposits since the acquisition, we identified an error in May 2017 relating to the impact of certain inputs used to calculate certain actuarial balances, which had the result of misstating our net investment earned rate used in the amortization calculation of deferred acquisition costs and the change in future policy benefits. We have revised our condensed consolidated financial statements and notes for the three and six months ended June 30, 2016 as a result of correcting this error and other immaterial errors. We assessed the materiality of these errors and concluded these errors are not material to the condensed consolidated financial statements as a whole. However, we elected to revise the condensed consolidated financial statements to increase their accuracy, as well as provide consistency and comparability with balances and activities to be reported in future periods.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the revisions on the condensed consolidated statements of income:

	Three months ended June 30, 2016
(In millions, except per share data)	As Previously Reported	Revisions	As Adjusted
Revenue
Net investment income	$704	$(4)	$700
Investment related gains (losses)	225	2	227
Total revenues	1,047	(2)	1,045
Benefits and Expenses
Interest sensitive contract benefits	333	2	335
Future policy and other policy benefits	261	(3)	258
Amortization of deferred acquisition costs and value of business acquired	62	(1)	61
Total benefits and expenses	839	(2)	837
Income before income taxes	208	—	208
Income tax expense	16	(1)	15
Net income	192	1	193
Less: Net income attributable to noncontrolling interests	—	—	—
Net income available to Athene Holding Ltd. shareholders	$192	$1	$193

Earnings per share on Class A and B shares
Basic	$1.03	$0.01	$1.04
Diluted	1.03	0.01	1.04

	Six months ended June 30, 2016
(In millions, except per share data)	As Previously Reported	Revisions	As Adjusted
Revenue
Net investment income	$1,396	$(2)	$1,394
Total revenues	1,769	(2)	1,767
Benefits and Expenses
Interest sensitive contract benefits	586	4	590
Future policy and other policy benefits	485	(3)	482
Total benefits and expenses	1,473	1	1,474
Income before income taxes	296	(3)	293
Income tax expense	17	(2)	15
Net income	279	(1)	278
Less: Net income attributable to noncontrolling interests	—	—	—
Net income available to Athene Holding Ltd. shareholders	$279	$(1)	$278

Earnings per share on Class A and B shares
Basic – Classes A and B	$1.50	$—	$1.50
Diluted – Class A	1.50	(0.01)	1.49
Diluted – Class B	1.50	—	1.50

We revised the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and the condensed consolidated statement of equity for the six months ended June 30, 2016 only for the changes to net income presented above.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the revisions to the condensed consolidated statement of cash flows:

	Six months ended June 30, 2016
(In millions)	As Previously Reported	Revisions	As Adjusted
Cash flows from operating activities
Net income	$279	$(1)	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	19	(2)	17
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	607	4	611
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable[1]	(17)	(3)	(20)
Other asset and liabilities	(17)	(2)	(19)
Net cash provided by operating activities	708	(4)	704
Cash flows from investing activities
Other investing activities, net	119	4	123
Net cash used in investing activities	(37)	4	(33)
Cash flows from financing activities
Net cash used in financing activities	(74)	—	(74)
Effect of exchange rate changes on cash and cash equivalents	(4)	—	(4)
Net increase in cash and cash equivalents	593	—	593
Cash and cash equivalents at beginning of year[2]	2,720	—	2,720
Cash and cash equivalents at end of period[2]	$3,313	$—	$3,313

[1] Financial statement line item renamed for the current period presentation
[2] Includes cash and cash equivalents of consolidated variable interest entities

Adopted Accounting Pronouncements

Stock Compensation – Scope of Modification Accounting (ASU 2017-09)
The amendments in this update clarify and simplify when to apply modification accounting for a change to the terms or conditions of a share-based payment award. These amendments are required to be adopted prospectively to awards modified after the date of adoption. The amendments are effective January 1, 2018. Early adoption is permitted and we have elected to early adopt effective April 1, 2017. The adoption did not have an impact on our consolidated financial statements.

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

Business Combinations – Clarifying the Definition of a Business (ASU 2017-01)
The amendments in this update clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. These amendments are required to be adopted prospectively to any transactions after the date of adoption. The amendments are effective January 1, 2018. Early adoption is permitted and we have elected to early adopt effective April 1, 2017. The adoption did not have an impact on our consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

Available-for-sale Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS), redeemable preferred stock, and equity securities. Additionally, it includes direct investments in affiliates of Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo) where Apollo can exercise significant influence over the affiliates. These investments are presented as investments in related parties on the condensed consolidated balance sheets and separately disclosed below.

The following table represents the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairments (OTTI) in AOCI of our AFS investments by asset type:

	June 30, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$58	$—	$(1)	$57	$—
U.S. state, municipal and political subdivisions	1,010	147	(1)	1,156	—
Foreign governments	2,133	91	(11)	2,213	—
Corporate	32,057	1,363	(200)	33,220	5
CLO	5,161	38	(29)	5,170	—
ABS	3,597	49	(42)	3,604	—
CMBS	1,828	56	(19)	1,865	—
RMBS	8,931	608	(11)	9,528	12
Total fixed maturity securities	54,775	2,352	(314)	56,813	17
Equity securities	379	51	(1)	429	—
Total AFS securities	55,154	2,403	(315)	57,242	17
Fixed maturity securities – related party
CLO	280	3	—	283	—
ABS	54	—	—	54	—
Total fixed maturity securities – related party	334	3	—	337	—
Total AFS securities including related party	$55,488	$2,406	$(315)	$57,579	$17

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	$—
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	—
Foreign governments	2,098	143	(6)	2,235	—
Corporate	29,433	901	(314)	30,020	2
CLO	4,950	14	(142)	4,822	—
ABS	2,980	25	(69)	2,936	—
CMBS	1,835	38	(26)	1,847	—
RMBS	8,731	313	(71)	8,973	15
Total fixed maturity securities	51,110	1,552	(629)	52,033	17
Equity securities	319	35	(1)	353	—
Total AFS securities	51,429	1,587	(630)	52,386	17
Fixed maturity securities – related party
CLO	284	1	(6)	279	—
ABS	57	—	(1)	56	—
Total fixed maturity securities – related party	341	1	(7)	335	—
Equity securities – related party	20	—	—	20	—
Total AFS securities – related party	361	1	(7)	355	—
Total AFS securities including related party	$51,790	$1,588	$(637)	$52,741	$17

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	June 30, 2017
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$779	$785
Due after one year through five years	7,781	7,950
Due after five years through ten years	11,352	11,711
Due after ten years	15,346	16,200
CLO, ABS, CMBS and RMBS	19,517	20,167
Total AFS fixed maturity securities	54,775	56,813
Fixed maturity securities – related party, CLO and ABS	334	337
Total AFS fixed maturity securities including related party	$55,109	$57,150

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below cost or amortized cost:

	June 30, 2017
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$19	$(1)	$11	$—	$30	$(1)
U.S. state, municipal and political subdivisions	66	(1)	2	—	68	(1)
Foreign governments	486	(11)	12	—	498	(11)
Corporate	4,893	(129)	813	(71)	5,706	(200)
CLO	517	(3)	1,107	(26)	1,624	(29)
ABS	494	(3)	632	(39)	1,126	(42)
CMBS	383	(15)	119	(4)	502	(19)
RMBS	421	(6)	315	(5)	736	(11)
Total fixed maturity securities	7,279	(169)	3,011	(145)	10,290	(314)
Equity securities	187	(1)	—	—	187	(1)
Total AFS securities	7,466	(170)	3,011	(145)	10,477	(315)
Fixed maturity securities – related party
CLO	5	—	8	—	13	—
ABS	—	—	49	—	49	—
Total fixed maturity securities – related party	5	—	57	—	62	—
Total AFS securities including related party	$7,471	$(170)	$3,068	$(145)	$10,539	$(315)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1	$—	$—	$—	$1	$—
U.S. state, municipal and political subdivisions	85	(1)	2	—	87	(1)
Foreign governments	137	(5)	9	(1)	146	(6)
Corporate	6,136	(228)	1,113	(86)	7,249	(314)
CLO	388	(2)	3,102	(140)	3,490	(142)
ABS	865	(17)	767	(52)	1,632	(69)
CMBS	576	(18)	183	(8)	759	(26)
RMBS	1,143	(19)	1,727	(52)	2,870	(71)
Total fixed maturity securities	9,331	(290)	6,903	(339)	16,234	(629)
Equity securities	179	(1)	—	—	179	(1)
Total AFS securities	9,510	(291)	6,903	(339)	16,413	(630)
Fixed maturity securities – related party
CLO	68	—	100	(6)	168	(6)
ABS	—	—	56	(1)	56	(1)
Total fixed maturity securities – related party	68	—	156	(7)	224	(7)
Equity securities – related party	14	—	—	—	14	—
Total AFS securities – related party	82	—	156	(7)	238	(7)
Total AFS securities including related party	$9,592	$(291)	$7,059	$(346)	$16,651	$(637)

As of June 30, 2017, we held 1,571 AFS securities that were in an unrealized loss position. Of this total, 371 were in an unrealized loss position longer than 12 months. As of June 30, 2017, we held four related party AFS securities that were in an unrealized loss position. Of this total, three were in an unrealized loss position longer than 12 months. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the six months ended June 30, 2017, we incurred $12 million of net OTTI, all of which related to credit loss impairments, and of which $6 million related to credit loss impairments that we impaired to fair value and did not bifurcate a portion of the impairment in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities' total OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Beginning balance	$16	$31	$16	$22
Initial impairments – credit loss OTTI recognized on securities not previously impaired	6	1	6	8
Additional impairments – credit loss OTTI recognized on securities previously impaired	—	—	—	2
Reduction in impairments from securities sold	(6)	—	(6)	—
Ending balance	$16	$32	$16	$32

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset type consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
AFS securities
Fixed maturity securities	$635	$551	$1,255	$1,140
Equity securities	2	2	4	4
Trading securities	53	62	104	125
Mortgage loans, net of allowances	90	88	175	171
Investment funds	65	43	120	57
Funds withheld at interest	34	12	70	25
Other	21	17	38	29
Investment revenue	900	775	1,766	1,551
Investment expenses	(79)	(75)	(159)	(157)
Net investment income	$821	$700	$1,607	$1,394

Investment Related Gains (Losses)—Investment related gains (losses) by asset type consist of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
AFS fixed maturity securities
Gross realized gains on investment activity	$35	$35	$63	$71
Gross realized losses on investment activity	(13)	(10)	(21)	(42)
Net realized investment gains on fixed maturity securities	22	25	42	29
Net realized investment gains on trading securities	44	53	46	65
Derivative gains	406	145	1,060	51
Other gains (losses)	(12)	4	(6)	(2)
Investment related gains (losses)	$460	$227	$1,142	$143

Proceeds from sales of AFS securities were $1,235 million and $1,215 million for the three months ended June 30, 2017 and 2016, respectively, and $2,766 million and $2,230 million for the six months ended June 30, 2017 and 2016, respectively.

The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in unrealized gains of $46 million and $70 million during the three months ended June 30, 2017 and 2016, respectively, and unrealized gains of $72 million and $106 million during the six months ended June 30, 2017 and 2016, respectively, which are included in net realized investment gains on trading securities. The change in unrealized gains and losses on related party trading securities we still held as of the respective period end resulted in related party unrealized gains of $12 million and losses of $10 million during the three months ended June 30, 2017 and 2016, respectively, and related party unrealized losses of $0 million and $23 million during the six months ended June 30, 2017 and 2016, respectively, which are included in net realized investment gains on trading securities.

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Contractually required payments[1]	$7,789	$7,761	$1,392	$424
Less: Cash flows expected to be collected[2]	(5,289)	(5,285)	(975)	(286)
Non-accretable difference	$2,500	$2,476	$417	$138

Cash flows expected to be collected[2]	$5,289	$5,285	$975	$286
Less: Amortized cost	(3,935)	(3,892)	(716)	(220)
Accretable difference	$1,354	$1,393	$259	$66

Fair value	$4,262	$4,029	$736	$221

[1] Includes principal and accrued interest.
[2] Represents the undiscounted principal and interest cash flows expected.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	Six months ended June 30, 2017
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required principal and interest	$883	$1,003
Expected cash flows	549	707
Estimated fair value	397	510

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended June 30, 2017		Six months ended June 30, 2017
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Beginning balance	$1,403	$113	$1,393	$66
Purchases of PCI investments, net of sales	24	141	82	198
Accretion	(36)	—	(66)	—
Changes in expected cash flows	(37)	5	(55)	(5)
Ending balance	$1,354	$259	$1,354	$259

Mortgage Loans—Mortgage loans, net of allowances, consist of the following:

(In millions)	June 30, 2017	December 31, 2016
Commercial mortgage loans	$5,125	$5,058
Commercial mortgage loans under development	73	74
Total commercial mortgage loans	5,198	5,132
Residential mortgage loans	826	338
Mortgage loans, net of allowances	$6,024	$5,470

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	June 30, 2017		December 31, 2016
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$1,277	24.6%	$1,217	23.7%
Retail	1,113	21.4%	1,135	22.1%
Hotels	1,040	20.0%	1,025	20.0%
Industrial	787	15.1%	742	14.5%
Apartment	536	10.3%	616	12.0%
Other commercial	445	8.6%	397	7.7%
Total commercial mortgage loans	$5,198	100.0%	$5,132	100.0%

U.S. Region
East North Central	$576	11.1%	$450	8.8%
East South Central	147	2.8%	158	3.1%
Middle Atlantic	769	14.8%	628	12.2%
Mountain	609	11.7%	543	10.6%
New England	186	3.6%	194	3.8%
Pacific	895	17.2%	833	16.2%
South Atlantic	1,113	21.4%	1,284	25.0%
West North Central	285	5.5%	306	6.0%
West South Central	541	10.4%	662	12.9%
Total U.S. Region	5,121	98.5%	5,058	98.6%
International Region	77	1.5%	74	1.4%
Total commercial mortgage loans	$5,198	100.0%	$5,132	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans, collateralized by properties located in the U.S. As of June 30, 2017, California, Florida and New York represented 32.2%, 17.6% and 5.1%, respectively, of the portfolio, and the remaining 45.1% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2016, California, Florida and New York represented 38.9%, 9.1% and 5.1%, respectively, of the portfolio, and the remaining 46.9% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $3 million and $2 million as of June 30, 2017 and December 31, 2016, respectively. We did not record any material activity in the valuation allowance during the six months ended June 30, 2017 or 2016.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of June 30, 2017, $7 million of our residential mortgage loans were non-performing. As of December 31, 2016, all of our residential mortgage loans were performing.

Commercial mortgage loans – The following provides the aging of our commercial mortgage loan portfolio, including those under development, net of valuation allowances:

(In millions)	June 30, 2017	December 31, 2016
Current (less than 30 days past due)	$5,184	$5,111
Over 90 days past due	14	21
Total commercial mortgage loans	$5,198	$5,132

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	June 30, 2017	December 31, 2016
Less than 50%	$1,604	$1,787
50% to 60%	1,277	1,337
61% to 70%	1,829	1,401
71% to 100%	385	492
Greater than 100%	30	41
Commercial mortgage loans	$5,125	$5,058

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

(In millions)	June 30, 2017	December 31, 2016
Greater than 1.20x	$4,664	$4,378
1.00x – 1.20x	258	353
Less than 1.00x	203	327
Commercial mortgage loans	$5,125	$5,058

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
The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2017			December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	592	$1	$32	289	$11	$4
Interest rate swaps	302	—	—	302	—	14
Total derivatives designated as hedges		1	32		11	18
Derivatives not designated as hedges
Equity options	29,649	1,775	10	26,822	1,336	—
Futures	12	5	1	—	9	—
Total return swaps	110	2	—	41	2	—
Foreign currency swaps	42	3	2	43	5	—
Interest rate swaps	457	1	2	568	1	5
Credit default swaps	10	—	6	10	—	7
Variance swaps	—	1	—	—	—	—
Foreign currency forwards	790	20	10	805	6	10
Embedded derivatives
Funds withheld	—	279	15	—	140	6
Interest sensitive contract liabilities	—	—	6,207	—	—	5,283
Total derivatives not designated as hedges		2,086	6,253		1,499	5,311
Total derivatives		$2,087	$6,285		$1,510	$5,329

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by June 2044. During the three months ended June 30, 2017 and 2016, we had foreign currency swap losses of $33 million and gains of $3 million, respectively, recorded in AOCI. During the six months ended June 30, 2017 and 2016, we had foreign currency swap losses of $38 million and $7 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, no amounts are expected to be reclassified to income within the next 12 months.

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

The following table represents the gains and losses on derivatives and the related hedged items in fair value hedge relationships, recorded in interest sensitive contract benefits on the condensed consolidated statements of income:

(In millions)	Three months ended June 30, 2017	Six months ended June 30, 2017
Gains recognized on derivative	$3	$2
Losses recognized on hedged item	(2)	(1)
Ineffectiveness recognized on fair value hedges	$1	$1

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

Total return swaps – We purchase total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Total rate of return swaps are contracts in which one party makes payments based on a set rate, either fixed or variable, while the other party makes payments based on the return of the underlying asset or index, which includes both the income it generates and any capital gains.

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

Variance swaps – We use variance swaps to hedge the growth in interest credited to the customer as a direct result of changes in the volatility of the specified market index, primarily the S&P 500. In a variance swap transaction, we agree to exchange future realized volatility for current implied volatility. This type of contract pays the difference between the realized variance and a predefined strike multiplied by a notional value.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Equity options	$259	$29	$787	$(92)
Futures	(4)	(4)	(14)	(7)
Total return swaps	2	1	7	2
Foreign currency swaps	6	5	6	11
Interest rate swaps	(1)	—	(1)	(3)
Credit default swaps	1	(1)	1	(1)
Variance swaps	1	(4)	1	(4)
Foreign currency forwards	19	8	20	8
Embedded derivatives on funds withheld	123	111	253	137
Amounts recognized in investment related gains (losses)	406	145	1,060	51
Embedded derivatives in indexed annuity products[1]	(302)	(132)	(733)	(147)
Total gains (losses) for derivatives not designated as hedges	$104	$13	$327	$(96)

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

Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party's financial strength ratings. Additionally, a decrease in our financial strength rating to a specified level can result in settlement of the derivative position. As of June 30, 2017 and December 31, 2016, we had $29 million and $25 million, respectively, of collateral pledged to counterparties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2017
Derivative assets	$1,808	$(27)	$(1,860)	$(79)	$(17)	$(96)
Derivative liabilities	(63)	27	29	(7)	—	(7)

December 31, 2016
Derivative assets	$1,370	$(8)	$(1,383)	$(21)	$(26)	$(47)
Derivative liabilities	(40)	8	25	(7)	—	(7)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, amounts not subject to master netting or similar agreements were immaterial.

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

No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in the VIEs. We elected the fair value option for certain fixed maturity and equity securities, and investment funds, which are reported in the consolidated variable interest entity sections on the condensed consolidated balance sheets.

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

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of June 30, 2017 and December 31, 2016, we had $14 million due to MidCap under the subordinated participation agreement which is reflected as a secured borrowing in other liabilities on the condensed consolidated balance sheets.

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

Trading securities – related party – Trading securities represents investments in fixed maturity and equity securities with changes in fair value recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in unrealized gains of $10 million and losses of $32 million for the three months ended June 30, 2017 and 2016, respectively, and unrealized gains of $6 million and losses of $53 million for the six months ended June 30, 2017 and 2016, respectively. Trading securities held by CoInvest VI, CoInvest VII and CoInvest Other are related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

Investment funds – including related party – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs; however, our consolidated VIEs are not considered the primary beneficiary of these investment funds. Changes in fair value for certain of these investment funds are included in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. Investment funds held by CoInvest VII, CoInvest Other and Sprint are related party investments as they are sponsored or managed by Apollo affiliates.

Fair Value – See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	June 30, 2017
(In millions)	Total	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$206	$206	$—	$—
Trading securities
Fixed maturity securities	51	—	—	51
Equity securities	134	104	—	30
Investment funds	561	—	—	561
Cash and cash equivalents	2	2	—	—
Total assets of consolidated VIEs measured at fair value	$954	$312	$—	$642

	December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$161	$161	$—	$—
Trading securities
Fixed maturity securities	50	—	—	50
Equity securities	117	74	—	43
Investment funds	562	—	—	562
Cash and cash equivalents	14	14	—	—
Total assets of consolidated VIEs measured at fair value	$904	$249	$—	$655

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$50	$1	$—	$—	$—	$51	$—
Equity securities	32	(2)	—	—	—	30	(2)
Investment funds	567	1	—	(7)	—	561	1
Total Level 3 assets of consolidated VIEs	$649	$—	$—	$(7)	$—	$642	$(1)

[1] Related to instruments held at end of period.

	Three months ended June 30, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$—	$—	$—	$—	$53	$—
Equity securities	40	12	—	—	—	52	12
Investment funds	525	4	—	(1)	—	528	4
Total Level 3 assets of consolidated VIEs	$618	$16	$—	$(1)	$—	$633	$16

[1] Related to instruments held at end of period.

	Six months ended June 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$50	$1	$—	$—	$—	$51	$1
Equity securities	43	(13)	—	—	—	30	(13)
Investment funds	562	5	1	(7)	—	561	5
Total Level 3 assets of consolidated VIEs	$655	$(7)	$1	$(7)	$—	$642	$(7)

[1] Related to instruments held at end of period.

	Six months ended June 30, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$—	$—	$—	$—	$53	$—
Equity securities	38	13	1	—	—	52	13
Investment funds	516	8	8	(4)	—	528	8
Total Level 3 assets of consolidated VIEs	$607	$21	$9	$(4)	$—	$633	$21

[1] Related to instruments held at end of period.

There were no transfers between Level 1 or Level 2 during the three and six months ended June 30, 2017 and 2016.

Significant Unobservable Inputs – For certain Level 3 trading securities and investment funds, the valuations have significant unobservable inputs for comparable multiples and weighted average cost of capital rates applied in the valuation models. These inputs in isolation can cause

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

significant increases or decreases in fair value. Specifically, the comparable multiples are multiplied by the underlying investment's earnings before interest, tax, depreciation and amortization to establish the total enterprise value of the underlying investments. We use a comparable multiple consistent with the implied trading multiple of public industry peers.

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

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Trading securities
Fixed maturity securities	$1	$—	$1	$—
Equity securities	9	(26)	5	(44)
Investment funds	—	4	5	8
Total gains (losses)	$10	$(22)	$11	$(36)

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $34 million and $11 million of investment funds accounted for under the equity method and not carried at fair value as of June 30, 2017 and December 31, 2016, respectively; however, the carrying amount approximates fair value.

Commitments and Contingencies – Included in assets of CoInvest VI are equity investments in publicly traded shares of Caesars Entertainment Corporation (CEC) and Caesars Acquisition Company (CAC). We received the CEC and CAC shares as part of a contribution agreement in 2012 with AAA Guarantor - Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. There are pending claims against CEC, CAC and/or others, related to certain guaranties issued for debt of Caesars Entertainment Operating Company, Inc. (CEOC) and/or certain transactions involving CEOC and certain of its subsidiaries (collectively, Debtors), CEC, CAC and others. CEC and the Debtors announced on or about September 26, 2016 that CEC and CEOC had received confirmations from representatives of CEOC's major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. The plan, containing such terms and further including such other terms respecting, among other things, the merger of CAC into CEC, that CoInvest VI and others will not retain their pre-merger CEC shares, that CoInvest VI and others will retain the value of their CAC shares when receiving shares in the merged CEC, and that CoInvest VI and others will receive releases to the fullest extent permitted by law, was confirmed by the Bankruptcy Court by order dated January 17, 2017. Conditions precedent to the effective date of the plan include regulatory approvals from the various gaming regulators, CEC and CAC shareholders' approval of the proposed merger, and securing required financings. As a result, CoInvest VI has recorded a liability of $38 million for the entire carrying value of the CEC shares. As of June 30, 2017, CoInvest VI's investment in CAC is carried at its fair value of $64 million.

Non-Consolidated Securities and Investment Funds—We invest in certain other entities meeting the definition of a VIE or voting interest entity (VOE). We do not consolidate VIEs for which we do not meet the criteria of primary beneficiary as described below. We also do not consolidate VOEs for which we do not have control.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated VIEs and VOEs:

	June 30, 2017		December 31, 2016
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$697	$1,079	$689	$1,026
Investment in related parties – investment funds	1,260	1,772	1,198	1,485
Assets of consolidated variable interest entities – investment funds	595	621	573	593
Investment in fixed maturity securities	20,763	20,113	19,171	19,090
Investment in related parties – fixed maturity securities	503	500	530	536
Total non-consolidated VIEs	$23,818	$24,085	$22,161	$22,730

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	June 30, 2017					December 31, 2016
(In millions, except for percentages and years)	Carrying value	Percent of total	Remaining life in years			Carrying value	Percent of total	Remaining life in years
Investment funds
Private equity	$244	35.0%	0	–	13	$268	38.9%	0	–	7
Mortgage and real estate	155	22.2%	0	–	8	118	17.2%	0	–	4
Natural resources	5	0.7%	0	–	1	5	0.7%	1	–	2
Hedge funds	66	9.5%	0	–	3	72	10.4%	0	–	3
Credit funds	227	32.6%	0	–	5	226	32.8%	0	–	5
Total investment funds	697	100.0%				689	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	389	30.9%	3	–	3	343	28.6%	3	–	3
Private equity – other	167	13.3%	0	–	10	131	11.0%	0	–	10
Mortgage and real estate	231	18.3%	1	–	9	247	20.6%	1	–	4
Natural resources	67	5.3%	5	–	6	49	4.1%	5	–	5
Hedge funds	156	12.4%	9	–	10	192	16.0%	9	–	9
Credit funds	250	19.8%	2	–	5	236	19.7%	2	–	3
Total investment funds – related parties	1,260	100.0%				1,198	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	528	88.7%	N/A			524	91.4%	N/A
Credit funds	34	5.8%	0	–	3	38	6.7%	0	–	3
Mortgage and real assets	33	5.5%	2	–	3	11	1.9%	2	–	3
Total investment funds owned by consolidated VIEs	595	100.0%				573	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$2,552					$2,460

1 A-A Mortgage Opportunities, LP (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights.
[2] Our total investment in MidCap, including amounts advanced under credit facilities, totaled $766 million and $761 million as of June 30, 2017 and December 31, 2016, respectively, which is less than 10% of total AHL shareholder's equity at June 30, 2017, but was greater than 10% at December 31, 2016.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summarized Ownership of Investment Funds—The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	June 30, 2017	December 31, 2016
Ownership Percentage
100%	$14	$27
50% – 99%	593	478
Greater than 3% – 49%	1,268	1,294
Equity method investment funds	$1,875	$1,799

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	June 30, 2017	December 31, 2016
Ownership Percentage
Greater than 3% – 49%	$561	$562
3% or less	116	99
Fair value option investment funds	$677	$661

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$57	$—	$28	$29	$—
U.S. state, municipal and political subdivisions	1,156	—	—	1,156	—
Foreign governments	2,213	—	—	2,199	14
Corporate	33,220	—	—	32,768	452
CLO	5,170	—	—	5,089	81
ABS	3,604	—	—	2,511	1,093
CMBS	1,865	—	—	1,743	122
RMBS	9,528	—	—	9,216	312
Total AFS fixed maturity securities	56,813	—	28	54,711	2,074
Equity securities	429	—	182	241	6
Total AFS securities	57,242	—	210	54,952	2,080
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	136	—	—	119	17
Corporate	1,479	—	—	1,479	—
CLO	27	—	—	5	22
ABS	87	—	—	87	—
CMBS	64	—	—	64	—
RMBS	418	—	—	318	100
Total trading fixed maturity securities	2,214	—	3	2,072	139
Equity securities	478	—	—	478	—
Total trading securities	2,692	—	3	2,550	139
Mortgage loans	43	—	—	—	43
Investment funds	94	94	—	—	—
Funds withheld at interest – embedded derivative	279	—	—	—	279
Derivative assets	1,808	—	6	1,802	—
Short-term investments	106	—	34	72	—
Cash and cash equivalents	3,478	—	3,478	—	—
Restricted cash	105	—	105	—	—
Investments in related parties
AFS, fixed maturity securities
CLO	283	—	—	283	—
ABS	54	—	—	54	—
Total AFS securities – related party	337	—	—	337	—
Trading securities, CLO	166	—	—	43	123
Investment funds	22	22	—	—	—
Short-term investments	28	—	—	—	28
Reinsurance recoverable	1,782	—	—	—	1,782
Total assets measured at fair value	$68,182	$116	$3,836	$59,756	$4,474
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$6,207	$—	$—	$—	$6,207
Universal life benefits	954	—	—	—	954
Unit-linked contracts	458	—	—	458	—
Future policy benefits
AmerUs Closed Block	1,621	—	—	—	1,621
ILICO Closed Block and life benefits	812	—	—	—	812
Derivative liabilities	63	—	1	56	6
Funds withheld liability – embedded derivative	15	—	—	15	—
Total liabilities measured at fair value	$10,130	$—	$1	$529	$9,600

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$60	$—	$29	$31	$—
U.S. state, municipal and political subdivisions	1,140	—	—	1,135	5
Foreign governments	2,235	—	—	2,221	14
Corporate	30,020	—	—	29,650	370
CLO	4,822	—	—	4,664	158
ABS	2,936	—	—	1,776	1,160
CMBS	1,847	—	—	1,695	152
RMBS	8,973	—	—	8,956	17
Total AFS fixed maturity securities	52,033	—	29	50,128	1,876
Equity securities	353	—	79	269	5
Total AFS securities	52,386	—	108	50,397	1,881
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	137	—	—	120	17
Corporate	1,423	—	—	1,423	—
CLO	43	—	—	—	43
ABS	82	—	—	82	—
CMBS	81	—	—	81	—
RMBS	387	—	—	291	96
Total trading fixed maturity securities	2,156	—	3	1,997	156
Equity securities	425	—	—	425	—
Total trading securities	2,581	—	3	2,422	156
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

Unit-linked contracts – Unit-linked contracts are valued based on the fair value of the investments supporting the contract. The underlying investments are trading securities comprised primarily of mutual funds. The valuations of these are based on quoted market prices for similar assets and are classified as Level 2, resulting in a corresponding classification for the unit-linked contracts.

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

ILICO Closed Block – We elected the fair value option for the ILICO Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block's obligations to the closed block business. This component uses the present value of future cash flows. The cash flows include commissions, administrative expenses, reinsurance premiums and benefits, and an explicit cost of capital. Unobservable inputs include estimates for these items. The explicit cost of capital assumption is 9% of required capital, post tax. A margin of 8.94% is included in the discount rates to reflect the business risk. An additional 0.25% is included to reflect non-performance risk. The ILICO Closed Block policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Trading securities	$44	$53	$46	$65
Investment funds	7	(3)	14	—
Future policy benefits	(19)	(48)	(15)	(101)
Total gains (losses)	$32	$2	$45	$(36)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	June 30, 2017	December 31, 2016
Unpaid principal balance	$41	$42
Mark to fair value	2	2
Fair value	$43	$44

There were no fair value option mortgage loans 90 days or more past due as of June 30, 2017 and December 31, 2016.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
Foreign governments	$13	$1	$—	$—	$—	$—	$14	$—
Corporate	490	3	4	28	—	(73)	452	—
CLO	100	—	4	17	11	(51)	81	—
ABS	1,222	5	3	11	—	(148)	1,093	—
CMBS	147	1	—	13	48	(87)	122	—
RMBS	60	1	2	6	243	—	312	—
Equity securities	5	—	—	1	—	—	6	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	27	—	—	—	—	(5)	22	1
RMBS	82	(4)	—	22	—	—	100	—
Mortgage loans	44	—	—	(1)	—	—	43	—
Funds withheld at interest – embedded derivative	212	67	—	—	—	—	279	—
Investments in related parties
Trading securities, CLO	131	5	—	(12)	31	(32)	123	5
Short-term investments	20	—	—	8	—	—	28	—
Reinsurance recoverable	1,738	44	—	—	—	—	1,782	—
Total Level 3 assets	$4,308	$123	$13	$93	$333	$(396)	$4,474	$6

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,793)	$(302)	$—	$(112)	$—	$—	$(6,207)	$—
Universal life liabilities	(910)	(44)	—	—	—	—	(954)	—
Future policy benefits
AmerUs Closed Block	(1,602)	(19)	—	—	—	—	(1,621)	—
ILICO Closed Block and life benefits	(813)	1	—	—	—	—	(812)	—
Derivative liabilities	(7)	1	—	—	—	—	(6)	—
Total Level 3 liabilities	$(9,125)	$(363)	$—	$(112)	$—	$—	$(9,600)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2016
			Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance		Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
Foreign governments	$17		$—	$(1)	$—	$—	$—	$16	$—
Corporate	449		3	3	3	35	(91)	402	—
CLO	1,037		1	53	17	89	(912)	285	—
ABS	1,361		24	1	(86)	2	(64)	1,238	—
CMBS	83		—	3	—	50	(56)	80	—
RMBS	689		—	13	(32)	—	(670)	—	—
Equity securities	10		—	—	—	—	—	10	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17		—	—	—	—	—	17	—
Corporate	—	—	—	—	—	1	—	1	—
CLO	97		8	—	(1)	—	—	104	12
ABS	96		(7)	—	—	—	—	89	—
RMBS	71		—	—	61	—	(10)	122	3
Mortgage loans	45		1	—	(1)	—	—	45	—
Funds withheld at interest – embedded derivative	37		85	—	—	—	—	122	—
Investments in related parties
AFS securities
Fixed maturity
CLO	46		—	1	—	—	(47)	—	—
ABS	59		—	—	(1)	—	—	58	—
Trading securities, CLO	213		(10)	—	8	—	—	211	6
Reinsurance recoverable	2,012		(114)	—	—	—	—	1,898	—
Total Level 3 assets	$6,339		$(9)	$73	$(32)	$177	$(1,850)	$4,698	$21

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(4,583)		$(132)	$—	$(92)	$—	$—	$(4,807)	$—
Universal life liabilities	(1,119)		60	—	—	—	—	(1,059)	—
Future policy benefits
AmerUs Closed Block	(1,634)		(48)	—	—	—	—	(1,682)	—
ILICO Closed Block and life benefits	(877)		54	—	—	—	—	(823)	—
Derivative liabilities	(8)		—	—	—	—	—	(8)	—
Total Level 3 liabilities	$(8,221)		$(66)	$—	$(92)	$—	$—	$(8,379)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$5	$16	$(1)	$(20)	$—	$—	$—	$—
Foreign governments	14	1	—	(1)	—	—	14	—
Corporate	370	4	10	105	—	(37)	452	—
CLO	158	—	9	7	11	(104)	81	—
ABS	1,160	9	17	42	—	(135)	1,093	—
CMBS	152	1	(3)	13	17	(58)	122	—
RMBS	17	1	—	6	296	(8)	312	—
Equity securities	5	—	—	1	—	—	6	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(1)	—	(15)	—	(5)	22	2
RMBS	96	(9)	—	24	—	(11)	100	(1)
Mortgage loans	44	—	—	(1)	—	—	43	—
Funds withheld at interest – embedded derivative	140	139	—	—	—	—	279	—
Investments in related parties
AFS securities
Fixed maturity
ABS	56	—	1	(4)	—	(53)	—	—
Trading securities, CLO	195	(3)	—	(26)	—	(43)	123	(1)
Short-term investments	—	—	—	28	—	—	28	—
Reinsurance recoverable	1,692	90	—	—	—	—	1,782	—
Total Level 3 assets	$4,164	$248	$33	$159	$324	$(454)	$4,474	$—

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(733)	$—	$(191)	$—	$—	$(6,207)	$—
Universal life liabilities	(883)	(71)	—	—	—	—	(954)	—
Future policy benefits
AmerUs Closed Block	(1,606)	(15)	—	—	—	—	(1,621)	—
ILICO Closed Block and life benefits	(794)	(18)	—	—	—	—	(812)	—
Derivative liabilities	(7)	1	—	—	—	—	(6)	1
Total Level 3 liabilities	$(8,573)	$(836)	$—	$(191)	$—	$—	$(9,600)	$1

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2016
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
Foreign governments	$17	$1	$(1)	$(1)	$—	$—	$16	$—
Corporate	636	3	19	(16)	47	(287)	402	—
CLO	517	2	(1)	16	136	(385)	285	—
ABS	1,813	76	(13)	(615)	105	(128)	1,238	—
CMBS	67	—	1	7	50	(45)	80	—
RMBS	758	1	6	(108)	—	(657)	—	—
Equity securities	9	—	1	—	—	—	10	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	16	—	—	(4)	1	(12)	1	4
CLO	108	(3)	—	(1)	—	—	104	4
ABS	98	(9)	—	—	—	—	89	—
RMBS	29	(2)	—	100	—	(5)	122	2
Mortgage loans	48	—	—	(3)	—	—	45	—
Funds withheld at interest – embedded derivative	36	86	—	—	—	—	122	—
Investments in related parties
AFS securities
Fixed maturity
CLO	7	—	(1)	—	—	(6)	—	—
ABS	60	—	—	(2)	—	—	58	—
Trading securities, CLO	191	(23)	—	17	26	—	211	16
Reinsurance recoverable	2,377	(479)	—	—	—	—	1,898	—
Total Level 3 assets	$6,804	$(347)	$11	$(610)	$365	$(1,525)	$4,698	$26

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(4,464)	$(147)	$—	$(196)	$—	$—	$(4,807)	$—
Universal life liabilities	(1,464)	405	—	—	—	—	(1,059)	—
Future policy benefits
AmerUs Closed Block	(1,581)	(101)	—	—	—	—	(1,682)	—
ILICO Closed Block and life benefits	(897)	74	—	—	—	—	(823)	—
Derivative liabilities	(7)	(1)	—	—	—	—	(8)	(1)
Total Level 3 liabilities	$(8,413)	$230	$—	$(196)	$—	$—	$(8,379)	$(1)

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Corporate	$30	$—	$(1)	$(1)	$28
CLO	24	—	(5)	(2)	17
ABS	99	—	—	(88)	11
CMBS	13	—	—	—	13
RMBS	7	—	—	(1)	6
Equity securities	1	—	—	—	1
Trading securities
Fixed maturity
RMBS	22	—	—	—	22
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
Trading securities, CLO	—	—	(12)	—	(12)
Short-term investments	8	—	—	—	8
Total Level 3 assets	$204	$—	$(18)	$(93)	$93

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(160)	$—	$48	$(112)
Total Level 3 liabilities	$—	$(160)	$—	$48	$(112)

	Three months ended June 30, 2016
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Corporate	$28	$—	$(23)	$(2)	$3
CLO	20	—	(3)	—	17
ABS	216	—	(34)	(268)	(86)
RMBS	—	—	—	(32)	(32)
Trading securities
Fixed maturity
CLO	—	—	(1)	—	(1)
RMBS	61	—	—	—	61
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
AFS securities
Fixed maturity
ABS	—	—	—	(1)	(1)
Trading securities, CLO	8	—	—	—	8
Total Level 3 assets	$333	$—	$(61)	$(304)	$(32)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(129)	$—	$37	$(92)
Total Level 3 liabilities	$—	$(129)	$—	$37	$(92)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Six months ended June 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$(20)	$(20)
Foreign governments	—	—	—	(1)	(1)
Corporate	110	—	(2)	(3)	105
CLO	24	—	(2)	(15)	7
ABS	182	—	—	(140)	42
CMBS	13	—	—	—	13
RMBS	7	—	—	(1)	6
Equity securities	1	—	—	—	1
Trading securities
Fixed maturity
CLO	—	—	(15)	—	(15)
RMBS	24	—	—	—	24
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
AFS securities
Fixed maturity
ABS	5	—	—	(9)	(4)
Trading securities, CLO	—	—	(26)	—	(26)
Short-term investments	28	—	—	—	28
Total Level 3 assets	$394	$—	$(45)	$(190)	$159

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(270)	$—	$79	$(191)
Total Level 3 liabilities	$—	$(270)	$—	$79	$(191)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2016
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Foreign governments	$—	$—	$—	$(1)	$(1)
Corporate	40	—	(54)	(2)	(16)
CLO	19	—	(3)	—	16
ABS	239	—	(34)	(820)	(615)
CMBS	7	—	—	—	7
RMBS	—	—	—	(108)	(108)
Trading securities
Fixed maturity
Corporate	—	—	(4)	—	(4)
CLO	—	—	(1)	—	(1)
RMBS	100	—	—	—	100
Mortgage loans	—	—	—	(3)	(3)
Investments in related parties
AFS securities
Fixed maturity
ABS	—	—	—	(2)	(2)
Trading securities, CLO	33	—	(16)	—	17
Total Level 3 assets	$438	$—	$(112)	$(936)	$(610)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(273)	$—	$77	$(196)
Total Level 3 liabilities	$—	$(273)	$—	$77	$(196)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to AFS securities, trading securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of June 30, 2017, discounts ranged from 3% to 6%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	June 30, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$6,207	Option budget method	Non-performance risk	0.3%	–	1.4%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	16.5%	Decrease

	December 31, 2016
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,283	Option budget method	Non-performance risk	0.7%	–	1.5%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	16.3%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

		June 30, 2017		December 31, 2016
(In millions)	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage loans	3	$5,981	$6,152	$5,426	$5,560
Investment funds	NAV[1]	603	603	590	590
Policy loans	2	579	579	602	602
Funds withheld at interest	3	6,555	6,555	6,398	6,398
Other investments	3	91	91	81	81
Investments in related parties
Investment funds	NAV[1]	1,238	1,238	1,198	1,198
Other investments	3	238	266	237	262
Total assets not carried at fair value		$15,285	$15,484	$14,532	$14,691
Liabilities
Interest sensitive contract liabilities	3	$29,786	$29,249	$27,628	$26,930
Funds withheld liability	2	376	376	374	374
Total liabilities not carried at fair value		$30,162	$29,625	$28,002	$27,304

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Reinsurance

During the six months ended June 30, 2017, we novated certain open blocks of business ceded to Global Atlantic, in accordance with the terms of the coinsurance and assumption agreement. As a result of the novation, interest sensitive contract liabilities decreased $97 million, future policy benefits decreased $2 million, policy loans decreased $3 million, and reinsurance recoverable decreased $96 million.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,142	$462	$1,336	$2,940
Additions	248	80	—	328
Amortization	(98)	(29)	(73)	(200)
Impact of unrealized investment (gains) losses	(65)	(28)	(89)	(182)
Balance at June 30, 2017	$1,227	$485	$1,174	$2,886

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2015	$705	$320	$1,627	$2,652
Additions	245	84	—	329
Amortization	(36)	(6)	(54)	(96)
Impact of unrealized investment (gains) losses	(43)	(22)	(147)	(212)
Balance at June 30, 2016	$871	$376	$1,426	$2,673

8. Common Stock

During the six months ended June 30, 2017, a total of 41,713,269 Class B common shares were converted to Class A common shares in connection with two public follow-on offerings that included sales by holders of Class B common shares, at which time the shares automatically converted to Class A common shares. In connection with each follow-on offering, AP Alternative Assets, L.P. distributed Class B common shares to its unitholders and certain of such unitholders participated in the applicable follow-on offering. To the extent that such shares were distributed to other than a member of the Apollo Group (as defined by our bye-laws), such shares automatically converted to Class A common shares. We did not sell any shares in the offerings.

Stock-based Compensation—Stock-based compensation expense was $16 million and $29 million for the three months ended June 30, 2017 and 2016, respectively, and $29 million and $14 million for the six months ended June 30, 2017 and 2016, respectively. The stock-based compensation expense recognized during the three months ended June 30, 2016 is greater than that recognized during the six months ended June 30, 2016 due to the $15 million benefit recorded during the three months ended March 31, 2016. The benefit was a result of a reduction in the valuation of our Class A shares from $34.23 per share as of December 31, 2015 to $30.44 per share as of March 31, 2016, due to industry market movements. This resulted in a lower Class M share value at March 31, 2016 compared to December 31, 2015, and thus resulted in a benefit, primarily with respect to our performance-based M-1, M-2 and M-3 liability awards, which were remeasured to fair value each reporting period. As substantially all of the performance-based M-1, M-2 and M-3 shares were fully vested in the third quarter of 2016, the vested shares are no longer subject to remeasurement.

As of June 30, 2017, the stock-based compensation plans had unrecognized compensation expense of $42 million. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan – During the second quarter of 2017, our shareholders voted to approve our 2017 Employee Stock Purchase Plan (ESPP) and the reservation of 3,800,000 shares for issuance under the ESPP. The purpose of the ESPP is to allow our eligible employees the opportunity to purchase our Class A common shares at a discount from the market price through payroll deductions. Pursuant to the plan, employees are permitted to purchase shares at a price equal to 85% of the fair value of such shares as determined by reference to the closing price of our Class A common shares on the New York Stock Exchange on the last day of the relevant purchase period. As of June 30, 2017, we had not sold any shares under the ESPP.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended June 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to AHL shareholders – basic	$177	$138	$6	$2	$1	$2
Effect of stock compensation plans on allocated net income	4	—	—	—	—	—
Net income available to AHL shareholders – diluted	$181	$138	$6	$2	$1	$2

Basic weighted average shares outstanding	106,299,230	82,927,000	3,409,515	905,105	740,883	1,438,871
Dilutive effect of stock compensation plans	2,706,762	—	—	15,000	491,292	1,718,314
Diluted weighted average shares outstanding	109,005,992	82,927,000	3,409,515	920,105	1,232,175	3,157,185

Earnings per share[1]
Basic	$1.66	$1.66	$1.66	$1.66	$1.66	$1.66
Diluted	$1.65	$1.66	$1.66	$1.64	$1.00	$0.76

[1] Calculated using whole figures.

	Three months ended June 30, 2016
(In millions, except share and per share data)	Class A	Class B
Net income available to AHL shareholders – basic and diluted	$52	$141

Basic weighted average shares outstanding	50,056,276	135,963,975
Dilutive effect of stock compensation plans	85,482	—
Diluted weighted average shares outstanding	50,141,758	135,963,975

Earnings per share[1]
Basic	$1.04	$1.04
Diluted	$1.04	$1.04

[1] Calculated using whole figures.

	Six months ended June 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to AHL shareholders – basic	$337	$354	$13	$2	$1	$3
Effect of stock compensation plans on allocated net income	6	—	—	—	—	—
Net income available to AHL shareholders – diluted	$343	$354	$13	$2	$1	$3

Basic weighted average shares outstanding	92,350,216	96,772,641	3,430,840	476,070	372,488	723,410
Dilutive effect of stock compensation plans	3,242,336	—	—	493,213	884,760	1,971,060
Diluted weighted average shares outstanding	95,592,552	96,772,641	3,430,840	969,283	1,257,248	2,694,470

Earnings per share[1]
Basic	$3.66	$3.66	$3.66	$3.66	$3.66	$3.66
Diluted	$3.59	$3.66	$3.66	$1.80	$1.08	$0.98

[1] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2016
(In millions, except share and per share data)	Class A	Class B
Net income available to AHL shareholders – basic and diluted	$75	$203

Basic weighted average shares outstanding	50,042,681	135,963,975
Dilutive effect of stock compensation plans	81,250	—
Diluted weighted average shares outstanding	50,123,931	135,963,975

Earnings per share[1]
Basic	$1.50	$1.50
Diluted	$1.49	$1.50

[1] Calculated using whole figures.
We use the two-class method for allocating net income available to AHL shareholders to each class of our common stock. Our Class M shares do not become eligible to participate in dividends until a return of investment (ROI) condition has been met for each class. Once eligible, each class of our common stock has equal dividend rights. Prior to the fourth quarter of 2016, the ROI condition had not been met for any of our Class M shares and, as a result, no earnings were attributable to those classes. In conjunction with our IPO in the fourth quarter of 2016, the ROI condition for Class M-1 was met. The ROI conditions were subsequently met for Class M-2 on March 28, 2017, and for Class M-3 and Class M-4 on April 20, 2017. For purposes of calculating basic weighted average shares outstanding and the allocation of basic income, shares are deemed to be participating in earnings for only the portion of the period after the condition is met. However, as shares are considered dilutive as of the beginning of the period, the resulting diluted EPS is comparatively lower if the ROI condition is met after the beginning of the period than it would have been had the ROI condition been met at the beginning of the period.

Dilutive shares are calculated using the treasury stock method. For Class A common shares, this method takes into account shares that can be settled into Class A common shares, net of a conversion price.

The diluted EPS calculation for Class A shares excluded 75,241,974 and 152,726,953 shares, RSUs and options outstanding as of June 30, 2017 and 2016, respectively. The excluded shares as of June 30, 2017 were comprised of 73,792,976 shares considered antidilutive and 1,448,998 shares for which a performance condition had not been met. The excluded shares as of June 30, 2016 were comprised of 135,963,975 shares considered antidilutive and 16,762,978 shares for which issuance restrictions had not been satisfied as of the end of the period.

10. Accumulated Other Comprehensive Income
The following is a detail of AOCI:

(In millions)	June 30, 2017	December 31, 2016
AFS securities	$2,196	$972
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(631)	(408)
Noncredit component of OTTI losses on AFS securities	(17)	(17)
Hedging instruments	(28)	10
Pension adjustments	(5)	(4)
Foreign currency translation adjustments	(2)	(12)
Accumulated other comprehensive income, before taxes	1,513	541
Deferred income tax liability	(453)	(174)
Accumulated other comprehensive income	$1,060	$367

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in AOCI are presented below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Unrealized gains (losses) on AFS securities
Unrealized holding net gains arising during the period	$735	$1,329	$1,251	$1,874
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	(141)	(412)	(223)	(676)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	12	14	27	(8)
Less: Income tax expense	179	288	292	393
Change in unrealized net gains on AFS securities	403	615	709	813
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities recognized during the period	1	2	2	(10)
Less: Reclassification adjustment for losses realized in net income[1]	2	(7)	2	(7)
Less: Income tax expense (benefit)	—	3	—	(1)
Change in noncredit component of OTTI losses on AFS securities	(1)	6	—	(2)
Unrealized gains (losses) on hedging instruments
Change in hedging instruments during the period	(33)	3	(38)	(7)
Less: Income tax benefit	(11)	—	(13)	(3)
Change in hedging instruments	(22)	3	(25)	(4)
Pension adjustments during the period	(1)	—	(1)	(1)
Foreign currency translation adjustments
Foreign currency translation adjustments during the period	8	(3)	10	—
Change in AOCI	$387	$621	$693	$806

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

11. Income Taxes

Our effective tax rates were 3% and 7% for the three months ended June 30, 2017 and 2016, respectively, and 4% and 5% for the six months ended June 30, 2017, and 2016, respectively. Our effective tax rates may vary period-to-period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, we will be exempted from taxation until the year 2035.

12. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments, with the exception of the investments of ADKG, are managed by Athene Asset Management, L.P. (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of June 30, 2017, AAM directly managed $56,952 million of our investment portfolio assets, of which 88% are rated one or two by the National Association of Insurance Commissioners (NAIC).

For the services it renders, AAM earns a fee on all assets managed in accounts owned by or related to us, including sub-advised assets, but excluding assets of ADKG and certain other limited exceptions. Additionally, AAM recharges the sub-advisory fees it incurs with respect to our sub-advised assets to us. Historically, AAM generally earned an annual fee of 0.40% of assets under management. In the second quarter of 2017, following shareholder approval of an amendment to our bye-laws, we entered into the Fifth Amended and Restated Fee Agreement (Revised Fee Agreement), retroactive to January 1, 2017. The Revised Fee Agreement amended certain fee arrangements we previously had in place with AAM to provide for, among other things, an annual fee of 0.30% (reduced from 0.40%) on all assets that Apollo manages in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) in excess of $65,846 million (the level of assets in the North American Accounts as of December 31, 2016). The fee to be paid by us to AAM on the first $65,846 million of assets in the North American Accounts remains 0.40% per year, subject to certain discounts and exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For certain assets which require specialized sourcing and underwriting capabilities, AAM has chosen to mandate sub-advisors rather than building out in-house capabilities. AAM has entered into Master Sub-Advisory Agreements (MSAAs) with certain Apollo affiliates to sub-advise AAM with respect to a portion of our assets, with the fees recharged to us, in addition to the gross fee paid to AAM as described above. The MSAAs cover services rendered by Apollo-affiliated sub-advisors relating to the following investments:

(In millions, except for percentages)	June 30, 2017	December 31, 2016
Fixed maturity securities
U.S. state, municipal and political subdivisions	$—	$5
Foreign governments	153	149
Corporate	2,527	2,032
CLO	4,902	4,727
ABS	813	911
CMBS	939	975
Mortgage loans	2,063	1,767
Investment funds	24	23
Trading securities	114	126
Funds withheld at interest	1,869	1,682
Other investments	91	81
Total assets sub-advised by Apollo affiliates	$13,495	$12,478
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	19%	19%

During the second quarter of 2017, AAM and certain other Apollo affiliates entered into addendums to the MSAAs currently in effect, pursuant to which, with limited exceptions, Apollo will earn 0.40% per year on all assets in the North American Accounts explicitly sub-advised by Apollo up to $10,000 million, 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $10,000 million up to $12,441 million (the level of fee-paying sub-advised assets in the North American Accounts at December 31, 2016), 0.40% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $12,441 million up to $16,000 million, and 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $16,000 million. The addendums were retroactive to January 1, 2017.

Apollo Asset Management Europe

ADKG has an investment advisory agreement with Apollo Asset Management Europe (together with certain of its affiliates, AAME), also a subsidiary of AGM. AAME provides advisory services for all of ADKG's investment portfolio other than operating cash, mortgage loans secured by residential and commercial properties that are not identified and advised by AAME, and assets related to unit-linked policies. Also excluded are assets held in German special investment funds managed or advised by Apollo, AAM and any of the respective affiliates of Apollo, AAM or AAME, to the extent the entity receives a management or advisory fee in connection with the fund. In providing these services, AAME has access to Apollo's European expertise and capabilities. The ADKG investments sub-advised by AAME consist primarily of corporate and sovereign bonds, as compared to the more diverse range of assets managed by AAM or those held in the German special investment funds. As compensation for the investment advisory services rendered, AAME receives a fee of 0.10% per year on the assets it sub-advises. Affiliates of AAME receive an advisory fee of 0.35% per year on certain German special investment funds and our investment in a sub-fund of Apollo Capital Efficient Fund I (ACE fund), as well as a pro rata share of operating expenses up to 0.30% on the ACE fund. As of June 30, 2017 and December 31, 2016, the German special investment funds totaled $893 million and $258 million, respectively, and the ACE fund totaled $92 million and $84 million, respectively. The fees incurred for management of these funds are included in sub-advisory fees in the table below.

The following represents the assets sub-advised by AAME:

(In millions)	June 30, 2017	December 31, 2016
Fixed maturity securities
Foreign governments	$1,902	$2,062
Corporate	1,336	1,567
Equity securities	128	187
Investment funds	36	34
Policy loans	6	6
Derivative assets	4	—
Real estate	597	541
Other investments	166	153
Cash and cash equivalents	34	25
Total assets sub-advised by AAME	$4,209	$4,575

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM, AAME and other Apollo affiliates:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Asset management fees	$64	$57	$126	$115
Sub-advisory fees	12	15	28	38

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. The management fees payable as of June 30, 2017 and December 31, 2016, were $31 million and $28 million, respectively. The sub-advisory fees payable as of June 30, 2017 and December 31, 2016, were $16 million and $11 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

The investment management or advisory agreements with AAM or AAME have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements before October 31, 2018 and any termination thereafter requires the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and written notice to Apollo of such termination at least 30 days’ prior to October 31, 2018 or any annual anniversary thereafter (each such date, an IMA Termination Election Date). If the Independent Directors make such election and such notice is timely delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (an IMA Termination Effective Date). Notwithstanding the foregoing, (1) the Independent Directors may only elect to terminate an investment management agreement or advisory agreement on an IMA Termination Election Date if two-thirds of the Independent Directors determine in their sole discretion acting in good faith that either (i) there has been unsatisfactory long-term performance materially detrimental to us by Apollo or (ii) the fees being charged by Apollo are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to Apollo and Apollo shall have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (2) upon the determination by two-thirds of the Independent Directors, we may also terminate an investment management agreement or advisory agreement with Apollo as a result of either (i) a material violation of law relating to Apollo’s advisory business, or (ii) Apollo’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case the delivery at least 30 days’ prior written notice to Apollo of such termination and such termination will be effective at the end of such 30-day period.

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

Other related party transactions—We have a loan purchase agreement with AmeriHome Mortgage Company, LLC (AmeriHome), an investee of A-A Mortgage, an equity method investee. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $1 million and $17 million of residential mortgage loans under this agreement during the six months ended June 30, 2017 and 2016, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, exclusive of AGER commitments as discussed below, of $1,450 million and $962 million as of June 30, 2017 and December 31, 2016, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

On April 14, 2017 (Subscription Date), in connection with a private offering, AGER entered into subscription agreements with AHL, certain affiliates of AGM and a number of other third-party investors pursuant to which AGER secured commitments from such parties to purchase new common shares in AGER (AGER Offering). AHL's capital commitment includes the valuation of the AGER Group (comprised of our European operations which includes ADKG) at approximately €90 million, which approximated our invested capital in the AGER Group on the Subscription Date. Additionally, AHL has committed to purchase an additional €285 million of common shares (which may be reduced to €260 million if certain conditions are met), as well as an additional profits interest in securities which, upon meeting certain vesting triggers, will be convertible into additional common shares. See Note 15 – Subsequent Events for additional information.

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) of Indianapolis and Des Moines. Through membership, we have issued funding agreements with a carrying value of $679 million and $691 million as of June 30, 2017 and December 31, 2016, respectively, to the FHLB in exchange for cash advances. We are required to provide collateral in excess of the funding agreements, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special purpose, non-affiliated statutory-trust to offer up to $5 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements issued under this program have a carrying value of $1,696 million and $246 million as of June 30, 2017 and December 31, 2016, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2017	December 31, 2016
AFS securities
Fixed maturity	$1,455	$1,535
Equity	40	40
Investment funds	23	25
Mortgage loans	834	1,003
Short-term investments	11	15
Restricted cash	105	57
Total restricted assets	$2,468	$2,675

The restricted assets are primarily a result of the FHLB funding agreements described above. Additionally, we have established reinsurance trusts of assets in accordance with coinsurance agreements, which are typically based on corresponding statutory reserves.

Litigation, Claims and Assessments—On June 12, 2015, Don Hudson, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court for the Northern District of California against us. The complaint, which was similar to complaints recently filed against other large insurance companies, primarily alleged that captive reinsurance and other transactions had the effect of misrepresenting the financial condition of Athene Annuity and Life Company (AAIA). The complaint purported to be brought on behalf of a class of purchasers of annuity products issued by AAIA between 2007 and the present and asserts claims against AHL, ALRe, AUSA and AAIA in addition to Apollo and AAM. There were also various allegations related to the purchase of Aviva USA and concerning entry into a modco transaction with ALRe in October 2013. The suit asserted claims of violation of the Racketeer Influenced and Corrupt Organizations Act and sought compensatory damages, trebled, in an amount to be determined, costs and attorneys' fees. On March 25, 2016, the matter was transferred to the United States District Court for the Southern District of Iowa (S.D. IA Court). On May 25, 2016, the court granted plaintiff’s motion to file an amended complaint dropping plaintiff Silva and defendant Aviva plc. We moved to dismiss the amended complaint on June 30, 2016. On May 11, 2017, the putative class action complaint filed by Don Hudson, on behalf of himself and others similarly situated, against us was dismissed in a written decision by the S.D. IA Court. Plaintiff did not appeal the district court’s decision and this matter is concluded.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court for the District of Massachusetts, against us. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, AAIA and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (collectively, the Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003 that were backed by a capital maintenance agreement issued by Aviva International Insurance Limited or its predecessor (the CMA). The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by the CMA, which was alleged to be a source of great financial strength. The complaint further alleges that the Aviva Entities used the CMA to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the CMA terminated. According to the complaint, no notice of this termination was provided to the owners of the structured settlement annuities. The complaint alleges that the termination of the CMA gave rise to claims for breach of contract, breach of fiduciary duty, promissory estoppel, and unjust enrichment. Fact discovery has closed and the case will move into the expert discovery, class certification and dispositive motion phases. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

The Internal Revenue Service (IRS) has completed its examinations of the 2006 through 2010 Aviva USA tax years. Aviva USA agreed to all adjustments that were proposed with respect to those tax years with two exceptions: (1) AAIA’s treatment of call options used to hedge fixed indexed annuity (FIA) liabilities for the tax years 2008–2010 and (2) the disallowance of offsetting tax deductions taken by AAIA and taxable income reported by the non-life subgroup with respect to unpaid independent marketing organization commissions. The first adjustment to which Aviva USA did not agree would disallow deductions of $191 million, $154 million and $76 million for 2008, 2009 and 2010, respectively. The second adjustment to which Aviva USA did not agree would increase non-life net operating losses and decrease AAIA net operating losses by $16 million in each of 2009 and 2010. Taxes, penalties and interest with respect to these two issues for the years under audit are subject to indemnification by Aviva plc under the Stock Purchase Agreement (SPA) between Aviva plc and AHL, dated December 21, 2012 assuming the SPA requirements are satisfied. Athene USA has been unable to negotiate a favorable settlement of this issue with the IRS, and is contesting the adjustment in federal court. If the IRS position is upheld in federal court, Athene USA expects that it would owe tax of $120 million, plus interest, for tax years ending on or before October 2, 2013, which are subject to indemnification by Aviva plc as described above.

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

In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable corporate-owned life insurance (COLI) policies that, as of June 30, 2017, had an asset value of $339 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has been triggered and we will pursue further adjudication. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $162 million as of June 30, 2017.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Segment Information

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other.

Retirement Services—Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities, fixed indexed annuities, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and pension risk transfer obligations, are included in our Retirement Services segment.

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

Operating revenue is a component of operating income, net of tax, and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

The table below reconciles segment operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Operating revenue by segment
Retirement Services	$1,254	$800	$2,142	$1,588
Corporate and Other	103	66	171	97
Total segment operating revenues	1,357	866	2,313	1,685
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	266	18	802	(100)
Investment gains (losses), net of offsets	138	156	263	172
VIE expenses and noncontrolling interest	—	5	—	9
Other adjustments to revenues	2	—	4	1
Total non-operating adjustments	406	179	1,069	82
Total revenues	$1,763	$1,045	$3,382	$1,767

Operating income, net of tax, is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our operating income, net of tax, equals net income available to AHL's shareholders adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding the long-term incentive plan (LTIP); and

•	Income tax (expense) benefit – non-operating.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment operating income, net of tax, to net income available to Athene Holding Ltd. shareholders presented on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2017	2016	2017	2016
Operating income, net of tax by segment
Retirement Services	$267	$196	$542	$393
Corporate and other	13	(17)	4	(62)
Total segment operating income, net of tax	280	179	546	331
Non-operating adjustments
Investment gains (losses), net of offsets	58	61	115	40
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	15	(18)	109	(87)
Integration, restructuring and other non-operating expenses	(11)	(5)	(20)	(6)
Stock-based compensation, excluding LTIP	(13)	(28)	(23)	(13)
Income tax (expense) benefit – non-operating	(3)	4	(17)	13
Total non-operating adjustments	46	14	164	(53)
Net income available to Athene Holding Ltd. shareholders	$326	$193	$710	$278

The following represents total assets by segment:

(In millions)	June 30, 2017	December 31, 2016
Total assets by segment
Retirement Services	$85,842	$79,298
Corporate and Other	7,752	7,401
Total assets	$93,594	$86,699

15. Subsequent Events

On August 9, 2017, our Bermuda subsidiaries, AGER and NewRe Life Re Ltd. (NewRe), entered into a stock purchase agreement with Aegon Ireland Holding B.V. and Aegon Europe Holding B.V., pursuant to which NewRe agreed to purchase all of the outstanding stock of Aegon Ireland plc. Immediately prior to the closing of the transaction, which is expected in the first quarter of 2018, subject to regulatory approvals and other customary closing conditions, AGER will undertake its initial capital call, which is expected to result in the issuance by AGER of new common shares to affiliates of Apollo and other third-party investors, such that our interest in the AGER Group will be reduced, causing the AGER Group to thereafter be held by us as an investment rather than as a consolidated subsidiary.

The valuation of the AGER Group was fixed at approximately €90 million as of the Subscription Date, and is unaffected by any profit or loss or other increase or decrease in value of the AGER Group during the period between the Subscription Date and the date on which the AGER Group is deconsolidated. As a result, to the extent that our invested capital and/or the fair value of the AGER Group increases or decreases during such time period, we may incur a gain or loss upon deconsolidation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals across the world as well as Apollo’s global asset management infrastructure that, as of June 30, 2017, supported more than $231 billion of AUM across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries' headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and as of June 30, 2017, have an expected annual investment margin of 2-3% over the 8.1 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. Even as we have grown to $78.7 billion in investments, including related parties, $76.3 billion in invested assets and $93.6 billion of total assets as of June 30, 2017, we have continued to approach both sides of the balance sheet with an opportunistic mindset because we believe quickly identifying and capitalizing on market dislocations allows us to generate attractive, risk-adjusted returns for our shareholders. Further, our multiple distribution channels support growing origination across market environments and better enable us to achieve continued balance sheet growth while maintaining attractive profitability. We believe that in a typical market environment, we will be able to profitably grow through our organic channels, including retail, flow reinsurance and institutional products. In more challenging market environments, we believe that we will see additional opportunities to grow through our inorganic channels, including acquisitions and block reinsurance, due to market stress during those periods.

As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the six months ended June 30, 2017 and the year ended the year ended December 31, 2016, we generated an annualized investment margin on deferred annuities of 2.90% and 2.76%, respectively and annualized operating ROE excluding AOCI of 22.5% and 18.5%, respectively for our Retirement Services segment. We currently maintain what we believe to be high capital ratios for our rating and hold more than $1.5 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities. Because we hold such strategic capital to implement our opportunistic strategy and to enable us to explore deployment opportunities as they arise, and because we are investing for future growth, our consolidated annualized ROE for the six months ended June 30, 2017 and the year ended December 31, 2016 was 18.7% and 12.6%, respectively and our consolidated annualized operating ROE excluding AOCI was 15.9% and 12.1%, respectively.

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

We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the United States, the lack of tax advantaged alternatives for people trying to save for retirement and expectations of a rising interest rate environment. To date, most of our products sold and acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value and provides protection against investment loss. Our policies often include surrender charges (86% of our deferred annuity products, as of June 30, 2017) or MVAs (71% of our deferred annuity products, as of June 30, 2017), both of which increase persistency and protect our ability to meet our obligations to policyholders. Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $5.1 billion and $4.0 billion for the six months ended June 30, 2017 and 2016, respectively. We believe the recent upgrade by A.M. Best to A in April 2017 and the 2015 upgrade of our financial strength ratings to A- by each of S&P, Fitch and A.M. Best and our recent FIA and MYGA new product launches, have enabled and will continue to enable us to increase penetration in our existing organic channels, and access new markets within our retail channel, such as financial institutions. This increased penetration will allow us to source additional volumes of profitably underwritten liabilities. Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite, and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions. The aggregate purchase price of our acquisitions was less than the aggregate statutory book value of the businesses acquired.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We plan to grow organically by expanding our retail, reinsurance and institutional product distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel we had fixed annuity sales of $2.7 billion and $1.8 billion for the six months ended June 30, 2017 and 2016, respectively. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 67 IMOs and approximately 33,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from the ratings upgrade in 2017 by A.M. Best, our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. Within our reinsurance channel we target reinsurance business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $380 million and $2.2 billion for the six months ended June 30, 2017 and 2016, respectively. We believe the decrease in flow reinsurance has been impacted by the recent decline in overall MYGA volumes over the last several months, reflective of the recent stock market rally and expectations of higher interest rates. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our recent ratings upgrade by A.M. Best and our improving credit profile will help us attract additional reinsurance partners. In our institutional channel, we continued to enhance our capabilities in the pension risk transfer market, including the engagement of a third party administrator, and in the second quarter we executed our inaugural transaction in this market in the amount of approximately $320 million. In addition, during the six months ended June 30, 2017, we also continued to grow our funding agreement program by issuing funding agreements in the aggregate principal amount of $1.7 billion. We expect our institutional channel to continue to grow over time as we issue additional funding agreements and continue to pursue pension risk transfer opportunities.

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

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve's recent increases in federal funds rates in December 2015, December 2016 and March and June of 2017, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Our investment portfolio consists predominantly of fixed maturity investments. See Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through ALM modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows to within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $22.0 billion of floating rate investments, or approximately 29% of our total invested assets as of June 30, 2017. As part of our reinvestment strategy for the investment portfolios of our acquired companies, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income. Our ability to mitigate a reduction in investment income by reducing our cost of crediting may be limited by policyholder guarantees in the form of minimum crediting rates. As of June 30, 2017, most of our products were fixed annuities with approximately 36% of our FIAs at the minimum guarantees and approximately 49% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2017, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 80 to 90 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. The remaining liabilities are associated with immediate annuities, funding agreements or life contracts which have crediting rates or costs that are less sensitive or insensitive to interest rate movements. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

We believe that our strong presence in the FIA market and strength of our relationships with IMOs position us to effectively serve consumers' demand in the rapidly growing retirement savings market. We expect our retail channel to benefit from rating agency upgrades as well as our improving credit profile and recent product launches. We believe this should help us to grow sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We also believe that the 2015 financial strength upgrades, as well as our upgrade to A by A.M. Best in April 2017, have enabled and will continue to enable us to increase penetration in our existing organic channels, and will help us to increase our presence in the pension risk transfer market.

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

According to LIMRA, total fixed annuity market sales in the United States were $27.6 billion for the three months ended March 31, 2017, a 14.7% decrease from the same time period in 2016. This decrease was driven by a decrease in FIA products of $2.1 billion, or 13.4% over prior year FIAs, and a decrease in traditional fixed rate deferred annuities of $1.9 billion, or 15.8% over prior year traditional fixed rate deferred annuities. In the total fixed annuity market, for the three months ended March 31, 2017, we were the 7th largest company based on sales with a 4.0% market share and $1.1 billion in sales. For the three months ended March 31, 2016, our market share was 2.1% with sales of $663 million.

FIAs are one of the fastest growing annuity products having grown from $27.3 billion in 2005 to $60.9 billion in sales for the year ended December 31, 2016. According to LIMRA, for the three months ended March 31, 2017, we were the 3rd largest provider of FIAs in terms of sales, and our market share for the same period was 7.5% with sales of $1.0 billion. For the three months ended March 31, 2016, our market share was 4.2% with sales of $655 million.

Regulatory Developments

Department of Labor

On April 6, 2016, the U.S. Department of Labor (DOL) issued a new regulation (fiduciary rule) more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption titled the “Best Interest Contract Exemption,” to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The April 10, 2017 applicability date for the fiduciary rule was delayed to June 9, 2017 in response to a memorandum issued to the DOL by President Trump. In addition to delaying the applicability date of the fiduciary rule, the DOL revised both exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of the prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the fiduciary rule is required. On August 9, 2017, the DOL submitted to the Office of Management and Budget a proposal to extend the January 1, 2018 full implementation date to July 1, 2019. In order for the extension to become effective, the proposal must be finalized and issued in the Federal Register before January 1, 2018. We cannot predict with any certainty the impact of the new fiduciary rule and exemptions, but the fiduciary rule and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the fiduciary rule could have an adverse effect on our ability to write new business. The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with the finalized fiduciary rule related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Tax Reform

Both the U.S. Congress and President Trump’s administration have indicated a desire to reform the Internal Revenue Code. Although the 2016 U.S. House of Representatives Blueprint, “A Better Way” and President Trump's proposed tax reform plan do not align on all tax reform proposals, substantial proposed changes to the U.S. corporate tax regime include: reduction of the maximum corporate tax rate, repeal of the corporate alternative minimum tax, elimination of net operating loss carryback, immediate expensing of business assets, and elimination of a deduction for net interest expense as well as substantial changes to the international tax system including moving to a territorial based tax system. A reduction in the corporate tax rate would have a positive impact on the earnings and cash flow of our U.S. companies, but it could also reduce the value of our deferred tax assets. Although congressional Republicans recently stated that they have abandoned their border tax adjustment proposal, it is not clear whether potential tax reform will include a provision with the similar effect of denying a deduction to U.S. insurance companies for reinsurance premium paid to a foreign reinsurer or other revenue enhancement measures, which would materially increase our overall U.S. tax expense or otherwise impact our business. In addition, it is not yet known whether potential tax reform will include further changes impacting the current tax treatment of insurance companies under the Internal Revenue Code. At this time, it is not possible to determine the impact of potential legislative changes on our financial condition and results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, our results of operations include certain non-GAAP measures commonly used in our industry. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides information that may enhance an investor's understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring and certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the GAAP measures.

Operating Income, Net of Tax

Operating income, net of tax, a commonly used operating measure in the life insurance industry, is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our operating income, net of tax, equals net income available to AHL’s shareholders adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

•
Investment Gains (Losses), Net of Offsets—Investment gains (losses), net of offsets, consist of the realized gains and losses on the sale of AFS securities, the change in assumed modco and funds withheld reinsurance embedded derivatives, unrealized gains and losses, impairments, and other investment gains and losses. Unrealized, impairments and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the net OTTI impacts recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed living withdrawal benefits (GLWB) and guaranteed minimum death benefits (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the MVAs associated with surrenders or terminations of contracts.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

ROE Excluding AOCI and Operating ROE Excluding AOCI

ROE excluding AOCI and operating ROE excluding AOCI are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Once we have reinvested acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI is useful in analyzing the trends of our operations. To enhance the ability to analyze these measures across periods, interim periods are annualized. ROE excluding AOCI and operating ROE excluding AOCI should not be used as a substitute for ROE. However, we believe the adjustments to equity are significant to gaining an understanding of our overall results of operations.

Operating Earnings Per Share - Operating Diluted Class A, Weighted Average Shares Outstanding - Operating Diluted Class A Common Shares and Book Value Per Share Excluding AOCI

Operating earnings per share - operating diluted Class A, weighted average shares outstanding - operating diluted Class A common shares and book value per share excluding AOCI are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represent an economic view of our share counts and provide a simplified and consistent view of our outstanding shares. Operating earnings per share - operating diluted Class A is calculated as the operating income, net of tax over the weighted average shares outstanding - operating diluted Class A common shares. Book value per share excluding AOCI is calculated as the ending AHL shareholders' equity excluding AOCI divided by the operating diluted Class A common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and settlement of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive they are excluded. Weighted average shares outstanding - operating diluted Class A common shares and operating diluted Class A common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Operating earnings per share - operating diluted Class A, weighted average shares outstanding - operating diluted Class A common shares and book value per share excluding AOCI should not be used as a substitute for basic earnings per share - Class A common shares, basic weighted average shares outstanding - Class A or book value per share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

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

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

approximately 79% of our Retirement Services reserve liabilities as of June 30, 2017. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

Invested Assets

In managing our business we analyze invested assets, which do not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Invested assets represent the investments that directly back our policyholder liabilities as well as surplus assets. Invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets includes (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) the consolidated VIE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables and (g) policy loans ceded (which offset the direct policy loans in total investments). Invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Our invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period.

Reserve Liabilities

In managing our business we also analyze reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Reserve liabilities represents our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Reserve liabilities includes (a) the interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverables, excluding policy loans ceded. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2017	2016	2017	2016
Revenues	$1,763	$1,045	$3,382	$1,767
Benefits and expenses	1,426	837	2,639	1,474
Income before income taxes	337	208	743	293
Income tax expense (benefit)	11	15	33	15
Net income	326	193	710	278
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income available to AHL shareholders	$326	$193	$710	$278

Operating income, net of tax by segment
Retirement Services	$267	$196	$542	$393
Corporate and Other	13	(17)	4	(62)
Operating income, net of tax	280	179	546	331
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	24	11	35	19
Unrealized, impairments, and other investment gains (losses)	(15)	3	(12)	(24)
Assumed modco and funds withheld reinsurance embedded derivatives	65	74	133	71
Offsets to investment gains (losses)	(16)	(27)	(41)	(26)
Investment gains (losses), net of offsets	58	61	115	40
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	15	(18)	109	(87)
Integration, restructuring and other non-operating expenses	(11)	(5)	(20)	(6)
Stock compensation expense	(13)	(28)	(23)	(13)
Income tax (expense) benefit – non-operating	(3)	4	(17)	13
Total non-operating adjustments	46	14	164	(53)
Net income available to AHL shareholders	$326	$193	$710	$278

ROE	16.4%	12.8%	18.7%	9.4%
ROE excluding AOCI	18.4%	13.4%	20.7%	9.7%
Operating ROE excluding AOCI	15.9%	12.4%	15.9%	11.6%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

In this section, references to 2017 refer to the three months ended June 30, 2017 and references to 2016 refer to the three months ended June 30, 2016.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $133 million, or 69%, to $326 million for the three months ended June 30, 2017 from $193 million in the prior period. ROE and ROE excluding AOCI increased to 16.4% and 18.4%, respectively, from 12.8% and 13.4% in 2016, respectively. The increase in net income available to AHL shareholders was driven by a $101 million increase in operating income, net of tax and a favorable net change in FIA derivatives. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating Income, Net of Tax

Operating income, net of tax increased by $101 million, or 56.4%, to $280 million for the three months ended June 30, 2017 from $179 million in the prior period. Operating ROE excluding AOCI was 15.9%, up from 12.4% in the prior period. The increase in operating income, net of tax was primarily driven by higher investment income partially offset by higher liability costs. The increase in investment income was primarily due to growth in our Retirement Services invested assets of $6.0 billion, higher short-term interest rates resulting in higher floating rate investment income and strength in our alternatives portfolio. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights, and a decline in the market value of public equity positions in one of our funds in the prior year. The increase in other liability costs was due to higher rider reserve changes and DAC amortization attributed to growth in the block of business and higher gross profits, partially offset by approximately $25 million favorable impacts related to improved equity market performance and out of period actuarial adjustments compared to the prior period.

Our consolidated net investment earned rate was 4.72% in three months ended June 30, 2017, an increase from 4.20% in the prior period, primarily attributed to the strong performance from both our fixed income and other investment portfolios and our alternative investment portfolio. Our alternative investment net investment earned rate was 12.69% in three months ended June 30, 2017, an increase from 7.08% in the prior period, primarily attributed to the strong performance of AmeriHome and lower returns in the prior year due to a decline in the market value of public equity positions in one of our funds.

Revenues

Total revenue increased by $718 million to $1.8 billion in the three months ended June 30, 2017 from $1.0 billion in the prior period. The increase was driven by an increase in premiums, favorable changes in investment related gains and losses, an increase in net investment income and a favorable change in VIE investment related gains and losses.

Premiums increased by $319 million to $379 million in the three months ended June 30, 2017 from $60 million in the prior period, driven by approximately $320 million of premiums from our inaugural pension risk transfer transaction.

Investment related gains and losses increased by $233 million to $460 million in the three months ended June 30, 2017 from $227 million in the prior period, primarily due to the change in fair value of FIA hedging derivatives and other derivative and foreign currency gains and losses, partially offset by the change in unrealized gains and losses on trading securities. The change in fair value of FIA hedging derivatives increased by $237 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 2.6% increase in 2017, compared to an 1.9% increase in 2016. The change in unrealized gains and losses on trading securities was comprised of an unfavorable decrease in AmerUs Closed Block assets of $26 million related to higher unrealized gains in 2016 due to the decrease in U.S. treasury rates.

Net investment income increased by $121 million to $821 million in the three months ended June 30, 2017 from $700 million in the prior period, primarily driven by a strong increase in fixed income and other investment income and an increase in alternative investment income. The increase in fixed income and other investment income was driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months and higher short-term interest rates resulting in higher floating rate investment income, partially offset by lower bond call and mortgage prepayment income related to a large redemption in 2016 of $15 million. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights.

VIE investment related gains and losses increased by $42 million to $11 million in the three months ended June 30, 2017 from $31 million in the prior period, primarily driven by losses in 2016 related to a decline in market value of public equity positions in one of our funds, partially offset by the removal of liquidity discounts in 2016 related to marketability assumptions used in the determination of the fair value of certain of the investments.

Benefits and Expenses

Total benefits and expenses increased by $589 million to $1.4 billion in the three months ended June 30, 2017 from $837 million in the prior period. The increase was driven by an unfavorable change in interest sensitive contract benefits, an increase in future policy benefits and higher dividends to policyholders.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits increased by $320 million to $578 million in the three months ended June 30, 2017 from $258 million in the prior period, primarily attributable to approximately $320 million of policyholder obligations from our inaugural pension risk transfer transaction and an unfavorable change in the rider reserves, partially offset by a favorable change in AmerUs Closed Block fair value liability. The unfavorable change in rider reserves of $23 million was primarily driven by the growth in the block of business and an increase related to the net change in FIA derivatives, partially offset by favorable impacts related to improved equity market performance compared to the prior period resulting in increased index credits to policyholder accounts, which lowered the amount needed to fund the rider reserve, as well as favorable out of period actuarial adjustments. The favorable change in the AmerUs Closed Block fair value liability of $28 million was primarily driven by higher unrealized gains on the underlying investments in 2016 due to the decrease in U.S. treasury rates. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block.

Interest sensitive contract benefits increased by $218 million to $553 million in the three months ended June 30, 2017 from $335 million in the prior period, primarily due to the change in FIA fair value embedded derivatives. The change in FIA fair value embedded derivatives increased by $193 million, primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 2.6% increase in 2017, compared to a 1.9% increase in the prior period.

Dividends to policyholders increased by $36 million to $49 million in the three months ended June 30, 2017 from $13 million in the prior period, primarily attributed to Germany policyholders participating in higher investment gains during the current period.

Taxes

Income tax expense decreased by $4 million to $11 million in the three months ended June 30, 2017 from $15 million in the prior period. The decrease was primarily driven by the decrease in income subject to U.S. income taxes of $13 million, or approximately $4 million of tax based on a 35% U.S. statutory rate.

Our effective tax rates were 3% in three months ended June 30, 2017 and 7% in the prior period. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

In this section, references to 2017 refer to the six months ended June 30, 2017 and references to 2016 refer to the six months ended June 30, 2016.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $432 million, or 155%, to $710 million for the six months ended June 30, 2017 from $278 million in the prior period. ROE and ROE excluding AOCI increased to 18.7% and 20.7%, respectively, from 9.4% and 9.7% in 2016, respectively. The increase in net income available to AHL shareholders was driven by a $215 million increase in operating income, net of tax, a favorable net change in FIA derivatives and a favorable change in assumed reinsurance embedded derivatives. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked and year-over-year change in discount rates. The change in assumed reinsurance embedded derivatives was driven by credit spreads tightening in 2017 and growth in the reinsurance block.

Operating Income, Net of Tax

Operating income, net of tax increased by $215 million, or 65%, to $546 million for the six months ended June 30, 2017 from $331 million in the prior period. Operating ROE excluding AOCI was 15.9%, up from 11.6% in the prior period. The increase in operating income, net of tax was primarily driven by a strong increase in investment income partially offset by higher liability costs. The increase in investment income was primarily due to growth in our Retirement Services invested assets of $6.0 billion, higher short-term interest rates resulting in higher floating rate investment income, proceeds from a bond previously written down and strength in our alternatives portfolio, partially offset by lower bond call and mortgage prepayment income related to two large redemptions in 2016 of $60 million. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights, and a decline in the market value of public equity positions in one of our funds in the prior year. Cost of crediting was higher by $31 million due to growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs. The increase in other liability costs of $21 million was driven by higher rider reserve changes and DAC amortization attributed to growth in the block of business and higher gross profits, partially offset by approximately $65 million favorable impacts related to improved equity market performance and out of period actuarial adjustments compared to the prior period.

Our consolidated net investment earned rate was 4.60% in the six months ended June 30, 2017, an increase from 4.12% in the prior period, primarily attributed to strong performance from both our fixed income and other investment portfolios and our alternative investment portfolio. Our alternative investment net investment earned rate was 10.40% in the six months ended June 30, 2017, an increase from 3.48% in the prior period, primarily attributed to the strong performance of AmeriHome, higher credit fund income and lower returns in the prior year due to a decline in the market value of public equity positions in one of our funds.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Total revenue increased by $1.6 billion to $3.4 billion in the six months ended June 30, 2017 from $1.8 billion in the prior period. The increase was driven by favorable changes in investment related gains and losses, an increase in premiums and an increase in net investment income.

Investment related gains and losses increased by $999 million to $1.1 billion in the six months ended June 30, 2017 from $143 million in the prior period, primarily due to the change in fair value of FIA hedging derivatives and the change in assumed reinsurance embedded derivatives. The change in fair value of FIA hedging derivatives increased by $874 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 8.2% increase in 2017, compared to an 2.7% increase in 2016. The assumed reinsurance embedded derivatives are based on the change in the fair value of the underlying investments held in modco and funds withheld portfolios (see Note 3 – Derivative Instruments to the condensed consolidated financial statements) which increased by $92 million driven by growth in the reinsurance block and the change in reinsurance embedded derivatives in the six months ended June 30, 2017, primarily due to credit spreads tightening in 2017 compared to credit spreads widening in 2016. The increase in investment gains and losses was partially offset by the change in unrealized gains and losses on trading securities which was comprised of an unfavorable decrease in AmerUs Closed Block assets of $65 million related to higher unrealized gains in 2016 due to the decrease in U.S. treasury rates partially offset by $36 million of gains related to unit-linked investments attributed to a decrease in rates.

Premiums increased by $311 million to $431 million in the six months ended June 30, 2017 from $120 million in the prior period, driven by approximately $320 million of premiums from our inaugural pension risk transfer transaction.

Net investment income increased by $213 million to $1.6 billion in the six months ended June 30, 2017 from $1.4 billion in the prior period, primarily driven by a strong increase in fixed income and other investment income and an increase in alternative investment income. The increase in fixed income and other investment income was driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, higher short-term interest rates resulting in higher floating rate investment income and $14 million of proceeds on the recovery of a bond previously written down, partially offset by lower bond call and mortgage prepayment income related to two large redemptions in 2016 of $60 million. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights, and higher credit fund income due to credit spreads widening in the prior period.

VIE investment related gains and losses increased by $66 million to $12 million in the six months ended June 30, 2017 from $(54) million in the prior period, primarily driven by a decline in market value of public equity positions in one of our funds in 2016.

Benefits and Expenses

Total benefits and expenses increased by $1.1 billion to $2.6 billion in the six months ended June 30, 2017 from $1.5 billion in the prior period. The increase was driven by an unfavorable change in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in DAC, DSI and VOBA amortization, an increase in dividends payable to policyholders and higher policy and other operating expenses.

Interest sensitive contract benefits increased by $655 million to $1.2 billion in the six months ended June 30, 2017 from $590 million in the prior period, primarily due to the change in FIA fair value embedded derivatives and higher interest credited to policyholders related to strong growth in deposits. The change in FIA fair value embedded derivatives increased by $590 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 8.2% increase in 2017, compared to a 2.7% increase in the prior period as well as a favorable change in discount rates used in our embedded derivative calculations as the decrease in 2016 discount rates was larger than the decrease in 2017.

Future policy and other policy benefits increased by $310 million to $792 million in the six months ended June 30, 2017 from $482 million in the prior period, primarily attributable to approximately $320 million of policyholder obligations from our inaugural pension risk transfer transaction and an unfavorable change in the rider reserves, partially offset by a favorable change in AmerUs Closed Block fair value liability. The unfavorable change in rider reserves of $61 million was primarily driven by growth in the block of business, higher gross profits and an increase related to the net change in FIA derivatives partially offset by favorable impacts related to improved equity market performance compared to the prior period resulting in increased index credits to policyholder accounts, which lowered the amount needed to fund the rider reserve, as well as favorable out of period actuarial adjustments. The favorable change in the AmerUs Closed Block fair value liability of $87 million was primarily driven by the increase in unrealized gains on the underlying investments driven by higher unrealized gains in 2016 due to the decrease in U.S. treasury rates. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block.

DAC, DSI and VOBA amortization increased by $104 million to $200 million in the six months ended June 30, 2017 from $96 million in the prior period, primarily due to the favorable net change in FIA derivatives, the favorable change in investment related gains and losses, growth in the DAC asset balance related to block growth and higher gross profits partially offset by favorable impacts related to improved equity market performance and out of period actuarial adjustments compared to the prior period.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Dividends to policyholders increased by $51 million to $81 million in the six months ended June 30, 2017 from $30 million in the prior period, primarily attributed to Germany policyholders participating in higher investment gains during the current period.

Policy and other operating expenses increased by $54 million to $321 million in 2017 from $267 million in 2016, primarily attributed to a $10 million increase in stock compensation expense due to certain performance shares vesting in 2017 and higher integration, restructuring and other non-operating expenses mainly due to Germany restructuring costs. The remaining increase was primarily attributed to growing our business and expanding our distribution channels.

Taxes

Income tax expense increased by $18 million to $33 million in six months ended June 30, 2017 from $15 million in the prior period. The increase was primarily driven by the increase in income subject to U.S. income taxes of $67 million, or approximately $23 million of tax based on a 35% U.S. statutory rate, partially offset by a Germany income tax benefit in 2017.

Our effective tax rates were 4% in six months ended June 30, 2017 and 5% in the prior period. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Results of Operations by Segment

The following summarizes our operating income, net of tax by segment:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2017	2016	2017	2016
Operating income, net of tax by segment
Retirement Services	$267	$196	$542	$393
Corporate and Other	13	(17)	4	(62)
Operating income, net of tax	$280	$179	$546	$331

Retirement Services operating ROE excluding AOCI	21.4%	18.8%	22.5%	19.2%

Retirement Services

Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure MYGAs, FIAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and pension risk transfer obligations, are included in our Retirement Services segment.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Operating Income, Net of Tax

Operating income, net of tax increased by $71 million, or 36%, to $267 million in the three months ended June 30, 2017, from $196 million in the prior period. Operating ROE excluding AOCI was 21.4%, up from 18.8% in the prior period. The increase in operating income, net of tax was primarily driven by an increase in net investment income partially offset by higher liability costs. The increase in net investment income was driven mainly by earnings from growth in invested assets of $6.0 billion, higher short-term interest rates resulting in higher floating rate investment income and strength in the alternatives portfolio. Other liability costs increased by $31 million due to higher rider reserve changes and DAC amortization attributed to growth in the block of business and higher gross profits, partially offset by approximately $25 million favorable impacts related to improved equity market performance and out of period actuarial adjustments compared to the prior period. Cost of crediting was higher by $11 million due to growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs.

Net investment income increased $113 million primarily driven by a $103 million increase in fixed income and other investment income attributed to earnings from growth in invested assets of $6.0 billion driven by a strong increase in deposits over the prior twelve months and higher short-term interest rates resulting in higher floating rate investment income, partially offset by lower bond call and mortgage prepayment income related to a large redemption in 2016 of $15 million. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Three months ended June 30,
	2017	2016
Net investment earned rate	4.85%	4.58%
Cost of crediting	1.89%	1.99%
Investment margin on deferred annuities	2.96%	2.59%

Investment margin on deferred annuities increased by 37 basis points to 2.96% in the three months ended June 30, 2017, from 2.59% in the prior period. The increase in the investment margin on deferred annuities was driven by the increase in net investment earned rate of 27 basis points, showing strength in our investment portfolio, and a favorable decrease in cost of crediting of 10 basis points.

Net investment earned rate increased due to the increase in fixed income and other investment income earned rate as well as the increase in alternative investment income earned rate. The fixed income and other net investment earned rate increased in the three months ended June 30, 2017, to 4.55% from 4.28% in the prior period primarily attributed to higher short-term interest rates resulting in higher floating rate investment income and higher cash balances in the prior year. The alternative investments net investments earned rate increased to 12.28% in the three months ended June 30, 2017, from 11.82% in the prior period primarily attributed to the strong performance of AmeriHome contributing an earned rate of 23.76% compared to 6.18% in the prior period. The net investment earned rates continue to reflect impacts of holding approximately 29% of total invested assets in floating rate investments and 2% of invested assets in cash holdings to opportunistically capitalize on market dislocations.

Cost of crediting on deferred annuities decreased by 10 basis points to 1.89% in the three months ended June 30, 2017, from 1.99% in the prior period. The decrease in cost of crediting was driven by recent rate actions and lower option costs. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Operating Income, Net of Tax

Operating income, net of tax increased by $149 million, or 38%, to $542 million in the six months ended June 30, 2017, from $393 million in the prior period. Operating ROE excluding AOCI was 22.5%, up from 19.2% in the prior period. The increase in operating income, net of tax was primarily driven by an increase in net investment income partially offset by higher liability costs and higher cost of crediting. The increase in net investment income was driven mainly by earnings from growth in invested assets of $6.0 billion, higher short-term interest rates resulting in higher floating rate investment income, the proceeds from a bond previously written down and strength in the alternatives portfolio, partially offset by lower bond call and mortgage prepayment income. The increase in other liability costs of $21 million was driven by higher rider reserve changes and DAC amortization attributed to growth in the block of business and higher gross profits, partially offset by approximately $65 million favorable impacts related to improved equity market performance and out of period actuarial adjustments compared to the prior period. Cost of crediting was higher by $31 million due to growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs.

Net investment income increased $200 million primarily driven by a $158 million increase in fixed income and other investment income due to earnings from growth in invested assets of $6.0 billion attributed to a strong increase in deposits over the prior twelve months, higher short-term interest rates resulting in higher floating rate investment income and $14 million of proceeds on the recovery of a bond previously written down, partially offset by lower bond call and mortgage prepayment income related to two large redemptions in 2016 of $60 million. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights, and higher credit fund income due to credit spreads widening in the prior period.

Investment Margin on Deferred Annuities

	Six months ended June 30,
	2017	2016
Net investment earned rate	4.80%	4.58%
Cost of crediting	1.90%	1.97%
Investment margin on deferred annuities	2.90%	2.61%

Investment margin on deferred annuities increased by 29 basis points to 2.90% in six months ended June 30, 2017, from 2.61% in the prior period. The increase in the investment margin on deferred annuities was driven by the increase in net investment earned rate of 22 basis points, showing strength in our investment portfolio, and a favorable decrease in cost of crediting of 7 basis points.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate increased due to the increase in fixed income and other investment income earned rate and the increase in alternative investment income earned rate. The fixed income and other net investment earned rate increased in the six months ended June 30, 2017, to 4.53% from 4.40% in the prior period primarily primarily attributed to higher short-term interest rates resulting in higher floating rate investment income, higher cash balances in the prior year and the proceeds from a bond previously written down, partially offset by lower bond call and mortgage prepayment income related to two large redemptions in 2016. The alternative investments net investments earned rate increased to 11.48% in the six months ended June 30, 2017, from 9.02% in the prior period primarily driven by the strong performance of AmeriHome and higher credit fund income. The net investment earned rates continue to reflect impacts of holding approximately 29% of total invested assets in floating rate investments and 2% of invested assets in cash holdings to opportunistically capitalize on market dislocations.

Cost of crediting on deferred annuities decreased by 7 basis points to 1.90% in six months ended June 30, 2017, from 1.97% in the prior period. The decrease in cost of crediting was driven by recent rate actions and lower option costs. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Operating Income (Loss), Net of Tax

Operating income, net of tax increased by $30 million to $13 million in the three months ended June 30, 2017, from $(17) million in the prior period. The increase in operating income, net of tax was driven by an increase in alternative investment income reflecting lower returns in prior year due to a decline in the market value of public equity positions in one of our funds, partially offset by the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments. The increase in alternative investment income was partially offset by lower Germany operating income as compared to prior year.

Operating income, net of tax increased by $66 million to $4 million in the six months ended June 30, 2017, from $(62) million in the prior period. The increase in operating income, net of tax was driven by an increase in alternative investment income reflecting lower returns in prior year due to a decline in the market value of public equity positions in one of our funds, partially offset by the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments and an $11 million unfavorable change in fair value within one of our funds in 2017.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $78.7 billion and $72.4 billion as of June 30, 2017 and December 31, 2016, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio, excluding investments of our German subsidiary, are managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing Athene’s portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $76.3 billion and $71.8 billion as of June 30, 2017 and December 31, 2016, respectively. AAM manages, directly and indirectly, approximately $70.4 billion and AAME and affiliates sub-advises approximately $5.2 billion, which in the aggregate constitute the vast majority of our investment portfolio as of June 30, 2017, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

The following table presents the carrying values of our total investments and investments in related parties:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
Fixed maturity securities	$56,813	72.3%	$52,033	71.8%
Equity securities	429	0.5%	353	0.5%
Trading securities, at fair value	2,692	3.4%	2,581	3.6%
Mortgage loans, net of allowances	6,024	7.7%	5,470	7.5%
Investment funds	697	0.9%	689	1.0%
Policy loans	579	0.7%	602	0.8%
Funds withheld at interest	6,834	8.7%	6,538	9.0%
Derivative assets	1,808	2.3%	1,370	1.9%
Real estate	597	0.8%	542	0.7%
Short-term investments	106	0.1%	189	0.3%
Other investments	91	0.1%	81	0.1%
Total investments	76,670	97.5%	70,448	97.2%
Investment in related parties
AFS securities at fair value
Fixed maturity securities	337	0.4%	335	0.5%
Equity securities	—	—%	20	—%
Trading securities, at fair value	166	0.2%	195	0.3%
Investment funds	1,260	1.6%	1,198	1.7%
Short-term investments	28	—%	—	—%
Other investments	238	0.3%	237	0.3%
Total related party investments	2,029	2.5%	1,985	2.8%
Total investments, including related party	$78,699	100.0%	$72,433	100.0%

The increase in our total investments, including related parties, as of June 30, 2017 of $6.3 billion compared to December 31, 2016 was driven by strong growth in deposits, unrealized gains on AFS securities including related parties, an increase in derivative assets and reinvestment of earnings. The strong growth in deposits was attributed to $2.7 billion of retail sales, the issuance of $1.7 billion of funding agreements and approximately $320 million of pension risk transfer premiums, partially offset by withdrawals on our deferred annuities and funding agreement maturities. Unrealized gains on AFS securities including related parties were $1.3 billion attributed to credit spreads tightening and U.S. treasury rates declining in the six months ended June 30, 2017. Derivative assets increased by $438 million primarily attributed to an increase in equity markets during 2017 as the S&P 500 index increased by 8.2%.

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

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk, and to a lesser extent, foreign exchange risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual indexed credits on our FIA products. We primarily use fixed indexed options to economically hedge FIA products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$58	$—	$(1)	$57	0.1%
U.S. state, municipal and political subdivisions	1,010	147	(1)	1,156	2.0%
Foreign governments	2,133	91	(11)	2,213	3.8%
Corporate	32,057	1,363	(200)	33,220	57.8%
CLO	5,161	38	(29)	5,170	9.0%
ABS	3,597	49	(42)	3,604	6.3%
CMBS	1,828	56	(19)	1,865	3.2%
RMBS	8,931	608	(11)	9,528	16.5%
Total fixed maturity securities	54,775	2,352	(314)	56,813	98.7%
Equity securities	379	51	(1)	429	0.7%
Total AFS securities	55,154	2,403	(315)	57,242	99.4%
Fixed maturity securities – related parties
CLO	280	3	—	283	0.5%
ABS	54	—	—	54	0.1%
Total fixed maturity securities – related party	334	3	—	337	0.6%
Equity securities – related party	—	—	—	—	—%
Total AFS securities – related parties	334	3	—	337	0.6%
Total AFS securities, including related parties	$55,488	$2,406	$(315)	$57,579	100.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2016
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	0.1%
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	2.2%
Foreign governments	2,098	143	(6)	2,235	4.2%
Corporate	29,433	901	(314)	30,020	57.0%
CLO	4,950	14	(142)	4,822	9.1%
ABS	2,980	25	(69)	2,936	5.6%
CMBS	1,835	38	(26)	1,847	3.5%
RMBS	8,731	313	(71)	8,973	17.0%
Total fixed maturity securities	51,110	1,552	(629)	52,033	98.7%
Equity securities	319	35	(1)	353	0.7%
Total AFS securities	51,429	1,587	(630)	52,386	99.4%
Fixed maturity securities – related parties
CLO	284	1	(6)	279	0.5%
ABS	57	—	(1)	56	0.1%
Total fixed maturity securities – related party	341	1	(7)	335	0.6%
Equity securities – related party	20	—	—	20	—%
Total AFS securities - related parties	361	1	(7)	355	0.6%
Total AFS securities, including related parties	$51,790	$1,588	$(637)	$52,741	100.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$11,275	19.6%	$10,645	20.3%
Financial	10,495	18.4%	9,156	17.5%
Utilities	7,347	12.9%	6,588	12.6%
Communication	2,382	4.2%	2,235	4.3%
Transportation	1,721	3.0%	1,396	2.7%
Total corporate	33,220	58.1%	30,020	57.4%
Other government-related securities
U.S. state, municipal and political subdivisions	1,156	2.0%	1,140	2.2%
Foreign governments	2,213	3.9%	2,235	4.3%
U.S. government and agencies	57	0.1%	60	0.1%
Total non-structured securities	36,646	64.1%	33,455	64.0%
Structured securities
CLO	5,453	9.5%	5,101	9.7%
ABS	3,658	6.4%	2,992	5.7%
CMBS	1,865	3.3%	1,847	3.5%
RMBS
Agency	99	0.2%	112	0.2%
Non-agency	9,429	16.5%	8,861	16.9%
Total structured securities	20,504	35.9%	18,913	36.0%
Total fixed maturity securities, including related parties	$57,150	100.0%	$52,368	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial, and technology.

The fair value of our total fixed maturity securities, including related parties, was $57.2 billion and $52.4 billion as of June 30, 2017 and December 31, 2016, respectively. The increase was driven by strong growth in deposits, unrealized gains on AFS securities including related parties due to credit spreads tightening and U.S. treasury rates declining in the six months ended June 30, 2017 and reinvestment of earnings.

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

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our German operations applying NRSRO ratings to map to NAIC ratings as noted above) is as follows:

	June 30, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$30,255	$31,587	55.4%	$29,477	$30,211	57.7%
2	21,018	21,721	38.0%	18,348	18,617	35.5%
Total investment grade	51,273	53,308	93.4%	47,825	48,828	93.2%
3	3,058	3,079	5.4%	2,871	2,812	5.4%
4	663	654	1.1%	647	622	1.2%
5	90	83	0.1%	87	82	0.2%
6	25	26	—%	21	24	—%
Total below investment grade	3,836	3,842	6.6%	3,626	3,540	6.8%
Total fixed maturity securities, including related parties	$55,109	$57,150	100.0%	$51,451	$52,368	100.0%

Substantially all of our AFS fixed maturity portfolio, 93.4% and 93.2% as of June 30, 2017 and December 31, 2016, respectively, was invested in assets considered investment grade with a NAIC rating of 1 or 2.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$19,574	34.3%	$18,791	35.9%
BBB	20,868	36.4%	18,002	34.4%
Non-rated[1]	6,657	11.6%	5,650	10.8%
Total investment grade	47,099	82.3%	42,443	81.1%
BB	3,244	5.7%	3,286	6.3%
B	1,291	2.3%	1,372	2.6%
CCC	2,674	4.7%	2,374	4.5%
CC and lower	2,219	3.9%	2,404	4.6%
Non-rated[1]	623	1.1%	489	0.9%
Total below investment grade	10,051	17.7%	9,925	18.9%
Total fixed maturity securities, including related parties	$57,150	100.0%	$52,368	100.0%

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

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 17.7% and 18.9% as of June 30, 2017 and December 31, 2016, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in ratings methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of June 30, 2017 and December 31, 2016, the non-rated securities shown above were comprised of 38% and 43%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 43% and 44%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and ratings assigned by the NAIC. As of June 30, 2017 and December 31, 2016, 91% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, student loans, insurance-linked securities, and corporate debt. These holdings were $3.7 billion and 3.0 billion as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, our ABS portfolio included approximately $3.4 billion (92% of the total) and $2.7 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC ratings, while approximately $3.2 billion (87% of the total) and $2.5 billion (85% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.5 billion and $5.1 billion as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, our CLO portfolio included approximately $4.5 billion (83% of the total) and $4.2 billion (83% of the total), respectively, of securities that are considered investment grade based on NAIC ratings while approximately $4.6 billion (84% of the total) and $4.2 billion (82% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $1.9 billion and $1.8 billion as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, our CMBS portfolio included approximately $1.8 billion (97% of the total) and $1.8 billion (97% of the total), respectively, of securities that are considered investment grade based on NAIC ratings while approximately $1.2 billion (63% of the total) and $1.1 billion (60% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which in general results in investment grade ratings by the NAIC given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our cost. These holdings were $9.5 billion and $9.0 billion as of June 30, 2017 and December 31, 2016, respectively.

A summary of our AFS RMBS portfolio by NAIC and NRSRO quality ratings is as follows:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$9,116	95.7%	$8,652	96.4%
2	153	1.6%	140	1.6%
Total investment grade	9,269	97.3%	8,792	98.0%
3	164	1.7%	96	1.1%
4	46	0.5%	29	0.3%
5	47	0.5%	54	0.6%
6	2	—%	2	—%
Total below investment grade	259	2.7%	181	2.0%
Total RMBS	$9,528	100.0%	$8,973	100.0%

NRSRO rating agency designation
AAA/AA/A	$303	3.2%	$345	3.8%
BBB	352	3.7%	245	2.7%
Non-rated[1]	2,961	31.1%	2,638	29.5%
Total investment grade	3,616	38.0%	3,228	36.0%
BB	486	5.1%	419	4.7%
B	508	5.3%	567	6.3%
CCC	2,565	26.9%	2,280	25.4%
CC and lower	2,212	23.2%	2,395	26.7%
Non-rated[1]	141	1.5%	84	0.9%
Total below investment grade	5,912	62.0%	5,745	64.0%
Total RMBS	$9,528	100.0%	$8,973	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security's respective NAIC rating.

A significant majority of our RMBS portfolio, 97.3% and 98.0% as of June 30, 2017 and December 31, 2016, respectively, was invested in assets considered investment grade by the NAIC, with a NAIC rating of 1 or 2. As NRSRO ratings are focused on the likelihood of recovery of all contractual payments including principal at par, instead of the recovery of the amortized cost, the portion considered investment grade by NRSRO rating agencies of 38.0% and 36.0% as of June 30, 2017 and December 31, 2016, respectively, were lower than the NAIC ratings. As we focus on acquiring RMBS assets with attractive entry prices, some of these assets have experienced deterioration in credit quality since their issuance and the vast majority of our purchases of such assets occurred after such deterioration at a discount to par value resulting in a statutory book price that yields an investment grade NAIC rating. As a result of deterioration in credit quality since issuance, these securities are generally considered below investment grade based on NRSRO ratings methodologies. As a result, we have a significant difference in the number of securities considered below investment grade when evaluated under the NRSRO ratings methodologies when compared with the ratings evaluated under the NAIC ratings methodology.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of June 30, 2017, our fixed maturity securities, including related parties, had a fair value of $57.2 billion, which was approximately 3.7% above amortized cost of $55.1 billion. As of December 31, 2016, our fixed maturity securities, including related parties, had a fair value of $52.4 billion, which was approximately 1.8% above amortized cost of $51.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC quality ratings:

	June 30, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Rating
NAIC designation
1	$4,937	$(132)	$4,805	97.3%	$31,587	(0.4)%
2	3,949	(98)	3,851	97.5%	21,721	(0.5)%
Total investment grade	8,886	(230)	8,656	97.4%	53,308	(0.4)%
3	1,428	(50)	1,378	96.5%	3,079	(1.6)%
4	304	(25)	279	91.8%	654	(3.8)%
5	42	(8)	34	81.0%	83	(9.6)%
6	6	(1)	5	83.3%	26	(3.8)%
Total below investment grade	1,780	(84)	1,696	95.3%	3,842	(2.2)%
Total	$10,666	$(314)	$10,352	97.1%	$57,150	(0.5)%

	December 31, 2016
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Rating
NAIC designation
1	$8,805	$(272)	$8,533	96.9%	$30,211	(0.9)%
2	6,156	(220)	5,936	96.4%	18,617	(1.2)%
Total investment grade	14,961	(492)	14,469	96.7%	48,828	(1.0)%
3	1,769	(103)	1,666	94.2%	2,812	(3.7)%
4	329	(35)	294	89.4%	622	(5.6)%
5	34	(6)	28	82.4%	82	(7.3)%
6	1	—	1	100.0%	24	—%
Total below investment grade	2,133	(144)	1,989	93.2%	3,540	(4.1)%
Total	$17,094	$(636)	$16,458	96.3%	$52,368	(1.2)%
The gross unrealized losses on AFS fixed maturity securities, including related parties, were $314 million and $636 million as of June 30, 2017 and December 31, 2016, respectively. The decrease in unrealized losses was driven by credit spreads tightening and U.S. treasury rates declining during six months ended June 30, 2017, resulting in an increase in unrealized gains.

As of June 30, 2017 and December 31, 2016, we held $4.0 billion and $3.6 billion, respectively, in energy sector fixed maturity securities, or 7% of the total fixed maturity securities in both periods, including related parties for each period. The gross unrealized capital losses on these securities were $54 million and $73 million, or 17% and 11% of the total unrealized losses, respectively.

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

During the six months ended June 30, 2017, we recorded $12 million of OTTI losses comprised of $8 million related to corporate fixed maturities, $3 million related to mortgage loans and $1 million related to ABS. Of the OTTI losses recognized during six months ended June 30, 2017, there were no OTTI losses related to the energy sector. During the six months ended June 30, 2016, we recorded $21 million of OTTI losses comprised of $8 million related to state, municipal and political subdivisions, $5 million related to ABS, $5 million related to corporate fixed maturities, $2 million related to RMBS and $1 million related to real estate. Of the OTTI losses recognized during 2016, $3 million related to the energy sector. The annualized OTTI losses we have experienced for the six months ended June 30, 2017 and 2016, translate into 3 basis point and 6 basis points, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities are invested in securities with international exposure. As of June 30, 2017 and December 31, 2016, 31% of the carrying value of our fixed maturity securities, including related parties was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	June 30, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$464	$471	2.6%	$510	$516	3.1%
Italy	51	52	0.3%	90	92	0.6%
Spain	213	225	1.3%	175	190	1.1%
Total Portugal, Ireland, Italy, Greece and Spain[1]	728	748	4.2%	775	798	4.8%
Other Europe	7,192	7,396	41.1%	6,336	6,512	39.2%
Total Europe	7,920	8,144	45.3%	7,111	7,310	44.0%
Non-U.S. North America	7,501	7,607	42.3%	7,185	7,105	42.8%
Australia & New Zealand	1,220	1,258	7.0%	1,283	1,304	7.9%
Central & South America	488	511	2.8%	456	467	2.8%
Africa & Middle East	163	170	0.9%	164	167	1.0%
Asia/Pacific	257	263	1.5%	216	218	1.3%
Supranational	28	28	0.2%	26	27	0.2%
Total	$17,577	$17,981	100.0%	$16,441	$16,598	100.0%

1 As of each of March 31, 2017 and December 31, 2016, we had no holdings in Portugal or Greece.

Approximately 89.7% of these securities are investment grade by NAIC designation as of each of June 30, 2017 and December 31, 2016. As of June 30, 2017, 8% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our German Group Companies and 17% were invested in other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $748 million and $798 million as of June 30, 2017 and December 31, 2016, respectively, of exposure in these countries, of which $181 million and $237 million, respectively, were a result of investments acquired from the DLD acquisition in 2015.

The effects on our investments in non-U.S. securities as a result of Brexit is unknown at this time, but the effects of Brexit are likely to lead to greater volatility in global financial markets in the near term. As of June 30, 2017, we held United Kingdom and Channel Islands fixed maturity securities of $1.6 billion, or 2.9% of the total fixed maturities including related parties. As of June 30, 2017, these securities were in an unrealized gain position of $41 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Trading Securities

Trading securities, including related parties, were $2.9 billion and $2.8 billion as of June 30, 2017 and December 31, 2016, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$1,277	21.2%	$1,217	22.2%
Retail	1,113	18.5%	1,135	20.7%
Hotels	1,040	17.2%	1,025	18.7%
Industrial	787	13.1%	742	13.6%
Apartment	536	8.9%	616	11.3%
Other commercial [1]	445	7.4%	397	7.3%
Total net mortgage loans	5,198	86.3%	5,132	93.8%
Residential loans	826	13.7%	338	6.2%
Total mortgage loans, net of allowances	$6,024	100.0%	$5,470	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $6.0 billion and $5.5 billion as of June 30, 2017 and December 31, 2016, respectively. This included $1.6 billion of mezzanine mortgage loans for both periods. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2017, we had $14 million of mortgage loans that were 90 days past due and $15 million in the process of foreclosure. As of December 31, 2016, we had $21 million of mortgage loans that were 90 days past due and $20 million in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of June 30, 2017 and December 31, 2016, we had not recorded any new specific loan valuation allowances and we recorded no OTTI through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $3 million and $2 million as of June 30, 2017 and December 31, 2016, respectively, attributable to loans acquired in connection with the acquisition of Aviva USA.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of June 30, 2017, the assets consisted of $309 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods. At the end of the third quarter of 2016, Norwegian Cruise Line Holdings Ltd. (NCLH) was distributed from CoInvest VI to NCL Athene, LLC (NCL LLC), resulting in the investment being classified as an AFS security with any unrealized gains and losses recognized in AOCI, thereby reducing further volatility in our statement of income from this fund. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion of NCL LLC.

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

The following table illustrates our consolidated VIE positions:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Available-for-sale securities
Equity securities	$206	20.7%	$161	17.5%
Trading securities	185	18.6%	167	18.1%
Investment funds	595	59.9%	573	62.2%
Cash and cash equivalents	2	0.2%	14	1.5%
Other assets	6	0.6%	6	0.7%
Total assets of consolidated VIEs	$994	100.0%	$921	100.0%

Liabilities of consolidated VIEs
Other liabilities	$45	100.0%	$34	100.0%
Total liabilities of consolidated VIEs	$45	100.0%	$34	100.0%

The assets of consolidated VIEs were $994 million and $921 million as of June 30, 2017 and December 31, 2016, respectively. The liabilities of consolidated VIEs were $45 million and $34 million as of June 30, 2017 and December 31, 2016, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$244	9.6%	$268	10.9%
Mortgage and real estate	155	6.1%	118	4.8%
Natural resources	5	0.2%	5	0.2%
Hedge funds	66	2.6%	72	2.9%
Credit funds	227	8.9%	226	9.2%
Total investment funds	697	27.4%	689	28.0%
Investment funds – related parties
Private equity – A-A Mortgage	389	15.2%	343	13.9%
Private equity	167	6.5%	131	5.3%
Mortgage and real estate	231	9.1%	247	10.1%
Natural resources	67	2.6%	49	2.0%
Hedge funds	156	6.1%	192	7.8%
Credit funds	250	9.8%	236	9.6%
Total investment funds – related parties	1,260	49.3%	1,198	48.7%
Investment funds owned by consolidated VIEs
Private equity – MidCap[1]	528	20.7%	524	21.3%
Credit funds	34	1.3%	38	1.6%
Mortgage and real assets	33	1.3%	11	0.4%
Total investment funds owned by consolidated VIEs	595	23.3%	573	23.3%
Total investment funds, including related parties and VIEs	$2,552	100.0%	$2,460	100.0%

[1] MidCap is an underlying investment of one of our consolidated VIE investment funds.

Overall, the total investment funds, including related parties and consolidated VIEs, were $2.6 billion and $2.5 billion as of June 30, 2017 and December 31, 2016, respectively. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rates and equity market risk. Interest rate risk represents the potential for changes in the investment fund's net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund's net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest and equity market risks expose us to potential volatility in our earnings year-over-year related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of June 30, 2017, the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. state, municipal and political subdivisions	$117	1.7%	$118	1.8%
Corporate	1,963	28.8%	1,800	27.6%
CLO	732	10.7%	591	9.0%
ABS	793	11.6%	736	11.3%
CMBS	273	4.0%	292	4.5%
RMBS	1,621	23.7%	1,551	23.7%
Equity securities	29	0.4%	29	0.4%
Mortgage loans	851	12.5%	773	11.8%
Investment funds	308	4.5%	329	5.0%
Derivative assets	58	0.8%	53	0.8%
Short-term investments	8	0.1%	80	1.2%
Cash and cash equivalents	123	1.8%	105	1.6%
Other assets and liabilities	(42)	(0.6)%	81	1.3%
Total funds withheld at interest	$6,834	100.0%	$6,538	100.0%

As of June 30, 2017 and December 31, 2016, we held $6.8 billion and $6.5 billion of funds withheld at interest receivables, respectively. Approximately 93.7% and 93.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2017 and December 31, 2016, respectively.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	June 30, 2017				December 31, 2016
(In millions, except percentages)	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total
Corporate	$33,522	$1,734	$35,256	46.1%	$31,000	$1,682	$32,682	45.4%
CLO	5,712	—	5,712	7.5%	5,798	—	5,798	8.1%
Credit	39,234	1,734	40,968	53.6%	36,798	1,682	38,480	53.5%
RMBS	10,826	—	10,826	14.2%	10,619	—	10,619	14.8%
Mortgage loans	6,771	99	6,870	9.0%	6,145	95	6,240	8.7%
CMBS	2,114	—	2,114	2.8%	2,202	—	2,202	3.1%
Real estate held for investment	—	597	597	0.8%	—	542	542	0.8%
Real estate	19,711	696	20,407	26.8%	18,966	637	19,603	27.4%
ABS	4,387	—	4,387	5.8%	3,873	—	3,873	5.4%
Alternative investments	3,322	140	3,462	4.5%	3,297	128	3,425	4.8%
State, municipal, political subdivisions and foreign government	1,362	1,973	3,335	4.4%	1,387	1,936	3,323	4.6%
Equity securities	223	201	424	0.6%	199	185	384	0.5%
Unit linked assets	—	395	395	0.5%	—	363	363	0.5%
Short-term investments	108	—	108	0.1%	250	—	250	0.3%
U.S. government and agencies	30	27	57	0.1%	32	27	59	0.1%
Other investments	9,432	2,736	12,168	16.0%	9,038	2,639	11,677	16.2%
Cash and equivalents	1,513	331	1,844	2.4%	1,111	111	1,222	1.7%
Policy loans and other	674	218	892	1.2%	631	221	852	1.2%
Total invested assets	$70,564	$5,715	$76,279	100.0%	$66,544	$5,290	$71,834	100.0%

[1] Refer to Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $76.3 billion and $71.8 billion as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, our total invested assets were mainly comprised of 46.1% of corporate securities, 30.3% of structured securities, 9.0% of mortgage loans and 4.5% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $8.7 billion of private placements, which represented approximately 12% of our total U.S. and Bermuda invested assets. The increase in total invested assets as of June 30, 2017 from December 31, 2016 was primarily driven by strong growth in deposits and reinvestment of earnings.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes our alternative investments:

	June 30, 2017		December 31, 2016
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$776	22.3%	$834	24.3%
Private equity – MidCap	528	15.3%	524	15.3%
Private equity – A-A Mortgage	478	13.8%	417	12.2%
Private equity – other	490	14.2%	519	15.2%
Mortgage and real assets	506	14.6%	470	13.7%
Hedge funds	270	7.8%	311	9.1%
Public equities	246	7.1%	215	6.3%
Natural resources and other real assets	168	4.9%	135	3.9%
Total alternative investments	$3,462	100.0%	$3,425	100.0%

Alternative investments were $3.5 billion and $3.4 billion as of June 30, 2017 and December 31, 2016, respectively, representing 4.5% and 4.8% of our total invested assets portfolio as of June 30, 2017 and December 31, 2016, respectively.

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

Two of our largest alternative investments are in asset originators, MidCap and A-A Mortgage, both of which, from time to time, provide us with access to assets for our investment portfolio. As of June 30, 2017, we held equity positions in MidCap of $528 million. MidCap is a leading originator of senior debt capital in the middle-market with expertise in asset-backed loans, leveraged loans, real estate loans, discount loans and venture loans. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo. As of June 30, 2017, we held an equity position in A-A Mortgage of $478 million. A-A Mortgage has an indirect investment in AmeriHome, which originates RMLs and mortgage servicing rights.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for operating income, net of tax is included in the Consolidated Results of Operations section.

The reconciliation of AHL shareholders’ equity to AHL shareholders’ equity excluding AOCI included in the ROE excluding AOCI and operating income ROE excluding AOCI is as follows:

(In millions)	June 30, 2017	June 30, 2016
Total AHL shareholders' equity	$8,284	$6,426
Less: AOCI	1,060	569
Total AHL shareholders' equity excluding AOCI	$7,224	$5,857

Retirement Services	$5,165	$4,232
Corporate and Other	2,059	1,625
Total AHL shareholders' equity excluding AOCI	$7,224	$5,857

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(In millions, except percentages)					Dollar	Rate	Dollar	Rate
GAAP net investment income	$821	4.38%	$700	4.06%	$1,607	4.35%	$1,394	4.08%
Reinsurance embedded derivative impacts	52	0.28%	53	0.31%	97	0.26%	89	0.26%
Net VIE earnings	21	0.11%	(14)	(0.08)%	32	0.09%	(30)	(0.09)%
Alternative income gain (loss)	6	0.03%	—	—%	(7)	(0.02)%	(32)	(0.09)%
Held for trading amortization	(15)	(0.08)%	(15)	(0.09)%	(30)	(0.08)%	(15)	(0.04)%
Total adjustments to arrive at net investment earnings/earned rate	64	0.34%	24	0.14%	92	0.25%	12	0.04%
Total net investment earnings/earned rate	$885	4.72%	$724	4.20%	$1,699	4.60%	$1,406	4.12%

Retirement Services	$821	4.85%	$708	4.58%	$1,601	4.80%	$1,401	4.58%
Corporate and Other	64	3.53%	16	0.93%	98	2.71%	5	0.16%
Total net investment earnings/earned rate	$885	4.72%	$724	4.20%	$1,699	4.60%	$1,406	4.12%

Retirement Services average invested assets	$67,577		$61,804		$66,635		$61,168
Corporate and Other average invested assets	7,345		7,177		7,258		7,139
Consolidated average invested assets	$74,922		$68,981		$73,893		$68,307

The reconciliation of interest sensitive contract benefits to Retirement Services' cost of crediting on deferred annuities, and the respective rates, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$553	3.95%	$335	2.64%	$1,245	4.48%	$590	2.34%
Interest credited other than deferred annuities	(42)	(0.30)%	(27)	(0.21)%	(68)	(0.24)%	(57)	(0.23)%
FIA option costs	149	1.07%	139	1.08%	294	1.05%	275	1.10%
Product charges (strategy fees)	(17)	(0.12)%	(13)	(0.10)%	(34)	(0.12)%	(24)	(0.10)%
Reinsurance embedded derivative impacts	9	0.06%	7	0.06%	18	0.06%	13	0.05%
Change in fair value of embedded derivatives – FIAs	(399)	(2.85)%	(206)	(1.62)%	(933)	(3.35)%	(343)	(1.37)%
Negative VOBA amortization	10	0.07%	15	0.12%	22	0.08%	24	0.10%
Unit linked change in reserves	1	0.01%	4	0.03%	(17)	(0.06)%	19	0.08%
Other changes in interest sensitive contract liabilities	—	—%	(1)	(0.01)%	—	—%	(1)	—%
Total adjustments to arrive at cost of crediting on deferred annuities	(289)	(2.06)%	(82)	(0.65)%	(718)	(2.58)%	(94)	(0.37)%
Retirement Services cost of crediting on deferred annuities	$264	1.89%	$253	1.99%	$527	1.90%	$496	1.97%

Average account value	$56,001		$50,817		$55,627		$50,297

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	June 30, 2017	December 31, 2016
Total investments, including related parties	$78,699	$72,433
Derivative assets	(1,808)	(1,370)
Cash and cash equivalents (including restricted cash)	3,583	2,502
Accrued investment income	566	554
Payables for collateral on derivatives	(1,860)	(1,383)
Reinsurance funds withheld and modified coinsurance	(444)	(414)
VIE assets, liabilities and noncontrolling interest	949	886
AFS unrealized (gain) loss	(2,335)	(1,030)
Ceded policy loans	(332)	(344)
Net investment receivables (payables)	(739)	—
Total adjustments to arrive at invested assets	(2,420)	(599)
Total invested assets	$76,279	$71,834

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	June 30, 2017	December 31, 2016
Investment funds, including related parties and VIEs	$2,552	$2,460
CLO equities included in trading securities	221	260
Investment funds within funds withheld at interest	308	329
Royalties, other assets included in other investments and other assets	91	81
Net assets of the VIE, excluding investment funds	290	295
Total adjustments to arrive at alternative investments	910	965
Alternative investments	$3,462	$3,425

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	June 30, 2017	December 31, 2016
Total liabilities	$85,310	$79,840
Derivative liabilities	(63)	(40)
Payables for collateral on derivatives	(1,860)	(1,383)
Funds withheld liability	(391)	(380)
Other liabilities	(1,374)	(688)
Liabilities of consolidated VIEs	(45)	(34)
Reinsurance ceded receivables	(5,958)	(6,001)
Policy loans ceded	(332)	(344)
Other	3	4
Total adjustments to arrive at reserve liabilities	(10,020)	(8,866)
Total reserve liabilities	$75,290	$70,974

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of business operations or to rebalance our investment portfolio without incurring significant costs. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity reflects the ability to liquidate or rebalance our balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of June 30, 2017 was approximately $47.5 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. Along with these liquid assets, in periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have an additional liquidity cushion through a $1.0 billion revolving credit facility, which is undrawn as of the date hereof. In addition, through our membership in the FHLB of Des Moines (FHLBDM) and Indianapolis (FHLBI), we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of June 30, 2017 and December 31, 2016, approximately 86% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2017 and December 31, 2016, approximately 71% and 73%, respectively, of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2017	2016
Net income	$710	$278
Non-cash revenues and expenses	363	426
Net cash provided by operating activities	1,073	704

Sales, maturities, and repayment of investments	8,324	5,963
Purchases and acquisitions of investments	(11,668)	(6,167)
Other investing activities	704	171
Net cash used in investing activities	(2,640)	(33)

Capital contributions	—	1
Deposits on investment-type policies and contracts	4,727	2,059
Withdrawals on investment-type policies and contracts	(2,607)	(2,293)
Net changes of cash collateral posted for derivative transactions	477	(123)
Other financing activities	(28)	282
Net cash provided by (used in) financing activities	2,569	(74)
Effect of exchange rate changes on cash and cash equivalents	19	(4)
Net increase in cash and cash equivalents[1]	$1,021	$593

[1] Includes cash and cash equivalents of consolidated VIEs

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, operating expenses and tax expenses. Our operating activities generated cash flows totaling $1.1 billion and $704 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2017 compared to 2016 was primarily driven by the increase in net investment income reflecting an increase in our investment portfolio attributed to the strong growth in deposits over the prior twelve months.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $2.6 billion and $33 million for the six months ended June 30, 2017 and 2016, respectively. The change in cash used in investing activities for the six months ended June 30, 2017 compared to 2016 was primarily attributed to the purchase of investments related to the increase in deposits over withdrawals and maturities as well as the reinvestment of earnings.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $2.6 billion for the six months ended June 30, 2017, and used cash flows totaling $74 million for the six months ended June 30, 2016. The change in cash provided from financing activities for the six months ended June 30, 2017 was primarily attributed to the increase in deposits over withdrawals and maturities and the favorable change in cash collateral posted for derivative transactions.

Holding Company Liquidity

AHL is a holding company whose primary liquidity needs include the cash-flow requirements of its insurance subsidiaries to support retail annuity sales, reinsurance transactions, acquisition opportunities and new investments, and interest payments. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations. As of June 30, 2017, AHL had no financial leverage.

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

Subject to these limitations, the U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile, subject to prior notification to the appropriate regulatory agency. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In addition, dividends from U.S. insurance subsidiaries to AHL would result in a 30% withholding tax. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to AHL. Athene Lebensversicherung AG (ALV) and Athene Pensionskasse AG (APK) (the life insurance entities of our German Group Companies) are regulated by BaFin. ALV and APK are restricted as to the payment of dividends pursuant to calculations, which are based upon the analysis of current euro swap rates against existing policyholder guarantees. As of June 30, 2017, ALV and APK did not exceed this threshold and, therefore, no amounts are available for distribution to AHL. As a result, dividends from ALRe are projected to be the primary source of AHL’s liquidity.

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

Other Sources of Funding

If needed, we may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.0 billion credit facility or by pursuing future issuances of debt or equity securities to third-party investors. However, such additional funding may not be available on terms favorable to us or at all, depending on our financial condition or results of operations or prevailing market conditions. In addition, certain covenants in our credit facility prohibit us from incurring any debt not expressly permitted thereby, which may limit our ability to pursue future issuances of debt.

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $40 million of FHLB common stock as of June 30, 2017 and December 31, 2016, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of June 30, 2017 or December 31, 2016.

On August 11, 2016, we provided notice to the FHLBI that ALIC is withdrawing its membership thereto. The FHLBI confirmed receipt of our request on the following day. Pursuant to the FHLBI’s capital plan, ALIC’s membership will be withdrawn as of the fifth anniversary of the FHLBI's receipt of our notice. Until such time that ALIC’s membership is withdrawn, ALIC continues to have all of the rights and obligations of being a member of the FHLBI, except that with respect to some or all of the FHLBI stock that ALIC owns, we will be entitled to a lower dividend amount, to the extent that the FHLBI declares a dividend. ALIC may continue to borrow from the FHLBI, provided that without the consent of the FHLBI, the transaction must mature or otherwise terminate prior to ALIC’s withdrawal of membership.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, we have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2017 and December 31, 2016, we had an aggregate of $679 million and $691 million, respectively, of outstanding FHLB funding agreements. Refer to Note 13 – Commitments and Contingencies to the condensed consolidated financial statements for details of issued funding agreements and related collateral.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member's total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2017, our maximum credit capacity under the FHLBDM facility was $14.7 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of June 30, 2017 we had the ability to draw approximately $2 billion, inclusive of borrowings then outstanding and subject to the FHLB’s approval. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Capital Resources

As of December 31, 2016 and 2015, our U.S. insurance companies' TAC, as defined by the NAIC, was $1.8 billion and $1.7 billion, respectively, and our ALRe statutory capital as defined by the BMA, was $6.1 billion and $5.7 billion, respectively. As of December 31, 2016 and 2015, our U.S. RBC ratio was 478% and 552%, respectively, and our BSCR ratio was 228% and 323%, respectively, all above our internal targets. The change in our U.S. RBC as of December 31, 2016 compared to December 31, 2015 was primarily driven by our investment of capital to organically grow our retail channel, which increased significantly during 2016. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to ACL. Our TAC was significantly in excess of all regulatory standards and above our internal targets as of June 30, 2017, December 31, 2016 and 2015, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum economic balance sheet (EBS) capital and surplus to meet the Enhanced Capital Requirement (ECR). Effective January 1, 2016, in connection with the implementation of its broader regulatory regime, the BMA integrated the EBS framework into the determination of BSCR. The European Commission has granted the BMA's regulatory regime for reinsurance, group solvency calculation and group supervision full equivalence to Solvency II. Under the EBS framework, ALRe's assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $4.4 billion resulting in a BSCR ratio of 228%, as of December 31, 2016. Although the calculation of the ECR was unchanged from prior year, the BSCR ratios for December 31, 2016 and 2015 are not comparable as the 2015 calculation applied to ALRe's statutory capital and the 2016 calculation now applies to the EBS capital and surplus. Consistent with the previous regime the MRC ratio to be considered solvent by the BMA is 100%. As of June 30, 2017, December 31, 2016 and 2015, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2016 and 2015, our ALRe RBC ratio was 529% and 468%, respectively, both above our internal targets. Our German Group Companies adhere to the regulatory capital requirements set forth by BaFin. Our German Group Companies held the appropriate capital to adhere to these regulatory standards as of December 31, 2016. Effective January 1, 2016, our German Group Companies became subject to Solvency II MCR requirements interpreted by the relevant regulatory authorities. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position, provides us the opportunity to take advantage of market dislocations as they arise.

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

As of June 30, 2017, there have been no significant changes to contractual obligations since December 31, 2016. See Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Certain of our investments in RMBS securities may experience a decline in value if trustees are permitted to withhold funds to meet expenses and/or claims incurred in connection with litigation against such trustees

In June 2017, Wells Fargo, National Association (Wells Fargo), as trustee of certain pre-crisis residential mortgage-backed securities (Legacy RMBS) transactions, notified certificateholders that it withheld a portion of the funds received during related clean-up calls to meet litigation expenses (both incurred and anticipated) and/or claims in connection with Blackrock, et al. v. Wells Fargo (Blackrock Litigation). The Blackrock Litigation is one of a series of cases various parties have brought against trustees of Legacy RMBS transactions for the alleged failure of such trustees to perform their respective duties and obligations under the related transaction documents.

In July 2017, various funds managed by Pacific Investment Management Company, LLC (collectively, PIMCO) brought a declaratory judgment action in the Supreme Court of New York against Wells Fargo seeking to prevent Wells Fargo from paying any portion of the defense costs of the Blackrock Litigation from the trusts at issue in the litigation, and claiming that Wells Fargo, as trustee, breached certain duties to investors. As of July 31, 2017, Wells Fargo had not responded to PIMCO’s complaint.

It is not known at this time whether Wells Fargo will seek to withhold funds from other Legacy RMBS transactions or whether other RMBS trustees will attempt to take similar action. We hold a substantial Legacy RMBS portfolio, the ratings, yield and value of which could be adversely affected if Wells Fargo or other RMBS trustees have established, or attempt to establish, similar reserves in other Legacy RMBS transactions.

The following updates and replaces the second, fourth and fifth paragraphs of the similarly named risk factor included in our 2016 Annual Report:

We rely significantly on third parties for investment services and certain other services related to our policies, and we may be held responsible for obligations that arise from the acts or omission of third parties under their respective agreements with us if they are deemed to have acted on our behalf.

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain their products to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation. In addition, as a result of our acquisitions, we rely on third-party administrators (TPAs) to administer a portion of our annuity contracts, as well as a small amount of legacy life insurance business. We currently rely on these TPAs to administer a number of our policies. Some of our reinsurers also use TPAs to administer business reinsured to them by us. To the extent any of these TPAs do not administer such business appropriately, we may experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions, which could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation. Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the

Aviva USA life insurance policies reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s life systems that were also converted to and are being administered by the same TPA. As a result of these increased complaints and service-related issues, our U.S. insurance subsidiaries may be subject to increased regulatory scrutiny, including fines and penalties, and policyholder litigation. To date, the New York State Department of Financial Services has notified us that it intends to undertake a market conduct examination and the Texas Department of Insurance has notified us that it intends to undertake an enforcement proceeding, in each case, relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by such TPA. Additionally, if any of our TPAs fails to perform in accordance with our standards, we may incur additional costs in connection with finding and retaining new TPAs, which may divert the time and attention of our senior management from our business.

Further, on April 6, 2016, the DOL issued the fiduciary rule which imposes upon third parties who sell annuities within Employee Retirement Income Security Act of 1974 (as amended, ERISA) plans or to individual retirement account (IRA) holders a fiduciary duty to retirement investors. For the year ended December 31, 2016, of our total deposits of $8.8 billion from our organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. The requirements of the fiduciary rule were originally scheduled to begin to be implemented on April 10, 2017, with full implementation on January 1, 2018. The DOL delayed the applicability date of the fiduciary rule for 60-days to June 9, 2017 and, in addition to delaying the applicability date, the DOL adjusted the exemption requirements that apply to sales in the interim period starting June 9, 2017 until the full compliance date of January 1, 2018. On July 6, 2017, the DOL issued a request for information (RFI) regarding the fiduciary rule. The DOL indicated that the information gathered from the responses to the RFI “could form the basis of new exemptions or changes/revisions”. Along with the request for comments about the fiduciary rule and its impact, the DOL asked for commentary regarding the potential impact of extending the January 1, 2018 full compliance date. On August 9, 2017, the DOL submitted to the Office of Management and Budget a proposal to extend the January 1, 2018 full implementation date to July 1, 2019. In order for the extension to become effective, the proposal must be finalized and issued in the Federal Register before January 1, 2018. We are assisting our distribution partners with the interim requirements and while there is a possibility of delaying the January 1, 2018 full implementation date, we continue to move forward in preparation for the compliance, operational, technology and process requirements needed to support the fiduciary rule's full implementation on January 1, 2018.

The fiduciary rule's obligations for distributors of products to retirement accounts may result in additional compliance costs to us, regulatory scrutiny and litigation, as well as reduced product sales. Since the fiduciary rule is in the process of being implemented, we are not able to assess the actual impact that such regulations may have on us and our associates. If the fiduciary rule is fully implemented in its current form, our results of operations and financial condition may be negatively impacted as we implement the fiduciary rule’s numerous requirements.

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

U.S. Federal Oversight

The following updates and replaces the third paragraph of the “U.S. Federal Oversight” subsection included within the 2016 Annual Report:

On April 6, 2016, the DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption, referred to as BICE, to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The April 10, 2017 applicability date for the DOL regulation was delayed to June 9, 2017, in response to a memorandum issued to the DOL by President Trump. In addition to delaying the applicability date of the DOL regulation, the DOL revised both exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of the prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the DOL regulation is required. For the year ended December 31, 2016, of Athene’s total deposits of approximately $8.8 billion from its organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. We cannot predict with any certainty the impact of the new regulation and exemptions, but the regulation and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the DOL regulation could have an adverse effect on our ability to write new business. The SEC also has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers which, if adopted, may affect the distribution of our products. Should the SEC rules, if adopted, not align with the finalized DOL regulations related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated.

Regulation of Over-The-Counter (OTC) Derivatives

The following updates and replaces the third paragraph of the "Regulation of Over-The-Counter (OTC) Derivatives" subsection included within the 2016 Annual Report:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended June 30, 2017 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share[1]	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
April 1 – April 30, 2017	3,512	$51.80	—	$—
May 1 – May 31, 2017	18	$53.67	—	$—
June 1 – June 30, 2017	2,193	$49.61	—	$—

[1] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

2 As of June 30, 2017, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 10, 2017	/s/ Martin P. Klein
Martin P. Klein
Chief Financial Officer
(principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Tenth Amended and Restated bye-laws of Athene Holding, Ltd. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on June 9, 2017).
10.1
Fifth Amended and Restated Fee Agreement, dated June 8, 2017, between Athene Holding Ltd. and Athene Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 9, 2017).

10.2
Master Sub-Advisory Agreement Addendum Two, dated June 8, 2017, by and among AAM, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P, ARM Manager LLC, Apollo Longevity, LLC, Apollo Royalties Management, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 9, 2017).

10.3
Master Sub-Advisory Agreement Addendum Two, dated June 8, 2017, by and among AAM, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P, ARM Manager LLC, Apollo Longevity, LLC, and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on June 9, 2017).

10.4
Master Sub-Advisory Agreement Addendum One, dated June 8, 2017, by and among AAM, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P, ARM Manager LLC, and Apollo Longevity, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on June 9, 2017).

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