Form 10-Q
period 2017-09-30
Athene Holding Ltd
filed 2017-11-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of September 30, 2017:

	Class A common shares	120,108,463	Class M-2 common shares	867,923
	Class B common shares	69,544,914	Class M-3 common shares	1,253,000
	Class M-1 common shares	3,388,890	Class M-4 common shares	4,793,212

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

Athene USA	Athene USA Corporation, formerly known as Aviva USA Corporation
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
CoInvest Other	AAA Investments (Other), L.P.
DLD	Delta Lloyd Deutschland AG, now known as Athene Deutschland GmbH
German Group Companies	Athene Deutschland GmbH, Athene Deutschland Holding GmbH & Co. KG, Athene Deutschland Verwaltungs GmbH, Athene Lebensversicherung AG and Athene Pensionskasse AG
London Prime	London Prime Apartments Guernsey Holdings Limited
MidCap	MidCap FinCo Limited
NCL LLC	NCL Athene, LLC
Sprint	Apollo Asia Sprint Co-Investment Fund, L.P.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
AUM	Assets under management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements and payments on payout annuities
LIMRA	Life Insurance and Market Research Association
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity

Term or Acronym	Definition
NAIC	National Association of Insurance Commissioners
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period, presented on an annualized basis for interim periods
Other liability costs
Other liability costs include DAC, DSI and VOBA amortization and change in GLWB and GMDB reserves for all products, the cost of liabilities on products other than deferred annuities including offsets for premiums, product charges and other revenues

OTTI	Other-than-temporary impairment
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
PRT	Pension risk transfer
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2017	December 31, 2016
Assets
Investments
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $56,217 and 2016 – $51,110)	$58,516	$52,033
Equity securities (cost: 2017 – $262 and 2016 – $319)	318	353
Trading securities, at fair value	2,709	2,581
Mortgage loans, net of allowances (portion at fair value: 2017 – $42 and 2016 – $44)	6,445	5,470
Investment funds (portion at fair value: 2017 – $127 and 2016 – $99)	747	689
Policy loans	571	602
Funds withheld at interest (portion at fair value: 2017 – $303 and 2016 – $140)	6,964	6,538
Derivative assets	1,982	1,370
Real estate (portion held for sale: 2017 – $32 and 2016 – $23)	621	542
Short-term investments, at fair value (cost: 2017 – $108 and 2016 – $189)	108	189
Other investments	77	81
Total investments	79,058	70,448
Cash and cash equivalents	3,607	2,445
Restricted cash	100	57
Investments in related parties
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $404 and 2016 – $341)	409	335
Equity securities (cost: 2017 – $0 and 2016 – $20)	—	20
Trading securities, at fair value	140	195
Investment funds (portion at fair value: 2017 – $27 and 2016 – $0)	1,330	1,198
Short-term investments, at fair value (cost: 2017 – $8 and 2016 – $0)	8	—
Other investments	238	237
Accrued investment income (related party: 2017 – $9 and 2016 – $9)	626	554
Reinsurance recoverable (portion at fair value: 2017 – $1,783 and 2016 – $1,692)	5,768	6,001
Deferred acquisition costs, deferred sales inducements and value of business acquired	2,903	2,940
Current income tax recoverable	29	107
Deferred tax assets	12	372
Other assets	868	869
Assets of consolidated variable interest entities
Investments
Available-for-sale securities, at fair value
Equity securities – related party (cost: 2017 – $121 and 2016 – $143)	173	161
Trading securities, at fair value – related party	195	167
Investment funds (related party: 2017 – $583 and 2016 – $562; portion at fair value: 2017 – $562 and 2016 – $562)	593	573
Cash and cash equivalents	1	14
Other assets	3	6
Total assets	$96,061	$86,699
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)	September 30, 2017	December 31, 2016
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (portion at fair value: 2017 – $8,081 and 2016 – $6,574)	$67,024	$61,532
Future policy benefits (portion at fair value: 2017 – $2,427 and 2016 – $2,400)	15,687	14,592
Other policy claims and benefits	211	217
Dividends payable to policyholders	1,017	974
Derivative liabilities	92	40
Payables for collateral on derivatives	1,896	1,383
Funds withheld liability (portion at fair value: 2017 – $18 and 2016 – $6)	394	380
Other liabilities (related party: 2017 – $67 and 2016 – $56)	1,024	688
Liabilities of consolidated variable interest entities	47	34
Total liabilities	87,392	79,840
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2017 and 2016 – 425,000,000 shares; issued and outstanding: 2017 – 120,108,463 and 2016 – 77,319,381 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2017 and 2016 – 325,000,000 shares; issued and outstanding: 2017 – 69,544,914 and 2016 – 111,805,829 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,109,560 shares; issued and outstanding: 2017 – 3,388,890 and 2016 – 3,474,205 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 5,000,000 shares; issued and outstanding: 2017 – 867,923 and 2016 – 1,067,747 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 1,253,000 and 2016 – 1,346,300 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 4,793,212 and 2016 – 5,397,802 shares	—	—
Additional paid-in capital	3,461	3,421
Retained earnings	4,046	3,070
Accumulated other comprehensive income (related party: 2017 – $56 and 2016 – $12)	1,162	367
Total Athene Holding Ltd. shareholders' equity	8,669	6,858
Noncontrolling interest	—	1
Total equity	8,669	6,859
Total liabilities and equity	$96,061	$86,699
(Concluded)
See accompanying notes to unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues
Premiums	$72	$85	$503	$205
Product charges	86	71	252	206
Net investment income (related party investment income of $50 and $62 for the three months ended and $179 and $164 for the nine months ended September 30, 2017 and 2016, respectively, and related party investment expense of $81 and $73 for the three months ended and $235 and $226 for the nine months ended September 30, 2017 and 2016, respectively)	820	743	2,427	2,137
Investment related gains (losses) (related party of $(2) and $(2) for the three months ended and $(10) and $(32) for the nine months ended September 30, 2017 and 2016, respectively)	473	380	1,615	523
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(11)	(7)	(23)	(31)
Other-than-temporary impairment losses recognized in other comprehensive income	(2)	1	(2)	4
Net other-than-temporary impairment losses	(13)	(6)	(25)	(27)
Other revenues	8	8	24	25
Revenues of consolidated variable interest entities
Net investment income (related party of $10 and $0 for the three months ended and $30 and $17 for the nine months ended September 30, 2017 and 2016, respectively)	10	7	30	40
Investment related gains (losses) (related party of $17 and $(11) for the three months ended and $29 and $(48) for the nine months ended September 30, 2017 and 2016, respectively)	17	(16)	29	(70)
Total revenues	1,473	1,272	4,855	3,039
Benefits and Expenses
Interest sensitive contract benefits	621	491	1,866	1,081
Amortization of deferred sales inducements	13	13	42	19
Future policy and other policy benefits	259	391	1,051	873
Amortization of deferred acquisition costs and value of business acquired	80	120	251	210
Dividends to policyholders	48	35	129	65
Policy and other operating expenses (related party of $4 and $10 for the three months ended and $10 and $18 for the nine months ended September 30, 2017 and 2016, respectively)	158	180	479	447
Operating expenses of consolidated variable interest entities	—	4	—	13
Total benefits and expenses	1,179	1,234	3,818	2,708
Income before income taxes	294	38	1,037	331
Income tax expense (benefit)	20	(88)	53	(73)
Net income	274	126	984	404
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income available to Athene Holding Ltd. shareholders	$274	$126	$984	$404

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4[1]	$1.40	$0.68	$5.05	$2.18
Diluted – Class A	1.39	0.68	5.00	2.17
Diluted – Class B	1.40	0.68	5.05	2.18
Diluted – Class M-1[1]	1.40	N/A	5.05	N/A
Diluted – Class M-2[1]	1.39	N/A	3.26	N/A
Diluted – Class M-3[1]	1.07	N/A	2.27	N/A
Diluted – Class M-4[1]	0.79	N/A	1.91	N/A

N/A – Not applicable
[1] Basic and diluted earnings per share for Class M-1, M-2, M-3 and M-4 were applicable only for the periods ended September 30, 2017. Refer to Note 9 – Earnings Per Share for further discussion.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$274	$126	$984	$404
Other comprehensive income, before tax
Unrealized investment gains (losses) on available-for-sale securities	171	499	1,172	1,705
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	2	(1)	2	(4)
Unrealized gains (losses) on hedging instruments	(31)	(6)	(69)	(13)
Pension adjustments	1	—	—	(1)
Foreign currency translation adjustments	4	1	14	1
Other comprehensive income, before tax	147	493	1,119	1,688
Income tax expense related to other comprehensive income	45	142	324	531
Other comprehensive income, after tax	102	351	795	1,157
Comprehensive income	376	477	1,779	1,561
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income available to Athene Holding Ltd. shareholders	$376	$477	$1,779	$1,561

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2015	$—	$3,281	$2,308	$(237)	$5,352	$1	$5,353
Net income	—	—	404	—	404	—	404
Other comprehensive income	—	—	—	1,157	1,157	—	1,157
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	135	—	—	135	—	135
Retirement or repurchase of shares	—	(14)	(5)	—	(19)	—	(19)
Balance at September 30, 2016	$—	$3,403	$2,707	$920	$7,030	$1	$7,031

Balance at December 31, 2016	$—	$3,421	$3,070	$367	$6,858	$1	$6,859
Net income	—	—	984	—	984	—	984
Other comprehensive income	—	—	—	795	795	—	795
Stock-based compensation	—	40	—	—	40	—	40
Retirement or repurchase of shares	—	—	(8)	—	(8)	—	(8)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2017	$—	$3,461	$4,046	$1,162	$8,669	$—	$8,669

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2017	2016
Cash flows from operating activities
Net income	$984	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	251	210
Amortization of deferred sales inducements	42	19
Amortization (accretion) of net investment premiums, discounts, and other	(141)	(136)
Stock-based compensation	40	61
Net investment income (related party: 2017 – $(66) and 2016 – $(30))	(65)	(4)
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $2 and 2016 – $23)	(1,271)	(226)
Policy acquisition costs deferred	(371)	(449)
Deferred income tax expense (benefit)	50	(45)
Changes in operating assets and liabilities:
Accrued investment income	(67)	(20)
Interest sensitive contract liabilities	1,655	995
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	460	222
Current income tax recoverable	78	10
Funds withheld assets and liabilities	(327)	(133)
Other assets and liabilities	51	(21)
Consolidated variable interest entities related:
Amortization (accretion) of net investment premiums, discounts, and other	—	3
Net investment loss	1	4
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $(29) and 2016 – $48)	(28)	70
Net cash provided by operating activities	1,342	964
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2017	2016
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $126 and 2016 – $12)	$9,199	$6,401
Equity securities (related party: 2017 – $22 and 2016 – $0)	530	295
Trading securities (related party: 2017 – $52 and 2016 – $16)	333	557
Mortgage loans	950	615
Investment funds (related party: 2017 – $219 and 2016 – $215)	300	277
Derivative instruments and other invested assets (related party: 2017 – $0 and 2016 – $8)	1,083	226
Real estate	—	7
Short-term investments (related party: 2017 – $28 and 2016 – $55)	289	720
Purchases of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $(186) and 2016 – $0)	(13,668)	(8,306)
Equity securities (related party: 2017 – $0 and 2016 – $(20))	(426)	(244)
Trading securities (related party: 2017 – $0 and 2016 – $(33))	(308)	(698)
Mortgage loans	(1,925)	(633)
Investment funds (related party: 2017 – $(244) and 2016 – $(258))	(366)	(322)
Derivative instruments and other invested assets	(562)	(447)
Real estate	(19)	(32)
Short-term investments (related party: 2017 – $(37) and 2016 – $0)	(222)	(699)
Consolidated variable interest entities related:
Sales, maturities, and repayments of investments (related party: 2017 – $40 and 2016 – $15)	40	497
Purchases of investments (related party: 2017 – $(22) and 2016 – $(10))	(22)	(10)
Cash settlement of derivatives	(4)	29
Change in restricted cash	(43)	53
Other investing activities, net	339	32
Net cash used in investing activities	(4,502)	(1,682)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2017	2016
Cash flows from financing activities
Capital contributions	$—	$1
Deposits on investment-type policies and contracts	7,521	4,189
Withdrawals on investment-type policies and contracts	(3,701)	(3,516)
Payments for coinsurance agreements on investment-type contracts, net	(17)	(66)
Consolidated variable interest entities related repayment on borrowings	—	(500)
Net change in cash collateral posted for derivative transactions	513	254
Repurchase of common stock	(8)	(2)
Other financing activities, net	(29)	207
Net cash provided by financing activities	4,279	567
Effect of exchange rate changes on cash and cash equivalents	30	(2)
Net increase (decrease) in cash and cash equivalents	1,149	(153)
Cash and cash equivalents at beginning of year[1]	2,459	2,720
Cash and cash equivalents at end of period[1]	$3,608	$2,567

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements	$511	$3,089
Withdrawals on investment-type policies and contracts through reinsurance agreements	390	281
Investments received from settlements on reinsurance agreements	36	47
Purchase interests in investment funds in kind	26	—

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

Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items except as noted below, considered necessary for fair statement of the periods presented. All significant intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

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

During the quarter ended September 30, 2017, we recorded out-of-period adjustments that affected the condensed consolidated statements of income. These adjustments, related to DAC and VOBA amortization and actuarial reserves, increased consolidated income before taxes for the three and nine months ended September 30, 2017 by $13 million and $28 million, respectively. We evaluated these out-of-period adjustments and determined they were not material to the condensed consolidated financial statements for either the three or nine months ended September 30, 2017, or any other previously reported period.

Revisions—As part of our continuing initiative to improve controls in our business processes and confirm the accuracy of our data relating to blocks of businesses acquired from Aviva USA as well as deposits since the acquisition, we identified an error in May 2017 relating to the impact of certain inputs used to calculate certain actuarial balances, which had the result of misstating our net investment earned rate used in the amortization calculation of deferred acquisition costs and the change in future policy benefits. We have revised our condensed consolidated financial statements and notes for the three and nine months ended September 30, 2016 as a result of correcting this error and other immaterial errors. We assessed the materiality of these errors and concluded these errors are not material to the condensed consolidated financial statements as a whole. However, we elected to revise the condensed consolidated financial statements to increase their accuracy, as well as provide consistency and comparability with balances and activities to be reported in future periods.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the revisions on the condensed consolidated statements of income:

	Three months ended September 30, 2016
(In millions, except per share data)	As Previously Reported	Revisions	As Adjusted
Revenue
Net investment income	$747	$(4)	$743
Total revenues	1,276	(4)	1,272
Benefits and Expenses
Interest sensitive contract benefits	482	9	491
Amortization of deferred sales inducements	14	(1)	13
Future policy and other policy benefits	377	14	391
Amortization of deferred acquisition costs and value of business acquired	113	7	120
Total benefits and expenses	1,205	29	1,234
Income before income taxes	71	(33)	38
Income tax benefit	(87)	(1)	(88)
Net income	158	(32)	126
Less: Net income attributable to noncontrolling interests	—	—	—
Net income available to Athene Holding Ltd. shareholders	$158	$(32)	$126

Earnings per share on Class A and B shares
Basic	$0.85	$(0.17)	$0.68
Diluted	0.85	(0.17)	0.68

	Nine months ended September 30, 2016
(In millions, except per share data)	As Previously Reported	Revisions	As Adjusted
Revenue
Net investment income	$2,143	$(6)	$2,137
Total revenues	3,045	(6)	3,039
Benefits and Expenses
Interest sensitive contract benefits	1,068	13	1,081
Amortization of deferred sales inducements	20	(1)	19
Future policy and other policy benefits	862	11	873
Amortization of deferred acquisition costs and value of business acquired	203	7	210
Total benefits and expenses	2,678	30	2,708
Income before income taxes	367	(36)	331
Income tax benefit	(70)	(3)	(73)
Net income	437	(33)	404
Less: Net income attributable to noncontrolling interests	—	—	—
Net income available to Athene Holding Ltd. shareholders	$437	$(33)	$404

Earnings per share on Class A and B shares
Basic – Classes A and B	$2.35	$(0.17)	$2.18
Diluted – Class A	2.35	(0.18)	2.17
Diluted – Class B	2.35	(0.17)	2.18

We revised the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and the condensed consolidated statement of equity for the nine months ended September 30, 2016 only for the changes to net income presented above.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the revisions to the condensed consolidated statement of cash flows:

	Nine months ended September 30, 2016
(In millions)	As Previously Reported	Revisions	As Adjusted
Cash flows from operating activities
Net income	$437	$(33)	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	203	7	210
Amortization of deferred sales inducements	20	(1)	19
Deferred income tax benefit	(42)	(3)	(45)
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	982	13	995
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	211	11	222
Other assets and liabilities	(23)	2	(21)
Net cash provided by operating activities	968	(4)	964
Cash flows from investing activities
Other investing activities, net	28	4	32
Net cash used in investing activities	(1,686)	4	(1,682)
Cash flows from financing activities
Other financing activities, net	200	7	207
Net cash provided by financing activities	560	7	567
Effect of exchange rate changes on cash and cash equivalents	(2)	—	(2)
Net decrease in cash and cash equivalents	(160)	7	(153)
Cash and cash equivalents at beginning of year[1]	2,720	—	2,720
Cash and cash equivalents at end of period[1]	$2,560	$7	$2,567

[1] Includes cash and cash equivalents of consolidated variable interest entities

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

Recently Issued Accounting Pronouncements

Derivatives and Hedging – Targeted Improvements (ASU 2017-12)
The amendments in this update contain improvements to the financial reporting of hedging relationships that more closely reflect the economic results of an entity's risk management activities in its financial statements. Additionally, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting. We will be required to adopt this standard effective January 1, 2019. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Revenue Recognition (ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09)
ASU 2014-09 indicates an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 provided for a one-year deferral of the effective date, which will require us to adopt this standard effective January 1, 2018. ASU 2016-08 amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-10 clarifies the identification of performance obligations as well as licensing implementation guidance. ASU 2016-11 brings existing Securities and Exchange Commission (SEC) guidance into conformity with revenue recognition accounting guidance of ASU 2014-09 discussed above. ASU 2016-12 provides clarification on assessing collectability, presentation of sales tax, non-cash consideration and transition. ASU 2016-20 addresses necessary technical corrections and improvements to clarify codification amended by ASU 2014-09 within Topic 606. The revenue recognition updates replace all general and most industry-specific revenue recognition guidance, excluding insurance contracts, leases, financial instruments and guarantees, which have been scoped out of the update. Since the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards, only a portion of our revenues are impacted by this guidance. Our remaining implementation efforts are focused on less than 0.3% of our revenues and our transition approach. We do not currently expect the adoption of this update to have a material impact on our consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes – Intra-Entity Transfers (ASU 2016-16)
This update requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets, other than inventory. Currently, recognition of the income tax consequence is not recognized until the asset is sold to an outside party. We will be required to adopt this standard on a modified retrospective basis effective January 1, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Financial Instruments – Credit Losses (ASU 2016-13)
This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. Available-for-sale (AFS) fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this standard effective January 1, 2020. Early adoption is permitted effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Financial Instruments – Recognition and Measurement (ASU 2016-01)
This update changes the current accounting for certain equity investments, the presentation of changes in the fair value of liabilities measured under the fair value option due to instrument-specific credit risk, and certain disclosures. For liabilities measured under the fair value option, changes in fair value attributable to instrument-specific credit risk will no longer affect net income, but will be recognized separately in OCI. Additionally, this update requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. We currently recognize changes in fair value related to AFS equity securities in accumulated other comprehensive income (AOCI) on the consolidated balance sheets. We will be required to adopt this standard with a cumulative-effect adjustment to beginning retained earnings effective January 1, 2018. Refer to Note 2 – Investments for further information on the unrealized gains and losses of our AFS equity securities. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

The following table represents the cost or amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairments (OTTI) in AOCI of our AFS investments by asset type:

	September 30, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$(2)	$58	$—
U.S. state, municipal and political subdivisions	993	153	(1)	1,145	—
Foreign governments	2,515	90	(16)	2,589	—
Corporate	33,115	1,520	(177)	34,458	1
CLO	4,963	47	(14)	4,996	—
ABS	3,885	57	(42)	3,900	1
CMBS	1,849	54	(13)	1,890	1
RMBS	8,838	650	(8)	9,480	12
Total fixed maturity securities	56,217	2,572	(273)	58,516	15
Equity securities	262	57	(1)	318	—
Total AFS securities	56,479	2,629	(274)	58,834	15
Fixed maturity securities – related party
CLO	352	4	—	356	—
ABS	52	1	—	53	—
Total fixed maturity securities – related party	404	5	—	409	—
Total AFS securities including related party	$56,883	$2,634	$(274)	$59,243	$15

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	$—
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	—
Foreign governments	2,098	143	(6)	2,235	—
Corporate	29,433	901	(314)	30,020	2
CLO	4,950	14	(142)	4,822	—
ABS	2,980	25	(69)	2,936	—
CMBS	1,835	38	(26)	1,847	—
RMBS	8,731	313	(71)	8,973	15
Total fixed maturity securities	51,110	1,552	(629)	52,033	17
Equity securities	319	35	(1)	353	—
Total AFS securities	51,429	1,587	(630)	52,386	17
Fixed maturity securities – related party
CLO	284	1	(6)	279	—
ABS	57	—	(1)	56	—
Total fixed maturity securities – related party	341	1	(7)	335	—
Equity securities – related party	20	—	—	20	—
Total AFS securities – related party	361	1	(7)	355	—
Total AFS securities including related party	$51,790	$1,588	$(637)	$52,741	$17

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	September 30, 2017
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$984	$988
Due after one year through five years	8,048	8,246
Due after five years through ten years	11,218	11,605
Due after ten years	16,432	17,411
CLO, ABS, CMBS and RMBS	19,535	20,266
Total AFS fixed maturity securities	56,217	58,516
Fixed maturity securities – related party, CLO and ABS	404	409
Total AFS fixed maturity securities including related party	$56,621	$58,925

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below cost or amortized cost:

	September 30, 2017
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$17	$(1)	$6	$(1)	$23	$(2)
U.S. state, municipal and political subdivisions	81	(1)	3	—	84	(1)
Foreign governments	822	(16)	25	—	847	(16)
Corporate	4,127	(90)	1,465	(87)	5,592	(177)
CLO	303	(1)	671	(13)	974	(14)
ABS	541	(4)	573	(38)	1,114	(42)
CMBS	345	(6)	169	(7)	514	(13)
RMBS	393	(5)	166	(3)	559	(8)
Total fixed maturity securities	6,629	(124)	3,078	(149)	9,707	(273)
Equity securities	72	(1)	—	—	72	(1)
Total AFS securities	6,701	(125)	3,078	(149)	9,779	(274)
Fixed maturity securities, CLO – related party	61	—	—	—	61	—
Total AFS securities including related party	$6,762	$(125)	$3,078	$(149)	$9,840	$(274)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2016
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1	$—	$—	$—	$1	$—
U.S. state, municipal and political subdivisions	85	(1)	2	—	87	(1)
Foreign governments	137	(5)	9	(1)	146	(6)
Corporate	6,136	(228)	1,113	(86)	7,249	(314)
CLO	388	(2)	3,102	(140)	3,490	(142)
ABS	865	(17)	767	(52)	1,632	(69)
CMBS	576	(18)	183	(8)	759	(26)
RMBS	1,143	(19)	1,727	(52)	2,870	(71)
Total fixed maturity securities	9,331	(290)	6,903	(339)	16,234	(629)
Equity securities	179	(1)	—	—	179	(1)
Total AFS securities	9,510	(291)	6,903	(339)	16,413	(630)
Fixed maturity securities – related party
CLO	68	—	100	(6)	168	(6)
ABS	—	—	56	(1)	56	(1)
Total fixed maturity securities – related party	68	—	156	(7)	224	(7)
Equity securities – related party	14	—	—	—	14	—
Total AFS securities – related party	82	—	156	(7)	238	(7)
Total AFS securities including related party	$9,592	$(291)	$7,059	$(346)	$16,651	$(637)

As of September 30, 2017, we held 1,413 AFS securities that were in an unrealized loss position. Of this total, 432 were in an unrealized loss position longer than 12 months. As of September 30, 2017, we held one related party AFS security that was in an unrealized loss position less than 12 months. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the nine months ended September 30, 2017, we incurred $25 million of net OTTI, of which $6 million related to intent-to-sell impairments. These securities were impaired to fair value as of the impairment date. The remaining net OTTI of $19 million related to credit impairments, of which $9 million related to credit loss impairments that we impaired to fair value and did not bifurcate a portion of the impairment in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities' total OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Beginning balance	$16	$32	$16	$22
Initial impairments – credit loss OTTI recognized on securities not previously impaired	4	—	10	8
Additional impairments – credit loss OTTI recognized on securities previously impaired	—	1	—	3
Reduction in impairments from securities sold, matured or repaid	(2)	(9)	(8)	(9)
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in AOCI	(6)	—	(6)	—
Ending balance	$12	$24	$12	$24

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
AFS securities
Fixed maturity securities	$646	$563	$1,901	$1,703
Equity securities	3	2	7	6
Trading securities	50	59	154	184
Mortgage loans, net of allowances	98	93	273	264
Investment funds	55	65	175	122
Funds withheld at interest	35	22	105	47
Other	18	14	56	43
Investment revenue	905	818	2,671	2,369
Investment expenses	(85)	(75)	(244)	(232)
Net investment income	$820	$743	$2,427	$2,137

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
AFS fixed maturity securities
Gross realized gains on investment activity	$31	$31	$94	$102
Gross realized losses on investment activity	(10)	(9)	(31)	(51)
Net realized investment gains on fixed maturity securities	21	22	63	51
Net realized investment gains (losses) on trading securities	(1)	28	45	93
Derivative gains	456	336	1,516	387
Other losses	(3)	(6)	(9)	(8)
Investment related gains (losses)	$473	$380	$1,615	$523

Proceeds from sales of AFS securities were $1,863 million and $972 million for the three months ended September 30, 2017 and 2016, respectively, and $4,629 million and $3,202 million for the nine months ended September 30, 2017 and 2016, respectively.

The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in unrealized gains of $18 million and $37 million during the three months ended September 30, 2017 and 2016, respectively, and unrealized gains of $90 million and $143 million during the nine months ended September 30, 2017 and 2016, respectively, which are included in net realized investment gains (losses) on trading securities in the table above. The change in unrealized gains and losses on related party trading securities we still held as of the respective period end resulted in related party unrealized gains of $2 million and $0 million during the three months ended September 30, 2017 and 2016, respectively, and related party unrealized gains of $2 million and losses of $23 million during the nine months ended September 30, 2017 and 2016, respectively, which are included in net realized investment gains (losses) on trading securities in the table above.

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	September 30, 2017	December 31, 2016[3]	September 30, 2017	December 31, 2016
Contractually required payments[1]	$11,477	$11,202	$1,544	$424
Less: Cash flows expected to be collected[2]	(8,247)	(7,948)	(1,066)	(286)
Non-accretable difference	$3,230	$3,254	$478	$138

Cash flows expected to be collected[2]	$8,247	$7,948	$1,066	$286
Less: Amortized cost	(6,175)	(5,868)	(802)	(220)
Accretable difference	$2,072	$2,080	$264	$66

Fair value	$6,699	$6,049	$831	$221

[1] Includes principal and accrued interest.
[2] Represents the undiscounted principal and interest cash flows expected.
[3] Prior period balances have been revised for immaterial misstatements to be comparable to current year balances.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	Nine months ended September 30, 2017
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required principal and interest	$2,230	$1,194
Expected cash flows	1,502	835
Estimated fair value	1,131	609

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
(In millions)	Fixed maturity securities[1]	Mortgage loans	Fixed maturity securities[1]	Mortgage loans
Beginning balance	$2,098	$259	$2,080	$66
Purchases of PCI investments, net of sales	53	25	289	223
Accretion	(41)	(1)	(138)	(1)
Changes in expected cash flows	(38)	(19)	(159)	(24)
Ending balance	$2,072	$264	$2,072	$264

[1] Prior period beginning balances have been revised for immaterial misstatements to be comparable to current year balances.

Mortgage Loans—Mortgage loans, net of allowances, consists of the following:

(In millions)	September 30, 2017	December 31, 2016
Commercial mortgage loans	$5,503	$5,058
Commercial mortgage loans under development	—	74
Total commercial mortgage loans	5,503	5,132
Residential mortgage loans	942	338
Mortgage loans, net of allowances	$6,445	$5,470

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	September 30, 2017		December 31, 2016
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$1,340	24.4%	$1,217	23.7%
Retail	1,130	20.5%	1,135	22.1%
Hotels	1,108	20.1%	1,025	20.0%
Industrial	940	17.1%	742	14.5%
Apartment	580	10.5%	616	12.0%
Other commercial	405	7.4%	397	7.7%
Total commercial mortgage loans	$5,503	100.0%	$5,132	100.0%

U.S. Region
East North Central	$553	10.0%	$450	8.8%
East South Central	146	2.7%	158	3.1%
Middle Atlantic	915	16.6%	628	12.2%
Mountain	599	10.9%	543	10.6%
New England	163	3.0%	194	3.8%
Pacific	1,075	19.5%	833	16.2%
South Atlantic	1,053	19.1%	1,284	25.0%
West North Central	278	5.1%	306	6.0%
West South Central	635	11.5%	662	12.9%
Total U.S. Region	5,417	98.4%	5,058	98.6%
International Region	86	1.6%	74	1.4%
Total commercial mortgage loans	$5,503	100.0%	$5,132	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties located in the U.S. As of September 30, 2017, California, Florida and New York represented 33.3%, 15.6% and 6.2%, respectively, of the portfolio, and the remaining 44.9% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2016, California, Florida and New York represented 38.9%, 9.1% and 5.1%, respectively, of the portfolio, and the remaining 46.9% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of September 30, 2017 and December 31, 2016. We did not record any material activity in the valuation allowance during the three or nine months ended September 30, 2017 or 2016.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of September 30, 2017, $16 million of our residential mortgage loans were non-performing. As of December 31, 2016, all of our residential mortgage loans were performing.

Commercial mortgage loans – The following provides the aging of our commercial mortgage loan portfolio, including those under development, net of valuation allowances:

(In millions)	September 30, 2017	December 31, 2016
Current (less than 30 days past due)	$5,497	$5,111
Over 90 days past due	6	21
Total commercial mortgage loans	$5,503	$5,132

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	September 30, 2017	December 31, 2016
Less than 50%	$1,836	$1,787
50% to 60%	1,353	1,337
61% to 70%	1,902	1,401
71% to 100%	402	492
Greater than 100%	10	41
Commercial mortgage loans	$5,503	$5,058

The debt service coverage ratio, based upon the most recent financial statements, is expressed as a percentage of a property's net operating income to its debt service payments. A debt service ratio of less than 1.0 indicates a property's operations do not generate enough income to cover debt payments. The following represents the debt service coverage ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	September 30, 2017	December 31, 2016
Greater than 1.20x	$4,992	$4,378
1.00x – 1.20x	233	353
Less than 1.00x	278	327
Commercial mortgage loans	$5,503	$5,058

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate and other real assets, credit, private equity, natural resources and hedge funds. Investment funds typically meet the definition of variable interest entities and are discussed further in Note 4 – Variable Interest Entities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.
The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2017			December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	648	$1	$63	289	$11	$4
Interest rate swaps	302	—	—	302	—	14
Total derivatives designated as hedges		1	63		11	18
Derivatives not designated as hedges
Equity options	30,323	1,957	10	26,822	1,336	—
Futures	19	8	1	—	9	—
Total return swaps	114	2	—	41	2	—
Foreign currency swaps	41	3	3	43	5	—
Interest rate swaps	406	—	2	568	1	5
Credit default swaps	10	—	6	10	—	7
Foreign currency forwards	1,096	11	7	805	6	10
Embedded derivatives
Funds withheld	—	303	18	—	140	6
Interest sensitive contract liabilities	—	—	6,652	—	—	5,283
Total derivatives not designated as hedges		2,284	6,699		1,499	5,311
Total derivatives		$2,285	$6,762		$1,510	$5,329

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by June 2044. During the three months ended September 30, 2017 and 2016, we had foreign currency swap losses of $31 million and $6 million, respectively, recorded in AOCI. During the nine months ended September 30, 2017 and 2016, we had foreign currency swap losses of $69 million and $13 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, no amounts are expected to be reclassified to income within the next 12 months.

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

The following table represents the gains and losses on derivatives and the related hedged items in fair value hedge relationships, recorded in interest sensitive contract benefits on the condensed consolidated statements of income:

(In millions)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Gains recognized on derivative	$2	$4
Losses recognized on hedged item	(3)	(4)
Ineffectiveness recognized on fair value hedges	$(1)	$—

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Equity options	$367	$197	$1,154	$105
Futures	(5)	(7)	(19)	(14)
Total return swaps	5	2	12	4
Foreign currency swaps	1	(1)	7	10
Interest rate swaps	2	(2)	1	(5)
Credit default swaps	—	1	1	—
Variance swaps	—	4	1	—
Foreign currency forwards	4	8	24	16
Embedded derivatives on funds withheld	82	134	335	271
Amounts recognized in investment related gains (losses)	456	336	1,516	387
Embedded derivatives in indexed annuity products[1]	(344)	(243)	(1,077)	(390)
Total gains (losses) for derivatives not designated as hedges	$112	$93	$439	$(3)

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

Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party's financial strength ratings. Additionally, a decrease in our financial strength rating to a specified level can result in settlement of the derivative position. As of September 30, 2017 and December 31, 2016, we had $50 million and $25 million, respectively, of collateral pledged to counterparties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2017
Derivative assets	$1,982	$(34)	$(1,896)	$52	$(19)	$33
Derivative liabilities	(92)	34	50	(8)	—	(8)

December 31, 2016
Derivative assets	$1,370	$(8)	$(1,383)	$(21)	$(26)	$(47)
Derivative liabilities	(40)	8	25	(7)	—	(7)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, amounts not subject to master netting or similar agreements were immaterial.

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

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of September 30, 2017 and December 31, 2016, we had $14 million due to MidCap under the subordinated participation agreement which is reflected as a secured borrowing in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Trading securities – related party – Trading securities represents investments in fixed maturity and equity securities with changes in fair value recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in unrealized gains of $8 million and $2 million for the three months ended September 30, 2017 and 2016, respectively, and unrealized gains of $14 million and losses of $51 million for the nine months ended September 30, 2017 and 2016, respectively. Trading securities held by CoInvest VI, CoInvest VII and CoInvest Other are related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value—See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	September 30, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$173	$—	$173	$—	$—
Trading securities
Fixed maturity securities	50	—	—	—	50
Equity securities	145	—	116	—	29
Investment funds	562	529	—	—	33
Cash and cash equivalents	1	—	1	—	—
Total assets of consolidated VIEs measured at fair value	$931	$529	$290	$—	$112

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$161	$—	$161	$—	$—
Trading securities
Fixed maturity securities	50	—	—	—	50
Equity securities	117	—	74	—	43
Investment funds[2]	562	524	—	—	38
Cash and cash equivalents	14	—	14	—	—
Total assets of consolidated VIEs measured at fair value	$904	$524	$249	$—	$131

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
[2] Prior period balances have been revised for immaterial misstatements to be comparable to current year balances.

Fair Value Valuation Methods – Refer to Note 5 – Fair Value for the valuation methods used to determine the fair value of AFS securities, trading securities, investment funds and cash and cash equivalents.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$51	$—	$—	$(1)	$—	$50	$—
Equity securities	30	(1)	—	—	—	29	(1)
Investment funds[2]	33	—	—	—	—	33	—
Total Level 3 assets of consolidated VIEs	$114	$(1)	$—	$(1)	$—	$112	$(1)

[1] Related to instruments held at end of period.
[2] Beginning balance has been revised for immaterial misstatements to be comparable to current year balances.

	Three months ended September 30, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$(1)	$—	$(1)	$—	$51	$—
Equity securities	52	(5)	—	—	—	47	—
Investment funds[2]	38	1	1	(10)	—	30	—
Total Level 3 assets of consolidated VIEs	$143	$(5)	$1	$(11)	$—	$128	$—

[1] Related to instruments held at end of period.
[2] Prior period balances have been revised for immaterial misstatements to be comparable to current year balances.

	Nine months ended September 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$50	$1	$—	$(1)	$—	$50	$1
Equity securities	43	(15)	1	—	—	29	(15)
Investment funds[2]	38	—	1	(6)	—	33	—
Total Level 3 assets of consolidated VIEs	$131	$(14)	$2	$(7)	$—	$112	$(14)

[1] Related to instruments held at end of period.
[2] Beginning balance has been revised for immaterial misstatements to be comparable to current year balances.

	Nine months ended September 30, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$(1)	$—	$(1)	$—	$51	$(1)
Equity securities	38	8	1	—	—	47	8
Investment funds[2]	34	1	9	(14)	—	30	—
Total Level 3 assets of consolidated VIEs	$125	$8	$10	$(15)	$—	$128	$7

[1] Related to instruments held at end of period.
[2] Prior period balances have been revised for immaterial misstatements to be comparable to current year balances.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no transfers between Level 1 or Level 2 during the three and nine months ended September 30, 2017 and 2016.

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

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Trading securities
Fixed maturity securities	$—	$(1)	$1	$(1)
Equity securities	7	(33)	12	(77)
Investment funds	—	23	5	31
Total gains (losses)	$7	$(11)	$18	$(47)

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $31 million and $11 million of investment funds accounted for under the equity method and not carried at fair value as of September 30, 2017 and December 31, 2016, respectively; however, the carrying amount approximates fair value.

Commitments and Contingencies – Assets of CoInvest VI included equity investments in publicly traded shares of Caesars Entertainment Corporation (CEC) and Caesars Acquisition Company (CAC). We received the CEC and CAC shares as part of a contribution agreement in 2012 with AAA Guarantor – Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. Claims had been pending (which now have been dismissed with prejudice) against CEC, CAC and/or others, related to certain guaranties issued for debt of Caesars Entertainment Operating Company, Inc. (CEOC) and/or certain transactions involving CEOC and certain of its subsidiaries (collectively, Debtors), CEC, CAC and others. CEC and the Debtors announced on or about September 26, 2016 that CEC and CEOC had received confirmations from representatives of CEOC's major creditor groups of those groups' support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. The plan, containing such terms and further including such other terms respecting, among other things, the merger of CAC into CEC, that CoInvest VI and others will not retain their pre-merger CEC shares, that CoInvest VI and others will retain the value of their CAC shares when receiving shares in the merged CEC, and that CoInvest VI and others will receive releases to the fullest extent permitted by law, was confirmed by the Bankruptcy Court by order dated January 17, 2017. Conditions precedent to the effective date of the plan included regulatory approvals from the various gaming regulators, CEC and CAC shareholders' approval of the proposed merger between CEC and CAC with CEC being the surviving entity, and securing required financings. All of the conditions precedent to the effective date of the plan were fulfilled, and the plan became effective on October 6, 2017. As of September 30, 2017, CoInvest VI recorded a liability of $42 million for the entire carrying value of its pre-merger CEC shares. Also as of September 30, 2017, CoInvest VI's investment in CAC was carried at its fair value of $72 million. On or about October 6, 2017, CoInvest VI received 5,465,733 shares in the merged CEC derived from the value of CoInvest VI's investment in CAC.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated VIEs and VOEs:

	September 30, 2017		December 31, 2016
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$747	$1,154	$689	$1,026
Investment in related parties – investment funds	1,330	2,083	1,198	1,485
Assets of consolidated variable interest entities – investment funds	593	622	573	593
Investment in fixed maturity securities	20,862	20,131	19,171	19,090
Investment in related parties – fixed maturity securities	549	544	530	536
Total non-consolidated VIEs and VOEs	$24,081	$24,534	$22,161	$22,730

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	September 30, 2017					December 31, 2016
(In millions, except for percentages and years)	Carrying value	Percent of total	Remaining life in years			Carrying value	Percent of total	Remaining life in years
Investment funds
Private equity	$279	37.3%	0	–	7	$268	38.9%	0	–	7
Real estate and other real assets	166	22.2%	0	–	6	118	17.2%	0	–	4
Natural resources	5	0.7%	0	–	1	5	0.7%	1	–	2
Hedge funds	62	8.3%	0	–	3	72	10.4%	0	–	3
Credit funds	235	31.5%	0	–	5	226	32.8%	0	–	5
Total investment funds	747	100.0%				689	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	396	29.8%	3	–	3	343	28.6%	3	–	3
Private equity – other	176	13.2%	0	–	10	131	11.0%	0	–	10
Real estate and other real assets	245	18.4%	0	–	7	247	20.6%	1	–	4
Natural resources	78	5.9%	5	–	8	49	4.1%	5	–	5
Hedge funds	163	12.2%	9	–	10	192	16.0%	9	–	9
Credit funds	272	20.5%	1	–	4	236	19.7%	2	–	3
Total investment funds – related parties	1,330	100.0%				1,198	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	529	89.2%	N/A			524	91.4%	N/A
Credit funds	32	5.4%	0	–	3	38	6.7%	0	–	3
Real estate and other real assets	32	5.4%	2	–	3	11	1.9%	2	–	3
Total investment funds owned by consolidated VIEs	593	100.0%				573	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$2,670					$2,460

1 A-A Mortgage Opportunities, LP (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights.
[2] Our total investment in MidCap, including amounts advanced under credit facilities, totaled $767 million and $761 million as of September 30, 2017 and December 31, 2016, respectively, which was less than 10% of total AHL shareholder's equity at September 30, 2017, but greater than 10% at December 31, 2016.

Summarized Ownership of Investment Funds—The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	September 30, 2017	December 31, 2016
Ownership Percentage
100%	$25	$27
50% – 99%	605	478
Greater than 3% – 49%	1,324	1,294
Equity method investment funds	$1,954	$1,799

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	September 30, 2017	December 31, 2016
Ownership Percentage
Greater than 3% – 49%	$562	$562
3% or less	154	99
Fair value option investment funds	$716	$661

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$58	$—	$26	$32	$—
U.S. state, municipal and political subdivisions	1,145	—	—	1,145	—
Foreign governments	2,589	—	—	2,589	—
Corporate	34,458	—	—	33,989	469
CLO	4,996	—	—	4,800	196
ABS	3,900	—	—	2,521	1,379
CMBS	1,890	—	—	1,803	87
RMBS	9,480	—	—	9,158	322
Total AFS fixed maturity securities	58,516	—	26	56,037	2,453
Equity securities	318	—	114	199	5
Total AFS securities	58,834	—	140	56,236	2,458
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	137	—	—	120	17
Corporate	1,475	—	—	1,475	—
CLO	29	—	—	8	21
ABS	90	—	—	90	—
CMBS	59	—	—	59	—
RMBS	418	—	—	317	101
Total trading fixed maturity securities	2,211	—	3	2,069	139
Equity securities	498	—	—	498	—
Total trading securities	2,709	—	3	2,567	139
Mortgage loans	42	—	—	—	42
Investment funds	127	127	—	—	—
Funds withheld at interest – embedded derivative	303	—	—	—	303
Derivative assets	1,982	—	8	1,974	—
Short-term investments	108	—	39	69	—
Cash and cash equivalents	3,607	—	3,607	—	—
Restricted cash	100	—	100	—	—
Investments in related parties
AFS, fixed maturity securities
CLO	356	—	—	346	10
ABS	53	—	—	53	—
Total AFS securities – related party	409	—	—	399	10
Trading securities, CLO	140	—	—	49	91
Investment funds	27	27	—	—	—
Short-term investments	8	—	—	—	8
Reinsurance recoverable	1,783	—	—	—	1,783
Total assets measured at fair value	$70,179	$154	$3,897	$61,294	$4,834
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$6,652	$—	$—	$—	$6,652
Universal life benefits	957	—	—	—	957
Unit-linked contracts	472	—	—	472	—
Future policy benefits
AmerUs Closed Block	1,616	—	—	—	1,616
ILICO Closed Block and life benefits	811	—	—	—	811
Derivative liabilities	92	—	1	85	6
Funds withheld liability – embedded derivative	18	—	—	18	—
Total liabilities measured at fair value	$10,618	$—	$1	$575	$10,042

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$60	$—	$29	$31	$—
U.S. state, municipal and political subdivisions	1,140	—	—	1,135	5
Foreign governments	2,235	—	—	2,221	14
Corporate	30,020	—	—	29,650	370
CLO	4,822	—	—	4,664	158
ABS	2,936	—	—	1,776	1,160
CMBS	1,847	—	—	1,695	152
RMBS	8,973	—	—	8,956	17
Total AFS fixed maturity securities	52,033	—	29	50,128	1,876
Equity securities	353	—	79	269	5
Total AFS securities	52,386	—	108	50,397	1,881
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	137	—	—	120	17
Corporate	1,423	—	—	1,423	—
CLO	43	—	—	—	43
ABS	82	—	—	82	—
CMBS	81	—	—	81	—
RMBS	387	—	—	291	96
Total trading fixed maturity securities	2,156	—	3	1,997	156
Equity securities	425	—	—	425	—
Total trading securities	2,581	—	3	2,422	156
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

Fair Value Valuation Methods—We used the following valuation methods and assumptions to estimate fair value:

AFS and trading securities
Fixed maturity – We obtain the fair value for most marketable securities without an active market from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes U.S. and non-U.S. corporate bonds, U.S. agency and government guaranteed securities, ABS, CMBS and RMBS.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Trading securities	$(1)	$28	$45	$93
Mortgage loans	(1)	(1)	(1)	(1)
Investment funds	5	4	19	4
Future policy benefits	5	(28)	(10)	(129)
Total gains (losses)	$8	$3	$53	$(33)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	September 30, 2017	December 31, 2016
Unpaid principal balance	$40	$42
Mark to fair value	2	2
Fair value	$42	$44

There were no fair value option mortgage loans 90 days or more past due as of September 30, 2017 and December 31, 2016.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
Foreign governments	$14	$—	$—	$—	$—	$(14)	$—	$—
Corporate	452	5	—	(13)	37	(12)	469	—
CLO	81	—	1	47	86	(19)	196	—
ABS	1,093	3	1	240	83	(41)	1,379	—
CMBS	122	1	(1)	(18)	26	(43)	87	—
RMBS	312	1	13	(11)	14	(7)	322	—
Equity securities	6	(1)	—	—	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	22	(4)	—	—	11	(8)	21	(3)
RMBS	100	(2)	—	4	15	(16)	101	3
Mortgage loans	43	(1)	—	—	—	—	42	(1)
Funds withheld at interest – embedded derivative	279	24	—	—	—	—	303	—
Investments in related parties
AFS securities, fixed maturity, CLO	—	—	—	10	—	—	10	—
Trading securities, CLO	123	3	—	(24)	19	(30)	91	2
Short-term investments	28	—	—	(20)	—	—	8	—
Reinsurance recoverable	1,782	1	—	—	—	—	1,783	—
Total Level 3 assets	$4,474	$30	$14	$215	$291	$(190)	$4,834	$1

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(6,207)	$(344)	$—	$(101)	$—	$—	$(6,652)	$—
Universal life benefits	(954)	(3)	—	—	—	—	(957)	—
Future policy benefits
AmerUs Closed Block	(1,621)	5	—	—	—	—	(1,616)	—
ILICO Closed Block and life benefits	(812)	1	—	—	—	—	(811)	—
Derivative liabilities	(6)	—	—	—	—	—	(6)	—
Total Level 3 liabilities	$(9,600)	$(341)	$—	$(101)	$—	$—	$(10,042)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2016
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$—	$5	$—	$5	$—
Foreign governments	16	—	—	(1)	—	—	15	—
Corporate	402	1	1	24	3	(89)	342	—
CLO	285	1	15	4	11	(193)	123	—
ABS	1,238	3	11	30	—	(188)	1,094	—
CMBS	80	—	3	4	—	—	87	—
RMBS	—	—	—	—	—	—	—	—
Equity securities	10	—	(1)	(4)	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	1	—	—	—	—	(1)	—	—
CLO	104	(1)	—	(44)	—	—	59	4
ABS	89	(2)	—	—	—	—	87	—
RMBS	122	(4)	—	16	—	(6)	128	(1)
Mortgage loans	45	—	—	—	—	—	45	—
Funds withheld at interest – embedded derivative	122	83	—	—	—	—	205	—
Investments in related parties
AFS securities
Fixed maturity
CLO	—	—	—	—	—	—	—	—
ABS	58	—	—	(1)	—	—	57	—
Trading securities, CLO	211	—	—	—	—	(22)	189	7
Reinsurance recoverable	1,898	(20)	—	—	—	—	1,878	—
Total Level 3 assets	$4,698	$61	$29	$28	$19	$(499)	$4,336	$10

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(4,807)	$(243)	$—	$(209)	$—	$—	$(5,259)	$—
Universal life benefits	(1,059)	9	—	—	—	—	(1,050)	—
Future policy benefits
AmerUs Closed Block	(1,682)	(28)	—	—	—	—	(1,710)	—
ILICO Closed Block and life benefits	(823)	11	—	—	—	—	(812)	—
Derivative liabilities	(8)	—	—	—	—	—	(8)	—
Total Level 3 liabilities	$(8,379)	$(251)	$—	$(209)	$—	$—	$(8,839)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$5	$17	$(1)	$(21)	$—	$—	$—	$—
Foreign governments	14	—	—	—	—	(14)	—	—
Corporate	370	10	10	107	23	(51)	469	—
CLO	158	1	9	40	53	(65)	196	—
ABS	1,160	11	18	237	6	(53)	1,379	—
CMBS	152	1	(4)	28	—	(90)	87	—
RMBS	17	1	1	12	300	(9)	322	—
Equity securities	5	(1)	1	—	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(2)	—	(12)	—	(8)	21	1
RMBS	96	(11)	—	26	7	(17)	101	2
Mortgage loans	44	(1)	—	(1)	—	—	42	(1)
Funds withheld at interest – embedded derivative	140	163	—	—	—	—	303	—
Investments in related parties
AFS securities
Fixed maturity
CLO	—	—	—	10	—	—	10	—
ABS	56	—	2	(5)	—	(53)	—	—
Trading securities, CLO	195	(3)	—	(52)	—	(49)	91	(1)
Short-term investments	—	—	—	8	—	—	8	—
Reinsurance recoverable	1,692	91	—	—	—	—	1,783	—
Total Level 3 assets	$4,164	$277	$36	$377	$389	$(409)	$4,834	$1

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(1,077)	$—	$(292)	$—	$—	$(6,652)	$—
Universal life benefits	(883)	(74)	—	—	—	—	(957)	—
Future policy benefits
AmerUs Closed Block	(1,606)	(10)	—	—	—	—	(1,616)	—
ILICO Closed Block and life benefits	(794)	(17)	—	—	—	—	(811)	—
Derivative liabilities	(7)	1	—	—	—	—	(6)	1
Total Level 3 liabilities	$(8,573)	$(1,177)	$—	$(292)	$—	$—	$(10,042)	$1

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2016
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$—	$5	$—	$5	$—
Foreign governments	17	1	(1)	(2)	—	—	15	—
Corporate	636	4	27	(71)	4	(258)	342	—
CLO	517	3	38	7	10	(452)	123	—
ABS	1,813	78	(7)	(755)	103	(138)	1,094	—
CMBS	67	1	3	10	53	(47)	87	—
RMBS	758	3	16	(249)	—	(528)	—	—
Equity securities	9	—	—	(4)	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	16	—	—	(4)	—	(12)	—	5
CLO	108	(4)	—	(45)	—	—	59	8
ABS	98	(11)	—	—	—	—	87	—
RMBS	29	(7)	—	111	—	(5)	128	1
Mortgage loans	48	—	—	(3)	—	—	45	—
Funds withheld at interest – embedded derivative	36	169	—	—	—	—	205	—
Investments in related parties
AFS securities
Fixed maturity
CLO	7	—	—	—	—	(7)	—	—
ABS	60	—	—	(3)	—	—	57	—
Trading securities, CLO	191	(23)	—	17	26	(22)	189	21
Reinsurance recoverable	2,377	(499)	—	—	—	—	1,878	—
Total Level 3 assets	$6,804	$(285)	$76	$(991)	$201	$(1,469)	$4,336	$35

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(4,464)	$(390)	$—	$(405)	$—	$—	$(5,259)	$—
Universal life benefits	(1,464)	414	—	—	—	—	(1,050)	—
Future policy benefits
AmerUs Closed Block	(1,581)	(129)	—	—	—	—	(1,710)	—
ILICO Closed Block and life benefits	(897)	85	—	—	—	—	(812)	—
Derivative liabilities	(7)	(1)	—	—	—	—	(8)	—
Total Level 3 liabilities	$(8,413)	$(21)	$—	$(405)	$—	$—	$(8,839)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended September 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Corporate	$27	$—	$(36)	$(4)	$(13)
CLO	72	—	—	(25)	47
ABS	275	—	—	(35)	240
CMBS	—	—	(18)	—	(18)
RMBS	—	—	—	(11)	(11)
Trading securities, fixed maturity, RMBS	4	—	—	—	4
Investments in related parties
AFS securities, fixed maturity, CLO	10	—	—	—	10
Trading securities, CLO	—	—	(24)	—	(24)
Short-term investments	8	—	—	(28)	(20)
Total Level 3 assets	$396	$—	$(78)	$(103)	$215

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(142)	$—	$41	$(101)
Total Level 3 liabilities	$—	$(142)	$—	$41	$(101)

	Three months ended September 30, 2016
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Foreign governments	$—	$—	$—	$(1)	$(1)
Corporate	25	—	—	(1)	24
CLO	12	—	—	(8)	4
ABS	60	—	—	(30)	30
CMBS	4	—	—	—	4
Equity securities	—	—	(4)	—	(4)
Trading securities
Fixed maturity
CLO	—	—	(44)	—	(44)
RMBS	16	—	—	—	16
Investments in related parties
AFS securities, fixed maturity, ABS	—	—	—	(1)	(1)
Total Level 3 assets	$117	$—	$(48)	$(41)	$28

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(244)	$—	$35	$(209)
Total Level 3 liabilities	$—	$(244)	$—	$35	$(209)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$(21)	$(21)
Corporate	152	—	(37)	(8)	107
CLO	83	—	(2)	(41)	40
ABS	495	—	—	(258)	237
CMBS	29	—	—	(1)	28
RMBS	14	—	—	(2)	12
Trading securities
Fixed maturity
CLO	4	—	(16)	—	(12)
RMBS	26	—	—	—	26
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
AFS securities
Fixed maturity
CLO	10	—	—	—	10
ABS	5	—	—	(10)	(5)
Trading securities, CLO	—	—	(52)	—	(52)
Short-term investments	37	—	—	(29)	8
Total Level 3 assets	$855	$—	$(107)	$(371)	$377

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(412)	$—	$120	$(292)
Total Level 3 liabilities	$—	$(412)	$—	$120	$(292)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2016
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Foreign governments	$—	$—	$—	$(2)	$(2)
Corporate	47	—	(55)	(63)	(71)
CLO	24	—	(9)	(8)	7
ABS	102	—	—	(857)	(755)
CMBS	10	—	—	—	10
RMBS	—	—	—	(249)	(249)
Equity securities	—	—	(4)	—	(4)
Trading securities
Fixed maturity
Corporate	—	—	(4)	—	(4)
CLO	—	—	(45)	—	(45)
RMBS	111	—	—	—	111
Mortgage loans	—	—	—	(3)	(3)
Investments in related parties
AFS securities, fixed maturity, ABS	—	—	—	(3)	(3)
Trading securities, CLO	33	—	(16)	—	17
Total Level 3 assets	$327	$—	$(133)	$(1,185)	$(991)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(517)	$—	$112	$(405)
Total Level 3 liabilities	$—	$(517)	$—	$112	$(405)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to AFS securities, trading securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of September 30, 2017, discounts ranged from 2% to 6%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	September 30, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$6,652	Option budget method	Non-performance risk	0.3%	–	1.3%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	0.0%	–	19.6%	Decrease

	December 31, 2016
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,283	Option budget method	Non-performance risk	0.7%	–	1.5%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	16.3%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

		September 30, 2017		December 31, 2016
(In millions)	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Mortgage loans	3	$6,403	$6,568	$5,426	$5,560
Investment funds	NAV[1]	620	620	590	590
Policy loans	2	571	571	602	602
Funds withheld at interest	3	6,661	6,661	6,398	6,398
Other investments	3	77	77	81	81
Investments in related parties
Investment funds	NAV[1]	1,303	1,303	1,198	1,198
Other investments	3	238	260	237	262
Total assets not carried at fair value		$15,873	$16,060	$14,532	$14,691
Liabilities
Interest sensitive contract liabilities	3	$31,328	$30,932	$27,628	$26,930
Funds withheld liability	2	376	376	374	374
Total liabilities not carried at fair value		$31,704	$31,308	$28,002	$27,304

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Reinsurance

During the nine months ended September 30, 2017, we novated certain open blocks of business ceded to Global Atlantic, in accordance with the terms of the coinsurance and assumption agreement. As a result of the novation, interest sensitive contract liabilities decreased $278 million, future policy benefits decreased $26 million, policy loans decreased $7 million, and reinsurance recoverable decreased $297 million.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,142	$462	$1,336	$2,940
Additions	371	121	—	492
Unlocking	13	4	(1)	16
Amortization	(142)	(46)	(121)	(309)
Impact of unrealized investment (gains) losses	(90)	(36)	(110)	(236)
Balance at September 30, 2017	$1,294	$505	$1,104	$2,903

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2015	$705	$320	$1,627	$2,652
Additions	449	145	—	594
Unlocking	(12)	(3)	(23)	(38)
Amortization	(76)	(16)	(99)	(191)
Impact of unrealized investment (gains) losses	(81)	(39)	(207)	(327)
Balance at September 30, 2016	$985	$407	$1,298	$2,690
8. Common Stock

During the nine months ended September 30, 2017, a total of 42,260,915 Class B shares were converted to Class A shares, primarily in connection with two public follow-on offerings that included sales by holders of Class B shares, at which time the shares automatically converted to Class A common shares. In connection with each follow-on offering, AP Alternative Assets, L.P. distributed Class B shares to its unitholders and certain of such unitholders participated in the applicable follow-on offering. To the extent that such shares were distributed to unitholders other than a member of the Apollo Group (as defined by our bye-laws), such shares automatically converted to Class A shares. We did not sell any shares in the offerings.

Stock-based Compensation—Stock-based compensation expense was $11 million and $47 million for the three months ended September 30, 2017 and 2016, respectively, and $40 million and $61 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the stock-based compensation plans had unrecognized compensation expense of $39 million. The cost is expected to be recognized over a weighted-average period of 1.2 years.

Employee Stock Purchase Plan – Eligible employees may participate in our 2017 Employee Stock Purchase Plan (ESPP), which provides the opportunity to purchase our Class A shares at a discount from the market price through payroll deductions. Pursuant to the ESPP, employees are permitted to purchase shares at a price equal to 85% of the fair value of such shares as determined by reference to the closing price of our Class A shares on the New York Stock Exchange on the last day of the relevant purchase period. Under the ESPP we may make available for sale up to 3,800,000 Class A shares over the term of the ESPP, which may extend for up to 10 years. As of September 30, 2017, we had not sold any shares under the ESPP.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended September 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to AHL shareholders – basic and diluted	$167	$98	$5	$1	$1	$2

Basic weighted average shares outstanding	119,519,911	69,862,355	3,388,890	857,831	928,870	1,776,455
Dilutive effect of stock compensation plans	372,358	—	—	7,191	289,284	1,362,388
Diluted weighted average shares outstanding	119,892,269	69,862,355	3,388,890	865,022	1,218,154	3,138,843

Earnings per share[1]
Basic	$1.40	$1.40	$1.40	$1.40	$1.40	$1.40
Diluted	$1.39	$1.40	$1.40	$1.39	$1.07	$0.79

[1] Calculated using whole figures.

	Three months ended September 30, 2016
(In millions, except share and per share data)	Class A	Class B
Net income available to AHL shareholders – basic and diluted	$34	$92

Basic weighted average shares outstanding	49,798,963	135,963,975
Dilutive effect of stock compensation plans	107,485	—
Diluted weighted average shares outstanding	49,906,448	135,963,975

Earnings per share[1]
Basic	$0.68	$0.68
Diluted	$0.68	$0.68

[1] Calculated using whole figures.

	Nine months ended September 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to AHL shareholders – basic	$513	$443	$17	$3	$3	$5
Effect of stock compensation plans on allocated net income	11	—	—	—	—	—
Net income available to AHL shareholders – diluted	$524	$443	$17	$3	$3	$5

Basic weighted average shares outstanding	101,506,304	87,703,973	3,416,703	604,722	559,987	1,078,282
Dilutive effect of stock compensation plans	3,297,329	—	—	331,206	686,268	1,768,169
Diluted weighted average shares outstanding	104,803,633	87,703,973	3,416,703	935,928	1,246,255	2,846,451

Earnings per share[1]
Basic	$5.05	$5.05	$5.05	$5.05	$5.05	$5.05
Diluted	$5.00	$5.05	$5.05	$3.26	$2.27	$1.91

[1] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2016
(In millions, except share and per share data)	Class A	Class B
Net income available to AHL shareholders – basic and diluted	$108	$296

Basic weighted average shares outstanding	49,960,549	135,963,975
Dilutive effect of stock compensation plans	92,338	—
Diluted weighted average shares outstanding	50,052,887	135,963,975

Earnings per share[1]
Basic	$2.18	$2.18
Diluted	$2.17	$2.18

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

Dilutive shares are calculated using the treasury stock method. For Class A common shares, this method takes into account shares that can be settled into Class A common shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded the following shares, restricted stock units (RSUs) and options:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Antidilutive shares, RSUs and options excluded from diluted EPS calculation	79,931,099	135,963,975	73,016,963	135,963,975
Shares, RSUs and options excluded from diluted EPS calculation as a performance condition had not been met	187,046	—	1,425,926	—
Shares, RSUs and options excluded from diluted EPS calculation as issuance restrictions had not been satisfied as of the end of the period	—	12,720,694	—	12,720,694
Total Shares, RSUs and options excluded from diluted EPS calculation	80,118,145	148,684,669	74,442,889	148,684,669

Note: Shares, RSUs and options are as of period end.

10. Accumulated Other Comprehensive Income
The following is a detail of AOCI:

(In millions)	September 30, 2017	December 31, 2016
AFS securities	$2,428	$972
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(692)	(408)
Noncredit component of OTTI losses on AFS securities	(15)	(17)
Hedging instruments	(59)	10
Pension adjustments	(4)	(4)
Foreign currency translation adjustments	2	(12)
Accumulated other comprehensive income, before taxes	1,660	541
Deferred income tax liability	(498)	(174)
Accumulated other comprehensive income	$1,162	$367

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in AOCI are presented below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$249	$800	$1,500	$2,674
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	(61)	(294)	(284)	(970)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	17	7	44	(1)
Less: Income tax expense	55	144	347	537
Net unrealized investment gains (losses) on AFS securities	116	355	825	1,168
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	(7)	(1)	(5)	(11)
Less: Reclassification adjustment for losses realized in net income[1]	(9)	—	(7)	(7)
Less: Income tax expense (benefit)	1	(1)	1	(2)
Net noncredit component of OTTI losses on AFS securities	1	—	1	(2)
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	(31)	(6)	(69)	(13)
Less: Income tax benefit	(11)	(1)	(24)	(4)
Net unrealized gains (losses) on hedging instruments	(20)	(5)	(45)	(9)
Pension adjustments	1	—	—	(1)
Foreign currency translation adjustments	4	1	14	1
Change in AOCI	$102	$351	$795	$1,157

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

11. Income Taxes

Our effective tax rates were 7% and (232)% for the three months ended September 30, 2017 and 2016, respectively, and 5% and (22)% for the nine months ended September 30, 2017, and 2016, respectively. Our effective tax rates may vary period-to-period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes. Our prior period effective tax rates reflect the significant effect of releasing $102 million of deferred tax valuation allowance. During the third quarter of 2016, we identified a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses, which are scheduled to expire beginning in 2022, and other deductible temporary differences. As a result, we released the corresponding deferred tax valuation allowance in the third quarter of 2016, as it is more likely than not that these attributes will be realized.

The Internal Revenue Service is currently auditing the 2013 consolidated tax return filed by Athene USA Corporation, and recently initiated a limited scope audit of the 2015 consolidated tax return filed by Athene Annuity & Life Assurance Company. No material proposed adjustments have been issued with respect to either exam.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, we will be exempted from taxation until the year 2035.

12. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments, with the exception of the investments of ADKG, are managed by Athene Asset Management, L.P. (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of September 30, 2017, AAM directly managed $59,315 million of our investment portfolio assets, of which 89% are designated one or two (the two highest designations) by the National Association of Insurance Commissioners (NAIC).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(In millions, except for percentages)	September 30, 2017	December 31, 2016
Fixed maturity securities
U.S. state, municipal and political subdivisions	$—	$5
Foreign governments	153	149
Corporate	2,648	2,032
CLO	5,021	4,727
ABS	803	911
CMBS	869	975
Mortgage loans	2,284	1,767
Investment funds	25	23
Trading securities	119	126
Funds withheld at interest	1,762	1,682
Other investments	77	81
Total assets sub-advised by Apollo affiliates	$13,761	$12,478
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	19%	19%

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

Apollo Asset Management Europe

ADKG has an investment advisory agreement with Apollo Asset Management Europe (together with certain of its affiliates, AAME), also a subsidiary of AGM. AAME provides advisory services for all of ADKG's investment portfolio other than operating cash, mortgage loans secured by residential and commercial properties that are not identified and advised by AAME, and assets related to unit-linked policies. Also excluded are assets held in German special investment funds managed or advised by Apollo, AAM and any of the respective affiliates of Apollo, AAM or AAME, to the extent the entity receives a management or advisory fee in connection with the fund. In providing these services, AAME has access to Apollo's European expertise and capabilities. The ADKG investments sub-advised by AAME consist primarily of corporate and sovereign bonds, as compared to the more diverse range of assets managed by AAM or those held in the German special investment funds. As compensation for the investment advisory services rendered, AAME receives a fee of 0.10% per year on the assets it sub-advises. Affiliates of AAME receive an advisory fee of 0.35% per year on certain German special investment funds and our investment in a sub-fund of Apollo Capital Efficient Fund I (ACE fund), as well as a pro rata share of operating expenses up to 0.30% on the ACE fund. As of September 30, 2017 and December 31, 2016, the German special investment funds totaled $1,050 million and $258 million, respectively, and the ACE fund totaled $96 million and $84 million, respectively. The fees incurred for management of these funds are included in sub-advisory fees in the table below.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the assets sub-advised by AAME:

(In millions)	September 30, 2017	December 31, 2016
Fixed maturity securities
Foreign governments	$2,095	$2,062
Corporate	1,216	1,567
Equity securities	53	187
Investment funds	38	34
Policy loans	6	6
Real estate	621	541
Other investments	169	153
Cash and cash equivalents	31	25
Total assets sub-advised by AAME	$4,229	$4,575

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM, AAME and other Apollo affiliates:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Asset management fees	$67	$61	$193	$176
Sub-advisory fees	14	12	42	50

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. As of September 30, 2017 and December 31, 2016, the management fees payable was $34 million and $28 million, respectively, and the sub-advisory fees payable was $17 million and $11 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

The investment management or advisory agreements with AAM or AAME have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements until October 31, 2018 or any annual anniversary thereafter (each such date, an IMA Termination Election Date) and any termination thereon requires the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and prior written notice thereof to Apollo of at least 30 days. If the Independent Directors make such election and such notice is timely delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (an IMA Termination Effective Date). Notwithstanding the foregoing, (1) the Independent Directors may only elect to terminate an investment management agreement or advisory agreement on an IMA Termination Election Date if two-thirds of the Independent Directors determine in their sole discretion acting in good faith that either (i) there has been unsatisfactory long-term performance materially detrimental to us by Apollo or (ii) the fees being charged by Apollo are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to Apollo and Apollo shall have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (2) upon the determination by two-thirds of the Independent Directors, we may also terminate an investment management agreement or advisory agreement with Apollo as a result of either (i) a material violation of law relating to Apollo’s advisory business, or (ii) Apollo’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case the delivery at least 30 days’ prior written notice to Apollo of such termination and such termination will be effective at the end of such 30-day period.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions—We have a loan purchase agreement with AmeriHome Mortgage Company, LLC (AmeriHome), an investee of A-A Mortgage, an equity method investee. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $21 million and $19 million of residential mortgage loans under this agreement during the nine months ended September 30, 2017 and 2016, respectively.

13. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, exclusive of AGER commitments as discussed below, of $1,761 million and $962 million as of September 30, 2017 and December 31, 2016, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

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

On August 9, 2017, our Bermuda subsidiaries, AGER and NewRe Life Re Ltd. (NewRe) entered into a stock purchase agreement with Aegon Ireland Holding B.V. and Aegon Europe Holding B.V., pursuant to which NewRe agreed to purchase all of the outstanding stock of Aegon Ireland plc. Prior to the closing of the transaction, which is expected in the first quarter of 2018, subject to regulatory approvals and other customary closing conditions, AGER expects to call capital from its investors, which is expected to result in the issuance by AGER of new common shares to affiliates of Apollo and other third-party investors, such that our interest in the AGER Group will be reduced, causing the AGER Group to thereafter be held by us as an investment rather than as a consolidated subsidiary.

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

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) of Indianapolis and Des Moines and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2017 and December 31, 2016, we had $623 million and $691 million, respectively, of funding agreements outstanding with the FHLB. We are required to provide collateral in excess of the funding agreements, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special purpose, non-affiliated statutory-trust to offer up to $5 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements outstanding under this program had a carrying value of $2,996 million and $246 million as of September 30, 2017 and December 31, 2016, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2017	December 31, 2016
AFS securities
Fixed maturity	$1,479	$1,535
Equity	38	40
Investment funds	22	25
Mortgage loans	798	1,003
Short-term investments	13	15
Restricted cash	100	57
Total restricted assets	$2,450	$2,675

The restricted assets are primarily a result of the FHLB funding agreements described above. Additionally, we have established reinsurance trusts of assets in accordance with coinsurance agreements, which are typically based on corresponding statutory reserves.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint in the United States District Court for the District of Massachusetts, against us. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, AAIA and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (collectively, the Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003 that were backed by a capital maintenance agreement issued by Aviva International Insurance Limited or its predecessor (the CMA). The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by the CMA, which was alleged to be a source of great financial strength. The complaint further alleges that the Aviva Entities used the CMA to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the CMA terminated. According to the complaint, no notice of this termination was provided to the owners of the structured settlement annuities. The complaint alleges that the termination of the CMA gave rise to claims for breach of contract, breach of fiduciary duty, promissory estoppel, and unjust enrichment. AHL and plaintiff recently agreed to a term sheet settlement on a class wide basis. Terms of the settlement, which is subject to court approval, include: (1) AHL entering into a capital maintenance agreement with Athene London requiring AHL to provide capital to Athene London upon a missed structured settlement payment that is not timely cured and (2) AHL paying a monetary amount that is immaterial to us. The case against AHL has been stayed in totality and the case has been stayed against co-defendant Aviva until November 27, 2017 while the parties engage in a magistrate settlement conference.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable corporate-owned life insurance (COLI) policies that, as of September 30, 2017, had an asset value of $344 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has been triggered and we will pursue further adjudication. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $164 million as of September 30, 2017.

14. Segment Information

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other.

Retirement Services—Retirement Services is comprised of our United States and Bermuda operations, which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities, fixed indexed annuities, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and pension risk transfer (PRT) obligations, are included in our Retirement Services segment.

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities and our German operations, which is primarily comprised of participating long-duration savings products. In addition to our German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

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

Operating revenue is a component of operating income, net of tax, and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

The table below reconciles segment operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Operating revenue by segment
Retirement Services	$936	$876	$3,078	$2,464
Corporate and Other	94	69	265	166
Total segment operating revenues	1,030	945	3,343	2,630
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	379	200	1,181	100
Investment gains (losses), net of offsets	63	121	326	293
VIE expenses and noncontrolling interest	—	4	—	13
Other adjustments to revenues	1	2	5	3
Total non-operating adjustments	443	327	1,512	409
Total revenues	$1,473	$1,272	$4,855	$3,039

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The table below reconciles segment operating income, net of tax, to net income available to Athene Holding Ltd. shareholders presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2017	2016	2017	2016
Operating income, net of tax by segment
Retirement Services	$244	$142	$786	$535
Corporate and other	(13)	(25)	(9)	(87)
Total segment operating income, net of tax	231	117	777	448
Non-operating adjustments
Investment gains (losses), net of offsets	25	58	140	98
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	46	(1)	155	(88)
Integration, restructuring and other non-operating expenses	(14)	(2)	(34)	(8)
Stock-based compensation, excluding LTIP	(7)	(46)	(30)	(59)
Income tax (expense) benefit – non-operating	(7)	—	(24)	13
Total non-operating adjustments	43	9	207	(44)
Net income available to Athene Holding Ltd. shareholders	$274	$126	$984	$404

The following represents total assets by segment:

(In millions)	September 30, 2017	December 31, 2016
Total assets by segment
Retirement Services	$88,034	$79,298
Corporate and Other	8,027	7,401
Total assets	$96,061	$86,699

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals across the world as well as Apollo’s global asset management infrastructure that, as of September 30, 2017, supported more than $241 billion of AUM across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries' headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and as of September 30, 2017, have an expected annual investment margin of 2-3% over the 8.2 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. Even as we have grown to $81.2 billion in investments, including related parties, $78.8 billion in invested assets and total assets as of $96.1 billion as of September 30, 2017, we have continued to approach both sides of the balance sheet with an opportunistic mindset because we believe quickly identifying and capitalizing on market dislocations allows us to generate attractive, risk-adjusted returns for our shareholders. Further, our multiple distribution channels support growing origination across market environments and better enable us to achieve continued balance sheet growth while maintaining attractive profitability. We believe that in a typical market environment, we will be able to profitably grow through our organic channels, including retail, flow reinsurance and institutional products. In more challenging market environments, we believe that we will see additional opportunities to grow through our inorganic channels, including acquisitions and block reinsurance, due to market stress during those periods.

We are diligent in setting our return targets based on market conditions and risks inherent to our products offered and acquisitions or block reinsurance transactions. Generally, we target mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. However, specific return targets are established with due consideration to the facts and circumstances surrounding each growth opportunity and may be higher or lower than those that we target more generally. Factors that we consider in establishing return targets for a given growth opportunity include, but are not limited to, the certainty of the return profile, the strategic nature of the opportunity, the size and scale of the opportunity, the alignment and fit of the opportunity with our existing business, the opportunity for risk diversification and the existence of increased opportunities for higher returns or growth. If market conditions or risks inherent to a product or transaction create return profiles that are not acceptable to us, we generally will not sacrifice our profitability merely to facilitate growth.

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

Our consolidated annualized ROE for the nine months ended September 30, 2017 and the year ended December 31, 2016 was 16.9% and 12.6%, respectively, and our consolidated annualized operating ROE excluding AOCI was 14.8% and 12.1%, respectively. As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the nine months ended September 30, 2017 and the year ended the year ended December 31, 2016, in our Retirement Services segment, we generated an annualized investment margin on deferred annuities of 2.86% and 2.76%, respectively and annualized operating ROE excluding AOCI of 21.3% and 18.5%, respectively. We currently maintain what we believe to be high capital ratios for our rating and hold more than $1.5 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the United States, the lack of tax advantaged alternatives for people trying to save for retirement and expectations of a rising interest rate environment. To date, most of our products sold and acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value and provides protection against investment loss. Our policies often include surrender charges (86% of our deferred annuity products, as of September 30, 2017) or MVAs (72% of our deferred annuity products, as of September 30, 2017), both of which increase persistency and protect our ability to meet our obligations to policyholders. Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $8.0 billion and $6.9 billion for the nine months ended September 30, 2017 and 2016, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements and payments on payout annuities (collectively, liability outflows), in the aggregate, were $4.4 billion and $4.0 billion for the nine months ended September 30, 2017 and 2016, respectively. We believe that our improving credit profile, our product line and product design capabilities and our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to further penetrate our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite, and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions.

We plan to grow organically by expanding our retail, reinsurance and institutional product distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel we had fixed annuity sales of $4.1 billion and $3.8 billion for the nine months ended September 30, 2017 and 2016, respectively. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 67 IMOs and approximately 34,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. In our reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $570 million and $3.1 billion for the nine months ended September 30, 2017 and 2016, respectively. We believe the decrease in flow reinsurance has been impacted by the recent decline in overall MYGA volumes over the last several months, reflective of tighter investment spreads, the recent stock market rally and expectations of higher interest rates. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our improving credit profile will help us attract additional reinsurance partners. In our institutional channel, we generated deposits of $3.3 billion and $0 million for the nine months ended September 30, 2017 and 2016, respectively. Our ability to issue funding agreements, namely those issued through our FABN program, has benefited from our public company status and improving credit profile, allowing us to generate deposits in the aggregate principal amount of $3.0 billion and $0 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, growth in our institutional channel was attributed to our entry into the PRT market in 2017, during which we closed our inaugural transaction pursuant to which we issued a group annuity contract in the aggregate principal amount of approximately $320 million. Additionally, subsequent to quarter-end, we entered into two PRT agreements totaling approximately $1.0 billion of pension obligations. We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and by continuing to engage in PRT transactions.

Industry Trends and Competition

Market Conditions

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown could adversely affect us in the form of changes in consumer behavior and decreases in the returns on and value of our investment portfolio. Concerns over the slow economic recovery, the level of U.S. national debt, currency fluctuations and volatility, the stability of the EU, Brexit and the potential exit of certain other EU members, the rate of growth of China and other Asian economies, unemployment, the availability and cost of credit, the U.S. housing market, inflation levels, low or negative interest rates, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. Market conditions have generally improved since the U.S. elections in November of 2016 on hopes of improved economic growth, however the long term outlook remains uncertain. Declining economic growth rates globally and resultant diverging paths of monetary policy could increase volatility in the credit markets, potentially impacting the availability and cost of credit. Factors such as equity prices, equity market volatility, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations (including laws relating to the financial markets generally or the taxation or regulation of the insurance industry), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our investment portfolio and our ability to sell our products. We adjust the structure of our products depending on the economic environment, the behavior of customers and other factors, including mortality rates, morbidity rates, cap rates, rollup rates, annuitization rates and lapse rates, which can vary in response to changes in market conditions. We believe continued economic growth, stable financial markets and a potentially rising interest rate environment may ultimately enhance the attractiveness of our product portfolio. However, we remain exposed to potential slowdowns in economic activity, which could be characterized by rising unemployment, falling interest rates, widening credit spreads and an increase in corporate credit and real estate-related defaults.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve increasing federal funds rates in December 2015, December 2016 and March and June of 2017, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Our investment portfolio consists predominantly of fixed maturity investments. See Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through asset liability management (ALM) modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows to within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $22.0 billion of floating rate investments, or approximately 28% of our total invested assets as of September 30, 2017. As part of our reinvestment strategy for the investment portfolios of our acquired companies, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2017, most of our products were fixed annuities with approximately 36% of our FIAs at the minimum guarantees and approximately 49% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2017, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 80 to 90 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

We believe that our strong presence in the FIA market and strength of our relationships with IMOs position us to effectively serve consumers' demand in the rapidly growing retirement savings market. We expect that our retail channel will continue to benefit from our improving credit profile and recent product launches. We believe this should help us to grow sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We also believe that our improving credit profile has enabled and will continue to enable us to increase penetration in our existing organic channels, such as flow reinsurance and funding agreements, while also helping us to increase our presence in the PRT market.

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which we operate, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the FIA market.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed annuity market sales in the United States were $56.7 billion for the six months ended June 30, 2017, a 11.1% decrease from the same time period in 2016. This decrease was driven by a decrease in traditional fixed rate deferred annuities of $3.1 billion, or 13.8% over prior year fixed rate deferred annuities, and a decrease in FIA products of $2.7 billion, or 8.5% over prior year FIAs. In the total fixed annuity market, for the six months ended June 30, 2017 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales with a 4.8% market share and $2.7 billion in sales. For the six months ended June 30, 2016, our market share was 2.8% with sales of $1.8 billion.

FIAs are one of the fastest growing annuity products having grown from $27.3 billion in 2005 to $60.9 billion in sales for the year ended December 31, 2016. According to LIMRA, for the six months ended June 30, 2017 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs in terms of sales, and our market share for the same period was 8.4% with sales of $2.5 billion. For the six months ended June 30, 2016, our market share was 5.0% with sales of $1.6 billion.

Regulatory Developments

Department of Labor

On April 6, 2016, the U.S. Department of Labor (DOL) issued a new regulation (fiduciary rule) more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption titled the “Best Interest Contract Exemption,” to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The April 10, 2017 applicability date for the fiduciary rule was delayed to June 9, 2017 in response to a memorandum issued to the DOL by President Trump. In addition to delaying the applicability date of the fiduciary rule, the DOL revised both exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of the prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the fiduciary rule is required. On August 9, 2017, the DOL submitted to the Office of Management and Budget a proposal to extend the January 1, 2018 full implementation date to July 1, 2019. In order for the extension to become effective, the proposal must be finalized and issued in the Federal Register before January 1, 2018. We cannot predict with any certainty the impact of the new fiduciary rule and exemptions, but the fiduciary rule and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the fiduciary rule could have an adverse effect on our ability to write new business. In addition, the NAIC has implemented a working group to update the current Suitability in Annuity Transactions Model Regulation to address the fiduciary standard and the SEC has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers. If either or both of these entities create rules or standards applicable to our business, it may affect the distribution of our products. Should the SEC or NAIC rules or standards, if adopted, not align with each other or the finalized fiduciary rule, the distribution of our products could be further complicated.

Tax Reform

We continue to face material uncertainty regarding the substance and timing of tax reform. See Part II—Other Information—Item1A. Risk Factors—Risks Relating to Taxation—Changes in the U.S. tax law might adversely affect us or our shareholders for further discussion regarding tax reform.

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

Operating Income, Net of Tax

Operating income, net of tax, a commonly used term in the life insurance industry, is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our operating income, net of tax, equals net income available to AHL’s shareholders adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

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

•
Stock Compensation Expense—Stock compensation expenses associated with our share incentive plans, excluding our long term incentive plan, are not part of our core operating expenses and fluctuate from time to time due to the structure of our plans.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We consider these non-operating adjustments to be meaningful adjustments to net income available to AHL's shareholders for the reasons discussed in greater detail above. Operating income, net of tax excluding notable items equals net income available to AHL's shareholders adjusted for non-operating adjustments and certain notable items in the period that facilitate the evaluation of our underlying profitability. Accordingly, we believe using these measures which excludes the impact of these items is effective in analyzing the trends in our results of operations. Together with net income available to AHL's shareholders, we believe operating income, net of tax, and operating income, net of tax excluding notable items provide meaningful financial metrics that help investors understand our underlying results and profitability. Operating income, net of tax, and operating income, net of tax excluding notable items should not be used as a substitute for net income available to AHL's shareholders.

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

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 78% of our Retirement Services reserve liabilities as of September 30, 2017. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

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

Sales

Sales statistics do not correspond to revenues under GAAP, but are used as relevant measures to understand our business performance as it relates to deposits generated during a specific period of time. Our sales statistics include deposits for fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2017	2016	2017	2016
Revenues	$1,473	$1,272	$4,855	$3,039
Benefits and expenses	1,179	1,234	3,818	2,708
Income before income taxes	294	38	1,037	331
Income tax expense (benefit)	20	(88)	53	(73)
Net income	274	126	984	404
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income available to AHL shareholders	$274	$126	$984	$404

Operating income, net of tax by segment
Retirement Services	$244	$142	$786	$535
Corporate and Other	(13)	(25)	(9)	(87)
Operating income, net of tax	231	117	777	448
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	29	18	64	37
Unrealized, impairments, and other investment gains (losses)	(3)	(12)	(15)	(36)
Assumed modco and funds withheld reinsurance embedded derivatives	20	73	153	144
Offsets to investment gains (losses)	(21)	(21)	(62)	(47)
Investment gains (losses), net of offsets	25	58	140	98
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	46	(1)	155	(88)
Integration, restructuring and other non-operating expenses	(14)	(2)	(34)	(8)
Stock compensation expense	(7)	(46)	(30)	(59)
Income tax (expense) benefit – non-operating	(7)	—	(24)	13
Total non-operating adjustments	43	9	207	(44)
Net income available to AHL shareholders	$274	$126	$984	$404

ROE	13.0%	7.5%	16.9%	8.7%
ROE excluding AOCI	14.9%	8.4%	18.7%	9.2%
Operating ROE excluding AOCI	12.5%	7.9%	14.8%	10.2%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

In this section, references to 2017 refer to the three months ended September 30, 2017 and references to 2016 refer to the three months ended September 30, 2016.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $148 million, or 117%, to $274 million for the three months ended September 30, 2017 from $126 million in the prior period. ROE and ROE excluding AOCI increased to 13.0% and 14.9%, respectively, from 7.5% and 8.4% in 2016, respectively. The increase in net income available to AHL shareholders was driven by a $114 million increase in operating income, net of tax, a favorable net change in FIA derivatives and a favorable decrease in stock compensation expense, partially offset by an unfavorable change in investment gains related to the assumed reinsurance embedded derivative. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked and a favorable change in model and assumption impacts compared to the prior year. The decrease in stock compensation expense was primarily due to the expense resulting from the accelerated vesting of shares in 2016. The change in the assumed reinsurance embedded derivative impacts were related to more favorable credit spread tightening in 2016.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our annual process of unlocking assumptions resulted in a decrease in pre-tax income of $33 million compared to a decrease of $171 million in 2016.

Operating Income, Net of Tax

Operating income, net of tax increased by $114 million, or 97%, to $231 million for the three months ended September 30, 2017 from $117 million in the prior period. Operating income, net of tax, excluding notable items was $254 million, an increase of $85 million, or 50%, over the prior year. Operating ROE excluding AOCI was 12.5%, up from 7.9% in the prior period. The increase in operating income, net of tax, excluding notable items was driven by higher investment income. Investment income increased due to growth in our Retirement Services invested assets of $6.4 billion and higher short-term interest rates resulting in increased floating rate investment income.

Notable items for the quarter included unlocking, out of period actuarial adjustments of $13 million and a $17 million loss from our German operation compared to a loss of $7 million in the prior year. Our annual unlocking of assumptions resulted in an increase to other liability costs of $20 million compared to an increase of $158 million in prior year. The tax effect of these notable items for the quarter was $1 million compared to $11 million in the prior year. Additionally, in 2016 we recognized a $102 million deferred tax valuation allowance release.

Our consolidated net investment earned rate was 4.45% in three months ended September 30, 2017, an increase from 4.40% in the prior period, primarily attributed to the strong performance from our fixed income and other investment portfolios. Our alternative investment net investment earned rate was 9.07% in three months ended September 30, 2017, a decrease from 9.56% in the prior period as the prior year benefited from higher credit fund income due to more favorable credit spread tightening which was partially offset by decline in the market value of public equity positions in one of our funds in the prior year.

Revenues

Total revenue increased by $201 million to $1.5 billion in the three months ended September 30, 2017 from $1.3 billion in the prior period. The increase was driven by favorable changes in investment related gains and losses, an increase in net investment income and a favorable change in VIE investment related gains and losses.

Investment related gains and losses increased by $93 million to $473 million in the three months ended September 30, 2017 from $380 million in the prior period, primarily due to the change in fair value of FIA hedging derivatives, partially offset by the change in assumed reinsurance embedded derivatives. The change in fair value of FIA hedging derivatives increased by $167 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 4.0% increase in 2017, compared to an 3.3% increase in 2016. The assumed reinsurance embedded derivatives are based on the change in the fair value of the underlying investments held in modco and funds withheld portfolios (see Note 3 - Derivative Instruments to the condensed consolidated financial statements) which decreased by $61 million driven by the change in reinsurance embedded derivatives in the three months ended September 30, 2017, primarily due to the prior year benefiting from both credit spreads tightening and a decrease in U.S. treasury rates.

Net investment income increased by $77 million to $820 million in the three months ended September 30, 2017 from $743 million in the prior period, primarily driven by an increase in fixed income and other investment income. The increase in fixed income and other investment income was driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months and higher short-term interest rates resulting in higher floating rate investment income.

VIE investment related gains and losses increased by $33 million to $17 million in the three months ended September 30, 2017 from $(16) million in the prior period, primarily driven by losses in the prior year resulting from a decline in market value of public equity positions in one of our funds, partially offset by the prior year benefiting from higher credit fund income due to more favorable credit spread tightening.

Benefits and Expenses

Total benefits and expenses decreased by $55 million to $1.2 billion in the three months ended September 30, 2017 from $1.2 billion in the prior period. The decrease was driven by a decrease in future policy benefits, a decrease in DAC, DSI and VOBA amortization and lower policy and other operating expenses, offset by an increase in interest sensitive contract benefits.

Future policy and other policy benefits decreased by $132 million to $259 million in the three months ended September 30, 2017 from $391 million in the prior period, primarily attributable to a favorable change in the rider reserves and a favorable change in AmerUs Closed Block fair value liability. The favorable change in rider reserves of $126 million was primarily driven by a decrease of $84 million related to our annual unlocking of assumptions and an unfavorable impact from higher than expected persistency in the prior year, partially offset by the growth in the block of business. Unlocking in the third quarter of 2017 was unfavorable $49 million related to impacts of the net investment earned rate and mortality assumptions, while 2016 unlocking impact was unfavorable by $133 million. The favorable change in the AmerUs Closed Block fair value liability of $33 million was primarily driven by higher earnings on the block of business compared to prior year. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

DAC, DSI and VOBA amortization decreased by $40 million to $93 million for the three months ended September 30, 2017 from $133 million in the prior period, primarily attributable to the $54 million favorable change in unlocking of assumptions of our DAC, DSI and VOBA assets, partially offset by growth in the FIA block increasing our DAC asset. Unlocking in the third quarter of 2017 was favorable $16 million primarily related to impacts of the net investment earned rate and mortality assumptions, while the 2016 unlocking impact was unfavorable by $38 million.

Policy and other operating expenses decreased by $22 million to $158 million in the three months ended September 30, 2017 from $180 million in the prior period, primarily due to a decrease in stock compensation expense of $39 million driven by the expense resulting from the accelerated vesting of shares in the prior year, partially offset by higher integration, restructuring and other non-operating expenses mainly due to Germany restructuring costs.

Interest sensitive contract benefits increased by $130 million to $621 million in the three months ended September 30, 2017 from $491 million in the prior period, primarily due to the change in FIA fair value embedded derivatives. The change in FIA fair value embedded derivatives increased by $138 million, primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 4.0% increase in 2017, compared to a 3.3% increase in the prior period. Additionally, a favorable change in model and assumption impacts compared to the prior year and growth in the FIA block attributed to the increase.

Taxes

Income tax expense increased by $108 million to $20 million in the three months ended September 30, 2017 from a benefit of $88 million in the prior period. The increase was primarily driven by a release of a deferred tax valuation allowance of $102 million in third quarter of 2016 and the increase in income subject to U.S. income taxes of $20 million, or approximately $7 million of tax based on a 35% U.S. statutory rate. During 2016, we identified a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses, which are scheduled to expire beginning in 2022.

Our effective tax rates were 7% in three months ended September 30, 2017 and (232)% in the prior period. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

In this section, references to 2017 refer to the nine months ended September 30, 2017 and references to 2016 refer to the nine months ended September 30, 2016.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $580 million, or 144%, to $984 million for the nine months ended September 30, 2017 from $404 million in the prior period. ROE and ROE excluding AOCI increased to 16.9% and 18.7%, respectively, from 8.7% and 9.2% in 2016, respectively. The increase in net income available to AHL shareholders was driven by a $329 million increase in operating income, net of tax, a favorable net change in FIA derivatives and favorable investment gain and losses. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked, year-over-year change in discount rates and a favorable change in model and assumption impacts compared to the prior year. Investment gains and losses was favorable primarily driven by the higher realized gains on the sale of securities and favorable change in derivative and foreign currency gains and losses.

Operating Income, Net of Tax

Operating income, net of tax increased by $329 million, or 73%, to $777 million for the nine months ended September 30, 2017 from $448 million in the prior period. Operating ROE excluding AOCI was 14.8%, up from 10.2% in the prior period. The increase in operating income, net of tax, was primarily driven by a strong increase in investment income and lower other liability costs. Additionally, in 2016 we recognized a $102 million deferred tax valuation allowance release. The increase in investment income was primarily due to growth in our Retirement Services invested assets of $6.4 billion, higher short-term interest rates resulting in higher floating rate investment income, proceeds from a bond previously written down and higher alternative investment income, partially offset by lower bond call income. The increase in alternative investment income was primarily driven by higher income from our investment in AmeriHome, higher real estate income and a decline in the market value of public equity positions in one of our funds in the prior year, partially offset by lower credit fund income. Cost of crediting was higher by $40 million due to growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs. The lower other liability costs were primarily due to lower DAC, DSI, VOBA and rider reserves attributed to unlocking and favorable impacts related to improved equity market performance, partially offset by growth in the block of business and higher gross profits. Our annual unlocking of assumptions resulted in an increase to other liability costs of $20 million compared to an increase of $158 million in prior year.

Our consolidated net investment earned rate was 4.55% in the nine months ended September 30, 2017, an increase from 4.21% in the prior period, primarily attributed to strong performance from our fixed income and other investment portfolios and our alternative investment portfolio. Our alternative investment net investment earned rate was 9.92% in the nine months ended September 30, 2017, an increase from 5.51% in the prior period, primarily attributed to the strong performance of AmeriHome, higher real estate income and lower returns in the prior year due to a decline in the market value of public equity positions in one of our funds, partially offset by lower credit fund income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Total revenue increased by $1.9 billion to $4.9 billion in the nine months ended September 30, 2017 from $3.0 billion in the prior period. The increase was driven by favorable changes in investment related gains and losses, an increase in premiums, an increase in net investment income and an increase in VIE investment related gains and losses.

Investment related gains and losses increased by $1.1 billion to $1.6 billion in the nine months ended September 30, 2017 from $523 million in the prior period, primarily due to the change in fair value of FIA hedging derivatives, the change in assumed reinsurance embedded derivatives, higher realized gains on AFS securities and other derivative and foreign currency gains and losses. The change in fair value of FIA hedging derivatives increased by $1.0 billion driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 12.5% increase in 2017, compared to an 6.1% increase in 2016. The assumed reinsurance embedded derivatives increased by $31 million driven by growth in the reinsurance block, partially offset by the prior year benefiting from both credit spreads tightening and a decrease in U.S. treasury rates. The increase in investment gains and losses was partially offset by the change in unrealized gains and losses on trading securities which was comprised of an unfavorable decrease in AmerUs Closed Block assets of $77 million related to higher unrealized gains in the prior year due to the decrease in U.S. treasury rates partially offset by $18 million of gains related to unit-linked investments.

Premiums increased by $298 million to $503 million in the nine months ended September 30, 2017 from $205 million in the prior period, driven by approximately $320 million of premiums from our inaugural PRT transaction.

Net investment income increased by $290 million to $2.4 billion in the nine months ended September 30, 2017 from $2.1 billion in the prior period, primarily driven by a strong increase in fixed income and other investment income and an increase in alternative investment income. The increase in fixed income and other investment income was driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, higher short-term interest rates resulting in higher floating rate investment income and proceeds on the recovery of a bond previously written down, partially offset by lower bond call income. The increase in alternative investment income was primarily due to the strong performance in AmeriHome, driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights, as well as an increase in real estate income.

VIE investment related gains and losses increased by $99 million to $29 million in the nine months ended September 30, 2017 from $(70) million in the prior period, primarily driven by losses in the prior year resulting from a decline in market value of public equity positions in one of our funds, partially offset by the prior year benefiting from a favorable increase in the fair value of certain underlying investments in three of our consolidated VIEs, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments.

Benefits and Expenses

Total benefits and expenses increased by $1.1 billion to $3.8 billion in the nine months ended September 30, 2017 from $2.7 billion in the prior period. The increase was driven by an unfavorable change in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in DAC, DSI and VOBA amortization, an increase in dividends payable to policyholders and higher policy and other operating expenses.

Interest sensitive contract benefits increased by $785 million to $1.9 billion in the nine months ended September 30, 2017 from $1.1 billion in the prior period, primarily due to the change in FIA fair value embedded derivatives and higher interest credited to policyholders related to strong growth in deposits. The change in FIA fair value embedded derivatives increased by $728 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 12.5% increase in 2017, compared to a 6.1% increase in the prior period. Additionally, the FIA fair value embedded derivatives were impacted by a favorable change in discount rates used in our embedded derivative calculations as the decrease in the prior year were more favorable than the decrease in 2017, as well as a favorable change in model and assumption impacts compared to the prior year.

Future policy and other policy benefits increased by $178 million to $1.1 billion in the nine months ended September 30, 2017 from $873 million in the prior period, primarily attributable to approximately $320 million of policyholder obligations from our inaugural PRT transaction, partially offset by a favorable change in AmerUs Closed Block fair value liability and a favorable change in the rider reserves. The favorable change in the AmerUs Closed Block fair value liability of $120 million was primarily driven by higher unrealized gains in the prior year primarily due to the decrease in U.S. treasury rates and earnings on the block of business. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block. The favorable change in rider reserves of $65 million was primarily driven by a decrease related to our annual unlocking of assumptions of $84 million and favorable impacts related to improved equity market performance compared to the prior period resulting in increased index credits to policyholder accounts, which lowered the amount needed to fund the rider reserve. The favorable change in rider reserves was partially offset by growth in the block of business, higher gross profits and an increase related to the net change in FIA derivatives. Unlocking in 2017 was unfavorable $49 million related to impacts of the net investment earned rate and mortality assumptions, while 2016 unlocking impacts were unfavorable by $133 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

DAC, DSI and VOBA amortization increased by $64 million to $293 million in the nine months ended September 30, 2017 from $229 million in the prior period, primarily due to the favorable net change in FIA derivatives and growth in the DAC asset balance related to block growth, partially offset by $54 million favorable change in unlocking of assumptions as well as favorable impacts related to improved equity market performance. Unlocking in 2017 was favorable $16 million primarily related to impacts of the net investment earned rate and mortality assumptions, while the 2016 unlocking impacts were unfavorable by $38 million.

Dividends to policyholders increased by $64 million to $129 million in the nine months ended September 30, 2017 from $65 million in the prior period, primarily attributed to higher Germany dividends to policyholders due to a timing difference in the recognition of participating income under US GAAP compared to German GAAP.

Policy and other operating expenses increased by $32 million to $479 million in 2017 from $447 million in 2016, primarily attributed to higher integration, restructuring and other non-operating expenses mainly due to Germany restructuring costs, partially offset by lower stock compensation due to the expense resulting from the accelerated vesting of shares in the prior year. The remaining increase was primarily attributed to growing our business and expanding our distribution channels.

Taxes

Income tax expense increased by $126 million to $53 million in nine months ended September 30, 2017 from a benefit of $73 million in the prior period. The increase was primarily driven by a release of a deferred tax valuation allowance of $102 million in third quarter of 2016 and the increase in income subject to U.S. income taxes of $87 million, or approximately $31 million of tax based on a 35% U.S. statutory rate, partially offset by a Germany income tax benefit in 2017.

Our effective tax rates were 5% in nine months ended September 30, 2017 and (22)% in the prior period. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Results of Operations by Segment

The following summarizes our operating income, net of tax by segment:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2017	2016	2017	2016
Operating income, net of tax by segment
Retirement Services	$244	$142	$786	$535
Corporate and Other	(13)	(25)	(9)	(87)
Operating income, net of tax	$231	$117	$777	$448

Retirement Services operating ROE excluding AOCI	18.5%	13.0%	21.3%	16.8%

Retirement Services

Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure MYGAs, FIAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and PRT obligations, are included in our Retirement Services segment.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Operating Income, Net of Tax

Operating income, net of tax increased by $102 million, or 72%, to $244 million in the three months ended September 30, 2017, from $142 million in the prior period. Operating income, net of tax, excluding notable items was $250 million, an increase of $63 million, or 34%, over the prior year. Operating ROE excluding AOCI was 18.5%, up from 13.0% in the prior period. The increase in operating income, net of tax excluding notable items was primarily driven by higher fixed and other investment income, partially offset by lower alternative investment income.

Net investment income increased $57 million driven by higher fixed income and other investment income, partially offset by lower alternative investment income. Fixed income and other investment income increased primarily attributed to earnings from growth in invested assets of $6.4 billion and higher short-term interest rates resulting in higher floating rate investment income. Alternative investment income decreased primarily due to the prior year benefiting from higher credit fund income due to more favorable credit spread tightening.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Notable items for the quarter included unlocking and out of period actuarial adjustments of $13 million. Our annual unlocking of assumptions resulted in an increase to other liability costs of $20 million compared to an increase of $158 million in prior year. Unlocking in the third quarter of 2017 related to impacts of the net investment earned rate and mortality assumptions, while 2016 related to a decrease in the projected net investment earned rates and lower projected lapse rate assumptions. The tax effect of these notable items for the quarter was $1 million compared to $11 million in the prior year. Additionally, in 2016 we recognized a $102 million deferred tax valuation allowance release.

Investment Margin on Deferred Annuities

	Three months ended September 30,
	2017	2016
Net investment earned rate	4.64%	4.75%
Cost of crediting	1.88%	1.96%
Investment margin on deferred annuities	2.76%	2.79%

Investment margin on deferred annuities decreased by 3 basis points to 2.76% in the three months ended September 30, 2017, from 2.79% in the prior period. The decrease in the investment margin on deferred annuities was driven by the decrease in net investment earned rate of 11 basis points, partially offset by a favorable decrease in cost of crediting of 8 basis points.

Net investment earned rate decreased due to the decrease in alternative investment net investment earned rate, partially offset by the increase in fixed income and other investment income earned rate. The fixed income and other net investment earned rate increased in the three months ended September 30, 2017, to 4.44% from 4.36% in the prior period primarily attributed to higher short-term interest rates resulting in higher floating rate investment income and higher cash balances during the three months ended September 30, 2016. The alternative investments net investments earned rate decreased to 9.79% in the three months ended September 30, 2017, from 14.26% in the prior period primarily attributed to the prior year benefiting from higher credit fund income due to more favorable credit spread tightening. The net investment earned rates continue to reflect impacts of holding approximately 28% of total invested assets in floating rate investments and 2% of invested assets in cash holdings to opportunistically capitalize on market dislocations.

Cost of crediting on deferred annuities decreased by 8 basis points to 1.88% in the three months ended September 30, 2017, from 1.96% in the prior period. The decrease in cost of crediting was driven by recent rate actions and lower option costs. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Operating Income, Net of Tax

Operating income, net of tax increased by $251 million, or 47%, to $786 million in the nine months ended September 30, 2017, from $535 million in the prior period. Operating ROE excluding AOCI was 21.3%, up from 16.8% in the prior period. The increase in operating income, net of tax, was primarily driven by an increase in net investment income and lower other liability costs, partially offset by higher cost of crediting.

Net investment income increased $257 million driven primarily by earnings from growth in invested assets of $6.4 billion attributed to a strong increase in deposits over the prior twelve months, higher short-term interest rates resulting in higher floating rate investment income and proceeds on the recovery of a bond previously written down, partially offset by lower bond call income.

Other liability costs decreased $139 million driven by unlocking and favorable impacts related to improved equity market performance, partially offset by growth in the block of business and higher gross profits. Our annual unlocking of assumptions resulted in an increase to other liability costs of $20 million compared to an increase of $158 million in prior year. Unlocking in 2017 related to impacts of the net investment earned rate and mortality assumptions, while 2016 related to a decrease in the projected net investment earned rates and lower projected lapse rate assumptions. Additionally, in 2016 we recognized a $102 million deferred tax valuation allowance release.

Cost of crediting increased $40 million driven by growth in our deferred annuity block of business which was partially offset by recent rate actions and lower option costs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Nine months ended September 30,
	2017	2016
Net investment earned rate	4.75%	4.64%
Cost of crediting	1.89%	1.97%
Investment margin on deferred annuities	2.86%	2.67%

Investment margin on deferred annuities increased by 19 basis points to 2.86% in nine months ended September 30, 2017, from 2.67% in the prior period. The increase in the investment margin on deferred annuities was driven by the increase in net investment earned rate of 11 basis points, showing strength in our investment portfolio, and a favorable decrease in cost of crediting of 8 basis points.

Net investment earned rate increased due to the increase in fixed income and other investment income earned rate. The fixed income and other net investment earned rate increased in the nine months ended September 30, 2017, to 4.50% from 4.38% in the prior period primarily attributed to higher short-term interest rates resulting in higher floating rate investment income, higher cash balances during the prior year and the proceeds from a bond previously written down, partially offset by lower bond call income. The alternative investments net investments earned rate remained consistent with prior year, 10.86% compared to 10.85% in the prior period, as higher income from our investment in AmeriHome was offset by lower credit fund income. The net investment earned rates continue to reflect impacts of holding approximately 28% of total invested assets in floating rate investments and 2% of invested assets in cash holdings to opportunistically capitalize on market dislocations.

Cost of crediting on deferred annuities decreased by 8 basis points to 1.89% in nine months ended September 30, 2017, from 1.97% in the prior period. The decrease in cost of crediting was driven by recent rate actions and lower option costs. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities and our German operations, which is primarily comprised of participating long-duration savings products. In addition to our German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Operating Income (Loss), Net of Tax

Operating loss, net of tax decreased by $12 million to $13 million in the three months ended September 30, 2017, from $25 million in the prior period. In the third quarter 2017, our German operation had an operating loss of $17 million, primarily driven by policyholder dividends related to a timing difference in recognition of participating income under U.S. GAAP compared to German GAAP. Operating income, net of tax excluding this notable item was $4 million, compared to a loss of $18 million in the prior year, excluding $7 million operating loss from our German operation. The increase in operating income, net of tax excluding this item was driven by alternative investment losses in the prior year resulting from a decline in the market value of public equity positions in one of our funds, partially offset by the prior year benefiting from higher credit fund income due to more favorable credit spread tightening.

Operating loss, net of tax decreased by $78 million to $9 million in the nine months ended September 30, 2017, from $87 million in the prior period. The decrease in operating loss, net of tax, was mainly driven by alternative investment losses in the prior year resulting from a decline in the market value of public equity positions in one of our funds, a decline in energy markets in the prior year, and higher CMBS fund income in the prior year. The higher alternative investment income was partially offset by a $28 million operating loss from our German operations, a decline of $27 million from the prior year, primarily driven by unfavorable policyholder dividends due to timing difference in the recognition of participating income under US GAAP compared to German GAAP.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $81.2 billion and $72.4 billion as of September 30, 2017 and December 31, 2016, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio, excluding investments of our German subsidiary, are managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing Athene’s portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $78.8 billion and $71.8 billion as of September 30, 2017 and December 31, 2016, respectively. AAM manages, directly and indirectly, approximately $73.1 billion and AAME and affiliates sub-advises approximately $5.4 billion, which in the aggregate constitute the vast majority of our investment portfolio as of September 30, 2017, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

Our asset portfolio is managed within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer's ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
Fixed maturity securities	$58,516	72.2%	$52,033	71.8%
Equity securities	318	0.4%	353	0.5%
Trading securities, at fair value	2,709	3.3%	2,581	3.6%
Mortgage loans, net of allowances	6,445	7.9%	5,470	7.5%
Investment funds	747	0.9%	689	1.0%
Policy loans	571	0.7%	602	0.8%
Funds withheld at interest	6,964	8.6%	6,538	9.0%
Derivative assets	1,982	2.4%	1,370	1.9%
Real estate	621	0.8%	542	0.7%
Short-term investments	108	0.1%	189	0.3%
Other investments	77	0.1%	81	0.1%
Total investments	79,058	97.4%	70,448	97.2%
Investment in related parties
AFS securities at fair value
Fixed maturity securities	409	0.5%	335	0.5%
Equity securities	—	—%	20	—%
Trading securities, at fair value	140	0.2%	195	0.3%
Investment funds	1,330	1.6%	1,198	1.7%
Short-term investments	8	—%	—	—%
Other investments	238	0.3%	237	0.3%
Total related party investments	2,125	2.6%	1,985	2.8%
Total investments, including related party	$81,183	100.0%	$72,433	100.0%

The increase in our total investments, including related parties, as of September 30, 2017 of $8.8 billion compared to December 31, 2016 was driven by strong growth in deposits, unrealized gains on AFS securities including related parties, an increase in derivative assets and reinvestment of earnings. The strong growth in deposits was attributed to $8.0 billion of organic growth for the nine months ended September 30, 2017, partially offset by liability outflows. Unrealized gains on AFS securities including related parties were $1.5 billion attributed to credit spreads tightening and U.S. treasury rates declining in the nine months ended September 30, 2017. Derivative assets increased by $612 million primarily attributed to an increase in equity markets during 2017 as the S&P 500 index increased by 12.5%.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including real estate and other real assets funds, credit funds, private equity funds and hedge funds. We currently target investments that are fixed-income-like or income producing and that have embedded downside protection. We also prefer investment funds that have a high degree of co-investment, have a stated maturity value or have reduced volatility versus pure equity. A majority of our investments in traditional private equity investments and hedge funds are a result of the acquisition of Aviva USA, which had existing private equity and hedge fund investment portfolios at the time of acquisition. We also acquired certain investment funds from AAA Investor (which are classified as private equity investments and consolidated VIEs) as a one-time capital contribution by our largest shareholder in advance of the Aviva USA acquisition. With respect to investment fund portfolios that we receive in these transactions, we actively reinvest these investments in our preferred credit-oriented strategies over time as we liquidate these holdings.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$(2)	$58	0.1%
U.S. state, municipal and political subdivisions	993	153	(1)	1,145	1.9%
Foreign governments	2,515	90	(16)	2,589	4.4%
Corporate	33,115	1,520	(177)	34,458	58.2%
CLO	4,963	47	(14)	4,996	8.4%
ABS	3,885	57	(42)	3,900	6.6%
CMBS	1,849	54	(13)	1,890	3.2%
RMBS	8,838	650	(8)	9,480	16.0%
Total fixed maturity securities	56,217	2,572	(273)	58,516	98.8%
Equity securities	262	57	(1)	318	0.5%
Total AFS securities	56,479	2,629	(274)	58,834	99.3%
Fixed maturity securities – related parties
CLO	352	4	—	356	0.6%
ABS	52	1	—	53	0.1%
Total fixed maturity securities – related party	404	5	—	409	0.7%
Equity securities – related party	—	—	—	—	—%
Total AFS securities – related parties	404	5	—	409	0.7%
Total AFS securities, including related parties	$56,883	$2,634	$(274)	$59,243	100.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2016
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	0.1%
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	2.2%
Foreign governments	2,098	143	(6)	2,235	4.2%
Corporate	29,433	901	(314)	30,020	57.0%
CLO	4,950	14	(142)	4,822	9.1%
ABS	2,980	25	(69)	2,936	5.6%
CMBS	1,835	38	(26)	1,847	3.5%
RMBS	8,731	313	(71)	8,973	17.0%
Total fixed maturity securities	51,110	1,552	(629)	52,033	98.7%
Equity securities	319	35	(1)	353	0.7%
Total AFS securities	51,429	1,587	(630)	52,386	99.4%
Fixed maturity securities – related parties
CLO	284	1	(6)	279	0.5%
ABS	57	—	(1)	56	0.1%
Total fixed maturity securities – related party	341	1	(7)	335	0.6%
Equity securities – related party	20	—	—	20	—%
Total AFS securities - related parties	361	1	(7)	355	0.6%
Total AFS securities, including related parties	$51,790	$1,588	$(637)	$52,741	100.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$11,469	19.5%	$10,645	20.3%
Financial	10,955	18.6%	9,156	17.5%
Utilities	7,705	13.1%	6,588	12.6%
Communication	2,556	4.3%	2,235	4.3%
Transportation	1,773	3.0%	1,396	2.7%
Total corporate	34,458	58.5%	30,020	57.4%
Other government-related securities
U.S. state, municipal and political subdivisions	1,145	1.9%	1,140	2.2%
Foreign governments	2,589	4.4%	2,235	4.3%
U.S. government and agencies	58	0.1%	60	0.1%
Total non-structured securities	38,250	64.9%	33,455	64.0%
Structured securities
CLO	5,352	9.1%	5,101	9.7%
ABS	3,953	6.7%	2,992	5.7%
CMBS	1,890	3.2%	1,847	3.5%
RMBS
Agency	93	0.2%	112	0.2%
Non-agency	9,387	15.9%	8,861	16.9%
Total structured securities	20,675	35.1%	18,913	36.0%
Total fixed maturity securities, including related parties	$58,925	100.0%	$52,368	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial, and technology.

The fair value of our total fixed maturity securities, including related parties, was $58.9 billion and $52.4 billion as of September 30, 2017 and December 31, 2016, respectively. The increase was driven by strong growth in deposits over liability outflows, unrealized gains on AFS securities including related parties due to credit spreads tightening and U.S. treasury rates declining in the nine months ended September 30, 2017 and reinvestment of earnings.

The Securities Valuation Office (SVO) of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement Blank. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. With important exceptions discussed below, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC designation	NRSRO equivalent rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC
6	CC and lower

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par, regardless of an investor’s carrying value. In effect, the NRSRO rating assumes that the holder is the original purchaser at par. In contrast, the SVO’s loan-backed and structured securities (LBaSS) methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. Because the NAIC's methodology explicitly considers amortized cost and the likelihood of recovery of our investment, we view the NAIC's methodology as the most appropriate way to view our fixed maturity portfolio for purposes of evaluating credit quality since a large portion of our holdings were purchased and are carried at significant discounts to par.

Specific to LBaSS, the SVO has developed a ratings process and provides instruction on both modeled and non-modeled LBaSS. The modeled LBaSS process is specific to the RMBS and CMBS asset classes. In order to establish ratings at the individual security level, the SVO obtains loan-level analysis of each RMBS and CMBS using a selected vendor’s proprietary financial model. The SVO ensures that the vendor has extensive internal quality-control processes in place and the SVO conducts its own quality-control checks of the selected vendor’s valuation process. The SVO has retained the services of Blackrock to model RMBS and CMBS owned by U.S. insurers for all years presented herein. Blackrock provides five prices (breakpoints), based on each U.S. insurer's statutory book value price, to utilize in determining the NAIC designation for each modeled LBaSS. For non-modeled LBaSS (including ABS and CLOs) with the initial designation of NAIC 1 or NAIC 6, the designation remains the same through the life of the security. For non-modeled LBaSS with the initial designation of NAIC 2 through NAIC 5, the selected vendors are not utilized and the NAIC designations are set using a standardized table of breakpoints provided by the SVO for application to the insurer’s statutory book value price. The NAIC designation determines the associated level of RBC that an insurer is required to hold for modeled LBaSS owned by the insurer. In general, under both the modeled and non-modeled LBaSS processes, the larger the discount to par value, the stronger the NAIC designation the LBaSS will have.

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our German operations applying NRSRO ratings to map to NAIC designations as noted above) is as follows:

	September 30, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$30,520	$31,930	54.2%	$29,477	$30,211	57.7%
2	22,212	23,063	39.1%	18,348	18,617	35.5%
Total investment grade	52,732	54,993	93.3%	47,825	48,828	93.2%
3	3,014	3,077	5.2%	2,871	2,812	5.4%
4	750	731	1.3%	647	622	1.2%
5	78	75	0.1%	87	82	0.2%
6	47	49	0.1%	21	24	—%
Total below investment grade	3,889	3,932	6.7%	3,626	3,540	6.8%
Total fixed maturity securities, including related parties	$56,621	$58,925	100.0%	$51,451	$52,368	100.0%

Substantially all of our AFS fixed maturity portfolio, 93.3% and 93.2% as of September 30, 2017 and December 31, 2016, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$20,451	34.7%	$18,791	35.9%
BBB	21,897	37.2%	18,002	34.4%
Non-rated[1]	6,671	11.3%	5,650	10.8%
Total investment grade	49,019	83.2%	42,443	81.1%
BB	3,094	5.2%	3,286	6.3%
B	1,278	2.2%	1,372	2.6%
CCC	2,624	4.4%	2,374	4.5%
CC and lower	2,274	3.9%	2,404	4.6%
Non-rated[1]	636	1.1%	489	0.9%
Total below investment grade	9,906	16.8%	9,925	18.9%
Total fixed maturity securities, including related parties	$58,925	100.0%	$52,368	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security's respective NAIC designation.

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

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 16.8% and 18.9% as of September 30, 2017 and December 31, 2016, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of September 30, 2017 and December 31, 2016, the non-rated securities shown above were comprised of 41% and 43%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 43% and 44%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of September 30, 2017 and December 31, 2016, 91% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.
Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, student loans, insurance-linked securities, and corporate debt. These holdings were $4.0 billion and $3.0 billion as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, our ABS portfolio included approximately $3.6 billion (92% of the total) and $2.7 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while approximately $3.5 billion (87% of the total) and $2.5 billion (85% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.4 billion and $5.1 billion as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, our CLO portfolio included approximately $4.5 billion (84% of the total) and $4.2 billion (83% of the total), respectively, of securities that are considered investment grade based on NAIC designations while approximately $4.6 billion (86% of the total) and $4.2 billion (82% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $1.9 billion and $1.8 billion as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, our CMBS portfolio included approximately $1.8 billion (97% of the total) and $1.8 billion (97% of the total), respectively, of securities that are considered investment grade based on NAIC designations while approximately $1.3 billion (68% of the total) and $1.1 billion (60% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which in general results in investment grade ratings by the NAIC given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our cost. These holdings were $9.5 billion and $9.0 billion as of September 30, 2017 and December 31, 2016, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,928	94.2%	$8,652	96.4%
2	238	2.5%	140	1.6%
Total investment grade	9,166	96.7%	8,792	98.0%
3	187	2.0%	96	1.1%
4	76	0.8%	29	0.3%
5	40	0.4%	54	0.6%
6	11	0.1%	2	—%
Total below investment grade	314	3.3%	181	2.0%
Total RMBS	$9,480	100.0%	$8,973	100.0%

NRSRO rating agency designation
AAA/AA/A	$273	2.9%	$345	3.8%
BBB	347	3.7%	245	2.7%
Non-rated[1]	2,974	31.3%	2,638	29.5%
Total investment grade	3,594	37.9%	3,228	36.0%
BB	450	4.7%	419	4.7%
B	500	5.3%	567	6.3%
CCC	2,520	26.6%	2,280	25.4%
CC and lower	2,268	23.9%	2,395	26.7%
Non-rated[1]	148	1.6%	84	0.9%
Total below investment grade	5,886	62.1%	5,745	64.0%
Total RMBS	$9,480	100.0%	$8,973	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security's respective NAIC designations.

A significant majority of our RMBS portfolio, 96.7% and 98.0% as of September 30, 2017 and December 31, 2016, respectively, was invested in assets considered investment grade by the NAIC, with a NAIC designation of 1 or 2. As NRSRO ratings are focused on the likelihood of recovery of all contractual payments including principal at par, instead of the recovery of the amortized cost, the portion considered investment grade by NRSRO rating agencies of 37.9% and 36.0% as of September 30, 2017 and December 31, 2016, respectively, were lower than the NAIC designations. As we focus on acquiring RMBS assets with attractive entry prices, some of these assets have experienced deterioration in credit quality since their issuance and the vast majority of our purchases of such assets occurred after such deterioration at a discount to par value resulting in a statutory book price that yields an investment grade NAIC designation. As a result of deterioration in credit quality since issuance, these securities are generally considered below investment grade based on NRSRO methodologies. As a result, we have a significant difference in the number of securities considered below investment grade when evaluated under the NRSRO methodologies when compared with the designations evaluated under the NAIC methodology.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of September 30, 2017, our fixed maturity securities, including related parties, had a fair value of $58.9 billion, which was approximately 4.1% above amortized cost of $56.6 billion. As of December 31, 2016, our fixed maturity securities, including related parties, had a fair value of $52.4 billion, which was approximately 1.8% above amortized cost of $51.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC designations:

	September 30, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$5,026	$(127)	$4,899	97.5%	$31,930	(0.4)%
2	3,660	(85)	3,575	97.7%	23,063	(0.4)%
Total investment grade	8,686	(212)	8,474	97.6%	54,993	(0.4)%
3	921	(21)	900	97.7%	3,077	(0.7)%
4	389	(35)	354	91.0%	731	(4.8)%
5	33	(4)	29	87.9%	75	(5.3)%
6	12	(1)	11	91.7%	49	(2.0)%
Total below investment grade	1,355	(61)	1,294	95.5%	3,932	(1.6)%
Total	$10,041	$(273)	$9,768	97.3%	$58,925	(0.5)%

	December 31, 2016
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$8,805	$(272)	$8,533	96.9%	$30,211	(0.9)%
2	6,156	(220)	5,936	96.4%	18,617	(1.2)%
Total investment grade	14,961	(492)	14,469	96.7%	48,828	(1.0)%
3	1,769	(103)	1,666	94.2%	2,812	(3.7)%
4	329	(35)	294	89.4%	622	(5.6)%
5	34	(6)	28	82.4%	82	(7.3)%
6	1	—	1	100.0%	24	—%
Total below investment grade	2,133	(144)	1,989	93.2%	3,540	(4.1)%
Total	$17,094	$(636)	$16,458	96.3%	$52,368	(1.2)%

The gross unrealized losses on AFS fixed maturity securities, including related parties, were $273 million and $636 million as of September 30, 2017 and December 31, 2016, respectively. The decrease in unrealized losses was driven by credit spreads tightening and U.S. treasury rates declining during nine months ended September 30, 2017, resulting in an increase in unrealized gains.

As of September 30, 2017 and December 31, 2016, we held $4.1 billion and $3.6 billion, respectively, in energy sector fixed maturity securities, or 7% of the total fixed maturity securities in both periods, including related parties for each period. The gross unrealized capital losses on these securities were $35 million and $73 million, or 13% and 11% of the total unrealized losses, respectively.

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

During the nine months ended September 30, 2017, we recorded $25 million of OTTI losses comprised of $13 million related to corporate fixed maturities, $5 million related to mortgage loans, $3 million related to real estate, $1 million related to ABS, $1 million related to CMBS, $1 million related to equity securities and $1 million related to RMBS. Of the OTTI losses recognized during nine months ended September 30, 2017, $1 million related to the energy sector. During the nine months ended September 30, 2016, we recorded $27 million of OTTI losses comprised of $13 million related to state, municipal and political subdivisions, $6 million related to corporate fixed maturities, $5 million related to ABS, $2 million related to RMBS and $1 million related to other assets. Of the OTTI losses recognized during 2016, $4 million related to the energy sector. The annualized OTTI losses we have experienced for the nine months ended September 30, 2017 and 2016, translate into 4 basis points and 5 basis points, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities are invested in securities with international exposure. As of each of September 30, 2017 and December 31, 2016, 32% of the carrying value of our fixed maturity securities, including related parties was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	September 30, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$534	$546	2.9%	$510	$516	3.1%
Italy	49	53	0.3%	90	92	0.6%
Spain	224	237	1.2%	175	190	1.1%
Total Portugal, Ireland, Italy, Greece and Spain[1]	807	836	4.4%	775	798	4.8%
Other Europe	7,597	7,847	41.8%	6,336	6,512	39.2%
Total Europe	8,404	8,683	46.2%	7,111	7,310	44.0%
Non-U.S. North America	7,582	7,726	41.1%	7,185	7,105	42.8%
Australia & New Zealand	1,300	1,342	7.1%	1,283	1,304	7.9%
Central & South America	491	521	2.8%	456	467	2.8%
Africa & Middle East	157	163	0.9%	164	167	1.0%
Asia/Pacific	292	300	1.6%	216	218	1.3%
Supranational	53	53	0.3%	26	27	0.2%
Total	$18,279	$18,788	100.0%	$16,441	$16,598	100.0%

1 As of each of March 31, 2017 and December 31, 2016, we had no holdings in Portugal or Greece.

Approximately 90.4% and 89.7% of these securities are investment grade by NAIC designation as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, 8% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our German Group Companies and 18% were invested in other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $836 million and $798 million as of September 30, 2017 and December 31, 2016, respectively, of exposure in these countries, of which $185 million and $237 million, respectively, were a result of investments acquired from the DLD acquisition in 2015.

The effects on our investments in non-U.S. securities as a result of Brexit is unknown at this time, but the effects of Brexit are likely to lead to greater volatility in global financial markets in the near term. As of September 30, 2017, we held United Kingdom and Channel Islands fixed maturity securities of $1.6 billion, or 2.8% of the total fixed maturities including related parties. As of September 30, 2017, these securities were in an unrealized gain position of $47 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Trading Securities

Trading securities, including related parties, were $2.8 billion as of each of September 30, 2017 and December 31, 2016. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$1,340	20.8%	$1,217	22.2%
Retail	1,130	17.5%	1,135	20.7%
Hotels	1,108	17.2%	1,025	18.7%
Industrial	940	14.6%	742	13.6%
Apartment	580	9.0%	616	11.3%
Other commercial [1]	405	6.3%	397	7.3%
Total net mortgage loans	5,503	85.4%	5,132	93.8%
Residential loans	942	14.6%	338	6.2%
Total mortgage loans, net of allowances	$6,445	100.0%	$5,470	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $6.4 billion and $5.5 billion as of September 30, 2017 and December 31, 2016, respectively. This included $1.8 billion and $1.5 billion of mezzanine mortgage loans for the respective periods. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2017, we had $6 million of mortgage loans that were 90 days past due and $1 million in the process of foreclosure. As of December 31, 2016, we had $21 million of mortgage loans that were 90 days past due and $20 million in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of September 30, 2017 and December 31, 2016, we had not recorded any new specific loan valuation allowances and we recorded $5 million and $0 million, respectively, of OTTI through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $2 million as of September 30, 2017 and December 31, 2016, attributable to loans acquired in connection with the acquisition of Aviva USA.

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with the following characteristics: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with debt-like characteristics, or alternatively, investments with reduced volatility when compared to pure equity; and (3) investments including some element of downside protection as compared to a pure directional investment. A significant amount of our current investment funds and VIE holdings are comprised of certain investment funds contributed by the AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the condensed consolidated financial statements, and investment funds we acquired in the Aviva USA acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of September 30, 2017, the assets consisted of $288 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods. At the end of the third quarter of 2016, Norwegian Cruise Line Holdings Ltd. (NCLH) was distributed from CoInvest VI to NCL Athene, LLC (NCL LLC), resulting in the investment being classified as an AFS security with any unrealized gains and losses recognized in AOCI, thereby reducing further volatility in our statement of income from this fund. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion of NCL LLC.

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

The following table illustrates our consolidated VIE positions:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Available-for-sale securities
Equity securities	$173	17.9%	$161	17.5%
Trading securities	195	20.2%	167	18.1%
Investment funds	593	61.5%	573	62.2%
Cash and cash equivalents	1	0.1%	14	1.5%
Other assets	3	0.3%	6	0.7%
Total assets of consolidated VIEs	$965	100.0%	$921	100.0%

Liabilities of consolidated VIEs
Other liabilities	$47	100.0%	$34	100.0%
Total liabilities of consolidated VIEs	$47	100.0%	$34	100.0%

The assets of consolidated VIEs were $965 million and $921 million as of September 30, 2017 and December 31, 2016, respectively. The liabilities of consolidated VIEs were $47 million and $34 million as of September 30, 2017 and December 31, 2016, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$279	10.5%	$268	10.9%
Real estate and other real assets	166	6.2%	118	4.8%
Natural resources	5	0.2%	5	0.2%
Hedge funds	62	2.3%	72	2.9%
Credit funds	235	8.8%	226	9.2%
Total investment funds	747	28.0%	689	28.0%
Investment funds – related parties
Private equity – A-A Mortgage	396	14.8%	343	13.9%
Private equity	176	6.6%	131	5.3%
Real estate and other real assets	245	9.2%	247	10.1%
Natural resources	78	2.9%	49	2.0%
Hedge funds	163	6.1%	192	7.8%
Credit funds	272	10.2%	236	9.6%
Total investment funds – related parties	1,330	49.8%	1,198	48.7%
Investment funds owned by consolidated VIEs
Private equity – MidCap[1]	529	19.8%	524	21.3%
Credit funds	32	1.2%	38	1.6%
Real estate and other real assets	32	1.2%	11	0.4%
Total investment funds owned by consolidated VIEs	593	22.2%	573	23.3%
Total investment funds, including related parties and VIEs	$2,670	100.0%	$2,460	100.0%

[1] MidCap is an underlying investment of one of our consolidated VIE investment funds.

Overall, the total investment funds, including related parties and consolidated VIEs, were $2.7 billion and $2.5 billion as of September 30, 2017 and December 31, 2016, respectively. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rates and equity market risk. Interest rate risk represents the potential for changes in the investment fund's net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund's net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest and equity market risks expose us to potential volatility in our earnings year-over-year related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of September 30, 2017, the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. state, municipal and political subdivisions	$118	1.7%	$118	1.8%
Corporate	2,100	30.2%	1,800	27.6%
CLO	665	9.6%	591	9.0%
ABS	797	11.4%	736	11.3%
CMBS	286	4.1%	292	4.5%
RMBS	1,590	22.8%	1,551	23.7%
Equity securities	28	0.4%	29	0.4%
Mortgage loans	818	11.8%	773	11.8%
Investment funds	372	5.3%	329	5.0%
Derivative assets	63	0.9%	53	0.8%
Short-term investments	7	0.1%	80	1.2%
Cash and cash equivalents	100	1.4%	105	1.6%
Other assets and liabilities	20	0.3%	81	1.3%
Total funds withheld at interest	$6,964	100.0%	$6,538	100.0%

As of September 30, 2017 and December 31, 2016, we held $7.0 billion and $6.5 billion of funds withheld at interest receivables, respectively. Approximately 94.1% and 93.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2017 and December 31, 2016, respectively.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	September 30, 2017				December 31, 2016
(In millions, except percentages)	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total
Corporate	$34,759	$1,713	$36,472	46.3%	$31,000	$1,682	$32,682	45.4%
CLO	5,774	—	5,774	7.3%	5,798	—	5,798	8.1%
Credit	40,533	1,713	42,246	53.6%	36,798	1,682	38,480	53.5%
RMBS	10,696	—	10,696	13.6%	10,619	—	10,619	14.8%
Mortgage loans	7,150	108	7,258	9.2%	6,145	95	6,240	8.7%
CMBS	2,181	—	2,181	2.8%	2,202	—	2,202	3.1%
Real estate held for investment	—	622	622	0.8%	—	542	542	0.8%
Real estate	20,027	730	20,757	26.4%	18,966	637	19,603	27.4%
ABS	4,782	—	4,782	6.1%	3,873	—	3,873	5.4%
Alternative investments	3,441	146	3,587	4.5%	3,297	128	3,425	4.8%
State, municipal, political subdivisions and foreign government	1,335	2,357	3,692	4.7%	1,387	1,936	3,323	4.6%
Equity securities	241	70	311	0.4%	199	185	384	0.5%
Unit linked assets	—	405	405	0.5%	—	363	363	0.5%
Short-term investments	85	—	85	0.1%	250	—	250	0.3%
U.S. government and agencies	29	31	60	0.1%	32	27	59	0.1%
Other investments	9,913	3,009	12,922	16.4%	9,038	2,639	11,677	16.2%
Cash and equivalents	1,680	229	1,909	2.4%	1,111	111	1,222	1.7%
Policy loans and other	738	232	970	1.2%	631	221	852	1.2%
Total invested assets	$72,891	$5,913	$78,804	100.0%	$66,544	$5,290	$71,834	100.0%

[1] Refer to Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $78.8 billion and $71.8 billion as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, our total invested assets were mainly comprised of 46.3% of corporate securities, 29.8% of structured securities, 9.2% of mortgage loans and 4.5% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $9.1 billion of private placements, which represented approximately 12% of our total U.S. and Bermuda invested assets. The increase in total invested assets as of September 30, 2017 from December 31, 2016 was primarily driven by strong growth in deposits over liability outflows and reinvestment of earnings.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes our alternative investments:

	September 30, 2017		December 31, 2016
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$797	22.2%	$834	24.3%
Private equity – MidCap	529	14.7%	524	15.3%
Private equity – A-A Mortgage	486	13.6%	417	12.2%
Private equity – other	530	14.8%	519	15.2%
Mortgage and real assets	546	15.2%	470	13.7%
Hedge funds	274	7.6%	311	9.1%
Public equities	236	6.6%	215	6.3%
Natural resources and other real assets	189	5.3%	135	3.9%
Total alternative investments	$3,587	100.0%	$3,425	100.0%

Alternative investments were $3.6 billion and $3.4 billion as of September 30, 2017 and December 31, 2016, respectively, representing 4.5% and 4.8% of our total invested assets portfolio as of September 30, 2017 and December 31, 2016, respectively.

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

Two of our largest alternative investments are in asset originators, MidCap and A-A Mortgage, both of which, from time to time, provide us with access to assets for our investment portfolio. As of September 30, 2017, we held equity positions in MidCap of $529 million. MidCap is a leading originator of senior debt capital in the middle-market with expertise in asset-backed loans, leveraged loans, real estate loans, discount loans and venture loans. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo. As of September 30, 2017, we held an equity position in A-A Mortgage of $486 million. A-A Mortgage has an indirect investment in AmeriHome, which originates RMLs and mortgage servicing rights.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for operating income, net of tax is included in the Consolidated Results of Operations section.

The reconciliation of operating earnings, net of tax excluding notable items to net income available to AHL shareholders is as follows:

	Three months ended September 30,
(In millions)	2017	2016
Operating income, net of tax excluding notable items by segment
Retirement Services operating income, net of tax excluding notable items	$250	$187
Unlocking	(20)	(158)
Actuarial out of period adjustments	13	—
Deferred tax valuation allowance release	—	102
Tax effects of notable items	1	11
Retirement Services notable items	(6)	(45)
Retirement Services operating income, net of tax	244	142

Corporate and Other operating income, net of tax excluding notable items	4	(18)
Germany operating loss, net of tax	(17)	(7)
Corporate and Other operating income, net of tax	(13)	(25)
Operating income, net of tax	231	117
Total non-operating adjustments	43	9
Net income available to AHL shareholders	$274	$126

The reconciliation of AHL shareholders’ equity to AHL shareholders’ equity excluding AOCI included in the ROE excluding AOCI and operating income ROE excluding AOCI is as follows:

(In millions)	September 30, 2017	September 30, 2016
Total AHL shareholders' equity	$8,669	$7,031
Less: AOCI	1,162	920
Total AHL shareholders' equity excluding AOCI	$7,507	$6,111

Retirement Services	$5,371	$4,542
Corporate and Other	2,136	1,569
Total AHL shareholders' equity excluding AOCI	$7,507	$6,111

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(In millions, except percentages)					Dollar	Rate	Dollar	Rate
GAAP net investment income	$820	4.23%	$743	4.20%	$2,427	4.31%	$2,137	4.12%
Reinsurance embedded derivative impacts	40	0.20%	55	0.31%	137	0.25%	144	0.28%
Net VIE earnings	27	0.14%	(13)	(0.07)%	59	0.10%	(43)	(0.08)%
Alternative income gain (loss)	(4)	(0.02)%	(2)	(0.01)%	(11)	(0.02)%	(34)	(0.07)%
Held for trading amortization	(20)	(0.10)%	(6)	(0.03)%	(50)	(0.09)%	(21)	(0.04)%
Total adjustments to arrive at net investment earnings/earned rate	43	0.22%	34	0.20%	135	0.24%	46	0.09%
Total net investment earnings/earned rate	$863	4.45%	$777	4.40%	$2,562	4.55%	$2,183	4.21%

Retirement Services	$811	4.64%	$754	4.75%	$2,412	4.75%	$2,155	4.64%
Corporate and Other	52	2.72%	23	1.26%	150	2.71%	28	0.53%
Total net investment earnings/earned rate	$863	4.45%	$777	4.40%	$2,562	4.55%	$2,183	4.21%

Retirement Services average invested assets	$69,868		$63,641		$67,722		$62,009
Corporate and Other average invested assets	7,673		7,089		7,398		7,120
Consolidated average invested assets	$77,541		$70,730		$75,120		$69,129

The reconciliation of interest sensitive contract benefits to Retirement Services' cost of crediting on deferred annuities, and the respective rates, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$621	4.35%	$491	3.72%	$1,866	4.43%	$1,081	2.83%
Interest credited other than deferred annuities	(41)	(0.29)%	(34)	(0.26)%	(109)	(0.26)%	(91)	(0.24)%
FIA option costs	154	1.08%	141	1.07%	448	1.08%	416	1.08%
Product charges (strategy fees)	(19)	(0.13)%	(14)	(0.11)%	(53)	(0.13)%	(38)	(0.10)%
Reinsurance embedded derivative impacts	9	0.06%	8	0.06%	27	0.06%	21	0.05%
Change in fair value of embedded derivatives – FIAs	(464)	(3.25)%	(326)	(2.47)%	(1,397)	(3.32)%	(669)	(1.74)%
Negative VOBA amortization	8	0.06%	12	0.09%	30	0.07%	36	0.09%
Unit linked change in reserves	—	—%	(20)	(0.15)%	(17)	(0.04)%	(1)	—%
Other changes in interest sensitive contract liabilities	—	—%	1	0.01%	—	—%	—	—%
Total adjustments to arrive at cost of crediting on deferred annuities	(353)	(2.47)%	(232)	(1.76)%	(1,071)	(2.54)%	(326)	(0.86)%
Retirement Services cost of crediting on deferred annuities	$268	1.88%	$259	1.96%	$795	1.89%	$755	1.97%

Average account value	$57,050		$52,739		$56,102		$51,183

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	September 30, 2017	December 31, 2016
Total investments, including related parties	$81,183	$72,433
Derivative assets	(1,982)	(1,370)
Cash and cash equivalents (including restricted cash)	3,707	2,502
Accrued investment income	626	554
Payables for collateral on derivatives	(1,896)	(1,383)
Reinsurance funds withheld and modified coinsurance	(537)	(414)
VIE assets, liabilities and noncontrolling interest	918	886
AFS unrealized (gain) loss	(2,594)	(1,030)
Ceded policy loans	(325)	(344)
Net investment receivables (payables)	(296)	—
Total adjustments to arrive at invested assets	(2,379)	(599)
Total invested assets	$78,804	$71,834

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	September 30, 2017	December 31, 2016
Investment funds, including related parties and VIEs	$2,670	$2,460
CLO equities included in trading securities	194	260
Investment funds within funds withheld at interest	372	329
Royalties, other assets included in other investments and other assets	77	81
Net assets of the VIE, excluding investment funds	274	295
Total adjustments to arrive at alternative investments	917	965
Alternative investments	$3,587	$3,425

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	September 30, 2017	December 31, 2016
Total liabilities	$87,392	$79,840
Derivative liabilities	(92)	(40)
Payables for collateral on derivatives	(1,896)	(1,383)
Funds withheld liability	(394)	(380)
Other liabilities	(1,024)	(688)
Liabilities of consolidated VIEs	(47)	(34)
Reinsurance ceded receivables	(5,768)	(6,001)
Policy loans ceded	(325)	(344)
Other	4	4
Total adjustments to arrive at reserve liabilities	(9,542)	(8,866)
Total reserve liabilities	$77,850	$70,974

Liquidity and Capital Resources

There are two forms of liquidity relevant to our business, funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to our ability to liquidate or rebalance our balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of September 30, 2017 was approximately $48.7 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which is undrawn as of the date hereof and has a remaining term of approximately three years. In addition, through our membership in the FHLB of Des Moines (FHLBDM) and Indianapolis (FHLBI), we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

We proactively manage our liquidity position to meet cash needs while minimizing adverse impacts on investment returns. We analyze our cash-flow liquidity over the upcoming 12 months by modeling potential demands on liquidity under a variety of scenarios, taking into account the provisions of our policies and contracts in force, our cash flow position, and the volume of cash and readily marketable securities in our portfolio. By policy, we maintain sufficient liquidity not only to meet our cash-flow requirements over the succeeding 12-month period in a moderately severe scenario (for example, a recessionary environment), but also to have excess liquidity available to invest into potential investment opportunities created from market dislocations. We also monitor our liquidity profile under more severe scenarios.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of September 30, 2017 and December 31, 2016, approximately 86% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2017 and December 31, 2016, approximately 72% and 73%, respectively, of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2017	2016
Net income	$984	$404
Non-cash revenues and expenses	358	560
Net cash provided by operating activities	1,342	964

Sales, maturities, and repayment of investments	12,724	9,595
Purchases and acquisitions of investments	(17,518)	(11,391)
Other investing activities	292	114
Net cash used in investing activities	(4,502)	(1,682)

Capital contributions	—	1
Deposits on investment-type policies and contracts	7,521	4,189
Withdrawals on investment-type policies and contracts	(3,701)	(3,516)
Net changes of cash collateral posted for derivative transactions	513	254
Consolidated VIE repayment on borrowings	—	(500)
Other financing activities	(54)	139
Net cash provided by financing activities	4,279	567
Effect of exchange rate changes on cash and cash equivalents	30	(2)
Net increase (decrease) in cash and cash equivalents[1]	$1,149	$(153)

[1] Includes cash and cash equivalents of consolidated VIEs

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, and operating expenses. Our operating activities generated cash flows totaling $1.3 billion and $964 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by operating activities for the nine months ended September 30, 2017 compared to 2016 was primarily driven by the increase in net investment income reflecting an increase in our investment portfolio attributed to the strong growth in deposits over the prior twelve months.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $4.5 billion and $1.7 billion for the nine months ended September 30, 2017 and 2016, respectively. The change in cash used in investing activities for the nine months ended September 30, 2017 compared to 2016 was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows as well as the reinvestment of earnings.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $4.3 billion and $567 million for the nine months ended September 30, 2017 and 2016, respectively. The change in cash provided from financing activities for the nine months ended September 30, 2017 was primarily attributed to the increase in deposits over liability outflows, the favorable change in cash collateral posted for derivative transactions and the settling of borrowings of our CMBS VIE funds in the prior year.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Holding Company Liquidity

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations and strategic transactions, such as acquisitions. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations. As of September 30, 2017, AHL had no financial leverage.

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

Subject to these limitations and prior notification to the appropriate regulatory agency, the U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In addition, dividends from U.S. insurance subsidiaries to AHL would result in a 30% withholding tax. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to AHL. Athene Lebensversicherung AG (ALV) and Athene Pensionskasse AG (APK) (the life insurance entities of our German Group Companies) are regulated by BaFin. ALV and APK are restricted as to the payment of dividends pursuant to calculations, which are based upon the analysis of current euro swap rates against existing policyholder guarantees. As of September 30, 2017, ALV and APK did not exceed this threshold and, therefore, no amounts are available for distribution to AHL. As a result, dividends from ALRe are projected to be the primary source of AHL’s liquidity.

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

The maximum distribution permitted by law or contract is not necessarily indicative of our actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the potential imposition of withholding tax and the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best and Fitch, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

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

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and the FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $38 million and $40 million of FHLB common stock as of September 30, 2017 and December 31, 2016, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of September 30, 2017 or December 31, 2016.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2017 and December 31, 2016, we had an aggregate of $623 million and $691 million, respectively, of outstanding FHLB funding agreements. Refer to Note 13 – Commitments and Contingencies to the condensed consolidated financial statements for details of issued funding agreements and related collateral.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member's total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2017, the total maximum borrowings under the FHLBDM facility was limited to $15.4 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of September 30, 2017 we had the ability to draw up to a total of approximately $2 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Capital Resources

As of December 31, 2016 and 2015, our U.S. insurance companies' TAC, as defined by the NAIC, was $1.8 billion and $1.7 billion, respectively, and our ALRe statutory capital as defined by the BMA, was $6.1 billion and $5.7 billion, respectively. As of December 31, 2016 and 2015, our U.S. RBC ratio was 478% and 552%, respectively, and our BSCR ratio was 228% and 323%, respectively, all above our internal targets. The change in our U.S. RBC as of December 31, 2016 compared to December 31, 2015 was primarily driven by our investment of capital to organically grow our retail channel, which increased significantly during 2016. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to ACL. Our TAC was significantly in excess of all regulatory standards and above our internal targets as of September 30, 2017, December 31, 2016 and 2015, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum economic balance sheet (EBS) capital and surplus to meet the Enhanced Capital Requirement (ECR). Effective January 1, 2016, in connection with the implementation of its broader regulatory regime, the BMA integrated the EBS framework into the determination of BSCR. The European Commission has granted the BMA's regulatory regime for reinsurance, group solvency calculation and group supervision full equivalence to Solvency II. Under the EBS framework, ALRe's assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $4.4 billion resulting in a BSCR ratio of 228%, as of December 31, 2016. Although the calculation of the ECR was unchanged from prior year, the BSCR ratios for December 31, 2016 and 2015 are not comparable as the 2015 calculation applied to ALRe's statutory capital and the 2016 calculation now applies to the EBS capital and surplus. Consistent with the previous regime the MRC ratio to be considered solvent by the BMA is 100%. As of September 30, 2017, December 31, 2016 and 2015, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2016 and 2015, our ALRe RBC ratio was 529% and 468%, respectively, both above our internal targets. Our German Group Companies adhere to the regulatory capital requirements set forth by BaFin. Our German Group Companies held the appropriate capital to adhere to these regulatory standards as of December 31, 2016. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position, provides us the opportunity to take advantage of market dislocations as they arise.

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

As of September 30, 2017, there have been no significant changes to contractual obligations since December 31, 2016. See Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report.

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

Assuming a 25 basis points increase in interest rates persists for a 12-month period, the estimated impact to operating income, net of tax, would be an increase of approximately $25 – $30 million. This is driven by an increase in investment income from floating rate assets, offset by DAC, DSI and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions.

There have been no other material changes to our market risk exposures from the market risk exposures previously disclosed in the 2016 Annual Report.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2017, various funds managed by Pacific Investment Management Company, LLC (collectively, PIMCO) brought a declaratory judgment action in the Supreme Court of New York against Wells Fargo seeking to prevent Wells Fargo from paying any portion of the defense costs of the Blackrock Litigation from the trusts at issue in the litigation, and claiming that Wells Fargo, as trustee, breached certain duties to investors. In September 2017, Wells Fargo filed a motion to dismiss the claims brought by PIMCO.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of our investment portfolio and may further affect our ability to issue funding agreements bearing a floating rate of interest

Regulators and law enforcement agencies in the UK and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (BBA) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio and may further adversely affect our ability to issue funding agreements bearing a floating rate of interest. As of September 30, 2017, 28% of our invested assets were floating rate investments, some of which were referenced to LIBOR.

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

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain these products and services to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation involving or against us. In addition, as a result of our acquisitions, we rely on third-party administrators (TPAs) to administer a portion of our annuity contracts, as well as a small amount of legacy life insurance business. We currently rely on these TPAs to administer a number of our policies. Some of our reinsurers also use TPAs to administer business reinsured to them by us. To the extent any of these TPAs do not administer such business appropriately, we may experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions, which could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation against us. Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the Aviva USA life insurance policies reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s life systems that were also converted to and are being administered by the same TPA. As a result of these increased complaints and service-related issues, our U.S. insurance subsidiaries may be subject to increased regulatory scrutiny, including fines and penalties, and policyholder litigation. To date, the New York State Department of Financial Services is in the process of conducting a market conduct examination and the Texas Department of Insurance has notified us that it intends to undertake an enforcement proceeding, in each case, relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by such TPA. Additionally, if any of our TPAs fails to perform in accordance with our standards, we may incur additional costs in connection with finding and retaining new TPAs, which may divert the time and attention of our senior management from our business.

Further, on April 6, 2016, the DOL issued the fiduciary rule which imposes upon third parties who sell annuities within Employee Retirement Income Security Act of 1974 (as amended, ERISA) plans or to individual retirement account (IRA) holders a fiduciary duty to retirement investors. For the year ended December 31, 2016, of our total deposits of $8.8 billion from our organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. The requirements of the fiduciary rule were originally scheduled to begin to be implemented on April 10, 2017, with full implementation on January 1, 2018. The DOL delayed the applicability date of the fiduciary rule for 60-days to June 9, 2017 and, in addition to delaying the applicability date, the DOL adjusted the exemption requirements that apply to sales in the interim period starting June 9, 2017 until the full compliance date of January 1, 2018. On July 6, 2017, the DOL issued a request for information (RFI) regarding the fiduciary rule. The DOL indicated that the information gathered from the responses to the RFI “could form the basis of new exemptions or changes/revisions”. Along with the request for comments about the fiduciary rule and its impact, the DOL asked for commentary regarding the potential impact of extending the January 1, 2018 full compliance date. On August 9, 2017, the DOL submitted to the Office of Management and Budget a proposal to extend the January 1, 2018 full implementation date to July 1, 2019. In order for the extension to become effective, the proposal must be finalized and issued in the Federal Register before January 1, 2018. We are assisting our distribution partners with the interim requirements.

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

U.S. Federal Oversight

The following updates and replaces the third paragraph of the “U.S. Federal Oversight” subsection included within the 2016 Annual Report:

On April 6, 2016, the DOL issued a new regulation more broadly defining the circumstances under which a person is considered to be a fiduciary by reason of giving investment advice or recommendations to an employee benefit plan or a plan’s participants or to IRA holders. In addition to releasing the investment advice regulation, the DOL: (1) issued a new prohibited transaction class exemption, referred to as BICE, to be used in connection with the sale of FIAs or variable annuities, and (2) updated the previously prohibited transaction class exemption 84-24, to be used in connection with the sale of traditional fixed rate annuities. The April 10, 2017 applicability date for the DOL regulation was delayed to June 9, 2017, in response to a memorandum issued to the DOL by President Trump. In addition to delaying the applicability date of the DOL regulation, the DOL revised both exemptions, most notably allowing all annuity products, fixed, FIAs and variable annuities, to rely on an updated version of the prohibited transaction class exemption 84-24 from June 9, 2017 through January 1, 2018, at which time full implementation of the DOL regulation is required. On August 9, 2017, the DOL submitted to the Office of Management and Budget a proposal to extend the January 1, 2018 full implementation date to July 1, 2019. In order for the extension to become effective, the proposal must be finalized and issued in the Federal Register before January 1, 2018. For the year ended December 31, 2016, of our total deposits of approximately $8.8 billion from organic channels, 42% was associated with sales of FIAs to employee benefit plans and IRAs and 14% was associated with traditional fixed annuities sold to employee benefit plans and IRAs. We cannot predict with any certainty the impact of the new regulation and exemptions, but the regulation and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If implemented in its current form, the DOL regulation could have an adverse effect on our ability to write new business. In addition, the NAIC has implemented a working group to update the current Suitability in Annuity Transactions Model Regulation to address the fiduciary standard and the SEC has indicated that it may propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers. The NAIC or SEC rules, if adopted, may affect the distribution of our products. In addition, should the SEC and NAIC rules, if adopted, not align with each other or the finalized DOL regulations, the distribution of our products could be further complicated.

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

Risks Relating to Taxation

The following updates and replaces the similarly named risk factor included in our 2016 Annual Report:

Changes in U.S. tax law might adversely affect us or our shareholders.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been the subject of Congressional discussion and legislative proposals. Legislative proposals relating to the tax treatment of non-U.S. companies have been introduced in the past that could, if enacted, materially affect us. Both the U.S. Congress and President Trump’s administration have indicated a desire to reform the U.S. Internal Revenue Code of 1986, as amended. In November, Chairman Brady (R-TX) of the House Committee on Ways and Means released proposed legislation entitled the Tax Cuts and Jobs Act of 2017 (the Proposed Bill). The Proposed Bill would, if enacted, reduce corporate tax rates to 20%, impose a 20% excise tax on payments made by domestic insurers to related foreign insurers under certain circumstances, and significantly accelerate taxable income and therefore cash tax expense by the imposition of other changes which would impact life insurance companies, among others. Although a reduction in the corporate tax rate would generally have a positive impact on the earnings and cash flow of our U.S. companies, the imposition of the proposed 20% excise tax and other components of the Proposed Bill could, if enacted, add significant expense and have a material adverse effect on our results of operations.

The Proposed Bill also includes proposals that could, if enacted, affect whether AHL or any of its non-U.S. subsidiaries are treated as a “passive foreign investment company” (PFIC) or a “controlled foreign corporation” (CFC). Whether or not the Proposed Bill is enacted, interpretations of U.S. federal income tax law, including those regarding whether a company is engaged in a trade or business (or has a permanent establishment) within the United States or is a PFIC, or whether U.S. persons are required to include in their gross income “subpart F income” or related person insurance income (RPII) of a CFC, are subject to change, possibly on a retroactive basis. Regulations regarding the application of the PFIC rules to insurance companies and regarding RPII are only in proposed form. Whether or not the Proposed Bill is enacted, new regulations or pronouncements interpreting or clarifying the existing proposed regulations may be forthcoming.

It is possible that the Proposed Bill will be amended significantly before passage, that other legislative proposals could emerge in the future or that no tax legislation is enacted in the near future. Such amendments or future proposals could also have an adverse impact on us. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in our Class A common shares or reduce the attractiveness of our products. If any such developments occur, our business, financial condition and results of operation could be materially and adversely affected and could have a material and adverse effect on your investment in our common shares.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended September 30, 2017 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share[1]	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
July 1 – July 31, 2017	232	$49.61	—	$—
August 1 – August 31, 2017	—	$—	—	$—
September 1 – September 30, 2017	290	$52.31	—	$—

[1] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock units or upon the exercise of stock options.

2 As of September 30, 2017, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: November 7, 2017	/s/ Martin P. Klein
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