Form 10-K
period 2017-12-31
Athene Holding Ltd
filed 2018-02-26
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐
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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.7 billion. For purposes of this calculation, we define affiliates as directors, executive officers and shareholders possessing greater than 10% of our aggregate voting power. Class M common shares are excluded from this calculation.

The number of shares of each class of our common stock outstanding is set forth in the table below, as of January 31, 2018:

Class A common shares	142,449,265	Class M-2 common shares	851,103
Class B common shares	47,421,940	Class M-3 common shares	1,088,000
Class M-1 common shares	3,388,890	Class M-4 common shares	4,701,866

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 Annual General Meeting of Shareholders to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2017.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	206

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this Annual Report on Form 10-K, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, LP
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management, L.P.
AAME	Apollo Asset Management Europe, LLP (together with certain of its affiliates)
ADKG	Athene Deutschland Holding GmbH & Co. KG
AGER	AGER Bermuda Holding Ltd., now known as Athora Holding Ltd.
AHL	Athene Holding Ltd.
ALIC	Athene Life Insurance Company
ALRe	Athene Life Re Ltd.
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, LLC
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

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd., formerly known as AGER Bermuda Holding Ltd.
CoInvest Other	AAA Investments (Other), L.P.
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
DLD	Delta Lloyd Deutschland AG, now known as Athene Deutschland GmbH
DOL	United States Department of Labor
German Group Companies	Athene Deutschland GmbH, Athene Deutschland Holding GmbH & Co. KG, Athene Deutschland Verwaltungs GmbH, Athene Lebensversicherung AG and Athene Pensionskasse AG
London Prime	London Prime Apartments Guernsey Holdings Limited
MidCap	MidCap FinCo Limited
NAIC	National Association of Insurance Commissioners
NCL LLC	NCL Athene, LLC
NYSDFS	New York State Department of Financial Services
Sprint	Apollo Asia Sprint Co-Investment Fund, L.P.
Voya	Voya Financial, Inc.
VIAC	Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the NAIC risk-based capital factors.
AUM	Assets under management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
BEAT	Base Erosion and Anti-Abuse Tax
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

CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, presented on an annualized basis for interim periods
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities and multi-year guaranteed annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
IMA	Investment management agreement
IMO	Independent marketing organization
Invested assets
The sum of (a) total investments on the consolidated balance sheet with AFS securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions)

Investment margin
Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods

Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments

Term or Acronym	Definition
LIMRA	Life Insurance and Market Research Association
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period, presented on an annualized basis for interim periods
Other liability costs
Other liability costs include DAC, DSI and VOBA amortization and change in GLWB and GMDB reserves for all products, the cost of liabilities on products other than deferred annuities including offsets for premiums, product charges and other revenues

OTTI	Other-than-temporary impairment
Overall tax rate	Tax rate including corporate income taxes, the BEAT and excise taxes
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
PRT	Pension risk transfer
RBC	Risk-based capital
Reserve liabilities
The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements

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

As used in this Form 10-K, unless the context otherwise indicates, any reference to “Athene,” “our Company,” “the Company,” “us,” “we” and “our” refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to “AHL” refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (report), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. There can be no assurance that actual developments will be those anticipated by us. In addition, even if our consolidated results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Item 1A. Risk Factors. Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;

•	interest rate fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	changes in relationships with important parties in our product distribution network;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	foreign currency fluctuations;

•	the impact of changes to the creditworthiness of our reinsurance and derivative counterparties;

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

•	the termination by Athene Asset Management, L.P. (AAM) of its investment management agreements with us and limitations on our ability to terminate such arrangements;

•	AAM’s dependence on key executives and inability to attract qualified personnel;

•	increased regulation or scrutiny of alternative investment advisers and certain trading methods;

•
potential changes to regulations affecting, among other things, transactions with our affiliates, the ability of our subsidiaries to make dividend payments or distributions to us, acquisitions by or of us, minimum capitalization and statutory reserve requirements for insurance companies and fiduciary obligations on parties who distribute our products;

•	suspension or revocation of our subsidiaries’ insurance and reinsurance licenses;

•	increases in our tax liability resulting from the Base Erosion and Anti-Abuse Tax (BEAT) or unnecessary, ineffective or counterproductive efforts undertaken to mitigate the cost of the BEAT;

•
improper interpretation or application of Public Law no. 115-97, the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) or subsequent changes to, clarifications of or guidance under the Tax Act that is counter to our interpretation and has retroactive effect;

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

PART I

Item 1. Business

Item 1.    Business

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo Global Management, LLC (Apollo) and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals around the world as well as Apollo’s global asset management infrastructure across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our United States (U.S.) subsidiaries’ headquarters located in Iowa.

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

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations, which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities (MYGA), fixed indexed annuities (FIA), traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our funding agreement activities and our pension risk transfer (PRT) operations are included in our Retirement Services segment. Corporate and Other includes certain other operations related to our corporate activities, including corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. Prior to the deconsolidation of AGER Bermuda Holding Ltd. (AGER) as discussed in greater detail below under –Products–German Products, Corporate and Other included our German operations, which were primarily comprised of participating long-duration savings products. In Corporate and Other we also hold strategic capital in excess of the level of capital we hold in Retirement Services to support our operating strategy. See Note 19 – Segment Information to the consolidated financial statements for additional discussion regarding our segments and related financial information.

We believe we hold a sufficient amount of capital in our Retirement Services segment to support our core operating strategies. This level of capital may fluctuate depending on the mix of both our assets and our liabilities, and reflects the level of capital needed to support or improve our current ratings as well as our risk appetite based on our internal risk models. The level of capital we currently allocate to our Corporate non-reportable segment is our U.S. subsidiaries’ statutory capital in excess of a risk-based capital (RBC) ratio of 400%, as well as the Bermuda capital for ALRe in excess of 400% RBC, when applying National Association of Insurance Commissioners (NAIC) RBC factors (ALRe RBC). See –Regulation–United States–Tax Reform for discussion regarding the impact of tax reform on our allocation of capital. We view this excess as strategic capital, which we expect to deploy for additional organic and inorganic growth opportunities. For example, in December 2017, we entered into a transaction with Voya Financial, Inc. (Voya), pursuant to which we agreed to reinsure approximately $19 billion of fixed annuities. That transaction, which is expected to close in the second or third quarter of 2018, subject to regulatory approval and customary closing conditions, is expected to result in the deployment of approximately $1 billion of excess capital. In January 2018, we issued $1 billion in aggregate principal amount of our 4.125% Senior Notes due 2028 for general corporate purposes, including to replenish our excess capital in a low interest rate environment. We expect to deploy our excess capital in connection with future growth opportunities and further expect our excess capital position to contribute to ratings improvements over time. We manage our capital to levels which we believe would remain consistent with our current ratings in a recessionary environment.

We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the U.S., the lack of tax advantaged alternatives for people trying to save for retirement and expectations of a rising interest rate environment. To date, most of our products sold and acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value and provides protection against investment loss. Our policies often include surrender charges (86% of our deferred annuity products, as of December 31, 2017) or market value adjustments (MVA) (72% of our deferred annuity products, as of December 31, 2017), both of which may increase persistency and protect our ability to meet our obligations to policyholders.

Item 1.    Business

Within our organic channels, we have focused on developing a diverse suite of products that allow us to meet our risk and return profiles, even in today’s low rate environment. Our organic channels currently include: (1) retail, from which we provide retirement solutions to our policyholders primarily through approximately 65 independent marketing organizations (IMOs); (2) flow reinsurance, which provides a diversified channel for us to source long-term liabilities with attractive crediting rates; and (3) institutional, which includes funding agreements and PRT transactions. Our inorganic channel, acquisitions and block reinsurance, contributed significantly to our growth. We believe our internal transaction team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions. We are highly selective in the transactions we pursue, ultimately closing only those that are well aligned with our core competencies and pricing discipline.

We intend to maintain a presence within each of our distribution channels. However, we do not have any market share targets across our organization, which we believe provides us flexibility to respond to changing market conditions in one or more channels and to opportunistically grow liabilities that generate our desired levels of profitability. In a rising interest rate environment, we believe we will be able to profitably increase the volumes generated through our organic channels, while we believe that more challenging market environments give rise to increased growth through our inorganic channel.

Through our efficient corporate structure and operations, we believe we have built a cost-effective platform to support our growth opportunities. We believe our fixed operating cost structure supports our ability to maintain an attractive financial profile across market environments. Additionally, we believe we have designed our platform to be highly scalable and support growth without significant incremental investment in infrastructure, which allows us to scale our business production up or down because of our cost-effective platform. As a result, we believe we will be able to convert a significant portion of our new business spread into adjusted operating income.

Relationship with Apollo

We have a strategic relationship with Apollo which allows us to leverage the scale of its asset management platform. Apollo’s indirect subsidiary, AAM, serves as our investment manager. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. The Apollo Group consists of (1) Apollo,
(2) AAA Guarantor – Athene, L.P. (AAA Investor), (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders and (5) any affiliate of any of the foregoing (except that AHL and its subsidiaries and employees of AHL, its subsidiaries or AAM are not members of the Apollo Group). Members of the Apollo Group are significant owners of our common shares and Apollo employees serve on our board of directors. We expect our strategic relationship with Apollo to continue for the foreseeable future. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Apollo Group controls and is expected to continue to control 45% of the total voting power of AHL and five of our twelve directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer who is a dual employee of both AHL and AAM. Further, our bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions). See Item 1A. Risk Factors–Risks Relating to Investment in Our Class A Common Shares–The interest of the Apollo Group, which controls and is expected to continue to control 45% of the total voting power of AHL and holds a number of the seats on our board of directors, may conflict with those of other shareholders and could make it more difficult for you and other shareholders to influence significant corporate decisions.

Item 1.    Business

Growth Strategy
The key components of our growth strategy are as follows:

•
Expand Our Organic Distribution Channels. We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels. We believe we have the right people, infrastructure and scale to position us for continued growth. We aim to grow our retail channel in the U.S. by deepening our relationships with our approximately 65 IMOs and more than 34,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales.

We expect our retail channel to continue to benefit from our improving credit profile and our product design capabilities, which allow us to provide a competitive suite of products. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, and as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We expect our improving credit profile and growing reputation as a reliable reinsurance counterparty will enable us to attract additional flow reinsurance partners.

We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and pursuing additional PRT transactions. We continue to enhance our capabilities in the PRT channel and view this channel, and the funding agreement channel, as sources of future growth. See –Distribution Channels–Institutional–Pension Risk Transfer for further discussion regarding PRT transactions.

•
Pursue Attractive Inorganic Growth Opportunities. We plan to continue leveraging our expertise in sourcing and evaluating inorganic transactions to grow our business profitably. From our founding through December 31, 2017, we have grown to total assets of $99.7 billion, primarily through acquisitions and block reinsurance transactions. We believe that our demonstrated ability to successfully consummate complex transactions, as well as our relationship with Apollo, provides us with distinct advantages relative to other acquirers and block reinsurance counterparties. Furthermore, our business has achieved sufficient scale to provide meaningful operational synergies for the businesses and blocks of business that we acquire and reinsure, respectively. Consequently, we believe we are often sought out by companies looking to transact in the acquisitions and block reinsurance markets.

For example, in December 2017 a consortium of investors, led by affiliates of Apollo, and certain other investors, agreed to purchase Voya Insurance and Annuity Company (VIAC), including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable Holdings, Inc. (Venerable), that will be the holding company of VIAC. We committed to make a $75 million minority equity investment in VA Capital Company LLC, the holding company of Venerable, and provide financing to Venerable of $150 million, in each case, subject to certain closing adjustments. In connection with these transactions, we agreed to reinsure approximately $19 billion of fixed annuities. These transactions are expected to close in the second or third quarter of 2018 and are subject to regulatory approvals and customary closing conditions.

In furtherance of our strategy of growth through acquisitions and block reinsurance transactions, we routinely review and conduct investigations of potential acquisitions of business or reinsurance of blocks of business, some of which may be material. When we believe a favorable opportunity exists, we seek to enter into discussions with target companies or sellers regarding the possibility of such acquisitions or reinsurance relationships. At any given time, we may be in discussions with one or more counterparties. There can be no assurance that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.

•
Expand Our Product Offering. Our efforts to date have focused on developing and sourcing retirement savings products and we are continuing such efforts by expanding our retail product offerings. In April 2016, we launched our largest new retail product initiative where we: (1) enhanced our most popular accumulation product, Performance Elite, with two new indices, (2) announced a new MYGA product designed for the bank and broker-dealer channel and (3) introduced an income-focused product, Ascent Pro. With the introduction of our new MYGA product and Ascent Pro, our retail channel is now competing in a much broader segment of the overall retirement market. For the twelve months ended December 31, 2017, new MYGA sales in the IMO and financial institution channels were $486 million and Ascent Pro sales were $1.2 billion.

Item 1.    Business

•
Leverage Our Unique Relationship with Apollo and AAM. We intend to continue leveraging our unique relationship with Apollo and AAM to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. For instance, through our relationship with Apollo and AAM, we have indirectly invested in companies including MidCap FinCo Limited (MidCap) and AmeriHome Mortgage Company, LLC (AmeriHome). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Consolidated Investment Portfolio–Alternative Investments for further discussion of MidCap and AmeriHome.

Our relationship with Apollo also allows us to offer creative solutions to insurance companies seeking to restructure their businesses and may enable us source additional volumes of attractively-priced liabilities. For example, the transactions involving Voya described above are expected to provide Voya with a comprehensive solution to its variable annuity exposure, while providing us with a substantial block of fixed annuities, which are well aligned with our core business, without requiring that we acquire Voya’s variable annuity business.

•
Allocate Assets during Market Dislocations. As we have done successfully in the past, we plan to fully capitalize on future market dislocations to opportunistically reposition our portfolio to capture incremental yield. For example, regulatory changes in the wake of the financial crisis have made it more expensive for banks and other traditional lenders to hold certain illiquid and complex assets, notwithstanding the fact that these assets may have prudent credit characteristics. The repressed demand for these asset classes has provided opportunities for investors to acquire high-quality assets that offer attractive returns. For example, we see emerging opportunities as banks retreat from direct mortgage lending, structured and asset-backed products, and middle-market commercial loans. We intend to maintain a flexible approach to asset allocation, which will allow us to act quickly on similar opportunities that may arise in the future across a wide variety of asset types.

•
Maintain Risk Management Discipline. Our risk management strategy is to proactively manage our exposure to risks associated with interest rate duration, credit risk and structural complexity of our invested assets. We address interest rate duration and liquidity risks through managing the duration of the liabilities we source with the assets we acquire, and through asset liability management (ALM) modeling. We assess credit risk by modeling our liquidity and capital under a range of stress scenarios. We manage the risks related to the structural complexity of our invested assets through AAM’s modeling efforts. The goal of our risk management discipline is to be able to continue to grow and achieve profitable results across various market environments.

Products

We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities and includes fixed, payout and PRT annuities. We also offer funding agreements, including those issued to institutional investors and those issued to a special-purpose unaffiliated trust in connection with our funding agreement backed notes (FABN) program.

The following summarizes our total premiums and deposits, comprised of all products deposits, which generally are not included in revenues on the consolidated statements of income, and premiums collected. Premiums and deposits by product, including those assumed through reinsurance and net of those ceded through reinsurance, are as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Annuities
Fixed indexed annuities	$5,480	$5,322	$2,808
Fixed rate annuities	873	3,565	883
Payout annuities	129	128	219
Pension risk transfer annuities	2,188	—	—
Total annuities products	8,670	9,015	3,910
Funding agreements	3,054	—	250
Life and other (excluding German products)	84	31	72
German products	203	212	81
Total premiums and deposits, net of ceded	$12,011	$9,258	$4,313

Reserve liabilities represents our policyholder liability obligations, including liabilities assumed through reinsurance and net of liabilities ceded through reinsurance, and therefore does not correspond to interest sensitive contract liabilities, future policy benefits, dividends payable to policyholders and other policy claims and benefits as disclosed on our consolidated balance sheets. Reserve liabilities includes the reserves related to assumed modified coinsurance (modco) and funds withheld agreements to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions.

Item 1.    Business

The following summarizes our reserve liabilities by product:

	December 31,
(In millions, except percentages)	2017		2016
Annuities
Fixed indexed annuities	$48,431	59.7%	$43,527	61.3%
Fixed rate annuities	13,412	16.5%	13,490	19.0%
Payout annuities	5,216	6.4%	5,443	7.6%
Pension risk transfer annuities	2,252	2.8%	—	—%
Total annuities products	69,311	85.4%	62,460	87.9%
Funding agreements	3,786	4.7%	1,109	1.6%
Life and other (excluding German products)	2,281	2.7%	2,176	3.1%
German products	5,979	7.4%	5,381	7.6%
Intersegment eliminations	(174)	(0.2)%	(152)	(0.2)%
Total reserve liabilities	$81,183	100.0%	$70,974	100.0%

Annuities

We offer deferred and immediate annuities, which are focused on meeting the needs and objectives of people preparing for, approaching or living in retirement. The combination of financial strength, innovative product design and an effective sales strategy enables us to compete successfully in the market and meet the evolving needs of the rapidly growing population of retirees.

Fixed Indexed Annuities

The majority of our reserve liabilities are FIAs. An FIA is a type of insurance contract in which the policyholder makes one or more premium deposits which earn interest at a crediting rate based on a specified market index on a tax deferred basis and is entitled to receive periodic or lump sum payments a specified number of years after the contract is issued. FIAs allow policyholders the possibility of earning such interest without risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Our FIAs include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law, as well as death benefits as required by non-forfeiture regulations. We generally buy options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

The value to the policyholder of an FIA contract is equal to the sum of premiums paid, premium bonuses, if any, and index credits based on the change in the relevant market index, subject to a cap (a maximum rate that may be credited), spread (a credited rate determined by deducting a specific rate from the index return) and/or a participation rate (a credited rate equal to a percentage of the index return), less any fees for riders. Caps on our FIA products generally range from 2% to 5% when measured annually and 0.5% to 2.0% when measured monthly. Participation rates generally range from 25% to 150% of the performance of the applicable market index. Caps, spreads and participation rates can typically be reset no more frequently than annually, and in some instances no more frequently than every two to four years, at the relevant U.S. insurance subsidiary’s discretion, subject to stated policy minimums. Certain riders provide a variety of benefits, such as lifetime income or additional liquidity, for a set charge. As this charge is fixed, the policyholder may lose principal if the index credits received do not exceed the amount of such charge.

We generate income on FIA products by earning an investment margin, which is based on the difference between income earned on the investments supporting the liabilities and the interest credited to customers, and by charging fees for riders. For the year ended December 31, 2017, retail sales of FIA products were $4.9 billion and flow reinsurance of FIA products was $514 million. According to sales information from participating members of LIMRA, for the nine months ended September 30, 2017 (the most recent period that data is currently available), we were the 2nd largest FIA provider in the U.S. based on retail FIA sales. For the year ended December 31, 2016, retail sales of FIA products were $4.5 billion and flow reinsurance of FIA products was $686 million. According to sales information from participating members of LIMRA, for the year ended December 31, 2016, we were the 3rd largest FIA provider in the U.S. based on retail FIA sales and we were the 3rd largest FIA provider based on fixed indexed deferred annuity assets (exclusive of reinsurance).

Item 1.    Business

Fixed Rate Annuities

Fixed rate annuities include annual reset annuities and MYGAs. Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is guaranteed for one year. After such period, we have the ability to change the crediting rate at our discretion once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. On April 11, 2016, we introduced our first MYGA product designed for the financial institutions channel. For the year ended December 31, 2017, we had retail sales of $6 million of annual reset annuities and $487 million of MYGAs, as well as flow reinsurance of $361 million of MYGAs. For the year ended December 31, 2016, we had retail sales of $6 million of annual reset annuities and $772 million of MYGAs, as well as flow reinsurance of $2.8 billion of MYGAs. As of December 31, 2017, crediting rates on outstanding annual reset annuities ranged from 1% to 6% and crediting rates on outstanding MYGAs ranged from 1% to 6%. As of December 31, 2017, 58% of our fixed rate annuities were set at the guaranteed minimum crediting rate.

Income Riders to Fixed Annuity Products

We broadly characterize the income riders on our deferred annuities as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit (GLWB), the amount of which is determined based upon the age of the policyholder when the policy is purchased and when the lifetime income is elected. Riders providing GLWB features permit policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies, which provides policyholders with greater flexibility in the future. Participating income riders tend to have lower levels of guaranteed income but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well.

Income riders, particularly on FIAs, have become very popular among policyholders. LIMRA estimates that 59% of FIA premium for the nine months ended September 30, 2017 (the most recent period that specific market share data is currently available) included an income rider. Much of our in-force block of deferred annuities contains policies with income riders, which were sourced through retail and reinsurance operations as well as acquisitions, such as the substantial block of these policies acquired with Aviva USA Corporation (Aviva USA). Many of our in-force deferred annuities contain policies that provide GLWB. Of the deferred annuities issued through our retail channel or reinsured through our flow reinsurance channel, for the year ended December 31, 2017, 15% contained participating income riders and 18% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or MVA, subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy. For the years ended December 31, 2017, 2016 and 2015, withdrawals on our deferred annuities were $4.5 billion, 4.2 billion and $4.4 billion, respectively. The surrender charge of most of our products is typically between 8% and 15% of the contract value at contract inception and generally decreases by approximately one percentage point per year during the surrender charge period. The surrender charge period of our most popular products ranges from 3 to 15 years. The average surrender charge (excluding the impact of MVAs) is 7.3% for our deferred annuities as of December 31, 2017.

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

Payout Annuities

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

Pension Risk Transfer Annuities

PRT transactions usually involve a single premium group annuity contract issued for discharging certain pension plan liabilities. Our PRT annuities are nonparticipating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. The group annuity benefits may be purchased for current, retired and/or terminated employees covered under terminating or ongoing pension plans. Both immediate and deferred annuities may be purchased by a single premium at issue. There are generally no cash surrender rights, with some exceptions, including certain contracts that include liabilities for cash balance pension plans or lump sums.

Item 1.    Business

Funding Agreements

We focus on opportunistically issuing funding agreements at attractive risk-adjusted funding costs to institutional investors. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. If the interest rate is a floating rate, it may be linked to the London Interbank Offered Rate (LIBOR), the federal funds rate or other major index. See Item 1A. Risk Factors–Risks Relating to Our Business–Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of our investment portfolio and may further affect our ability to issue funding agreements bearing a floating rate of interest.

Life and Other (Excluding German Products)

Life and other products include other retail products, including run-off or ceded business, statutory closed blocks and ceded life insurance.

German Products

Prior to the deconsolidation of AGER discussed below, German products included the annuity, life insurance and unit-linked products managed by the Athene Deutschland GmbH, Athene Deutschland Holding GmbH & Co. KG (ADKG), Athene Deutschland Verwaltungs GmbH, Athene Lebensversicherung AG (ALV) and Athene Pensionskasse AG (APK) (collectively, German Group Companies). The primary German product type was endowment policies, which were traditional German life insurance policies that included legally guaranteed interest, the right of policyholders to participate in certain portions of ALV’s results and a death benefit.

AGER Deconsolidation

We previously determined that in order to fully capitalize on the opportunity presented by the European market, we would need to commit capital at a level in excess of our targeted investment size, which created the need for third party capital to support growth. We, together with Apollo, undertook a process whereby AGER sought to raise capital as part of a private offering of its equity securities in order to pursue expansion opportunities in Europe. In April 2017, in connection with that private offering, AGER entered into subscription agreements with us, certain affiliates of Apollo and a number of other third-party investors pursuant to which AGER secured commitments from such parties to purchase new common shares in AGER (AGER Offering), subject to required regulatory approval and certain other customary closing conditions.

In November 2017, the AGER board of directors approved resolutions authorizing the closing of the AGER Offering (Closing) to occur on January 1, 2018 and approving a capital call from all of the AGER investors, excluding us. In connection with the Closing and the issuance of shares in respect of the capital call, each of which occurred on January 1, 2018, our equity interest in AGER was exchanged for common shares of AGER. As a result, on January 1, 2018, we held 10% of the aggregate voting power of and less than 50% of the economic interest in AGER and, as such, it is thereafter held as an investment rather than a consolidated subsidiary. Two of our employees have been elected to serve on AGER’s board of directors.

In order to align our interests with those of AGER, in connection with the Closing, we entered into a cooperation agreement with AGER, pursuant to which, among other things, (1) we will have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by AGER, (2) AGER’s insurance subsidiaries will be required to purchase certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, (3) we will provide the AGER Group with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) the AGER Group will provide us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom.

Distribution Channels

We have developed four dedicated distribution channels: retail, flow reinsurance, institutional and acquisitions and block reinsurance, which support opportunistic origination across differing market environments and which we believe enable us to achieve stable asset growth while maintaining attractive returns.

Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in fixed annuity products directly from our customers despite today’s low-rate environment. We have developed a suite of retirement savings products, distributed through our network of more than 34,000 independent agents in all 50 states. Sales of fixed annuities were $5.4 billion, $5.3 billion and $2.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We expect that our improving credit profile will continue to allow us to increase our share with existing IMOs and enter into new relationships with regional banks, broker-dealers and other financial institutions, resulting in a potential increase in annual sales at an attractive cost of crediting. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

Item 1.    Business

Flow Reinsurance

Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company or cedant, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (1) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk, (2) stabilize operating results by reducing volatility in the ceding company’s loss experience, (3) assist the ceding company in meeting applicable regulatory requirements and (4) enhance the ceding company’s financial strength and surplus position. In general, annuity reinsurance is executed in the form of either a flow transaction or a block transaction.

We conduct the majority of our reinsurance transactions through our subsidiary, ALRe. Founded on June 9, 2009, ALRe is licensed as a Class E insurer carrying on long-term business in Bermuda; one of the largest reinsurance markets in the world by reserves, with a regulatory regime deemed equivalent to the European Union’s Directive (2009/138/EC) (Solvency II) for commercial insurers. As a fixed annuity reinsurer, ALRe partners with life and annuity insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities ALRe targets to reinsure include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products. ALRe only targets business consistent with our preferred liability characteristics, and as such, reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. For various transaction-related reasons, from time to time, our U.S. insurance subsidiaries, in particular Athene Annuity & Life Assurance Company (AADE), will reinsure business from third-party ceding companies and retrocede a portion of the reinsured business to ALRe. Our flow reinsurance channel generated deposits of $875 million, $3.5 billion, and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

ALRe has been involved in reinsurance and retrocession transactions with 18 third-party cedants. As of December 31, 2017, ALRe had on-going flow reinsurance and retrocession treaties involving seven third-party cedants, each rated A- or better, for a quota share of such cedants’ new deposits, including both FIAs and MYGAs.

Institutional

Funding Agreements

We participate in a FABN program, which is a medium-term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The proceeds of the issuance of notes are used by the trust to acquire a funding agreement from us with matching interest and maturity payment terms. We are also a member of the Federal Home Loan Bank (FHLB) of Des Moines (FHLBDM) and Indianapolis (FHLBI) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. The following represents the aggregate principal amount of funding agreement deposits:

	Years ended December 31,
(In millions)	2017	2016	2015
FABN	$2,750	$—	$250
FHLB	250	—	—
Total funding agreement deposits	$3,000	$—	$250

As of December 31, 2017, we had funding agreements of $3.0 billion outstanding under our FABN program and $573 million outstanding with the FHLB. We have submitted a notice to withdraw our membership in the FHLBI. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Membership in the Federal Home Loan Bank for additional discussion regarding our withdrawal from the FHLBI.

Pension Risk Transfer

Through PRT, we partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees. We have built an experienced team and continue to enhance our capabilities in this channel. We work with advisors, brokers and consultants to source PRT transactions and design solutions that meet the needs of prospective PRT counterparties. We are focused on medium- and large-sized deals where we believe we can be competitive. We entered this channel during 2017 and for the year ended December 31, 2017, PRT generated premiums of $2.3 billion. We believe we have established ourselves as a trusted PRT counterparty and expect that our public company status and improving credit profile will enable us to continue to source and execute PRT transactions.

Item 1.    Business

Acquisitions and Block Reinsurance

Acquisitions

Acquisitions are an important source of growth in our business. We have a proven ability to acquire businesses in complex transactions at terms favorable to us, manage the liabilities that we acquire and reinvest the associated assets. Through December 31, 2017, we have closed four acquisition transactions in the U.S.: Liberty Life Insurance Corporation (Liberty Life), Investors Insurance Corporation, Presidential Life Corporation and Aviva USA; and one international acquisition, Delta Lloyd Deutschland AG (DLD), collectively representing reserve liabilities backed by approximately $65.9 billion in total assets (net of $9.3 billion in assets ceded through reinsurance).

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

We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as our relationship with Apollo provides us with distinct advantages relative to other acquirers.

In general, we seek to reinsure or otherwise dispose of those portions of the target company’s business that we do not wish to retain, if any. Our largest reinsurance agreements ceding the obligations of such businesses are described below.

Global Atlantic Financial Group Limited (Global Atlantic) – As part of our acquisition of Aviva USA, we transferred the risk of substantially all of Aviva USA’s life insurance business by reinsuring such business to subsidiaries of Global Atlantic. A description of the transactions is as follows:

We entered into a 100% coinsurance and assumption agreement with Accordia Life and Annuity Company (Accordia), a subsidiary of Global Atlantic. The agreement covers all open block life insurance business issued by Athene Annuity and Life Company (AAIA), except for enhanced guarantee universal life insurance products. Under the terms of the agreement, Accordia maintains a custody account with assets equal to or greater than an agreed-upon required statutory balance that as of December 31, 2017 was $1.9 billion. The agreement provides separate excess of loss coverage for policy liabilities of AAIA related to the former AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) that are also subject to existing reinsurance through Athene Re IV, a captive reinsurer that is a subsidiary of AAIA. As of December 31, 2017, outstanding obligations ceded pursuant to this arrangement which remained unnovated amounted to $1.5 billion in statutory reserves. We have no continuing contractual obligations with respect to policies that have been novated.

We entered into a 100% coinsurance agreement with Accordia to cede all policy liabilities for the closed block established in connection with the demutualization of Indianapolis Life Insurance Company (ILICO), which had been previously acquired by Aviva USA. The ILICO Closed Block consists primarily of participating whole life insurance policies. Effective December 1, 2015, Accordia retroceded substantially all of the policy liabilities for the ILICO Closed Block to Ameritas Life Insurance Corp. (Ameritas). Under the terms of the retrocession agreement, Ameritas maintains a trust account with assets equal to or greater than a required statutory balance that as of December 31, 2017 was $675 million. AAIA is permitted to withdraw funds from the trust account under certain circumstances. As of December 31, 2017, outstanding obligations ceded pursuant to this arrangement amounted to $722 million in statutory reserves.

Item 1.    Business

We entered into the following coinsurance and funds withheld agreements with First Allmerica Financial Life Insurance Company (FAFLIC), a subsidiary of Global Atlantic, to cede substantially all policy liabilities for the below described life insurance policies.

•
Athene Life Insurance Company of New York (ALICNY) entered into a 100% funds withheld coinsurance agreement with FAFLIC covering certain term and universal life policies which have reserves that are subject to financing arrangements. Under the terms of the agreement, ALICNY maintains a funds withheld account with an agreed-upon statutory balance that as of December 31, 2017 was $263 million.

•
ALICNY entered into a 100% coinsurance agreement with FAFLIC covering certain term and universal life policies which have reserves that are not subject to financing arrangements. Under the terms of the agreement, FAFLIC maintains a trust account with an agreed-upon required statutory balance that as of December 31, 2017 was $359 million.

•
ALICNY entered into a 100% coinsurance and assumption agreement with FAFLIC covering substantially all of ALICNY’s in-force life business that is not ceded pursuant to the agreements described in the preceding two paragraphs. Under the terms of the agreement, FAFLIC maintains a trust account with an agreed-upon required statutory balance that as of December 31, 2017 was $422 million.

•	As of December 31, 2017, outstanding obligations ceded pursuant to the three FAFLIC reinsurance agreements discussed above amounted to $1,238 million in statutory reserves.

We continue to have the primary legal obligation to satisfy claims and obligations relating to those policies not novated to Accordia or FAFLIC. As a consequence, if Accordia or FAFLIC were unable to satisfy its reinsurance obligations on such life policies, we would be responsible for satisfying those contractual obligations reinsured by Accordia or FAFLIC, respectively. We do not maintain a security interest in the custody account discussed above, and therefore in the event of an Accordia insolvency, the assets of the custody account may be available to satisfy the claims of Accordia’s general creditors. In addition, in the event of an Accordia insolvency, our claims against Accordia would be subordinated to those of its policyholders. As of December 31, 2017, both Accordia and FAFLIC were rated A- by A.M. Best.

Protective Life Insurance Company (Protective) – On April 29, 2011, AADE ceded substantially all of its life and health business to Protective under a coinsurance agreement. As part of this transaction, we transferred assets backing reserves and miscellaneous other liabilities on the life and health business. The reserve assets were placed in a trust account maintained by Protective for our benefit to secure the obligations of the reinsurer of the acquired business. As of December 31, 2017, the statutory book value of assets in this trust was $1.5 billion and the outstanding obligations ceded pursuant to the arrangement amounted to $1.5 billion. In the event that Protective is unable to satisfy its reinsurance obligations with respect to the policies ceded and the trust assets prove insufficient to satisfy the resulting obligations, we would have the primary legal obligation to satisfy such deficiency. In the event of a Protective insolvency, our claim against Protective would be subordinated to those of its policyholders. As of December 31, 2017, Protective was rated A+ by A.M. Best.

Block Reinsurance

Unlike acquisitions in which we must acquire the assets or stock of a target company, block reinsurance allows us to contractually assume assets and liabilities associated with a certain book of business. In doing so, we contractually assume responsibility for only that portion of the business that we deem desirable, without assuming additional liabilities. The benefit of the block reinsurance structure was highlighted in the transaction with Voya, pursuant to which we agreed to reinsure approximately $19 billion in fixed annuities without assuming any of Voya’s variable annuities.

Investment Management

Investment activities are an integral part of our business and our net investment income is a significant component of our total revenues. Our investment philosophy is to invest a portion of our assets in securities that earn us incremental yield by taking liquidity risk and complexity risk and capitalizing on our long-dated and persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming solely credit risk. Because we have remained disciplined in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high quality assets to generate attractive earnings.

Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. AAM provides portfolio management services for substantially all of our invested assets, excluding Germany. As of December 31, 2017, of the total assets AAM managed, 82% were direct asset selection and 18% were indirect through sub-advising to Apollo and its affiliates, in order to access additional sourcing and underwriting capabilities. Substantially all of our assets subject to a sub-advisory arrangement are sub-advised by Apollo affiliates. AAM allocates portions of our asset portfolio to sub-advisors to manage based on market opportunities.

Item 1.    Business

Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design bespoke strategies and investments for our portfolio. For example, we hold a significant investment in MidCap through a consolidated investment fund managed by Apollo, together with loans made directly to MidCap. When we originally invested in MidCap Financial Holdings, LLC (MidCap Financial) in November 2013, MidCap Financial was a specialty finance company which primarily originated lending opportunities in the healthcare sector. With the assistance of Apollo, MidCap Financial entered new lending markets, raised substantial equity capital and restructured as MidCap in January 2015. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo and, from time to time, provides us with access to assets for our investment portfolio. As of December 31, 2017, the value of our equity investment in MidCap had appreciated by 31% since our original investment in November 2013.

We are downside focused and our asset allocations reflect the results of stress testing. Additionally, we establish risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. We protect against rising interest rates, as our assets are generally shorter in effective duration than our liabilities, resulting in a risk profile that we believe could sustain substantial increases in rates over and above what is implied by current futures markets without sustaining net losses. See –Hedging Program and Derivatives for further discussion. As of December 31, 2017, 28% of our invested assets were floating rate investments which would allow us the flexibility to quickly increase our crediting rates in a rising interest rate environment, if desired.

AAM’s investment team and Apollo’s credit portfolio managers employ their deep experience to assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated, asset classes. We also maintain holdings in floating rate and less rate-sensitive investments, including collateralized loan obligations (CLO), non-agency RMBS and various types of structured products. These asset classes permit us to earn incremental yield by assuming liquidity risk and complexity risk, rather than assuming solely credit risk.

In addition to our core fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments. Our alternative investment strategy is inherently opportunistic rather than being derived from allocating a fixed percentage of assets to the asset class and the strategy is subject to internal concentration limits. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. In general, we target returns for alternative investments of 10% or higher on an internal rate of return basis over the expected lives of such investments.

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

Reserves

We establish and carry actuarially-determined reserves that are calculated to meet our future obligations, which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation as appropriate. Each of the relevant assumptions is initially determined as of the date of issue or acquisition. The assumptions used require considerable judgment. We review overall policyholder experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. For immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, current assumptions are used in the updated calculation of reserves.

For FIAs, the aggregate initial liability is equal to the deposit received plus a bonus, if applicable, and is split into a host component and an embedded derivative component. Thereafter, the host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value and the embedded derivative liability is recognized at fair value, with the change in fair value recorded in interest sensitive contract benefits in our consolidated statements of income. Changes in, or deviations from, the assumptions used to set our reserves can significantly affect our reserve levels and related results of operations. See Item 1A. Risk Factors–Risks Relating to Our Business–Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results for additional discussion regarding risks related to assumptions and estimates.

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

Item 1.    Business

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

Outsourcing

With regard to our U.S. business, we outsource some portion or all of each of the following functions to third-party service providers:

•	hosting of financial systems;

•	service of existing policies;

•	custody;

•	administration of annuities issued in support of PRT transactions;

•	information technology development and maintenance;

•	investment management; and

•	call centers.

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

For our retail annuity business, all aspects of new business, including call centers and administration is handled in-house. For some closed in-force blocks of business we partner with Alliance – One Services, Inc., Concentrix Insurance Administrative Solutions Corporation and Infosys McCamish Systems, LLC to provide policy administration services. For annuities issued in support of PRT transactions, we partner with Conduent to provide administration services. For information technology services, we use some providers for managed services or supplemental labor, including Tata Consulting Services Limited and UST Global Inc., and for data center, infrastructure and related services we use a combination of OneNeck (a TDS company) for hosting and UST Global Inc. for managed services. For investment management services, we use AAM and Apollo. We believe we have a good relationship with our principal outsource service providers.

Affiliated Reinsurance

Our U.S. insurance subsidiaries participate in reinsurance arrangements pursuant to which each cedes certain insurance risks to ALRe. ALRe is a fully licensed, operational and fully equity capitalized reinsurance company with third-party clients. Our U.S. insurance subsidiaries have entered into modco agreements with ALRe under which they cede to ALRe a 100% quota share of their respective obligations to repay the principal upon maturity or earlier termination and to make periodic interest payments under funding agreements issued by them. Our U.S. insurance subsidiaries have similar arrangements with ALRe with respect to substantially all of their other core business, under which generally 80% of all such business is ceded to ALRe on a modco basis. To support these internal reinsurance arrangements, ALRe holds the substantial majority of our capital with $7.0 billion of statutory capital as of December 31, 2017. ALRe had a Bermuda Solvency Capital Requirement (BSCR) ratio of 354% as of December 31, 2017. As a result of the passage of the Tax Act, we may take actions that result in a change in the manner in which our affiliate reinsurance arrangements are structured. See –Regulation–United States–Tax Reform and Item 1A. Risk Factors–Risks Relating to Taxation–Our efforts to mitigate the cost of the BEAT may be unnecessary, ineffective or counterproductive.

Hedging Program and Derivatives

We use, and may continue to use, derivatives, including swaps, options, futures and forward contracts, and reinsurance contracts to hedge risks such as current or future changes in the fair value of our assets and liabilities, current or future changes in cash flows, changes in interest rates, equity markets, currency fluctuations and changes in longevity. In particular, we purchase options and equity futures to hedge the market risk exposure inherent in our FIA products, which have crediting rates tied to certain market indices. Our hedging program is focused on hedging our economic risk exposures and reducing the variation in our realized investment margin.

We use a combination of equity options, equity index futures, and variance, interest rate and currency swaps to hedge the risks from the equity derivatives embedded in our FIAs. Through our hedging strategy, we are able to minimize the net impact on capital and surplus of market variations affecting our embedded derivatives.

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

Financial Strength Ratings

Financial strength and credit ratings directly affect our ability to access funding and the related cost of borrowing, the attractiveness of certain of our products to customers, our attractiveness as a reinsurer to potential ceding companies and requirements for derivatives collateral posting. Such ratings are periodically reviewed by the rating agencies.

Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurer or reinsurer to meet its obligations under an insurance policy or reinsurance arrangement and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the respective company and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents, intermediaries and ceding companies and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

As of December 31, 2017, Fitch Ratings (Fitch), Standard & Poor’s Rating Services (S&P) and A.M. Best Company (A.M. Best) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	A.M. Best	S&P	Fitch
Athene Holding Ltd.
Issuer Credit Rating/Counterparty Credit Rating/Issuer Default Rating	bbb	BBB	BBB
Outlook	Stable	Positive	Stable
Athene Life Re Ltd.
Financial Strength Rating	A	A-	A-
Outlook	Stable	Positive	Stable
Athene Annuity & Life Assurance Company
Financial Strength Rating	A	A-	A-
Outlook	Stable	Positive	Stable
Athene Annuity & Life Assurance Company of New York
Financial Strength Rating	A	A-	A-
Outlook	Stable	Positive	Stable
Athene Annuity and Life Company
Financial Strength Rating	A	A-	A-
Outlook	Stable	Positive	Stable
Athene Life Insurance Company of New York
Financial Strength Rating	A	Not Rated	Not Rated
Outlook	Stable	Not Rated	Not Rated

Item 1.    Business

Rating Agency	Financial Strength Rating Scale	Senior Unsecured Notes Credit Rating Scale
A.M. Best[1]	“A++” to “S”	“aaa” to “rs”
S&P2	“AAA” to “R”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”

1 A.M. Best’s financial strength rating is an independent opinion of an insurer’s or reinsurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations. It is based on a comprehensive quantitative and qualitative evaluation of a company’s balance sheet strength, operating performance and business profile or, where appropriate, the specific nature and details of a security. The analysis may include comparisons to peers, industry standards and proprietary benchmarks as well as assessments of operating plans, philosophy, management, risk appetite and the implicit or explicit support of a parent or affiliate. A.M. Best’s long-term credit ratings reflect its assessment of the ability of an obligor to pay interest and principal in accordance with the terms of the obligation. Ratings from “aa” to “ccc” may be enhanced with a “+” (plus) or “-“ (minus) to indicate whether credit quality is near the top or bottom of a category. A.M. Best’s short-term credit rating is an opinion as to the ability of the rated entity to meet its senior financial commitments on obligations maturing in generally less than one year.

2 S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. Generic rating categories range from “AAA” to “D”. A “+” or “-“ indicates relative strength within a generic category. An S&P credit rating is an assessment of default risk, but may incorporate an assessment of relative seniority or ultimate recovery in the event of default. Short-term issuer credit ratings reflect the obligor’s creditworthiness over a short-term time horizon.

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

A.M. Best, S&P and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See Item 1A. Risk Factors–Risks Relating to Our Business–A financial strength rating downgrade, potential downgrade or any other negative action by a rating agency could make our product offerings less attractive, inhibit our ability to acquire future business through acquisitions or reinsurance and increase our cost of capital, which could have a material adverse effect on our business for further discussion about risks associated with financial strength ratings.

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions and insurance and reinsurance companies. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. As a result, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. See Item 1A. Risk Factors–Risks Relating to Our Business–We operate in a highly competitive industry that includes a number of competitors, many of which are larger and more well-known than we are, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects for further discussion on competitive risks. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the FIA market.

We face competition in the FIA market from traditional insurance carriers such as Allianz Life Insurance Company of North America (Allianz) and American Equity Investment Life Insurance Company (AEL). Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. According to LIMRA, for the nine months ended September 30, 2017 (the most recent period specific market share data is currently available), we were the 2nd leading provider of FIAs with a market share of 8.6%, behind Allianz with a market share of 13.6%. The aggregate market share of the top ten providers of FIAs for the same period was 63.2%. According to LIMRA, for the year ended December 31, 2016, the leading two providers of FIAs were Allianz and AEL with market shares of 16.7% and 9.4%, respectively. The aggregate market share of the top ten providers of FIAs for the same period was 65.1%. For the year ended December 31, 2016, we were the 3rd largest FIA provider in the U.S. based on retail FIA sales, with a market share of 7.4%.

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

We face strong competition within our institutional channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs, such as MetLife, Inc. (MetLife) and American International Group, Inc. Within the funding agreement market, we compete primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities issued in connection with PRT transactions, we compete with other insurers that offer PRT annuities, such as MetLife and Prudential Financial, Inc. Within the PRT market, we compete primarily on the basis of price, underwriting and investment capabilities.

Finally, we face competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial and other institutions and as the already substantial consolidation in the financial services industry continues. We believe that our demonstrated ability to source and consummate complex transactions is a competitive advantage over other similar acquirers. We also compete for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing we are able to offer, which, to the extent we determine to finance a transaction, is in turn dependent on our ability to do so on suitable terms.

It is unclear at this time what impact, if any, the Tax Act will have on the competitive environment of the markets in which we compete. If U.S.-based competitors use some or all of their tax savings to offset reductions in product pricing, we could see increased price competition, which would place downward pressure on our return targets and on volumes within each of our distribution channels. See –Regulation–United States–Tax Reform.

Employees

As of January 1, 2018, we had approximately 1,125 employees located in Bermuda and the United States. We believe our employee relations are good. None of our employees located in Bermuda or the United States are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements.

Regulation

Our U.S. insurance subsidiaries are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. ALRe, a Bermuda domiciled insurer, is subject to regulation and supervision by the Bermuda Monetary Authority (BMA) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to Bermuda’s Insurance Act 1978 (Bermuda Insurance Act). Our U.S. insurance subsidiaries are licensed, regulated and supervised in all jurisdictions where they conduct insurance business. The extent of such regulation varies, however; most jurisdictions have regulations and laws that require insurers and agents to be licensed and set standards of solvency and business conduct to be maintained by the insurer. Additionally, state statutes and regulations often require state approval of policy forms, policy language, rates and in some instances, marketing materials. Most states’ statutes and regulations prescribe permitted types and concentrations of investments. Our U.S. insurance subsidiaries are required to file detailed annual financial statements with supervisory agencies in each of the jurisdictions in which they transact an insurance business.

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

Item 1.    Business

In addition, as part of our acquisition of Aviva USA, we acquired a special-purpose insurance company, Athene Re IV, which is a subsidiary of AAIA. Athene Re IV is domiciled in Vermont and provides reinsurance to AAIA in order to facilitate the reserve financing associated with a closed block of policies resulting from the demutualization of a prior insurance company currently part of AAIA. As part of the acquisition of AAIA, the liabilities associated with such closed block of insurance policies, including any exposure to payments due from such special-purpose insurance company subsidiary, were reinsured to Accordia. We do not write business that requires the use of captive reinsurers. The substantial majority of all policyholder obligations written or held by our insurance subsidiaries are reinsured to ALRe, a fully licensed, operational and fully equity capitalized reinsurance company with third-party clients.

Generally, insurance products underwritten by our U.S. insurance subsidiaries must be approved by the insurance regulators in each state in which they are sold. Those products are also substantially affected by federal and state tax laws. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of interest credited on the premiums paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. A shift away from annuity products could reduce the investment income that our U.S. insurance subsidiaries earn on premiums or deposits received from the sale of such products, as well as the assets upon which our U.S. insurance subsidiaries earn income. In addition, certain insurance policies may also be subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA).

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

Furthermore, while the federal government in most contexts currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits regulation, age, sex and disability-based discrimination, financial services regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on our operations. See Item 1A. Risk Factors–Risks Relating to Insurance and Other Regulatory Matters.

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

Item 1.    Business

Pursuant to its “Solvency Modernization Initiative,” the NAIC reviewed the U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the Solvency Modernization Initiative focused on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative resulted in the adoption by the NAIC of the Own Risk and Solvency Assessment (ORSA) Model Act, which has been enacted by each Athene Domiciliary State, and requires insurance companies to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review no less often than annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Report assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system.

In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. Pursuant to the NAIC’s Standard Valuation Law (SVL) principle-based reserving became effective prospectively on January 1, 2017. Delaware and Iowa have each adopted a form of the SVL. Although the New York State Department of Financial Services (NYSDFS) previously announced that New York would adopt principle-based reserving effective January 1, 2018, New York has not yet adopted any legislation (or proposed regulations) concerning principle-based reserving.

In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Model Regulation (together, the Corporate Governance Model Act), which requires an insurer to provide an annual disclosure regarding its corporate governance practices to its lead state and/or domestic regulator. As adopted by the NAIC, the requirements of the Corporate Governance Model Act were intended to be effective January 1, 2016, with the first annual disclosure due by June 1, 2016. The Corporate Governance Model Act must be adopted by the individual states for the new requirements to apply, and specifically in Delaware, Iowa and New York for the changes to apply to our U.S. insurance subsidiaries. Both Delaware and Iowa have adopted forms of the Corporate Governance Annual Disclosure Model Act. To date, New York has not adopted the Corporate Governance Model Act, and it is not possible to predict whether New York will adopt the Corporate Governance Model Act in the future; however, the NAIC has made the Corporate Governance Model Act part of its accreditation standards for state solvency regulation, which may motivate New York to adopt the Corporate Governance Model Act.

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

Item 1.    Business

Holding company system regulations currently in effect in New York require prospective acquirers of New York domiciled insurers to provide detailed disclosure with respect to intended changes to the business operations of the insurer, and expressly authorize the NYSDFS to impose additional conditions on such acquisitions. Pursuant to these regulations, the NYSDFS may limit the changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the regulation provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The NAIC’s former Private Equity Issues Working Group, which was formed to develop best practice recommendations relating to acquisitions of control of insurance or reinsurance companies by private equity and hedge funds, adopted narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of an insurer. Such guidance has been adopted by the NAIC and is included in the NAIC’s Financial Analysis Handbook.

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

In addition, the NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (SAT), which places new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs and variable annuities. The NYSDFS issued a circular letter emphasizing insurers’ obligations under laws and regulations based on SAT when replacing a deferred annuity contract with an immediate annuity contract. The NAIC is also considering amendments to the SAT to incorporate a “best interest” standard with respect to the suitability of annuity sales. On December 27, 2017, the NYSDFS proposed amendments to its regulation based on SAT to incorporate a “best interest” standard with respect to the suitability of life insurance and annuity sales. Future changes in such laws and regulations, including those that impose a “best interest” standard or otherwise result from any delay, repeal or modification of the U.S. Department of Labor (DOL) fiduciary rule, could adversely impact the way we market and sell our annuity products. See –ERISA below for further discussion regarding the DOL fiduciary rule.

Item 1.    Business

Restrictions on Dividends and Other Distributions

Current law of two of the Athene Domiciliary States, Delaware and Iowa, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the immediately preceding year end or (b) the net gain from operations of the insurer for the preceding twelve-month period ending as of the immediately preceding year end. Current law of New York permits the payment of dividends or distributions which, together with dividends or distributions paid during any calendar year, (1) is out of earned surplus and does not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (2) do not exceed the lesser of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains. Any proposed dividend in excess of these amounts is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. Additionally, under current law of the Athene Domiciliary States, AAIA may only pay dividends from the insurer’s earned profits on its business, which shall not include contributed capital or contributed surplus, and AADE may only pay dividends from that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and realized capital gains, and ALICNY may only pay dividends pursuant to the “greater of” standard described above from that part of its positive unassigned funds, excluding 85% of the change in net unrealized capital gains or losses less capital gains tax, for the immediately preceding calendar year. Further, as a condition to approval of Athene’s acquisition of Aviva USA, Athene agreed not to cause ALICNY or AAIA to declare, distribute or pay any dividend for five years from the date of acquisition of control without the prior written consent of the NYSDFS or the Iowa Insurance Division (IID), as applicable. The Athene Domiciliary States’ insurance laws and regulations also require that each of our U.S. insurance subsidiaries’ surplus as regards policyholders following any dividend or distribution be reasonable in relation to such U.S. insurance subsidiary’s outstanding liabilities and adequate to meet its financial needs.

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

Item 1.    Business

In December 2014, the NAIC approved Bermuda as a “Qualified Jurisdiction,” effective January 1, 2015, with respect to certain classes of insurers, including Class E insurers such as ALRe. The recognition of Bermuda as a Qualified Jurisdiction permits ALRe to apply for “certified reinsurer” status with the ability (if so certified) to post reduced collateral for coverage provided by ALRe to ceding insurers in the United States (including our U.S. insurance subsidiaries). The amount of collateral required to be posted by an insurer with this designation varies based upon the insurers’ credit rating. ALRe has been approved by the Delaware Department of Insurance as a certified reinsurer and is therefore eligible to post reduced collateral equal to 50% of statutory reserves ceded under coinsurance agreements with ceding companies domiciled in the state of Delaware, including AADE. ALRe has not been approved as a certified reinsurer in any other jurisdiction.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. In late 2017, the Delaware Department of Insurance sent notice of an exam of AADE and Athene Life Insurance Company (ALIC) for the period January 1, 2014 through December 31, 2017, which will begin on April 1, 2018. The exam will be conducted in coordination with joint exams conducted by the Iowa Insurance Division for AAIA and Structured Annuity Reinsurance Company (STAR), and by the NYSDFS for Athene Annuity & Life Assurance Company of New York (AANY) and ALICNY covering the same time period.

Vermont insurance laws and regulations applicable to Athene Re IV require it to file financial statements with the Commissioner of the Insurance Division of the Vermont Department of Financial Regulation. Additionally, Athene Re IV is subject to periodic financial examinations by the Insurance Division of the Vermont Department of Financial Regulation.

Item 1.    Business

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our U.S. insurance subsidiaries must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our U.S. insurance subsidiaries are currently undergoing the following market conduct examinations, each in the ordinary course of business: (1) the Missouri Department of Insurance, Financial Institutions & Professional Registration is conducting a market conduct examination of AAIA, (2) the NYSDFS is conducting a triennial examination of AANY, (3) the NYSDFS is conducting a market conduct examination of ALICNY, (4) the New York Office of the State Comptroller is conducting an audit of AANY and ALICNY regarding abandoned property and (5) the Massachusetts Division of Insurance is conducting a limited scope market conduct examination of AADE. The California Department of Insurance is completing a review of the rating and underwriting practices of AAIA, AADE and AANY.

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

Another area of focus by state insurance regulators has been on the use of third-party administrators (TPAs) to administer insurance policies.  Our U.S. insurance subsidiaries rely on TPAs to service certain annuity and life insurance policies and have experienced increased service and administration complaints related to the conversion and administration of the Aviva USA life insurance policies reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s life systems that were also converted to and are being administered by the same TPA. As a result of these increased complaints and service-related issues, our U.S. insurance subsidiaries have been and may in the future be subject to increased regulatory scrutiny, which could result in fines and penalties, as well as policyholder litigation. See Item 1A. Risk Factors—Risks Relating to Our Business—We rely significantly on third parties for investment services and certain other services related to our policies, and we may be held responsible for obligations that arise from the acts or omissions of third parties under their respective agreements with us if they are deemed to have acted on our behalf and Note 18 – Commitments and Contingencies – Litigation, Claims and Assessments to the consolidated financial statements.

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

RBC is a method of measuring the level of capital appropriate for an insurance company to support its overall business operations, in light of its size and risk profile. It provides a means of assessing capital adequacy, where the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s TAC in relation to its RBC, together with its trend in its TAC, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four action levels include:

•	CAL: The insurer is required to submit a plan for corrective action when its TAC is equal to or less than 200% of ACL;

•
Regulatory Action Level: The insurer is required to submit a plan for corrective action and is subject to examination, analysis and specific corrective action when its TAC is equal to or less than 150% of ACL;

•	ACL: Regulators may place the insurer under regulatory control when its TAC is equal to or less than 100% of ACL; and

•	Mandatory Control Level: Regulators are required to place the insurer under regulatory control when its TAC is equal to or less than 70% of ACL.

TAC and RBC are calculated annually by insurers, as of December 31 of each year. As of December 31, 2017, each of our U.S. insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2017, the CAL RBC ratio of AADE (U.S. RBC ratio) was 490%. The calculation of RBC requires certain judgments to be made, and, accordingly, our U.S. insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Under U.S. statutory accounting principles, our U.S. domiciled subsidiaries defer the portion of realized capital gains and losses on fixed maturity securities attributable to changes in the general level of interest rates into an IMR. The IMR amortizes into future year statutory operating results based on a formula prescribed by the NAIC. The IMR provides a buffer to our statutory capital and surplus in the event we have to sell securities in an unrealized loss position. As of December 31, 2017 and 2016, our aggregate IMR balance was $211 million and $217 million, respectively.

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

Item 1.    Business

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

Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC) and authorized the FSOC to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. On April 21, 2017, the President of the United States issued an executive memorandum (Executive Memorandum) to the Secretary of the U.S. Department of the Treasury (Treasury Department), directing the Secretary of the Treasury Department to conduct a review of, and report to the President regarding, FSOC processes and imposing a temporary moratorium on non-emergency SIFI determinations and designations pending completion of such review and receipt of such report. The requested report, which the Treasury Department published on November 17, 2017, recommends significant changes to the FSOC processes for making SIFI determinations and designations. As a result, there is considerable uncertainty as to the future of federal regulation of non-bank SIFIs. If the FSOC were to determine that Athene USA Corporation
(Athene USA) or any of our U.S. subsidiaries is a non-bank SIFI, such entity would become subject to certain of these enhanced prudential standards.

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the U.S. in decades, established the Federal Insurance Office within the Treasury Department. While currently not having a general supervisory or regulatory authority over the business of insurance, the Director of the Federal Insurance Office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Federal Insurance Office has been charged with providing reports to the U.S. Congress on (1) the global reinsurance market (provided in January 2015), (2) modernization of U.S. insurance regulation and possible federal involvement in supervision of insurance group holding companies (provided in December 2013) and (3) state regulators’ ability to access reinsurance information (provided in November 2013). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, including insurance group holding companies.

The Dodd-Frank Act also authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The Federal Insurance Office is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union signed a covered agreement to address, among other things, reinsurance collateral requirements (Covered Agreement). The Covered Agreement became provisionally effective on November 7, 2017, following completion of the European Union’s procedural requirements, but must be approved by the European Parliament before it is treated as fully effective. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to U.S. insurers. We cannot predict with any certainty what impact the Covered Agreement will have on our business, whether the Covered Agreement will be implemented or what the impact of such implementation will be on our business.

FIAs

In recent years, the United States Securities and Exchange Commission (SEC) and state securities regulators have questioned whether FIAs, such as those sold by our U.S. insurance subsidiaries, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. On December 17, 2008, the SEC voted to approve Rule 151A, and apply federal securities oversight to FIAs issued on or after January 12, 2011. On July 12, 2010, the District of Columbia Circuit Court of Appeals vacated Rule 151A. Under the Dodd-Frank Act, annuities that meet specific requirements are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs our U.S. insurance subsidiaries currently sell will meet applicable requirements for exemption from treatment as securities and therefore will remain exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause our U.S. insurance subsidiaries to seek new or additional marketing relationships for these products, any of which may impose significant restrictions on their ability to conduct business as currently operated.

Item 1.    Business

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

The Dodd-Frank Act divides the regulatory responsibility for swaps in the United States between the SEC and the Commodity Futures Trading Commission (CFTC). The CFTC regulates swaps and swap entities, and the SEC regulates security-based swaps and security-based swap entities. The CFTC and the SEC have jointly finalized certain regulations under the Dodd-Frank Act, including critical rulemakings on the definitions of “swap,” “security-based swap,” “swap dealer,” “security-based swap dealer,” “major swap participant” and “major security-based swap participant.” In addition, the CFTC has substantially finalized its required rulemaking under the Dodd-Frank Act, including regulations relating to the registration and regulation of swap dealers, major swap participants and swap execution facilities, reporting, recordkeeping, mandatory clearing, mandatory on-facility trade execution and mandatory minimum margin requirements. The SEC has yet to implement its regulatory regime for security-based swaps and market participants transacting in security-based swaps, including security-based swap dealers and major security-based swap participants subject to the SEC’s oversight. As a result of this bifurcation and the different pace at which the agencies have promulgated and implemented regulations, different transactions are subject to different levels of regulation.

The Dodd-Frank Act and the CFTC rules thereunder require us, in connection with certain swap transactions, to comply with mandatory clearing and on-facility trade execution requirements, and it is anticipated that the types of swaps subject to these requirements will be expanded over time. In addition, new regulations require us to comply with mandatory minimum margin requirements for uncleared swaps and, in some instances, uncleared security-based swaps. Derivative clearing requirements and mandatory margin requirements could increase the cost of our risk mitigation and could have other implications. For example, increased margin requirements, combined with netting restrictions and restrictions on securities that qualify as eligible collateral, could reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. In addition, the requirement that certain trades be centrally cleared through clearinghouses subjects us to documentation that is significantly more counterparty-favorable and may entitle counterparties to unilaterally change terms such as trading limits and the amount of margin required. The ability of any such counterparty to take such actions could create trading disruptions and liquidity concerns. Finally, the requirement that certain trades be centrally cleared through clearinghouses concentrates counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to anticipate or identify all risks related to the default of a clearinghouse.

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

Item 1.    Business

Notwithstanding the foregoing, the future of Title VII of the Dodd-Frank Act and the related regulations implemented by the CFTC and the SEC and their impact on us remain uncertain and unpredictable, particularly in light of actions taken by the Trump administration. On February 3, 2017, President Trump signed an Executive Order that establishes core principles for regulating the U.S. financial system and provides a framework for comprehensive change to current financial regulation (Financial Order), and on February 24, 2017, President Trump also signed an Executive Order that requires federal agencies to designate a “Regulatory Reform Officer” and a “Regulatory Reform Task Force” to evaluate existing regulations and make recommendations to repeal, replace or modify regulations that, among others, inhibit job creation, are ineffective or impose costs that exceed benefits (Reform Order, and collectively with the Financial Order, Executive Orders). As of the date of this filing, there have not been any further announcements or actions by the CFTC or SEC relating to the regulatory reform, if any, that will be implemented as a result of the Executive Orders. Thus, at this point it is difficult to predict the impact of the Executive Orders on Title VII of the Dodd-Frank Act, derivatives regulatory schemes in other jurisdictions and our derivatives activities.

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

The new cybersecurity regulation published by the NYSDFS, which became effective on March 1, 2017, with ongoing compliance deadlines over the following 24 months, requires banks, insurance companies, and other financial services institutions regulated by the NYSDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” We are working to implement the requirements of the regulation and may be required to incur significant expense in order to meet its requirements. We anticipate that the NYSDFS will examine the cybersecurity programs of financial institutions in the future and that may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm. We are in the process of updating processes and procedures to comply with the new requirements. We cannot predict the effect or the amount of compliance costs that will be incurred if state and federal regulators pursue investigations and increase the regulatory requirements for the security of protected information.

In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYSDFS cybersecurity regulation discussed above. As with all NAIC model laws, this model law must be adopted by a state before becoming law in such state. Neither Delaware nor Iowa has adopted a version of the Insurance Data Security Model Law. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

Further, the Gramm-Leach-Bliley Act of 1999, which implemented fundamental changes in the regulation of the financial services industry in the United States, includes privacy requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information.

Item 1.    Business

Finally, our investment in a limited partnership which is in the business of originating residential mortgage loans (RML), as well as our direct investment in any residential or other mortgage loans, may expose us to various environmental and other regulation. For example, to the extent that we hold whole mortgage loans as part of our investment portfolio, we may be responsible for certain tax payments or subject to liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. Additionally, we may be subject to regulation by the CFPB as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business.

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

Employees or personnel registered with Athene Securities, LLC are subject to the Exchange Act and to regulation and examination by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

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

On April 6, 2016, the DOL issued the fiduciary rule which imposes upon third parties who sell annuities within ERISA plans or to individual retirement account (IRA) holders a fiduciary duty to retirement investors. For the year ended December 31, 2017, of our total deposits of $11.5 billion from our organic channels, 33% were associated with sales of FIAs to employee benefit plans and IRAs and 3% were associated with traditional fixed annuities sold to employee benefit plans and IRAs. The requirements of the fiduciary rule were originally scheduled to begin to be implemented on April 10, 2017, with full implementation on January 1, 2018. The DOL delayed the applicability date of the fiduciary rule for 60-days to June 9, 2017 and, in addition to delaying the applicability date, the DOL adjusted the exemption requirements that apply to sales in the interim period starting June 9, 2017 until the full compliance date of January 1, 2018. On July 6, 2017, the DOL issued a request for information regarding the fiduciary rule. The DOL indicated that the information gathered from the responses to the request for information “could form the basis of new exemptions or changes/revisions”. Along with the request for comments about the fiduciary rule and its impact, the DOL asked for commentary regarding the potential impact of extending the January 1, 2018 full compliance date. At the end of November 2017, the DOL published an amendment to the rule extending the full compliance date from January 1, 2018 to July 1, 2019.

We cannot predict with any certainty the impact of the regulation and exemptions, but the regulation and exemptions could alter the way our products and services are marketed and sold, particularly to purchasers of IRAs and individual retirement annuities. If fully implemented in its current form in July 2019, the DOL fiduciary rule could have an adverse effect on our ability to write new business.

Item 1.    Business

The SEC has indicated that it will work with the DOL to propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted, may affect the distribution of our products. In addition, the NAIC is working to propose changes to the SAT to include best interest. Should the SEC or NAIC rules, if adopted, not align with the finalized DOL fiduciary rule related to conflicts of interest in the provision of investment advice, the distribution of our products could be further complicated. The DOL has also issued a number of regulations recently, and may issue similar additional regulations, that increase the level of disclosure that must be provided to plan sponsors and participants. These ERISA disclosure requirements will likely increase the regulatory and compliance burden on us, resulting in increased costs.

Tax Reform

On December 22, 2017, President Trump signed the Tax Act into law, which introduced significant changes to the Internal Revenue Code. While our expectations may be subject to change as we continue to evaluate the impact of the Tax Act on our business, we expect the following notable impacts:

•
Overall tax rate – Although the Tax Act reduces corporate income tax rates to 21% beginning in 2018, it also imposes a new minimum tax, referred to as the BEAT, which taxes modified taxable income at a rate of 5% beginning in 2018, increasing to 10% in 2019 and 12.5% in 2026. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits). The BEAT is expected to apply to our U.S. subsidiaries with respect to payments to our Bermuda subsidiary, ALRe. The BEAT does not apply to premium paid to ALRe directly by unaffiliated ceding companies or investment income earned on ALRe’s surplus assets, which together currently represent approximately 15-20% of our pre-tax income. In addition to the BEAT, the 1% excise tax (which is included in policy and other operating expenses on the consolidated statements of income) that we currently pay will remain in place for reinsurance payments to ALRe.

Within the context of affiliated modco arrangements, which is how much of our internal reinsurance is structured, it is our belief that the BEAT was generally intended to require the add back of the net amount paid or accrued by our U.S. subsidiaries to ALRe for premiums, investment income, reserve changes, other consideration and expenses (net basis). However, there is significant uncertainty regarding the computation of the BEAT in the context of affiliated modco arrangements, including whether the BEAT applies on a net basis or instead requires the add back of the gross amount paid or accrued, without reduction for claims or other expenses. In light of this uncertainty, we have begun to take actions that would allow us to mitigate the potential effect of the BEAT on our results of operations should the BEAT require the add back of the gross amounts in this manner. Depending on the ultimate interpretation of the Tax Act and the actions that we take, we currently expect that our overall tax rate will be between 12 – 16%, on average, beginning in 2019. Until there is more clarity regarding the computation of the BEAT in the context of modco arrangements, we anticipate that our 2018 annual financial results will reflect an overall tax rate of approximately 14 – 15%.

The estimated future overall tax rates presented above incorporate various assumptions and actual results may vary. See Item 1A. Risk Factors–Risks Relating to Our Business–Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results and Item IA. Risk Factors–Risks Relating to Taxation–Our efforts to mitigate the cost of the BEAT may be unnecessary, ineffective or counterproductive.

•
Risk-based capital – Depending on the reaction of the NAIC to the passage of the Tax Act, the change in the corporate income tax rate from 35% to 21% could result in a reduction of our RBC ratios. At present, the NAIC RBC calculations employ the statutory corporate tax rate of 35% in calculating several aspects of RBC. If the NAIC RBC calculations simply employ the new statutory corporate tax rate of 21% with no other adjustments, our RBC ratios, along with those of other fixed annuity writers and life insurers in general, are expected to decrease. If such were the case as of December 31, 2017, we estimate the decrease to our overall NAIC RBC ratios would have been approximately 10 – 15%. Our capital ratios under the various rating agency models are not expected to be materially impacted by the change in tax rate, and those models are an important consideration in determining the appropriate levels of capital to run our business. Our initial assessment of the level of capital that we deem appropriate to run our business has not been impacted materially by the change in tax rate.

•
Deferred tax assets and liabilities – As a result of the reduction in the corporate income tax rate, we recorded a $7 million decrease to our deferred tax liability in our consolidated financial statements as of December 31, 2017. See Note 15 – Income Taxes to the consolidated financial statements.

•
Target returns – Historically, we have generally targeted mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. The Tax Act may alter the way that we price our products or otherwise impact targeted returns on organic production and may further affect the returns that we target for sources of inorganic growth, in each case, potentially resulting in a decrease of our targeted returns on a temporary or permanent basis. In addition, we expect that the Tax Act will cause a reduction of the returns that we realize on our in-force business.

Item 1.    Business

Other provisions of the Tax Act could significantly increase the tax liability of our U.S. subsidiaries in future tax periods by accelerating items of income or deferring deductions. Although the acceleration of an item of income or deferral of a deduction in one tax period allows a taxpayer to recognize less taxable income in a future period, there can be no assurance that we will be able to utilize any resulting deferred tax assets in future tax periods.

The foregoing represents our initial expectations of certain of the effects of the Tax Act and may be subject to change as additional guidance is made available and as we continue to evaluate the effect of this legislation on our business. See Item 1A. Risk Factors–Risks Relating to Taxation for further information on how the Tax Act could impact us.

Bermuda

General

The Bermuda Insurance Act regulates the insurance business of ALRe, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the BMA. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. See –Fit and Proper Controllers below.

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

ALRe, which is incorporated to carry on long-term business, is registered as a Class E insurer which is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. ALRe is not licensed to conduct general business and has not sought authorization as a reinsurer in any state or jurisdiction of the U.S. Consequently, in order for its ceding companies to receive statutory reserve or RBC credit for the reinsurance provided by ALRe; ALRe typically structures its reinsurance transactions in one of three ways: (1) coinsurance, where ALRe’s liabilities to ceding companies in connection with reinsurance transactions are secured by assets held in trust for the benefit of the applicable ceding company, (2) funds withheld, where, although ALRe recognizes an insurance reserve liability, the assets to secure such liabilities are held and maintained by the applicable ceding company, or (3) modco, where both the insurance reserves and assets supporting the reserves are retained by the applicable ceding company.

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

Item 1.    Business

Public Disclosure

The Bermuda Insurance Act provides the BMA with powers to set standards on public disclosure. Using this power, the BMA requires all commercial insurers and insurance groups, subject to certain exceptions, to prepare and publish a Financial Condition Report on their website.

Independent Approved Auditor

Insurers must appoint an independent auditor who will annually audit and report on the insurer’s statutory financial statements (Bermuda Financial Statements) and financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) or International Financial Reporting Standards (IFRS), each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer.

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

Non-insurance Business

Pursuant to the Bermuda Insurance Act, as a Class E insurer, ALRe is not permitted to engage in non-insurance business unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

Class E insurers must file annual Bermuda Financial Statements and financial statements prepared in accordance with GAAP or IFRS within four months of the end of each fiscal year, unless such deadline is specifically extended. The Bermuda Insurance Act prescribes rules for the preparation and substance of statutory financial returns, which include, in statutory form, an insurer information sheet, an auditor’s report, a balance sheet, income statement, a statement of capital and surplus and notes thereto. The Bermuda Financial Statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.

In addition, each year a Class E insurer is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return is comprised of: the insurer’s BSCR model or an approved internal capital model in lieu thereof; a statutory economic balance sheet; the approved actuary’s opinion; and several prescribed schedules, including a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of risk management and a schedule of eligible capital, among others.

The capital and solvency return is not available for public inspection.

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

Item 1.    Business

An insurer is prohibited from declaring or paying a dividend if in breach of its ECR or MMS or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its MMS on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s total statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its MMS and ECR, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA. Further, ALRe must obtain the BMA’s prior approval before reducing its total statutory capital as shown in its previous financial year statutory balance sheet by 15% or more. ALRe is also prohibited from declaring or paying any dividends unless the value of its long-term business assets exceeds its long-term business liabilities, as certified by its approved actuary, by the amount of the dividend and at least the MMS. These restrictions on declaring or paying dividends and distributions under the Bermuda Insurance Act are in addition to those under Bermuda’s Companies Act 1981 (the Companies Act) which apply to all Bermuda companies.

At the time of filing its statutory financial statements, a Class E insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class E insurer has, with respect to the preceding financial year (1) complied with all requirements of the minimum criteria applicable to it; (2) complied with the MMS as of its financial year end; (3) complied with the applicable enhanced capital requirements as of its financial year end; and (4) complied with applicable conditions, directions and restrictions imposed on, or approvals granted to, the Class E insurer. The declaration of compliance is required to be signed by two directors of the Class E insurer and if the Class E insurer has failed to comply with any of the requirements referenced in (1) through (4) above or observe any limitations, restrictions or conditions imposed upon the issuance of its license, if applicable, the Class E insurer will be required to provide the BMA with details of such failure in writing. A Class E insurer shall be subject to a civil penalty in the form of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.

The MMS a Class E insurer is required to maintain with respect to its long-term business is the greater of (1) $8 million, (2) 2% of the first $500 million of assets plus 1.5% of applicable assets above $500 million or (3) 25% of the ECR as reported at the end of the relevant year.

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

As of December 31, 2017 and 2016, ALRe’s EBS capital and surplus resulted in BSCR ratios of 354% and 228%, respectively. While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such Class E insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the Class E insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having reason to believe that such a failure has occurred, such Class E insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

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

Item 1.    Business

Eligible Capital

To enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with the ‘3-tiered capital system.’ Under this system, all of the insurer’s capital instruments must be classified as either basic or ancillary capital. All capital instruments are further classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MMS, ECR and TCL. The Bermuda Insurance Act requires that Class E insurers have Tier 1 Capital equal to or greater than 50% of the value of its ECR, Tier 2 Capital not greater than Tier 1 Capital and Tier 3 Capital of not more than 17.65% of the aggregate of its Tier 1 Capital and Tier 2 Capital.

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

Under the Bermuda Insurance Act, shareholder controller ownership is defined as follows:

Actual Shareholder Controller Voting Power	Defined Shareholder Controller Voting Power
10% or more but less than 20%	10%
20% or more but less than 33%	20%
33% or more but less than 50%	33%
50% or more	50%

Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such shareholder becomes a 10%, 20%, 33%, or 50% shareholder controller of the insurer, that shareholder shall, within 45 days, notify the BMA in writing that such shareholder has become, or as a result of a disposition ceased to be, a controller of any such category.

Under our bye-laws, we have imposed restrictions on the ownership by holders of our Class A common shares (other than the Apollo Group) controlling more than 9.9% of the voting power associated with our common shares. The voting rights exercisable by shareholders of the Company other than the Apollo Group will be limited so that Control Groups are not deemed to hold more than 9.9% of the total voting power conferred by our shares. In addition, our board of directors retains certain discretion to make adjustments to the aggregate number of votes attaching to the shares of any person or group that they consider fair and reasonable in all the circumstances to ensure that such person or group will not hold more than 9.9% of the total voting power represented by our then outstanding shares. As such, other than the Apollo Group (at the 33% shareholder controller level), no shareholder will be considered, according to the Bermuda Insurance Act, a shareholder controller of ALRe.

Item 1.    Business

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

Item 1.    Business

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

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer (Designated Insurer) and it shall give to the Designated Insurer and other competent authorities written notice of its intention to act as group supervisor. Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that an approved group actuary is appointed to provide an opinion as to the adequacy of the insurance group’s insurance reserves as reported in its group statutory financial returns.

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

Item 1.    Business

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are made available, free of charge, on or through the “Investor Relations” portion of our website www.athene.com. Information contained on our website is not part of, nor is it incorporated by reference in, this report or any of our periodic reports. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available at the SEC’s website at www.sec.gov.

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

Determination of Fair Value

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Item 1A.    Risk Factors

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

BEAT Mitigating Actions

In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we are undertaking certain actions and exploring various alternatives intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by ALRe to our U.S. subsidiaries are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” We have made estimates regarding the overall tax rate we expect to experience as a result of undertaking such actions. The determination of each such figure, or range of figures, involves numerous estimates and assumptions regarding the efficacy of such actions in bringing about the desired outcomes and the magnitude of such outcomes to be experienced. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future overall tax rate may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

Item 1A.    Risk Factors

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

In any particular year, our subsidiaries’ capital ratios and/or statutory surplus amounts may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity, credit, and real estate market conditions);

•	the amount of additional capital our insurance subsidiaries must hold to support their business growth;

•	changes in reserve requirements applicable to our insurance subsidiaries;

•	changes in market value of certain securities in our investment portfolio;

•	recognition of write-downs or other losses on investments held in our investment portfolio;

•	changes in the credit ratings of investments held in our investment portfolio;

•	the value of certain derivative instruments;

•	changes in interest rates;

•	credit market volatility;

•	changes in policyholder behavior;

•	changes to the RBC formulas and interpretations of the NAIC instructions with respect to RBC calculation methodologies; and

•	changes to the ECR, BSCR, or TCL formulas and interpretations of the BMA’s instructions with respect to ECR, BSCR, or TCL calculation methodologies.

The financial strength and credit ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and these MCRs. NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. Additional statutory reserves may be required as the result of mandatory annual asset adequacy analysis, and rising or falling interest rates and widening credit spreads could alter this cash flow testing analysis. In addition, NRSROs may downgrade the investments held in our portfolio, which could result in impairments and therefore a reduction of the RBC ratios of our U.S. domiciled insurance subsidiaries or an increase in the ECR of ALRe. Lower corporate tax rates may also impact capital and capital ratios such as RBC ratios, as lower tax rates reduce the value of deferred tax assets and may lower the calculated RBC ratio. However, following the adoption of the recent tax changes, the NAIC and the rating agencies have yet to promulgate changes to their capital models and factors.

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

The BMA released consultation papers in November 2016, March 2017 and November 2017 that propose further updates to certain aspects of the EBS framework. The BMA is expected to release final guidance mid-2018 after reviewing industry trial run results of these changes. The final rules are expected to take effect on January 1, 2019. If the final guidance, when completed and adopted, materially increases the ECR, it could materially and adversely affect our BSCR ratio and, correspondingly, our capital in excess of BMA requirements.

Item 1A.    Risk Factors

Interest rate fluctuations could adversely affect our business, financial condition, liquidity, results of operations and cash flows.

Interest rate risk is a significant market risk for us. We define interest rate risk as the risk of an economic loss due to changes in interest rates. This risk arises from our holdings in interest rate-sensitive assets and liabilities, primarily as a result of issuing or reinsuring fixed deferred and immediate annuities and investing primarily in fixed income assets. As of December 31, 2017, reserves for fixed deferred and immediate annuities net of reinsurance made up the substantial majority of our reserve liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of our insurance products and the fair value of our investments. These fluctuations could materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows, including in the following respects:

•
Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between overall net investment earned rates and the crediting rates to our policyholders, which are a significant source of our adjusted operating income. We have the ability to adjust crediting rates, including caps and participation rates for FIAs, on many of our annuity liabilities (subject to minimum guaranteed values). However, we may not be able to adjust such rates in a timely manner or to the extent desired to adequately respond to the effect that changes in interest rates may have on the returns on our investments. Many of our annuity products have surrender and withdrawal penalty provisions designed to prevent early policyholder withdrawals in rising interest rate environments and to help ensure targeted spreads are earned. However, competitive factors, including the need or desire to manage levels of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

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

•
Changes in interest rates may also affect changes in prepayment rates on certain of the real estate-related assets, structured products and alternative investments in which we invest. For instance, falling interest rates may accelerate the rate of prepayment on mortgage loans, while rising interest rates may decrease such prepayments below the level of our expectations. At the same time, falling interest rates may result in the lengthening of duration for our policies and liabilities due to the guaranteed minimum benefits contained in our products, while rising interest rates could lead to increased policyholder withdrawals and a shortening of duration for our liabilities. In either case, we could experience a mismatch in our assets and liabilities and potentially incur economic losses, which may have an adverse effect on our financial condition, results of operations and cash flows.

•
During periods of declining interest rates or a prolonged period of low interest rates, life insurance and annuity products may be relatively more attractive to consumers due to minimum guarantees that are mandated by law or by regulators at the time that we price these products, resulting in a higher persistency than we anticipated, potentially resulting in greater claims costs on our guaranteed minimum benefit riders than we expected and cash flow mismatches between our assets and liabilities. In addition, the surrender and withdrawal penalties we impose on certain of our annuity products may further increase persistency during such periods. Certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and an extended period of low interest rates may increase the statutory capital we are required to hold and the amount of assets we must allocate to support statutory reserves, which could decrease the spread income that we are able to earn from these products. This reduced spread could also force us to accelerate amortization of DAC and/or VOBA, which would have an adverse effect on our financial condition and results of operations.

•
Additionally, during periods of declining interest rates, we may have to reinvest the cash we receive as interest or return of principal on our investments into lower-yielding high-grade instruments or seek lower-credit instruments in order to maintain comparable returns, each of which could have a material and adverse effect on our financial condition and results of operations.

•
Certain securitized financial assets are accounted for based on expectations of future cash flows. To the extent the coupon on these instruments or the underlying collateral is based on a reference rate (for example, LIBOR), we use the market observed forward curve in our cash flow projections. As of December 31, 2017, we held $22.4 billion of securitized financial assets that have floating rate coupons or adjustable rate collateral. To the extent interest rates are lower than we have projected, we will experience slower accretion of discounts on these assets and will have a lower yield on our portfolio, which would adversely affect our financial condition and results of operations.

•
An extended period of declining interest rates or a prolonged period of low interest rates may cause us to change our long-term view of the interest rates that we can earn on our investments, causing us to change the long-term interest rate that we assume in our evaluation of our insurance liabilities, reducing the attractiveness of our subsidiaries’ products.

Item 1A.    Risk Factors

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

We operate in highly competitive markets and compete with large and small industry participants. These companies compete for an increasing pool of retirement assets, driven primarily by aging of the U.S. population and the reduction in, and concerns about the viability of, financial safety nets historically provided by governments and employers. In each of our subsidiaries’ businesses we face intense competition, including from U.S. and non-U.S. insurance and reinsurance companies, broker-dealers, financial advisors, asset managers and diversified financial institutions, both for customers for our subsidiaries’ products and in the acquisition and block reinsurance markets. We compete based on a number of factors including perceived financial strength, credit ratings, brand recognition, reputation, quality of service, performance of our products, product features, scope of distribution and price. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our short-term profitability, particularly in the highly competitive retail markets, which may adversely affect our long-term growth and results of operations. Alternatively, we may sacrifice short-term profitability to maintain market share and long-term growth.

In recent years, there has been substantial consolidation among companies in the financial services industry due to economic turmoil resulting in increased competition from large, efficient, well-capitalized financial services firms. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk while maintaining financial strength ratings or have higher financial strength, claims-paying or credit ratings than we do. Our competitors may also have lower operating costs or return on capital requirements than we do which may allow them to price products, reinsurance arrangements or acquisitions more competitively. The competitive pressures arising from consolidation could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. In addition, if our financial strength and credit ratings remain lower than the ratings of certain of our competitors, we may experience increased surrenders and/or an inability to reach sales targets, which may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.

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

Item 1A.    Risk Factors

Our investments are subject to market and credit risks that could diminish their value and these risks could be greater during periods of extreme volatility or disruption in the financial and credit markets, which could adversely impact our business, financial condition, liquidity and results of operations.

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other than temporary impairment of assets in our investment portfolio. We are also subject to the risk that cash flows resulting from payments on assets that serve as collateral underlying the structured products we own may differ from our expectations in timing or size. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates from period to period and is more variable than may be the case with other asset classes, such as corporate bonds. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition and cash flows. If our investment manager, AAM, fails to react appropriately to difficult market, economic and geopolitical conditions, our investment portfolio could incur material losses. Some of our investments are more vulnerable to these risks than others, as described more fully below.

As of December 31, 2017, 81% of our total invested assets were invested in fixed maturity securities, equity securities, and short-term investments, including our investments in investment grade and high-yield corporate bonds and structured products, which include RMBS and CLOs. As of December 31, 2017, 48% of our total invested assets were invested in non-structured investment grade bonds, 3% in high-yield non-structured securities, and 6% in structured securities (other than CMBS, RMBS and CLOs). Issuers or guarantors of such fixed income securities may default on principal or interest payments they owe us, or the underlying collateral may default on such payments, causing an adverse change in cash flows. An economic downturn affecting the issuers or underlying collateral of these securities, a ratings downgrade affecting the issuers or guarantors of such securities, or similar trends and issues could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rates of the fixed income securities in our portfolio to increase.

As of December 31, 2017, 7% of our total invested assets were invested in senior and mezzanine tranches issued by CLOs and 0.2% were invested in equity tranches issued by CLOs. As of December 31, 2017, 95% of our investments in CLOs were managed by Apollo and its affiliates other than AAM. CLOs are a form of securitization where payments from multiple large business loans, generally below investment grade, are pooled together and sold to different classes of owners in various tranches. Senior tranches of CLOs have some protection from credit losses by more junior tranches while junior tranches often have higher yields than those of the collateral loans and receive higher coupons to compensate for higher risk. CLOs thus provide investment opportunities with varying risk/return profiles and diversified exposure to multiple borrowers. Control over the CLOs in which we invest is exercised through collateral managers, who may take actions that could adversely affect our interests, and we may not have the right to direct collateral management. There may also be less information available to us regarding the underlying debt instruments held by CLOs than if we had invested directly in the debt of the underlying companies. Additionally, as subordinated interests, the estimated fair values of CLOs tend to be much more sensitive to adverse economic downturns and underlying borrower defaults than those of more senior securities. For example, as the secondary market pricing of the loans underlying CLOs deteriorated during the fourth quarter of 2008, it is our understanding that many investors were forced to raise cash by selling their interests in performing loans which resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines. While loan prices have recovered from the low levels experienced during the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. Furthermore, our investments in CLOs are also subject to liquidity risk as there is a limited market for CLOs. Accordingly, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our CLO interests, which could have a material adverse effect on our business, financial condition and results of operations.

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

A decline in fair value below the amortized cost of a security requires management to assess whether an other-than-temporary impairment (OTTI) has occurred. The decision on whether to record an OTTI is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the particular security before recovery.

Item 1A.    Risk Factors

Our investments linked to real estate are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.

As of December 31, 2017, 25% of our invested assets were linked to real estate, including 16% fixed maturity and equity securities, such as CMBS and RMBS, 8% commercial mortgage loans (CML) and RML, and 1% real estate held for investment. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, the value of our real estate-related assets depends in part on the financial condition of the borrowers, the value of the real properties underlying the mortgages and, for commercial properties, the financial condition of the tenants of the properties underlying those mortgages, as well as general and specific economic trends affecting the overall default rate. An unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2017, 29% of our holdings in assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities or loans.

The CML we hold, and CML underlying the CMBS that we hold, face both default and delinquency risk. For CML that we hold directly, we establish loan specific estimated impairments at each balance sheet date based on the excess carrying value of a loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the estimated fair value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s observable market price. We also establish valuation allowances for loan losses when it is probable that a credit event has occurred and the amount of loss can be reasonably estimated. As of December 31, 2017, our CML investments comprised 7% of our total invested assets, of which 0.01% were in the process of foreclosure. Legislative proposals that would allow or require modifications to the terms of CML, an increase in the delinquency or default rate of our CML portfolio or geographic or sector concentration within our CML portfolio could materially and adversely impact our financial condition and results of operations.

Our investments in RML and RMBS also present credit risk. Higher than expected rates of default or loss severities on our RML investments and the RML underlying our RMBS investments may adversely affect the value of such investments. A significant number of the mortgages underlying our RML and RMBS investments are concentrated in certain geographic areas. Certain markets within those areas experienced significant decreases in home values during the financial crisis of 2007-2008 and the years thereafter. Any event that adversely affects the economic or real estate market in any of these areas could have a disproportionately adverse effect on our RML and RMBS investments. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective; any failure to manage these risks effectively could materially and adversely affect our results of operations and financial condition. A rise in home prices, the concern over further introduction of or changes to government policies aimed at altering prepayment behavior, and an increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower the valuations of RML and the valuations of RMBS that we carry at a premium to par prices or are structured as interest only securities and inverse interest only securities. In general, any significant weakness in the broader macro economy or significant problems in a particular real estate market may cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure. This could, in turn, have a material adverse effect on our credit loss experience.

Control over the underlying assets in all of our real estate-related investments is exercised through a servicer that we do not control. If a servicer is not vigilant in seeing that borrowers make their required periodic payments, borrowers may be less likely to make these payments, resulting in a higher frequency of delinquency and default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than we expected. Any failure by a servicer to service RMLs in which we are invested in a prudent, commercially reasonable manner or which underlie a RMBS in which we are invested could negatively impact the value of our investments in the related RML or RMBS.

Our investments in assets linked to real estate are also subject to loss in the event of catastrophic events, such as earthquakes, hurricanes, floods, tornadoes and fires. We have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to catastrophe, including California, sections of the northeastern U.S., the South Atlantic states and the Gulf Coast. While loss experience in the event of a catastrophic event is contingent upon many factors, including the insured status of the underlying property and the seniority of our investment, in the case of structured securities, a catastrophic event impacting one or more of the aforementioned regions may cause some portion of the invested assets invested in assets linked to real estate to become impaired, which may have a material adverse impact on our financial condition and results of operations.

In addition to the credit and market risk that we face in relation to all of our real estate-related investments, certain of these investments may expose us to various environmental, regulatory and other risks. For example, our investment in RML could result in claims being assessed against us as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities, including liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. We may continue to be liable under such claims after foreclosing on a property securing a mortgage loan held by us. Additionally, we may be subject to regulation by the CFPB as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business. Any adverse environmental claim or regulatory action against us resulting from our investment in RML could adversely impact our reputation, business, financial condition and results of operations.

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

Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including MidCap and AmeriHome, industries, including financial services, and asset classes, including real estate.

Concentration risk arises from exposure to significant asset defaults of a single issuer, industry or class of securities, based on economic conditions, geography or as a result of adverse regulatory or court decisions. When an investor’s assets are concentrated and that particular asset or class of assets experiences significant defaults, the default of such assets could threaten the investor’s financial condition. Our most significant potential exposures to concentration risk are our investments in MidCap, a provider of revolving and term debt facilities to middle market companies in North America and Europe, and in A-A Mortgage and its indirect investment in AmeriHome, a mortgage lender and mortgage servicer. As of December 31, 2017, our exposure, including loaned amounts, to MidCap was $766 million, which represented 1% of our total invested assets and 8% of total AHL shareholders’ equity. As of December 31, 2017, our exposure to A-A Mortgage was $496 million, which represented less than 1% of our total invested assets and 5% of total AHL shareholders’ equity. To the extent that we suffer a significant loss on our investment in MidCap or A-A Mortgage, our financial condition and results of operations could be adversely affected.

Our significant single issuer holdings, including MidCap and AmeriHome, are concentrated largely in the financial services industry and such businesses’ activities largely focus upon providing financing to both individuals and entities. As a result, we have significant exposure to credit risk, which may be adversely impacted by changes in macroeconomic conditions, regulation and other factors. To the extent that such changes occur and cause a deterioration in the creditworthiness of the counterparties of these investees, we may suffer significant losses on our investments in these entities and our financial condition and results of operations could be adversely affected. In addition to the concentration risk arising from our investments in single issuers within the financial services industry, we have significant exposure to this industry as a result of the composition of investments in our broader investment portfolio. As of December 31, 2017, 17% of our total invested assets were invested in issuers within the financial services industry, excluding CLOs. Any macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2017, 25% of our total invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described above with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations.

Our investment portfolio may include investments in securities of issuers based outside the U.S., including emerging markets, which may be riskier than securities of U.S. issuers.

We may invest in securities of issuers organized or based outside the U.S. that may involve heightened risks in comparison to the risks of investing in U.S. securities, including unfavorable changes in currency rates and exchange control regulations, reduced and less reliable information about issuers and markets, less stringent accounting standards, illiquidity of securities and markets, higher brokerage commissions, transfer taxes and custody fees, local economic or political instability and greater market risk in general. In particular, investing in securities of issuers located in emerging market countries involves additional risks, such as exposure to economic structures that are generally less diverse and mature than, and to political systems that can be expected to have less stability than, those of developed countries, national policies that restrict investment by foreigners in certain issuers or industries of that country, the absence of legal structures governing foreign investment and private property and an increased risk of foreclosure on collateral located in such countries, a lack of liquidity due to the small size of markets for securities of issuers located in emerging markets and price volatility.

Item 1A.    Risk Factors

As of December 31, 2017, 33% of the carrying value of our AFS fixed maturity securities, including related parties, was comprised of securities of issuers based outside of the U.S. and debt securities of foreign governments. Of our total AFS fixed maturity securities, including related parties as of December 31, 2017, 8% were invested in CLOs of Cayman Islands issuers (where underlying assets are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our German Group Companies and 19% were invested in other non-U.S. issuers. While we invest in securities of non-U.S. issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Consolidated Investment Portfolio for further information on international exposure.

Our growth strategy includes acquiring business through acquisitions of other insurance companies and reinsurance of insurance obligations written by unaffiliated insurance companies, and our ability to consummate these acquisitions on economically advantageous terms acceptable to us in the future is unknown.

We have grown and intend to grow our business in the future in part by acquisitions of other insurance companies and businesses, and through block reinsurance, which could require additional capital, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and block reinsurance transactions. While we have reviewed various opportunities and have successfully completed transactions in the past to facilitate our growth, competition exists in the market for profitable blocks of insurance and businesses. Such competition is likely to intensify as insurance businesses become more attractive targets. It is also possible that merger and acquisition transactions will become less frequent, which could also make it more difficult for us to implement our growth strategy as we have done in the past. Thus, in the future, we may not be able to find suitable acquisition or block reinsurance opportunities that are available at attractive valuations, if at all. Even if we do find suitable opportunities, we may not be able to consummate the transactions on commercially acceptable terms. In addition, to the extent we determine to finance an acquisition or block reinsurance transaction, suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all. Our acquisition and block reinsurance transaction activities may also divert the attention of our management from our business, which may have an adverse effect on our business and results of operations.

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

In furtherance of our strategy of growth through acquisitions, we routinely review and conduct investigations of potential acquisitions or block reinsurance transactions, some of which may be material. When we believe a favorable opportunity exists, we seek to enter into discussions with target companies or sellers regarding the possibility of such transactions. At any given time, we may be in discussions with one or more counterparties. There can be no assurance that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.

If we are unable to attract and retain IMOs and agents, sales of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network which currently includes approximately 65 IMOs and more than 34,000 independent agents. Insurance companies compete vigorously for productive and profitable agents. We must attract and retain such marketers and agents to sell our products. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers and agents also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through small and mid-size banks and regional broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

Item 1A.    Risk Factors

Repurchase agreement programs subject us to potential liquidity and other risks.

We may engage in repurchase agreement transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. These repurchase agreements provide us with liquidity and in certain instances also allow us to earn spread income. Under such agreements we may be required to deliver additional securities or cash as margin to the counterparty if the value of the securities sold decreases prior to the repurchase date. The cash proceeds received by us under such repurchase agreements are typically invested in fixed income securities and may not be available to be returned prior to the scheduled repurchase date, and it is possible that we will enter into other repurchase transactions and use cash proceeds from such transactions to pay the repurchase prices on maturing repurchase transactions. Repurchase agreements, however, are generally not committed arrangements, and market and other conditions on the repurchase date or at other times may limit our ability to enter into new repurchase transactions or to enter into transactions on favorable terms. To the extent that we are not able to enter into new transactions or to enter into sufficient new transactions, we may need to find other sources to pay the repurchase prices under these transactions, which may or may not be available to us. Additionally, during difficult market situations, we may not be able to access funds under such repurchase agreements, which may require us to sell securities on unfavorable terms in order to ensure short-term liquidity.

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

Various NRSROs review the financial performance and condition of insurers and reinsurers, including our subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder obligations. These ratings are important to maintaining public confidence in our insurance subsidiaries’ products, our insurance subsidiaries’ ability to market their products and our competitive position. Factors that could negatively influence this analysis include:

•	changes to our business practices or organizational business plan in a manner that no longer supports our ratings;

•	unfavorable financial or market trends;

•	a need to increase reserves to support our outstanding insurance obligations;

•	our inability to retain our senior management and other key personnel;

•	rapid or excessive growth, especially through large reinsurance transactions or acquisitions, beyond the bounds of capital sufficiency or management capabilities as judged by the NRSROs;

•	significant losses to our investment portfolio; and

•	changes in NRSROs’ capital adequacy assessment methodologies in a manner that would adversely affect the financial strength ratings of our insurance subsidiaries.

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

Item 1A.    Risk Factors

We are subject to significant operating and financial restrictions imposed by our credit agreement and we are also subject to certain operating restrictions imposed by the indenture to which we are a party.

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

These covenants, some of which are financial, may prevent or restrict us from capitalizing on business opportunities, including making additional acquisitions or growing our business. In addition, if AHL undergoes a “change of control” as defined in the Credit Facility, the lenders under the Credit Facility will have the right to terminate the facility and/or accelerate the maturity of all outstanding loans. As of December 31, 2017, AHL was in compliance with all covenants and no borrowings under the Credit Facility were outstanding. As a result of these restrictions and their effects on us, we may be limited in how we conduct our business and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

In addition to the covenants to which we are subject pursuant to our Credit Facility, AHL is also subject to certain limited covenants pursuant to the Indenture, dated January 12, 2018, by and between us and U.S. Bank National Association, as trustee (Base Indenture), as supplemented by the First Supplemental Indenture, dated as of January 12, 2018, by and among us and U.S. Bank National Association, as trustee (together with the Base Indenture, Indenture). The Indenture was entered into in connection with AHL’s issuance of its 4.125% Senior Notes due 2028 and contains restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries. These covenants may prevent or restrict takeovers or business combinations that our shareholders might consider in their best interest.

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

Item 1A.    Risk Factors

Conversely, ALRe and certain of our U.S. insurance subsidiaries assume liabilities from other insurance companies. Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to us could cause policyholders of contracts reinsured to us to surrender or lapse their policies in unexpected amounts. In addition, to the extent such ceding companies do not perform under their reinsurance agreements with us, we may not achieve the results we intended and could suffer unexpected losses. In either case, we have exposure to our subsidiaries’ reinsurance counterparties which could materially adversely affect our business, financial condition, results of operations and cash flows. In particular, should the $19 billion reinsurance transaction with Voya close, we will be subject to risks associated with impairments in Voya’s financial strength and perceived financial strength, an impairment to either of which may result in the surrender of policies earlier and in quantities greater than expected at the time the transaction was priced. In addition, Venerable, directly or through VIAC, will administer the fixed annuity block being reinsured. To the extent that Venerable fails to perform under our reinsurance agreement and associated arrangements, we may not achieve the return targets expected at the time the transaction was priced and our financial position and results of operations may thereby or otherwise be adversely affected.

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

Many of our subsidiaries’ products and services are sold through third-party intermediaries. In particular, our insurance businesses are reliant on such intermediaries to describe and explain these products and services to potential customers, and although we take precautions to avoid this result, such intermediaries may be deemed to have acted on our behalf. If that occurs, the intentional or unintentional misrepresentation of our subsidiaries’ products and services in advertising materials or other external communications, or inappropriate activities by our personnel or an intermediary could result in liability for us and have an adverse effect on our reputation and business prospects, as well as lead to potential regulatory actions or litigation involving or against us. In addition, we rely on TPAs to administer a portion of our annuity contracts, as well as our legacy life insurance business. We currently rely on these TPAs to administer a number of our policies. Some of our reinsurers also use TPAs to administer business reinsured to them by us. To the extent any of these TPAs do not administer such business appropriately, we have and may in the future experience customer complaints, regulatory intervention and other adverse impacts, which could affect our future growth and profitability. If any of these TPAs or their employees are found to have made material misrepresentations to our policyholders, violated applicable insurance, privacy or other laws and regulations or otherwise engaged in misconduct, we could be held liable for their actions, which could adversely affect our reputation and business prospects, as well as lead to potential regulatory actions or litigation against us.

Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted to and are being administered by the same TPA. On April 5, 2017, we received notification from the NYSDFS that it planned to undertake a market conduct examination of ALICNY for the period of January 1, 2012 through March 31, 2017 (NYSDFS Market Conduct Examination), and on May 31, 2017, we received notification from the Texas Department of Insurance that it intended to undertake an enforcement proceeding, in each case, relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by such TPA. On November 15, 2017, we received notification from the NYSDFS that its examination of ALICNY had resulted in the identification of a significant number of asserted violations of New York insurance law associated with the life block reinsured to affiliates of Global Atlantic, who have also been overseeing policyholder administration and the TPA servicing the policies in the block, with a significant number of such violations not subject to dispute by the relevant affiliates of Global Atlantic or by us. On January 30, 2018, we received a draft report regarding the NYSDFS Market Conduct Examination from the NYSDFS, which identified in more detail the violations asserted in the November 15, 2017 letter as well as certain other violations. We and Global Atlantic are currently in discussions with the NYSDFS to resolve this matter, but there is no assurance that we will be able to resolve this matter in a manner favorable to us. In addition to the foregoing, we have received inquiries, and expect to continue to receive inquiries, from other regulatory authorities regarding the conversion matter. It is possible that other jurisdictions may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders. We are not currently able to estimate the amount of any such fines, penalties or payments arising from these matters with reasonable certainty, but it is possible that such amounts may be material.

Item 1A.    Risk Factors

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

Our distribution partners are subject to the interim requirements of the fiduciary rule. See Item 1. Business–Regulation–United States–ERISA for further discussion regarding the fiduciary rule. We are assisting our distribution partners with such requirements.

The fiduciary rule’s obligations for distributors of products to retirement accounts may result in additional compliance costs to us, regulatory scrutiny and litigation, as well as reduced product sales. Since the fiduciary rule is in the process of being implemented, we are not able to assess the actual impact that such regulations may have on us and our associates. If the fiduciary rule is fully implemented in its current form, our results of operations and financial condition may be negatively impacted as we implement the fiduciary rule’s numerous requirements.

Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.

We are exposed to foreign currency exchange rate risk through the investments in our investment portfolio that are denominated in currencies other than the U.S. dollar or are issued by entities which primarily conduct their business outside of the U.S. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

As of December 31, 2017, we employed 24 non-Bermudians in our Bermuda office (other than spouses of Bermudians, holders of permanent residents’ certificates, and holders of working residents’ certificates). We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates, and holders of working residents’ certificates) generally may not engage in any gainful occupation in Bermuda without a valid government work permit (with certain exceptions). A work permit is generally granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permit terms that are available for request range from three months to five years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical or telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and/or our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations.

Item 1A.    Risk Factors

We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies to maintain the security of those systems. Despite our implementation of network security measures, our servers could be subject to physical and electronic intrusions, and similar disruptions from unauthorized tampering with our computer systems. While we perform penetration tests and have adopted a number of measures to protect the security of customer and company data, and to our knowledge have not experienced a successful cyber attack that has resulted in any material compromise in the security of our information technology systems, there is no guarantee that such an attack will not occur or be successful in the future.

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

Even in the absence of a compromise in the security of our information technology systems, inappropriate disclosure or use of personally identifiable customer information may occur in the event of a compromise in the security of the information technology systems of our third-party advisors or business partners with whom we share such data. Any such inappropriate disclosure or use could likewise damage the reputation of our brand in the marketplace, deter purchases of our products, subject us to heightened regulatory scrutiny or significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

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

In July 2017, various funds managed by Pacific Investment Management Company, LLC (collectively, PIMCO) brought a declaratory judgment action in the Supreme Court of New York against Wells Fargo seeking to prevent Wells Fargo from paying any portion of the defense costs of the Blackrock Litigation from the trusts at issue in the litigation, and claiming that Wells Fargo, as trustee, breached certain duties to investors. In September 2017, Wells Fargo filed a motion to dismiss the claims brought by PIMCO and in November 2017, the motion was granted in its entirety. In January 2018, PIMCO filed its notice to appeal that decision.

Following the PIMCO action, Royal Park Investments SA/NV (Royal Park) similarly brought purported class actions in the Southern District of New York seeking damages, and declaratory and injunctive relief against Deutsche Bank National Trust Company (Deutsche Bank) and U.S. Bank National Association (U.S. Bank), as trustees of certain Legacy RMBS transactions. Royal Park asserted that Deutsche Bank and U.S. Bank were not entitled to pay any portion of the defense costs from trusts at issue in Royal Park’s underlying litigations against these trustees for alleged breaches of certain duties to investors. Deutsche Bank’s motion to dismiss Royal Park’s most recent action is fully briefed, but the court has not ruled on a request for oral argument or on the merits of the motion to dismiss. Royal Park’s most recent action against U.S. Bank has been consolidated with the underlying litigation, and U.S. Bank has indicated it intends to seek dismissal of Royal Park’s complaint or, alternatively, a stay of the complaint until the resolution of the underlying litigation.

We hold a substantial Legacy RMBS portfolio, the ratings, yield and value of which could be adversely affected if any of these or other Legacy RMBS trustees are able to set aside or use trust funds for indemnification and defense costs related to the underlying trustee litigations.

Item 1A.    Risk Factors

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

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio and may further adversely affect our ability to issue funding agreements bearing a floating rate of interest. As of December 31, 2017, 28% of our invested assets were floating rate investments, some of which were referenced to LIBOR.

Risks Relating to Our Investment Manager

We rely on our investment management agreements with AAM for the management of our investment portfolio. AAM may terminate these arrangements at any time, and there are limitations on our ability to terminate such arrangements, which may adversely affect our investment results.

We rely on AAM to provide us with investment management services pursuant to various investment management agreements (IMAs). AAM relies in part on its ability to attract and retain key people, and the loss of services of one or more of the members of AAM’s senior management could delay or prevent AAM from fully implementing our investment strategy.

IMA Termination Rights

Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and AAM, on the other hand, before October 31, 2018 (or any anniversary thereafter) (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) written notice to AAM of such termination at least 30 days’ prior to an IMA Termination Election Date. If our Independent Directors make any such election to terminate and notice of such termination is delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) our Independent Directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM, or (ii) the fees being charged by AAM are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM and AAM will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by AAM are unfair and excessive, AAM has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with AAM as a result of either (i) a material violation of law relating to AAM’s investment management business, or (ii) AAM’s gross negligence, willful misconduct or reckless disregard of AAM’s obligations under the relevant agreement, and in either case the delivery of written notice at least 30 days’ prior to such termination and such termination will be effective at the end of such 30-day period (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws, an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position).

Our organizational documents give our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any IMA with AAM, and therefore our Independent Directors are under no obligation to make, and therefore may exercise their discretion never to make, such a determination.

The boards of directors of AHL’s subsidiaries may terminate an IMA with AAM relating to the applicable subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of our bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Item 1A.    Risk Factors

Investment Management Fees

Further, except in limited circumstances, we currently pay AAM 0.40% per year on assets managed up to $65.8 billion and 0.30% per year on assets managed in excess of such amount. We pay additional fees to Apollo and its affiliates for providing sub-advisory services and acting as manager of investment funds in which we invest. Any such fees may be higher than what other investment managers may be willing to charge us currently for investment services. Because of the services and the unique acquisition opportunities provided by AAM and Apollo that we are able to access that many other companies cannot access, we do not currently expect our board of directors or our Independent Directors would elect to terminate any IMA. These limitations on our ability to terminate the IMAs with AAM could have a negative effect on our financial condition and results of operations.

Termination by AAM

Conversely, we may be adversely affected if AAM elects to terminate an IMA at a time when such agreement remains advantageous to us. We depend upon AAM to implement our investment strategy. However, AAM does not face the restrictions described above with regards to its ability to terminate any of its agreements with us and may terminate such agreements at any time. If AAM chooses to terminate such agreements, there is no assurance that we could find a suitable replacement or that certain of the opportunities made available to us as a result of our relationship with AAM and Apollo would be offered by a suitable replacement, and therefore our results of operations and financial condition could be adversely impacted by our failure to retain a satisfactory investment manager.

Interruption or other operational failures in telecommunications, information technology and other operational systems at AAM or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on AAM’s systems, including as a result of human error, could have a material adverse effect on our business.

We are highly dependent on AAM, as our investment manager, to maintain information technology and other operational systems to record and process its transactions with respect to our investment portfolio, which includes providing information that enables us to value our investment portfolio and may affect our financial statements. AAM could experience a failure of one of these systems, its employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner or its employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or modifications to an existing system. Additionally, anyone who is able to circumvent AAM’s security measures and penetrate its information technology systems could access, view, misappropriate, alter or delete information in the systems, including proprietary information relating to our investment portfolio. The maintenance and implementation of these systems at AAM is not within our control. Should AAM’s systems fail to accurately record information pertaining to our investment portfolio, we may inadvertently include inaccurate information in our financial statements and experience a lapse in our internal control over financial reporting. The failure of any one of these systems at AAM for any reason, or errors made by its employees or agents, could cause significant interruptions to its operations, which could adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations.

The historical performance of AAM should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our common shares.

Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance AAM will be able to avail itself of profitable investment opportunities in the future. Furthermore, the historical returns of our investments managed by AAM are not directly linked to returns on our common shares, which are affected by various factors, one of which is the value of our investment portfolio. In addition, AAM is compensated based solely on our assets it manages, rather than by investment return targets. Accordingly, there can be no guarantee AAM will be able to achieve any particular return for our investment portfolio in the future.

Increased regulation or scrutiny of alternative investment advisers and certain trading methods may affect AAM’s ability to manage our investment portfolio or affect our business reputation.

The regulatory environment for investment managers is evolving, and changes in the regulation of investment managers may adversely affect the ability of AAM to effect transactions that use leverage or to pursue their strategies in managing our investment portfolio. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. Due to our reliance on AAM to manage our investment portfolio, any regulatory action or enforcement against AAM could have an adverse effect on our financial condition. Additionally, the regulation of derivatives transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our financial condition and results of operations.

Item 1A.    Risk Factors

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

U.S. Laws and Regulations

Our U.S. subsidiaries’ insurance, annuity, retirement and investment products are subject to a complex and extensive array of laws and regulations that are administered and enforced by state insurance regulators, state securities administrators, state banking authorities, the SEC, FINRA, the DOL, the IRS and the Office of the Comptroller of the Currency. See Item 1. Business–Regulation–United States for a summary of certain of the U.S. state and federal laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to administrative penalties imposed by a particular governmental or self-regulatory authority, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interruption of our operations or an adverse impact on our financial position or results of operations.

We may be subject to regulation by the DOL when providing a variety of products and services to employee benefit plans governed by ERISA. Severe penalties are imposed for breach of duties under ERISA. In addition, we will be subject to regulation by the DOL with respect to recommendations involving an IRA.

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the financial services industries. The 2008 economic crisis has changed the way the financial services industry is regulated. Governmental authorities in the United States and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general. Among the proposals that are presently being considered is the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

Bermuda Laws and Regulations

Because we are a Bermuda company, we are subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. As a holding company, AHL is not subject to the laws of Bermuda governing insurance companies; however, ALRe is registered in Bermuda under the Bermuda Insurance Act as a Class E insurer and is subject to the Bermuda Insurance Act and the rules and regulations promulgated thereunder. See Item 1. Business–Regulation–Bermuda for a summary of certain of the Bermuda laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to monetary penalties imposed by the BMA, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interruption of our operations or an adverse impact on our financial position or results of operations.

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

Item 1A.    Risk Factors

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

Changes in the laws and regulations governing the insurance industry or otherwise applicable to our business, including the DOL fiduciary rule, may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Certain of the laws and regulations to which we are subject are summarized in Item 1. Business–Regulation. Changes in the laws and regulations relevant to our business may have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Certain of the risks associated with changes in these laws and regulations are discussed in greater detail below.

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

Numerous provisions of the Dodd-Frank Act require the adoption or implementation of rules or regulations. The process of adopting such implementing rules and/or regulations have in some instances been delayed beyond the time frames imposed by the Dodd-Frank Act. Further, changes in general political, economic or market conditions, including as a result of the most recent U.S. presidential and congressional elections, could affect the scope, timing and final implementation of the Dodd-Frank Act. Until the various final regulations are promulgated, the full impact of the regulations on the Company will remain unclear. In addition, the Dodd-Frank Act mandated multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, us, our competitors or those entities with which we do business. Legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act may impact us in many ways, including, but not limited to: placing us at a competitive disadvantage relative to our competition or other financial services entities; changing the competitive landscape of the financial services sector or the insurance industry; making it more expensive for us to conduct our business; requiring the reallocation of significant company resources to government affairs; increasing our legal and compliance related activities and the costs associated therewith as the Dodd-Frank Act may permit the preemption of certain state laws when inconsistent with international agreements, such as the Covered Agreement; and otherwise having a material adverse effect on the overall business climate as well as our financial condition and results of operations.

Heightened standards of conduct as a result of the DOL fiduciary rule, any rules proposed by SEC or other similar proposed rules or regulations could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1A.    Risk Factors

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

Risks Relating to Taxation

The Base Erosion and Anti-Abuse Tax may significantly increase our tax liability.

The Tax Act introduced a new tax called the Base Erosion and Anti-Abuse Tax (BEAT). The BEAT operates as a minimum tax and is generally calculated as a percentage (5% in 2018, 10% in 2019-2025, and 12.5% in 2026 and thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

Certain of our reinsurance agreements require our U.S. subsidiaries to pay or accrue substantial amounts to ALRe that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” Accordingly, the BEAT could significantly increase the tax liability of our U.S. subsidiaries and have a material adverse effect on our results of operations.

Moreover, ALRe pays or accrues substantial amounts to our U.S. subsidiaries under our reinsurance agreements for increases in policy reserves and to reimburse our U.S. subsidiaries for payments of benefits to our policyholders. It is not clear whether such amounts should be netted against the amounts our U.S. subsidiaries pay or accrue to ALRe under our reinsurance agreements for purposes of calculating their “base erosion payments” and “base erosion tax benefits.” No assurance can be given that any such amounts will be netted. If the amounts cannot be netted and we do not take our planned or other actions to mitigate or eliminate the BEAT, the tax liability of our U.S. subsidiaries will increase and our results of operations will be materially adversely affected.

The application of the BEAT to our reinsurance arrangements could be affected by further legislative action (including possibly a “technical corrections” bill), administrative guidance or court decisions. Any such legislative action, administrative guidance or court decisions are not likely to be available at the time that we are required to determine the amount of federal income tax incurred by our U.S. subsidiaries for the first quarter of 2018, and they could have retroactive effect. Tax authorities may later disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties, and the uncertainty regarding the correct interpretation of the BEAT may make such disagreements more likely. We will determine the appropriateness of our tax provision in accordance with GAAP. However, there can be no assurance that this provision will accurately reflect the amount of federal income tax that our U.S. subsidiaries ultimately pay, as that amount could differ materially from our estimate.

Our efforts to mitigate the cost of the BEAT may be unnecessary, ineffective or counterproductive.

In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we are undertaking certain actions and exploring various alternatives intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by ALRe to our U.S. subsidiaries are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” Such actions may have adverse consequences to our business, such as subjecting profit from our affiliate reinsurance to a layer of withholding tax of up to 30%, which would not be payable under our current structure. There can be no assurances that our efforts to eliminate or mitigate the BEAT will be successful, and our consideration of actions may be expensive and time consuming. Further, there can be no assurances that we will be able to complete these actions as they are conditioned upon factors beyond our control, such as regulatory approval. In addition, it is likely that we will be required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take may, in hindsight, prove to have been unnecessary, ineffective or counterproductive.

Item 1A.    Risk Factors

AHL or ALRe may be subject to U.S. federal income taxation.

AHL and ALRe are incorporated under the laws of Bermuda and currently intend to operate in a manner that will not cause either to be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, because there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, there can be no assurance that the IRS will not successfully contend that AHL or ALRe is engaged in a trade or business in the U.S. In addition, although AHL and ALRe currently intend to operate in a manner that would not cause them to be treated as engaged in a trade or business within the U.S., the recent enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act, and other factors may cause AHL or ALRe to conduct their business differently. If AHL or ALRe were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and results of future operations.

U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.

AHL’s bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions). AHL’s bye-laws also currently reduce the voting power of Class B common shares held by certain holders if (A) one or more U.S. persons that own (or are treated as owning) more than 9.9% of the total voting power of our common shares own (or are treated as owning) individually or in the aggregate more than 24.9% of the voting power or the value of our common shares or (B) a U.S. person that is classified as an individual, an estate or a trust for U.S. federal income tax purposes owns (or is treated as owning) more than 9.9% of the total voting power of our common shares. Additionally, AHL’s bye-laws require the board of AHL to refer certain decisions with respect to our non-U.S. subsidiaries to our shareholders, and to vote our shares in those subsidiaries accordingly. These provisions were intended to reduce the likelihood that AHL or ALRe will be treated as a controlled foreign corporation (CFC), other than for purposes of taking into account related person insurance income (RPII). However, the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions.

Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Internal Revenue Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. subsidiaries are deemed to own all of the ALRe stock held by AHL for CFC purposes. Accordingly, ALRe is currently treated as a CFC, without regard to whether the provisions of our bye-laws described above are effective for purposes of the CFC provisions. The legislative history under the Tax Act indicates that this change was not intended to cause ALRe to be treated as a CFC with respect to a 10% U.S. Shareholder (as defined below) that is not related to our U.S. subsidiaries. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

For any taxable year in which AHL or ALRe is treated as a CFC, each U.S. person treated as a “10% U.S. Shareholder” with respect to AHL or ALRe that held our common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year that AHL or ALRe was a CFC would generally be required to include in gross income as ordinary income its pro rata share of AHL’s or ALRe’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). For tax years beginning on or after January 1, 2018, a “10% U.S. Shareholder” of a non-U.S. corporation includes any U.S. person that owns (or is treated as owning) stock of the non-U.S. corporation possessing 10% or more of the total voting power or total value of such non-U.S. corporation’s stock. Any U.S. person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.

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

Because of the limitations in AHL’s bye-laws referred to above, among other factors, we believe it is unlikely that any U.S. person that is treated as owning less than 10% of the total value of AHL would be a 10% U.S. Shareholder of AHL or ALRe. However, because the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions, there can be no assurance that this will be the case. Further, our ability to obtain information that would permit us to enforce the limitation described above may be limited. We will take reasonable steps to obtain such information, but there can be no assurance that such steps will be adequate or that we will be successful in this regard. Accordingly, we may not be able to fully enforce the limitation described above.

Item 1A.    Risk Factors

U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.

If ALRe is treated as recognizing RPII in a taxable year and ALRe is treated as a CFC for such taxable year, each U.S. person that owns our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, ALRe generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning 25% or more of the total voting power or value of ALRe’s stock at any time during the taxable year. We believe that ALRe will be treated as a CFC for this purpose based on the current and expected ownership of our shares.

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

Existing voting restrictions set forth in AHL’s bye-laws are generally intended to prevent a person who owns (or is treated as owning) shares in Apollo from owning (or being treated as owning) any of the voting power of our Class A common shares, thus preventing persons who own (or are treated as owning) both AHL and Apollo from owning (or being treated as owning) more than 50% of the voting power of our stock. However, these restrictions do not prevent members of the Apollo Group from retaining the right to vote on newly acquired Class A common shares, should they choose to do so, nor do they prevent persons who own (or are treated as owning) both AHL and Apollo from owning (or being treated as owning) more than 50% of the value of our stock. AHL’s bye-laws also generally provide that no person (nor certain direct or indirect beneficial owners or related persons to such person) who owns our common shares, other than a member of the Apollo Group, may acquire any shares of Apollo or otherwise make any investment that would cause such person, or any other person that is a U.S. person, to own (or be treated as owning) more than 50% of the vote or value of AHL’s stock. Any holder of our common shares that violates this provision may be required, at the board’s discretion, to sell its common shares or take any other reasonable action that the board deems necessary.

Because of the restrictions described above, among other factors, we believe it is likely that one or more exceptions under the RPII rules will apply such that U.S. persons will not be required to include any RPII in their gross income with respect to ALRe. However, there can be no assurance that this will be the case. Further, our ability to obtain information that would permit us to enforce the restrictions described above may be limited. We will take reasonable steps to obtain such information, but there can be no assurance that such steps will be adequate or that we will be successful in this regard. Accordingly, we may not be able to fully enforce these restrictions.

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

Item 1A.    Risk Factors

U.S. persons who own our Class A common shares may be subject to adverse tax consequences if AHL is considered a passive foreign investment company for U.S. federal income tax purposes.

If AHL is considered a passive foreign investment company (PFIC) for U.S. federal income tax purposes, a U.S. person who directly or, in certain cases, indirectly owns our Class A common shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of AHL’s non-U.S. status and additional U.S. tax filing obligations, regardless of the number of shares owned.

We currently do not expect that AHL will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because AHL, through its insurance subsidiaries, intends to qualify for the “active insurance” exception to PFIC treatment. The “active insurance” exception was recently amended by the Tax Act, and we believe that AHL will qualify for the exception as amended. However, there is significant uncertainty regarding how the Tax Act will be interpreted and guidance may not be forthcoming. Therefore, we cannot assure you that AHL will not be treated as a PFIC. If AHL is treated as a PFIC, the adverse tax consequences described above generally would also apply with respect to a U.S. person’s indirect ownership interest in any PFICs in which AHL directly or, in certain cases, indirectly, owns an interest.

Changes in U.S. tax law might adversely affect us or our shareholders.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been significantly altered by the enactment of the Tax Act. See Item 1. Business–Regulation–United States–Tax Reform. In particular, the Tax Act:

•	Imposes the BEAT (as described above);

•	Amends the calculation of tax reserves for U.S. life insurance companies and requires affected companies to include the resulting change in income over an 8-year period beginning in 2018;

•	Amends the treatment of “specified policy acquisition expenses” incurred by U.S. life insurance companies under Section 848 of the Internal Revenue Code;

•	Restricts the “active insurance” exception to PFIC treatment to “qualifying insurance corporations;”

•
Eliminates the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Internal Revenue Code for purposes of determining constructive stock ownership under the CFC rules (as described above); and

•	Amends the definition of “U.S. Shareholder” to include U.S. persons that own (or are treated as owning) 10% or more of the value of a foreign corporation.

There is significant uncertainty regarding how these and other provisions of the Tax Act will be interpreted, and guidance may not be forthcoming. In addition, it is possible that a “technical corrections” bill may be passed during 2018 that could alter or clarify the Tax Act, likely with retroactive effect. Any changes to, clarifications of, or guidance under the Tax Act could add significant expense and have a material adverse effect on our results of operations.

Finally, the tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries may be the subject of further tax legislation. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in our Class A common shares or reduce the attractiveness of our products. If any such developments occur, our business, financial condition and results of operation could be materially and adversely affected and such developments could have a material and adverse effect on your investment in our common shares.

Changes in U.S. tax law might adversely affect demand for our products.

Many of the products that we sell and reinsure benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, we sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. The changes in U.S. federal tax law made by the Tax Act, or future changes in U.S. federal or state tax law, could reduce or eliminate the attractiveness of such products, which could affect the sale of our products or increase the expected lapse rate with respect to products that have already been sold.

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

Item 1A.    Risk Factors

We may not be able to use our deferred tax asset attributes or admit them into statutory capital as a result of the Tax Act.

Under the Tax Act, net operating losses generated in 2018 and thereafter may be carried forward indefinitely but may not be carried back to offset taxable income in prior tax periods. Historically, a portion of our admitted deferred tax asset has reflected our ability to carry net operating losses back to prior tax periods. In the future, the amount of deferred tax asset we are able to admit may be reduced due to the elimination of the carry back period. Because the ability to admit deferred tax assets into statutory capital is dependent in part on our ability to carry losses back to prior tax periods, we may not be able to admit into statutory capital a portion of deferred tax assets that are generated in future tax periods.

We may have fewer investable assets and earn less investment income as a result of the Tax Act.

Certain of the changes made by the Tax Act are expected to increase the amount of our current tax expense. Although the increase in current tax expense from these changes may be largely offset by an increase in the amount of our deferred tax assets, we may have fewer investable assets and thus may earn less investment income.

We may become subject to U.S. withholding tax under certain U.S. tax provisions commonly known as FATCA.

Certain U.S. tax provisions commonly known as the Foreign Account Tax Compliance Act (FATCA) impose a 30% withholding tax on certain payments of U.S. source income and the proceeds from the disposition after December 31, 2018, of property of a type that can produce U.S. source interest or dividends, in each case, to certain “foreign financial institutions” and “non-financial foreign entities.” The withholding tax also applies to certain “foreign passthru payments” made by foreign financial institutions after December 31, 2018. The U.S. government has signed an intergovernmental agreement to facilitate the implementation of FATCA with the government of Bermuda (Bermuda IGA). AHL and its foreign subsidiaries intend to comply with the obligations imposed on them under FATCA and the Bermuda IGA, as applicable, to avoid being subject to withholding under FATCA on payments made to them or penalties. However, no assurance can be provided in this regard. We may become subject to withholding tax or penalties if we are unable to comply with FATCA.

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

In 2015, the OECD published final recommendations on base erosion and profit shifting (BEPS). These BEPS recommendations propose the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Beginning with 2017, some countries in which we do business, including Bermuda and the U.S., require certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis, which could increase scrutiny by foreign tax authorities.

The BEPS recommendations also include revisions to the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. We expect many countries to change their tax laws in response to this project, and several countries (including the U.S.) have already changed or proposed changes to their tax laws. Changes to tax laws could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to the existing transfer pricing rules and could potentially have an impact on our taxable profits in various jurisdictions.

Item 1A.    Risk Factors

Risks Relating to Investment in Our Class A Common Shares

There may be sales of a substantial amount of our common shares by our current shareholders as certain restrictions on sale expire, and these sales could cause the price of our common shares to fall.

Our directors, executive officers and shareholders holding 100% of our common shares outstanding prior to our initial public offering (IPO) agreed that they would not sell any shares prior to the expiration of certain time periods after the date upon which the SEC declared the registration statement for our IPO effective (effective date). The remaining lock-up expiration period applicable to existing holders ends on March 3, 2018, provided that certain of our shareholders and directors representing approximately 8.9% of our common shares, as of December 31, 2017, have agreed not to sell any shares until December 8, 2018. Approximately 48,977,760 and 16,134,546 of our common shares will be eligible for future sale on March 3, 2018 and December 8, 2018, respectively. These restrictions are subject to waiver by our board of directors, including in the event that we permit holders to sell their shares in follow-on registered offerings. As these lock-up periods end, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Additionally, existing holders of our common shares have registration rights under the Third Amended and Restated Registration Rights Agreement (Registration Rights Agreement), subject to certain conditions, which require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders in the future.

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

The interests of our existing shareholders, particularly members of the Apollo Group, may conflict with the interests of our other shareholders. Actions that members of the Apollo Group take as shareholders may not be favorable to our other shareholders. For example, the concentration of voting power held by the Apollo Group, the significant representation on our board of directors by the Apollo Group, or the limitations on our ability to terminate any IMA with AAM could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another shareholder may otherwise view favorably. Members of the Apollo Group may, in their role as shareholders, vote in favor of a merger, takeover or other business combination transaction which our other shareholders might not consider in their best interests. In addition, as long as a business combination transaction were deemed to be in the best interests of the Company, our charter and bye-laws would not prevent us from entering into a business combination transaction that provided for the payment of differential consideration to holders of the Class B common shares, which are held by the Apollo Group or its affiliates, and the Class A common shares.

Our conflicts committee and our disinterested directors with respect to a transaction analyze certain of these conflicts to protect against potential harm resulting from conflicts of interest in connection with transactions that we have entered into or will enter into with Apollo or its affiliates. Specifically, our bye-laws require that the conflicts committee (in accordance with its charter and procedures) approve certain material transactions by and between us and Apollo or its affiliates, including entering into material agreements or the imposition of any new fee or increase in the rate at which fees are charged to us, subject to certain exceptions. See Item 13. Certain Relationships and Related Transactions, and Director Independence. In addition, our conflicts committee may exclusively rely on information provided by AAM, including with respect to fees charged by AAM or Apollo or its affiliates, and with respect to the historical performance or fees of unrelated service providers used for comparison purposes, and may not independently verify the information so provided. However, these conflicts provisions will not, by themselves, prohibit transactions with Apollo or its affiliates.

Additionally, our investment manager, AAM, is an indirect subsidiary of Apollo and charges us management fees based on our assets. Under our IMAs with AAM, substantially all of our invested assets are managed by AAM. Our investment policies permit AAM to invest in securities of issuers affiliated with Apollo, including funds managed by Apollo, and to retain on our behalf and at our cost sub-advisors, including Apollo. AAM may make such investments or retain such sub-advisors at its discretion, subject only to the approval of our conflicts committee in certain cases and/or certain regulatory approvals. Accordingly, AAM may have a conflict of interest in managing our investments, including by retaining its affiliate, Apollo, to act as its sub-advisor, which would increase amounts payable by us for investment advisory services or could cause us to receive less return on our investments than if our investment portfolio was managed by another party. In addition, asset management fees are paid based on the amount of our AUM regardless of the results of our operations. Therefore, Apollo could be incentivized to exercise its influence to cause us to increase our AUM, which may have an adverse impact on our financial condition or results of operations.

Item 1A.    Risk Factors

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

Item 1A.    Risk Factors

Investors may experience dilution in the future.

We have issued restricted Class M common shares and stock options to certain of our employees and to employees of AAM which enable them, upon meeting certain vesting criteria, to acquire Class A common shares at prices below the NYSE trading price of our Class A common shares. To the extent the outstanding restricted Class M common shares and stock options are ultimately exercised and/or to the extent we issue additional equity in the future, there may be dilution to investors.

Our bye-laws contain provisions that could discourage takeovers and business combinations that our shareholders might consider in their best interests, including provisions that prevent a holder of Class A common shares from having a significant stake in Athene.

Our bye-laws include certain provisions that could have the effect of delaying, deferring, preventing or rendering more difficult a change of control that holders of our Class A common shares might consider in their best interests. For example, our bye-laws prohibit holders of our Class A common shares and certain other classes of our common shares (other than those owned by the Apollo Group) from having more than 9.9% of the total voting power of our common shares. Subject to certain exceptions determined by our board on the basis set forth in our bye-laws, the votes attributable to a holder of Class A common shares above 9.9% of the total voting power of our common shares are redistributed to other holders of Class A common shares pro rata based on the then current voting power of each holder. Such adjustments are likely to result in a shareholder having voting rights in excess of its pro rata share of the voting power of our Class A common shares. Therefore, a shareholder’s voting rights may increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in the shareholder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. These requirements could discourage any potential investment in our Class A common shares. In addition, our board is classified into three classes of directors, with directors of each class serving staggered three-year terms. Any change in the number of directors is required by our bye-laws to be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class or from the removal of a director will hold such directorship for a term that coincides with the remaining term of that class. Moreover, our bye-laws require specific advance notice procedures and other protocols for holders of common shares to make shareholder proposals and nominate directors. Among other requirements, a shareholder must meet the minimum requirements for eligible shareholders to submit shareholder proposals under Rule 14a-8 of the Exchange Act, and submit specific information and make specific undertakings in relation to the shareholder proposal or director nomination.

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

AHL is a holding company with limited business operations of its own. AHL’s primary subsidiaries are insurance and reinsurance companies that own substantially all of its assets and conduct substantially all of its operations. Accordingly, AHL’s payment of dividends and ability to make timely payments on its debt obligations is dependent, to a significant extent, on the generation of cash flow by its subsidiaries and their ability to make such cash or other assets available to it, by dividend or otherwise. Dividends or distributions that may be paid by AHL’s insurance subsidiaries to it are limited or restricted by applicable insurance or other laws that are based in part on the prior year’s statutory income and surplus, or other sources. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity–Holding Company Liquidity.

AHL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable AHL to meet its obligations and pay dividends. In particular, as a condition to the New York State Department of Financial Services’ (NYSDFS) approval of our acquisition of ALICNY in connection with the broader Aviva USA acquisition, we agreed not to cause ALICNY to declare, distribute or pay any dividend for five years from the date of acquisition of control of ALICNY without the prior written consent of the NYSDFS, which period expires on October 2, 2018. Similarly, as a condition to the approval of the IID of our acquisition of Aviva USA’s Iowa-domiciled subsidiaries, we agreed not to cause AAIA to pay any dividend or other distribution to shareholders for five years, which period expires on August 15, 2018, without the prior approval of the IID. Further, any dividends paid to AHL by its U.S. subsidiaries would be subject to a 30% withholding tax under the Internal Revenue Code, which creates a significant disincentive for AHL’s subsidiaries to pay such dividends and could have the effect of significantly reducing dividends or other amounts payable to AHL by its U.S. subsidiaries. These limitations on AHL’s U.S. subsidiaries’ abilities to pay dividends to it as a shareholder may negatively impact AHL’s financial condition, results of operations and cash flows.

Each subsidiary is a distinct legal entity and legal and contractual restrictions may also limit AHL’s ability to obtain cash from its subsidiaries. In addition to the specific restrictions described above, AHL’s subsidiaries, as members of its insurance holding company system, are subject to various statutory and regulatory restrictions on their ability to pay dividends to AHL, as further described in Item 1. Business–Regulation–United States–Insurance Holding Company Regulation.

Item 1A.    Risk Factors

AHL may in the future incur indebtedness in order to pay dividends to shareholders. If AHL did determine to incur additional indebtedness in order to pay dividends, such dividends would be subject to the terms of AHL’s existing indebtedness as well as any credit agreement that AHL may enter into in the future. AHL does not currently anticipate paying any regular cash dividends on its common shares. Any decision to declare and pay dividends in the future will be made at the discretion of AHL’s board of directors and will depend on, among other things, AHL’s results of operations, financial condition, cash requirements, excess capital position, alternative uses of capital, contractual restrictions and other factors that AHL’s board of directors may deem relevant. Therefore, any return on investment in AHL’s common stock may be solely dependent upon the appreciation of the price of AHL’s common stock on the open market, which may not occur.

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

Item 1A.    Risk Factors

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

Indemnification of Directors

We have entered into indemnification agreements with our directors and officers which provide that we will indemnify our directors and officers or any person appointed to any committee by the board of directors acting in their capacity as such for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to Athene other than in respect of his own fraud or dishonesty. We are also required to indemnify our directors and officers in any proceeding in which they are successful. The indemnification agreements are limited to those payments that are lawful under Bermuda law.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We own our headquarters for U.S. operations, which is located in West Des Moines, IA and we lease our head office for Bermuda operations, which is located in Pembroke, Bermuda. Our Retirement Services segment includes our Iowa and Bermuda offices. We believe that for the foreseeable future our West Des Moines and Bermuda properties will be sufficient for us to conduct our current operations.

Item 3.    Legal Proceedings

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our FIA business. We cannot assure you that our insurance coverage will be adequate to cover all liabilities arising out of such claims. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims brought against us will not have a material effect on our financial condition, results of operations or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

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

For a description of certain legal proceedings affecting us, see Note 18 – Commitments and Contingencies – Litigations, Claims and Assessments to the consolidated financial statements.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common shares began trading on the NYSE under the symbol “ATH” on December 9, 2016.

The following table summarizes high and low closing prices for our Class A common shares on the NYSE for the periods indicated:

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$53.72	$54.30	$54.34	$55.02
Low	$45.90	$48.79	$48.85	$46.69

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$—	$—	$—	$47.99
Low	$—	$—	$—	$44.05

Shareholders

As of January 31, 2018, there were 142,449,265 Class A common shares outstanding and held of record by 495 shareholders, 47,421,940 Class B common shares outstanding and held of record by 13 shareholders, 3,388,890 Class M-1 common shares outstanding and held of record by 4 shareholders, 851,103 Class M-2 common shares outstanding and held of record by 2 shareholders, 1,088,000 Class M-3 common shares are outstanding and held of record by 3 shareholders, and 4,701,866 Class M-4 common shares outstanding and held of record by 120 shareholders.

Dividends

We do not currently pay dividends on any of our common shares and we currently intend to retain all available funds and any future earnings for use in the operation of our business. We may, however, pay cash dividends on our common shares, including our Class A common shares, in the future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal and regulatory requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. While we do not currently have any preference shares, if we issue such shares in the future, our board of directors may declare and pay a dividend on one or more classes of shares to the extent one or more classes of shares ranks senior to or has a priority over another class of shares. Our ability to pay dividends on our Class A common shares is limited by the terms of our existing indebtedness and may be restricted by the terms of any future credit agreement or any future debt or preferred securities of ours or of our subsidiaries. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources and Note 10 – Debt to the consolidated financial statements for further discussion.

Furthermore, AHL is a holding company and has no direct operations. All of AHL’s business operations are conducted through its subsidiaries. Any dividends AHL pays will depend upon its funds legally available for distribution, including dividends from its subsidiaries. AHL’s U.S. insurance subsidiaries are highly regulated and are required to comply with various conditions before they are able to pay dividends or make distributions to AHL. See Item 1. Business–Regulation and Note 16 – Statutory Requirements to the consolidated financial statements for further discussion. In addition, any dividends payable to AHL by its U.S. insurance subsidiaries, if permitted, would be subject to a withholding tax of up to 30%.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters–Share Incentive Plan Information for information regarding our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended December 31, 2017 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share[1]	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
October 1 – October 31, 2017	215	$53.84	—	$—
November 1 – November 30, 2017	18	$48.92	—	$—
December 1 – December 31, 2017	2,019	$51.50	—	$—

[1] Purchases relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

2 As of December 31, 2017, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.

Item 6.    Selected Financial Data

The following tables set forth our selected historical consolidated financial data, which should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. The information has been derived from our historical consolidated financial statements. In addition, the summary historical consolidated financial data presented below for the years ended December 31, 2014 and 2013 gives effect to the correction of certain immaterial errors. Our historical results are not necessarily indicative of future results.

	Years ended December 31,
(In millions, except percentages, share, and per share data)	2017[1]	2016[1]	2015[1,2]	2014	2013[2]
Consolidated Statements of Income Data
Total revenues	$8,727	$4,105	$2,618	$4,101	$1,748
Total benefits and expenses	7,192	3,389	2,028	3,577	762
Income before income taxes	1,535	716	590	524	986
Net income available to AHL shareholders	1,448	768	562	456	913
Adjusted operating income (a non-GAAP measure)	1,109	728	738	785	775
ROE	18.0%	12.6%	11.4%	12.5%	39.5%
ROE excluding AOCI (a non-GAAP measure)	20.3%	12.7%	11.9%	13.8%	42.1%
Adjusted operating ROE excluding AOCI (a non-GAAP measure)	15.5%	12.1%	15.6%	23.8%	35.7%
Earnings per share[3]
Basic	$7.41	$4.11	$3.21	$3.52	$8.04
Diluted – Class A common shares	$7.37	$4.02	$3.21	$3.47	$7.93
Adjusted operating earnings per share (a non-GAAP measure)	$5.66	$3.77	$4.21	$5.97	$6.73
Weighted average common shares outstanding
Basic[3]	195,334,176	186,751,109	175,091,802	129,519,108	113,506,457
Diluted – Class A common shares[3]	111,005,641	53,530,476	41,301,248	131,608,464	115,110,030
Adjusted operating common shares (a non-GAAP measure)[4]	195,884,650	193,371,496	175,178,648	131,608,464	115,110,030
	December 31,
	2017[1]	2016[1]	2015[1,2]	2014	2013[2]
Consolidated Balance Sheets Data
Investments, including related parties	$84,367	$72,433	$64,525	$60,631	$58,156
Investments of consolidated variable interest entities	859	901	1,565	3,409	4,348
Total assets	99,747	86,699	80,846	82,737	80,805
Interest sensitive contract liabilities	67,708	61,532	57,289	60,639	60,384
Future policy benefits	17,507	14,592	14,547	11,143	10,714
Notes payable, including related party notes payable	—	—	—	—	351
Borrowings of consolidated variable interest entities	—	—	500	2,017	2,413
Total liabilities	90,539	79,840	75,493	78,159	77,953
Total AHL shareholders’ equity	9,208	6,858	5,352	4,545	2,758
Book value per share	$46.76	$35.66	$28.76	$32.22	$23.96
Book value per share, excluding AOCI (a non-GAAP measure)	$39.58	$33.05	$30.04	$27.21	$22.34
Common shares outstanding[5]	196,905,841	192,315,819	186,115,240	141,035,628	115,099,947
Adjusted operating common shares outstanding (a non-GAAP measure)[4]	196,863,799	196,400,281	186,115,240	143,347,480	120,341,882

1 In the third quarter of 2015, we amended portions of reinsurance agreements between us and Global Atlantic, which changed the reinsurance agreements from funds withheld coinsurance to coinsurance agreements. In addition, beginning in the third quarter of 2015 and through the year ended December 31, 2017, we agreed to novate certain open blocks of business ceded to Global Atlantic. See Note 7 – Reinsurance of the consolidated financial statements.

[2] Reflects the acquisition of DLD from October 1, 2015 and the acquisition of Aviva USA from October 2, 2013.
[3] Basic earnings per share, including basic weighted average shares outstanding, includes all classes eligible to participate in dividends for each period presented. Diluted earnings per share on Class A shares, including diluted Class A weighted average shares outstanding, includes the dilutive impacts, if any, of Class B shares, Class M shares and any other stock-based awards. See Note 13 – Earnings Per Share of the consolidated financial statements for additional information regarding basic and diluted earnings per share.

[4] Represents Class A shares outstanding or weighted average shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A shares, including the impacts of Class B shares, Class M shares and any other stock-based awards. For December 31, 2015 and prior, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. See Note 12 – Stock-based Compensation of the consolidated financial statements for additional information regarding the IPO issuance restriction.

[5] Represents shares outstanding for all classes eligible to participate in dividends for each period presented. See Note 13 – Earnings Per Share of the consolidated financial statements for additional information regarding classes eligible to participate in dividends as of each period.

Item 6.    Selected Financial Data

Non-GAAP Measures—In addition to our results presented in accordance with GAAP, our results of operations include certain non-GAAP measures commonly used in our industry. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the GAAP measures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating and Non-GAAP Measures for additional discussions regarding non-GAAP measures.

The following are reconciliations of adjusted operating income, weighted average shares outstanding – adjusted operating, and adjusted operating earnings per share to their corresponding GAAP measures, net income available to AHL shareholders, basic weighted average shares outstanding – Class A common shares, and basic earnings per share – Class A common shares, respectively:

	Years ended December 31,
(In millions)	2017	2016	2015	2014	2013
Adjusted operating income	$1,109	$728	$738	$785	$775
Non-operating adjustments
Investment gains (losses), net of offsets	199	47	(56)	152	(5)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	266	95	(25)	(30)	154
Integration, restructuring and other non-operating expenses	(68)	(22)	(58)	(279)	(184)
Stock compensation expense	(33)	(82)	(67)	(148)	—
Bargain purchase gain	—	—	—	—	152
Income tax (expense) benefit – non-operating	(25)	2	30	(24)	21
Total non-operating adjustments	339	40	(176)	(329)	138
Net income available to AHL shareholders	$1,448	$768	$562	$456	$913

	Years ended December 31,
	2017	2016	2015	2014	2013
Basic weighted average shares outstanding – Class A	107,682,569	52,086,945	41,214,402	11,105,082	494,201
Conversion of Class B shares to Class A shares	81,596,697	134,445,840	133,877,400	118,414,026	113,012,256
Conversion of Class M shares to Class A shares	6,147,968	6,609,590	—	—	—
Effect of other stock compensation plans	457,416	229,121	86,846	11	9
Effect of equity swap	—	—	—	2,089,345	1,603,564
Weighted average shares outstanding – adjusted operating	195,884,650	193,371,496	175,178,648	131,608,464	115,110,030

	Years ended December 31,
	2017	2016	2015	2014	2013
Adjusted operating earnings per share	$5.66	$3.77	$4.21	$5.97	$6.73
Non-operating adjustments
Investment gains (losses), net of offsets	1.02	0.24	(0.33)	1.16	(0.04)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	1.36	0.50	(0.14)	(0.24)	1.33
Integration, restructuring and other non-operating expenses	(0.35)	(0.12)	(0.33)	(2.12)	(1.61)
Stock compensation expense	(0.17)	(0.42)	(0.38)	(1.12)	—
Bargain purchase gain	—	—	—	—	1.33
Income tax (expense) benefit – non-operating	(0.13)	0.01	0.17	(0.18)	0.19
Total non-operating adjustments	1.73	0.21	(1.01)	(2.50)	1.20
Effect of items convertible to or settled in Class A common shares	0.02	0.13	0.01	0.05	0.11
Basic earnings per share – Class A common shares	$7.41	$4.11	$3.21	$3.52	$8.04

Item 6.    Selected Financial Data

The following is a reconciliation of total AHL shareholders’ equity excluding AOCI, which is used in calculating ROE excluding AOCI and book value per share excluding AOCI, to its corresponding GAAP measure, total AHL shareholders’ equity:

	December 31,
(In millions)	2017	2016	2015	2014	2013
Total AHL shareholders’ equity	$9,208	$6,858	$5,352	$4,545	$2,758
Less: AOCI	1,415	367	(237)	644	70
Total AHL shareholders’ equity excluding AOCI	$7,793	$6,491	$5,589	$3,901	$2,688

The following is a reconciliation of adjusted operating common shares outstanding to its corresponding GAAP measure, Class A common shares outstanding.

	December 31,
	2017	2016	2015	2014	2013
Class A common shares outstanding	142,156,255	77,035,785	50,151,265	15,752,736	494,200
Conversion of Class B shares to Class A shares	47,422,399	111,805,829	135,963,975	125,282,892	114,605,747
Conversion of Class M shares to Class A shares	6,371,502	6,809,252	—	—	—
Effect of other stock compensation plans	913,643	749,415	—	—	—
Effect of equity swap	—	—	—	2,311,852	5,241,935
Adjusted operating common shares outstanding	196,863,799	196,400,281	186,115,240	143,347,480	120,341,882

The following is a reconciliation of book value per share excluding AOCI to its corresponding GAAP measure, book value per share.

	December 31,
	2017	2016	2015	2014	2013
Book value per share	$46.76	$35.66	$28.76	$32.22	$23.96
AOCI	(7.19)	(1.91)	1.28	(4.56)	(0.60)
Effect of items convertible to or settled in Class A common shares	0.01	(0.70)	—	(0.45)	(1.02)
Book value per share excluding AOCI	$39.58	$33.05	$30.04	$27.21	$22.34

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Forward-Looking Statements, Item 1A. Risk Factors, Item 6. Selected Financial Data, and Item 8. Financial Statements included within this report.

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals around the world as well as Apollo’s global asset management infrastructure that, as of December 31, 2017, supported more than $248 billion of AUM across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries’ headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and as of December 31, 2017, have an expected annual investment margin of 2-3% over the 8.2 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. As of December 31, 2017, the weighted-average life all products, excluding Germany, which includes deferred annuities, payout annuities, PRT obligations, funding agreements and other products was 9.2 years.

We are diligent in setting our return targets based on market conditions and risks inherent to our products offered and acquisitions or block reinsurance transactions.  Specific return targets are established with due consideration to the facts and circumstances surrounding each growth opportunity and may be higher or lower than those that we target more generally. Factors that we consider in establishing return targets for a given growth opportunity include, but are not limited to, the certainty of the return profile, the strategic nature of the opportunity, the size and scale of the opportunity, the alignment and fit of the opportunity with our existing business, the opportunity for risk diversification and the existence of increased opportunities for higher returns or growth. If market conditions or risks inherent to a product or transaction create return profiles that are not acceptable to us, we generally will not sacrifice our profitability merely to facilitate growth

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations which issue and reinsure retirement savings products and institutional products. Corporate and Other includes certain other operations related to our corporate activities and our former German operations, which is primarily comprised of participating long-duration savings products.

Our consolidated ROE for the year ended December 31, 2017 was 18.0% and our consolidated adjusted operating ROE excluding AOCI was 15.5%. As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the year ended December 31, 2017, in our Retirement Services segment, we generated an investment margin on deferred annuities of 2.82% and adjusted operating ROE excluding AOCI of 22.0%. We currently maintain what we believe to be high capital ratios for our rating and, as of December 31, 2017, hold more than $1.5 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities.

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $11.5 billion, $8.8 billion and $5.8 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $5.8 billion, $5.4 billion and $5.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We believe that our improving credit profile, our current product offerings, product design capabilities and our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite, and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions.

We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel we had fixed annuity sales of $5.4 billion, $5.3 billion and $2.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 65 IMOs and more than 34,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, and as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $875 million, $3.5 billion and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. We believe the decrease in flow reinsurance has been impacted by the recent decline in overall MYGA volumes reflective of tighter investment spreads, the recent stock market rally and expectations of higher interest rates. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our improving credit profile will help us attract additional reinsurance partners. Within our institutional channel, we generated deposits of $5.3 billion, $0 million and $250 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our ability to issue funding agreements, namely those issued through our FABN program, has benefited from our public company status and improving credit profile, allowing us to generate deposits in the aggregate principal amount of $3.0 billion, $0 million and $250 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, growth in our institutional channel was attributed to our entry into the PRT market in 2017, during which we closed four transactions and issued group annuity contracts in the aggregate principal amount of $2.3 billion. We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and by continuing to engage in PRT transactions.

Acquisition Summary Included in Results of Operations

On October 1, 2015, we acquired 100% of the outstanding shares of DLD from Delta Lloyd N.V., an Amsterdam-based financial services provider. As a result of the acquisition, we acquired $5.9 billion of assets and $5.9 billion of liabilities (as of the acquisition date) and began operating in Germany. The impact of this transaction has an effect on the comparability of our historical results. For this reason in particular, historical discussions of changes between periods are not necessarily indicative of future results. To enhance comparability of December 31, 2017, 2016 and 2015 results, we highlight the financial results applicable to the acquisition of DLD where meaningful.

On January 1, 2018, in connection with the closing of the AGER Offering, our equity interest in the AGER Group was exchanged for common shares of AGER. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further details of the deconsolidation of our German operations. Since the deconsolidation did not occur until January 1, 2018, AGER remains consolidated in our financial results and within Corporate and Other for segment reporting for the years ended December 31, 2017, 2016 and 2015. Our future results will reflect our investment in AGER as an alternative investment.

Industry Trends and Competition

Market Conditions

Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. A general economic slowdown could adversely affect us in the form of changes in consumer behavior and decreases in the returns on and value of our investment portfolio. Concerns over U.S. economic growth rates, unemployment, inflation levels, low or negative interest rates, the U.S. housing market, future fiscal policies, geopolitical issues, stability of the EU, currency fluctuations and volatility, and the availability and cost of credit may contribute to increased volatility for the economy and the markets. Global economic growth rates and resultant diverging paths of monetary policy could increase volatility in the credit markets, potentially impacting the availability and cost of credit. Factors such as equity prices, equity market volatility, interest rates, counterparty risks, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations (including laws relating to the financial markets generally or the taxation or regulation of the insurance industry), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including governmental instability, wars, terrorist acts or security operations) can have a material impact on the value of our investment portfolio and our ability to sell our products. We continuously monitor and enhance our product portfolio with regards to changes in the economic environment, the behavior of customers and other factors, including mortality rates, morbidity rates, cap rates, rollup rates, annuitization rates and lapse rates, which can vary in response to changes in market conditions. We believe continued economic growth, stable financial markets and a potentially rising interest rate environment may ultimately enhance the attractiveness of our product portfolio. However, we remain exposed to potential slowdowns in economic activity, which could be characterized by rising unemployment, falling interest rates, widening credit spreads and an increase in corporate credit and real estate-related defaults.

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve increasing federal funds rates in March, June and again in December 2017, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through ALM modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows to within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $22.8 billion of floating rate investments, or approximately 28% of our total invested assets as of December 31, 2017. As part of our reinvestment strategy for the investment portfolios of our acquired companies, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of December 31, 2017, most of our products were fixed annuities with approximately 35% of our FIAs at the minimum guarantees and approximately 48% of our fixed rate annuities at the minimum crediting rates. As of December 31, 2017, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 85 to 95 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risks, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Demographics

Over the next four decades, the retirement-age population is expected to experience unprecedented growth. Technological advances and improvements in healthcare are projected to continue to contribute to increasing average life expectancy, and aging individuals must be prepared to fund retirement periods that will last longer than ever before. Further, many working households in the United States do not have adequate retirement savings. As a tool for addressing the unmet need for retirement planning, we believe that many Americans have begun to look to tax-efficient savings products with low-risk or guaranteed return features and potential equity market upside. Our tax-efficient savings products are well positioned to meet this increasing customer demand.

We believe that our strong presence in the FIA market and strength of our relationships with IMOs position us to effectively serve consumers’ demand in the rapidly growing retirement savings market. We expect that our retail channel will continue to benefit from our improving credit profile and recent product launches. We believe this should help us to grow sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We also believe that our improving credit profile has enabled and will continue to enable us to increase penetration in our existing organic channels, such as flow reinsurance and funding agreements, while also helping us to increase our presence in the PRT market.

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

It is unclear at this time what impact, if any, the Tax Act will have on the competitive environment of the markets in which we compete. If U.S.-based competitors use some or all of their tax savings to offset reductions in product pricing, we could see increased price competition, which would place downward pressure on our return targets and on volumes within each of our distribution channels. See Item 1. Business–Regulation–United States–Tax Reform.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed annuity market sales in the United States were $81.7 billion for the nine months ended September 30, 2017, an 11.0% decrease from the same time period in 2016. This decrease was driven by a decrease in traditional fixed rate deferred annuities of $4.3 billion, or 13.9% over prior year fixed rate deferred annuities, and a decrease in FIA products of $4.0 billion, or 8.5% over prior year FIAs. In the total fixed annuity market, for the nine months ended September 30, 2017 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales with a 5.0% market share and $4.1 billion in sales. For the nine months ended September 30, 2016, our market share was 4.2% with sales of $3.8 billion.

FIAs are one of the fastest growing annuity products having grown from $27.3 billion in 2005 to $60.9 billion in sales for the year ended December 31, 2016. According to LIMRA, for the nine months ended September 30, 2017 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs in terms of sales, and our market share for the same period was 8.6% with sales of $3.7 billion. For the nine months ended September 30, 2016, we were the 3rd largest provider of FIAs in terms of sales, and our market share was 6.9% with sales of $3.2 billion.

Regulatory Developments

We continue to face material uncertainty regarding the substance and timing of the DOL fiduciary rule and regarding the ultimate impacts of tax reform to our business. See Item 1. Business–Regulation–United States–ERISA for further discussion regarding the DOL fiduciary rule.

Tax Reform

On December 22, 2017, President Trump signed the Tax Act into law, which introduced significant changes to the Internal Revenue Code. While our expectations may be subject to change as we continue to evaluate the impact of the Tax Act on our business, we expect the following notable impacts:

•
Overall tax rate – Although the Tax Act reduces corporate income tax rates to 21% beginning in 2018, it also imposes a new minimum tax, referred to as the BEAT, which taxes modified taxable income at a rate of 5% beginning in 2018, increasing to 10% in 2019 and 12.5% in 2026. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits). The BEAT is expected to apply to our U.S. subsidiaries with respect to payments to our Bermuda subsidiary, ALRe. The BEAT does not apply to premium paid to ALRe directly by unaffiliated ceding companies or investment income earned on ALRe’s surplus assets, which together currently represent approximately 15-20% of our pre-tax income. In addition to the BEAT, the 1% excise tax (which is included in policy and other operating expenses on the consolidated statements of income) that we currently pay will remain in place for reinsurance payments to ALRe.

Within the context of affiliated modco arrangements, which is how much of our internal reinsurance is structured, it is our belief that the BEAT was generally intended to require the add back of the net amount paid or accrued by our U.S. subsidiaries to ALRe for premiums, investment income, reserve changes, other consideration and expenses (net basis). However, there is significant uncertainty regarding the computation of the BEAT in the context of affiliated modco arrangements, including whether the BEAT applies on a net basis or instead requires the add back of the gross amount paid or accrued, without reduction for claims or other expenses. In light of this uncertainty, we have begun to take actions that would allow us to mitigate the potential effect of the BEAT on our results of operations should the BEAT require the add back of the gross amounts in this manner. Depending on the ultimate interpretation of the Tax Act and the actions that we take, we currently expect that our overall tax rate will be between 12 – 16%, on average, beginning in 2019. Until there is more clarity regarding the computation of the BEAT in the context of modco arrangements, we anticipate that our 2018 annual financial results will reflect an overall tax rate of approximately 14 – 15%.

The estimated future overall tax rates presented above incorporate various assumptions and actual results may vary. See Item 1A. Risk Factors–Risks Relating to Our Business–Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results and Item IA. Risk Factors–Risks Relating to Taxation–Our efforts to mitigate the cost of the BEAT may be unnecessary, ineffective or counterproductive.

•
Risk-based capital – Depending on the reaction of the NAIC to the passage of the Tax Act, the change in the corporate income tax rate from 35% to 21% could result in a reduction of our RBC ratios. At present, the NAIC RBC calculations employ the statutory corporate tax rate of 35% in calculating several aspects of RBC. If the NAIC RBC calculations simply employ the new statutory corporate tax rate of 21% with no other adjustments, our RBC ratios, along with those of other fixed annuity writers and life insurers in general, are expected to decrease. If such were the case as of December 31, 2017, we estimate the decrease to our overall NAIC RBC ratios would have been approximately 10 – 15%. Our capital ratios under the various rating agency models are not expected to be materially impacted by the change in tax rate, and those models are an important consideration in determining the appropriate levels of capital to run our business. Our initial assessment of the level of capital that we deem appropriate to run our business has not been impacted materially by the change in tax rate.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Deferred tax assets and liabilities – As a result of the reduction in the corporate income tax rate, we recorded a $7 million decrease to our deferred tax liability in our consolidated financial statements as of December 31, 2017. See Note 15 – Income Taxes to the consolidated financial statements.

•
Target returns – Historically, we have generally targeted mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. The Tax Act may alter the way that we price our products or otherwise impact targeted returns on organic production and may further affect the returns that we target for sources of inorganic growth, in each case, potentially resulting in a decrease of our targeted returns on a temporary or permanent basis. In addition, we expect that the Tax Act will cause a reduction of the returns that we realize on our in-force business.

Other provisions of the Tax Act could significantly increase the tax liability of our U.S. subsidiaries in future tax periods by accelerating items of income or deferring deductions. Although the acceleration of an item of income or deferral of a deduction in one tax period allows a taxpayer to recognize less taxable income in a future period, there can be no assurance that we will be able to utilize any resulting deferred tax assets in future tax periods.

The foregoing represents our initial expectations of certain of the effects of the Tax Act and may be subject to change as additional guidance is made available and as we continue to evaluate the effect of this legislation on our business. See Item 1A. Risk Factors–Risks Relating to Taxation for further information on how the Tax Act could impact us.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, our results of operations include certain non-GAAP measures commonly used in our industry. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring and certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period-to-period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the GAAP measures.

Adjusted Operating Income

Adjusted operating income (formerly operating income, net of tax) is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our adjusted operating income equals net income available to AHL’s shareholders adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Integration, Restructuring, and Other Non-operating Expenses—Integration, restructuring, and other non-operating expenses consist of restructuring and integration expenses related to acquisitions and block reinsurance costs as well as certain other expenses which are not part of our core operations or likely to re-occur in the foreseeable future.

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

•
Income Taxes (Expense) Benefit – Non-operating—The non-operating income tax expense is comprised of the appropriate jurisdiction’s tax rate applied to the non-operating adjustments that are subject to income tax.

We consider these non-operating adjustments to be meaningful adjustments to net income available to AHL’s shareholders for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is effective in analyzing the trends in our results of operations. Together with net income available to AHL’s shareholders, we believe adjusted operating income, provides a meaningful financial metric that helps investors understand our underlying results and profitability. Adjusted operating income, should not be used as a substitute for net income available to AHL’s shareholders.

ROE Excluding AOCI and Adjusted Operating ROE Excluding AOCI

ROE excluding AOCI and adjusted operating ROE excluding AOCI are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI. AOCI fluctuates period-to-period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Once we have reinvested acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current adjusted operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI is useful in analyzing the trends of our operations. To enhance the ability to analyze these measures across periods, interim periods are annualized. ROE excluding AOCI and adjusted operating ROE excluding AOCI should not be used as a substitute for ROE. However, we believe the adjustments to equity are significant to gaining an understanding of our overall results of operations.

Adjusted Operating Earnings Per Share, Weighted Average Shares Outstanding - Adjusted Operating and Book Value Per Share Excluding AOCI

Adjusted operating earnings per share, weighted average shares outstanding - adjusted operating and book value per share excluding AOCI are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represent an economic view of our share counts and provide a simplified and consistent view of our outstanding shares. Adjusted operating earnings per share is calculated as the adjusted operating income, over the weighted average shares outstanding - adjusted operating. Book value per share excluding AOCI is calculated as the ending AHL shareholders’ equity excluding AOCI divided by the adjusted operating common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and settlement of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive they are excluded. Weighted average shares outstanding - adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings per share, weighted average shares outstanding - adjusted operating and book value per share excluding AOCI should not be used as a substitute for basic earnings per share - Class A common shares, basic weighted average shares outstanding - Class A or book value per share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 76% of our Retirement Services reserve liabilities as of December 31, 2017. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

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

Reserve Liabilities

In managing our business we also analyze reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Reserve liabilities represents our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Reserve liabilities includes (a) the interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Years ended December 31,
(In millions, except percentages)	2017	2016	2015
Revenues	$8,727	$4,105	$2,618
Benefits and expenses	7,192	3,389	2,028
Income before income taxes	1,535	716	590
Income tax expense (benefit)	87	(52)	12
Net income	1,448	768	578
Less: Net income attributable to noncontrolling interests	—	—	16
Net income available to AHL shareholders	$1,448	$768	$562

Adjusted operating income by segment
Retirement Services	$1,092	$777	$767
Corporate and Other	17	(49)	(29)
Adjusted operating income	1,109	728	738
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	137	77	83
Unrealized, impairments, and other investment gains (losses)	(7)	(56)	(30)
Assumed modco and funds withheld reinsurance embedded derivatives	152	68	(75)
Offsets to investment gains (losses)	(83)	(42)	(34)
Investment gains (losses), net of offsets	199	47	(56)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	266	95	(25)
Integration, restructuring and other non-operating expenses	(68)	(22)	(58)
Stock compensation expense	(33)	(82)	(67)
Income tax (expense) benefit – non-operating	(25)	2	30
Total non-operating adjustments	339	40	(176)
Net income available to AHL shareholders	$1,448	$768	$562

ROE	18.0%	12.6%	11.4%
ROE excluding AOCI	20.3%	12.7%	11.9%
Adjusted operating ROE excluding AOCI	15.5%	12.1%	15.6%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

In this section, references to 2017 refer to the year ended December 31, 2017 and references to 2016 refer to the year ended December 31, 2016.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $680 million, or 89%, to $1.4 billion in 2017 from $768 million in 2016. ROE and ROE excluding AOCI increased to 18.0% and 20.3%, respectively, from 12.6% and 12.7% in 2016, respectively. The increase in net income available to AHL shareholders was driven by a $381 million increase in adjusted operating income, a favorable net change in FIA derivatives, favorable assumed reinsurance embedded derivative impacts and a $50 million gain on the sale of equity securities. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked, partially offset by an unfavorable decrease in discount rates. Assumed reinsurance embedded derivative impacts were favorable due to RMBS credit spreads tightening.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income

Adjusted operating income increased by $381 million, or 52%, to $1.1 billion in 2017 from $728 million in 2016. Adjusted operating ROE excluding AOCI was 15.5%, up from 12.1% in the prior period. The increase in adjusted operating income, was primarily driven by a strong increase in investment income and lower other liability costs, partially offset by higher income tax expense attributed to the 2016 deferred tax valuation allowance release of $102 million as well as higher operating expenses. The increase in net investment earnings was primarily due to growth in our Retirement Services invested assets of $9.4 billion, higher short-term interest rates resulting in higher floating rate investment income and higher alternative investment income, partially offset by lower bond call income. The higher alternative investment income was driven by a decline in the 2016 market value of public equity positions in one of our funds, higher real estate income and higher AmeriHome income, partially offset by lower credit fund income, lower hedge fund income as well as 2016 benefiting from an increase in the fair value of certain underlying investments of three funds which reflected the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value. Cost of crediting was higher by $47 million due to growth in our deferred annuity block of business which was partially offset by rate actions and lower option costs. The lower other liability costs were primarily due to lower DAC, DSI, VOBA amortization and rider reserves attributed to unlocking of assumptions and favorable equity market performance and immaterial out of period adjustments, partially offset by growth in the block of business.

Our consolidated net investment earned rate was 4.47% in 2017, an increase from 4.35% in 2016, primarily attributed to strong performance from our fixed and other investment portfolios and our alternative investment portfolio. Our alternative investment net investment earned rate was 8.72% in 2017, an increase from 7.64% in 2016, primarily attributed to the lower alternative returns in 2016 due to a decline in the market value of public equity positions in one of our funds, higher real estate income and higher AmeriHome income, partially offset by lower credit fund income, lower hedge fund income as well as 2016 benefiting from an increase in the fair value of certain underlying investments of three funds which reflected the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value.

Revenues

Total revenue increased by $4.6 billion to $8.7 billion in 2017 from $4.1 billion in 2016. The increase was driven by an increase in premiums, favorable changes in investment related gains and losses, an increase in net investment income and an increase in VIE investment related gains and losses.

Premiums increased by $2.2 billion to $2.5 billion in 2017 from $240 million in 2016, driven by $2.3 billion of premiums from PRT transactions as we entered the PRT market in 2017.

Investment related gains and losses increased by $1.9 billion to $2.6 billion in 2017 from $652 million in 2016, primarily due to the change in fair value of FIA hedging derivatives, the change in assumed reinsurance embedded derivatives, and higher realized gains on AFS securities. The change in fair value of FIA hedging derivatives increased by $1.6 billion driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 19.4% increase in 2017, compared to an 9.5% increase in 2016. The assumed reinsurance embedded derivatives increased by $145 million driven by unrealized gains due to credit spreads tightening primarily on RMBS as well as a favorable change in FIA hedging derivatives backing the reinsurance block as well as growth in the reinsurance block. Realized gains on AFS securities increased primarily due to a $50 million gain on the sale of equity securities.

Net investment income increased by $355 million to $3.3 billion in 2017 from $2.9 billion in 2016, primarily driven by a strong increase in fixed and other investment income driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits during the year, and higher short-term interest rates resulting in higher floating rate investment income, partially offset by lower bond call income.

VIE investment related gains and losses increased by $88 million to $35 million in 2017 from $(53) million in 2016, primarily driven by losses in 2016 resulting from a decline in market value of public equity positions in one of our funds, partially offset by 2016 benefiting from an increase of $82 million in the fair value of certain underlying investments in three of our consolidated VIEs, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value.

Benefits and Expenses

Total benefits and expenses increased by $3.8 billion to $7.2 billion in 2017 from $3.4 billion in 2016. The increase was driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in DAC, DSI and VOBA amortization, an increase in dividends payable to policyholders and higher policy and other operating expenses.

Interest sensitive contract benefits increased by $1.5 billion to $2.8 billion in 2017 from $1.3 billion in 2016, primarily due to the change in FIA fair value embedded derivatives and higher interest credited to policyholders related to strong growth in deposits. The change in FIA fair value embedded derivatives increased by $1.5 billion primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 19.4% increase in 2017, compared to a 9.5% increase in 2016. Additionally, the FIA fair value embedded derivatives were impacted by a decrease in discount rates used in our embedded derivative calculations compared to 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits increased by $2.1 billion to $3.2 billion in 2017 from $1.1 billion in 2016, primarily attributable to $2.3 billion of policyholder obligations from our PRT transactions, partially offset by a favorable change in the rider reserves. The favorable change in rider reserves of $155 million was primarily driven by a decrease related to our annual unlocking of assumptions of $84 million and favorable equity market performance compared to 2016 resulting in increased index credits to policyholder accounts, which lowered the amount needed to fund the rider reserve. The favorable change in rider reserves was partially offset by growth in the block of business and an increase related to the net change in FIA derivatives. Unlocking in 2017 was unfavorable $49 million related to impacts of the net investment earned rate and mortality assumptions, while 2016 unlocking impacts were unfavorable by $133 million.

DAC, DSI and VOBA amortization increased by $56 million to $413 million in 2017 from $357 million in 2016, primarily due to an increase related to the net change in FIA derivatives and growth in the DAC asset balance related to block growth, partially offset by $54 million favorable change in unlocking of assumptions as well as favorable equity market performance. Unlocking in 2017 was favorable $16 million primarily related to impacts of the net investment earned rate and mortality assumptions, while the 2016 unlocking impacts were unfavorable by $38 million.

Dividends to policyholders increased by $81 million to $118 million in 2017 from $37 million in 2016, primarily attributed to higher Germany dividends to policyholders due to higher participation in realized gains in 2017 and unrealized gains related to foreign currency forwards.

Policy and other operating expenses increased by $45 million to $672 million in 2017 from $627 million in 2016, primarily attributed to higher integration, restructuring and other non-operating expenses mainly due to Germany restructuring costs, and higher costs associated with acquisition and block reinsurance opportunities in 2017, partially offset by lower stock compensation expense due to the accelerated vesting of Class M restricted shares in 2016. The remaining increase was primarily attributed to growing our business and expanding our distribution channels.

Taxes

Income tax expense increased by $139 million to $87 million in 2017 from a benefit of $52 million in 2016. The increase was primarily driven by the release of a deferred tax valuation allowance in 2016 of $102 million related to a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses. Additionally, the increase in income tax expense was attributed to an increase in income subject to U.S. income taxes of $138 million, or approximately $49 million increase of tax based on a 35% U.S. statutory rate, primarily driven by higher investment realized gains, higher net change in FIA derivatives and favorable and lower DAC, DSI, VOBA and rider reserves attributed to unlocking of assumptions and favorable equity market performance. The impact from U.S. tax reform enacted in December of 2017 was a benefit to net income of $7 million due to the lower U.S. tax rate impacts on our net deferred tax liabilities at the date of enactment.

Our effective tax rates were 6% in 2017 and (7)% in 2016. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

In this section, references to 2016 refer to the year ended December 31, 2016 and references to 2015 refer to the year ended December 31, 2015.

Net Income Available to AHL Shareholders

Net income available to AHL shareholders increased by $206 million, or 37%, to $768 million in 2016 from $562 million in 2015. ROE and ROE excluding AOCI increased to 12.6% and 12.7%, respectively, from 11.4% and 11.9% in 2015, respectively, benefiting from the increase in net income available to AHL shareholders. ROE and ROE excluding AOCI were each adversely impacted by our drawing of the remaining $1.1 billion of capital raise proceeds in April 2015, catalyzing a ratings upgrade and providing us with significant excess capital to reinvest into market opportunities. The increase in net income available to AHL shareholders was driven by a strong increase in net investment income, a favorable net change in FIA derivatives, a favorable change in assumed reinsurance embedded derivatives and a release of a deferred tax valuation allowance. The increase in net investment income was primarily driven by higher bond call and mortgage prepayment income, earnings from growth in our investment portfolio reflecting strong growth in deposits, the reinvestment of the Aviva USA acquired investments into higher yielding investments during 2015 and an increase in alternative investment income. The net change in FIA derivatives was primarily driven by the performance of the equity indices to which our FIA policies are linked. The change in assumed reinsurance embedded derivatives was driven by credit spreads tightening in 2016 compared to credit spreads widening in 2015.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income

Adjusted operating income decreased by $10 million, or 1%, to $728 million in 2016 from $738 million in 2015. Adjusted operating ROE excluding AOCI was 12.1%, down from 15.6% in the prior period, as we drew the remaining $1.1 billion of capital raise proceeds in April 2015, catalyzing a ratings upgrade and providing us with significant excess capital to reinvest into market opportunities. The decrease in adjusted operating income was primarily driven by an unfavorable change of $182 million attributed to our annual unlocking of assumptions in our rider reserves and our DAC, DSI and VOBA assets, combining for an expense of $158 million in 2016 compared to a benefit of $24 million in 2015. A higher cost of crediting due to higher option costs and a change in the mix of business related to MYGA growth, an increase in DAC and VOBA amortization related to growth in our FIA block of business, an unfavorable change in rider reserves primarily due to higher than expected persistency as well as higher operating expenses attributed to growing our business and expanding our distribution channels, also contributed to the decrease in adjusted operating income.

These decreases were offset by an increase in fixed income and other investment income, an increase in alternative investment income and a tax benefit of $102 million related to the release of a deferred tax valuation allowance. The increase in fixed income and other investment income was due to higher bond call and mortgage prepayment income, earnings from growth in our Retirement Services invested assets of $4.9 billion over the prior period reflecting strong growth in deposits, and the reinvestment of the Aviva USA acquired investments. The increase in alternative investment income was driven by higher credit fund income due to credit spread tightening in 2016 compared to credit spreads widening in 2015 and a $60 million favorable increase in the fair value of certain underlying investments in three of our funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, resulting in $82 million of gains in 2016 compared to $22 million of gains in 2015, which were partially offset by the decline in market value of public equity positions in one of our funds.

Our consolidated net investment earned rate was 4.35% in 2016, an increase from 4.24% in 2015, primarily attributed to a strong increase in our fixed income and other investment portfolios driven by higher bond call and mortgage prepayment income and the reinvestment of the Aviva USA acquired investments into higher yielding investments. These increases were partially offset by a decrease of approximately 18 basis points related to the acquisition of DLD which contributed lower net investment earned rates reflecting the different economic environment and the yield adjustments related to purchase accounting. Our alternative investment net investment earned rate was 7.64% in 2016, an increase from 6.22% in 2015, primarily attributed to higher credit fund income and a favorable increase in the fair value of three of our investment funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, partially offset by the decline in market value of public equity positions in one of our funds.

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

Net investment income increased by $404 million to $2.9 billion in 2016 from $2.5 billion in 2015, primarily driven by a strong increase in fixed income and other investment income, an increase in alternative investment income and the acquisition of DLD in October 2015 contributing $72 million of higher net investment income in 2016 compared to one quarter in 2015. The increase in fixed income and other investment income was driven by higher bond call and mortgage prepayment income of $74 million in 2016 compared to 2015, earnings from growth in our investment portfolio attributed to strong growth in deposits and the reinvestment of the Aviva USA acquired investments into higher yielding strategies. The increase in alternative investment income was primarily driven by higher credit fund income due to credit spread tightening in 2016 compared to compared to credit spreads widening in 2015.

Premiums increased by $45 million to $240 million in 2016 from $195 million in 2015, primarily due to the acquisition of DLD contributing an increase of $113 million of premiums in 2016, compared to one quarter in 2015. The increase was partially offset by a decrease in AmerUs Closed Block premiums as well as a decrease in other life premiums.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Interest sensitive contract benefits increased by $607 million to $1.3 billion in 2016 from $689 million in 2015, primarily due to the change in FIA fair value embedded derivatives and higher interest credited to policyholders related to strong growth in deposits and a change in the mix of business related to MYGA growth. The change in FIA fair value embedded derivatives increased by $566 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 9.5% increase in 2016, compared to a 0.7% decrease in 2015. Also contributing to the increase was a decrease in the discount rates used in our embedded derivative calculations which increased the FIA embedded derivatives in 2016 compared to an increase in discount rates in 2015 partially offset by a decrease in the credit spread, included in the discount rate determination, following our rating upgrades to A- in the second quarter of 2015.

Future policy and other policy benefits increased by $541 million to $1.1 billion in 2016 from $518 million in 2015, primarily attributable to an unfavorable change in the rider reserves, an increase in the change in AmerUs Closed Block fair value liability, 2015 benefiting from favorable mortality experience and the acquisition of DLD, which increased our benefits by $163 million in 2016 compared to one quarter in 2015. The unfavorable change in rider reserves of $254 million was driven by the unfavorable change of $181 million attributed to our annual unlocking of assumptions. The unlocking impacts in 2016 of $133 million related to a decrease in projected net investment earned rates and lower projected lapse rate assumptions while the 2015 unlocking impacts were favorable by $48 million. The remaining unfavorable change in rider reserves was attributed to an increase in gross profits in 2016 and higher than expected persistency increasing the projected excess benefits, partially offset by favorable equity market performance in 2016 compared to 2015. The increase in the change in AmerUs Closed Block fair value liability of $159 million was primarily driven by the increase in unrealized gains on the underlying investments driven by credit spreads tightening in 2016 compared to credit spreads widening in 2015. We have elected the fair value option to value the AmerUs Closed Block whereby the fair value of liabilities is the sum of the fair value of the assets plus our cost of capital in the AmerUs Closed Block.

DAC, DSI and VOBA amortization increased by $130 million to $357 million in 2016 from $227 million in 2015, primarily attributable to growth in the FIA block increasing our DAC asset, an increase in gross profits in 2016 and the $3 million unfavorable change in unlocking of assumptions of our DAC, DSI and VOBA assets. The unlocking impacts in 2016 of $38 million primarily related to a decrease in projected net investment earned rates partially offset by lower projected lapse rate assumptions while the 2015 unlocking impacts were unfavorable by $35 million.

Policy and other operating expenses increased by $78 million to $627 million in 2016 from $549 million in 2015, primarily attributed to growing our business, expanding our distribution channels, an increase in stock compensation expense, project spend and expenses attributable to our Germany operations. These increases were partially offset by lower integration expenses related to the acquisition of DLD in the prior period.

Taxes

Income tax expense (benefit) decreased by $64 million to $(52) million in 2016 from $12 million in 2015. The decrease was primarily driven by the change in deferred tax valuation allowance of $110 million in 2016 compared to 2015. The decrease in income tax expense was partially offset by an increase in U.S. income subject to U.S. income tax of $61 million, or approximately $21 million of tax based on a 35% U.S. statutory rate, primarily driven by an increase in net investment income and the favorable net change in FIA derivatives. During 2016, we identified a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses, which are scheduled to expire beginning in 2022, and other deductible temporary differences. As a result, we released $102 million of deferred tax valuation allowance, as it is more likely than not that these attributes will be realized. During 2016, we also released $11 million of deferred tax valuation allowance related to our Germany operations as a result of an increase in future projected income for such operations.

Our effective tax rates were (7)% in 2016 and 2% in 2015. Our effective tax rates may vary year-to-year depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income by segment:

	Years ended December 31,
(In millions, except percentages)	2017	2016	2015
Adjusted operating income by segment
Retirement Services	$1,092	$777	$767
Corporate and Other	17	(49)	(29)
Adjusted operating income	$1,109	$728	$738

Retirement Services adjusted operating ROE excluding AOCI	22.0%	18.5%	22.7%

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

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Adjusted Operating Income

Adjusted operating income increased by $315 million, or 41%, to $1.1 billion in 2017, from $777 million in 2016. Adjusted operating ROE excluding AOCI was 22.0%, up from 18.5% in the prior period. The increase in adjusted operating income was primarily driven by an increase in fixed and other investment income and lower other liability costs, partially offset by higher adjusted operating income tax expense attributed to the 2016 deferred tax valuation allowance release of $102 million, lower alternative investment income and higher cost of crediting.

Net investment earnings increased $288 million driven primarily by earnings from growth in invested assets of $9.4 billion attributed to a strong increase in deposits during the year and higher short-term interest rates resulting in higher floating rate investment income, partially offset by lower bond call income. Alternative investment income was lower mainly driven by 2016 benefiting from a $37 million increase in the fair value of MidCap and a $15 million increase of certain underlying investments of another fund which reflected the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value, as well as lower hedge fund income, partially offset by 2017 reflecting higher real estate income and higher AmeriHome income.

Other liability costs decreased $190 million driven by lower unlocking of assumptions, $100 million lower rider reserves and DAC amortization related to favorable equity market performance impacts and immaterial actuarial out of period adjustments, partially offset by growth in the block of business. Our annual unlocking of assumptions resulted in an increase to other liability costs of $20 million compared to an increase of $158 million in the prior year.

Cost of crediting increased $47 million driven by growth in our deferred annuity block of business which was partially offset by rate actions and lower option costs.

Investment Margin on Deferred Annuities

	Years ended December 31,
	2017	2016
Net investment earned rate	4.70%	4.72%
Cost of crediting	1.88%	1.96%
Investment margin on deferred annuities	2.82%	2.76%

Investment margin on deferred annuities increased by 6 basis points to 2.82% in 2017, from 2.76% in 2016. The increase in the investment margin on deferred annuities was driven by a favorable decrease in cost of crediting of 8 basis points, partially offset by a slight decrease in net investment earned rate of 2 basis points.

Cost of crediting on deferred annuities decreased by 8 basis points to 1.88% in 2017, from 1.96% in 2016. The decrease in cost of crediting was driven by rate actions and lower option costs. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate decreased by 2 basis points to 4.70% from 4.72% in 2016. Although fixed and other investment net investment earned rates increased over the prior year, this was more than offset by lower alternative investment income earned rates. The alternative investments net investments earned rate decreased to 10.01% from 12.26% in the prior period, mainly due to 2016 benefiting from an increase in the fair value of MidCap and another fund which reflected the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value, as well as lower hedge fund income, partially offset by 2017 reflecting higher real estate income and higher AmeriHome income. Fixed and other net investment earned rates increased in 2017 to 4.48% from 4.41% in the prior period primarily attributed to higher short-term interest rates resulting in higher floating rate investment income, and higher cash balances during the prior year, partially offset by lower bond call income.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Adjusted Operating Income

Adjusted operating income increased by $10 million, or 1%, to $777 million in 2016, from $767 million in 2015. Adjusted operating ROE excluding AOCI was 18.5%, down from 22.7% in the prior period, reflecting the increase in equity allocated to Retirement Services as we increased our capital within Retirement Services which management considered necessary to support the segment’s growth and ratings aspirations, partially offset by an increase in adjusted operating income. The increase in adjusted operating income was primarily driven by the increase in net investment earnings related to higher bond call and mortgage prepayment income, earnings from growth in the segment’s invested assets, reinvestment of the Aviva USA acquired investments throughout 2015 and an increase in alternative investment income. Additionally, we recognized a tax benefit of $102 million related to the release of a deferred tax valuation allowance. The increases in adjusted operating income were partially offset by an unfavorable change of $182 million attributed to our annual unlocking of assumptions in our rider reserves and our DAC, DSI and VOBA assets, an increase in cost of crediting due to a change in the mix of business related to MYGA growth and an increase in option costs, an increase in DAC, DSI and VOBA amortization, the unfavorable change in rider reserves and higher operating expenses of $40 million primarily attributed to growing our business, expanding our distribution channels and project spend.

Net investment earnings increased $379 million primarily driven by a $286 million increase in fixed income and other investment income attributed to higher bond call and mortgage prepayment income of $74 million in 2016 compared to 2015, earnings from growth in the segment’s invested assets of $4.9 billion over prior period reflecting strong growth in deposits and the favorable reinvestment of the Aviva USA acquired investments into higher yielding strategies. Alternative investment income increased $93 million related to higher credit fund income due to credit spread tightening in 2016 compared to credit spreads widening in 2015 and a $41 million favorable increase in the fair value of two of the segment’s investment funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments, resulting in $52 million of gains in 2016 compared to $11 million of gains in 2015. Additionally, an increase in the value of our equity investment in A-A Mortgage contributed to the higher alternative income.

The change in rider reserves increased by $225 million driven by the unfavorable change of $178 million attributed to our annual unlocking of assumptions. The unlocking impact in 2016 of $126 million related to a decrease in projected net investment earned rates and lower projected lapse rate assumptions while the 2015 unlocking impacts were favorable by $52 million. Additionally, the change in rider reserves increased due to an increase in gross profits in 2016 and higher than expected persistency increasing the projected excess benefits, partially offset by favorable equity market performance in 2016 compared to 2015.

Amortization of DAC, DSI and VOBA increased by $64 million driven by the growth in DAC and DSI asset balance from growth in the FIA block, an increase in gross profits in 2016 and the unfavorable change of $4 million attributed to our annual unlocking of assumptions. The unlocking impact in 2016 of $32 million related to a decrease in projected net investment earned rates partially offset by lower projected lapse rate assumptions while the 2015 unlocking impacts were unfavorable by $28 million.

Investment Margin on Deferred Annuities

	Years ended December 31,
	2016	2015
Net investment earned rate	4.72%	4.37%
Cost of crediting	1.96%	1.92%
Investment margin on deferred annuities	2.76%	2.45%

Investment margin on deferred annuities increased by 31 basis points to 2.76% in 2016, from 2.45% in 2015. The increase in the investment margin on deferred annuities was driven by the increase in net investment earned rate of 35 basis points, showing strength in our investment portfolio, partially offset by an unfavorable increase in cost of crediting of 4 basis points.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate increased due to the increase in our fixed income and other investment income as well as an increase in alternative investment income. The fixed income and other net investment earned rate increased throughout 2016, to 4.41% from 4.17% in 2015 primarily driven by higher bond call and mortgage prepayment income and the reinvestment of the Aviva USA acquired investments into higher yielding strategies with a focus on liquidity and complexity risk rather than assuming solely credit risk. Although we were substantially complete with our reinvestment of the Aviva USA acquired investments as of December 31, 2015, our net investment earned rates for 2016 were impacted as we reinvested sizable portions of the portfolio throughout the year. The net investment earned rates continue to reflect impacts of holding approximately 29% of total invested assets in floating rate investments and 2% of invested assets in cash holdings to opportunistically capitalize on market dislocations. The alternative investments net investments earned rate increased to 12.26% in 2016, from 9.49% in 2015 driven by higher credit fund income due to credit spread tightening in 2016 compared to credit spreads widening in 2015 and a favorable increase in the fair value of two of the segment’s investment funds related to the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments.

Cost of crediting on deferred annuities increased by 4 basis points to 1.96% in 2016, from 1.92% in 2015. The increase in cost of crediting was driven by a change in the mix of business related to MYGA growth and an increase in option costs on our index annuity strategies.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities and our former German operations, which are primarily comprised of participating long-duration savings products. In addition to our former German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Adjusted Operating Income (Loss)

Adjusted operating income (loss) increased by $66 million to $17 million in 2017, from $(49) million in 2016. The increase in adjusted operating income (loss) was mainly driven by higher alternative investment income and higher allocation of fixed and other investment income, partially offset by higher Corporate operating expenses and lower Germany adjusted operating income of $2 million, a decrease of $14 million over 2016. Alternative investment income increased primarily due to losses in 2016 related to a decline in the market value of public equity positions in one of our funds, partially offset by lower credit fund income and 2016 benefiting from a $29 million increase in the fair value of certain underlying investments of one fund which reflected the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value.

Adjusted Operating (loss) increased by $20 million, or 69%, to $(49) million in 2016, from $(29) million in 2015. The increase in adjusted operating (loss) was driven by lower alternative investment income partially offset by a $9 million increase in Germany’s adjusted operating income. Alternative investment income decreased by $40 million primarily due to decline in market value of public equity positions in one of our funds, as the share prices of these public equity positions decreased in 2016 compared to 2015. Partially offsetting the decrease in alternative investment income was the higher credit fund income, mainly CLOs, as a result of credit spreads tightening in 2016 compared to credit spreads widening in 2015 and a $19 million favorable increase in the fair value of one of our investment funds, reflecting the removal of liquidity discounts related to marketability assumptions used in the determination of the fair value of certain of the investments.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $84.4 billion and $72.4 billion as of December 31, 2017 and 2016, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio, excluding investments of our former German subsidiary, are managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing Athene’s portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $82.3 billion and $71.8 billion as of December 31, 2017 and 2016, respectively. AAM manages, directly and indirectly, approximately $76.3 billion and AAME and affiliates sub-advised approximately $5.4 billion, which in the aggregate constitute the vast majority of our investment portfolio as of December 31, 2017, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

Our asset portfolio is managed within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

The following table presents the carrying values of our total investments and investments in related parties:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value
Fixed maturity securities	$61,012	72.3%	$52,033	71.8%
Equity securities	277	0.3%	353	0.5%
Trading securities, at fair value	2,709	3.2%	2,581	3.6%
Mortgage loans, net of allowances	6,233	7.4%	5,470	7.5%
Investment funds	699	0.8%	689	1.0%
Policy loans	530	0.6%	602	0.8%
Funds withheld at interest	7,085	8.4%	6,538	9.0%
Derivative assets	2,551	3.0%	1,370	1.9%
Real estate	624	0.7%	542	0.7%
Short-term investments	201	0.2%	189	0.3%
Other investments	133	0.2%	81	0.1%
Total investments	82,054	97.1%	70,448	97.2%
Investment in related parties
AFS securities at fair value
Fixed maturity securities	406	0.5%	335	0.5%
Equity securities	—	—%	20	—%
Trading securities, at fair value	307	0.4%	195	0.3%
Investment funds	1,310	1.6%	1,198	1.7%
Short-term investments	52	0.1%	—	—%
Other investments	238	0.3%	237	0.3%
Total related party investments	2,313	2.9%	1,985	2.8%
Total investments, including related party	$84,367	100.0%	$72,433	100.0%

The increase in our total investments, including related parties, as of December 31, 2017 of $11.9 billion compared to 2016 was driven by strong growth in deposits, unrealized gains on AFS securities including related parties, an increase in derivative assets and reinvestment of earnings. The strong growth in deposits was attributed to $11.5 billion of growth in organic deposits for the year ended December 31, 2017, partially offset by liability outflows of $5.8 billion. Unrealized gains on AFS securities including related parties were $1.7 billion attributed to credit spreads tightening, partially offset by an increase in U.S. treasury rates for the year ended December 31, 2017. Derivative assets increased by $1.2 billion primarily attributed to an increase in equity markets during 2017 as the S&P 500 index increased by 19.4%.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including real estate and other real asset funds, credit funds, private equity funds and hedge funds. We have a preference for investments that are fixed-income-like or income producing and that have embedded downside protection. We also prefer investment funds that have a high degree of co-investment, have a stated maturity value or have reduced volatility versus pure equity. We acquired certain investment funds from AAA Investor (which are classified as private equity investments and consolidated VIEs) as a one-time capital contribution by our largest shareholder in advance of the Aviva USA acquisition. With respect to investment fund portfolios that we receive in these transactions, we actively reinvest these investments in our preferred credit-oriented strategies over time as we liquidate these holdings.

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

AFS Securities

We invest with the intent to hold investments to maturity. In selecting investments, we attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity in order to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	0.1%
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	1.9%
Foreign governments	2,575	116	(8)	2,683	4.3%
Corporate	35,173	1,658	(171)	36,660	59.5%
CLO	5,039	53	(8)	5,084	8.2%
ABS	3,945	53	(27)	3,971	6.4%
CMBS	1,994	48	(21)	2,021	3.3%
RMBS	8,721	652	(7)	9,366	15.2%
Total fixed maturity securities	58,506	2,752	(246)	61,012	98.9%
Equity securities	271	7	(1)	277	0.4%
Total AFS securities	58,777	2,759	(247)	61,289	99.3%
Fixed maturity securities – related parties
CLO	353	7	—	360	0.6%
ABS	46	—	—	46	0.1%
Total fixed maturity securities – related party	399	7	—	406	0.7%
Equity securities – related party	—	—	—	—	—%
Total AFS securities – related parties	399	7	—	406	0.7%
Total AFS securities, including related parties	$59,176	$2,766	$(247)	$61,695	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2016
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	0.1%
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	2.2%
Foreign governments	2,098	143	(6)	2,235	4.2%
Corporate	29,433	901	(314)	30,020	57.0%
CLO	4,950	14	(142)	4,822	9.1%
ABS	2,980	25	(69)	2,936	5.6%
CMBS	1,835	38	(26)	1,847	3.5%
RMBS	8,731	313	(71)	8,973	17.0%
Total fixed maturity securities	51,110	1,552	(629)	52,033	98.7%
Equity securities	319	35	(1)	353	0.7%
Total AFS securities	51,429	1,587	(630)	52,386	99.4%
Fixed maturity securities – related parties
CLO	284	1	(6)	279	0.5%
ABS	57	—	(1)	56	0.1%
Total fixed maturity securities – related party	341	1	(7)	335	0.6%
Equity securities – related party	20	—	—	20	—%
Total AFS securities - related parties	361	1	(7)	355	0.6%
Total AFS securities, including related parties	$51,790	$1,588	$(637)	$52,741	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$12,026	19.6%	$10,645	20.3%
Financial	11,824	19.3%	9,156	17.5%
Utilities	8,296	13.5%	6,588	12.6%
Communication	2,607	4.2%	2,235	4.3%
Transportation	1,907	3.1%	1,396	2.7%
Total corporate	36,660	59.7%	30,020	57.4%
Other government-related securities
U.S. state, municipal and political subdivisions	1,165	1.9%	1,140	2.2%
Foreign governments	2,683	4.4%	2,235	4.3%
U.S. government and agencies	62	0.1%	60	0.1%
Total non-structured securities	40,570	66.1%	33,455	64.0%
Structured securities
CLO	5,444	8.9%	5,101	9.7%
ABS	4,017	6.5%	2,992	5.7%
CMBS	2,021	3.3%	1,847	3.5%
RMBS
Agency	87	0.1%	112	0.2%
Non-agency	9,279	15.1%	8,861	16.9%
Total structured securities	20,848	33.9%	18,913	36.0%
Total fixed maturity securities, including related parties	$61,418	100.0%	$52,368	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial, and technology.

The fair value of our total fixed maturity securities, including related parties, was $61.4 billion and $52.4 billion as of December 31, 2017 and 2016, respectively. The increase was driven by strong growth in deposits over liability outflows, unrealized gains on AFS securities including related parties due to credit spreads tightening, partially offset by an increase in U.S. treasury rates in the year ended December 31, 2017 as well as reinvestment of earnings.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par, regardless of an investor’s carrying value. In effect, the NRSRO rating assumes that the holder is the original purchaser at par. In contrast, the SVO’s loan-backed and structured securities (LBaSS) methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. Because the NAIC’s methodology explicitly considers amortized cost and the likelihood of recovery of our investment, we view the NAIC’s methodology as the most appropriate way to view our fixed maturity portfolio for purposes of evaluating credit quality since a large portion of our holdings were purchased and are carried at significant discounts to par.

Specific to LBaSS, the SVO has developed a ratings process and provides instruction on both modeled and non-modeled LBaSS. The modeled LBaSS process is specific to the non-agency RMBS and CMBS asset classes. In order to establish ratings at the individual security level, the SVO obtains loan-level analysis of each RMBS and CMBS using a selected vendor’s proprietary financial model. The SVO ensures that the vendor has extensive internal quality-control processes in place and the SVO conducts its own quality-control checks of the selected vendor’s valuation process. The SVO has retained the services of Blackrock to model non-agency RMBS and CMBS owned by U.S. insurers for all years presented herein. Blackrock provides five prices (breakpoints), based on each U.S. insurer’s statutory book value price, to utilize in determining the NAIC designation for each modeled LBaSS. For non-modeled LBaSS (including ABS and CLOs) with the initial designation of NAIC 1 or NAIC 6, the designation remains the same through the life of the security. For non-modeled LBaSS with the initial designation of NAIC 2 through NAIC 5, the selected vendors are not utilized and the NAIC designations are set using a standardized table of breakpoints provided by the SVO for application to the insurer’s statutory book value price. The NAIC designation determines the associated level of RBC that an insurer is required to hold for modeled LBaSS owned by the insurer. In general, under both the modeled and non-modeled LBaSS processes, the larger the discount to par value, the stronger the NAIC designation the LBaSS will have.

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our German operations applying NRSRO ratings to map to NAIC designations as noted above) is as follows:

	December 31, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$30,906	$32,447	52.8%	$29,477	$30,211	57.7%
2	24,147	25,082	40.9%	18,348	18,617	35.5%
Total investment grade	55,053	57,529	93.7%	47,825	48,828	93.2%
3	2,978	3,040	5.0%	2,871	2,812	5.4%
4	789	765	1.2%	647	622	1.2%
5	70	66	0.1%	87	82	0.2%
6	15	18	—%	21	24	—%
Total below investment grade	3,852	3,889	6.3%	3,626	3,540	6.8%
Total fixed maturity securities, including related parties	$58,905	$61,418	100.0%	$51,451	$52,368	100.0%

Substantially all of our AFS fixed maturity portfolio, 93.7% and 93.2% as of December 31, 2017 and 2016, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$21,448	34.9%	$18,791	35.9%
BBB	23,572	38.4%	18,002	34.4%
Non-rated[1]	6,592	10.7%	5,650	10.8%
Total investment grade	51,612	84.0%	42,443	81.1%
BB	3,091	5.0%	3,286	6.3%
B	1,198	2.0%	1,372	2.6%
CCC	2,696	4.4%	2,374	4.5%
CC and lower	2,302	3.8%	2,404	4.6%
Non-rated[1]	519	0.8%	489	0.9%
Total below investment grade	9,806	16.0%	9,925	18.9%
Total fixed maturity securities, including related parties	$61,418	100.0%	$52,368	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation.

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P rating where the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO if the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch, Moody’s Investor Service (Moody’s), DBRS, and Kroll Bond Rating Agency, Inc. (KBRA).

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 16.0% and 18.9% as of December 31, 2017 and 2016, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of December 31, 2017 and 2016, the non-rated securities shown above were comprised of 44% and 43%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 42% and 44%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of December 31, 2017 and 2016, 93% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. These holdings were $4.0 billion and $3.0 billion as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016 our ABS portfolio included approximately $3.8 billion (94% of the total) and $2.7 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while approximately $3.6 billion (89% of the total) and $2.5 billion (85% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.4 billion and $5.1 billion as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, our CLO portfolio included approximately $4.6 billion (85% of the total) and $4.2 billion (83% of the total), respectively, of securities that are considered investment grade based on NAIC designations while approximately $4.8 billion (88% of the total) and $4.2 billion (82% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.0 billion and $1.8 billion as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, our CMBS portfolio included approximately $1.9 billion (95% of the total) and $1.8 billion (97% of the total), respectively, of securities that are considered investment grade based on NAIC designations while approximately $1.4 billion (70% of the total) and $1.1 billion (60% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $9.4 billion and $9.0 billion as of December 31, 2017 and 2016, respectively. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which are generally considered investment grade based on NAIC designations, given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our amortized cost.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,714	93.0%	$8,652	96.4%
2	360	3.8%	140	1.6%
Total investment grade	9,074	96.8%	8,792	98.0%
3	213	2.3%	96	1.1%
4	73	0.8%	29	0.3%
5	6	0.1%	54	0.6%
6	—	—%	2	—%
Total below investment grade	292	3.2%	181	2.0%
Total RMBS	$9,366	100.0%	$8,973	100.0%

NRSRO rating agency designation
AAA/AA/A	$335	3.6%	$345	3.8%
BBB	347	3.7%	245	2.7%
Non-rated[1]	2,866	30.6%	2,638	29.5%
Total investment grade	3,548	37.9%	3,228	36.0%
BB	415	4.4%	419	4.7%
B	417	4.5%	567	6.3%
CCC	2,580	27.5%	2,280	25.4%
CC and lower	2,298	24.5%	2,395	26.7%
Non-rated[1]	108	1.2%	84	0.9%
Total below investment grade	5,818	62.1%	5,745	64.0%
Total RMBS	$9,366	100.0%	$8,973	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations.

A significant majority of our RMBS portfolio, 96.8% and 98.0% as of December 31, 2017 and 2016, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which resulted in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSRO’s focus on the likelihood of recovery of all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of December 31, 2017 and 2016, NRSRO’s characterized 37.9% and 36.0%, respectively, of our RMBS as investment grade.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of December 31, 2017, our fixed maturity securities, including related parties, had a fair value of $61.4 billion, which was approximately 4.3% above amortized cost of $58.9 billion. As of December 31, 2016, our fixed maturity securities, including related parties, had a fair value of $52.4 billion, which was approximately 1.8% above amortized cost of $51.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC designations:

	December 31, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$4,901	$(100)	$4,801	98.0%	$32,447	(0.3)%
2	4,284	(82)	4,202	98.1%	25,082	(0.3)%
Total investment grade	9,185	(182)	9,003	98.0%	57,529	(0.3)%
3	881	(19)	862	97.8%	3,040	(0.6)%
4	451	(40)	411	91.1%	765	(5.2)%
5	60	(5)	55	91.7%	66	(7.6)%
6	5	—	5	100.0%	18	—%
Total below investment grade	1,397	(64)	1,333	95.4%	3,889	(1.6)%
Total	$10,582	$(246)	$10,336	97.7%	$61,418	(0.4)%

	December 31, 2016
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$8,805	$(272)	$8,533	96.9%	$30,211	(0.9)%
2	6,156	(220)	5,936	96.4%	18,617	(1.2)%
Total investment grade	14,961	(492)	14,469	96.7%	48,828	(1.0)%
3	1,769	(103)	1,666	94.2%	2,812	(3.7)%
4	329	(35)	294	89.4%	622	(5.6)%
5	34	(6)	28	82.4%	82	(7.3)%
6	1	—	1	100.0%	24	—%
Total below investment grade	2,133	(144)	1,989	93.2%	3,540	(4.1)%
Total	$17,094	$(636)	$16,458	96.3%	$52,368	(1.2)%

The gross unrealized losses on AFS fixed maturity securities, including related parties, were $246 million and $636 million as of December 31, 2017 and 2016, respectively. The decrease in unrealized losses was driven by credit spreads tightening during year ended December 31, 2017, resulting in an increase in unrealized gains.

As of December 31, 2017 and 2016, we held $4.4 billion and $3.6 billion, respectively, in energy sector fixed maturity securities, or 7% of the total fixed maturity securities, including related parties for each period. The gross unrealized capital losses on these securities were $33 million and $73 million, or 13% and 11% of the total unrealized losses, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the year ended December 31, 2017, we recorded $33 million of OTTI losses comprised of $13 million related to corporate fixed maturities, $7 million related to real estate, $5 million related to mortgage loans foreclosed, $3 million related to mortgage loans, $2 million related to equity securities, $2 million related to RMBS, and $1 million related to ABS. Of the OTTI losses recognized during year ended December 31, 2017, $1 million related to the energy sector. During the year ended December 31, 2016, we recorded $30 million of OTTI losses comprised of $13 million related to state, municipal and political subdivisions, $6 million related to corporate fixed maturities, $6 million related to ABS, $2 million related to RMBS, $2 million related to CLOs and $1 million related to other assets. Of the OTTI losses recognized during 2016, $4 million related to the energy sector. During the year ended December 31, 2015, we recorded $30 million of OTTI losses comprised of $20 million related to corporate fixed maturities, $8 million related to state, municipal, and other political subdivisions, $1 million related to RMBS and $1 million related to mortgage loans. Of the OTTI losses recognized, $17 million related to the energy sector. The annualized OTTI losses we have experienced for the years ended December 31, 2017, 2016 and 2015 translate into 4 basis points, 4 basis points and 5 basis points, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities are invested in securities with international exposure. As of December 31, 2017 and 2016, 33% and 32%, respectively, of the carrying value of our fixed maturity securities, including related parties was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	December 31, 2017			December 31, 2016
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$498	$511	2.6%	$510	$516	3.1%
Italy	59	64	0.3%	90	92	0.6%
Spain	209	225	1.1%	175	190	1.1%
Portugal	1	1	—%	—	—	—%
Total Portugal, Ireland, Italy, Greece and Spain[1]	767	801	4.0%	775	798	4.8%
Other Europe	8,087	8,395	42.0%	6,336	6,512	39.2%
Total Europe	8,854	9,196	46.0%	7,111	7,310	44.0%
Non-U.S. North America	8,048	8,220	41.2%	7,185	7,105	42.8%
Australia & New Zealand	1,443	1,481	7.4%	1,283	1,304	7.9%
Central & South America	481	508	2.6%	456	467	2.8%
Africa & Middle East	193	196	1.0%	164	167	1.0%
Asia/Pacific	321	327	1.6%	216	218	1.3%
Supranational	39	41	0.2%	26	27	0.2%
Total	$19,379	$19,969	100.0%	$16,441	$16,598	100.0%

1 As of each of the respective periods, we had no holdings in Greece.

Approximately 90.9% and 89.7% of these securities are investment grade by NAIC designation as of December 31, 2017 and 2016, respectively. As of December 31, 2017, 8% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers), 6% were invested in securities of non-U.S. issuers by our former German Group Companies and 19% were invested in other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $801 million and $798 million as of December 31, 2017 and 2016, respectively, of exposure in these countries, of which $156 million and $237 million, respectively, were a result of investments acquired from the DLD acquisition in 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2017, we held United Kingdom and Channel Islands fixed maturity securities of $1.9 billion, or 3.0% of the total fixed maturities including related parties. As of December 31, 2017, these securities were in an unrealized gain position of $54 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $3.0 billion and $2.8 billion as of each of December 31, 2017 and 2016, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$1,187	19.0%	$1,217	22.2%
Retail	1,223	19.6%	1,135	20.7%
Hotels	928	14.9%	1,025	18.7%
Industrial	944	15.2%	742	13.6%
Apartment	525	8.4%	616	11.3%
Other commercial [1]	440	7.1%	397	7.3%
Total net mortgage loans	5,247	84.2%	5,132	93.8%
Residential loans	986	15.8%	338	6.2%
Total mortgage loans, net of allowances	$6,233	100.0%	$5,470	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.
We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $6.2 billion and $5.5 billion as of December 31, 2017 and 2016, respectively. This included $1.8 billion and $1.5 billion of mezzanine mortgage loans for the respective periods. The increase in residential loans was primarily due to the closing of re-performing loan transactions during the year. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

Our mortgage loans are primarily stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective interest method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2017, we had $0 million of mortgage loans that were 90 days past due and $1 million in the process of foreclosure. As of December 31, 2016, we had $21 million of mortgage loans that were 90 days past due and $20 million in the process of foreclosure.

See Note 2 – Investments to the consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of December 31, 2017 and 2016, we had not recorded any new specific loan valuation allowances and we recorded $3 million and $0 million, respectively, of OTTI through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $2 million as of December 31, 2017 and 2016, attributable to loans acquired in connection with the acquisition of Aviva USA.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. A portion of our current investment funds and VIE holdings are comprised of certain investment funds contributed by the AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the consolidated financial statements.

At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of December 31, 2017, the assets consisted of $212 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods. At the end of the third quarter of 2016, Norwegian Cruise Line Holdings Ltd. (NCLH) was distributed from CoInvest VI to NCL Athene, LLC (NCL LLC), resulting in the investment being classified as an AFS security with any unrealized gains and losses recognized in AOCI, thereby reducing further volatility in our statement of income from this fund. See Note 4 – Variable Interest Entities to the consolidated financial statements for further discussion of NCL LLC.

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

The following table illustrates our consolidated VIE positions:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Available-for-sale securities
Equity securities	$142	16.4%	$161	17.5%
Trading securities	146	16.9%	167	18.1%
Investment funds	571	66.1%	573	62.2%
Cash and cash equivalents	4	0.5%	14	1.5%
Other assets	1	0.1%	6	0.7%
Total assets of consolidated VIEs	$864	100.0%	$921	100.0%

Liabilities of consolidated VIEs
Other liabilities	$2	100.0%	$34	100.0%
Total liabilities of consolidated VIEs	$2	100.0%	$34	100.0%

The assets of consolidated VIEs were $864 million and $921 million as of December 31, 2017 and 2016, respectively. The liabilities of consolidated VIEs were $2 million and $34 million as of December 31, 2017 and 2016, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$271	10.5%	$268	10.9%
Real estate and other real assets	161	6.2%	118	4.8%
Natural resources	4	0.2%	5	0.2%
Hedge funds	61	2.4%	72	2.9%
Credit funds	202	7.8%	226	9.2%
Total investment funds	699	27.1%	689	28.0%
Investment funds – related parties
Private equity – A-A Mortgage	403	15.6%	343	13.9%
Private equity	180	7.0%	131	5.3%
Real estate and other real assets	297	11.5%	247	10.1%
Natural resources	74	2.9%	49	2.0%
Hedge funds	93	3.6%	192	7.8%
Credit funds	263	10.2%	236	9.6%
Total investment funds – related parties	1,310	50.8%	1,198	48.7%
Investment funds owned by consolidated VIEs
Private equity – MidCap[1]	528	20.4%	524	21.3%
Credit funds	21	0.8%	38	1.6%
Real estate and other real assets	22	0.9%	11	0.4%
Total investment funds owned by consolidated VIEs	571	22.1%	573	23.3%
Total investment funds, including related parties and VIEs	$2,580	100.0%	$2,460	100.0%

Overall, the total investment funds, including related parties and consolidated VIEs, were $2.6 billion and $2.5 billion as of December 31, 2017 and 2016, respectively. See Note 4 – Variable Interest Entities to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rates and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest and equity market risks expose us to potential volatility in our earnings year-over-year related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of December 31, 2017, the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. state, municipal and political subdivisions	$117	1.6%	$118	1.8%
Corporate	2,095	29.6%	1,800	27.6%
CLO	669	9.4%	591	9.0%
ABS	886	12.5%	736	11.3%
CMBS	290	4.1%	292	4.5%
RMBS	1,551	21.9%	1,551	23.7%
Equity securities	28	0.4%	29	0.4%
Mortgage loans	792	11.2%	773	11.8%
Investment funds	376	5.3%	329	5.0%
Derivative assets	78	1.1%	53	0.8%
Short-term investments	16	0.2%	80	1.2%
Cash and cash equivalents	132	1.9%	105	1.6%
Other assets and liabilities	55	0.8%	81	1.3%
Total funds withheld at interest	$7,085	100.0%	$6,538	100.0%

As of December 31, 2017 and 2016, we held $7.1 billion and $6.5 billion of funds withheld at interest receivables, respectively. Approximately 94.2% and 93.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2017 and 2016, respectively.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	December 31, 2017				December 31, 2016
(In millions, except percentages)	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Total Invested Asset Value[1]	Percent of Total
Corporate	$37,059	$1,536	$38,595	46.9%	$31,000	$1,682	$32,682	45.4%
CLO	5,914	—	5,914	7.2%	5,798	—	5,798	8.1%
Credit	42,973	1,536	44,509	54.1%	36,798	1,682	38,480	53.5%
RMBS	10,532	—	10,532	12.8%	10,619	—	10,619	14.8%
Mortgage loans	6,858	165	7,023	8.5%	6,145	95	6,240	8.7%
CMBS	2,322	—	2,322	2.8%	2,202	—	2,202	3.1%
Real estate held for investment	—	625	625	0.8%	—	542	542	0.8%
Real estate	19,712	790	20,502	24.9%	18,966	637	19,603	27.4%
ABS	4,824	—	4,824	5.9%	3,873	—	3,873	5.4%
Alternative investments	3,692	137	3,829	4.6%	3,297	128	3,425	4.8%
State, municipal, political subdivisions and foreign government	1,347	2,411	3,758	4.5%	1,387	1,936	3,323	4.6%
Unit linked assets	—	407	407	0.5%	—	363	363	0.5%
Equity securities	192	128	320	0.4%	199	185	384	0.5%
Short-term investments	228	—	228	0.3%	250	—	250	0.3%
U.S. government and agencies	29	35	64	0.1%	32	27	59	0.1%
Other investments	10,312	3,118	13,430	16.3%	9,038	2,639	11,677	16.2%
Cash and equivalents	2,504	296	2,800	3.4%	1,111	111	1,222	1.7%
Policy loans and other	761	296	1,057	1.3%	631	221	852	1.2%
Total invested assets	$76,262	$6,036	$82,298	100.0%	$66,544	$5,290	$71,834	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $82.3 billion and $71.8 billion as of December 31, 2017 and 2016, respectively. As of December 31, 2017, our total invested assets were mainly comprised of 46.9% of corporate securities, 28.7% of structured securities, 8.5% of mortgage loans and 4.6% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $9.5 billion of private placements, which represented approximately 12% of our total U.S. and Bermuda invested assets. The increase in total invested assets as of December 31, 2017 from 2016 was primarily driven by strong growth in deposits over liability outflows and reinvestment of earnings.

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

The Germany investment portfolio composition differs from the U.S. and Bermuda portfolio primarily due to the geographic location, regulatory environment and participating nature of the German products and therefore the portfolio is managed separately from our U.S. and Bermuda portfolios. The German invested assets are predominantly invested in foreign government securities, corporate fixed income securities, real estate held for investment and assets backing our unit linked policies. The German invested assets are predominantly invested in Euro-denominated securities and investments. On January 1, 2018, our German operations were deconsolidated in connection with the AGER Offering, the result of which was the removal of these assets from our balance sheet as of that date.

Invested assets is utilized by management to evaluate our investment portfolio. Invested asset figures are used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alternative Investments

The following summarizes our alternative investments:

	December 31, 2017		December 31, 2016
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$784	20.4%	$834	24.3%
Private equity – MidCap	528	13.8%	524	15.3%
Private equity – A-A Mortgage (AmeriHome)	496	12.9%	417	12.2%
Private equity – other	554	14.5%	519	15.2%
Mortgage and real assets	643	16.8%	470	13.7%
Hedge funds	467	12.2%	311	9.1%
Public equities	171	4.5%	215	6.3%
Natural resources and other real assets	186	4.9%	135	3.9%
Total alternative investments	$3,829	100.0%	$3,425	100.0%

Alternative investments were $3.8 billion and $3.4 billion as of December 31, 2017 and 2016, respectively, representing 4.6% and 4.8% of our total invested assets portfolio as of December 31, 2017 and 2016, respectively.

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

Through our relationship with Apollo and AAM, we have indirectly invested in companies that meet the key characteristics we look for in alternative investments. Two of our largest alternative investments are in asset originators, MidCap and AmeriHome, both of which, from time to time, provide us with access to assets for our investment portfolio.

MidCap

Our equity investment in MidCap is held indirectly through an investment fund, AAA Investment (Co Invest VII), L.P. (CoInvest VII), of which MidCap constitutes substantially all the fund’s investments. MidCap is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the U.S. MidCap primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products and secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions. MidCap’s earnings are primarily driven by the difference between the interest earned on its loan portfolio and the interest accrued under its outstanding borrowings. As a result, MidCap is primarily exposed to the credit risk of its loan counterparties and prepayment risk. Additionally, financial results are influenced by related levels of middle-market business investment and interest rates.

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which was $528 million and $524 million as of December 31, 2017 and 2016, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 8.93%, 15.15% and 15.98% for the years ended December 31, 2017, 2016 and 2015, respectively. Alternative investment income from CoInvest VII was $50 million, $79 million and $78 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in alternative investment income of $29 million, or 37%, for 2017 compared to 2016, was due to 2016 benefiting from a $37 million increase in the fair value of MidCap related to the removal of liquidity discounts related to marketability assumptions used in the determination of MidCap’s fair value. Alternative investment income increased $1 million, or 1%, for 2016 compared to 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AmeriHome

Our equity investment in AmeriHome is held indirectly through an investment fund, A-A Mortgage Opportunities, LP (A-A Mortgage), of which AmeriHome is currently the fund’s only investment. AmeriHome is a mortgage origination platform and an aggregator of mortgage servicing rights. AmeriHome acquires mortgage loans from retail originators and re-sells the loans to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and other investors. AmeriHome retains the mortgage servicing rights on the loans that it sells and employs a subservicer to perform servicing operations, including payment collection. AmeriHome’s earnings are primarily driven by two sources: gains or losses on sale of mortgage loans and the difference between the fee that it charges for mortgage servicing and the fee charged by the subservicer. As a result, AmeriHome’s financial results are influenced by interest rates and related housing demand. AmeriHome is primarily exposed to credit risk related to the accuracy of the representations and warranties in the loans that AmeriHome acquires and prepayment risk, which prematurely terminates fees related to mortgage servicing.

Our alternative investment in A-A Mortgage was $496 million and $417 million as of December 31, 2017 and 2016, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 12.01%, 11.62% and 14.05% for the years ended December 31, 2017, 2016 and 2015, respectively. Alternative investment income from A-A Mortgage was $58 million, $41 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in alternative investment income of $17 million, or 41%, for 2017 compared to 2016 was driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights. The increase in alternative investment income of $21 million, or 102%, for 2016 compared to 2015 was primarily due to 2015 reflecting increased funding of AmeriHome throughout the year, startup costs and the investment achieving scale in the second half of the year.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income is included in the Consolidated Results of Operations section.

The reconciliation of AHL shareholders’ equity to AHL shareholders’ equity excluding AOCI included in the ROE excluding AOCI and adjusted operating income ROE excluding AOCI is as follows:

	December 31,
(In millions)	2017	2016	2015
Total AHL shareholders’ equity	$9,208	$6,858	$5,352
Less: AOCI	1,415	367	(237)
Total AHL shareholders’ equity excluding AOCI	$7,793	$6,491	$5,589

Retirement Services	$5,465	$4,448	$3,964
Corporate and Other	2,328	2,043	1,625
Total AHL shareholders’ equity excluding AOCI	$7,793	$6,491	$5,589

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Years ended December 31,
	2017		2016		2015
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$3,269	4.27%	$2,914	4.19%	$2,510	4.06%
Reinsurance embedded derivative impacts	191	0.25%	189	0.27%	84	0.15%
Net VIE earnings	77	0.10%	1	—%	67	0.11%
Alternative income gain (loss)	(20)	(0.03)%	(39)	(0.06)%	(42)	(0.07)%
Held for trading amortization	(94)	(0.12)%	(35)	(0.05)%	(9)	(0.01)%
Total adjustments to arrive at net investment earnings/earned rate	154	0.20%	116	0.16%	100	0.18%
Total net investment earnings/earned rate	$3,423	4.47%	$3,030	4.35%	$2,610	4.24%

Retirement Services	$3,241	4.70%	$2,953	4.72%	$2,574	4.37%
Corporate and Other	182	2.42%	77	1.08%	36	1.38%
Total net investment earnings/earned rate	$3,423	4.47%	$3,030	4.35%	$2,610	4.24%

Retirement Services average invested assets	$69,016		$62,558		$58,924
Corporate and Other average invested assets	7,541		7,113		2,567
Consolidated average invested assets	$76,557		$69,671		$61,491

The reconciliation of interest sensitive contract benefits to Retirement Services‘ cost of crediting on deferred annuities, and the respective rates, is as follows:

	Years ended December 31,
	2017		2016		2015
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$2,826	4.99%	$1,296	2.49%	$689	1.42%
Interest credited other than deferred annuities	(146)	(0.26)%	(108)	(0.21)%	(98)	(0.20)%
FIA option costs	607	1.07%	559	1.08%	510	1.04%
Product charges (strategy fees)	(73)	(0.13)%	(53)	(0.10)%	(33)	(0.07)%
Reinsurance embedded derivative impacts	37	0.07%	29	0.06%	18	0.04%
Change in fair value of embedded derivatives – FIAs	(2,196)	(3.88)%	(735)	(1.42)%	(169)	(0.35)%
Negative VOBA amortization	40	0.07%	48	0.09%	68	0.14%
Unit linked change in reserves	(29)	(0.05)%	(15)	(0.03)%	(27)	(0.06)%
Other changes in interest sensitive contract liabilities	—	—%	(2)	—%	(18)	(0.04)%
Total adjustments to arrive at cost of crediting on deferred annuities	(1,760)	(3.11)%	(277)	(0.53)%	251	0.50%
Retirement Services cost of crediting on deferred annuities	$1,066	1.88%	$1,019	1.96%	$940	1.92%

Average account value	$56,589		$51,921		$48,956

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

	December 31,
(In millions)	2017	2016
Total investments, including related parties	$84,367	$72,433
Derivative assets	(2,551)	(1,370)
Cash and cash equivalents (including restricted cash)	4,993	2,502
Accrued investment income	652	554
Payables for collateral on derivatives	(2,323)	(1,383)
Reinsurance funds withheld and modified coinsurance	(579)	(414)
VIE assets, liabilities and noncontrolling interest	862	886
AFS unrealized (gain) loss	(2,794)	(1,030)
Ceded policy loans	(296)	(344)
Net investment receivables (payables)	(33)	—
Total adjustments to arrive at invested assets	(2,069)	(599)
Total invested assets	$82,298	$71,834

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

	December 31,
(In millions)	2017	2016
Investment funds, including related parties and VIEs	$2,580	$2,460
CLO equities included in trading securities	182	260
Financial Credit Investment special-purpose vehicle included in trading securities related party	287	—
Investment funds within funds withheld at interest	416	329
Royalties, other assets included in other investments and other assets	76	81
Net assets of the VIE, excluding investment funds	288	295
Total adjustments to arrive at alternative investments	1,249	965
Alternative investments	$3,829	$3,425

The reconciliation of total liabilities to reserve liabilities is as follows:

	December 31,
(In millions)	2017	2016
Total liabilities	$90,539	$79,840
Derivative liabilities	(134)	(40)
Payables for collateral on derivatives	(2,323)	(1,383)
Funds withheld liability	(407)	(380)
Other liabilities	(1,222)	(688)
Liabilities of consolidated VIEs	(2)	(34)
Reinsurance ceded receivables	(4,972)	(6,001)
Policy loans ceded	(296)	(344)
Other	—	4
Total adjustments to arrive at reserve liabilities	(9,356)	(8,866)
Total reserve liabilities	$81,183	$70,974

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

There are two forms of liquidity relevant to our business, funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to our ability to liquidate or rebalance our balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of December 31, 2017 was approximately $51.7 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which is undrawn as of the date hereof and has a remaining term of approximately three years. In January 2018, we filed a registration statement on Form S-3 ASR (Shelf Registration Statement), which, subject to market conditions and other factors, provides us with access to the capital markets and on January 12, 2018 we issued $1.0 billion of senior unsecured debt under our Shelf Registration Statement. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

•	we hold enough cash, cash equivalents and other discounted liquid limit assets to cover 12 months of AHL’s and AUSA’s projected obligations, including debt servicing costs

▪	minimum of 50% of expenses and 100% of debt servicing to be held in cash and cash equivalents at AHL operating accounts

▪	minimum of 50% of any required AHL - AUSA inter-company loan commitments to be held in cash and cash equivalents by AHL

▪	dividends required from ALRe must be available under moderate and substantial stress

▪
for purposes of administering this test, liquid limit assets are discounted by 25% and include public corporate bonds rated A- or above, liquid ABS (defined as prime auto, auto floorplan, Tier 1 subprime auto, auto lease, prime credit cards, equipment lease or utility stranded assets) and RMBS with weighted average lives less than three years rated A- or above; or CMBS with weighted average lives less than three years rated AAA- or above

•
we seek to maintain sufficient capital and surplus at ALRe to meet collateral calls from modco and third-party reinsurance contracts under a substantial stress event, such as the failure of a major financial institution (Lehman event).

Insurance Subsidiaries’ Liquidity

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of December 31, 2017 and 2016, approximately 86% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2017 and 2016, approximately 72% and 73%, respectively, of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Net income	$1,448	$768	$578
Non-cash revenues and expenses	1,722	431	471
Net cash provided by operating activities	3,170	1,199	1,049

Sales, maturities, and repayment of investments	17,893	13,783	14,512
Purchases and acquisitions of investments	(24,165)	(16,293)	(14,991)
Other investing activities	455	(92)	427
Net cash used in investing activities	(5,817)	(2,602)	(52)

Capital contributions	1	1	1,116
Deposits on investment-type policies and contracts	9,056	5,791	3,460
Withdrawals on investment-type policies and contracts	(4,843)	(4,617)	(4,783)
Net changes of cash collateral posted for derivative transactions	940	516	(535)
Net proceeds and repayment of debt	—	—	(4)
Consolidated VIE repayment on borrowings	—	(500)	—
Other financing activities	(106)	(36)	(198)
Net cash provided by financing activities	5,048	1,155	(944)
Effect of exchange rate changes on cash and cash equivalents	32	(13)	(4)
Net increase (decrease) in cash and cash equivalents[1]	$2,433	$(261)	$49

[1] Includes cash and cash equivalents of consolidated VIEs

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, and operating expenses. Our operating activities generated cash flows totaling $3.2 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in cash provided by operating activities for the year ended December 31, 2017 compared to 2016 was primarily driven by an increase in premiums due to $2.3 billion of PRT premiums and both of the years ended December 31, 2017 compared to 2016 and 2016 compared to 2015 increased due to an increase in net investment income reflecting an increase in our investment portfolio attributed to the strong growth in deposits.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $5.8 billion, $2.6 billion and $52 million for the years ended December 31, 2017, 2016 and 2015, respectively. The change in cash used in investing activities for the year ended December 31, 2017 compared to 2016 was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows as well as the reinvestment of earnings. The increase in cash used from investing activities for the year ended December 31, 2016 compared to 2015, was primarily attributed to $1.1 billion of primarily non-agency RMBS purchased in the third quarter of 2016, as well as an increase in our investment portfolio attributed to the growth in retail sales surpassing withdrawals.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $5.0 billion and $1.2 billion for the years ended December 31, 2017 and 2016, respectively and used cash flows totaling $944 million for the year ended December 31, 2015. The change in cash provided from financing activities for the year ended December 31, 2017 was primarily attributed to the increase in annuity and funding agreement deposits over liability outflows, the favorable change in cash collateral posted for derivative transactions and the settling of borrowings of our CMBS VIE funds in the prior year. The increase in cash provided from financing activities in 2016 was primarily attributed to the growth in retail sales surpassing withdrawals and the favorable change in cash collateral posted for derivative transactions, partially offset by capital raise proceeds drawn and funded in April 2015 and the settling of borrowing of our CMBS VIE funds.

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

The following table summarizes the dividends and other distributions our insurance subsidiaries were permitted to pay to AHL without the need for insurance regulatory approval and without regard to any withholding tax, subject to meeting solvency requirements when applicable:

	December 31,
(In millions)	2017	2016
Subsidiary name (jurisdiction of domicile)
Athene Life Re Ltd. (Bermuda)	$5,022	$2,479
Athene Annuity & Life Assurance Company (Delaware)	103	127
Athene Lebensversicherung (Germany)	—	—
Athene Pensionskasse AG (Germany)	—	—

As of December 31, 2017, the maximum dividend that AADE could pay absent regulatory approval from the Delaware Department of Insurance was $135 million. However, another regulation requiring AADE to hold surplus outside of surplus in subsidiaries effectively limits the amount that AADE can dividend while staying in compliance with such state regulations. Pursuant to such regulations and requirements, AADE could dividend up to $103 million as of December 31, 2017. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to AHL without regulatory approval from the Delaware Department of Insurance. Additionally, we have agreed with the IID not to cause AAIA to pay dividends until August 15, 2018; therefore, we currently consider AAIA’s dividend capacity as zero.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Shelf Registration

On January 3, 2018, we filed our Shelf Registration Statement with the SEC, which became effective upon filing. Under our Shelf Registration Statement, we have the ability to issue, in indeterminate amounts, debt securities, preferred shares, depositary shares, Class A common shares, warrants and units. On January 12, 2018 we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028 under our Shelf Registration Statement.

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and the FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $36 million and $40 million of FHLB common stock as of December 31, 2017 and 2016, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of December 31, 2017 or 2016.

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

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2017 and 2016, we had an aggregate of $573 million and $691 million, respectively, of outstanding FHLB funding agreements.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2017, the total maximum borrowings under the FHLBDM facility were limited to $15.5 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of December 31, 2017 we had the ability to draw up to a total of approximately $1.5 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Use of Captives

While our business strategy does not involve the use of captives, as a result of the Aviva USA acquisition, we acquired a captive reinsurer that was formed in 2011 and domiciled in the state of Vermont and we ceded certain liabilities to this captive reinsurer. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 16 – Statutory Requirements to the consolidated financial statements, a prescribed practice of the state of Vermont allows the captive to include the face amount of issued and outstanding letters of credit in the amount of $153 million as of December 31, 2017 and 2016 as admitted assets in its statutory financial statements.

The NAIC and certain state insurance departments have scrutinized insurance companies’ use of affiliated captive reinsurers. It is uncertain what, if any, regulatory changes will result from this heightened scrutiny. A potential outcome, although not considered likely, is the prohibition on the continued use of captive reinsurance subsidiaries. If the use of existing captive reinsurance subsidiaries were discontinued, we would likely incur early termination fees with respect to the financing structure and diminished statutory capital position. The effect of potential regulatory changes regarding the use of captives on our consolidated financial condition and results of operations, although believed unlikely to be material, is uncertain at this time.

Capital Resources

As of December 31, 2017 and 2016, our U.S. insurance companies’ TAC, as defined by the NAIC, was $1.9 billion and $1.8 billion, respectively, and our ALRe statutory capital as defined by the BMA, was $7.0 billion and $6.1 billion, respectively. As of December 31, 2017 and 2016, our U.S. RBC ratio was 490% and 478%, respectively, and our BSCR ratio was 354% and 228%, respectively, all above our internal targets. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to ACL. Our TAC was significantly in excess of all regulatory standards and above our internal targets as of December 31, 2017 and 2016. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $7.7 billion and $4.4 billion resulting in a BSCR ratio of 354% and 228% as of December 31, 2017 and 2016, respectively. The MRC ratio to be considered solvent by the BMA is 100%. As of December 31, 2017 and 2016, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2017 and 2016, our ALRe RBC was 562% and 529%, respectively, both above our internal targets. Our German Group Companies were required to adhere to the regulatory capital requirements set forth by BaFin. Our German Group Companies held the appropriate capital to adhere to these regulatory standards as of December 31, 2017. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position, provides us the opportunity to take advantage of market dislocations as they arise. Changes in U.S. tax rates under the Tax Act may impact our RBC ratios. See Item 1. Business–Regulation–United States–Tax Reform for further discussion.

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

The following table displays our contractual obligations as of December 31, 2017:

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Interest sensitive contract liabilities	$67,708	$4,552	$12,088	$14,303	$36,765
Future policy benefits	17,507	540	1,187	1,181	14,599
Other policy claims and benefits	211	142	9	8	52
Dividends payable to policyholders	1,025	99	93	22	811
Total	$86,451	$5,333	$13,377	$15,514	$52,227

Subsequent to December 31, 2017, AHL issued $1.0 billion of unsecured senior notes due in January 2028. The senior notes have a 4.125% coupon rate, payable semi-annually.

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

Off Balance Sheet Arrangements

Collateral for Derivatives

We enter into derivatives for risk management purposes. We hold non-cash collateral from counterparties for our derivatives, which has not been recorded on our consolidated balance sheets. These amounts were $221 million and $26 million as of December 31, 2017 and 2016, respectively.

Collateral for Reinsurance

We hold collateral for and provide collateral to counterparties for our reinsurance agreements. We held $259 million and $49 million as of December 31, 2017 and 2016, respectively, of collateral on behalf of our reinsurers. As of each of December 31, 2017 and 2016, our reinsurers held collateral of $4 million on our behalf.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Fixed Maturity and Equity Investments

The following table presents the fair value of fixed maturity and equity securities, including those with related parties, by pricing source and fair value hierarchy:

	December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3
AFS securities
Priced via commercial pricing services	$49,666	$44	$49,431	$191
Priced via independent broker-dealer quotations	11,578	—	9,615	1,963
Priced via other methods	451	—	56	395
Total AFS securities, including related parties	61,695	44	59,102	2,549
Trading securities
Priced via commercial pricing services	1,534	—	1,534	—
Priced via independent broker-dealer quotations	1,304	3	743	558
Priced via other methods	178	—	178	—
Total trading securities, including related parties	3,016	3	2,455	558
Total AFS and trading securities, including related parties	$64,711	$47	$61,557	$3,107
Percent of total, including related parties	100.0%	0.1%	95.1%	4.8%

In addition to the table above, our consolidated VIEs have fixed maturity and equity securities. As of December 31, 2017, our consolidated VIEs had fixed maturity and equity securities classified in the fair value hierarchy as Level 1 of $212 million, Level 2 of $0 million, and Level 3 of $76 million.

We measure the fair value of our investments based on assumptions used by market participants in pricing the assets, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk. The estimate of fair value is the price that would be received to sell an investment in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that investment. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange while not under duress. The valuation of investments involves considerable judgment, is subject to considerable variability and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our consolidated financial statements. Financial markets are susceptible to severe events evidenced by rapid depreciation in investment values accompanied by a reduction in asset liquidity. Our ability to sell investments, or the price ultimately realized upon the sale of investments, depends upon the demand and liquidity in the market and increases the use of judgment in determining the estimated fair value of certain investments. Accordingly, estimates of fair value are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

As of December 31, 2017, fixed maturity securities, including those with related parties, totaled $63.7 billion. For fixed maturity securities, we obtain the fair values, when available, based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are liquid investments and the valuation does not require significant management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, giving priority to observable inputs. We obtain the fair value for most marketable bonds without an active market from several commercial pricing services. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, broker-dealer quotes, credit quality, issuer spreads, bids, offers, and other reference data. For certain fixed maturity securities without an active market, an internally-developed discounted cash flow or other approach is utilized to calculate the fair value. A discount rate is used, which adjusts a market comparable base rate for securities with similar characteristics for credit spread, market illiquidity or other adjustments. The fair value of privately placed fixed maturity securities are based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, we use a matrix-based pricing model, which considers the current level of risk-free interest rates, corporate spreads, credit quality of the issuer, and cash flow characteristics of the security. We also consider additional factors, such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees, and our evaluation of the borrower’s ability to compete in its relevant market.

As of December 31, 2017, equity securities, including those with related parties, totaled $790 million. For equity securities, we obtain the fair value, when available, based on quoted market prices. Other equity securities, typically private equities or equity securities not traded on an exchange, are valued based on other sources, such as commercial pricing services or brokers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Investment Funds

Investment funds, including those with related parties and of our consolidated VIEs, for which we elect the fair value option, are valued based on net asset value information provided by the general partner or related asset manager. As of December 31, 2017, we had investment funds, including those with related parties and of our consolidated VIEs, of $724 million carried at fair value on the consolidated balance sheet. These partnership interests usually include multiple underlying investments for which either observable market prices or other valuation methods are used to determine the fair value. Investment funds include several private equity and debt funds that typically invest in a diverse pool of investments, using investment strategies including leveraged buyouts, energy, real estate, hedge funds, mezzanine debt, and senior debt.

The underlying investments may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models. These inputs in isolation can cause significant increases or decreases in fair value. For example, the comparable multiples may be multiplied by the underlying investment’s earnings before interest, tax, depreciation, and amortization or by some other applicable financial metric to establish the total enterprise value of the underlying investments. A comparable multiple consistent with the implied trading multiple of public industry peers or relevant recent private transactions are used when available. Similarly, for certain underlying investments a discounted cash flow model may be used. An increase in the discount rate can significantly lower the fair value; a decrease in the discount rate can significantly increase the fair value. The discount rate may be determined by considering the weighted average cost of capital of companies in similar industries with comparable debt to equity ratios.

Other-Than-Temporary Impairments

The evaluation of investments for OTTIs is a quantitative and qualitative process done on a case-by-case basis, which is subject to risks and uncertainties and involves significant estimates and judgments by management. Changes in the estimates and judgments used in such analysis can have a significant impact on our consolidated results of operations.

We review and analyze all investments on an ongoing basis for changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions, and other similar factors. Indicators of impairment may include changes in the issuers’ credit ratings and outlook, the frequency of late payments, pricing levels, key financial ratios, financial statements, revenue forecasts and cash flow projections. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital; and (4) for fixed maturity securities, our ability and intent to sell a security or whether it is more-likely-than-not we will be required to sell the security before the recovery of its cost or amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled principal and interest payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to the investment’s cost or amortized cost based on the present value of the expected future cash flows to be collected. To the extent we determine a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

Impairment losses on equity securities are recognized in investment related gains (losses) on the consolidated statements of income. The recognition of impairment losses on fixed maturity securities on the consolidated financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more-likely-than-not that we would be required to sell a security before the recovery of its cost or amortized cost, less any recorded credit loss, we recognize a loss in other-than-temporary impairment losses on the consolidated statements of income for the difference between cost or amortized cost and fair value. If neither of these two conditions exists, then the recognition of the loss is bifurcated and we recognize the credit loss portion in other-than-temporary impairment losses on the consolidated statements of income and the non-credit loss portion in AOCI on the consolidated balance sheets.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using estimated cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security. The techniques and assumptions for establishing the estimated cash flows vary depending on the type of security. A structured security’s cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. A non-structured security’s cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include endowment contracts, term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2017, the reserve investment yield assumptions for non-participating contracts range from 3.31% to 5.44% and are specific to our expected earned rate on the asset portfolio supporting the reserves. Liabilities for participating long duration contracts are established using acceptable actuarial valuation methods, which require the use of guaranteed interest and mortality assumptions. As of December 31, 2017, the reserve guaranteed interest assumptions range from 0.90% to 4.00% and are based on interest rates guaranteed to policyholders. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes are sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of December 31, 2017, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $2.4 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	December 31, 2017
+10% assessments	$(91)
–10% assessments	102
+100 bps discount rate	84
–100 bps discount rate	(95)
1% lower annual equity growth	55

Derivatives

Valuation of Embedded Derivatives on FIAs

We issue and reinsure products, primarily FIA products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains and losses on the host contract and derivative will be reflected within investment related gains (losses) on the consolidated statements of income. Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIA and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component where interest credited is based on the performance of common stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as were used to project policy contract values. For contracts we issue directly to policyholders, the embedded derivative cash flows are discounted using a rate that reflects our own credit rating. For contracts assumed through funds withheld and modco reinsurance contracts, we do not use a credit spread as the funds are backed by the cedant’s collateral. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. The host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value. Changes in the fair value of embedded derivatives associated with fixed indexed annuities and indexed universal life insurance contracts are reflected in interest sensitive contract benefits on the consolidated statements of income.

In general, the change in the fair value of the embedded derivatives will not directly correspond to the change in fair value of the hedging derivative assets. The derivatives are intended to hedge the index credits expected to be granted at the end of the current term, typically one year. The options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the entire period the FIAs are expected to be in force, which are typically much longer than the current term of the options. From an economic basis we believe it is suitable to hedge with options that align with index terms of our FIA products because policyholder accounts are credited with index performance at the end of each index term. However, because the value of an embedded derivative in an FIA contract is longer-dated, there is a duration mismatch which may lead to mismatches for accounting purposes.

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

As of December 31, 2017, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $7.4 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2017
+100 bps discount rate	$(555)
–100 bps discount rate	624

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

Valuation of Embedded Derivatives in Modco or Funds Withheld

Reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. The right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of the embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included in funds withheld at interest and funds withheld liability on the consolidated balance sheets for assumed and ceded agreements, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the consolidated statements of income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Derivative Contracts

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivative contracts (for example, futures) typically fall within Level 1 of the fair value hierarchy depending on trading activity. OTC derivative contracts (for example, swaps) are valued using valuation models or an income approach using third-party broker-dealer valuations. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlation of the inputs. We consider and incorporate counterparty credit risk in the valuation process through counterparty credit rating requirements and monitoring of overall exposure. We also evaluate and include our own nonperformance risk in valuing derivative liabilities. The majority of our derivatives trade in liquid markets; therefore, we can verify model inputs and model selection does not involve significant judgment. As of December 31, 2017, we had derivative contract assets classified in the fair value hierarchy as Level 1 of $7 million, Level 2 of $2.5 billion and Level 3 of $0 million. As of December 31, 2017, we had derivative contract liabilities classified in the fair value hierarchy as Level 1 of $0 million, Level 2 of $129 million and Level 3 of $5 million.

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired

Costs related directly to the successful acquisition of new or renewal insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances. We perform periodic tests to determine if the deferred costs remain recoverable, including at issue. If financial performance significantly deteriorates to the point where the deferred costs are not recoverable, we record a cumulative charge to the current period.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, in relation to the present value of gross profits including investment spread margins, surrender charge income, policy administration, changes in the GLWB and GMDB reserves, and realized gains (losses) on investments. Current period gross profits for FIAs also include the change in fair value of both freestanding and embedded derivatives.

Current period amortization includes unlocking adjustments when actual gross profits and margins differ from prior estimates and may include further adjustments due to revisions of estimates of future gross profits and margins. Our estimates of future gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior and mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on FIA products), surrender and other policy charges as applicable, and the level of expenses necessary to maintain the policies over their entire lives. Revisions to the gross profits are made each period based on historical results and also periodically through changing our assumptions to reflect our estimate of future experience.

We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions, as previously discussed in future policy benefits. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same line on the consolidated balance sheets as the associated reserves. Positive VOBA is recorded in DAC, DSI and VOBA on the consolidated balance sheets.

VOBA associated with investment contracts without significant revenue streams from sources other than investment of the policyholder funds is amortized using the effective interest method. VOBA associated with immediate annuity contracts classified as long-duration contracts is amortized at a constant rate in relation to net policyholder liabilities. For universal life-type policies and investment contracts with significant revenue streams from sources other than investment of policyholder funds, VOBA is amortized in relation to the present value of estimated gross profits using methods consistent with those used to amortize DAC and DSI. Negative VOBA is amortized at a constant rate in relation to applicable net policyholder liabilities.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2017, DAC, DSI and VOBA totaled $2.9 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	December 31, 2017
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$37	$15	$54	$106
–10% estimated future gross profits	(45)	(19)	(61)	(125)
+100 bps discount rate	(61)	(29)	(44)	(134)
–100 bps discount rate	68	34	49	151

Stock-based Compensation

We have adopted various stock-based compensation plans in order to align incentive compensation to our employees, our directors and employees of AAM with our long term performance. See Note 11 – Common Stock and Note 12 – Stock-based Compensation to the consolidated financial statements for additional information regarding our stock-based compensation plans, and Note 17 – Related Parties to the consolidated financial statements regarding our relationship with AAM. Under these stock-based compensation plans, we may issue non-qualified stock options, incentive stock options, rights to purchase shares, restricted shares, restricted stock units (RSUs), and other awards which may be settled in, or based upon, our Class A common shares.

We have issued Class M common shares and RSUs, which will be settled in Class A common shares assuming that such awards are exchanged for Class A common shares upon payment of a conversion price. Under the terms of the plans, a portion of the Class M common shares and RSUs is subject to time-based vesting conditions (Tranche 1), and the remainder (Tranche 2) is subject to vesting conditions based on the proceeds realized or deemed to be realized by certain holders of our Class A common shares, as defined in each incentive plan (Relevant Investors), except for the Tranche 2 Class M-1, M-2 and M-3 common shares, which became fully vested upon modification in 2016. Additionally, certain Class M-4 common shares were issued with time-based vesting conditions and market hurdles based on the price of our Class A common shares attaining certain targets following our initial public offering. We have also issued long-term incentive plan (LTIP) awards that consist of time and performance-based RSUs and time-based stock options for Class A common shares. The performance-based LTIP awards vest upon the Company meeting certain adjusted operating income and ROE targets.

We recognize the fair value of stock-based compensation over a participant’s requisite service period through a charge to compensation expense and a corresponding entry to equity or a liability based on the vesting criteria and other pertinent terms of the awards. The compensation expense for Tranche 1 Class M common shares, Tranche 1 Class M RSUs and LTIP awards is generally recognized ratably over the vesting period. The compensation expense for Tranche 2 Class M common shares, other than those vested upon modification, and Tranche 2 Class M RSUs is recognized based on a combination of the probability of the Relevant Investors achieving certain performance hurdles and the assumed period to attain those performance hurdles. The Class M-4 common shares with share price market hurdles were entirely contingent on the completion of our initial public offering, therefore, expense recognition commenced upon completion of our initial public offering and will continue over the derived service period. Changes in our estimates and assumptions, including the number of stock awards that ultimately vest, may cause us to realize material changes in stock-based compensation expense in the future.

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

Valuation Methodology and Assumptions

We determine the fair value of the Class M common shares, RSUs and LTIP stock options using the Black-Scholes option pricing model. To estimate an award’s fair value using the Black-Scholes option pricing model, it is necessary to develop assumptions of the expected term, expected volatility, expected dividend yield and the risk-free interest rate. The expected term and expected volatility assumptions are generally the most sensitive of the assumptions in the Black-Scholes model with variability in these assumptions having a more significant impact on the award’s fair value than the assumptions on the expected dividend yield or risk-free interest rate, if all other assumptions are held equal. We have assumed no dividends as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The risk-free interest rate is derived from the U.S. Constant Maturity Treasury yield at the valuation date, with maturity corresponding to the weighted-average expected term.

Expected Term

The Black-Scholes model uses a single input for the award’s expected term (the weighted average expected term), the anticipated time period between the valuation date and the exercise date or post-vesting cancellation date, to estimate an employee award’s fair value. Developing the expected term assumption is highly subjective as employees may exercise options at widely varying times. A change in the expected term may have a significant effect on the fair value of the award. For more information regarding our expected term assumptions, see Note 12 – Stock-based Compensation to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Expected Volatility

Volatility is a statistical measurement of the magnitude of stock’s price variance over a given historical period and is used to determine the expected variability of the returns on a company’s stock. Volatility may have a significant impact on the fair value of a share-based event. Given that a more volatile stock has greater upside potential than a less volatile stock, an award tied to a high volatility stock has greater value than an award tied to a low-volatility stock, assuming all other assumptions are equal.

Absent an established history in a public market for our shares, we have estimated volatility of our share price based on the published historical volatilities of publicly-traded insurance company peers. For more information regarding our expected volatility assumptions, see Note 12 – Stock-based Compensation to the consolidated financial statements.

Consolidation

We consolidate all entities in which we hold a controlling financial interest as of the financial statement date whether through a majority voting interest or otherwise, including those investment funds that meet the definition of a VIE in which we are determined to be the primary beneficiary. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the investment fund, and we record the investment as an equity-method investment. See Note 4 – Variable Interest Entities to the consolidated financial statements.

The determination as to whether an entity qualifies as a VIE depends on the underlying facts and circumstances surrounding each entity. Our assessment of whether an entity is a VIE may require significant judgment. Those judgments may include, but are not limited to: (1) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) evaluating whether the holders of the equity investment at risk, as a group, lack any characteristics of a controlling financial interest, such as the obligation to absorb losses, right to receive expected residual returns or the ability to make decisions that have a significant effect on the success of the entity; and (3) determining whether the equity investors’ voting rights are not proportional to their economic rights, and whether substantially all of the activities of the entity either involve or are conducted on behalf of an investor with disproportionately fewer voting rights.

Judgments are also made in determining whether we, as a variable interest holder, are required to consolidate the VIE as its primary beneficiary. Determining whether we are the primary beneficiary may require significant judgment. Generally, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits or obligation to absorb losses that could be potentially significant to the VIE. This analysis considers related party and de-facto agent relationships, as well as indirect interests we may hold in the entity being evaluated. For example, we may not be deemed to control the VIE; however, to the extent the controlling party is a related party or a de-facto agent, we perform an additional assessment to determine if substantially all of the activities of the VIE are conducted on our behalf and are therefore the primary beneficiary. This assessment is primarily qualitative and focused on the relationship between us and the VIE being evaluated, but also includes an analysis of the VIE’s economic impacts we receive. Additionally, in situations where the related parties share power or are under common control, we evaluate the nature of the relationship and activities of the parties involved to determine which party within the related-party group is most closely associated with the VIE and therefore required to consolidate.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

In determining our income taxes, management is required to interpret complex income tax laws and regulations. We are subject to examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the relevant taxing authorities based on the technical merits of our position. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on our consolidated financial results. For more information regarding income taxes, see Note 15 – Income Taxes to the consolidated financial statements.

Accounting for income taxes represents our estimate of various events and transactions based on management’s judgment and interpretation of the laws and regulations enacted as of the reporting date. Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax basis of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more-likely-than-not some portion of the tax benefit will not be realized. We have deferred tax assets primarily related to reserve valuation differences, net operating losses, DAC and employee benefit plans.
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
•future reversals of existing taxable temporary differences, including any tax planning strategies that could be utilized;
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

We have not provided for withholding taxes on undistributed earnings of our U.S. and German subsidiaries on our consolidated financial statements as of December 31, 2017. Although withholding taxes may apply in the event a dividend is paid by our U.S. subsidiaries or German subsidiaries, we have not accrued withholding taxes as we do not intend to remit these earnings. The cumulative amount subject to withholding tax, if distributed, as well as the determination of the associated tax liability, is not practicable to compute; however, it may be material to our consolidated financial condition and results of operations. Any dividends remitted to AHL from ALRe are not subject to withholding tax.

Impact of Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

Risk Management Framework

The function of our risk management framework is to identify, assess and prioritize risks to ensure that both senior management and the board of directors understand and can manage our risk profile. The processes supporting risk management are designed to ensure that our risk profile is consistent with our stated risk appetite and that we maintain sufficient capital to support our corporate plan, while meeting the requirements imposed by our policyholders, shareholders, and regulators. Risk management strives to enable us to maximize the value of our existing business platform to shareholders, preserve our ability to realize business and market opportunities under moderately stressful market conditions, and to withstand the impact of severely adverse events.

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

Risk Management

The risk management team structure consists of an enterprise risk management (ERM) team, a derivatives trading team and an asset risk team. The risk management team is led by our Chief Risk Officer, who reports to the chair of the AHL Risk Committee. Our risk management team is comprised of approximately 30 dedicated, full-time employees.

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

The investment teams within AAM, which manage substantially all of our fixed income assets, focus on in-depth, bottom-up portfolio construction, and disciplined risk management. Their approach to taking credit risk is formulated based on:

•	a fundamental view on existing and potential opportunities at the security level;

•	an assessment of the current risk/reward proposition for each market segment;

•	identification of downside risks and assigning a probability for those risks; and

•	establishing a plan for best execution of the investment action.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

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

Depending upon the materiality of the risk and our assessment of how we would perform across a spectrum of interest rate environments, we may seek to mitigate interest rate risk using on-balance-sheet strategies (portfolio management) or off-balance-sheet strategies (derivative hedges such as interest rate swaps and futures). We monitor ALM metrics (such as key-rate durations and convexity) and employ quarterly cash flow testing requirements across all of our insurance companies to assure the asset and liability portfolios are managed to maintain net interest rate exposures at levels that are consistent with our risk appetite. We have established a set of exposure and stress limits to communicate our risk tolerance and to ensure adherence to those risk tolerance levels. Risk management personnel and the MRC and MIC (together, management committees) are notified in the event that risk tolerance levels are exceeded. Depending on the specific risk threshold that is exceeded, the appropriate management committee then makes a decision as to what actions, if any, should be undertaken.

Active portfolio management is performed by the investment managers at AAM, with direction from the management committees. ALM risk is also managed by the management committees. The performance of our investment portfolio managed by AAM is reviewed periodically by the management committees and the board of directors. The management committees strive to improve returns to shareholders and protect policyholders, while dynamically managing the risk within our expectations.

Equity Risk

Our FIAs require us to make payments to policyholders that are dependent on the performance of equity market indices. We seek to minimize the equity risk from our liabilities by economically defeasing this equity exposure with granular, policy-level-based hedging. In addition, our investment portfolio can be invested in strategies involving public and private equity positions, though in general, we have limited appetite for passive, public equity investments.

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

We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We currently target fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies,” (which is mostly exposure to publicly traded equities), followed by “hedge funds,” “credit funds,” “private equity,” and “real assets.”

Our investment mandate in our alternative investment portfolio is inherently opportunistic. Each investment is examined and analyzed on its own merits to gain a full understanding of the risks present, and with a view toward determining likely return scenarios, including the ability to withstand stress in a downturn. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

Alternative investments are monitored in real-time across the variety of markets that they span. The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio’s performance under stress scenarios is evaluated routinely as part of management and board of director reviews. Since alternative investments are marked-to-market on our balance sheet, risk analyses focus on potential changes in market value across a variety of market stresses. In cases where investment performance has not met expectations, or where the balance of risk and reward has shifted against us, we will seek to exit the investment as quickly as possible, and minimize our downside exposure in doing so.

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

Scenario Analysis

We evaluate our exposure to market risk through internally defined modeling of our portfolio performance during times of economic stress. We manage our business, capital and liquidity needs to withstand stress scenarios and target capital we believe will maintain our current ratings in a moderate recession scenario and will allow us to continue to be rated investment grade under a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, we calibrate recessionary shocks to several key risk factors (including but not limited to, S&P 500, BBB corporate spreads, high yield corporate spreads and 2 year and 10 year U.S. Treasury yields) using data from the 1991, 2001, and 2008 recessions, and estimate mark to market impacts to the various sectors in our portfolio using regression analysis of their credit spreads to the key risk factors. To estimate OTTI impacts, we use historical default, stressed recovery, and ratings migration rates from the aforementioned recessionary periods. In the Lehman scenario, we use credit spread and interest rate movements between September 12, 2008 and December 15, 2008 to estimate mark to market changes, and we use one-year default probabilities from 2008, along with stressed recovery and ratings migration rates, to estimate OTTI impacts. We review the impacts of our stress test analyses quarterly with management.

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2017, the estimated point-in-time impact to our pre-tax consolidated statements of income would have been an increase of $18 million as of December 31, 2017. If there were a similar parallel increase in interest rates from levels as of December 31, 2016, the estimated point-in-time impact to our pre-tax consolidated statements of income would have been an increase of $5 million as of December 31, 2016. The increase compared to prior year was driven primarily by growth of the assumed reinsurance embedded derivative. An immediate, parallel decline in interest rates of 25 basis points is estimated to decrease our pre-tax consolidated statements of income as of December 31, 2017 and 2016 by similar amounts to the increases shown above.

Assuming a 25 basis points increase in interest rates persists for a 12-month period, the estimated impact to adjusted operating income would be an increase of approximately $25 – $30 million. This is driven by an increase in investment income from floating rate assets, offset by DAC, DSI and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. The estimated impact to adjusted operating income excludes any effects related to the Tax Act. The increase to adjusted operating income would be lower to the extent that we experience an increase in our effective tax rate. See Item 1. Business–Regulation–United States–Tax Reform for further discussion regarding the impact of tax reform on our business. The models used to estimate the impact of a 25 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

Public Equity Risk

Assuming all other factors are constant, we estimate that a decline in public equity market prices of 10% would cause a decrease to our pre-tax consolidated statements of income of $187 million as of December 31, 2017 compared to $118 million as of December 31, 2016.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Athene Holding Ltd.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Athene Holding Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15.2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Des Moines, Iowa
February 26, 2018

We have served as the Company’s auditor since 2015.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2017	2016
Assets
Investments
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $58,506 and 2016 – $51,110)	$61,012	$52,033
Equity securities (cost: 2017 – $271 and 2016 – $319)	277	353
Trading securities, at fair value	2,709	2,581
Mortgage loans, net of allowances (portion at fair value: 2017 – $41 and 2016 – $44)	6,233	5,470
Investment funds (portion at fair value: 2017 – $145 and 2016 – $99)	699	689
Policy loans	530	602
Funds withheld at interest (portion at fair value: 2017 – $312 and 2016 – $140)	7,085	6,538
Derivative assets	2,551	1,370
Real estate (portion held for sale: 2017 – $32 and 2016 – $23)	624	542
Short-term investments, at fair value (cost: 2017 – $201 and 2016 – $189)	201	189
Other investments	133	81
Total investments	82,054	70,448
Cash and cash equivalents	4,888	2,445
Restricted cash	105	57
Investments in related parties
Available-for-sale securities, at fair value
Fixed maturity securities (amortized cost: 2017 – $399 and 2016 – $341)	406	335
Equity securities (cost: 2017 – $0 and 2016 – $20)	—	20
Trading securities, at fair value	307	195
Investment funds (portion at fair value: 2017 – $30 and 2016 – $0)	1,310	1,198
Short-term investments, at fair value (cost: 2017 – $52 and 2016 – $0)	52	—
Other investments	238	237
Accrued investment income (related party: 2017 – $10 and 2016 – $9)	652	554
Reinsurance recoverable (portion at fair value: 2017 – $1,824 and 2016 – $1,692)	4,972	6,001
Deferred acquisition costs, deferred sales inducements and value of business acquired	2,930	2,940
Other assets	969	1,348
Assets of consolidated variable interest entities
Investments
Available-for-sale securities, at fair value
Equity securities – related party (cost: 2017 – $101 and 2016 – $143)	142	161
Trading securities, at fair value – related party	146	167
Investment funds (related party: 2017 – $571 and 2016 – $562; portion at fair value: 2017 – $549 and 2016 – $562)	571	573
Cash and cash equivalents	4	14
Other assets	1	6
Total assets	$99,747	$86,699
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except share and per share data)	2017	2016
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (portion at fair value: 2017 – $8,929 and 2016 – $6,574)	$67,708	$61,532
Future policy benefits (portion at fair value: 2017 – $2,428 and 2016 – $2,400)	17,507	14,592
Other policy claims and benefits	211	217
Dividends payable to policyholders	1,025	974
Derivative liabilities	134	40
Payables for collateral on derivatives	2,323	1,383
Funds withheld liability (portion at fair value: 2017 – $22 and 2016 – $6)	407	380
Other liabilities (related party: 2017 – $64 and 2016 – $56)	1,222	688
Liabilities of consolidated variable interest entities	2	34
Total liabilities	90,539	79,840
Commitments and Contingencies (Note 18)
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2017 and 2016 – 425,000,000 shares; issued and outstanding: 2017 – 142,386,704 and 2016 – 77,319,381 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2017 and 2016 – 325,000,000 shares; issued and outstanding: 2017 – 47,422,399 and 2016 – 111,805,829 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,109,560 shares; issued and outstanding: 2017 – 3,388,890 and 2016 – 3,474,205 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 5,000,000 shares; issued and outstanding: 2017 – 851,103 and 2016 – 1,067,747 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 1,092,000 and 2016 – 1,346,300 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 4,711,743 and 2016 – 5,397,802 shares	—	—
Additional paid-in capital	3,472	3,421
Retained earnings	4,321	3,070
Accumulated other comprehensive income (related party: 2017 – $48 and 2016 – $12)	1,415	367
Total Athene Holding Ltd. shareholders’ equity	9,208	6,858
Noncontrolling interest	—	1
Total equity	9,208	6,859
Total liabilities and equity	$99,747	$86,699
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income

	Years ended December 31,
(In millions, except per share data)	2017	2016	2015
Revenues
Premiums	$2,465	$240	$195
Product charges	340	281	248
Net investment income (related party investment income: 2017 – $220, 2016 – $226 and 2015 – $168; and related party investment expense: 2017 – $318, 2016 – $295 and 2015 – $268)	3,269	2,914	2,510
Investment related gains (losses) (related party: 2017 – $(16), 2016 – $(38) and 2015 – $(19))	2,572	652	(430)
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(29)	(32)	(40)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	(4)	2	10
Net other-than-temporary impairment losses	(33)	(30)	(30)
Other revenues	37	34	25
Revenues of consolidated variable interest entities
Net investment income (related party: 2017 – $42, 2016 – $44 and 2015 – $37)	42	67	67
Investment related gains (losses) (related party: 2017 – $35, 2016 – $(25) and 2015 – $46)	35	(53)	33
Total revenues	8,727	4,105	2,618
Benefits and Expenses
Interest sensitive contract benefits	2,826	1,296	689
Amortization of deferred sales inducements	63	39	21
Future policy and other policy benefits	3,163	1,059	518
Amortization of deferred acquisition costs and value of business acquired	350	318	206
Dividends to policyholders	118	37	28
Policy and other operating expenses (related party: 2017 – $13, 2016 – $22 and 2015 – $18)	672	627	549
Operating expenses of consolidated variable interest entities	—	13	17
Total benefits and expenses	7,192	3,389	2,028
Income before income taxes	1,535	716	590
Income tax expense (benefit)	87	(52)	12
Net income	1,448	768	578
Less: Net income attributable to noncontrolling interests	—	—	16
Net income available to Athene Holding Ltd. shareholders	$1,448	$768	$562

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4[1]	$7.41	$4.11	$3.21
Diluted – Class A	7.37	4.02	3.21
Diluted – Class B	7.41	4.11	3.21
Diluted – Class M-1[1]	7.41	0.20	N/A
Diluted – Class M-2[1]	5.38	N/A	N/A
Diluted – Class M-3[1]	4.12	N/A	N/A
Diluted – Class M-4[1]	3.31	N/A	N/A

N/A – Not applicable
[1] Basic and diluted earnings per share for Class M-1 was applicable only for the years ended December 31, 2017 and 2016. Basic and diluted earnings per share for Class M-2, M-3 and M-4 were applicable only for the year ended December 31, 2017. See Note 13 – Earnings Per Share for further discussion.

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2017	2016	2015
Net income	$1,448	$768	$578
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,269	878	(1,314)
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	4	(2)	(10)
Unrealized gains (losses) on hedging instruments	(105)	(5)	11
Pension adjustments	(1)	—	12
Foreign currency translation adjustments	20	(8)	(4)
Other comprehensive income (loss), before tax	1,187	863	(1,305)
Income tax expense (benefit) related to other comprehensive income	326	259	(424)
Other comprehensive income (loss)	861	604	(881)
Comprehensive income (loss)	2,309	1,372	(303)
Less: Comprehensive income attributable to noncontrolling interests	—	—	16
Comprehensive income (loss) available to Athene Holding Ltd. shareholders	$2,309	$1,372	$(319)

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2014	$—	$2,153	$1,748	$644	$4,545	$33	$4,578
Net income	—	—	562	—	562	16	578
Other comprehensive loss	—	—	—	(881)	(881)	—	(881)
Issuance of shares, net of expenses	—	1,112	—	—	1,112	—	1,112
Stock-based compensation	—	17	—	—	17	—	17
Retirement or repurchase of shares	—	(1)	(2)	—	(3)	—	(3)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(48)	(48)
Balance at December 31, 2015	—	3,281	2,308	(237)	5,352	1	5,353
Net income	—	—	768	—	768	—	768
Other comprehensive income	—	—	—	604	604	—	604
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	153	—	—	153	—	153
Retirement or repurchase of shares	—	(14)	(6)	—	(20)	—	(20)
Balance at December 31, 2016	—	3,421	3,070	367	6,858	1	6,859
Net income	—	—	1,448	—	1,448	—	1,448
Other comprehensive income	—	—	—	861	861	—	861
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	50	—	—	50	—	50
Retirement or repurchase of shares	—	—	(10)	—	(10)	—	(10)
Reclassification of taxes[1]	—	—	(187)	187	—	—	—
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	$—	$3,472	$4,321	$1,415	$9,208	$—	$9,208

[1] See discussion of Accounting Standards Update 2018-02 adoption in Note 1 – Business, Basis of Presentation and Significant Accounting Policies.
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities
Net income	$1,448	$768	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	350	318	206
Amortization of deferred sales inducements	63	39	21
Accretion of net investment premiums, discounts, and other	(192)	(172)	(77)
Payment at inception of coinsurance agreement	—	—	(10)
Stock-based compensation	45	84	67
Net investment (income) loss (related party: 2017 – $(63), 2016 – $(51) and 2015 – $(6))	(53)	(25)	8
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $8, 2016 – $34 and 2015 – $42)	(2,180)	(342)	520
Policy acquisition costs deferred	(493)	(601)	(288)
Changes in operating assets and liabilities:
Accrued investment income	(91)	(34)	38
Interest sensitive contract liabilities	2,513	925	874
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	1,993	344	(573)
Funds withheld assets and liabilities	(419)	(128)	(278)
Other assets and liabilities	219	(33)	(10)
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2017 – $(36), 2016 – $3 and 2015 – $(46))	(36)	25	(35)
Other operating activities, net	3	31	8
Net cash provided by operating activities	3,170	1,199	1,049
			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2017	2016	2015
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $131, 2016 – $78 and 2015 – $65)	$12,634	$9,211	$10,424
Equity securities (related party: 2017 – $22, 2016 – $0 and 2015 – $0)	687	350	53
Trading securities (related party: 2017 – $55, 2016 – $26 and 2015 – $72)	454	748	1,226
Mortgage loans	1,669	1,176	788
Investment funds (related party: 2017 – $349, 2016 – $293 and 2015 – $99)	496	420	343
Derivative instruments and other invested assets	1,503	468	1,151
Real estate	4	36	63
Short-term investments (related party: 2017 – $65, 2016 – $55 and 2015 – $130)	351	870	207
Purchases of:
Available-for-sale securities
Fixed maturity securities (related party: 2017 – $(186), 2016 – $(82) and 2015 – $(64))	(18,883)	(11,797)	(11,069)
Equity securities (related party: 2017 – $0, 2016 – $(20) and 2015 – $0)	(540)	(319)	(239)
Trading securities (related party: 2017 – $0, 2016 – $(39) and 2015 – $(52))	(396)	(868)	(1,409)
Mortgage loans	(2,428)	(1,157)	(672)
Investment funds (related party: 2017 – $(509), 2016 – $(441) and 2015 – $(510))	(660)	(535)	(614)
Derivative instruments and other invested assets	(738)	(686)	(698)
Real estate	(76)	(39)	(6)
Short-term investments (related party: 2017 – $(117), 2016 – $0 and 2015 – $(85))	(421)	(873)	(267)
Consolidated variable interest entities related:
Sales, maturities, and repayments of investments (related party: 2017 – $85, 2016 – $22 and 2015 – $244)	95	504	257
Purchases of investments (related party: 2017 – $(23), 2016 – $(19) and 2015 – $(17))	(23)	(19)	(17)
Acquisition of subsidiaries, net of cash acquired	—	—	162
Cash settlement of derivatives	(4)	34	25
Change in restricted cash	(48)	59	(39)
Other investing activities, net	507	(185)	279
Net cash used in investing activities	(5,817)	(2,602)	(52)
			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2017	2016	2015
Cash flows from financing activities
Capital contributions	$1	$1	$1,116
Repayment of note payables	—	—	(4)
Deposits on investment-type policies and contracts	9,056	5,791	3,460
Withdrawals on investment-type policies and contracts	(4,843)	(4,617)	(4,783)
Payments for coinsurance agreements on investment-type contracts, net	(33)	(89)	(153)
Consolidated variable interest entities related:
Repayment on borrowings	—	(500)	—
Capital distributions to noncontrolling interests	—	—	(30)
Net change in cash collateral posted for derivative transactions	940	516	(535)
Repurchase of common stock	(10)	(20)	(3)
Other financing activities, net	(63)	73	(12)
Net cash provided by (used in) financing activities	5,048	1,155	(944)
Effect of exchange rate changes on cash and cash equivalents	32	(13)	(4)
Net increase (decrease) in cash and cash equivalents	2,433	(261)	49
Cash and cash equivalents at beginning of year[1]	2,459	2,720	2,671
Cash and cash equivalents at end of period[1]	$4,892	$2,459	$2,720

Supplementary information
Cash refunded for taxes	$64	$31	$34
Cash paid for interest	—	9	22
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements	663	3,441	1,182
Withdrawals on investment-type policies and contracts through reinsurance agreements	482	448	373
Investments received from settlements on reinsurance agreements	73	47	75
Investment funds acquired in exchange for non-cash assets and liabilities	—	—	473
Investments received from pension risk transfer premiums	334	—	—
Other investments exchanged for related party investment funds	26	—	—
Reduction in investments and other assets and liabilities relating to reinsurance	—	—	920

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

We conduct business primarily through the following consolidated subsidiaries:

•	Athene Life Re Ltd. (ALRe), a Bermuda exempted company to which AHL’s other insurance subsidiaries and third party ceding companies directly and indirectly reinsure a portion of their liabilities;

•	Athene USA Corporation, an Iowa corporation and its subsidiaries (Athene USA); and

•
AGER Bermuda Holding Ltd. and its subsidiaries (AGER), which includes Athene Deutschland GmbH & Co. KG, a German partnership and its subsidiaries (ADKG). We deconsolidated AGER effective January 1, 2018, as discussed below.

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

AGER Deconsolidation – In April 2017, in connection with a private offering, AGER entered into subscription agreements with AHL, certain affiliates of Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo) and a number of other third-party investors pursuant to which AGER secured commitments from such parties to purchase new common shares in AGER (AGER Offering). In November 2017, the AGER board of directors approved resolutions authorizing the closing of the AGER Offering (Closing) to occur on January 1, 2018 and approving a capital call from all of the AGER investors, excluding us. In connection with the Closing and the issuance of shares in respect of the capital call, each of which occurred on January 1, 2018, our equity interest in AGER was exchanged for common shares of AGER. As a result, on January 1, 2018, we held 10% of the aggregate voting power of and less than 50% of the economic interest in AGER and, as such, it is thereafter held as an investment rather than a consolidated subsidiary. We did not recognize a material amount in the consolidated statements of income upon deconsolidation in 2018. AGER Bermuda Holding Ltd. has subsequently been renamed Athora Holding Ltd.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

We generally record security transactions on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets. For those security transactions not recorded on a trade date basis, such as investment fund purchases, we record on a settlement date basis.

Purchased Credit Impaired (PCI) Investments – We purchase certain structured securities, primarily RMBS and re-performing mortgage loans, having deterioration in credit quality since their issuance which meet the definition of PCI investments. We determined, based on our expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that we would not collect all contractually required payments, including both principal and interest, while also considering the effects of any prepayments for these PCI investments. Based on these assumptions, the difference between the undiscounted expected future cash flows of the PCI investment and the recorded investment represents the initial accretable yield, which is accreted into investment income, net of related expenses, over its remaining life on a level-yield basis. The difference between the contractually required payments on the PCI investment and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change. PCI investments are presented on the consolidated financial statements consistent with AFS securities or mortgage loans depending on the underlying investment.

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

Investment Funds – We invest in certain non-fixed income, alternative investments in the form of limited partnerships or similar legal structures (investment funds). For investment funds in which we have determined we are not the primary beneficiary, and therefore not required to consolidate, we typically record these investments using the equity method of accounting, where the cost is recorded as an investment in the fund, or we have elected the fair value option. Adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (NAV) in the investment fund financial statements, which can be on a lag of up to three months when investee information is not received in a timely manner.

We record our proportionate share of investment fund income within net investment income on the consolidated statements of income. Contributions paid or distributions received by us are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, thus reducing our carrying value.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Policy Loans – Policy loans are funds provided to policyholders in return for a claim on the policy’s account value. The funds provided are limited to a specified percentage of the account balance. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policy account balance. Policy loans are reported at the unpaid principal balance. Interest income is recorded as earned using the contract interest rate and is reported in net investment income on the consolidated statements of income.

Funds Withheld at Interest – Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with funds withheld coinsurance (funds withheld) and modified coinsurance (modco) reinsurance agreements in which we act as reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. The underlying agreements contain embedded derivatives as discussed below.

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

Real estate investments for which we have committed to a plan to sell within one year and are actively marketing are classified as held for sale. Real estate held for sale is stated at the lower of depreciated cost as of the date we committed to a plan to sell or estimated fair value less expected disposition costs.

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

Investment Income – We recognize investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupons interest. Realized gains and losses on sales of investments are included in investment related gains (losses) on the consolidated statements of income. Realized gains and losses on investments sold are determined based on a first-in first-out method.

Other-Than-Temporary Impairment – We identify fixed maturity and equity securities that could potentially have impairments that are other-than-temporary by monitoring market events for changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions and other similar factors. Indicators of impairment may include changes in the issuers’ credit ratings and outlook, frequency of late payments, pricing levels, key financial ratios, financial statements, revenue forecasts and cash flow projections.

We review all securities on a case-by-case basis to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital; and (4) for fixed maturity securities, our ability and intent to sell a security or whether it is more likely than not that we will be required to sell the security before the recovery of its cost or amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine that a security is other-than-temporarily impaired, an impairment loss is recognized.

The recognition of impairment losses on fixed maturity securities is dependent upon the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its cost or amortized cost less any recorded credit loss, we recognize a loss in other-than-temporary impairment losses on the consolidated statements of income for the difference between cost or amortized cost and fair value. If neither of these two conditions exists, then the recognition of the loss is bifurcated and we recognize the credit loss portion in other-than-temporary impairment losses on the consolidated statements of income and the non-credit loss portion in AOCI on the consolidated balance sheets.

We estimate the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the estimated cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the estimated cash flows vary depending on the type of security. A structured security’s cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. A non-structured security’s cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security-specific facts and circumstances including timing, security interests and loss severity.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

We impair a mortgage loan when it is probable we will not collect all amounts due under the agreement. We establish a general valuation allowance on mortgage loans based on loss history. Additionally, we establish a valuation allowance on individual loans based on expected losses from future dispositions or settlement, including foreclosures. We calculate the allowance based on how much the carrying value exceeds one of these values:

•	the present value of expected future cash flows discounted at the loan’s original effective interest rate;

•	the value of the loan’s collateral if it is in the process of foreclosure or otherwise collateral dependent; or

•	the loan’s fair value if the loan is being sold.

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

The cost of other invested assets is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within other-than-temporary impairment losses on the consolidated statements of income, and the cost basis of the investment securities is reduced accordingly. We do not change the revised cost basis for subsequent recoveries in value.

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

Hedge Documentation and Hedge Effectiveness – To qualify for hedge accounting, at the inception of the hedging relationship, we formally document our risk management objective and strategy for undertaking the hedging transaction, as well as our designation of the hedge as a cash flow or fair value hedge. In this documentation, we identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

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

For a derivative not designated as a hedge, changes in the derivative’s fair value and any income received or paid on derivatives at the settlement date are included in investment related gains (losses) on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Embedded Derivatives – We issue and reinsure products, primarily fixed indexed annuity products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains and losses on the host contract and derivative are included within investment related gains (losses) on the consolidated statements of income. Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract.

Fixed indexed annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component where interest credited is based on the performance of common stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as were used to project policy contract values. For contracts we issue directly to policyholders, the embedded derivative cash flows are discounted using a rate that reflects our credit rating. For contracts assumed through funds withheld and modco reinsurance contracts, we do not use a credit spread as the funds are backed by the cedant’s collateral. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. The host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value. Changes in the fair value of embedded derivatives associated with fixed indexed annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the consolidated statements of income.

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. The right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included in the funds withheld at interest and funds withheld liability lines on the consolidated balance sheets for assumed and ceded agreements, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the consolidated statements of income. Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the consolidated statements of cash flows.

Variable Interest Entities—An entity that does not have sufficient equity to finance its activities without additional financial support, or in which the equity investors, as a group, do not have the characteristics typically afforded to common shareholders is a VIE. The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and may require significant judgment. Our investment funds generally qualify as VIEs and are evaluated for consolidation under the VIE model.

We are required to consolidate a VIE if we are the primary beneficiary, defined as the variable interest holder with both the power to direct the activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. We determine whether we are the primary beneficiary of an entity based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and our relative exposure to the related risks of the VIE. Since affiliates of Apollo, a related party, are the decision makers in certain of the investment funds, we and a member of our related party group may together have the characteristics of the primary beneficiary of an investment fund. In this situation, we have concluded we are not under common control, as defined by GAAP, with the related party, and therefore consolidate in the circumstances when substantially all of the activities of the VIE are conducted on our behalf. We reassess the VIE and primary beneficiary determinations on an ongoing basis.

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

Assets and liabilities assumed or ceded under coinsurance, funds withheld, or modco are presented gross on the consolidated balance sheets. For investment contracts, the change in assumed and ceded reserves, deposits and withdrawals are presented net in interest sensitive contract benefits on the consolidated statements of income. For insurance contracts, the change in assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of income. Assumed or ceded premiums are included in premiums on the consolidated statements of income.

Accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We attempt to minimize our counterparty credit risk through the structuring of the terms of our reinsurance agreements, including the use of trusts, and we monitor credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, we record accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. We periodically compare actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities. See Note 7 – Reinsurance for more information.

Funds Withheld and ModCo – For business assumed or ceded on a funds withheld or modco basis, a funds withheld segregated portfolio, comprised of invested assets and other assets is maintained by the ceding entity, which is sufficient to support the current balance of statutory reserves. The fair value of the funds withheld is recorded as a funds withheld asset or liability and any excess or shortfall in relation to statutory reserves is settled periodically.

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

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements – Costs related directly to the successful acquisition of new, or renewal of, insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets. We perform periodic tests to determine if the deferred costs remain recoverable, including at issue. If financial performance significantly deteriorates to the point where the deferred costs are not recoverable, we record a cumulative charge to the current period.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, in relation to the present value of gross profits including investment spread margins, surrender charge income, policy administration, changes in the guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves and realized gains and losses on investments. Current period gross profits for fixed indexed annuities also include the change in fair value of both freestanding and embedded derivatives. Estimates of the future gross profits are based on assumptions using accepted actuarial methods. Each reporting period, we update estimated gross profits with actual gross profits as part of the amortization process and adjust the DAC and DSI balances due to the other comprehensive income (OCI) effects of unrealized investment gains and losses on AFS securities. We also periodically revise the key assumptions used in the calculation of the amortization of DAC and DSI which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved such that the present value of future liability cash flows is equal to the net liability at the inception of the contract.

Value of Business Acquired – We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions consistent with the policies described below for future policy benefits and interest sensitive contract liabilities. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the consolidated balance sheets as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the consolidated balance sheets. We perform periodic tests to determine if the VOBA remains recoverable. If financial performance significantly deteriorates to the point where VOBA is not recoverable, we record a cumulative charge to the current period.

VOBA associated with investment contracts without significant revenue streams from sources other than investment of the policyholder funds is amortized using the effective interest method. VOBA associated with immediate annuity contracts classified as long duration contracts is amortized at a constant rate in relation to net policyholder liabilities. For universal life-type policies and investment contracts with significant revenue streams from sources other than investment of policyholder funds, VOBA is amortized in relation to the present value of estimated gross profits using methods consistent with those used to amortize DAC and DSI. Negative VOBA is amortized at a constant rate in relation to applicable net policyholder liabilities.

See Note 8 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further discussion.

Interest Sensitive Contract Liabilities—Universal life-type policies and investment contracts include fixed indexed and traditional fixed annuities in the accumulation phase, funding agreements, universal life insurance, fixed indexed universal life insurance, unit-linked contracts and immediate annuities without significant mortality risk. We carry liabilities for fixed annuities, universal life insurance, unit-linked contracts and funding agreements at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic) which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. For a discussion regarding our indexed products, refer above to the embedded derivative discussion.

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

Future Policy Benefits—We issue contracts classified as long-duration, which includes endowments, term and whole life, accident and health, disability, and deferred and immediate annuit    ies with life contingencies. Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2017, the reserve investment yield assumptions for non-participating contracts range from 3.31% to 5.44% and are specific to our expected earned rate on the asset portfolio supporting the reserves. Liabilities for participating long-duration contracts are established using accepted actuarial valuation methods, which require the use of guaranteed interest and mortality assumptions. As of December 31, 2017, the reserve guaranteed interest assumptions for participating contracts range from 0.90% to 4.00% and are based on interest rates guaranteed to our policyholders. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

For long-duration contracts, the assumptions are locked in at contract inception and only modified if we deem the reserves to be inadequate. We periodically review actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net GAAP liability (gross reserves less DAC, DSI and VOBA) is less than the gross premium liability, impairment is deemed to have occurred, and the DAC, DSI and VOBA asset balances are reduced until the net GAAP liability is equal to the gross premium liability. If the DAC, DSI and VOBA asset balances are completely written off and the net GAAP liability is still less than the gross premium liability, then an additional liability is recorded to arrive at the gross premium liability.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

For the liabilities associated with GLWB and GMDB riders and no-lapse guarantees, each reporting period, we update expected excess benefits and assessments with actual excess benefits and assessments and adjust the liability balances due to the OCI effects of unrealized investment gains and losses on AFS securities. We also periodically revise the key assumptions used in the calculation of the liabilities which results in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of income. Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See Note 7 – Reinsurance for more information on reinsurance.

Closed Block Business—Two closed blocks of policies were established in connection with the reorganization of two predecessor subsidiaries from mutual companies to stock companies, collectively referred to as the Closed Blocks, and individually referred to as the AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) and the Indianapolis Life Insurance Company (ILICO) closed block (ILICO Closed Block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the respective closed block. The Closed Blocks were designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganization, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including related revenue, allocated to the Closed Blocks will accrue solely to the benefit of the policyholders included in the Closed Blocks until they no longer exist. A policyholder dividend obligation is required to be established for earnings in the Closed Blocks that are not available to the shareholders. We have elected the fair value option for the AmerUs Closed Block and the ILICO Closed Block. See Note 9 – Closed Block for more information on the Closed Blocks.

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

Dividends Payable to Policyholders—Participating policies entitle the policyholders to receive dividends based on actual interest, mortality, morbidity and expense experience for the year. Dividends are distributed to the policyholders through annual or terminal dividends which the Board of Directors of the applicable insurance subsidiary approves. As of December 31, 2017 and 2016, 90% and 88%, respectively, of traditional life policies inclusive of ceded policies were paying dividends, and the related liability is recorded in dividends payable to policyholders on the consolidated balance sheets. Premiums related to policies paying dividends represented 52%, 45% and 22% of total life insurance direct premiums and deposits for the years ended December 31, 2017, 2016 and 2015, respectively. Traditional life policies inclusive of ceded policies represented 88% and 81% of the Company’s individual life policies in force as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, all of the non-separate account unit-linked policies were paying dividends, and the related liability is recorded in dividends payable to policyholders on the consolidated balance sheets. There were no material deposits related to non-separate account unit-linked policies paying dividends for the years ended December 31, 2017, 2016 and 2015. Non-separate account unit-linked policies represented an insignificant percentage of our interest sensitive contracts in force as of December 31, 2017 and 2016.

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

Stock-Based Compensation—We have compensation plans under which stock-based awards may be granted to our employees and directors and employees of Athene Asset Management, L.P. (AAM) as described in Note 12 – Stock-based Compensation. We recognize the fair value of stock-based compensation over a participant’s requisite service period through a charge to compensation expense and a corresponding entry to equity or a liability based on vesting criteria and other pertinent terms of the awards. Stock-based awards are accounted for as equity awards in instances where the awards’ vesting are linked to a market, performance or service condition. Equity awards to employees are generally expensed based on the grant date fair value. For equity awards issued to non-employees, the fair value is remeasured through completion of counterparty performance. Employee and non-employee stock-based awards are accounted for as liabilities in instances where the awards’ vesting criteria are linked to a factor other than a market, performance or service condition. Liability awards are remeasured each reporting period until settlement. In the event of an award modification, we recognize any additional value arising from the modification as compensation cost and determine whether the modified award should be accounted for prospectively as an equity or liability award.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Earnings Per Share—We compute basic earnings per share (EPS) by dividing unrounded net income available to Athene Holding Ltd. shareholders by the weighted average number of common shares eligible for earnings and outstanding for the period. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Diluted earnings per share includes the effect of all potentially dilutive instruments, such as common shares, options and restricted stock units (RSUs), outstanding during the period. See Note 13 – Earnings Per Share for further information.

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

Recognition of Revenues and Related Expenses—Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within fixed indexed annuity contracts is included in interest sensitive contract benefits on the consolidated statements of income.

For certain assumed reinsurance transactions involving in force blocks of business, the ceding company may pay a premium equal to the initial required reserve (future policy benefit). In such transactions, we net the expense associated with the establishment of the reserve against the premiums from the transaction in interest sensitive contract benefits on the consolidated statements of income.

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to the benefit reserves.

All insurance related revenue is reported net of reinsurance ceded.

Income Taxes—We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Such temporary differences are primarily due to the tax basis of reserves, DAC, unrealized investment gains/losses, reinsurance related differences, embedded derivatives and net operating loss carryforwards. Changes in deferred income tax assets and liabilities associated with components of OCI are recorded directly to OCI. We evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized. We adjust the valuation allowance if, based on our evaluation, there is a change in the amount of deferred income tax assets that are deemed more likely than not to be realized. Changes in deferred tax assets and liabilities attributable to changes in enacted income tax rates are recorded through net income in the period of enactment. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. We recognize any income tax interest and penalties in income tax expense.

See Note 15 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

Reclassifications—Certain reclassifications have been made to conform with current year presentation.

Adopted Accounting Pronouncements

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
This update allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act), which was enacted on December 22, 2017. The effect of a change in income tax rates on deferred tax assets and liabilities is required to be recognized in income on the date of enactment, even if the deferred tax was originally recorded in other comprehensive income. Prior to the adoption of this update, application of prior guidance resulted in an amount being stranded in AOCI related to the difference between historical and enacted tax rates. The update allows an entity to reclassify the difference related to the Tax Act from AOCI to retained earnings. The update is required to be adopted January 1, 2019, and early adoption is permitted for any interim or annual period for which financial statements have not yet been filed. We elected to early adopt this update effective October 1, 2017, and have elected to reclassify stranded amounts associated with the Tax Act, resulting in a reclassification of $187 million from AOCI to retained earnings.

Stock Compensation – Scope of Modification Accounting (ASU 2017-09)
The amendments in this update clarify and simplify when to apply modification accounting for a change to the terms or conditions of a share-based payment award. These amendments are required to be adopted prospectively to awards modified after the date of adoption. We elected to early adopt this update effective April 1, 2017, and the adoption did not have an impact on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Receivables – Nonrefundable Fees and Other Costs (ASU 2017-08)
The amendments in this update shorten the amortization period for certain callable debt securities held at a premium to the earliest call date. These amendments are required to be adopted on a modified retrospective basis. We elected to early adopt this update effective January 1, 2017, and the adoption did not have a material impact on our consolidated financial statements.

Business Combinations – Clarifying the Definition of a Business (ASU 2017-01)
The amendments in this update clarify the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. These amendments are required to be adopted prospectively to any transactions after the date of adoption. We elected to early adopt this update effective April 1, 2017, and the adoption did not have an impact on our consolidated financial statements.

Consolidation – Interest Held through Related Parties under Common Control (ASU 2016-17)
This update amends the consolidation guidance to change how indirect interests in VIEs are evaluated by a reporting entity when determining whether or not it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Previously, if a single decision maker and its related parties were under common control, the single decision maker was required to consider indirect interests held through related parties to be the equivalent of direct interests in their entirety. The amendments change the evaluation of indirect interests to be considered on a proportionate basis. We adopted this update effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
This update simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, forfeitures and classification on the statement of cash flows. The update requires entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have elected to account for forfeitures when they occur. We adopted this update effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Equity Method and Joint Ventures (ASU 2016-07)
This update eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. We adopted this update effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Derivatives and Hedging – Contingent Put and Call Options (ASU 2016-06)
This update is intended to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to debt hosts. We adopted this update effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Derivatives and Hedging – Effects of Derivative Contract Novation (ASU 2016-05)
This update is intended to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require a de-designation of that hedging relationship provided all other hedge accounting criteria continue to be met. We adopted this update effective January 1, 2017, and the adoption did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Derivatives and Hedging – Targeted Improvements (ASU 2017-12)
The amendments in this update contain improvements to the financial reporting of hedging relationships that more closely reflect the economic results of an entity’s risk management activities in its financial statements. Additionally, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting. We will be required to adopt this update effective January 1, 2019. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05)
The amendments in this update clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. We will adopt this update on a modified retrospective basis effective January 1, 2018. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Intangibles – Simplifying the Test for Goodwill Impairment (ASU 2017-04)
The amendments in this update simplify the subsequent measurement of goodwill by eliminating the comparison of the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill to determine the goodwill impairment loss. With the adoption of this guidance, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. We will be required to adopt this update prospectively effective January 1, 2020. Early adoption is permitted. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Revenue Recognition (ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09)
These updates are based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These updates replace all general and most industry-specific revenue recognition guidance, excluding insurance contracts, leases, financial instruments and guarantees, which have been scoped out of these updates. Since the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards, only a portion of our revenues are impacted by this guidance. We will adopt these updates on a modified retrospective basis effective January 1, 2018. We do not expect the adoption of these updates will have a material effect on our consolidated financial statements.

Statement of Cash Flows – Restricted Cash (ASU 2016-18)
This update requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. We will be required to adopt this update retrospectively for each period presented effective January 1, 2018. The adoption of this update will require us to change the presentation on the consolidated statements of cash flows for restricted cash or restricted cash equivalents; however, we do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Income Taxes – Intra-Entity Transfers (ASU 2016-16)
This update requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets, other than inventory. Currently, recognition of the income tax consequence is not recognized until the asset is sold to an outside party. We will adopt this update on a modified retrospective basis effective January 1, 2018. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Statement of Cash Flows (ASU 2016-15)
This update provides specific guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update also clarifies the application of the predominance principle when cash receipts and cash payments have aspects of more than one class of cash flows. We will adopt this update effective January 1, 2018. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Financial Instruments – Credit Losses (ASU 2016-13)
This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. Available-for-sale (AFS) fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2020. Early adoption is permitted effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Leases (ASU 2018-1, ASU 2017-13 and ASU 2016-02)
These updates are intended to increase transparency and comparability for lease transactions. A lessee is required to recognize an asset and a liability for all lease arrangements longer than 12 months. Lessor accounting is largely unchanged. We will be required to adopt these updates on a modified retrospective basis effective January 1, 2019. Early adoption is permitted. We have reviewed our existing lease contracts and our implementation efforts are primarily focused on assessing the financial impact of these updates on our consolidated financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01)
This update changes the current accounting for certain equity investments, the presentation of changes in the fair value of liabilities measured under the fair value option due to instrument-specific credit risk, and certain disclosures. For liabilities measured under the fair value option, changes in fair value attributable to instrument-specific credit risk will no longer affect net income, but will be recognized separately in OCI. Additionally, this update requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. We currently recognize changes in fair value related to AFS equity securities in accumulated other comprehensive income (AOCI) on the consolidated balance sheets. We will adopt this update effective January 1, 2018. Upon adoption, we will recognize a cumulative-effect increase to beginning retained earnings of $42 million and a corresponding decrease to AOCI.

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

	December 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	$—
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	—
Foreign governments	2,575	116	(8)	2,683	—
Corporate	35,173	1,658	(171)	36,660	—
CLO	5,039	53	(8)	5,084	—
ABS	3,945	53	(27)	3,971	1
CMBS	1,994	48	(21)	2,021	1
RMBS	8,721	652	(7)	9,366	11
Total fixed maturity securities	58,506	2,752	(246)	61,012	13
Equity securities	271	7	(1)	277	—
Total AFS securities	58,777	2,759	(247)	61,289	13
Fixed maturity securities – related party
CLO	353	7	—	360	—
ABS	46	—	—	46	—
Total fixed maturity securities – related party	399	7	—	406	—
Total AFS securities including related party	$59,176	$2,766	$(247)	$61,695	$13

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$59	$1	$—	$60	$—
U.S. state, municipal and political subdivisions	1,024	117	(1)	1,140	—
Foreign governments	2,098	143	(6)	2,235	—
Corporate	29,433	901	(314)	30,020	2
CLO	4,950	14	(142)	4,822	—
ABS	2,980	25	(69)	2,936	—
CMBS	1,835	38	(26)	1,847	—
RMBS	8,731	313	(71)	8,973	15
Total fixed maturity securities	51,110	1,552	(629)	52,033	17
Equity securities	319	35	(1)	353	—
Total AFS securities	51,429	1,587	(630)	52,386	17
Fixed maturity securities – related party
CLO	284	1	(6)	279	—
ABS	57	—	(1)	56	—
Total fixed maturity securities – related party	341	1	(7)	335	—
Equity securities – related party	20	—	—	20	—
Total AFS securities – related party	361	1	(7)	355	—
Total AFS securities including related party	$51,790	$1,588	$(637)	$52,741	$17

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	December 31, 2017
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$972	$975
Due after one year through five years	8,543	8,699
Due after five years through ten years	11,224	11,548
Due after ten years	18,068	19,348
CLO, ABS, CMBS and RMBS	19,699	20,442
Total AFS fixed maturity securities	58,506	61,012
Fixed maturity securities – related party, CLO and ABS	399	406
Total AFS fixed maturity securities including related party	$58,905	$61,418

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below cost or amortized cost:

	December 31, 2017
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$34	$(1)	$9	$(1)	$43	$(2)
U.S. state, municipal and political subdivisions	50	(1)	39	(1)	89	(2)
Foreign governments	435	(6)	76	(2)	511	(8)
Corporate	3,992	(49)	2,457	(122)	6,449	(171)
CLO	414	(2)	340	(6)	754	(8)
ABS	515	(5)	549	(22)	1,064	(27)
CMBS	460	(8)	179	(13)	639	(21)
RMBS	506	(3)	210	(4)	716	(7)
Total fixed maturity securities	6,406	(75)	3,859	(171)	10,265	(246)
Equity securities	134	(1)	—	—	134	(1)
Total AFS securities	6,540	(76)	3,859	(171)	10,399	(247)
Fixed maturity securities – related party
CLO	29	—	—	—	29	—
ABS	42	—	—	—	42	—
Total fixed maturity securities – related party	71	—	—	—	71	—
Total AFS securities including related party	$6,611	$(76)	$3,859	$(171)	$10,470	$(247)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2016
	Less than 12 months		12 months or greater		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1	$—	$—	$—	$1	$—
U.S. state, municipal and political subdivisions	85	(1)	2	—	87	(1)
Foreign governments	137	(5)	9	(1)	146	(6)
Corporate	6,136	(228)	1,113	(86)	7,249	(314)
CLO	388	(2)	3,102	(140)	3,490	(142)
ABS	865	(17)	767	(52)	1,632	(69)
CMBS	576	(18)	183	(8)	759	(26)
RMBS	1,143	(19)	1,727	(52)	2,870	(71)
Total fixed maturity securities	9,331	(290)	6,903	(339)	16,234	(629)
Equity securities	179	(1)	—	—	179	(1)
Total AFS securities	9,510	(291)	6,903	(339)	16,413	(630)
Fixed maturity securities – related party
CLO	68	—	100	(6)	168	(6)
ABS	—	—	56	(1)	56	(1)
Total fixed maturity securities – related party	68	—	156	(7)	224	(7)
Equity securities – related party	14	—	—	—	14	—
Total AFS securities – related party	82	—	156	(7)	238	(7)
Total AFS securities including related party	$9,592	$(291)	$7,059	$(346)	$16,651	$(637)

As of December 31, 2017, we held 1,639 AFS securities that were in an unrealized loss position. Of this total, 591 were in an unrealized loss position longer than 12 months. As of December 31, 2017, we held four related party AFS securities that were in an unrealized loss position less than 12 months. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the year ended December 31, 2017, we incurred $33 million of net OTTI, of which $5 million related to intent-to-sell impairments. These securities were impaired to fair value as of the impairment date. The remaining net OTTI of $28 million related to credit impairments, of which $11 million related to credit loss impairments that we impaired to fair value and did not bifurcate a portion of the impairment in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Years ended December 31,
(In millions)	2017	2016	2015
Beginning balance	$16	$22	$8
Initial impairments – credit loss OTTI recognized on securities not previously impaired	17	8	19
Additional impairments – credit loss OTTI recognized on securities previously impaired	—	3	1
Reduction in impairments from securities sold, matured or repaid	(13)	(9)	(2)
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in AOCI	(6)	(8)	(4)
Ending balance	$14	$16	$22

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Net Investment Income—Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2017	2016	2015
AFS securities
Fixed maturity securities	$2,579	$2,293	$2,051
Equity securities	10	9	7
Trading securities	204	238	196
Mortgage loans, net of allowances	371	355	320
Investment funds	211	178	111
Funds withheld at interest	148	82	54
Other	78	62	44
Investment revenue	3,601	3,217	2,783
Investment expenses	(332)	(303)	(273)
Net investment income	$3,269	$2,914	$2,510

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2017	2016	2015
AFS fixed maturity securities
Gross realized gains on investment activity	$169	$138	$150
Gross realized losses on investment activity	(72)	(54)	(86)
Net realized investment gains on fixed maturity securities	97	84	64
AFS equity securities
Gross realized gains on investment activity	55	—	—
Gross realized losses on investment activity	(1)	—	—
Net realized investment gains on equity securities	54	—	—
Net realized investment gains (losses) on trading securities	63	(33)	(228)
Derivative gains (losses)	2,377	596	(277)
Other gains (losses)	(19)	5	11
Investment related gains (losses)	$2,572	$652	$(430)

Proceeds from sales of AFS securities were $6,023 million, $4,662 million and $6,899 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in unrealized gains of $139 million and $38 million, and unrealized losses of $133 million during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in net realized investment gains (losses) on trading securities in the table above. The change in unrealized gains and losses on related party trading securities we still held as of the respective period end resulted in related party unrealized losses of $3 million, $10 million and $10 million during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in net realized investment gains (losses) on trading securities in the table above.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	December 31,
	2017	2016[1]	2017	2016[1]
(In millions)	Fixed maturity securities		Mortgage loans
Contractually required payments receivable	$9,690	$8,912	$1,140	$303
Less: Cash flows expected to be collected[2]	(8,188)	(7,948)	(1,090)	(290)
Non-accretable difference	$1,502	$964	$50	$13

Cash flows expected to be collected[2]	$8,188	$7,948	$1,090	$290
Less: Amortized cost	(6,168)	(5,868)	(817)	(220)
Accretable difference	$2,020	$2,080	$273	$70

Fair value	$6,703	$6,049	$844	$221
Outstanding balance	8,026	7,275	946	249

[1] Balances have been revised for immaterial misstatements to be comparable to current year balances.
[2] Represents the undiscounted principal and interest cash flows expected.

During the respective year, we acquired PCI investments with the following amounts at the time of purchase:

	December 31,
	2017	2016[1]	2017	2016[1]
(In millions)	Fixed maturity securities		Mortgage loans
Contractually required payments receivable	$2,161	$2,407	$894	$304
Cash flows expected to be collected	1,790	2,053	857	290
Fair value	1,428	1,497	633	220

[1] Balances have been revised for immaterial misstatements to be comparable to current year balances.

The following table summarizes the activity for the accretable yield on PCI investments:

	2017	2016[1]	2017	2016[1]
(In millions)	Fixed maturity securities		Mortgage loans
Beginning balance at January 1	$2,080	$1,753	$70	$—
Purchases of PCI investments, net of sales	264	534	216	70
Accretion	(400)	(325)	(24)	—
Net reclassification from (to) non-accretable difference	76	118	11	—
Ending balance at December 31	$2,020	$2,080	$273	$70

[1] Balances have been revised for immaterial misstatements to be comparable to current year balances.

Mortgage Loans—Mortgage loans, net of allowances, consists of the following:

	December 31,
(In millions)	2017	2016
Commercial mortgage loans	$5,223	$5,058
Commercial mortgage loans under development	24	74
Total commercial mortgage loans	5,247	5,132
Residential mortgage loans	986	338
Mortgage loans, net of allowances	$6,233	$5,470

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	December 31,
	2017		2016
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$1,187	22.6%	$1,217	23.7%
Retail	1,223	23.3%	1,135	22.1%
Hotels	928	17.7%	1,025	20.0%
Industrial	944	18.0%	742	14.5%
Apartment	525	10.0%	616	12.0%
Other commercial	440	8.4%	397	7.7%
Total commercial mortgage loans	$5,247	100.0%	$5,132	100.0%

U.S. Region
East North Central	$643	12.3%	$450	8.8%
East South Central	144	2.7%	158	3.1%
Middle Atlantic	909	17.3%	628	12.2%
Mountain	492	9.4%	543	10.6%
New England	162	3.1%	194	3.8%
Pacific	991	18.9%	833	16.2%
South Atlantic	873	16.6%	1,284	25.0%
West North Central	233	4.4%	306	6.0%
West South Central	655	12.5%	662	12.9%
Total U.S. Region	5,102	97.2%	5,058	98.6%
International Region	145	2.8%	74	1.4%
Total commercial mortgage loans	$5,247	100.0%	$5,132	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties located in the U.S. As of December 31, 2017, California, Florida and New York represented 34.3%, 15.6% and 6.0%, respectively, of the portfolio, and the remaining 44.1% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2016, California, Florida and New York represented 38.9%, 9.1% and 5.1%, respectively, of the portfolio, and the remaining 46.9% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of December 31, 2017 and 2016. We did not record any material activity in the valuation allowance during the years ended December 31, 2017, 2016 or 2015.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of December 31, 2017, $28 million of our residential mortgage loans were non-performing. As of December 31, 2016, all of our residential mortgage loans were performing.

Commercial mortgage loans – The following provides the aging of our commercial mortgage loan portfolio, including those under development, net of valuation allowances:

	December 31,
(In millions)	2017	2016
Current (less than 30 days past due)	$5,247	$5,111
Over 90 days past due	—	21
Total commercial mortgage loans	$5,247	$5,132

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

	December 31,
(In millions)	2017	2016
Less than 50%	$1,841	$1,787
50% to 60%	1,390	1,337
61% to 70%	1,691	1,401
71% to 100%	301	492
Greater than 100%	—	41
Commercial mortgage loans	$5,223	$5,058

The debt service coverage ratio, based upon the most recent financial statements, is expressed as a percentage of a property’s net operating income to its debt service payments. A debt service ratio of less than 1.0 indicates a property’s operations do not generate enough income to cover debt payments. The following represents the debt service coverage ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

	December 31,
(In millions)	2017	2016
Greater than 1.20x	$4,742	$4,378
1.00x – 1.20x	297	353
Less than 1.00x	184	327
Commercial mortgage loans	$5,223	$5,058

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate and other real assets, credit, private equity, natural resources and hedge funds. Investment funds typically meet the definition of VIEs and are discussed further in Note 4 – Variable Interest Entities.

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
The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2017			2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	928	$1	$99	289	$11	$4
Interest rate swaps	302	—	—	302	—	14
Total derivatives designated as hedges		1	99		11	18
Derivatives not designated as hedges
Equity options	31,460	2,500	19	26,822	1,336	—
Futures	1,134	7	—	—	9	—
Total return swaps	114	5	—	41	2	—
Foreign currency swaps	41	21	3	43	5	—
Interest rate swaps	385	—	2	568	1	5
Credit default swaps	10	—	5	10	—	7
Foreign currency forwards	1,139	17	6	805	6	10
Embedded derivatives
Funds withheld	—	312	22	—	140	6
Interest sensitive contract liabilities	—	—	7,436	—	—	5,283
Total derivatives not designated as hedges		2,862	7,493		1,499	5,311
Total derivatives		$2,863	$7,592		$1,510	$5,329

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2045. During the years ended December 31, 2017, 2016 and 2015, we had foreign currency swap losses of $105 million and $5 million and gains of $9 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the years ended December 31, 2017, 2016 or 2015. As of December 31, 2017, no amounts are expected to be reclassified to income within the next 12 months.

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

The following table represents the gains and losses on derivatives and the related hedged items in fair value hedge relationships, recorded in interest sensitive contract benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2017	2016
Gains (losses) recognized on derivative	$2	$(14)
Gains (losses) recognized on hedged item	(2)	14
Ineffectiveness recognized on fair value hedges	$—	$—

Derivatives Not Designated as Hedges

Equity options – We use equity indexed options to economically hedge fixed indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specified market index, primarily the S&P 500. To hedge against adverse changes in equity indices, we enter into contracts to buy equity indexed options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2017	2016	2015
Equity options	$1,939	$325	$(372)
Futures	(24)	(19)	(3)
Swaps	27	18	8
Foreign currency forwards	28	(2)	21
Embedded derivatives on funds withheld	407	274	69
Amounts recognized in investment related gains (losses)	2,377	596	(277)
Embedded derivatives in indexed annuity products[1]	(1,758)	(324)	171
Total gains (losses) for derivatives not designated as hedges	$619	$272	$(106)

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

Collateral arrangements typically require the posting of collateral in connection with its derivative instruments. Collateral agreements often contain posting thresholds, some of which may vary depending on the posting party’s financial strength ratings. Additionally, a decrease in our financial strength rating to a specified level can result in settlement of the derivative position.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2017
Derivative assets	$2,551	$(59)	$(2,323)	$169	$(221)	$(52)
Derivative liabilities	(134)	59	63	(12)	—	(12)

December 31, 2016
Derivative assets	$1,370	$(8)	$(1,383)	$(21)	$(26)	$(47)
Derivative liabilities	(40)	8	25	(7)	—	(7)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2017 and 2016, amounts not subject to master netting or similar agreements were immaterial.

[2] Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the consolidated balance sheets.

[3] For non-cash collateral received, we do not recognize the collateral on our balance sheet unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

Certain derivative instruments contain provisions for credit-related events, such as downgrades in our credit ratings or for a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. The following is a summary of our exposure to credit-related events:

	December 31,
(In millions)	2017	2016
Fair value of derivative liabilities with credit related provisions	$5	$7
Maximum exposure for credit default swaps	10	10

As of December 31, 2017 and 2016, no additional collateral would be required if a default or termination event were to occur.

4. Variable Interest Entities

Our investment funds typically meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Consolidated VIEs—We consolidate AAA Investments (Co-Invest VI), L.P. (CoInvest VI), AAA Investments (Co-Invest VII), L.P. (CoInvest VII), AAA Investments (Other), L.P. (CoInvest Other), London Prime Apartments Guernsey Holdings Limited (London Prime), NCL Athene, LLC (NCL LLC) and Apollo Asia Sprint Co-Investment Fund, L.P. (Sprint), which are investment funds. We are the only limited partner or Class A member in these investment funds and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, or a related entity, which are related parties. We do not have any voting rights as limited partner and, as the limited partner or Class A member, do not solely satisfy the power criteria to direct the activities that significantly impact the economics of the VIE. However, the criteria for the primary beneficiary are satisfied by our related party group and, because substantially all of the activities are conducted on our behalf, we consolidate the investment funds.

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

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of December 31, 2017 and 2016, we had $14 million due to MidCap under the subordinated participation agreement, which is reflected as a secured borrowing in other liabilities on the consolidated balance sheets.

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

Trading securities – related party – Trading securities represents investments in fixed maturity and equity securities with changes in fair value recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the consolidated statements of income. The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in unrealized gains of $29 million and unrealized losses of $78 million and $33 million for the years ended December 31, 2017, 2016 and 2015, respectively. Trading securities held by CoInvest VI, CoInvest VII and CoInvest Other are related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value—See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$142	$—	$142	$—	$—
Trading securities
Fixed maturity securities	48	—	—	—	48
Equity securities	98	—	70	—	28
Investment funds	549	528	—	—	21
Cash and cash equivalents	4	—	4	—	—
Total assets of consolidated VIEs measured at fair value	$841	$528	$216	$—	$97

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
AFS securities
Equity securities	$161	$—	$161	$—	$—
Trading securities
Fixed maturity securities	50	—	—	—	50
Equity securities	117	—	74	—	43
Investment funds	562	524	—	—	38
Cash and cash equivalents	14	—	14	—	—
Total assets of consolidated VIEs measured at fair value	$904	$524	$249	$—	$131

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

Fair Value Valuation Methods – See Note 5 – Fair Value for the valuation methods used to determine the fair value of AFS securities, trading securities, investment funds and cash and cash equivalents.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$50	$1	$—	$(3)	$—	$48	$1
Equity securities	43	(16)	1	—	—	28	(16)
Investment funds	38	1	1	(19)	—	21	1
Total Level 3 assets of consolidated VIEs	$131	$(14)	$2	$(22)	$—	$97	$(14)

[1] Related to instruments held at end of period.

	Year ended December 31, 2016
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Trading securities
Fixed maturity securities	$53	$(1)	$—	$(2)	$—	$50	$(1)
Equity securities	38	3	2	—	—	43	3
Investment funds[2]	34	7	17	(20)	—	38	—
Total Level 3 assets of consolidated VIEs	$125	$9	$19	$(22)	$—	$131	$2

[1] Related to instruments held at end of period.
[2] Prior period balances have been revised for immaterial misstatements to be comparable to current year balances.

There were no transfers between Level 1 or Level 2 during the years ended December 31, 2017 and 2016.

Significant Unobservable Inputs – For certain Level 3 trading securities and investment funds, the valuations have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. For example, the comparable multiples may be multiplied by the underlying investment’s earnings before interest, tax, depreciation and amortization or by some other applicable financial metric to establish the total enterprise value of the underlying investments. A comparable multiple consistent with the implied trading multiple of public industry peers or relevant recent private transactions are used when available.

For other Level 3 trading securities, valuations are performed using a discounted cash flow model. For a discounted cash flow model, the significant input is the discount rate applied to present value the projected cash flows. An increase in the discount rate can significantly lower the fair value; a decrease in the discount rate can significantly increase the fair value. The discount rate may be determined by considering the weighted average cost of capital calculation of companies in similar industries with comparable debt to equity ratios.

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Years ended December 31,
(In millions)	2017	2016	2015
Trading securities
Fixed maturity securities	$1	$(1)	$(5)
Equity securities	9	(78)	(4)
Investment funds	5	49	12
Total gains (losses)	$15	$(30)	$3

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $22 million and $11 million of investment funds accounted for under the equity method and not carried at fair value as of December 31, 2017 and 2016, respectively; however, the carrying amount approximates fair value.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Commitments and Contingencies – Assets of CoInvest VI included equity investments in publicly traded shares of Caesars Entertainment Corporation (CEC) and Caesars Acquisition Company (CAC). We received the CEC and CAC shares as part of a contribution agreement in 2012 with AAA Guarantor – Athene, L.P. and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions. Claims had been pending (which now have been dismissed with prejudice) against CEC, CAC and/or others, related to certain guaranties issued for debt of Caesars Entertainment Operating Company, Inc. (CEOC) and/or certain transactions involving CEOC and certain of its subsidiaries (collectively, Debtors), CEC, CAC and others. CEC and the Debtors announced on or about September 26, 2016 that CEC and CEOC had received confirmations from representatives of CEOC’s major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. The plan, containing such terms and further including such other terms respecting, among other things, the merger of CAC into CEC, that CoInvest VI and others will not retain their pre-merger CEC shares, that CoInvest VI and others will retain the value of their CAC shares when receiving shares in the merged CEC, and that CoInvest VI and others will receive releases to the fullest extent permitted by law, was confirmed by the Bankruptcy Court by order dated January 17, 2017. Conditions precedent to the effective date of the plan included regulatory approvals from the various gaming regulators, CEC and CAC shareholders’ approval of the proposed merger between CEC and CAC with CEC being the surviving entity, and securing required financings. All of the conditions precedent to the effective date of the plan were fulfilled, and the plan became effective on October 6, 2017. On or about October 6, 2017, CoInvest VI resolved its liability of $42 million with its pre-merger CEC shares and received 5,465,733 shares in the post-merger CEC, derived from the value of CoInvest VI’s investment in CAC.

Non-Consolidated Securities and Investment Funds

Fixed Maturity Securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle, which are included in fixed maturity securities on the consolidated balance sheets. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination by the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by GAAP, with the related party, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the balance sheet and classified as AFS or trading.

Investment funds – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures.

Our risk of loss associated with our non-consolidated investments is limited and depends on the investment, including any unfunded commitments, as follows: (1) investment funds accounted for under the equity method are limited to our initial investment; (2) investment funds under the fair value option are limited to the fair value; (3) AFS securities and other investments are limited to cost or amortized cost; and (4) trading securities are limited to carrying value.

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31,
	2017		2016
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$699	$1,036	$689	$1,026
Investment in related parties – investment funds	1,310	2,598	1,198	1,485
Assets of consolidated variable interest entities – investment funds	571	594	573	593
Investment in fixed maturity securities	21,022	20,278	19,171	19,090
Investment in related parties – fixed maturity securities	713	792	530	536
Total non-consolidated investments	$24,315	$25,298	$22,161	$22,730

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
	2017					2016
(In millions, except for percentages and years)	Carrying value	Percent of total	Remaining life in years			Carrying value	Percent of total	Remaining life in years
Investment funds
Private equity	$271	38.8%	0	–	7	$268	38.9%	0	–	7
Real estate and other real assets	161	23.0%	1	–	7	118	17.2%	0	–	4
Natural resources	4	0.6%	1	–	1	5	0.7%	1	–	2
Hedge funds	61	8.7%	0	–	3	72	10.4%	0	–	3
Credit funds	202	28.9%	0	–	5	226	32.8%	0	–	5
Total investment funds	699	100.0%				689	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	403	30.8%	5	–	5	343	28.6%	3	–	3
Private equity – other	180	13.7%	0	–	10	131	11.0%	0	–	10
Real estate and other real assets	297	22.7%	0	–	7	247	20.6%	1	–	4
Natural resources	74	5.6%	4	–	6	49	4.1%	5	–	5
Hedge funds	93	7.1%	9	–	9	192	16.0%	9	–	9
Credit funds	263	20.1%	2	–	4	236	19.7%	2	–	3
Total investment funds – related parties	1,310	100.0%				1,198	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	528	92.5%	N/A			524	91.4%	N/A
Credit funds	21	3.7%	0	–	3	38	6.7%	0	–	3
Real estate and other real assets	22	3.8%	2	–	3	11	1.9%	2	–	3
Total investment funds owned by consolidated VIEs	571	100.0%				573	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$2,580					$2,460

1 A-A Mortgage Opportunities, LP (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights.
[2] Our total investment in MidCap, including amounts advanced under credit facilities, totaled $766 million and $761 million as of December 31, 2017 and 2016, respectively, which was less than 10% of total AHL shareholder’s equity at December 31, 2017, but greater than 10% at December 31, 2016.

Summarized Ownership of Investment Funds—The following is the aggregated summarized financial information of equity method investees, including those for which we elected the fair value option and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	December 31,
(In millions)	2017	2016[1]
Assets	$19,729	$21,033
Liabilities	6,566	7,340
Equity	13,163	13,693

[1] Balances have been revised for immaterial misstatements to be comparable to current year balances to exclude the effects of those fair value option entities that would not otherwise receive equity method accounting.

	Years ended December 31,
(In millions)	2017	2016[1]	2015[1]
Net income	$1,475	$694	$1,050

[1] Balances have been revised for immaterial misstatements to be comparable to current year balances to exclude the effects of those fair value option entities that would not otherwise receive equity method accounting.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
(In millions)	2017	2016
Ownership Percentage
100%	$35	$27
50% – 99%	520	478
3% – 49%	1,301	1,294
Equity method investment funds	$1,856	$1,799

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
(In millions)	2017	2016
Ownership Percentage
3% – 49%	$590	$562
Less than 3%	134	99
Fair value option investment funds	$724	$661

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

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the instrument’s fair value measurement.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$62	$—	$26	$36	$—
U.S. state, municipal and political subdivisions	1,165	—	—	1,165	—
Foreign governments	2,683	—	—	2,683	—
Corporate	36,660	—	—	36,082	578
CLO	5,084	—	—	5,020	64
ABS	3,971	—	—	2,510	1,461
CMBS	2,021	—	—	1,884	137
RMBS	9,366	—	—	9,065	301
Total AFS fixed maturity securities	61,012	—	26	58,445	2,541
Equity securities	277	—	18	251	8
Total AFS securities	61,289	—	44	58,696	2,549
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	138	—	—	121	17
Corporate	1,475	—	—	1,475	—
CLO	27	—	—	10	17
ABS	94	—	—	17	77
CMBS	51	—	—	51	—
RMBS	408	—	—	66	342
Total trading fixed maturity securities	2,196	—	3	1,740	453
Equity securities	513	—	—	513	—
Total trading securities	2,709	—	3	2,253	453
Mortgage loans	41	—	—	—	41
Investment funds	145	104	—	—	41
Funds withheld at interest – embedded derivative	312	—	—	—	312
Derivative assets	2,551	—	7	2,544	—
Short-term investments	201	—	40	161	—
Cash and cash equivalents	4,888	—	4,888	—	—
Restricted cash	105	—	105	—	—
Investments in related parties
AFS, fixed maturity securities
CLO	360	—	—	360	—
ABS	46	—	—	46	—
Total AFS securities – related party	406	—	—	406	—
Trading securities
CLO	132	—	—	27	105
ABS	175	—	—	175	—
Total trading securities – related party	307	—	—	202	105
Investment funds	30	30	—	—	—
Short-term investments	52	—	—	52	—
Reinsurance recoverable	1,824	—	—	—	1,824
Total assets measured at fair value	$74,860	$134	$5,087	$64,314	$5,325
					(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$7,436	$—	$—	$—	$7,436
Universal life benefits	1,005	—	—	—	1,005
Unit-linked contracts	488	—	—	488	—
Future policy benefits
AmerUs Closed Block	1,625	—	—	—	1,625
ILICO Closed Block and life benefits	803	—	—	—	803
Derivative liabilities	134	—	—	129	5
Funds withheld liability – embedded derivative	22	—	—	22	—
Total liabilities measured at fair value	$11,513	$—	$—	$639	$10,874

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2016
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
AFS securities
Fixed maturity securities
U.S. government and agencies	$60	$—	$29	$31	$—
U.S. state, municipal and political subdivisions	1,140	—	—	1,135	5
Foreign governments	2,235	—	—	2,221	14
Corporate	30,020	—	—	29,650	370
CLO	4,822	—	—	4,664	158
ABS	2,936	—	—	1,776	1,160
CMBS	1,847	—	—	1,695	152
RMBS	8,973	—	—	8,956	17
Total AFS fixed maturity securities	52,033	—	29	50,128	1,876
Equity securities	353	—	79	269	5
Total AFS securities	52,386	—	108	50,397	1,881
Trading securities
Fixed maturity securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	137	—	—	120	17
Corporate	1,423	—	—	1,423	—
CLO	43	—	—	—	43
ABS	82	—	—	82	—
CMBS	81	—	—	81	—
RMBS	387	—	—	291	96
Total trading fixed maturity securities	2,156	—	3	1,997	156
Equity securities	425	—	—	425	—
Total trading securities	2,581	—	3	2,422	156
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
					(Concluded)
See Note 4 – Variable Interest Entities for fair value disclosures associated with consolidated VIEs.

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

We value privately placed fixed maturity securities based on the credit quality and duration of comparable marketable securities, which may be securities of another issuer with similar characteristics. In some instances, we use a matrix-based pricing model. These models consider the current level of risk-free interest rates, corporate spreads, credit quality of the issuer and cash flow characteristics of the security. We also consider additional factors such as net worth of the borrower, value of collateral, capital structure of the borrower, presence of guarantees and our evaluation of the borrower’s ability to compete in its relevant market. Privately placed fixed maturity securities are classified as Level 2 or 3.

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

Cash and cash equivalents – including restricted cash – The carrying amount for cash equals fair value. We estimate the fair value for cash equivalents based on quoted market prices. These assets are classified as Level 1.

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

AmerUs Closed Block – We elected the fair value option for the future policy benefits liability in the AmerUs Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block’s obligations to the closed block business. This component is the present value of the projected release of required capital and future after tax earnings on required capital supporting the AmerUs Closed Block, discounted at a rate which represents a market participant’s required rate of return, less the initial required capital. Unobservable inputs include estimates for these items. The AmerUs Closed Block policyholder liabilities and any corresponding reinsurance recoverable are classified as Level 3.

ILICO Closed Block – We elected the fair value option for the ILICO Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block’s obligations to the closed block business. This component uses the present value of future cash flows which include commissions, administrative expenses, reinsurance premiums and benefits, and an explicit cost of capital. The discount rate includes a margin to reflect the business and non-performance risk. Unobservable inputs include estimates for these items. The ILICO Closed Block policyholder liabilities and corresponding reinsurance recoverable are classified as Level 3.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Years ended December 31,
(In millions)	2017	2016	2015
Trading securities	$63	$(33)	$(313)
Mortgage loans	(1)	—	—
Investment funds, including related party investment funds	30	5	(8)
Future policy benefits	(19)	(25)	134
Total gains (losses)	$73	$(53)	$(187)

Gains and losses on trading securities are recorded in investment related gains (losses) on the consolidated statements of income. For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the consolidated statements of income. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the consolidated statements of income. We record the change in fair value of future policy benefits to future policy and other policy benefits on the consolidated statements of income.

The following summarizes information for fair value option mortgage loans:

	December 31,
(In millions)	2017	2016
Unpaid principal balance	$40	$42
Mark to fair value	1	2
Fair value	$41	$44

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2017 and 2016.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Year ended December 31, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$5	$16	$(1)	$(20)	$—	$—	$—	$—
Foreign governments	14	—	—	—	—	(14)	—	—
Corporate	370	13	15	177	29	(26)	578	—
CLO	158	1	10	(31)	28	(102)	64	—
ABS	1,160	26	29	163	93	(10)	1,461	—
CMBS	152	1	(4)	28	51	(91)	137	—
RMBS	17	1	1	2	289	(9)	301	—
Equity securities	5	—	—	3	—	—	8	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(4)	—	(12)	—	(10)	17	1
ABS	—	—	—	—	77	—	77	—
RMBS	96	(19)	—	70	195	—	342	7
Mortgage loans	44	(1)	—	(2)	—	—	41	(1)
Investment funds	—	—	—	—	41	—	41	—
Funds withheld at interest – embedded derivative	140	172	—	—	—	—	312	—
Investments in related parties
AFS securities, fixed maturity, ABS	56	—	1	(10)	—	(47)	—	—
Trading securities, CLO	195	(8)	—	(55)	—	(27)	105	(5)
Reinsurance recoverable	1,692	132	—	—	—	—	1,824	—
Total Level 3 assets	$4,164	$330	$51	$313	$803	$(336)	$5,325	$2

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(1,758)	$—	$(395)	$—	$—	$(7,436)	$—
Universal life benefits	(883)	(122)	—	—	—	—	(1,005)	—
Future policy benefits
AmerUs Closed Block	(1,606)	(19)	—	—	—	—	(1,625)	—
ILICO Closed Block and life benefits	(794)	(9)	—	—	—	—	(803)	—
Derivative liabilities	(7)	2	—	—	—	—	(5)	2
Total Level 3 liabilities	$(8,573)	$(1,906)	$—	$(395)	$—	$—	$(10,874)	$2

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2016
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$—	$5	$—	$5	$—
Foreign governments	17	—	(1)	(2)	—	—	14	—
Corporate	636	—	20	(36)	—	(250)	370	—
CLO	517	4	55	(46)	72	(444)	158	—
ABS	1,813	81	(12)	(635)	104	(191)	1,160	—
CMBS	67	1	—	39	91	(46)	152	—
RMBS	758	3	19	(297)	—	(466)	17	—
Equity securities	9	—	—	(4)	—	—	5	—
Trading securities
Fixed maturity
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	16	—	—	(4)	—	(12)	—	4
CLO	108	(2)	—	(63)	—	—	43	11
ABS	98	(16)	—	—	—	(82)	—	—
RMBS	29	(23)	—	144	—	(54)	96	(9)
Mortgage loans	48	—	—	(4)	—	—	44	—
Funds withheld at interest – embedded derivative	36	104	—	—	—	—	140	—
Investments in related parties
AFS securities
Fixed maturity
CLO	7	—	1	—	—	(8)	—	—
ABS	60	—	—	(4)	—	—	56	—
Trading securities, CLO	191	(33)	—	7	30	—	195	23
Reinsurance recoverable	2,377	(685)	—	—	—	—	1,692	—
Total Level 3 assets	$6,804	$(566)	$82	$(905)	$302	$(1,553)	$4,164	$29

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(4,464)	$(324)	$—	$(495)	$—	$—	$(5,283)	$—
Universal life benefits	(1,464)	581	—	—	—	—	(883)	—
Future policy benefits
AmerUs Closed Block	(1,581)	(25)	—	—	—	—	(1,606)	—
ILICO Closed Block and life benefits	(897)	103	—	—	—	—	(794)	—
Derivative liabilities	(7)	—	—	—	—	—	(7)	—
Total Level 3 liabilities	$(8,413)	$335	$—	$(495)	$—	$—	$(8,573)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Year ended December 31, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
U.S. state, municipal and political subdivisions	$—	$—	$—	$(20)	$(20)
Corporate	228	—	(36)	(15)	177
CLO	15	—	(2)	(44)	(31)
ABS	577	—	—	(414)	163
CMBS	29	—	—	(1)	28
RMBS	4	—	—	(2)	2
Equity securities	3	—	—	—	3
Trading securities, fixed maturity
CLO	4	—	(16)	—	(12)
RMBS	70	—	—	—	70
Mortgage loans	—	—	—	(2)	(2)
Investments in related parties
AFS securities, fixed maturity, ABS	5	—	—	(15)	(10)
Trading securities, CLO	—	—	(55)	—	(55)
Total Level 3 assets	$935	$—	$(109)	$(513)	$313

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(600)	$—	$205	$(395)
Total Level 3 liabilities	$—	$(600)	$—	$205	$(395)

	Year ended December 31, 2016
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
AFS securities
Fixed maturity
Foreign governments	$—	$—	$—	$(2)	$(2)
Corporate	95	—	(68)	(63)	(36)
CLO	24	—	(29)	(41)	(46)
ABS	261	—	—	(896)	(635)
CMBS	40	—	—	(1)	39
RMBS	8	—	—	(305)	(297)
Equity securities	—	—	(4)	—	(4)
Trading securities, fixed maturity
Corporate	—	—	—	(4)	(4)
CLO	4	—	(67)	—	(63)
RMBS	144	—	—	—	144
Mortgage loans	—	—	—	(4)	(4)
Investments in related parties
AFS securities, fixed maturity, ABS	—	—	—	(4)	(4)
Trading securities, CLO	33	—	(26)	—	7
Total Level 3 assets	$609	$—	$(194)	$(1,320)	$(905)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(641)	$—	$146	$(495)
Total Level 3 liabilities	$—	$(641)	$—	$146	$(495)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to AFS securities, trading securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of December 31, 2017, discounts ranged from 2% to 6%, and as of December 31, 2016, discounts ranged from 4% to 8%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

2.
Option budget – We assume future hedge costs in the derivative’s fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.

3.
Policyholder behavior – We regularly review the lapse and withdrawal assumptions (surrender rate). These are based on our initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	December 31, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,436	Option budget method	Non-performance risk	0.2%	–	1.2%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	1.5%	–	19.4%	Decrease

	December 31, 2016
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,283	Option budget method	Non-performance risk	0.7%	–	1.5%	Decrease
			Option budget	0.8%	–	3.8%	Increase
			Surrender rate	0.0%	–	16.3%	Decrease

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	December 31, 2017
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Assets
Mortgage loans	$6,192	$6,342	$—	$—	$—	$6,342
Investment funds	554	554	554	—	—	—
Policy loans	530	530	—	—	530	—
Funds withheld at interest	6,773	6,773	—	—	—	6,773
Other investments	133	133	—	—	58	75
Investments in related parties
Investment funds	1,280	1,280	1,280	—	—	—
Other investments	238	259	—	—	—	259
Total assets not carried at fair value	$15,700	$15,871	$1,834	$—	$588	$13,449
Liabilities
Interest sensitive contract liabilities	$31,586	$31,656	$—	$—	$—	$31,656
Funds withheld liability	385	385	—	—	385	—
Total liabilities not carried at fair value	$31,971	$32,041	$—	$—	$385	$31,656

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2016
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Assets
Mortgage loans	$5,426	$5,560	$—	$—	$—	$5,560
Investment funds	590	590	590	—	—	—
Policy loans	602	602	—	—	602	—
Funds withheld at interest	6,398	6,398	—	—	—	6,398
Other investments	81	81	—	—	—	81
Investments in related parties
Investment funds	1,198	1,198	1,198	—	—	—
Other investments	237	262	—	—	—	262
Total assets not carried at fair value	$14,532	$14,691	$1,788	$—	$602	$12,301
Liabilities
Interest sensitive contract liabilities	$27,628	$26,930	$—	$—	$—	$26,930
Funds withheld liability	374	374	—	—	374	—
Total liabilities not carried at fair value	$28,002	$27,304	$—	$—	$374	$26,930

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

6. Business Combinations

Delta Lloyd Deutschland AG (DLD)—Effective October 1, 2015, we acquired 100% of the voting equity interests of DLD and $50 million of intercompany loans from Delta Lloyd N.V. for a cash purchase price of $74 million. DLD was a Germany-domiciled insurance group with an in force book of business primarily made up of participating long-duration savings products. We acquired DLD to expand our business into Germany. Following the acquisition, DLD was renamed Athene Deutschland GmbH.

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

DLD contributed $129 million of revenue and $6 million of net income during the year ended December 31, 2015. Transaction costs incurred during the year ended December 31, 2015 for this acquisition were $15 million, and are included in policy and other operating expenses on the consolidated statements of income.

The following unaudited pro forma revenue and net income assumes a January 1, 2014 acquisition date for DLD:

(In millions)	Year ended December 31, 2015
Revenue	$3,004
Net income	579

See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for further information regarding the subsequent deconsolidation of our German operations in 2018.

7. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2017	2016	2015
Premiums
Direct	$2,639	$448	$445
Reinsurance assumed	21	20	24
Reinsurance ceded	(195)	(228)	(274)
Total premiums	$2,465	$240	$195

Future policy and other policy benefits
Direct	$3,350	$1,434	$1,030
Reinsurance assumed	37	82	42
Reinsurance ceded	(224)	(457)	(554)
Total future policy and other policy benefits	$3,163	$1,059	$518

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. As of December 31, 2017 and 2016, we held assets in trusts of $1,238 million and $1,148 million, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Global Atlantic ceded reinsurance transactions—We have a 100% coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by Athene Annuity and Life Company (AAIA), with the exception of enhanced guarantee universal life insurance products. We also entered into a 100% coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. We also have an excess of loss arrangement with Global Atlantic to reimburse us for any payments required from our general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management, an affiliate of Global Atlantic.

During the years ended December 31, 2017 and 2016, we novated certain open blocks of business ceded to Global Atlantic, in accordance with the terms of the coinsurance and assumption agreement. The following summarizes the decreases in amounts on the consolidated balance sheets as a result of the novations:

	Years ended December 31,
(In millions)	2017	2016
Interest sensitive contract liabilities	$945	$1,006
Future policy benefits	190	188
Policy loans	34	33
Reinsurance recoverable	1,101	1,161

During the third quarter of 2015, portions of the reinsurance agreements between us and Global Atlantic were amended to change the reinsurance agreements from funds withheld to coinsurance, which resulted in a $930 million decrease to funds withheld liability and a corresponding decrease to assets, primarily consisting of investments.
As of December 31, 2017 and 2016, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $3,350 million and $4,122 million, respectively.

Protective Life Insurance Company (Protective) ceded reinsurance transactions—We reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (AADE) to Protective under a coinsurance agreement in 2011. As of December 31, 2017 and 2016, Protective maintained a trust for our benefit with assets having a fair value of $1,688 million and $1,664 million, respectively.

Ceded Reinsurance Transactions—The following summarizes our reinsurance recoverable from the following:

	December 31,
(In millions)	2017	2016
Global Atlantic	$3,128	$3,914
Protective	1,693	1,723
Other[1]	151	364
Reinsurance recoverable	$4,972	$6,001

[1]Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total recoverable.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2014	$424	$188	$1,610	$2,222
Additions	288	136	—	424
Unlocking	(6)	(2)	(27)	(35)
Amortization	(35)	(19)	(138)	(192)
Impact of unrealized investment (gains) losses	34	17	182	233
Balance at December 31, 2015	705	320	1,627	2,652
Additions	601	200	—	801
Unlocking	(12)	(3)	(23)	(38)
Amortization	(114)	(36)	(169)	(319)
Impact of unrealized investment (gains) losses	(38)	(19)	(99)	(156)
Balance at December 31, 2016	1,142	462	1,336	2,940
Additions	493	161	—	654
Unlocking	13	4	(1)	16
Amortization	(194)	(67)	(168)	(429)
Impact of unrealized investment (gains) losses	(100)	(40)	(111)	(251)
Balance at December 31, 2017	$1,354	$520	$1,056	$2,930

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2018	$127
2019	107
2020	94
2021	86
2022	80

9. Closed Block

We pay guaranteed benefits under all policies included in the Closed Blocks. In the event the performance of the Closed Blocks’ assets is insufficient to maintain dividend scales and interest credits, we may reduce the policyholder dividend scales. In the event dividends have been reduced to zero and the Closed Blocks’ assets remain insufficient to fund the Closed Blocks’ guaranteed benefits, we would use assets supporting open block policies or surplus to meet the contractual benefits of the Closed Blocks’ policyholders. The ILICO Closed Block has been ceded to Global Atlantic. Therefore, Global Atlantic would be required to provide funding for any asset insufficiency related to the ILICO Closed Block. Additionally, the AmerUs Closed Block has a letter of credit and tail risk reinsurance agreement in place that limits our exposure to potential asset insufficiency.

We elected the fair value option for the AmerUs Closed Block. The fair value of liabilities of the AmerUs Closed Block was derived at election as the sum of the fair value of the AmerUs Closed Block assets plus our cost of capital in the AmerUs Closed Block. The cost of capital was then determined to be the present value of the projected release of required capital and future after tax earnings on required capital supporting the AmerUs Closed Block, discounted at a rate which represents a market participant’s required rate of return, less the initial required capital. At each reporting period, we record the fair value of the AmerUs Closed Block by adjusting the change in liabilities, exclusive of the cost of capital, to equal the change in assets. We do not record additional policyholder dividend obligations, as there are no future GAAP earnings available to the policyholders.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2017	2016
Liabilities
Future policy benefits	$1,625	$1,607
Other policy claims and benefits	19	25
Dividends payable to policyholders	92	96
Other liabilities	15	23
Total liabilities	1,751	1,751
Assets
Trading securities	1,377	1,380
Mortgage loans, net of allowances	41	44
Policy loans	168	183
Total investments	1,586	1,607
Cash and cash equivalents	48	23
Accrued investment income	36	27
Reinsurance recoverable	25	29
Other assets	—	1
Total assets	1,695	1,687
Maximum future earnings to be recognized from AmerUs Closed Block	$56	$64

The following represents the contribution from AmerUs Closed Block.

	Years ended December 31,
(In millions)	2017	2016	2015
Revenues
Premiums	$58	$24	$58
Net investment income	79	84	86
Investment related gains (losses)	61	42	(124)
Total revenues	198	150	20
Benefits and Expenses
Future policy and other policy benefits	144	107	(24)
Dividends to policyholders	51	40	45
Total benefits and expenses	195	147	21
Contribution from (to) AmerUs Closed Block before income taxes	3	3	(1)
Income tax expense (benefit)	(5)	3	1
Contribution from (to) AmerUs Closed Block, net of income taxes	$8	$—	$(2)

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

As of December 31, 2017, we had no amounts outstanding under the Credit Facility and were in compliance with all covenants under this facility.

Interest accrues on outstanding borrowings at the London Interbank Offered Rate (LIBOR) plus a margin or a base rate plus a margin, with the applicable margin varying based on AHL’s issuer credit rating. The Credit Facility has a commitment fee that is determined by reference to AHL’s issuer credit rating, and ranges from 0.15% to 0.50% of the unused commitment. As of December 31, 2017, the commitment fee was equal to 0.225% of the unused commitment.

Senior Notes—In the first quarter of 2018, AHL issued $1 billion of unsecured senior notes due in January 2028. The senior notes have a 4.125% coupon rate, payable semi-annually. The senior notes are callable at any time prior to October 12, 2027 by AHL, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the prospectus supplement relating to the senior notes, dated January 9, 2018) plus 25 basis points, and any accrued and unpaid interest. Additionally, if our transaction with Voya Financial Inc. (Voya), as described further in Note 18 – Commitments and Contingencies, does not close, AHL will be required to redeem the senior notes at 101% of the principal and any accrued and unpaid interest.

11. Common Stock

We have six classes of common stock: Class A, Class B, Class M-1, Class M-2, Class M-3 and Class M-4. The Class M-1, Class M-2, Class M-3 and Class M-4 shares are collectively referred to as Class M shares.

Class A shares collectively represent 55% of the total voting power of the Company. Class B shares collectively represent the remaining 45% of the total voting power of the Company, and are beneficially owned by shareholders who are members of the Apollo Group, as defined in our bye-laws. Class B shares can be converted to Class A shares on a one-to-one basis at any time upon notice to us. Class M shares are restricted, non-voting shares issued under equity incentive plans. Our bye-laws place certain restrictions on Class A shares such that (1) a holder of Class A shares, including its affiliates, cannot control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then a holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis, (2) the total voting power held by members of our management and employees of the Apollo Group is limited to 3% and (3) Class A shares may be deemed non-voting when owned by a shareholder who owns Class B shares, has an equity interest in certain Apollo entities, or is a member of the Apollo Group.

Share Activities

2017

•	In the fourth quarter, a total of 21,403,203 Class B shares were converted into Class A shares pursuant to a distribution of common shares from AP Alternative Assets, L.P. (AAA) to AAA unitholders.

•	As a result of the lockup releases during the year, 1,260,894 Class B shares were converted into Class A shares.

•
During the year, we completed two follow-on offerings of our Class A common shares. Shareholders sold 50,255,000 existing Class A shares through the offerings. We did not sell any shares in the follow-on offerings. A total of 41,719,333 Class B shares were converted into Class A shares on a one-for-one basis in order to participate in the follow-on offerings.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

2015

•
We received $1,038 million to settle remaining capital commitments executed on April 4, 2014 in connection with a private placement offered to accredited investors. As a result, we issued 31,564,339 Class A shares and 8,369,230 Class B shares at $26.00 per share.

•	We received commitments and issued an additional 2,315,113 Class A shares at $26.02 per share, resulting in proceeds received of $60 million.

•	In satisfaction of our final obligations under the Transaction Advisory Services Agreement (TASA) earned by Apollo in 2014, we issued 2,311,853 Class B shares.

As of December 31, 2017, we had 150,000,000 shares of capital stock authorized which remain undesignated.

The table below shows the changes in each class of shares issued and outstanding:

	Years ended December 31,
	2017	2016	2015
Class A
Beginning balance	77,319,381	50,151,265	15,752,736
Issued shares	731,490	3,360,471	34,498,220
Forfeited shares	(4,660)	(37,188)	—
Repurchased shares	(42,937)	(313,313)	(99,691)
Converted from Class B shares	64,383,430	24,158,146	—
Ending balance	142,386,704	77,319,381	50,151,265
Class B
Beginning balance	111,805,829	135,963,975	125,282,892
Issued shares	—	—	10,681,083
Converted to Class A shares	(64,383,430)	(24,158,146)	—
Ending balance	47,422,399	111,805,829	135,963,975
Class M-1
Beginning balance	3,474,205	5,198,273	5,198,273
Converted to Class A shares	(85,315)	(1,155,303)	—
Forfeited shares	—	(270,543)	—
Repurchased shares	—	(298,222)	—
Ending balance	3,388,890	3,474,205	5,198,273
Class M-2
Beginning balance	1,067,747	3,125,869	3,125,869
Converted to Class A shares	(216,644)	(1,788,998)	—
Forfeited shares	—	(161,474)	—
Repurchased shares	—	(107,650)	—
Ending balance	851,103	1,067,747	3,125,869
Class M-3
Beginning balance	1,346,300	3,110,000	3,350,000
Converted to Class A shares	(240,300)	(1,443,700)	—
Forfeited shares	(14,000)	(224,000)	(216,000)
Repurchased shares	—	(96,000)	(24,000)
Ending balance	1,092,000	1,346,300	3,110,000
Class M-4
Beginning balance	5,397,802	5,038,443	—
Issued shares	—	990,650	5,316,751
Converted to Class A shares	(217,020)	(79,031)	—
Forfeited shares	(104,567)	(452,528)	(242,050)
Repurchased shares	(364,472)	(99,732)	(36,258)
Ending balance	4,711,743	5,397,802	5,038,443

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

Through the share incentive plans, we have issued the following categories of stock-based compensation: long-term incentive plan (LTIP) awards and Class M awards.

LTIP awards—We issued awards consisting of time and performance-based RSUs and time-based stock options for Class A shares. RSUs represent a contractual right to receive Class A shares and may be settled in shares or cash at our election. Stock options represent a right to purchase Class A shares at a specified exercise price.

Vesting – Time-based RSUs and stock options vest in one-third increments on the first through third anniversaries of the vesting inception date. The performance-based RSUs have three-year cliff vesting based on meeting company-specific performance thresholds.

Contractual terms – Stock options expire on the tenth anniversary of the date of grant.

Stock Options – A rollforward of activity for the year ended December 31, 2017 for stock options is as follows:

(In millions, except share and per share data)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	470,644	$33.95
Granted	322,981	51.31
Exercised	(15,721)	33.95
Forfeited	(19,496)	39.83
Outstanding at December 31, 2017	758,408	$41.19
Vested and expected to vest[1] at December 31, 2017	758,408	$41.19	$8
Exercisable at December 31, 2017	141,149	$33.95	$3

[1] Expected to vest are unvested options for which the requisite service period has not been rendered but that are expected to vest based on the achievement of a performance condition.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017 and 2016 was $9.44 and $5.83, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2017 was $1 million. No options were exercised or exercisable during the year ended December 31, 2016.

Valuation Assumptions – We determine the fair value at grant date for stock options using the Black-Scholes option pricing model. The following represents the assumptions used for the fair value at grant date:

	Years ended December 31,
Assumptions used	2017			2016
Risk-free interest rate	1.5%			1.0%
Expected dividend yield	—%			—%
Expected volatility	25.0%	–	28.4%	25.0%
Expected term (in years)	2.34	–	2.81	2.63

The risk-free interest rate is derived from U.S. Constant Maturity Treasury yield at the valuation date, with maturity corresponding to weighted-average expected term. The expected dividend yield is based on our historical and expected dividend payments, which have been zero to date. Absent sufficient historical experience of our shares being traded on a public market, we have estimated volatility of our share price based on the published historical volatilities of comparable publicly-traded companies over a period consistent with the expected life of the award being valued. The expected term represents the weighted average period of time that awards granted are expected to be outstanding as determined at the grant date of the award.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

RSUs – The following represents the activity of nonvested LTIP RSUs for the year ended December 31, 2017:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	328,127	$33.95
Granted	245,010	51.28
Vested	(40,940)	33.95
Forfeited	(25,221)	39.88
Nonvested at December 31, 2017	506,976	$42.03

The fair value of the award is determined based on the fair value of our Class A shares on the grant date. The weighted average grant date fair value of LTIP RSUs granted during the year ended December 31, 2016 was $33.95. During the year ended December 31, 2017, the total intrinsic value of LTIP RSUs converted was $2 million. As of December 31, 2016, no LTIP RSUs were vested.

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

Class M share vesting – Tranche 1 shares generally vest in 20% increments on the first through fifth anniversaries of the earlier of the date of grant or vesting inception date. Tranche 1 shares also automatically vest upon the sale of the Company or change in control, prior to the participant’s termination or within six months following a qualifying termination. Unvested Tranche 1 shares are forfeited upon a participant’s termination.

Tranche 2 awards vest if certain performance hurdles are met, described as follows:

•
Class M-4 (excluding M-4 Prime) – The vesting performance hurdle for Class M-4 shares is based on the rate of return and realized cash received by certain holders of our shares (Relevant Investors), as defined in the incentive plan, upon sale of their shares prior to or during an IPO or within a 15 month period thereafter. Vesting may also occur if the performance hurdles are met based on deemed sales by Relevant Investors on the dates 7.5, 12 and 15 months after an IPO, and monthly thereafter, through the contractual term, at a price equal to the volume weighted average closing trading price during the 90 day period prior to such date. Based on the results of the performance hurdle calculations, the vesting percentages of the Tranche 2 awards can range from 0% to 100%. Upon a participant’s qualifying termination, unvested Tranche 2 awards remain outstanding and eligible to vest for a period of 18 months following the later of the IPO date or date of a qualifying termination. Any unvested Tranche 2 shares remaining at the end of this 18 month period are forfeited. See 2016 Modification below for further information on Tranche 2 awards vesting for M-1, M-2 and M-3 award agreements.

•
Class M-4 Prime – The vesting performance hurdle is based on the attainment of specified Class A share prices following an IPO. Vesting will also occur upon a sale of the Company or change in control in which Class A Shares are valued at the respective hurdle share price. Any unvested Tranche 2 shares remaining as of the tenth anniversary of the grant date are forfeited.

Contractual Terms – Unvested Class M-4 shares will be forfeited on March 8, 2022.

Although the Class M shares function similar to options, they are equity shares, and have dividend rights upon satisfaction of certain conditions and no expiration date once vested. Prior to vesting, if Class M shares are eligible for dividends, any dividends paid would accrue on the unvested M shares; however, if the M share is forfeited, the accrued dividend would also be forfeited.

Conversion to Class A shares – Vested Class M shares are eligible for conversion to Class A shares subject to payment of the conversion price for each Class M share converted. A holder of vested Class M shares may elect to exchange vested shares for an equivalent number of Class A shares upon payment, in cash or shares, of the conversion price less the amount of any dividends paid by the Company on Class A shares subsequent to the granting of Class M shares. Following a conversion to Class A shares, shares can be sold subject to contractual transfer or legal restrictions, such as lockups, blackout periods or affiliate sale volume caps.

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

Valuation Assumptions for Class M Shares—The fair value of the Class M shares is determined using the Black-Scholes option pricing model, with application of a Monte-Carlo simulation to determine the value of the Tranche 2 Class M shares. No Tranche 2 Class M shares were granted during the year ended December 31, 2017. Grant date assumptions used for valuation of Class M share awards for the years ended December 31, 2016 and 2015 were:

	Years ended December 31,
Assumptions used	2016			2015
Athene Class A share value	$32.90			$34.23
Risk-free interest rate	0.5%	–	1.8%	0.9%	–	1.1%
Expected dividend yield	—%			—%
Expected volatility	30.0%			25.9%
Expected term (in years)	3.00			2.42

The fair value of the Class A shares subsequent to our IPO is determined based on the publicly traded closing price on the New York Stock Exchange. During 2016 and 2015, prior to our IPO, the fair value was determined based on a GAAP book value multiple approach. Under this approach, we used a comparable peer set of public companies and their share price to book value ratio, less applicable discounts for lack of marketability of AHL, in order to determine the AHL Class A share price.

The expected term represents the weighted average period of time that awards granted are expected to be outstanding. The expected term is determined from the modification date, the grant date or the period end date, depending on the accounting treatment for each award.
In addition, the Tranche 2 Class M share assumptions include an estimate of the probability of the vesting conditions being met. This assumption is developed by using a Monte-Carlo simulation to generate the possible future value of the Company’s equity at a liquidity event to determine the percentage of Tranche 2 Class M shares that vest for each simulated path. The fair value of the Tranche 2 Class M shares is then estimated by averaging the value for all simulated paths and discounting the results at the risk-free interest rate to the valuation date.

The basis for determining the remaining assumptions is consistent with those discussed for LTIP awards above.

Award activity for Class M Shares—A rollforward of award activity for the year ended December 31, 2017 of the Class M shares is as follows:

	Tranche 1			Tranche 2			Total
(In millions, except share and per share data)	Class M Shares	Weighted Average Conversion Price	Aggregate Intrinsic Value	Class M Shares	Weighted Average Conversion Price	Aggregate Intrinsic Value	Class M Shares	Weighted Average Conversion Price
Outstanding at January 1, 2017	4,468,585	$18.27		6,347,832	$19.52		10,816,417	$19.00
Converted	(447,123)	15.14		(249,065)	14.69		(696,188)	14.98
Forfeited	(88,086)	25.66		(25,534)	33.13		(113,620)	27.34
Repurchased	(51,272)	30.80		(246,386)	30.90		(297,658)	30.88
Outstanding at December 31, 2017	3,882,104	$18.30		5,826,847	$19.19		9,708,951	$18.83
Vested and expected to vest[1] at December 31, 2017	3,882,104	$18.30	$130	5,826,847	$19.19	$190
Convertible at December 31, 2017	2,791,394	$14.33	$104	4,385,045	$16.07	$156

[1] Expected to vest are unvested shares for which the requisite service period has not been rendered but that are expected to vest based on the achievement of a performance condition.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the activity of nonvested Class M shares for the year ended December 31, 2017:

	Tranche 1		Tranche 2		Total
	Class M Shares	Weighted Average Grant Date Fair Value	Class M Shares	Weighted Average Grant Date Fair Value	Class M Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2017	1,837,043	$8.67	3,040,135	$11.36	4,877,178	$10.34
Vested	(658,247)	10.31	(1,572,799)	9.15	(2,231,046)	9.49
Forfeited	(88,086)	5.12	(25,534)	8.89	(113,620)	5.97
Nonvested at December 31, 2017	1,090,710	$7.97	1,441,802	$13.81	2,532,512	$11.29

The weighted average grant date fair value of Class M share awards granted during the years ended December 31, 2016 and 2015 was $10.43 and $8.66, respectively.

The total fair value of vested Tranche 1 Class M shares was $16 million, $92 million and $98 million during the years ended December 31, 2017, 2016 and 2015, respectively. The total fair value of vested Tranche 2 Class M shares was $40 million, $122 million and $28 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The total intrinsic value of M shares converted during the years ended December 31, 2017 and 2016 was $29 million and $117 million, respectively. No shares were converted or convertible during the year ended December 31, 2015.

Employee Stock Purchase Plan—Eligible employees may participate in our 2017 Employee Stock Purchase Plan (ESPP), which provides the opportunity to purchase our Class A shares at a discount from the market price through payroll deductions. Pursuant to the ESPP, employees are permitted to purchase shares at a price equal to 85% of the fair value of such shares as determined by reference to the closing price of our Class A shares on the New York Stock Exchange on the last day of the relevant purchase period. Under the ESPP we may make available for sale up to 3,800,000 Class A shares over the term of the ESPP, which may extend for up to 10 years. During the year ended December 31, 2017, we sold 13,266 shares under the ESPP for a weighted average price of $43.95. We received proceeds of $1 million related to the sale of shares under the ESPP during the year ended December 31, 2017.

Compensation expense—Compensation expense is recognized based on the number of awards expected to vest, which represents the awards granted less actual forfeitures when they occur, if any.

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

Components of stock compensation expense recorded on the consolidated statements of income are as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Class M – Tranche 1	$8	$11	$12
Class M – Tranche 2	21	69	50
LTIP and other equity awards	16	4	5
Stock-based compensation expense	$45	$84	$67

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

As of December 31, 2017, the Class M shares had unrecognized compensation cost of $9 million for Tranche 1 and $8 million for Tranche 2. The cost is expected to be recognized over a weighted-average period of 1.3 years and 0.8 years, respectively. Unrecognized compensation cost of $15 million for LTIP awards is expected to be recognized over a weighted-average period of 0.7 years.

13. Earnings Per Share

The following represents our basic and diluted EPS calculations:

	Year ended December 31, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to AHL shareholders – basic	$798	$605	$25	$5	$5	$10
Effect of stock compensation plans on allocated net income	20	—	—	—	—	—
Net income available to AHL shareholders – diluted	$818	$605	$25	$5	$5	$10

Basic weighted average shares outstanding	107,682,569	81,596,697	3,409,692	664,326	684,021	1,296,871
Dilutive effect of stock compensation plans	3,323,072	—	—	250,426	546,943	1,611,526
Diluted weighted average shares outstanding	111,005,641	81,596,697	3,409,692	914,752	1,230,964	2,908,397

Earnings per share[1]
Basic	$7.41	$7.41	$7.41	$7.41	$7.41	$7.41
Diluted	$7.37	$7.41	$7.41	$5.38	$4.12	$3.31

[1] Calculated using whole figures.

	Years ended December 31,
	2016			2015
(In millions, except share and per share data)	Class A	Class B	Class M-1	Classes A and B
Net income available to AHL shareholders – basic	$214	$553	$1	$562
Effect of stock compensation plans on allocated net income	1	—	—	—
Net income available to AHL shareholders – diluted	$215	$553	$1	$562

Basic weighted average shares outstanding	52,086,945	134,445,840	218,324	175,091,802
Dilutive effect of stock compensation plans	1,443,531	—	4,246,074	86,846
Diluted weighted average shares outstanding	53,530,476	134,445,840	4,464,398	175,178,648

Earnings per share[1]
Basic	$4.11	$4.11	$4.11	$3.21
Diluted	$4.02	$4.11	$0.20	$3.21

[1] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

We use the two-class method for allocating net income available to AHL shareholders to each class of our common stock. Our Class M shares do not become eligible to participate in dividends until a return of investment (ROI) condition has been met for each class. Once eligible, each class of our common stock has equal dividend rights. Prior to the fourth quarter of 2016, the ROI condition had not been met for any of our Class M shares and, as a result, no earnings were attributable to those classes. In conjunction with our IPO in the fourth quarter of 2016, the ROI condition for Class M-1 was met. The ROI conditions were subsequently met for Class M-2 on March 28, 2017, and for Class M-3 and Class M-4 on April 20, 2017. For purposes of calculating basic weighted average shares outstanding and the allocation of basic income, shares are deemed to be participating in earnings for only the portion of the period after the condition is met. For purposes of calculating diluted weighted average shares outstanding, shares are deemed dilutive as of the beginning of the period.

Dilutive shares are calculated using the treasury stock method. For Class A common shares, this method takes into account shares that can be settled into Class A common shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded the following shares, RSUs and options:

	Years ended December 31,
	2017	2016	2015
Antidilutive shares, RSUs and options excluded from diluted EPS calculation	50,886,246	113,497,613	—
Shares, RSUs and options excluded from diluted EPS calculation as a performance condition had not been met	1,435,192	2,533,768	—
Shares, RSUs and options excluded from diluted EPS calculation as issuance restrictions had not been satisfied as of the end of the year	—	—	16,653,624
Total shares, RSUs and options excluded from diluted EPS calculation	52,321,438	116,031,381	16,653,624

Note: Shares, RSUs and options are as of year end.

14. Accumulated Other Comprehensive Income
The following is a detail of AOCI:

	December 31,
(In millions)	2017	2016
AFS securities	$2,577	$972
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(744)	(408)
Noncredit component of OTTI losses on AFS securities	(13)	(17)
Hedging instruments	(95)	10
Pension adjustments	(5)	(4)
Foreign currency translation adjustments	8	(12)
Accumulated other comprehensive income, before taxes	1,728	541
Deferred income tax liability	(313)	(174)
Accumulated other comprehensive income	$1,415	$367

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Changes in AOCI are presented below:

	Years ended December 31,
(In millions)	2017	2016	2015
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$1,680	$1,397	$(1,661)
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	(336)	(499)	419
Less: Reclassification adjustment for gains (losses) realized in net income[1]	75	20	72
Less: Income tax expense (benefit)	347	261	(428)
Net unrealized investment gains (losses) on AFS securities	922	617	(886)
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	(5)	(9)	(13)
Less: Reclassification adjustment for losses realized in net income[1]	(9)	(7)	(3)
Less: Income tax expense	1	—	(4)
Net noncredit component of OTTI losses on AFS securities	3	(2)	(6)
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	(105)	(5)	11
Less: Income tax expense (benefit)	(22)	(2)	4
Net unrealized gains (losses) on hedging instruments	(83)	(3)	7
Pension adjustments
Pension adjustments	(1)	—	12
Less: Income tax expense (benefit)	—	—	4
Net pension adjustments	(1)	—	8
Foreign currency translation adjustments	20	(8)	(4)
Change in AOCI from comprehensive income	861	604	(881)
Reclassification of taxes[2]	187	—	—
Change in AOCI	$1,048	$604	$(881)

[1] Recognized in investment related gains (losses) on the consolidated statements of income.
[2] See discussion of ASU 2018-02 adoption in Note 1 – Business, Basis of Presentation and Significant Accounting Policies.

15. Income Taxes

Income tax expense consists of the following:

	Years ended December 31,
(In millions)	2017	2016	2015
Current	$5	$(33)	$(19)
Deferred	82	(19)	31
Income tax expense (benefit)	$87	$(52)	$12

Income tax expense was calculated based on the following components of income before income taxes:

	Years ended December 31,
(In millions)	2017	2016	2015
Income before income taxes – Bermuda	$1,237	$565	$508
Income before income taxes – Germany	25	16	8
Income before income taxes – U.S.	273	135	74
Income before income taxes	$1,535	$716	$590

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0%, 31% and 35% have been used for Bermuda, Germany and the United States, respectively, for the years ended December 31, 2017, 2016 and 2015. A reconciliation of the difference between the expected tax provision at the weighted average tax rate and income tax expense (benefit) is as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Expected tax provision computed on pre-tax income at weighted average income tax rate	$104	$52	$28
Increase (decrease) in income taxes resulting from:
Deferred tax valuation allowance	(5)	(116)	(6)
Prior year true-up	(6)	8	2
Corporate owned life insurance	(8)	(7)	(7)
Stock compensation expense	5	5	—
Change in statutory tax rates	(7)	—	—
State taxes and other	4	6	(5)
Income tax expense (benefit)	$87	$(52)	$12
Effective tax rate	6%	(7)%	2%

The Tax Act was enacted on December 22, 2017 and made key changes to the U.S. tax law, including the reduction of the U.S. statutory tax rate from 35% to 21%. As such, the December 31, 2017 deferred tax balances were remeasured to reflect the reduction in rate and the resulting decrease to the net deferred tax liability is included in change in statutory tax rates of the reconciliation above.

Total income taxes were as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Income tax expense (benefit)	$87	$(52)	$12
Income tax expense (benefit) from OCI	326	259	(424)
Total income taxes	$413	$207	$(412)

Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2017	2016
Current income tax recoverable	$29	$107
Current income tax payable	9	1
Net current income tax recoverable	$20	$106

Deferred tax assets	$3	$372
Deferred tax liabilities	41	4
Net deferred tax assets (liabilities)	$(38)	$368

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2017[1]	2016
Deferred tax assets
Insurance liabilities	$1,322	$1,483
Net operating and capital loss carryforwards	151	221
Tax credits	6	18
VOBA	78	69
Fixed assets	26	—
Employee benefits	36	52
Other	10	27
Total deferred tax assets	1,629	1,870
Valuation allowance[2]	(64)	(72)
Deferred tax assets, after valuation allowance	1,565	1,798
Deferred tax liabilities
Investments, including derivatives	781	668
Net unrealized gains on AFS	317	178
VOBA	328	346
DAC	174	232
Other	3	6
Total deferred tax liabilities	1,603	1,430
Net deferred tax assets (liabilities)	$(38)	$368

[1] Deferred tax balances were remeasured as of December 22, 2017 using the reduced U.S. statutory income tax rate as a result of the Tax Act.
2 A portion of the valuation allowance reduction was recorded in other comprehensive income.

As of December 31, 2017, we have gross deferred tax assets associated with U.S. federal and state net operating losses of $721 million, which will begin to expire in 2024.

The valuation allowance consists of the following:

	December 31,
(In millions)	2017	2016
U.S. federal and state net operating losses and other deferred tax assets	$14	$22
German other deferred tax assets	50	50
Total valuation allowance	$64	$72

During the third quarter of 2016, we identified a tax plan that, when implemented, will allow us to use a significant portion of the U.S. non-life insurance companies’ net operating losses and other deductible temporary differences. As a result, we released the corresponding deferred tax valuation allowance of $102 million, as it is more likely than not that these attributes will be realized.

AHL and its Bermuda subsidiaries file protective U.S. income tax returns and its U.S. subsidiaries file income tax returns with the U.S. federal government and various U.S. state governments. AADE is not subject to U.S. federal and state examinations by tax authorities for years prior to 2007, while Athene Annuity & Life Assurance Company of New York (AANY) and Athene Life Insurance Company (ALIC) are not subject to examinations for years prior to 2011 and 2014, respectively. The Internal Revenue Service is currently auditing the 2013 consolidated tax return filed by Athene USA Corporation, and recently initiated a limited scope audit of the 2015 consolidated tax return filed by AADE. No material adverse proposed adjustments have been issued with respect to either exam. See discussion of ongoing tax examinations relating to Aviva USA and subsidiaries in Note 18 – Commitments and Contingencies.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Bermuda Minister of Finance that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2035.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Withholding taxes have not been provided on undistributed earnings of AHL’s U.S. and German subsidiaries as of December 31, 2017 or 2016. Although withholding taxes may apply in the event a dividend is paid by AHL’s U.S. or German subsidiaries, we have not accrued withholding taxes as we do not intend to remit these earnings. The cumulative amount subject to withholding tax, if distributed, as well as the determination of the associated tax liability, is not practicable to compute; however, it may be material to the Company’s financial position and results of operations. Any dividends remitted to AHL from ALRe are not subject to withholding tax.

16. Statutory Requirements

AHL’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate including Bermuda, all U.S. states, the District of Columbia and Germany. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and GAAP financial statements vary by jurisdiction.

Bermuda statutory requirements—ALRe is licensed by the Bermuda Monetary Authority (BMA) as a long term insurer and is subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. Effective January 1, 2016, the BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency Capital Requirement (BSCR), which was granted equivalency to the European Union’s Directive (2009/138/EC) (Solvency II).

Under the Bermuda Insurance Act, ALRe is required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and the Enhanced Capital Requirement (ECR). The MMS is equal to the greater of $8 million or 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million. The ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. As of December 31, 2017, the MMS and the ECR were $924 million and $2,181 million, respectively, and ALRe was in excess of these required minimums.

Under the EBS framework, statutory financial statements are generally equivalent to GAAP financial statements, with the exception of permitted practices granted by the BMA. ALRe has permission in the statutory financial statements to use amortized cost instead of fair value as the basis for certain investments. Additionally, ALRe uses U.S. statutory reserving principles for the calculation of insurance reserves instead of GAAP, subject to the reserves being proved adequate based on cash flow testing. The impact to the statutory financial statements of these permitted practices is a decrease of $187 million to capital and surplus as of December 31, 2017 and a decrease of $1,281 million to statutory net income for the year ended December 31, 2017.

Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its MMS and ECR, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of statutory capital. Distributions in excess of this amount require the approval of the BMA. As of December 31, 2017 and 2016, the maximum distribution ALRe was permitted to pay AHL without the need for prior approval was $5,022 million and $2,479 million, respectively.

Germany statutory requirements—Our primary German insurance entity, Athene Lebensversicherung AG (ALV), is regulated by the Federal Financial Supervisory Authority of Germany as a private insurance undertaking and is subject to the Insurance Supervision Act and regulations promulgated thereunder. Effective January 1, 2016, ALV became subject to Solvency II minimum capital requirements (MCR) and solvency capital requirements (SCR) interpreted by the relevant regulatory authorities. ALV is obliged to meet these requirements in order to be able to fulfill, subject to a certain confidence level of 99.5% for SCR, or 85% for MCR, over a one-year period, all obligations arising from existing business, as well as the new business expected to be written over the following 12 months. Failure to maintain adequate capital levels may result in regulatory action. As of December 31, 2017, statutory capital and surplus as calculated under Solvency II was $714 million, while MCR and SCR were $125 million and $278 million, respectively.

ALV is restricted as to the payment of dividends pursuant to calculations, which are based upon the analysis of current euro swap rates against existing policyholder guarantees. As of December 31, 2017, ALV did not exceed the relevant threshold and no amounts were available for distribution.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

U.S. statutory requirements—AHL’s regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
ALIC	Delaware Department of Insurance
AANY	New York Department of Financial Services
ALICNY	New York Department of Financial Services
AAIA	Iowa Insurance Division
Structured Annuity Reinsurance Company (STAR)	Iowa Insurance Division
Athene Re USA IV	State of Vermont Department of Financial Regulation

Each entity’s statutory statements are presented on the basis of accounting practices determined by the respective regulatory authority. The regulatory authority recognizes only statutory accounting practices prescribed or permitted by the corresponding state for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under insurance law.

The maximum dividend these subsidiaries can pay to shareholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to Athene USA, and ultimately to AHL’s shareholders, absent regulatory approval was $135 million and $127 million as of December 31, 2017 and 2016, respectively. Other requirements limit the amount that could be withdrawn from AADE and the maximum AADE could dividend while staying in compliance with these state regulations, which was $103 million and $80 million as of December 31, 2017 and 2016, respectively. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to AHL without regulatory approval from the Delaware Department of Insurance. Additionally, we have agreed with the Iowa Insurance Division not to cause AAIA to pay dividends until August 15, 2018; therefore, we currently consider AAIA’s dividend capacity as zero.

As of December 31, 2017, AHL’s U.S. subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

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

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus decreased by $66 million and $17 million as of December 31, 2017 and 2016, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2017 and 2016, the face amount of the letters of credit was $153 million.

Statutory reinsurance agreement – We have an agreement with Hannover Life Reassurance Company of America, which is treated as reinsurance under statutory accounting practices and as a financing arrangement under GAAP. The statutory surplus benefit under this agreement is eliminated under GAAP and the associated charges are recorded as risk charges and included in policy and other operating expenses on the consolidated statements of income. The transaction became effective October 1, 2016 and is a coinsurance agreement for statutory purposes covering 80% of the GLWB rider on 2016, 2017 and 2018 sales of certain fixed indexed annuity products. The reserve credit recorded on a statutory basis was $200 million and $91 million as of December 31, 2017 and 2016, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Statutory capital and surplus and net income (loss)—The following table presents, for each of our insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recently filed statutory financial statements filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2017	2016	2017	2016	2015
ALRe	$6,972	$6,124	$828	$460	$461
AADE	1,348	1,272	24	71	68
ALIC	80	79	1	1	1
AANY	268	231	29	1	8
ALICNY	76	78	6	10	14
AAIA	1,164	1,113	239	100	597
STAR	90	80	3	17	4
Athene Re USA IV	25	50	(3)	7	1

17. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments, with the exception of the investments of ADKG, are managed by AAM, a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of December 31, 2017, AAM directly managed $62,343 million of our investment portfolio assets, of which 90% are designated one or two (the two highest designations) by the NAIC.

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

	December 31,
(In millions, except for percentages)	2017	2016
Fixed maturity securities
U.S. state, municipal and political subdivisions	$—	$5
Foreign governments	152	149
Corporate	2,934	2,032
CLO	5,166	4,727
ABS	681	911
CMBS	872	975
Mortgage loans	2,232	1,767
Investment funds	26	23
Trading securities	121	126
Funds withheld at interest	1,737	1,682
Other investments	75	81
Total assets sub-advised by Apollo affiliates	$13,996	$12,478
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	18%	19%

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Apollo Asset Management Europe

ADKG has an investment advisory agreement with Apollo Asset Management Europe (together with certain of its affiliates, AAME), also a subsidiary of AGM. AAME provides advisory services for all of ADKG’s investment portfolio other than operating cash, mortgage loans secured by residential and commercial properties that are not identified and advised by AAME, and assets related to unit-linked policies. Also excluded are assets held in German special investment funds managed or advised by Apollo, AAM and any of the respective affiliates of Apollo, AAM or AAME, to the extent the entity receives a management or advisory fee in connection with the fund. In providing these services, AAME has access to Apollo’s European expertise and capabilities. The ADKG investments sub-advised by AAME consist primarily of corporate and sovereign bonds, as compared to the more diverse range of assets managed by AAM or those held in the German special investment funds. As compensation for the investment advisory services rendered, AAME receives a fee of 0.10% per year on the assets it sub-advises. Affiliates of AAME receive an advisory fee of 0.35% per year on certain German special investment funds and our investment in a sub-fund of Apollo Capital Efficient Fund I (ACE fund), as well as a pro rata share of operating expenses up to 0.30% on the ACE fund. As of December 31, 2017 and 2016, the German special investment funds totaled $1,190 million and $258 million, respectively, and the ACE fund totaled $97 million and $84 million, respectively. The fees incurred for management of these funds are included in sub-advisory fees in the table below.

The following represents the assets sub-advised by AAME:

	December 31,
(In millions)	2017	2016
Fixed maturity securities
Foreign governments	$2,160	$2,062
Corporate	1,003	1,567
Equity securities	95	187
Investment funds	40	34
Policy loans	5	6
Real estate	624	541
Other investments	176	153
Cash and cash equivalents	50	25
Total assets sub-advised by AAME	$4,153	$4,575

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM, AAME and other Apollo affiliates:

	Years ended December 31,
(In millions)	2017	2016	2015
Asset management fees	$261	$229	$226
Sub-advisory fees	57	66	42

The management and sub-advisory fees are included within net investment income on the consolidated statements of income. As of December 31, 2017 and 2016, the management fees payable was $28 million and $28 million, respectively, and the sub-advisory fees payable was $13 million and $11 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The investment management or advisory agreements with AAM or AAME have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements until October 31, 2018 or any annual anniversary thereafter (each such date, an IMA Termination Election Date) and any termination thereon requires the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and prior written notice thereof to Apollo of at least 30 days. If the Independent Directors make such election and such notice is timely delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (an IMA Termination Effective Date). Notwithstanding the foregoing, (1) the Independent Directors may only elect to terminate an investment management agreement or advisory agreement on an IMA Termination Election Date if two-thirds of the Independent Directors determine in their sole discretion acting in good faith that either (i) there has been unsatisfactory long-term performance materially detrimental to us by Apollo or (ii) the fees being charged by Apollo are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to Apollo and Apollo shall have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (2) upon the determination by two-thirds of the Independent Directors, we may also terminate an investment management agreement or advisory agreement with Apollo as a result of either (i) a material violation of law relating to Apollo’s advisory business, or (ii) Apollo’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case (i) or (ii), the delivery at least 30 days’ prior written notice to Apollo of such termination and such termination will be effective at the end of such 30-day period.

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group, as defined in our bye-laws. Also, James Belardi, our Chief Executive Officer, is also an employee of AAM, receives substantial remuneration from acting as Chief Executive Officer of AAM, and owns a 5% profits interest in AAM. Additionally, five of the twelve members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws created a conflicts committee consisting of three of our directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and a majority of the committee members must approve material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions—We have a loan purchase agreement with AmeriHome Mortgage Company, LLC (AmeriHome), an investee of A-A Mortgage, an equity method investee. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $57 million, $22 million and $83 million of residential mortgage loans under this agreement during the years ended December 31, 2017, 2016 and 2015, respectively.

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

On January 1, 2018, in order to align our interests with those of AGER, in connection with the Closing, we entered into a cooperation agreement with AGER, pursuant to which, among other things, (1) we will have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by AGER, (2) AGER’s insurance subsidiaries will be required to purchase certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, (3) we will provide the AGER Group with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) the AGER Group will provide us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

18. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of the equity and financing transactions described below, of $2,358 million and $962 million as of December 31, 2017 and 2016, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

In December 2017, we entered into a transaction with Voya, pursuant to which we agreed to reinsure approximately $19 billion of fixed annuities. Additionally, a consortium of investors, led by affiliates of Apollo, and certain other investors, agreed to purchase Voya Insurance and Annuity Company (VIAC), including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable Holdings, Inc. (Venerable) that will be the holding company of VIAC. We committed to make a $75 million minority equity investment in VA Capital Company LLC, the holding company of Venerable, and provide financing to Venerable of $150 million, in each case, subject to certain closing adjustments. These transactions are expected to close in the second or third quarter of 2018, subject to regulatory approval and customary closing conditions.

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2017 and 2016, we had $573 million and $691 million, respectively, of funding agreements outstanding with the FHLB. We are required to provide collateral in excess of the funding agreements, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer up to $5 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements outstanding under this program had a carrying value of $2,996 million and $246 million as of December 31, 2017 and 2016, respectively.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2017	2016
AFS securities
Fixed maturity	$1,572	$1,535
Equity	36	40
Investment funds	20	25
Mortgage loans	914	1,003
Short-term investments	10	15
Restricted cash	105	57
Total restricted assets	$2,657	$2,675

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB funding agreements described above.

Litigation, Claims and Assessments

Husdon Matter–On June 12, 2015, Don Hudson, on behalf of himself and others similarly situated, filed a putative class action complaint against us in the United States District Court for the Northern District of California. The complaint, which was similar to complaints recently filed against other large insurance companies, primarily alleged that captive reinsurance and other transactions had the effect of misrepresenting the financial condition of Athene Annuity and Life Company (AAIA). The complaint purported to be brought on behalf of a class of purchasers of annuity products issued by AAIA between 2007 and the present and asserts claims against AHL, ALRe, AUSA and AAIA in addition to Apollo and AAM. There were also various allegations related to the purchase of Aviva USA and concerning entry into a modco transaction with ALRe in October 2013. The suit asserted claims of violation of the Racketeer Influenced and Corrupt Organizations Act and sought compensatory damages, trebled, in an amount to be determined, costs and attorneys’ fees. On March 25, 2016, the matter was transferred to the United States District Court for the Southern District of Iowa (S.D. IA Court). On May 25, 2016, the court granted plaintiff’s motion to file an amended complaint dropping plaintiff Silva and defendant Aviva plc. We moved to dismiss the amended complaint on June 30, 2016. On May 11, 2017, the putative class action complaint filed by Don Hudson, on behalf of himself and others similarly situated, against us was dismissed in a written decision by the S.D. IA Court. Plaintiff did not appeal the district court’s decision and this matter is concluded.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Griffiths Matter–On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint against us in the United States District Court for the District of Massachusetts. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, AAIA and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (collectively, the Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003 that were backed by a capital maintenance agreement issued by Aviva International Insurance Limited or its predecessor (the CMA). The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by the CMA, which was alleged to be a source of great financial strength. The complaint further alleges that the Aviva Entities used the CMA to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the CMA terminated. According to the complaint, no notice of this termination was provided to the owners of the structured settlement annuities. The complaint alleges that the termination of the CMA gave rise to claims for breach of contract, breach of fiduciary duty, promissory estoppel, and unjust enrichment. AHL and plaintiff recently agreed to a term sheet settlement on a class wide basis. Terms of the settlement, which is subject to court approval, include: (1) AHL entering into a capital maintenance agreement with Athene London requiring AHL to provide capital to Athene London upon a missed structured settlement payment that is not timely cured and (2) AHL paying a monetary amount that is immaterial to us.

IRS Matters–The Internal Revenue Service (IRS) completed its examinations of the 2006 through 2010 Aviva USA tax years with Aviva USA agreeing to all proposed adjustments with two exceptions: (1) AAIA’s treatment of call options used to hedge fixed indexed annuity (FIA) liabilities for the tax years 2008–2010 and (2) the disallowance of offsetting tax deductions taken by AAIA and taxable income reported by the non-life subgroup with respect to unpaid independent marketing organization commissions. The first adjustment to which Aviva USA did not agree would disallow deductions of $191 million, $154 million and $76 million for 2008, 2009 and 2010, respectively. The second adjustment to which Aviva USA did not agree would increase non-life net operating losses and decrease AAIA net operating losses by $16 million in each of 2009 and 2010. Taxes, penalties and interest with respect to these two issues for the years under audit are subject to indemnification by Aviva plc under the Stock Purchase Agreement (SPA) between Aviva plc and AHL, dated December 21, 2012 assuming the SPA requirements are satisfied. Athene USA was unable to negotiate a favorable settlement of this issue with the IRS, and is contesting the adjustment in federal court. If the IRS position is upheld in federal court, Athene USA expects that it would owe tax of $120 million, plus interest, for tax years ending on or before October 2, 2013, which are subject to indemnification by Aviva plc as described above.

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

Corporate-owned Life Insurance (COLI) Matter–In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable COLI policies that, as of December 31, 2017, had an asset value of $349 million, and is included in other assets on the consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has been triggered and we will pursue further adjudication. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $164 million as of December 31, 2017.

Holzer Matter–On September 12, 2016, Jack Holzer and Mary Bruesh-Holzer filed suit in Jackson County, Missouri against several defendants, including AADE, as successor-in-interest to Business Men’s Assurance Company of America. Mr. Holzer allegedly sustained injuries due to asbestos exposure from 1966–1973 while working in an office building in Kansas City, Missouri, then owned by Business Men’s Assurance Company of America. Plaintiffs assert strict liability and negligence claims against AADE, and AADE is one of the last remaining defendants. AADE is insured for costs, fees and compensatory damages under several primary and excess general liability policies issued to Business Men’s Assurance Company of America, and has rights to indemnity for costs, fees and damages, including punitive damages. The matter is calendared for trial on March 6, 2018. We do not currently expect this matter to have a material impact on our consolidated financial statements. However, in light of the inherent uncertainties involved in this matter, it is possible that the ultimate outcome could have a material impact on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Regulatory Matter–Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted to and are being administered by the same TPA. On April 5, 2017, we received notification from the New York State Department of Financial Services (NYSDFS) that it planned to undertake a market conduct examination of ALICNY for the period of January 1, 2012 through March 31, 2017 (NYSDFS Market Conduct Examination), and on May 31, 2017, we received notification from the Texas Department of Insurance that it intended to undertake an enforcement proceeding, in each case, relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by such TPA. On November 15, 2017, we received notification from the NYSDFS that its examination of ALICNY had resulted in the identification of a significant number of asserted violations of New York insurance law associated with the life block reinsured to affiliates of Global Atlantic, who have also been overseeing policyholder administration and the TPA servicing the policies in the block, with a significant number of such violations not subject to dispute by the relevant affiliates of Global Atlantic or by us. On January 30, 2018, we received a draft report regarding the NYSDFS Market Conduct Examination from the NYSDFS, which identified in more detail the violations asserted in the November 15, 2017 letter as well as certain other violations. We and Global Atlantic are currently in discussions with the NYSDFS to resolve this matter, but there is no assurance that we will be able to resolve this matter in a manner favorable to us. In addition to the foregoing, we have received inquiries, and expect to continue to receive inquiries, from other regulatory authorities regarding the conversion matter. It is possible that other jurisdictions may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders. We are not currently able to estimate the amount of any such fines, penalties or payments arising from these matters with reasonable certainty, but it is possible that such amounts may be material.

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

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities and our former German operations, which are primarily comprised of participating long-duration savings products. In addition to our former German operations, included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for discussion on the deconsolidation of our German operations in 2018.

Financial Measures—Segment adjusted operating income and net investment earnings are internal measures used by the chief operating decision maker to evaluate and assess the results of our segments.

Operating revenue is a component of adjusted operating income and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The table below reconciles segment operating revenues to total revenues presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2017	2016	2015
Operating revenue by segment
Retirement Services	$5,960	$3,330	$2,979
Corporate and Other	368	268	112
Total segment operating revenues	6,328	3,598	3,091
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	1,990	324	(390)
Investment gains (losses), net of offsets	461	164	(132)
VIE expenses and noncontrolling interest	—	13	33
Other adjustments to revenues	(52)	6	16
Total non-operating adjustments	2,399	507	(473)
Total revenues	$8,727	$4,105	$2,618

Adjusted operating income is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income equals net income available to AHL’s shareholders adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding LTIP; and

•	Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income to net income available to Athene Holding Ltd. shareholders presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2017	2016	2015
Adjusted operating income by segment
Retirement Services	$1,092	$777	$767
Corporate and other	17	(49)	(29)
Total segment adjusted operating income	1,109	728	738
Non-operating adjustments
Investment gains (losses), net of offsets	199	47	(56)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	266	95	(25)
Integration, restructuring and other non-operating expenses	(68)	(22)	(58)
Stock-based compensation, excluding LTIP	(33)	(82)	(67)
Income tax (expense) benefit – non-operating	(25)	2	30
Total non-operating adjustments	339	40	(176)
Net income available to Athene Holding Ltd. shareholders	$1,448	$768	$562

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Net investment earnings used to evaluate the performance of our segments is an internal measure that does not correspond to GAAP net investment income. Adjustments are made to GAAP net investment income to arrive at a net investment earnings measure that reflects the profitability of our core deferred annuities business. Accordingly, we adjust net investment income to include earnings from our consolidated VIEs and earnings on certain alternative investments (primarily CLOs) classified in investment related gains (losses) on the consolidated statements of income. Additionally, we adjust for impacts of reinsurance embedded derivatives on net investment income. The table below reconciles segment net investment earnings to net investment income presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2017	2016	2015
Net investment earnings by segment
Retirement Services	$3,241	$2,953	$2,574
Corporate and Other	182	77	36
Total net investment earnings	3,423	3,030	2,610
Adjustments to net investment income
Reinsurance embedded derivative impacts	(191)	(189)	(84)
Net VIE earnings	(77)	(1)	(67)
Alternative income (gains) losses	20	39	42
Held for trading amortization	94	35	9
Total adjustments to arrive at net investment income	(154)	(116)	(100)
Net investment income	$3,269	$2,914	$2,510

Adjusted operating income excludes the income tax impact of the taxable non-operating adjustments presented above. The income tax expense of non-operating income adjustments is comprised of the appropriate jurisdiction’s tax rate applied to the non-operating adjustments subject to income tax, as well as the amount recorded for the change in the U.S. statutory rate resulting from the recently enacted Tax Act. The table below reconciles segment provision for income taxes – operating to income tax expense presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2017	2016	2015
Provision for income taxes – operating by segment
Retirement Services	$64	$(46)	$39
Corporate and Other	(2)	(4)	3
Total segment income tax expense (benefit) – operating	62	(50)	42
Income tax (expense) benefit – non-operating	25	(2)	(30)
Income tax expense (benefit)	$87	$(52)	$12

The following represents total assets by segment:

	December 31,
(In millions)	2017	2016	2015
Total assets by segment
Retirement Services	$91,335	$79,298	$73,702
Corporate and Other	8,412	7,401	7,144
Total assets	$99,747	$86,699	$80,846

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

We market annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of income, and premiums collected are as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
Fixed indexed annuities	$5,480	$5,322	$2,808
Fixed rate annuities	873	3,565	883
Payouts without life contingencies	106	107	166
Funding agreements	3,054	—	250
Life and other deposits	33	24	11
Total deposits	9,546	9,018	4,118
Payouts with life contingencies	2,211	21	53
Life and other premiums	254	219	142
Total premiums	2,465	240	195
Total premiums and deposits, net of ceded	$12,011	$9,258	$4,313

Deposits and premiums collected by the geographical location are as follows:

	Years ended December 31,
(In millions)	2017	2016	2015
United States	$11,156	$5,617	$3,097
Bermuda	652	3,429	1,135
Germany	203	212	81
Total premiums and deposits, net of ceded	$12,011	$9,258	$4,313

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

20. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized in the table below:

	Three months ended
(In millions, except per share data)	March 31	June 30	September 30	December 31
2017
Total revenues	$1,619	$1,763	$1,473	$3,872
Total benefits and expenses	1,213	1,426	1,179	3,374
Net income available to Athene Holding Ltd. shareholders	384	326	274	464

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3, and M-4[1]	$2.00	$1.66	$1.40	$2.36
Diluted – Class A	1.92	1.65	1.39	2.35
Diluted – Class B	2.00	1.66	1.40	2.36
Diluted – Class M-1	2.00	1.66	1.40	2.36
Diluted – Class M-2	0.08	1.64	1.39	2.34
Diluted – Class M-3	N/A	1.00	1.07	2.10
Diluted – Class M-4	N/A	0.76	0.79	1.49

2016
Total revenues	$722	$1,045	$1,272	$1,066
Total benefits and expenses	637	837	1,234	681
Net income available to Athene Holding Ltd. shareholders	85	193	126	364

Earnings per share
Basic – Classes A, B and M-1[1]	$0.46	$1.04	$0.68	$1.92
Diluted – Class A	0.46	1.04	0.68	1.78
Diluted – Class B	0.46	1.04	0.68	1.92
Diluted – Class M-1	N/A	N/A	N/A	0.46
Diluted – Classes M-2, M-3 and M-4	N/A	N/A	N/A	N/A

N/A – Not applicable.
[1] Class M-1 was eligible to participate in dividends beginning in the three months ended December 31, 2016, Class M-2 was eligible to participate in dividends beginning in the three months ended March 31, 2017, and Class M-3 and Class M-4 were eligible to participate in dividends beginning in the three months ended June 30, 2017. Prior to being eligible to participate in dividends, no earnings were attributable to those classes. See Note 13 – Earnings Per Share for further discussion.

During the three months ended June 30, September 30, and December 31, 2017, we recorded out-of-period adjustments primarily related to DAC and VOBA amortization and actuarial reserves, which increased consolidated net income by $16 million, $16 million, and $21 million, respectively. The three months ended September 30 and December 31, 2017 include income tax adjustments which decreased income tax expense by $3 million and $14 million, respectively. These adjustments were primarily attributed to the consolidated statements of income for the years ended December 31, 2016 and 2015. We evaluated these out-of-period adjustments and determined they were not material to the consolidated financial statements for the current period, or any other previously reported period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Company’s Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting. The report is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is incorporated herein by reference to the sections entitled “Management,” “Proposal 1: Election of Directors of the Company,” “Corporate Governance – Classified Board of Directors,” “Corporate Governance – Committees of the Board of Directors” and “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders to be filed by us with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2017 (2018 Proxy Statement).

Board of Directors

On February 24, 2018, our board of directors determined that Ms. Hope Taitz did not meet the independence requirements of the NYSE listing rules. As a result, our board of directors elected to replace Ms. Taitz on the Nominating and Corporate Governance Committee and the Audit Committee with Mr. Marc Beilinson and Mr. Robert Borden, respectively, each of whom is currently on our board of directors and meets the independence requirements of the NYSE listing rules. Mr. Arthur Wrubel, also an independent director on our board of directors, has been appointed by the board of directors to be the chairperson of the Nominating and Corporate Governance Committee. Ms. Taitz has resigned from her position as Lead Independent Director of the board of directors and the board of directors have appointed Mr. Beilinson as the Lead Independent Director. Ms. Taitz remains in her position as a member of the Conflicts Committee.

As a result of this determination, as of the date of this report, a majority of our directors are not independent directors as required by the NYSE listing rules. We have notified the NYSE of this non-compliance in accordance with applicable NYSE listing rules and we plan to remediate this non-compliance by appointing an additional independent director to the board of directors imminently. Giving effect to the change in the composition of the committees described above, we are not in violation of any applicable SEC rule or other NYSE listing rule as a result of this determination.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

We have adopted corporate governance guidelines and a code of business conduct and ethics that applies to all of our directors, officers and employees. These documents are available at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, our code of business conduct and ethics that apply to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on our website at the address given above.

Item 11.    Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Compensation of Executive Officers and Directors,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance – Committees of the Board of Directors” in our 2018 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners” in our 2018 Proxy Statement.

Share Incentive Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2017 under the Share Incentive Plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Share Incentive Plans[3]
Share Incentive Plans Approved by Security Holders	552,722	$51.31	6,696,043
Share Incentive Plans Not Approved by Security Holders[4]	10,824,766	19.75	—
Total	11,377,488	$20.67	6,696,043

[1] Consists of Class A shares underlying options, time-based RSUs, performance-based RSUs and Class M common shares. Class M common shares, once vested, are convertible into Class A shares subject to payment of the conversion price. Performance-based RSUs are included at their target value. Class M common shares are included based on the assumption that 100% of such shares vest and are converted into Class A shares on a one-for-one basis.

[2] Includes options, Class M common shares and the RSUs issued in conjunction with the Class M-4 common shares. Does not include other time-based RSUs or performance-based RSUs, as they do not have exercise prices.

[3] Includes 3,786,734 shares remaining available for issuance under the 2017 Employee Stock Purchase Plan and 2,909,309 shares remaining available for issuance under the 2016 Share Incentive Plan.
[4] Includes securities to be issued pursuant to our 2009, 2012, and 2014 share incentive plans. See Note 12 – Stock-based Compensation to the consolidated financial statements for a discussion regarding the material features of these plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in our 2018 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is incorporated herein by reference to the sections entitled “Additional Information and Matters – Principal Accountant Fees and Services” and “Corporate Governance – Committees of the Board of Directors” in our 2018 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2017
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Available-for-sale securities
Fixed maturity securities
U.S government and agencies	$63	$62	$62
U.S. state, municipal and political subdivisions	996	1,165	1,165
Foreign governments	2,575	2,683	2,683
Public utilities	5,124	5,384	5,384
Other corporate	30,010	31,235	31,235
CLO	5,039	5,084	5,084
ABS	3,945	3,971	3,971
CMBS	1,994	2,021	2,021
RMBS	8,721	9,366	9,366
Redeemable preferred stock	39	41	41
Total fixed maturity securities	58,506	61,012	61,012
Equity securities
Banks, trust and insurance companies common stock	37	37	37
Industrial, miscellaneous and all other common stock	130	129	129
Nonredeemable preferred stocks	104	111	111
Total equity securities	271	277	277
Total available-for-sale securities	58,777	$61,289	61,289
Trading securities, at fair value	2,475		2,709
Mortgage loans, net of allowances	6,232		6,233
Investment funds	693		699
Policy loans	530		530
Funds withheld at interest	7,085		7,085
Derivative assets	1,673		2,551
Real estate	624		624
Short-term investments, at fair value	201		201
Other investments	133		133
Total investments	$78,423		$82,054

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	December 31,
(In millions, except share and per share data)	2017	2016
Assets
Investments
Available-for-sale, fixed maturity securities, at fair value (amortized cost: 2017 – $35 and 2016 – $27)	$38	$28
Cash and cash equivalents	142	189
Other assets	3	15
Notes receivable from subsidiaries	44	—
Intercompany receivable	2	—
Investments in subsidiaries	9,118	6,665
Total assets	$9,347	$6,897
Liabilities and Equity
Liabilities
Payables for collateral on derivatives	$—	$6
Other liabilities	132	32
Intercompany payable	7	1
Total liabilities	139	39
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2017 and 2016 – 425,000,000 shares; issued and outstanding: 2017 – 142,386,704 and 2016 – 77,319,381 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2017 and 2016 – 325,000,000 shares; issued and outstanding: 2017 – 47,422,399 and 2016 – 111,805,829 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,109,560 shares; issued and outstanding: 2017 – 3,388,890 and 2016 – 3,474,205 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 5,000,000 shares; issued and outstanding: 2017 – 851,103 and 2016 – 1,067,747 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 1,092,000 and 2016 – 1,346,300 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2017 and 2016 – 7,500,000 shares; issued and outstanding: 2017 – 4,711,743 and 2016 – 5,397,802 shares	—	—
Additional paid-in capital	3,472	3,421
Retained earnings	4,321	3,070
Accumulated other comprehensive income	1,415	367
Total Athene Holding Ltd. shareholders’ equity	9,208	6,858
Total liabilities and equity	$9,347	$6,897

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income and Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2017	2016	2015
Revenue
Net investment income (related party: 2017 – $3, 2016 – $8 and 2015 – $(5))	$5	$10	$—
Investment related gains (losses)	(7)	4	—
Total revenues	(2)	14	—
Benefits and Expenses
Operating expenses (related party: 2017 – $8, 2016 – $16 and 2015 – $16)	142	145	130
Total benefits and expenses	142	145	130
Loss before income taxes and equity earnings in subsidiaries	(144)	(131)	(130)
Provision for income taxes	—	—	—
Equity earnings in subsidiaries	1,592	899	692
Net income available to Athene Holding Ltd. shareholders	1,448	768	562
Other comprehensive income (loss)	861	604	(881)
Comprehensive income (loss) available to Athene Holding Ltd. shareholders	$2,309	$1,372	$(319)

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Years ended December 31,
(In millions)	2017	2016	2015
Net cash used in operating activities	$(54)	$(45)	$(82)
Cash flows from investing activities
Capital contributions to subsidiary	—	(34)	(506)
Receipts on loans to subsidiaries	—	20	188
Issuances of loans to subsidiaries	(44)	—	(103)
Investment in note receivable	—	—	(5)
Sales, maturities, and repayments of:
Available-for-sale, fixed maturity securities	9	5	17
Purchases of:
Available-for-sale, fixed maturity securities	(17)	(3)	(423)
Cash settlement of derivatives	(8)	5	—
Other investing activities, net	82	(5)	—
Net cash provided by (used in) investing activities	22	(12)	(832)
Cash flows from financing activities
Capital contributions	1	1	1,116
Net change in cash collateral posted for derivative transactions	(6)	6	—
Repurchase of common stock	(10)	(21)	(3)
Net cash (used in) provided by financing activities	(15)	(14)	1,113
Net (decrease) increase in cash and cash equivalents	(47)	(71)	199
Cash and cash equivalents at beginning of year	189	260	61
Cash and cash equivalents at end of year	$142	$189	$260

Supplementary information
Non-cash transactions
Non-cash capital contribution to ALRe	—	—	708
Issuance of capital for payment of liabilities	—	—	2

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Notes to Condensed Financial Information of Registrant

1. Basis of Presentation

The accompanying condensed financial statements of Athene Holding Ltd. (AHL) should be read in conjunction with the consolidated financial statements and notes of AHL and its subsidiaries (consolidated financial statements).

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

2. Intercompany Transactions

Unsecured Revolving Notes Receivable—AHL has unsecured revolving notes receivable from subsidiaries Athene USA Corporation (Athene USA), AGER Bermuda Holding Ltd. (AGER) and Athene Life Re Ltd. (ALRe).

The unsecured revolving notes receivable from Athene USA has a borrowing capacity of $250 million and $100 million and an outstanding balance of $16 million and $0 million as of December 31, 2017 and 2016, respectively. Interest accrues at the U.S. short-term applicable federal rate per year, and the balance is due on June 1, 2020, or earlier at AHL’s request.

The unsecured revolving notes receivable from AGER has a borrowing capacity of €25 million and an outstanding balance of $29 million as of December 31, 2017. Interest accrues at the U.S. short-term applicable federal rate per year, and the balance is due on the date as of which AHL’s ownership percentage of AGER is reduced such that AGER and its subsidiaries are no longer consolidated subsidiaries of AHL, or earlier at AHL’s request. AHL deconsolidated AGER effective January 1, 2018. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further information regarding the deconsolidation of AGER. In conjunction with the AGER deconsolidation, the outstanding balance was repaid to AHL in the first quarter of 2018.

The unsecured revolving notes receivable from ALRe has a borrowing capacity of $250 million and had no outstanding balance as of December 31, 2017. Interest accrues at a fixed rate of 1.25% and has a maturity date of June 1, 2020, or earlier at AHL’s request.

Unsecured Revolving Notes Payable—In addition to the unsecured revolving notes receivable described above, AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow an amount not to exceed $250 million with a fixed interest rate of 1.25% and a maturity date of June 1, 2020. As of December 31, 2017, there was no balance outstanding under this agreement.

Funds in Trust (Restricted Assets)—AHL has agreed to maintain the authorized control level risk-based capital (RBC) of its subsidiary, Athene Life Insurance Company of New York (ALICNY), at an amount not less than 450%. As a result, AHL has established a separate backstop trust account with a fair value of $39 million and $36 million as of December 31, 2017 and 2016, respectively, consisting of available-for-sale investments and cash. If ALICNY’s authorized control level RBC falls below 450%, the funds in the backstop trust account would be used to replenish ALICNY’s authorized control level RBC to at least 450%.

3. Debt and Guarantees

AHL has guaranteed certain of the obligations of Athene USA and ALRe in connection with its revolving credit facility. Additionally, AHL has issued senior notes in the first quarter of 2018. See Note 10 – Debt to the consolidated financial statements for further discussion on the credit facility and senior notes.

4. Dividends, Return of Capital and Capital Contributions

There were no dividends or return of capital received from subsidiaries during the years ended December 31, 2017, 2016 and 2015. See Note 16 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

ATHENE HOLDING LTD.
Schedule III
Supplementary Insurance Information

	DAC, DSI, and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits	Premiums	Net investment income	Benefits, claims, losses, and settlement expenses[2]	Amortization of DAC and VOBA	Policy and other operating expenses
2017
Retirement Services	$2,930	$80,377	$137	$2,286	$3,087	$5,831	$350	$444
Corporate and other	—	4,838	74	179	182	339	—	228
Total	$2,930	$85,215	$211	$2,465	$3,269	$6,170	$350	$672

2016
Retirement Services	$2,940	$71,810	$148	$53	$2,837	$2,165	$318	$430
Corporate and other	—	4,314	69	187	77	266	—	197
Total	$2,940	$76,124	$217	$240	$2,914	$2,431	$318	$627

2015
Retirement Services	$2,652	$67,211	$167	$121	$2,475	$1,150	$206	$402
Corporate and other	—	4,625	67	74	35	106	—	147
Total	$2,652	$71,836	$234	$195	$2,510	$1,256	$206	$549

[1] Represents interest sensitive contract liabilities and future policy benefits on the consolidated balance sheets.
[2] Represents interest sensitive contract benefits, amortization of deferred sales inducements, future policy and other policy benefits, and dividends to policyholders on the consolidated statements of income.

ATHENE HOLDING LTD.
Schedule IV
Reinsurance

(In millions)	Gross amount	Ceded to other companies[1]	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2017
Life insurance in force at end of year	$43,267	$49,860	$8,551	$1,958	436.7%
Premiums	2,639	195	21	2,465	0.9%
Year ended December 31, 2016
Life insurance in force at end of year	56,356	63,894	9,591	2,053	467.2%
Premiums	448	228	20	240	8.3%
Year ended December 31, 2015
Life insurance in force at end of year	77,994	82,284	10,123	5,833	173.5%
Premiums	445	274	24	195	12.3%

[1] Prior period amounts for life insurance in force have been revised for immaterial misstatements to be comparable to current year amounts.

ATHENE HOLDING LTD.
Schedule V
Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions[1]	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2017
Valuation allowance on deferred tax assets	$72	$9	$—	$(17)	$64
Valuation allowance on mortgage loans	2	—	—	—	2
Year ended December 31, 2016
Valuation allowance on deferred tax assets	193	—	—	(121)	72
Valuation allowance on mortgage loans	2	—	—	—	2
Year ended December 31, 2015
Valuation allowance on deferred tax assets	133	7	66	(13)	193
Valuation allowance on mortgage loans	1	—	1	—	2

[1] Assumed through acquisitions represents the valuation allowances recorded related to the acquisition of DLD in October 2015.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Share Purchase and Transfer Agreement, dated as of January 14, 2015, among Delta Lloyd N.V., Blitz 14-164 GmbH and Athene Holding Ltd. (incorporated by reference to Exhibit 2.1 to the Form S-1 filed on October 25, 2016).

3.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on May 9, 2016).
3.2	Memorandum of Association of Athene Holding Ltd. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on May 9, 2016).
3.2.1	Form of Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.2.1 to the Form S-1 filed on November 10, 2016).
3.3	Tenth Amended and Restated Bye-laws of Athene Holding Ltd., effective June 8, 2017 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 9, 2017).
4.1	Form of Athene Holding Ltd. Class A common share certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on November 10, 2016).
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

4.4
Second Amendment to Third Amended and Restated Registration Rights Agreement, dated as of November 22, 2016, among Athene Holding Ltd. and the shareholders party thereto (incorporated by reference to Exhibit 4.4 to the Form 10-K filed on March 16, 2017).

4.5
Indenture for Debt Securities, dated as of January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2018).

4.6
First Supplemental Indenture, dated January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 12, 2018).

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

Exhibit No.	Description
10.7.1
Fifth Amended and Restated Fee Agreement, dated as of June 8, 2017, between Athene Asset Management, L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2017).

10.7.2
Applicable 2016 Liability Fee Discount, effective as of September 30, 2016, between Athene Asset Management, L.P. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.7.2 to the Form S-1 filed on October 25, 2016).

10.8
Amended and Restated Coinsurance Agreement, dated as of July 31, 2015, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (regarding certain term and universal life policies) (incorporated by reference to Exhibit 10.9 to the Form S-1 filed on October 25, 2016).

10.9
Coinsurance and Assumption Agreement, dated as of October 1, 2013, between Aviva Life and Annuity Company (now known as Athene Annuity and Life Company) and Presidential Life Insurance Company - USA (now known as Accordia Life and Annuity Insurance Company) (incorporated by reference to Exhibit 10.10 to the Form S-1 filed on October 25, 2016).

10.10
Amended and Restated Coinsurance and Assumption Agreement, dated as of July 31, 2015, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (regarding certain policies described therein) (incorporated by reference to Exhibit 10.11 to the Form S-1 filed on October 25, 2016).

10.11
Amended and Restated Coinsurance Agreement, dated as of December 28, 2015, between Athene Annuity and Life Company and Accordia Life and Annuity Company (formerly known as Presidential Life Insurance Company-USA) (regarding the ILICO closed block) (incorporated by reference to Exhibit 10.12 to the Form S-1 filed on October 25, 2016).

10.12
Funds Withheld Coinsurance Agreement, dated as of October 1, 2013, between Aviva Life and Annuity Company of New York (now known as Athene Life Insurance Company of New York) and First Allmerica Financial Life Insurance Company (regarding certain term and universal life policies) (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on October 25, 2016).

10.13
Coinsurance Agreement, dated as of April 29, 2011, between Liberty Life Insurance Company (now known as Athene Annuity & Life Assurance Company) and Protective Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Form S-1 filed on October 25, 2016).

10.14.1	Employment Agreement, dated as of February 27, 2013, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.15.1 to the Form S-1 filed on October 25, 2016).
10.14.2	Employment Agreement, dated as of September 7, 2015, between Athene Holding Ltd. and William J. Wheeler (incorporated by reference to Exhibit 10.15.2 to the Form S-1 filed on October 25, 2016).
10.14.3	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to the Form S-1 filed on October 25, 2016).
10.14.4	Employment Agreement, dated as of April 26, 2016, between Athene Holding Ltd. and Grant Kvalheim (incorporated by reference to Exhibit 10.15.4 to the Form S-1 filed on October 25, 2016).
10.15.1	Amended and Restated Athene Holding Ltd. 2009 Share Incentive Plan (incorporated by reference to Exhibit 10.16.1 to the Form S-1 filed on October 25, 2016).
10.15.2	Amended and Restated Athene Holding Ltd. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.16.2 to the Form S-1 filed on October 25, 2016).
10.15.3	Athene Holding Ltd. 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.3 to the Form S-1 filed on October 25, 2016).
10.15.4	Amendment No. 1 to 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.4 to the Form S-1 filed on October 25, 2016).
10.15.5	Athene Holding Ltd. 2016 Share Incentive Plan (incorporated by reference to Exhibit 10.16.5 to the Form S-1 filed on October 25, 2016).
10.16	Form of Amended and Restated Restricted Share Award Agreement (Class M-1 common shares) (incorporated by reference to Exhibit 10.17 to the Form S-1 filed on October 25, 2016).
10.17	Form of Amended and Restated Restricted Share Award Agreement (Class M-2 common shares) (incorporated by reference to Exhibit 10.18 to the Form S-1 filed on October 25, 2016).
10.18	Form of Amended and Restated Restricted Share Award Agreement (Class M-3 common shares) (incorporated by reference to Exhibit 10.19 to the Form S-1 filed on October 25, 2016).
10.19	Form of Amended and Restated Restricted Share Award Agreement (Class M-4 common shares) (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on November 10, 2016).
10.20	Form of Amended and Restated Restricted Share Unit Award Agreement (similar to Class M-4 common shares) (incorporated by reference to Exhibit 10.21 to the Form S-1 filed on November 10, 2016).
10.21	Form of Amended and Restated Restricted Share Award Agreement (Class M-4 Prime common shares) (incorporated by reference to Exhibit 10.22 to the Form S-1 filed on November 10, 2016).
10.22	Form of Amended and Restated Restricted Share Unit Award Agreement (similar to Class M-4 Prime common shares) (incorporated by reference to Exhibit 10.23 to the Form S-1 filed on November 10, 2016).
10.23.1	Form of Amended and Restated Class A Share Award Agreement (Class A common shares issued at $13.46 per share) (incorporated by reference to Exhibit 10.24.1 to the Form S-1 filed on November 10, 2016).
10.23.2
Form of Amendment Letter to the Amended and Restated Class A Share Award Agreement (Class A common shares issued at $13.46 per share) (incorporated by reference to Exhibit 10.24.2 to the Form S-1 filed on November 10, 2016).

Exhibit No.	Description
10.24.1	Form of Restricted Share Award Agreement (Class A common shares) (incorporated by reference to Exhibit 10.25.1 to the Form S-1 filed on November 10, 2016).
10.24.2	Form of Amendment Letter to the Restricted Share Award Agreement (Class A common shares) (incorporated by reference to Exhibit 10.25.2 to the Form S-1 filed on November 10, 2016).
10.25.1	Form of Class A Share Award Agreement (Class A common shares issued at fair market value) (incorporated by reference to Exhibit 10.26.1 to the Form S-1 filed on November 10, 2016).
10.25.2	Form of Amendment Letter to Class A Share Award Agreement (Class A common shares issued at fair market value) (incorporated by reference to Exhibit 10.26.2 to the Form S-1 filed on November 10, 2016).
10.26.1	Form of 2014 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Form S-1 filed on October 25, 2016).
10.26.2	Form of 2016 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement.
10.27.1
Form of 2014 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Form S-1 filed on October 25, 2016).

10.27.2	Form of 2016 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement.
10.28.1
Form of 2014 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Form S-1 filed on October 25, 2016).

10.28.2	Form of 2016 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement.
10.29	Form of Amended and Restated Restricted Share Award Agreement (2014 awards to certain non-employee directors) (incorporated by reference to Exhibit 10.30 to the Form S-1 filed on November 10, 2016).
10.30	Form of Restricted Share Award Agreement (2015 awards to certain non-employee directors) (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on November 10, 2016).
10.31	Form of 2016 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement.
10.32	Form of 2016 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement.
10.33	Form of Director Retention Letter.
10.34	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.33 to the Form S-1 filed on October 25, 2016).
10.35
Separation Agreement and General Release, dated as of May 20, 2015, between Athene Holding Ltd. and Brenda Cushing (incorporated by reference to Exhibit 10.34 to the Form S-1 filed on October 25, 2016).

10.36
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

10.38
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

10.39.3
Master Sub-Advisory Agreement Addendum Two, dated June 8, 2017, by and among AAM, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 9, 2017).

10.39.4
Second Amended and Restated Master Sub-Advisory Agreement, dated as of April 1, 2014, among Athene Asset Management L.P., Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC, Apollo Royalties Management, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.39.3 to the Form S-1 filed on October 25, 2016).

10.39.5
Master Sub-Advisory Agreement Addendum One, dated as of November 24, 2015, between Athene Asset Management L.P. and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.39.4 to the Form S-1 filed on October 25, 2016).

10.39.6
Master Sub-Advisory Agreement Addendum Two, dated June 8, 2017, by and among AAM, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC, Apollo Royalties Management, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 9, 2017).

10.39.7
Second Amended and Restated Master Sub-Advisory Agreement, dated as of January 1, 2015, among Athene Asset Management L.P., Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC and Apollo Longevity, LLC (incorporated by reference to Exhibit 10.39.5 to the Form S-1 filed on October 25, 2016).

Exhibit No.	Description
10.39.8
Master Sub-Advisory Agreement Addendum One, dated June 8, 2017, by and among AAM, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC and Apollo Longevity, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 9, 2017).

10.40
Separation Agreement and General Release, dated as of December 19, 2016, between Athene Holding Ltd. and Guy Smith III (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on March 16, 2017).

10.41
Cooperation Agreement, dated as of January 1, 2018, between AGER Bermuda Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 2, 2018).

12.1	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP regarding Athene Holding Ltd. financial statements.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: February 26, 2018	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	February 26, 2018
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Executive Vice President and Chief Financial Officer	February 26, 2018
Martin P. Klein	(Principal Financial Officer)

/s/ William J. Eckert, IV	Senior Vice President and Controller	February 26, 2018
William J. Eckert, IV	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 26, 2018
Marc Beilinson

/s/ Robert Borden	Director	February 26, 2018
Robert Borden

/s/ Brian Leach	Director	February 26, 2018
Brian Leach

/s/ Gernot Lohr	Director	February 26, 2018
Gernot Lohr

/s/ H. Carl McCall	Director	February 26, 2018
H. Carl McCall

/s/ Matthew R. Michelini	Director	February 26, 2018
Matthew R. Michelini

/s/ Dr. Manfred Puffer	Director	February 26, 2018
Dr. Manfred Puffer

Signatures	Title	Date

/s/ Marc Rowan	Director	February 26, 2018
Marc Rowan

/s/ Lawrence J. Ruisi	Director	February 26, 2018
Lawrence J. Ruisi

/s/ Hope Schefler Taitz	Director	February 26, 2018
Hope Schefler Taitz

/s/ Arthur Wrubel	Director	February 26, 2018
Arthur Wrubel