Form 10-Q
period 2018-03-31
Athene Holding Ltd
filed 2018-05-04
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of April 16, 2018:

	Class A common shares	164,709,405	Class M-2 common shares	851,103
	Class B common shares	25,483,250	Class M-3 common shares	1,006,110
	Class M-1 common shares	3,388,890	Class M-4 common shares	4,376,946

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

As used in this Form 10-Q, unless the context otherwise indicates, any reference to “Athene,” “our Company,” “the Company,” “us,” “we” and “our” refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to “AHL” refers to Athene Holding Ltd. only.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. There can be no assurance that actual developments will be those anticipated by us. In addition, even if our consolidated results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;

•	interest rate fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	changes in relationships with important parties in our product distribution network;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	foreign currency fluctuations;

•	the impact of changes to the creditworthiness of our reinsurance and derivative counterparties;

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

•	the termination by Athene Asset Management LLC (AAM) of its investment management agreements with us and limitations on our ability to terminate such arrangements;

•	AAM’s dependence on key executives and inability to attract qualified personnel;

•	increased regulation or scrutiny of alternative investment advisers and certain trading methods;

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

•
increases in our tax liability resulting from the Base Erosion and Anti-Abuse Tax (BEAT) or unnecessary, inefficient, ineffective or counterproductive efforts undertaken to mitigate the cost of the BEAT;

•
improper interpretation or application of Public Law no. 115-97, the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) or subsequent changes to, clarifications of or guidance under the Tax Act that is counter to our interpretation and has retroactive effect;

•	Athene Holding Ltd. (AHL) or its non-U.S. subsidiaries becoming subject to U.S. federal income taxation;

•	adverse changes in U.S. tax law;

•	our being subject to U.S. withholding tax under the Foreign Account Tax Compliance Act (FATCA);

•	our potential inability to pay dividends or distributions; and

•	other risks and factors listed under Part II—Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2017 Annual Report and elsewhere in this report and in our 2017 Annual Report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, LP
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management LLC
AGER	AGER Bermuda Holding Ltd., now known as Athora Holding Ltd. and formerly a consolidated subsidiary
AHL	Athene Holding Ltd.
ALIC	Athene Life Insurance Company
ALR	ALR Aircraft Investment Ireland Limited
ALRe	Athene Life Re Ltd.
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, LLC
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

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd., formerly known as AGER Bermuda Holding Ltd. and formerly a consolidated subsidiary
CoInvest Other	AAA Investments (Other), L.P.
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
DOL	United States Department of Labor
MidCap	MidCap FinCo Limited
NAIC	National Association of Insurance Commissioners
NCL LLC	NCL Athene, LLC
NYSDFS	New York State Department of Financial Services
Sprint	Apollo Asia Sprint Co-Investment Fund, L.P.
Voya	Voya Financial, Inc.
VIAC	Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the NAIC risk-based capital factors
AUM	Assets under management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
BEAT	Base Erosion and Anti-Abuse Tax
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
Capital ratio
Ratios calculated (1) with respect to our U.S. insurance subsidiaries, by reference to RBC, (2) with respect to ALRe, by reference to BSCR, and (3) with respect to our former German Group Companies, by reference to SCR

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

Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments
LIMRA	Life Insurance and Market Research Association

Term or Acronym	Definition
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period, presented on an annualized basis for interim periods
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

Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales
All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2018	December 31, 2017
Assets
Investments
Fixed maturity securities, at fair value
Available-for-sale securities (amortized cost: 2018 – $57,371 and 2017 – $58,506)	$58,575	$61,012
Trading securities	2,088	2,196
Equity securities, at fair value	160	790
Mortgage loans, net of allowances (portion at fair value: 2018 – $41 and 2017 – $41)	6,139	6,233
Investment funds (portion at fair value: 2018 – $131 and 2017 – $145)	647	699
Policy loans	510	530
Funds withheld at interest (portion at fair value: 2018 – $207 and 2017 – $312)	7,093	7,085
Derivative assets	2,031	2,551
Real estate (portion held for sale: 2018 – $0 and 2017 – $32)	—	624
Short-term investments, at fair value (cost: 2018 – $235 and 2017 – $201)	235	201
Other investments (portion at fair value: 2018 – $39 and 2017 – $0)	113	133
Total investments	77,591	82,054
Cash and cash equivalents	2,735	4,888
Restricted cash	87	105
Investments in related parties
Fixed maturity securities, at fair value
Available-for-sale securities (amortized cost: 2018 – $501 and 2017 – $399)	505	406
Trading securities	305	307
Investment funds (portion at fair value: 2018 – $153 and 2017 – $30)	1,499	1,310
Short-term investments, at fair value (cost: 2018 – $123 and 2017 – $52)	123	52
Other investments	238	238
Accrued investment income (related party: 2018 – $12 and 2017 – $10)	620	652
Reinsurance recoverable (portion at fair value: 2018 – $1,713 and 2017 – $1,824)	4,834	4,972
Deferred acquisition costs, deferred sales inducements and value of business acquired	3,142	2,930
Other assets	1,067	969
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading, at fair value – related party	47	48
Equity securities, at fair value – related party	177	240
Investment funds – related party (portion at fair value: 2018 – $554 and 2017 – $549)	582	571
Cash and cash equivalents	3	4
Other assets	2	1
Total assets	$93,557	$99,747
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)	March 31, 2018	December 31, 2017
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (portion at fair value: 2018 – $8,188 and 2017 – $8,929)	$67,551	$67,708
Future policy benefits (portion at fair value: 2018 – $2,305 and 2017 – $2,428)	13,059	17,507
Other policy claims and benefits	137	211
Dividends payable to policyholders	119	1,025
Long-term debt	992	—
Derivative liabilities	186	134
Payables for collateral on derivatives	1,145	2,323
Funds withheld liability (portion at fair value: 2018 – $11 and 2017 – $22)	395	407
Other liabilities (related party: 2018 – $89 and 2017 – $64)	1,277	1,222
Liabilities of consolidated variable interest entities	1	2
Total liabilities	84,862	90,539
Commitments and Contingencies (Note 12)
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2018 and 2017 – 425,000,000 shares; issued and outstanding: 2018 – 164,722,131 and 2017 – 142,386,704 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2018 and 2017 – 325,000,000 shares; issued and outstanding: 2018 – 25,483,250 and 2017 – 47,422,399 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,109,560 shares; issued and outstanding: 2018 – 3,388,890 and 2017 – 3,388,890 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 5,000,000 shares; issued and outstanding: 2018 – 851,103 and 2017 – 851,103 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,500,000 shares; issued and outstanding: 2018 – 1,006,110 and 2017 – 1,092,000 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,500,000 shares; issued and outstanding: 2018 – 4,398,646 and 2017 – 4,711,743 shares	—	—
Additional paid-in capital	3,485	3,472
Retained earnings	4,625	4,321
Accumulated other comprehensive income (related party: 2018 – $4 and 2017 – $48)	585	1,415
Total shareholders' equity	8,695	9,208
Total liabilities and equity	$93,557	$99,747
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In millions, except per share data)	2018	2017
Revenues
Premiums	$278	$52
Product charges	96	81
Net investment income (related party investment income: 2018 – $76 and 2017 – $56; and related party investment expense: 2018 – $83 and 2017 – $78)	855	786
Investment related gains (losses) (related party: 2018 – $17 and 2017 – $(11))	(236)	682
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(3)	—
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	—	(1)
Net other-than-temporary impairment losses	(3)	(1)
Other revenues	6	8
Revenues of consolidated variable interest entities
Net investment income (related party: 2018 – $10 and 2017 – $10)	10	10
Investment related gains (losses) (related party: 2018 – $5 and 2017 – $1)	5	1
Total revenues	1,011	1,619
Benefits and expenses
Interest sensitive contract benefits	19	692
Amortization of deferred sales inducements	20	18
Future policy and other policy benefits	401	214
Amortization of deferred acquisition costs and value of business acquired	89	104
Dividends to policyholders	13	32
Policy and other operating expenses (related party: 2018 – $2 and 2017 – $4)	142	153
Total benefits and expenses	684	1,213
Income before income taxes	327	406
Income tax expense	59	22
Net income	$268	$384

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4[1]	$1.36	$2.00
Diluted – Class A	1.36	1.92
Diluted – Class B	1.36	2.00
Diluted – Class M-1	1.36	2.00
Diluted – Class M-2	1.34	0.08
Diluted – Class M-3[1]	1.33	N/A
Diluted – Class M-4[1]	0.94	N/A

N/A – Not applicable
[1] Basic and diluted earnings per share for class M-3 and M-4 were not applicable for the period ended March 31, 2017. See Note 8 – Earnings Per Share for further discussion.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2018	2017
Net income	$268	$384
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(910)	419
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	—	1
Unrealized gains (losses) on hedging instruments	(56)	(5)
Pension adjustments	3	—
Foreign currency translation adjustments	(8)	2
Other comprehensive income (loss), before tax	(971)	417
Income tax expense (benefit) related to other comprehensive income	(183)	111
Other comprehensive income (loss)	(788)	306
Comprehensive income (loss)	$(520)	$690

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	$—	$3,421	$3,070	$367	$6,858	$1	$6,859
Net income	—	—	384	—	384	—	384
Other comprehensive income	—	—	—	306	306	—	306
Stock-based compensation	—	15	—	—	15	—	15
Retirement or repurchase of shares	—	—	(2)	—	(2)	—	(2)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2017	$—	$3,436	$3,452	$673	$7,561	$—	$7,561

Balance at December 31, 2017	$—	$3,472	$4,321	$1,415	$9,208	$—	$9,208
Adoption of accounting standards[1]	—	—	39	(42)	(3)	—	(3)
Net income	—	—	268	—	268	—	268
Other comprehensive loss	—	—	—	(788)	(788)	—	(788)
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	12	—	—	12	—	12
Retirement or repurchase of shares	—	—	(3)	—	(3)	—	(3)
Balance at March 31, 2018	$—	$3,485	$4,625	$585	$8,695	$—	$8,695

[1] See discussion of adoptions in Note 1 – Business, Basis of Presentation and Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2018	2017
Cash flows from operating activities
Net income	$268	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	89	104
Amortization of deferred sales inducements	20	18
Accretion of net investment premiums, discounts, and other	(45)	(54)
Stock-based compensation	7	13
Net investment income (related party: 2018 – $(43) and 2017 – $(27))	(29)	(30)
Net recognized (gains) losses on investments and derivatives (related party: 2018 – $(24) and 2017 – $10)	209	(547)
Policy acquisition costs deferred	(122)	(105)
Changes in operating assets and liabilities:
Accrued investment income	(27)	(21)
Interest sensitive contract liabilities	(201)	655
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable	333	(18)
Funds withheld assets and liabilities	(7)	(91)
Other assets and liabilities	84	121
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2018 – $(6) and 2017 – $(1))	(6)	(1)
Other operating activities, net	—	1
Net cash provided by operating activities	573	429
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities
Available-for-sale securities (related party: 2018 – $57 and 2017 – $7)	3,017	2,688
Trading securities (related party: 2018 – $1 and 2017 – $14)	31	42
Equity securities (related party: 2018 – $0 and 2017 – $22)	2	170
Mortgage loans	396	281
Investment funds (related party: 2018 – $52 and 2017 – $23)	83	52
Derivative instruments and other invested assets	551	360
Short-term investments	103	95
Purchases of:
Fixed maturity securities
Available-for-sale securities (related party: 2018 – $(158) and 2017 – $(25))	(5,914)	(4,274)
Trading securities	(25)	(17)
Equity securities	(9)	(211)
Mortgage loans	(463)	(265)
Investment funds (related party: 2018 – $(182) and 2017 – $(71))	(213)	(94)
Derivative instruments and other invested assets	(224)	(189)
Real estate	—	(7)
Short-term investments (related party: 2018 – $(72) and 2017 – $(20))	(209)	(93)
Consolidated variable interest entities related:
Sales, maturities, and repayments of investments (related party: 2018 – $59 and 2017 – $0)	59	—
Purchases of investments (related party: 2018 – $0 and 2017 – $(21))	—	(21)
Deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries	(296)	—
Cash settlement of derivatives	(2)	(8)
Other investing activities, net	229	363
Net cash used in investing activities	(2,884)	(1,128)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2018	2017
Cash flows from financing activities
Capital contributions	$1	$—
Proceeds from long-term debt	998	—
Deposits on investment-type policies and contracts	1,774	1,925
Withdrawals on investment-type policies and contracts	(1,474)	(1,399)
Payments for coinsurance agreements on investment-type contracts, net	(10)	(10)
Net change in cash collateral posted for derivative transactions	(1,178)	298
Repurchase of common stock	(3)	(2)
Other financing activities, net	31	5
Net cash provided by financing activities	139	817
Effect of exchange rate changes on cash and cash equivalents	—	4
Net (decrease) increase in cash and cash equivalents	(2,172)	122
Cash and cash equivalents at beginning of year[1]	4,997	2,516
Cash and cash equivalents at end of period[1]	$2,825	$2,638

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements	$108	$169
Withdrawals on investment-type policies and contracts through reinsurance agreements	91	182
Investments received from settlements on reinsurance agreements	—	24
Investment in Athora Holding Ltd. received upon deconsolidation	108	—

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated variable interest entities.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading retirement services company that issues, reinsures and acquires retirement savings products in all U.S. states and the District of Columbia.

We conduct business primarily through the following consolidated subsidiaries:

•
Our non-U.S. reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company; and

•	Athene USA Corporation, an Iowa corporation and its subsidiaries (Athene USA).

In addition, we consolidate certain variable interest entities (VIEs), for which we determined we are the primary beneficiary, as discussed in Note 4 – Variable Interest Entities.

Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the periods presented. All significant intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Deconsolidation – AGER Bermuda Holding Ltd. and its subsidiaries, now known as Athora Holding Ltd. (Athora), was our consolidated subsidiary for the year ended December 31, 2017. In April 2017, in connection with a private offering, Athora entered into subscription agreements with AHL, certain affiliates of Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo) and a number of other third-party investors pursuant to which Athora secured commitments from such parties to purchase new common shares in Athora (Athora Offering). In November 2017, the Athora board of directors approved resolutions authorizing the closing of the Athora Offering (Closing) to occur on January 1, 2018 and approving a capital call from all of the Athora investors, excluding us. In connection with the Closing and the issuance of shares in respect of the capital call, each of which occurred on January 1, 2018, our equity interest in Athora was exchanged for common shares of Athora. As a result, on January 1, 2018, we held 10% of the aggregate voting power of and less than 50% of the economic interest in Athora and, as such, it is thereafter held as a related party investment rather than a consolidated subsidiary. We did not recognize a material amount in the condensed consolidated statements of income upon deconsolidation in 2018.

Adopted Accounting Pronouncements

Revenue Recognition (ASU 2017-13, ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10, ASU 2016-08, ASU 2015-14 and ASU 2014-09)
These updates are based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These updates replace all general and most industry-specific revenue recognition guidance, excluding insurance contracts, leases, financial instruments and guarantees, which have been scoped out of these updates. Since the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards, only a portion of our revenues are impacted by this guidance. We adopted these updates on a modified retrospective basis effective January 1, 2018. The adoptions did not have a material effect on our consolidated financial statements.

Derivatives and Hedging – Targeted Improvements (ASU 2017-12)
The amendments in this update contain improvements to the financial reporting of hedging relationships that more closely reflect the economic results of an entity’s risk management activities in its financial statements. Additionally, the amendments in this update make certain targeted improvements to simplify the application of hedge accounting. We early adopted this update effective January 1, 2018, and the adoption did not have a material effect on our consolidated financial statements.

Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05)
The amendments in this update clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. We adopted this update on a modified retrospective basis effective January 1, 2018. The adoption did not have a material effect on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Statement of Cash Flows – Restricted Cash (ASU 2016-18)
This update requires amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. We adopted this update effective January 1, 2018, and have changed the presentation on the consolidated statements of cash flows as required by this update.

Income Taxes – Intra-Entity Transfers (ASU 2016-16)
This update requires the immediate recognition of current and deferred income tax effects of intra-entity transfers of assets, other than inventory. Prior to adoption, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. We adopted this update effective January 1, 2018. Upon adoption, we recognized a cumulative-effect decrease to beginning retained earnings of $3 million.

Statement of Cash Flows (ASU 2016-15)
This update provides specific guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The update also clarifies the application of the predominance principle when cash receipts and cash payments have aspects of more than one class of cash flows. We adopted this update effective January 1, 2018, and the adoption did not have a material effect on our consolidated financial statements.

Financial Instruments – Recognition and Measurement (ASU 2016-01)
This update changes the accounting for certain equity investments, the presentation of changes in the fair value of liabilities measured under the fair value option due to instrument-specific credit risk, and certain disclosures. For liabilities measured under the fair value option, changes in fair value attributable to instrument-specific credit risk will no longer affect net income, but will be recognized separately in other comprehensive income (OCI). Additionally, this update requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. Prior to the effective date of this update, changes in fair value related to available-for-sale (AFS) equity securities were recognized in OCI. We adopted this update effective January 1, 2018. Upon adoption, we recognized a cumulative-effect increase to beginning retained earnings of $42 million and a corresponding decrease to accumulated other comprehensive income (AOCI). Additionally, we combined the presentation of AFS and trading equity securities on the consolidated balance sheets for all periods presented.

Recently Issued Accounting Pronouncements

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

Financial Instruments – Credit Losses (ASU 2016-13)
This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. AFS fixed maturity securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2020. Early adoption is permitted effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

Available-for-sale Securities—The following table represents the amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairments (OTTI) in AOCI of our AFS investments by asset type. Our AFS investment portfolio includes direct investments in affiliates of Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo) where Apollo can exercise significant influence over the affiliates. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

	March 31, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Available-for-sale securities
U.S. government and agencies	$25	$—	$—	$25	$—
U.S. state, municipal and political subdivisions	995	140	(3)	1,132	—
Foreign governments	137	2	(3)	136	—
Corporate	35,489	875	(497)	35,867	1
CLO	5,617	36	(11)	5,642	—
ABS	4,595	44	(32)	4,607	1
CMBS	1,981	32	(34)	1,979	1
RMBS	8,532	666	(11)	9,187	10
Total AFS securities	57,371	1,795	(591)	58,575	13
Available-for-sale securities – related party
CLO	456	4	—	460	—
ABS	45	—	—	45	—
Total AFS securities – related party	501	4	—	505	—
Total AFS securities, including related party	$57,872	$1,799	$(591)	$59,080	$13

	December 31, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	$—
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	—
Foreign governments	2,575	116	(8)	2,683	—
Corporate	35,173	1,658	(171)	36,660	—
CLO	5,039	53	(8)	5,084	—
ABS	3,945	53	(27)	3,971	1
CMBS	1,994	48	(21)	2,021	1
RMBS	8,721	652	(7)	9,366	11
Total fixed maturity securities	58,506	2,752	(246)	61,012	13
Equity securities[1]	271	7	(1)	277	—
Total AFS securities	58,777	2,759	(247)	61,289	13
Available-for-sale securities – related party
CLO	353	7	—	360	—
ABS	46	—	—	46	—
Total AFS securities – related party	399	7	—	406	—
Total AFS securities, including related party	$59,176	$2,766	$(247)	$61,695	$13

[1] Included in equity securities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	March 31, 2018
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$1,041	$1,042
Due after one year through five years	8,291	8,337
Due after five years through ten years	10,732	10,721
Due after ten years	16,582	17,060
CLO, ABS, CMBS and RMBS	20,725	21,415
Total AFS fixed maturity securities	57,371	58,575
Fixed maturity securities – related party, CLO and ABS	501	505
Total AFS fixed maturity securities, including related party	$57,872	$59,080

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	March 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
U.S. government and agencies	$23	$—	$—	$—	$23	$—
U.S. state, municipal and political subdivisions	70	(1)	46	(2)	116	(3)
Foreign governments	55	(2)	20	(1)	75	(3)
Corporate	13,298	(296)	2,630	(201)	15,928	(497)
CLO	1,508	(6)	291	(5)	1,799	(11)
ABS	1,166	(13)	541	(19)	1,707	(32)
CMBS	825	(19)	168	(15)	993	(34)
RMBS	561	(8)	138	(3)	699	(11)
Total AFS securities	17,506	(345)	3,834	(246)	21,340	(591)
Available-for-sale securities – related party
CLO	10	—	—	—	10	—
ABS	41	—	—	—	41	—
Total AFS securities – related party	51	—	—	—	51	—
Total AFS securities, including related party	$17,557	$(345)	$3,834	$(246)	$21,391	$(591)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$34	$(1)	$9	$(1)	$43	$(2)
U.S. state, municipal and political subdivisions	50	(1)	39	(1)	89	(2)
Foreign governments	435	(6)	76	(2)	511	(8)
Corporate	3,992	(49)	2,457	(122)	6,449	(171)
CLO	414	(2)	340	(6)	754	(8)
ABS	515	(5)	549	(22)	1,064	(27)
CMBS	460	(8)	179	(13)	639	(21)
RMBS	506	(3)	210	(4)	716	(7)
Total fixed maturity securities	6,406	(75)	3,859	(171)	10,265	(246)
Equity securities[1]	134	(1)	—	—	134	(1)
Total AFS securities	6,540	(76)	3,859	(171)	10,399	(247)
Available-for-sale securities – related party
CLO	29	—	—	—	29	—
ABS	42	—	—	—	42	—
Total AFS securities – related party	71	—	—	—	71	—
Total AFS securities, including related party	$6,611	$(76)	$3,859	$(171)	$10,470	$(247)

[1] Included in equity securities on the condensed consolidated balance sheets.

As of March 31, 2018, we held 2,662 AFS securities that were in an unrealized loss position. Of this total, 467 were in an unrealized loss position 12 months or more. As of March 31, 2018, we held three related party AFS securities that were in an unrealized loss position. Of this total, none were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the three months ended March 31, 2018, we incurred $3 million of net OTTI, of which $2 million related to intent-to-sell impairments. These securities were impaired to fair value as of the impairment date. The remaining net OTTI of $1 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Three months ended March 31,
(In millions)	2018	2017
Beginning balance	7	$16
Initial impairments – credit loss OTTI recognized on securities not previously impaired	1	—
Additional impairments – credit loss OTTI recognized on securities previously impaired	—	—
Reduction in impairments from securities sold, matured or repaid	(1)	—
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in AOCI	—	—
Ending balance	$7	$16

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2018	2017
Fixed maturity securities
AFS securities	$668	$620
Trading securities	44	50
Equity securities	2	3
Mortgage loans	91	85
Investment funds	65	55
Funds withheld at interest	46	36
Other	23	17
Investment revenue	939	866
Investment expenses	(84)	(80)
Net investment income	$855	$786

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2018	2017
AFS securities
Gross realized gains on investment activity	$21	$28
Gross realized losses on investment activity	(6)	(8)
Net realized investment gains on AFS securities	15	20
Net realized investment losses on trading securities	(89)	(14)
Net realized investment gains on equity securities	1	18
Derivative gains (losses)	(184)	654
Other gains	21	4
Investment related gains (losses)	$(236)	$682

Proceeds from sales of AFS securities were $1,637 million and $1,531 million for the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the change in unrealized gains and losses on trading and equity securities, including related party, we still held as of the respective period end:

	Three months ended March 31,
(In millions)	2018	2017
Trading securities	$(69)	$11
Trading securities – related party	(2)	(12)
Equity securities	—	15

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
(In millions)	Fixed maturity securities		Mortgage loans
Contractually required payments receivable	$9,009	$9,690	$1,131	$1,140
Less: Cash flows expected to be collected[1]	(7,996)	(8,188)	(1,098)	(1,090)
Non-accretable difference	$1,013	$1,502	$33	$50

Cash flows expected to be collected[1]	$7,996	$8,188	$1,098	$1,090
Less: Amortized cost	(6,084)	(6,168)	(807)	(817)
Accretable difference	$1,912	$2,020	$291	$273

Fair value	$6,622	$6,703	$877	$844
Outstanding balance	7,468	8,026	935	946

[1] Represents the undiscounted principal and interest cash flows expected.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	March 31, 2018
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required payments receivable	$215	$—
Cash flows expected to be collected	197	—
Fair value	166	—

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended March 31, 2018
(In millions)	Fixed maturity securities	Mortgage loans
Beginning balance at January 1	$2,020	$273
Purchases of PCI investments, net of sales	16	(2)
Accretion	(100)	(10)
Net reclassification from (to) non-accretable difference	(24)	30
Ending balance at March 31	$1,912	$291

Mortgage Loans—Mortgage loans, net of allowances, consists of the following:

(In millions)	March 31, 2018	December 31, 2017
Commercial mortgage loans	$5,109	$5,223
Commercial mortgage loans under development	24	24
Total commercial mortgage loans	5,133	5,247
Residential mortgage loans	1,006	986
Mortgage loans, net of allowances	$6,139	$6,233

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	March 31, 2018		December 31, 2017
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$1,389	27.1%	$1,187	22.6%
Retail	1,167	22.7%	1,223	23.3%
Hotels	935	18.2%	928	17.7%
Industrial	789	15.4%	944	18.0%
Apartment	441	8.6%	525	10.0%
Other commercial	412	8.0%	440	8.4%
Total commercial mortgage loans	$5,133	100.0%	$5,247	100.0%

U.S. Region
East North Central	$654	12.8%	$643	12.3%
East South Central	128	2.5%	144	2.7%
Middle Atlantic	825	16.1%	909	17.3%
Mountain	488	9.5%	492	9.4%
New England	186	3.6%	162	3.1%
Pacific	1,119	21.8%	991	18.9%
South Atlantic	900	17.5%	873	16.6%
West North Central	223	4.3%	233	4.4%
West South Central	610	11.9%	655	12.5%
Total U.S. Region	5,133	100.0%	5,102	97.2%
International Region	—	—%	145	2.8%
Total commercial mortgage loans	$5,133	100.0%	$5,247	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties located in the U.S. As of March 31, 2018, California, Florida and New York represented 35.9%, 14.9% and 5.8%, respectively, of the portfolio, and the remaining 43.4% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2017, California, Florida and New York represented 34.3%, 15.6% and 6.0%, respectively, of the portfolio, and the remaining 44.1% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $1 million as of March 31, 2018 and $2 million as of December 31, 2017. We did not record any material activity in the valuation allowance during the three months ended March 31, 2018 or 2017.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of March 31, 2018 and December 31, 2017, $37 million and $28 million, respectively, of our residential mortgage loans were non-performing.

Commercial mortgage loans – As of March 31, 2018 and December 31, 2017, all of our commercial mortgage loans were less than 30 days past due.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	March 31, 2018	December 31, 2017
Less than 50%	$1,769	$1,841
50% to 60%	1,312	1,390
61% to 70%	1,721	1,691
71% to 100%	307	301
Commercial mortgage loans	$5,109	$5,223

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

(In millions)	March 31, 2018	December 31, 2017
Greater than 1.20x	$4,667	$4,742
1.00x – 1.20x	298	297
Less than 1.00x	144	184
Commercial mortgage loans	$5,109	$5,223

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
The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	1,324	$2	$155	928	$1	$99
Interest rate swaps	302	—	—	302	—	—
Total derivatives designated as hedges		2	155		1	99
Derivatives not designated as hedges
Equity options	31,868	2,019	13	31,460	2,500	19
Futures	5	5	—	1,134	7	—
Total return swaps	56	—	4	114	5	—
Foreign currency swaps	39	2	4	41	21	3
Interest rate swaps	550	—	1	385	—	2
Credit default swaps	10	—	5	10	—	5
Foreign currency forwards	637	3	4	1,139	17	6
Embedded derivatives
Funds withheld	—	207	11	—	312	22
Interest sensitive contract liabilities	—	—	7,254	—	—	7,436
Total derivatives not designated as hedges		2,236	7,296		2,862	7,493
Total derivatives		$2,238	$7,451		$2,863	$7,592

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2045. During the three months ended March 31, 2018 and 2017, we had foreign currency swap losses of $56 million and $5 million, respectively, recorded in AOCI. There were no amounts reclassified to income during the three months ended March 31, 2018 and 2017, and as of March 31, 2018, no amounts are expected to be reclassified to income within the next 12 months.

Interest rate swaps – We use interest rate swaps to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. Certain of these swaps entered into during the fourth quarter of 2016 are designated as fair value hedges. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals. As of March 31, 2018 and December 31, 2017, the carrying amount of the hedged interest sensitive contract liabilities was $279 million and $293 million, respectively, and the cumulative amount of fair value hedging adjustment included in the hedged interest sensitive contract liabilities included gains of $17 million and $12 million, respectively. The gains and losses on derivatives and the related hedged items in fair value hedge relationships are recorded in interest sensitive contract benefits on the condensed consolidated statements of income. The derivatives had losses of $7 million and $1 million during the three months ended March 31, 2018 and 2017, respectively, and the related hedged items had gains of $5 million and $1 million during the three months ended March 31, 2018 and 2017, respectively.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2018	2017
Equity options	$(142)	$528
Futures	(5)	(10)
Swaps	2	5
Foreign currency forwards	(7)	1
Embedded derivatives on funds withheld	(32)	130
Amounts recognized in investment related gains (losses)	(184)	654
Embedded derivatives in indexed annuity products[1]	238	(431)
Total gains on derivatives not designated as hedges	$54	$223

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2018
Derivative assets	$2,031	$(87)	$(1,145)	$799	$(769)	$30
Derivative liabilities	(186)	87	98	(1)	—	(1)

December 31, 2017
Derivative assets	$2,551	$(59)	$(2,323)	$169	$(221)	$(52)
Derivative liabilities	(134)	59	63	(12)	—	(12)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Variable Interest Entities

Our investment funds typically meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Consolidated VIEs—We consolidate AAA Investments (Co-Invest VI), L.P. (CoInvest VI), AAA Investments (Co-Invest VII), L.P. (CoInvest VII), AAA Investments (Other), L.P. (CoInvest Other), NCL Athene, LLC (NCL LLC), Apollo Asia Sprint Co-Investment Fund, L.P. (Sprint) and ALR Aircraft Investment Ireland Limited (ALR), which are investment funds. We are the only limited partner or Class A member in these investment funds and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, or a related entity, which are related parties. We do not have any voting rights as limited partner and, as the limited partner or Class A member, do not solely satisfy the power criteria to direct the activities that significantly impact the economics of the VIE. However, the criteria for the primary beneficiary are satisfied by our related party group and, because substantially all of the activities are conducted on our behalf, we consolidate the investment funds.

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

CoInvest VI, CoInvest VII and CoInvest Other were formed to make investments, including co-investments alongside private equity funds sponsored by Apollo. We received our interests in CoInvest VI, CoInvest VII and CoInvest Other as part of a contribution agreement in 2012 with AAA Guarantor – Athene, L.P. (AAA Investor) and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions.

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of March 31, 2018 and December 31, 2017, we had $14 million due to MidCap under the subordinated participation agreement which is reflected as a secured borrowing in other liabilities on the condensed consolidated balance sheets. In addition, we have advanced amounts under a subordinated debt facility to MidCap and, as of March 31, 2018 and December 31, 2017, the principal balance due was $245 million, and this is included in other related party investments on the condensed consolidated balance sheets.

NCL LLC was formed to hold the investment in Norwegian Cruise Line Holdings Ltd. (NCLH) shares, which were previously held by CoInvest VI. NCL LLC is subject to the same management fees, selling restrictions with respect to shares of NCLH, and carried interest calculation as CoInvest VI. NCL LLC classifies its NCLH shares as equity securities. We are the primary beneficiary and consolidate NCL LLC, as substantially all of its activities are conducted on our behalf.

We have a 100% limited partnership interest in Sprint, an entity formed to make a co-investment alongside private equity funds sponsored by Apollo. The underlying investment is a structured credit facility on a nearly complete skyscraper in Southeast Asia. We are the primary beneficiary and consolidate Sprint, as substantially all of its activities are conducted on our behalf.

During the first quarter of 2018, we invested in profit participating notes of ALR. ALR was formed to invest in a joint venture that provides airplane lease financing to a major commercial airline. We are the only investor in the profit participating notes and, as substantially all of the activities of ALR are conducted on our behalf, we are the primary beneficiary and consolidate ALR.

Trading securities – related party – Trading securities represents investments in fixed maturity securities with changes in fair value recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. The change in unrealized gains and losses on trading securities we still held as of the respective period end resulted in no unrealized gains or losses during the three months ended March 31, 2018 and 2017. Trading securities held by CoInvest VI and CoInvest VII are related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

Equity securities – related party – Changes in fair value of equity securities are recognized in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. Prior period unrealized changes in fair value of equity securities designated as AFS were recognized in OCI. The change in unrealized gains and losses on equity securities we still held as of the respective period end resulted in unrealized losses of $25 million and $4 million for the three months ended March 31, 2018 and 2017, respectively. Equity securities held by CoInvest VI, CoInvest VII, CoInvest Other and NCL LLC are related party investments because Apollo affiliates exercise significant influence over the operations of these investees.

Investment funds – related party – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs; however, our consolidated VIEs are not considered the primary beneficiary of these investment funds. Changes in fair value for certain of these investment funds are included in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. Investment funds held by CoInvest VII, CoInvest Other and Sprint are related party investments as they are sponsored or managed by Apollo affiliates.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value—See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	March 31, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading	$47	$—	$—	$—	$47
Equity securities	177	—	149	—	28
Investment funds	554	534	—	—	20
Cash and cash equivalents	3	—	3	—	—
Total assets of consolidated VIEs measured at fair value	$781	$534	$152	$—	$95

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading	$48	$—	$—	$—	$48
Equity securities	240	—	212	—	28
Investment funds	549	528	—	—	21
Cash and cash equivalents	4	—	4	—	—
Total assets of consolidated VIEs measured at fair value	$841	$528	$216	$—	$97

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

Fair Value Valuation Methods – See Note 5 – Fair Value for the valuation methods used to determine the fair value of trading securities, equity securities, investment funds and cash and cash equivalents.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2018
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Fixed maturity securities
Trading securities	$48	$—	$—	$(1)	$—	$47	$—
Equity securities	28	—	—	—	—	28	—
Investment funds	21	1	—	(2)	—	20	1
Total Level 3 assets of consolidated VIEs	$97	$1	$—	$(3)	$—	$95	$1

[1] Related to instruments held at end of period.

	Three months ended March 31, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Fixed maturity securities
Trading securities	$50	$—	$—	$—	$—	$50	$—
Equity securities	43	(11)	—	—	—	32	(11)
Investment funds	38	—	—	—	—	38	—
Total Level 3 assets of consolidated VIEs	$131	$(11)	$—	$—	$—	$120	$(11)

[1] Related to instruments held at end of period.

There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2018 and 2017.

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

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Three months ended March 31,
(In millions)	2018	2017
Equity securities	$(9)	$(4)
Investment funds	6	5
Total gains (losses)	$(3)	$1

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $28 million and $22 million of investment funds accounted for under the equity method and not carried at fair value as of March 31, 2018 and December 31, 2017, respectively; however, the carrying amount approximates fair value.

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

Our risk of loss associated with our non-consolidated investments is limited and depends on the investment, including any unfunded commitments, as follows: (1) investment funds accounted for under the equity method are limited to our capital contributions, net of return of capital; (2) investment funds under the fair value option are limited to the fair value; (3) AFS securities and other investments are limited to amortized cost; and (4) trading securities are limited to carrying value.

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2018		December 31, 2017
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$647	$1,104	$699	$1,036
Investment in related parties – investment funds	1,499	2,665	1,310	2,598
Assets of consolidated variable interest entities – investment funds	582	606	571	594
Investment in fixed maturity securities	21,971	21,281	21,022	20,278
Investment in related parties – fixed maturity securities	810	806	713	792
Total non-consolidated investments	$25,509	$26,462	$24,315	$25,298

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	March 31, 2018					December 31, 2017
(In millions, except for percentages and years)	Carrying value	Percent of total	Remaining life in years			Carrying value	Percent of total	Remaining life in years
Investment funds
Private equity	$240	37.1%	0	–	6	$271	38.8%	0	–	7
Real estate and other real assets	174	26.9%	1	–	7	161	23.0%	1	–	7
Natural resources	4	0.6%	1	–	1	4	0.6%	1	–	1
Hedge funds	56	8.7%	0	–	2	61	8.7%	0	–	3
Credit funds	173	26.7%	0	–	4	202	28.9%	0	–	5
Total investment funds	647	100.0%				699	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	418	27.9%	5	–	5	403	30.8%	5	–	5
Private equity – other	283	18.9%	0	–	6	180	13.7%	0	–	10
Real estate and other real assets	322	21.5%	0	–	6	297	22.7%	0	–	7
Natural resources	98	6.5%	4	–	5	74	5.6%	4	–	6
Hedge funds	99	6.6%	11	–	11	93	7.1%	9	–	9
Credit funds	279	18.6%	1	–	4	263	20.1%	2	–	4
Total investment funds – related parties	1,499	100.0%				1,310	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	534	91.8%	N/A			528	92.5%	N/A
Credit funds	20	3.4%	0	–	3	21	3.7%	0	–	3
Real estate and other real assets	28	4.8%	1	–	2	22	3.8%	2	–	3
Total investment funds owned by consolidated VIEs	582	100.0%				571	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$2,728					$2,580

1 A-A Mortgage Opportunities, LP (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights. Our total investment in A-A Mortgage, including amounts loaned to Aris Mortgage Holding Company LLC (Aris Holdco), a 100% equity investment of A-A Mortgage, was $541 million and $455 million as of March 31, 2018 and December 31, 2017, respectively.

[2] Our total investment in MidCap, including amounts advanced under credit facilities, totaled $772 million and $766 million as of March 31, 2018 and December 31, 2017, respectively.

Summarized Ownership of Investment Funds—The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	March 31, 2018	December 31, 2017
Ownership Percentage
100%	$15	$35
50% – 99%	579	520
3% – 49%	1,296	1,301
Equity method investment funds	$1,890	$1,856

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	March 31, 2018	December 31, 2017
Ownership Percentage
3% – 49%	$690	$590
Less than 3%	148	134
Fair value option investment funds	$838	$724

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
AFS securities
U.S. government and agencies	$25	$—	$23	$2	$—
U.S. state, municipal and political subdivisions	1,132	—	—	1,132	—
Foreign governments	136	—	—	136	—
Corporate	35,867	—	—	35,186	681
CLO	5,642	—	—	5,475	167
ABS	4,607	—	—	3,313	1,294
CMBS	1,979	—	—	1,916	63
RMBS	9,187	—	—	9,149	38
Total AFS securities	58,575	—	23	56,309	2,243
Trading securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	130	—	—	113	17
Corporate	1,399	—	—	1,399	—
CLO	27	—	—	26	1
ABS	94	—	—	94	—
CMBS	50	—	—	50	—
RMBS	385	—	—	64	321
Total trading securities	2,088	—	3	1,746	339
Equity securities	160	—	11	149	—
Mortgage loans	41	—	—	—	41
Investment funds	131	106	—	—	25
Funds withheld at interest – embedded derivative	207	—	—	—	207
Derivative assets	2,031	—	5	2,026	—
Short-term investments	235	—	48	187	—
Other investments	39	—	—	39	—
Cash and cash equivalents	2,735	—	2,735	—	—
Restricted cash	87	—	87	—	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	460	—	—	398	62
ABS	45	—	—	45	—
Total AFS securities – related party	505	—	—	443	62
Trading securities
CLO	134	—	—	43	91
ABS	171	—	—	—	171
Total trading securities – related party	305	—	—	43	262
Investment funds	153	42	—	—	111
Short-term investments	123	—	—	123	—
Reinsurance recoverable	1,713	—	—	—	1,713
Total assets measured at fair value	$69,128	$148	$2,912	$61,065	$5,003
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$7,254	$—	$—	$—	$7,254
Universal life benefits	934	—	—	—	934
Future policy benefits
AmerUs Closed Block	1,541	—	—	—	1,541
ILICO Closed Block and life benefits	764	—	—	—	764
Derivative liabilities	186	—	—	181	5
Funds withheld liability – embedded derivative	11	—	—	11	—
Total liabilities measured at fair value	$10,690	$—	$—	$192	$10,498

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
AFS securities
U.S. government and agencies	$62	$—	$26	$36	$—
U.S. state, municipal and political subdivisions	1,165	—	—	1,165	—
Foreign governments	2,683	—	—	2,683	—
Corporate	36,660	—	—	36,082	578
CLO	5,084	—	—	5,020	64
ABS	3,971	—	—	2,510	1,461
CMBS	2,021	—	—	1,884	137
RMBS	9,366	—	—	9,065	301
Total AFS securities	61,012	—	26	58,445	2,541
Trading securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	138	—	—	121	17
Corporate	1,475	—	—	1,475	—
CLO	27	—	—	10	17
ABS	94	—	—	17	77
CMBS	51	—	—	51	—
RMBS	408	—	—	66	342
Total trading securities	2,196	—	3	1,740	453
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Equity securities	790	—	18	764	8
Mortgage loans	41	—	—	—	41
Investment funds	145	104	—	—	41
Funds withheld at interest – embedded derivative	312	—	—	—	312
Derivative assets	2,551	—	7	2,544	—
Short-term investments	201	—	40	161	—
Cash and cash equivalents	4,888	—	4,888	—	—
Restricted cash	105	—	105	—	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	360	—	—	360	—
ABS	46	—	—	46	—
Total AFS securities – related party	406	—	—	406	—
Trading securities
CLO	132	—	—	27	105
ABS	175	—	—	175	—
Total trading securities – related party	307	—	—	202	105
Investment funds	30	30	—	—	—
Short-term investments	52	—	—	52	—
Reinsurance recoverable	1,824	—	—	—	1,824
Total assets measured at fair value	$74,860	$134	$5,087	$64,314	$5,325
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$7,436	$—	$—	$—	$7,436
Universal life benefits	1,005	—	—	—	1,005
Unit-linked contracts	488	—	—	488	—
Future policy benefits
AmerUs Closed Block	1,625	—	—	—	1,625
ILICO Closed Block and life benefits	803	—	—	—	803
Derivative liabilities	134	—	—	129	5
Funds withheld liability – embedded derivative	22	—	—	22	—
Total liabilities measured at fair value	$11,513	$—	$—	$639	$10,874

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

See Note 4 – Variable Interest Entities for fair value disclosures associated with consolidated VIEs.

Fair Value Valuation Methods—We used the following valuation methods and assumptions to estimate fair value:

Fixed maturity – AFS and trading securities – We obtain the fair value for most marketable securities without an active market from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes U.S. and non-U.S. corporate bonds, U.S. agency and government guaranteed securities, CLO, ABS, CMBS and RMBS.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

AmerUs Closed Block – We elected the fair value option for the future policy benefits liability in the AmerUs Closed Block. Our valuation technique is to set the fair value of policyholder liabilities equal to the fair value of assets. There is an additional component which captures the fair value of the open block’s obligations to the closed block business. This component is the present value of the projected release of required capital and future earnings before income taxes on required capital supporting the AmerUs Closed Block, discounted at a rate which represents a market participant’s required rate of return, less the initial required capital. Unobservable inputs include estimates for these items. The AmerUs Closed Block policyholder liabilities and any corresponding reinsurance recoverable are classified as Level 3.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Three months ended March 31,
(In millions)	2018	2017
Trading securities	$(89)	$(14)
Equity securities	—	16
Investment funds, including related party investment funds	(4)	7
Future policy benefits	84	4
Total gains (losses)	$(9)	$13

Gains and losses on trading and equity securities are recorded in investment related gains (losses) on the condensed consolidated statements of income. Prior period unrealized gains and losses on equity securities designated as AFS were recorded in OCI. For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the condensed consolidated statements of income. Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the condensed consolidated statements of income. We record the change in fair value of future policy benefits to future policy and other policy benefits on the condensed consolidated statements of income.

The following summarizes information for fair value option mortgage loans:

(In millions)	March 31, 2018	December 31, 2017
Unpaid principal balance	$40	$40
Mark to fair value	1	1
Fair value	$41	$41

There were no fair value option mortgage loans 90 days or more past due as of March 31, 2018 and December 31, 2017.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2018
		Total realized and unrealized gains (losses)				Transfers
(In millions)	Beginning Balance	Included in income		Included in OCI	Purchases, issuances, sales and settlements, net	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
Corporate	$578	$4		$(4)	$58	$53	$(8)	$681	$—
CLO	64	—		2	131	—	(30)	167	—
ABS	1,461	2		(7)	(104)	—	(58)	1,294	—
CMBS	137	—		(1)	—	—	(73)	63	—
RMBS	301	1		(5)	23	7	(289)	38	—
Trading securities
U.S. state, municipal and political subdivisions	17	—		—	—	—	—	17	—
CLO	17	—		—	1	—	(17)	1	—
ABS	77	—		—	—	—	(77)	—	(3)
RMBS	342	(21)		—	—	—	—	321	—
Equity securities	8	—		—	(8)	—	—	—	—
Mortgage loans	41	—		—	—	—	—	41	—
Investment funds	41	(9)	—	—	(7)	—	—	25	—
Funds withheld at interest – embedded derivative	312	(105)		—	—	—	—	207	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	—	—		—	62	—	—	62	—
Trading securities
CLO	105	1		—	(1)	18	(32)	91	(1)
ABS	—	—		—	—	171	—	171	—
Investment funds	—	3		—	108	—	—	111	3
Reinsurance recoverable	1,824	(111)		—	—	—	—	1,713	—
Total Level 3 assets	$5,325	$(235)		$(15)	$263	$249	$(584)	$5,003	$(1)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,436)	$238		$—	$(56)	$—	$—	$(7,254)	$—
Universal life benefits	(1,005)	71		—	—	—	—	(934)	—
Future policy benefits
AmerUs Closed Block	(1,625)	84		—	—	—	—	(1,541)	—
ILICO Closed Block and life benefits	(803)	39		—	—	—	—	(764)	—
Derivative liabilities	(5)	—		—	—	—	—	(5)	—
Total Level 3 liabilities	$(10,874)	$432		$—	$(56)	$—	$—	$(10,498)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Purchases, issuances, sales and settlements, net	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
U.S. state, municipal and political subdivisions	$5	$16	$(1)	$(20)	$—	$—	$—	$—
Foreign governments	14	—	—	(1)	—	—	13	—
Corporate	370	1	6	92	21	—	490	—
CLO	158	—	4	3	29	(94)	100	—
ABS	1,160	4	14	75	—	(31)	1,222	—
CMBS	152	39	—	—	—	(44)	147	—
RMBS	17	—	1	—	50	(8)	60	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(1)	—	(15)	—	—	27	1
RMBS	96	(5)	—	2	—	(11)	82	(1)
Equity securities	5	—	—	—	—	—	5	—
Mortgage loans	44	—	—	—	—	—	44	—
Funds withheld at interest – embedded derivative	140	72	—	—	—	—	212	—
Investments in related parties
Fixed maturity securities
AFS securities
ABS	56	—	1	(2)	—	(55)	—	—
Trading securities
CLO	195	(12)	—	(14)	—	(38)	131	(12)
Short-term investments	—	—	—	20	—	—	20	—
Reinsurance recoverable	1,692	46	—	—	—	—	1,738	—
Total Level 3 assets	$4,164	$160	$25	$140	$100	$(281)	$4,308	$(12)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(431)	$—	$(79)	$—	$—	$(5,793)	$—
Universal life benefits	(883)	(27)	—	—	—	—	(910)	—
Future policy benefits
AmerUs Closed Block	(1,606)	4	—	—	—	—	(1,602)	—
ILICO Closed Block and life benefits	(794)	(19)	—	—	—	—	(813)	—
Derivative liabilities	(7)	—	—	—	—	—	(7)	—
Total Level 3 liabilities	$(8,573)	$(473)	$—	$(79)	$—	$—	$(9,125)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended March 31, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
Fixed maturity securities
AFS securities
Corporate	$68	$—	$(5)	$(5)	$58
CLO	131	—	—	—	131
ABS	40	—	(20)	(124)	(104)
RMBS	31	—	—	(8)	23
Trading securities
CLO	13	—	—	(12)	1
Equity securities	—	—	(8)	—	(8)
Investment funds	—	—	—	(7)	(7)
Investments in related parties
Fixed maturity securities
AFS securities
CLO	62	—	—	—	62
Trading securities
CLO	—	—	(1)	—	(1)
Investment funds	108	—	—	—	108
Total Level 3 assets	$453	$—	$(34)	$(156)	$263

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(126)	$—	$70	$(56)
Total Level 3 liabilities	$—	$(126)	$—	$70	$(56)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Purchases, issuances, sales and settlements, net
Assets
Fixed maturity securities
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$(20)	$(20)
Foreign governments	—	—	—	(1)	(1)
Corporate	94	—	—	(2)	92
CLO	13	—	(2)	(8)	3
ABS	103	—	—	(28)	75
Trading securities
CLO	—	—	(15)	—	(15)
RMBS	2	—	—	—	2
Investments in related parties
Fixed maturity securities
AFS securities, ABS	5	—	—	(7)	(2)
Trading securities, CLO	—	—	(14)	—	(14)
Short-term investments	20	—	—	—	20
Total Level 3 assets	$237	$—	$(31)	$(66)	$140

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(110)	$—	$31	$(79)
Total Level 3 liabilities	$—	$(110)	$—	$31	$(79)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of March 31, 2018, discounts ranged from 3% to 9%, and as of December 31, 2017, discounts ranged from 2% to 6%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	March 31, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,254	Option budget method	Non-performance risk	0.5%	–	1.3%	Decrease
			Option budget	0.8%	–	3.7%	Increase
			Surrender rate	1.6%	–	20.7%	Decrease

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,436	Option budget method	Non-performance risk	0.2%	–	1.2%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	1.5%	–	19.4%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2018
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Assets
Mortgage loans	$6,098	$6,275	$—	$—	$—	$6,275
Investment funds	516	516	516	—	—	—
Policy loans	510	510	—	—	510	—
Funds withheld at interest	6,886	6,886	—	—	—	6,886
Other investments	74	74	—	—	—	74
Investments in related parties
Investment funds	1,346	1,346	1,346	—	—	—
Other investments	238	258	—	—	—	258
Total assets not carried at fair value	$15,668	$15,865	$1,862	$—	$510	$13,493

Liabilities
Interest sensitive contract liabilities	$31,878	$30,892	$—	$—	$—	$30,892
Long-term debt	992	962	—	—	962	—
Funds withheld liability	384	384	—	—	384	—
Total liabilities not carried at fair value	$33,254	$32,238	$—	$—	$1,346	$30,892

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2017
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Assets
Mortgage loans	$6,192	$6,342	$—	$—	$—	$6,342
Investment funds	554	554	554	—	—	—
Policy loans	530	530	—	—	530	—
Funds withheld at interest	6,773	6,773	—	—	—	6,773
Other investments	133	133	—	—	58	75
Investments in related parties
Investment funds	1,280	1,280	1,280	—	—	—
Other investments	238	259	—	—	—	259
Total assets not carried at fair value	$15,700	$15,871	$1,834	$—	$588	$13,449

Liabilities
Interest sensitive contract liabilities	$31,586	$31,656	$—	$—	$—	$31,656
Funds withheld liability	385	385	—	—	385	—
Total liabilities not carried at fair value	$31,971	$32,041	$—	$—	$385	$31,656

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

Long-term debt – We obtain the fair value of long-term debt from commercial pricing services. These are classified as Level 2. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2017	$1,354	$520	$1,056	$2,930
Additions	122	46	—	168
Amortization	(37)	(20)	(52)	(109)
Impact of unrealized investment (gains) losses	52	22	79	153
Balance at March 31, 2018	$1,491	$568	$1,083	$3,142

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,142	$462	$1,336	$2,940
Additions	105	37	—	142
Amortization	(58)	(18)	(46)	(122)
Impact of unrealized investment (gains) losses	(27)	(13)	(45)	(85)
Balance at March 31, 2017	$1,162	$468	$1,245	$2,875

7. Debt

Senior Notes—In the first quarter of 2018, AHL issued $1 billion of unsecured senior notes due in January 2028. The senior notes have a 4.125% coupon rate, payable semi-annually. The senior notes are callable at any time prior to October 12, 2027 by AHL, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the prospectus supplement relating to the senior notes, dated January 9, 2018) plus 25 basis points, and any accrued and unpaid interest. Additionally, if our transaction with Voya Financial Inc. (Voya), as described further in Note 12 – Commitments and Contingencies, does not close, AHL will be required to redeem the senior notes at 101% of the principal and any accrued and unpaid interest. Interest expense on long-term debt was $9 million for the three months ended March 31, 2018.

Short-term Debt—In the second quarter of 2018, we borrowed $183 million from the Federal Home Loan Bank (FHLB) of Des Moines through their variable rate short-term federal funds program. The borrowing matures on August 24, 2018 and carries an interest rate of 2.16%, with interest due at maturity. In connection with such borrowing, the FHLB requires the borrower to purchase member stock and post sufficient collateral to secure the borrowing. To satisfy these requirements, we purchased an additional $7 million of FHLB stock; however, we were not required to post additional collateral. See Note 12 – Commitments and Contingencies for further discussion regarding existing collateral posting with the FHLB.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended March 31, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income	$202	$56	$5	$1	$1	$3

Basic weighted average shares outstanding	148,693,902	41,096,937	3,388,890	841,011	1,049,157	2,065,204
Dilutive effect of stock compensation plans	258,203	—	—	8,976	20,572	929,228
Diluted weighted average shares outstanding	148,952,105	41,096,937	3,388,890	849,987	1,069,729	2,994,432

Earnings per share[1]
Basic	$1.36	$1.36	$1.36	$1.36	$1.36	$1.36
Diluted	$1.36	$1.36	$1.36	$1.34	$1.33	$0.94

[1] Calculated using whole figures.

	Three months ended March 31, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2[2]	Class M-3	Class M-4
Net income	$156	$221	$7	$—	$—	$—

Basic weighted average shares outstanding	78,246,213	110,772,123	3,452,402	42,267	—	—
Dilutive effect of stock compensation plans	3,051,380	—	—	971,427	—	—
Diluted weighted average shares outstanding	81,297,593	110,772,123	3,452,402	1,013,694	—	—

Earnings per share[1]
Basic	$2.00	$2.00	$2.00	$2.00	N/A	N/A
Diluted	$1.92	$2.00	$2.00	$0.08	N/A	N/A

N/A – Not applicable
[1] Calculated using whole figures.
[2] Net income allocated to Class M-2 common shares rounded to $0 million for the three months ended March 31, 2017. However, earnings per share is calculated using whole figures.

We use the two-class method for allocating net income to each class of our common stock. Our Class M shares do not become eligible to participate in dividends until a return of investment (ROI) condition has been met for each class. Once eligible, each class of our common stock has equal dividend rights. The ROI condition was met for Class M-2 on March 28, 2017, and for Class M-3 and Class M-4 on April 20, 2017. For purposes of calculating basic weighted average shares outstanding and the allocation of basic income, shares are deemed to be participating in earnings for only the portion of the period after the condition is met. For purposes of calculating diluted weighted average shares outstanding, shares are deemed dilutive as of the beginning of the period.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded the following shares, restricted stock units (RSUs) and options:

	Three months ended March 31,
	2018	2017
Antidilutive shares, RSUs and options excluded from diluted EPS calculation	35,212,154	91,666,275
Shares, RSUs and options excluded from diluted EPS calculation as a performance condition had not been met	279,992	2,763,613
Total shares, RSUs and options excluded from diluted EPS calculation	35,492,146	94,429,888

Note: Shares, RSUs and options are as of period end.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Accumulated Other Comprehensive Income
The following is a detail of AOCI and changes in AOCI. Prior period balances include equity securities that were classified as AFS securities prior to the adoption of ASU 2016-01.

(In millions)	March 31, 2018	December 31, 2017
AFS securities	$1,228	$2,577
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(349)	(744)
Noncredit component of OTTI losses on AFS securities	(13)	(13)
Hedging instruments	(151)	(95)
Pension adjustments	(2)	(5)
Foreign currency translation adjustments	—	8
Accumulated other comprehensive income, before taxes	713	1,728
Deferred income taxes	(128)	(313)
Accumulated other comprehensive income	$585	$1,415

Changes in AOCI are presented below:

	Three months ended March 31,
(In millions)	2018	2017
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$(1,282)	$516
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	391	(82)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	19	15
Less: Income tax expense (benefit)	(163)	113
Net unrealized investment gains (losses) on AFS securities	(747)	306
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	(1)	1
Less: Reclassification adjustment for losses realized in net income[1]	(1)	—
Net noncredit component of OTTI losses on AFS securities	—	1
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	(56)	(5)
Less: Income tax benefit	(20)	(2)
Net unrealized gains (losses) on hedging instruments	(36)	(3)
Pension adjustments	3	—
Foreign currency translation adjustments	(8)	2
Change in AOCI from other comprehensive income (loss)	(788)	306
Adoption of ASU 2016-01	(42)	—
Change in AOCI	$(830)	$306

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

10. Income Taxes

Our effective tax rates were 18% and 5% for the three months ended March 31, 2018, and 2017, respectively. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes. With the enactment of Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act), the U.S. statutory tax rate declined to 21% from 35%; however, the Base Erosion and Anti-Abuse Tax (BEAT) was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for the three months ended March 31, 2018 assumes that we have taken steps so that the BEAT is not applicable to such payments and thereby assumes that more income is subject to U.S. income tax.

The Internal Revenue Service is currently auditing the 2013 consolidated tax return filed by Athene USA, and is also conducting a limited scope audit of the 2015 consolidated tax return filed by Athene Annuity & Life Assurance Company (AADE). No material proposed adjustments have been issued with respect to either exam. See discussion of ongoing tax examinations relating to Aviva USA Corporation (Aviva USA) in Note 12 – Commitments and Contingencies.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Bermuda Minister of Finance that, in the event of any such taxes being imposed, we will be exempted from taxation until the year 2035.

11. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments are managed by Athene Asset Management LLC (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of March 31, 2018, AAM directly managed $62,051 million of our investment portfolio assets, of which 90% are designated one or two (the two highest designations) by the National Association of Insurance Commissioners (NAIC).

For the services it renders, AAM earns a fee on all assets managed in accounts owned by or related to us, including sub-advised assets and certain other limited exceptions. Additionally, AAM recharges the sub-advisory fees it incurs with respect to our sub-advised assets to us. Historically, AAM generally earned an annual fee of 0.40% of assets under management. In the second quarter of 2017, following shareholder approval of an amendment to our bye-laws, we entered into the Fifth Amended and Restated Fee Agreement (Revised Fee Agreement), retroactive to January 1, 2017. The Revised Fee Agreement amended certain fee arrangements we previously had in place with AAM to provide for, among other things, an annual fee of 0.30% (reduced from 0.40%) on all assets that Apollo manages in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) in excess of $65,846 million (the level of assets in the North American Accounts as of December 31, 2016). The fee to be paid by us to AAM on the first $65,846 million of assets in the North American Accounts remains 0.40% per year, subject to certain discounts and exceptions.

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

(In millions, except for percentages)	March 31, 2018	December 31, 2017
Fixed maturity securities
AFS securities
Foreign governments	$121	$152
Corporate	3,178	2,934
CLO	5,859	5,166
ABS	643	681
CMBS	845	872
Trading securities	121	121
Mortgage loans	2,419	2,232
Investment funds	26	26
Funds withheld at interest	1,726	1,737
Other investments	74	75
Total assets sub-advised by Apollo affiliates	$15,012	$13,996
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	19%	18%

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

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM and other Apollo affiliates:

	Three months ended March 31,
(In millions)	2018	2017
Asset management fees	$70	$62
Sub-advisory fees	13	16

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. As of March 31, 2018 and December 31, 2017, the management fees payable was $50 million and $28 million, respectively, and the sub-advisory fees payable was $17 million and $13 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

The investment management agreements with AAM have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements until October 31, 2018 or any annual anniversary thereafter (each such date, an IMA Termination Election Date) and any termination thereon requires the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and prior written notice thereof to Apollo of at least 30 days. If the Independent Directors make such election and such notice is timely delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (an IMA Termination Effective Date). Notwithstanding the foregoing, (1) the Independent Directors may only elect to terminate an investment management agreement or advisory agreement on an IMA Termination Election Date if two-thirds of the Independent Directors determine in their sole discretion acting in good faith that either (i) there has been unsatisfactory long-term performance materially detrimental to us by Apollo or (ii) the fees being charged by Apollo are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to Apollo and Apollo shall have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (2) upon the determination by two-thirds of the Independent Directors, we may also terminate an investment management agreement or advisory agreement with Apollo as a result of either (i) a material violation of law relating to Apollo’s advisory business, or (ii) Apollo’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case (i) or (ii), the delivery at least 30 days’ prior written notice to Apollo of such termination and such termination will be effective at the end of such 30-day period.

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group, as defined in our bye-laws. Also, James Belardi, our Chief Executive Officer, is also an employee of AAM, receives substantial remuneration from acting as Chief Executive Officer of AAM, and owns a 5% profits interest in AAM. Additionally, five of the thirteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of three of our directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions—We have a loan purchase agreement with AmeriHome Mortgage Company, LLC (AmeriHome), an investee of A-A Mortgage, an equity method investee. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $44 million and $1 million of residential mortgage loans under this agreement during the three months ended March 31, 2018 and 2017, respectively. Additionally, we have made loans to Aris Holdco, which owns 100% of the equity interests in AmeriHome, in the principal amount of $123 million and $52 million as of March 31, 2018 and December 31, 2017, respectively, and these are included in related party short-term investments on the condensed consolidated balance sheets.

On January 1, 2018, in order to align our interests with those of Athora, in connection with the Closing, we entered into a cooperation agreement with Athora, pursuant to which, among other things, (1) we will have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by Athora, (2) Athora’s insurance subsidiaries will be required to purchase certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, (3) we will provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora will provide us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Additionally, as of March 31, 2018, we had $178 million of funding agreements outstanding to Athora, which were issued to Athora prior to Closing.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of the equity and financing transactions described below, of $2,366 million and $2,358 million as of March 31, 2018 and December 31, 2017, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

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

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2018 and December 31, 2017, we had $616 million and $573 million, respectively, of funding agreements outstanding with the FHLB. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer up to $5 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements outstanding under this program had a carrying value of $2,996 million as of March 31, 2018 and December 31, 2017.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2018	December 31, 2017
Fixed maturity securities, AFS securities	$1,537	$1,572
Equity securities	—	36
Mortgage loans	858	914
Investment funds	15	20
Short-term investments	7	10
Other investments	35	—
Restricted cash	87	105
Total restricted assets	$2,539	$2,657

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

Litigation, Claims and Assessments

Griffiths Matter – On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint against us in the United States District Court for the District of Massachusetts. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, AAIA and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (collectively, the Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003 that were backed by a capital maintenance agreement issued by Aviva International Insurance Limited or its predecessor (the CMA). The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by the CMA, which was alleged to be a source of great financial strength. The complaint further alleges that the Aviva Entities used the CMA to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the CMA terminated. According to the complaint, no notice of this termination was provided to the owners of the structured settlement annuities. The complaint alleges that the termination of the CMA gave rise to claims for breach of contract, breach of fiduciary duty, promissory estoppel, and unjust enrichment. AHL and plaintiff recently agreed to a term sheet settlement on a class wide basis. Terms of the settlement, which is subject to court approval, include: (1) AHL entering into a capital maintenance agreement with Athene London requiring AHL to provide capital to Athene London upon a missed structured settlement payment that is not timely cured and (2) AHL paying a monetary amount that is immaterial to us.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Internal Revenue Service (IRS) Matters – The IRS completed its examinations of the 2006 through 2010 Aviva USA tax years with Aviva USA agreeing to all proposed adjustments with two exceptions: (1) AAIA’s treatment of call options used to hedge fixed indexed annuity (FIA) liabilities for the tax years 2008–2010 and (2) the disallowance of offsetting tax deductions taken by AAIA and taxable income reported by the non-life subgroup with respect to unpaid independent marketing organization commissions. The first adjustment to which Aviva USA did not agree would disallow deductions of $191 million, $154 million and $76 million for 2008, 2009 and 2010, respectively. The second adjustment to which Aviva USA did not agree would increase non-life net operating losses and decrease AAIA net operating losses by $16 million in each of 2009 and 2010. Taxes, penalties and interest with respect to these two issues for the years under audit are subject to indemnification by Aviva plc under the Stock Purchase Agreement (SPA) between Aviva plc and AHL, dated December 21, 2012 assuming the SPA requirements are satisfied. Athene USA was unable to negotiate a favorable settlement of this issue with the IRS, and is contesting the adjustment in federal court. If the IRS position is upheld in federal court, Athene USA expects that it would owe tax of $120 million, plus interest, for tax years ending on or before October 2, 2013, which are subject to indemnification by Aviva plc as described above.

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

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable COLI policies that, as of March 31, 2018, had an asset value of $354 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $171 million as of March 31, 2018.

Holzer Matter – On September 12, 2016, Jack Holzer and Mary Bruesh-Holzer filed suit in Jackson County, Missouri against several defendants, including AADE, as successor-in-interest to Business Men’s Assurance Company of America. Mr. Holzer allegedly sustained injuries due to asbestos exposure from 1966–1973 while working in an office building in Kansas City, Missouri, then owned by Business Men’s Assurance Company of America. Plaintiffs asserted strict liability and negligence claims against AADE. On February 26, 2018, an agreement was reached that resulted in the settlement of this matter. The settlement had no impact on our financial condition, results of operations or cash flows.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Regulatory Matter – Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic by the third-party administrator (TPA) retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted to and are being administered by the same TPA. On April 5, 2017, we received notification from the New York State Department of Financial Services (NYSDFS) that it planned to undertake a market conduct examination of Athene Life Insurance Company of New York (ALICNY) for the period of January 1, 2012 through March 31, 2017 (NYSDFS Market Conduct Examination), and on May 31, 2017, we received notification from the Texas Department of Insurance that it intended to undertake an enforcement proceeding, in each case, relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by such TPA. On November 15, 2017, we received notification from the NYSDFS that its examination of ALICNY had resulted in the identification of a significant number of asserted violations of New York insurance law associated with the life block reinsured to affiliates of Global Atlantic, who have also been overseeing policyholder administration and the TPA servicing the policies in the block, with a significant number of such violations not subject to dispute by the relevant affiliates of Global Atlantic or by us. On January 30, 2018, we received a draft report regarding the NYSDFS Market Conduct Examination from the NYSDFS, which identified in more detail the violations asserted in the November 15, 2017 letter as well as certain other violations. We believe we are nearing a resolution of the NYDFS Market Conduct Examination, but there are no assurances that a definitive agreement will be finalized and executed by the parties. We currently expect that the resolution will not have a material impact on our financial condition, results of operations or cash flows. To the extent we are unable to reach a final agreement with the NYSDFS, it is possible that we may incur fines or penalties which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition to the foregoing, we have received inquiries, and expect to continue to receive inquiries, from other regulatory authorities regarding the conversion matter. It is possible that other jurisdictions may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders. Other than as described above, we are not currently able to estimate the amount of any such fines, penalties or payments arising from these matters with reasonable certainty, but it is possible that such amounts may be material.

13. Segment Information

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

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities, including corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy. Prior to the deconsolidation of Athora on January 1, 2018, Corporate and Other included our German operations, which were primarily comprised of participating long-duration savings products. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for discussion on the deconsolidation of our German operations in 2018.

Financial Measures—Segment adjusted operating income is an internal measure used by the chief operating decision maker to evaluate and assess the results of our segments.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2018	2017
Adjusted operating revenue by segment
Retirement Services	$1,257	$888
Corporate and Other	27	68
Total segment adjusted operating revenues	1,284	956
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(158)	536
Investment gains (losses), net of offsets	(106)	125
Other adjustments to revenues	(9)	2
Total non-operating adjustments	(273)	663
Total revenues	$1,011	$1,619

Adjusted operating income is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding the long-term incentive plan (LTIP); and

•	Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income to net income on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2018	2017
Adjusted operating income (loss) by segment
Retirement Services	$235	$275
Corporate and other	2	(9)
Total segment adjusted operating income	237	266
Non-operating adjustments
Investment gains (losses), net of offsets	(33)	57
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	95	94
Integration, restructuring and other non-operating expenses	(8)	(9)
Stock-based compensation, excluding LTIP	(3)	(10)
Income tax (expense) benefit – non-operating	(20)	(14)
Total non-operating adjustments	31	118
Net income	$268	$384

The following represents total assets by segment:

(In millions)	March 31, 2018	December 31, 2017
Total assets by segment
Retirement Services	$90,115	$91,335
Corporate and Other	3,442	8,412
Total assets	$93,557	$99,747

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals around the world, as well as Apollo’s global asset management infrastructure that supports a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries’ headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and, as of March 31, 2018, have an expected annual investment margin of 2-3% over the 8.3 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. As of March 31, 2018, the weighted-average life of all products, which includes deferred annuities, payout annuities, PRT obligations, funding agreements and other products, was 9.2 years.

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

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations which issue and reinsure retirement savings products and institutional products. Corporate and Other includes certain other operations related to our corporate activities and previously included our former German operations, which were primarily comprised of participating long-duration savings products.

Our consolidated annualized ROE for the three months ended March 31, 2018 and the year ended December 31, 2017 was 12.0% and 18.0%, respectively, and our consolidated annualized adjusted operating ROE was 12.1% and 15.8%, respectively. As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the three months ended March 31, 2018 and the year ended December 31, 2017, in our Retirement Services segment, we generated an annualized investment margin on deferred annuities of 2.76% and 2.82%, respectively, and annualized adjusted operating ROE of 17.3% and 22.5%, respectively. We currently maintain what we believe to be high capital ratios for our rating and, as of March 31, 2018, hold approximately $2.0 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities.

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $2.1 billion and $1.9 billion for the three months ended March 31, 2018 and 2017, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $1.8 billion and $1.7 billion for the three months ended March 31, 2018 and 2017, respectively. We believe that our improving credit profile, our current product offerings and product design capabilities and our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. Our inorganic channels, including acquisitions and block reinsurance, have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel, we had fixed annuity sales of $1.3 billion and $1.1 billion for the three months ended March 31, 2018 and 2017, respectively. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 70 IMOs and more than 36,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $204 million and $166 million for the three months ended March 31, 2018 and 2017, respectively. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our improving credit profile will help us attract additional reinsurance partners. Within our institutional channel, we generated deposits of $566 million and $650 million for the three months ended March 31, 2018 and 2017, respectively. Our ability to issue funding agreements, namely those issued through our FABN program, has benefited from our public company status and improving credit profile, allowing us to generate deposits in the aggregate principal amount of $300 million and $650 million for the three months ended March 31, 2018 and 2017, respectively. In addition, growth in our institutional channel was attributed to continued success in the PRT channel during the quarter. During the three months ended March 31, 2018, we closed one transaction and issued group annuity contracts in the aggregate principal amount of $266 million. We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and by continuing to engage in PRT transactions.

In December 2017, we entered into a transaction with Voya, pursuant to which we agreed to reinsure approximately $19 billion of fixed and fixed indexed annuity liabilities. Additionally, a consortium of investors, led by affiliates of Apollo, and certain other investors, agreed to purchase VIAC, including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable, that will be the holding company of VIAC. We committed to make a $75 million minority equity investment in VA Capital Company LLC, the holding company of Venerable, and provide financing to Venerable of $150 million, in each case, subject to certain closing adjustments. These transactions are expected to close in the second or third quarter of 2018, subject to regulatory approval and customary closing conditions. Our results of operations will not reflect the impacts of these transactions until the close of the transaction.

Acquisition Summary Included in Results of Operations

On January 1, 2018, in connection with the closing of the Athora Offering, our equity interest in the Athora was exchanged for common shares of Athora. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for further details of the deconsolidation of our German operations. The deconsolidation of Athora decreased our total assets by $6.3 billion and our invested assets by $6.0 billion. The impact of this deconsolidation has an effect on the comparability of our historical results and therefore historical discussions of changes between periods are not necessarily indicative of future results. To enhance the comparability of our March 31, 2018 and 2017 results, we highlight the financial results applicable to the deconsolidation of Athora where meaningful. As of January 1, 2018, our investment in Athora is reflected as an alternative investment.

Industry Trends and Competition

Market Conditions

While the U.S. Federal Reserve has continued its process of policy rate normalization, longer dated interest Treasury yields have risen, but not in step with shorter term rates, and as a consequence, the yield curve has flattened notably over the past twelve months. Whether signaling low long-term inflation expectations, or a coming curve inversion, or simply due to supply dynamics in the global search for asset yield, the level of longer dated Treasury yields affects the yield we earn on invested assets. The appreciable rise in such longer dated yields to date in 2018 has benefited such yields on new purchases. While current economic fundamentals appear strong, uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, and levels of global trade, along with uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth, may trigger continued volatility across financial markets. Volatility as seen recently in the equity markets, may adversely affect the hedging costs of our liability policy hedging program. Credit market volatility, during which time credit spreads may widen, benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

A volatile market environment may affect our ability to produce liability products that are profitable, have the desired risk profile to the company, and be desired by consumers. As a company with strong retirement, investment management and insurance capabilities, we expect that over the long term, market conditions resulting in higher Treasury yields and credit spreads will enhance the attractiveness of our portfolio of annuity products. We continue to monitor the behavior of our customers and other factors which react to market conditions, including mortality rates, morbidity rates, annuitization rates and lapse rates, in order to best serve our customers and generate strong profitability to our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve increasing federal funds rates again in March of 2018, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through asset liability management (ALM) modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows to within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $17.1 billion of floating rate investments, or approximately 22% of our total invested assets as of March 31, 2018. The percentage of floating rate investments decreased from December 31, 2017, due to a refinement in our definition to only include short duration securities that are directly tied or linked to an index. As part of our reinvestment strategy for the investment portfolios of companies we acquire or blocks we reinsure, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2018, most of our products were fixed annuities with approximately 34% of our FIAs at the minimum guarantees and approximately 47% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2018, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 90 to 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2017 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

It is unclear at this time what impact, if any, the Tax Act will have on the competitive environment of the markets in which we compete. If U.S.-based competitors use some or all of their tax savings to offset reductions in product pricing, we could see increased price competition, which would place downward pressure on our return targets and on volumes within each of our distribution channels. See –Regulatory Developments–Tax Reform below.

According to LIMRA, total fixed annuity market sales in the United States were $107.9 billion for the year ended December 31, 2017, an 8.1% decrease from the same time period in 2016. This decrease was driven by a decrease in traditional fixed rate deferred annuities of $4.5 billion, or 11.6% over prior year, and a decrease in FIA products of $3.3 billion, or 5.4% over prior year. In the total fixed annuity market, for the year ended December 31, 2017 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales with a 5.0% market share and $5.4 billion in sales. For the year ended December 31, 2016, our market share was 4.5% with sales of $5.3 billion.

Despite the decline experienced recently, over the longer-term FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in 2005 to $57.6 billion in sales for the year ended December 31, 2017. According to LIMRA, for the year ended December 31, 2017 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs in terms of sales, and our market share for the same period was 8.4% with sales of $4.9 billion. For the year ended December 31, 2016, our market share was 7.4% with sales of $4.5 billion.

Regulatory Developments

We continue to face material uncertainty regarding the ultimate impacts of tax reform to our business and regarding the substance, timing, and applicability of the DOL fiduciary rule.

Tax Reform

On December 22, 2017, President Trump signed the Tax Act into law, which introduced significant changes to the Internal Revenue Code. While our expectations may be subject to change as we continue to evaluate the impact of the Tax Act on our business, we expect the following notable impacts:

•
Overall tax rate—Although the Tax Act reduces corporate income tax rates to 21% beginning in 2018, it also imposes a new minimum tax, referred to as the BEAT, which taxes modified taxable income at a rate of 5% beginning in 2018, increasing to 10% in 2019 and 12.5% in 2026. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits). The BEAT is expected to apply to our U.S. subsidiaries with respect to payments to our non-U.S. reinsurance subsidiaries. The BEAT does not apply to premium paid to ALRe directly by unaffiliated ceding companies or investment income earned on our non-U.S. reinsurance subsidiaries’ surplus assets, which together currently represent approximately 20–25% of our pre-tax adjusted operating income. In addition to the BEAT, the 1% excise tax that we have historically paid will continue to apply to premiums paid to our Bermuda subsidiaries that are not subject to U.S. taxation, to the extent that any such premiums are paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within the context of affiliated modco arrangements, which is how much of our internal reinsurance is structured, it is our belief that the BEAT was generally intended to require the add back of the net amount paid or accrued by our U.S. subsidiaries to our non-U.S. reinsurance subsidiaries for premiums, investment income, reserve changes, other consideration and expenses (net basis). However, there is significant uncertainty regarding the computation of the BEAT in the context of affiliated modco arrangements, including whether the BEAT applies on a net basis or instead requires the add back of the gross amount paid or accrued, without reduction for claims or other expenses. In light of this uncertainty, we have begun to take actions that would allow us to mitigate the potential effect of the BEAT on our results of operations should the BEAT require the add back of the gross amounts in this manner. Our overall tax rate will depend on the ultimate interpretation of the Tax Act and the actions that we take. We currently expect that, beginning in 2019, our overall tax rate will be between 12–16%, on average, of each of pre-tax income and pre-tax adjusted operating income; however, we may experience significant fluctuations in the overall tax rate as a percentage of pre-tax income from period-to-period, with certain periods falling outside of our expected range. Until there is more clarity regarding the computation of the BEAT in the context of modco arrangements, and until we execute additional actions to mitigate its impact, we currently expect that our 2018 annual financial results will reflect an overall tax rate of between 14–15%, on average, of each of pre-tax income and pre-tax adjusted operating income, with our overall tax rate as a percentage of pre-tax income experiencing great volatility from period-to-period, as discussed above.
The estimated future overall tax rates presented above incorporate various assumptions and actual results may vary. See Item 1A. Risk Factors–Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results–BEAT Mitigating Actions and Item IA. Risk Factors–Risks Relating to Taxation–The BEAT may significantly increase our tax liability and our efforts to mitigate the cost of the BEAT may be unnecessary, inefficient, ineffective, or counterproductive, each included in Part II of this report.

•
Risk-based capital—Depending on the reaction of the NAIC to the passage of the Tax Act, the change in the corporate income tax rate from 35% to 21% could result in a reduction of our RBC ratios. At present, the NAIC RBC calculations employ the statutory corporate tax rate of 35% in calculating several aspects of RBC. If the NAIC RBC calculations simply employ the new statutory corporate tax rate of 21% with no other adjustments, our RBC ratios, along with those of other fixed annuity writers and life insurers in general, are expected to decrease. If such were the case as of March 31, 2018, we estimate the decrease to our overall NAIC RBC ratios would have been approximately 10–15%. Our capital ratios under the various rating agency models are not expected to be materially impacted by the change in tax rate, and those models are an important consideration in determining the appropriate levels of capital to run our business. Our initial assessment of the level of capital that we deem appropriate to run our business has not been impacted materially by the change in tax rate.

•
Target returns—Historically, we have generally targeted mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. The Tax Act may alter the way that we price our products or otherwise impact targeted returns on organic production, and may further affect the returns that we target for sources of inorganic growth, in each case, potentially resulting in a decrease of our targeted returns on a temporary or permanent basis. In addition, we expect that the Tax Act will cause a reduction of the returns that we realize on our in-force business.

•
Controlled Foreign Corporation—As discussed more fully at Part II–Item 1A. Risk Factors–Risks Relating to Taxation–U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits, adoption of the Tax Act resulted in certain changes affecting the determination as to whether an entity constitutes a Controlled Foreign Corporation (CFC). Being treated as a CFC could have adverse tax consequences to certain of our shareholders. To reduce the likelihood of such a result, we have restructured certain of our subsidiaries so that Athene USA, our U.S. holding company subsidiary, is now a wholly owned subsidiary of ALRe.

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
The foregoing represents our current expectations of certain of the effects of the Tax Act and may be subject to change as additional guidance is made available and as we continue to evaluate the effect of this legislation on our business. See Part II–Item 1A. Risk Factors–Risks Relating to Taxation for further information on how the Tax Act could impact us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Department of Labor (DOL) Fiduciary Rule

On April 6, 2016, the DOL issued the fiduciary rule which imposes upon third parties who sell annuities within Employee Retirement Income Security Act of 1974 (as amended, ERISA) plans or to individual retirement account (IRA) holders a fiduciary duty to retirement investors. The DOL delayed the applicability date of the fiduciary rule to June 9, 2017 and the full compliance date to July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued an opinion vacating, in their entirety, the DOL fiduciary rule and its associated package of new and amended prohibited transaction exemptions. In late April, the American Association of Retired Persons (AARP) and top legal officials in California, New York and Oregon filed a petition in the Fifth Circuit Court of Appeals asking for the court’s permission to intervene in the lawsuit to appeal the opinion. The Fifth Circuit ruling is scheduled to take effect on May 7, 2018 absent any petition for rehearing or motion to stay by the DOL or an approval of the request to intervene. We will continue to abide by the fiduciary rule unless and until the Fifth Circuit’s ruling becomes effective.

The U.S. Securities and Exchange Commission (SEC) has indicated that it will work with the DOL to propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted, may affect the distribution of our products. On April 18, 2018, the SEC released three new proposed rules addressing a uniform best interest standard of conduct with the public comment period ending 90 days after publication of the documents in the Federal Register. In addition, the NAIC is working to propose changes to the Suitability in Annuity Transactions Model Regulation (SAT) to include best interest. Should the SEC or NAIC rules, if adopted, not align, the distribution of our products could be further complicated.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, our results of operations include certain non-GAAP measures commonly used in our industry. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring and certain other expenses which are not part of our underlying profitability drivers or likely to re-occur in the foreseeable future, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the GAAP measures.

Adjusted Operating Income

Adjusted operating income is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

•
Investment Gains (Losses), Net of Offsets—Investment gains (losses), net of offsets, consist of the realized gains and losses on the sale of AFS securities, the change in assumed modco and funds withheld reinsurance embedded derivatives, unrealized gains and losses, impairments, and other investment gains and losses. Unrealized, impairments and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the net OTTI impacts recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit-linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefits (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the MVAs associated with surrenders or terminations of contracts.

•
Change in Fair Values of Derivatives and Embedded Derivatives – FIAs, Net of Offsets—Impacts related to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the FIA hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new FIA hedging derivatives are purchased to align with the new term. The difference in duration between the FIA hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the FIA hedging derivatives and index credit reserves is included as a non-operating adjustment, net of offsets related to DAC, DSI, and VOBA amortization and changes to rider reserves.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We consider these non-operating adjustments to be meaningful adjustments to net income for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is effective in analyzing the trends in our results of operations. Together with net income, we believe adjusted operating income, provides a meaningful financial metric that helps investors understand our underlying results and profitability. Adjusted operating income should not be used as a substitute for net income.

Adjusted ROE, Adjusted Operating ROE and Adjusted Net Income

Adjusted ROE, adjusted operating ROE and adjusted net income are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI and funds withheld and modco reinsurance unrealized gains and losses, net of DAC, DSI, rider reserve and tax offsets. Adjusted ROE is calculated as adjusted net income, divided by adjusted shareholders’ equity. Adjusted shareholders’ equity is calculated as the ending shareholders’ equity excluding AOCI and funds withheld and modco reinsurance unrealized gains and losses. Adjusted operating ROE is calculated as the adjusted operating income, divided by adjusted shareholders’ equity. Adjusted net income is calculated as net income excluding funds withheld and modco reinsurance unrealized gains and losses, net of DAC, DSI, rider reserve and tax offsets. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Once we have reinvested acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current adjusted operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and funds withheld and modco reinsurance unrealized gains and losses are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted ROE, adjusted operating ROE and adjusted net income should not be used as a substitute for ROE and net income. However, we believe the adjustments to equity are significant to gaining an understanding of our overall results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Earnings Per Share, Weighted Average Shares Outstanding – Adjusted Operating and Adjusted Book Value Per Share

Adjusted operating earnings per share, weighted average shares outstanding – adjusted operating and adjusted book value per share are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represents an economic view of our share counts and provides a simplified and consistent view of our outstanding shares. Adjusted operating earnings per share is calculated as the adjusted operating income, over the weighted average shares outstanding – adjusted operating. Adjusted book value per share is calculated as the adjusted shareholders’ equity divided by the adjusted operating common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and payment of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive they are excluded. Weighted average shares outstanding – adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings per share, weighted average shares outstanding – adjusted operating and adjusted book value per share should not be used as a substitute for basic earnings per share – Class A common shares, basic weighted average shares outstanding – Class A or book value per share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our financial condition excluding the impacts of AOCI and funds withheld and modco reinsurance unrealized gains and losses, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt excluding consolidated VIEs divided by adjusted shareholders’ equity. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our overall results of operations and financial condition.

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

Cost of crediting is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. The interest credited on fixed strategies and option costs on indexed annuity strategies are divided by the average account value of our deferred annuities. Our average account values are averaged over the number of quarters in the relevant period to obtain our cost of crediting for such period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 82% of our Retirement Services reserve liabilities as of March 31, 2018. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended March 31,
(In millions, except percentages)	2018	2017
Revenues	$1,011	$1,619
Benefits and expenses	684	1,213
Income before income taxes	327	406
Income tax expense (benefit)	59	22
Net income	$268	$384

Adjusted operating income by segment
Retirement Services	$235	$275
Corporate and Other	2	(9)
Adjusted operating income	237	266
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	17	11
Unrealized, impairments, and other investment gains (losses)	6	3
Assumed modco and funds withheld reinsurance embedded derivatives	(78)	68
Offsets to investment gains (losses)	22	(25)
Investment gains (losses), net of offsets	(33)	57
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	95	94
Integration, restructuring and other non-operating expenses	(8)	(9)
Stock compensation expense	(3)	(10)
Income tax (expense) benefit – non-operating	(20)	(14)
Total non-operating adjustments	31	118
Net income	$268	$384

ROE	12.0%	21.3%
Adjusted ROE	16.5%	20.7%
Adjusted operating ROE	12.1%	16.1%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

In this section, references to 2018 refer to the three months ended March 31, 2018 and references to 2017 refer to the three months ended March 31, 2017.

Net Income

Net income decreased by $116 million, or 30%, to $268 million in 2018 from $384 million in 2017. ROE and adjusted ROE decreased to 12.0% and 16.5%, respectively, from 21.3% and 20.7% in 2017, respectively. The decrease in net income was driven by a $29 million decrease in adjusted operating income and an unfavorable change in investment gain and losses related to the assumed reinsurance embedded derivative. The change in the assumed reinsurance embedded derivative impacts were unfavorable primarily driven by the increase in U.S. treasury rates compared to credit spread tightening in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income

Adjusted operating income decreased by $29 million, or 11%, to $237 million in 2018 from $266 million in the prior period. Adjusted operating ROE was 12.1%, down from 16.1% in 2017. The decrease in adjusted operating income was primarily driven by higher other liability costs, an increase in cost of crediting, and higher income tax expense partially offset by an increase in investment income. Other liability costs increased primarily due to higher rider reserves and DAC amortization related to unfavorable equity market performance compared to 2017, as well as growth in the deferred annuity block of business. Cost of crediting was higher due to growth in our deferred annuity block of business which was partially offset by rate actions on business that renewed in 2017, which reduced the crediting rate from the prior period. The increase in investment income was primarily due to growth in our Retirement Services invested assets of $8.9 billion over 2017, increased floating rate investment income due to higher short-term interest rates and strong performance in alternative investments. The increase in alternative investment income was primarily driven by higher income in one of our hedge funds.

Our consolidated net investment earned rate was 4.60% in 2018, an increase from 4.48% in 2017, primarily attributed to strong performance from our alternative investment portfolio, an increase in floating rate investment income and the deconsolidation of our former German subsidiaries. Our alternative investment net investment earned rate was 10.38%, an increase from 8.06% in 2017, primarily attributable to higher hedge fund income.

Revenues

Total revenue decreased by $608 million to $1.0 billion in 2018 from $1.6 billion in 2017. The decrease was driven by unfavorable changes in investment related gains and losses, partially offset by an increase in premiums and higher net investment income.

Investment related gains and losses decreased by $918 million to $(236) million in 2018 from $682 million in the prior period, primarily due to the change in fair value of FIA hedging derivatives, the change in assumed reinsurance embedded derivatives and the unfavorable change in unrealized gains and losses on trading securities. The change in fair value of FIA hedging derivatives decreased by $665 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 1.2% decrease in 2018, compared to a 5.5% increase in 2017. The assumed reinsurance embedded derivatives decreased by $177 million driven by a change in the underlying assets related to the increase in U.S. treasury rates as well as the prior year benefiting from credit spreads tightening. The change in unrealized gains and losses on trading securities was comprised of an unfavorable decrease in AmerUs Closed Block assets of $64 million related to higher unrealized losses in the first quarter of 2018 due to the increase in U.S. treasury rates.

Premiums increased by $226 million to $278 million in 2018 from $52 million in the prior period, driven by PRT premiums from the first quarter 2018.

Net investment income increased by $69 million to $855 million in 2018 from $786 million in 2017, primarily driven by an increase in fixed and other investment income and an increase in alternative investment income. The increase in fixed and other investment income was driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months and higher short-term interest rates resulting in higher floating rate investment income, partially offset by the deconsolidation of our former German subsidiaries and the prior year benefiting from proceeds on the recovery of a bond previously written down. The increase in alternative investment income was primarily due to higher income in one of our hedge funds, partially offset by lower credit fund income.

Benefits and Expenses

Total benefits and expenses decreased by $529 million to $684 million in 2018 from $1.2 billion in 2017. The decrease was driven by a favorable change in interest sensitive contract benefits, a decrease in dividends payable to policyholders, a decrease in DAC, DSI and VOBA amortization and lower policy and other operating expenses, partially offset by an increase in future policy and other policy benefits.

Interest sensitive contract benefits decreased by $673 million to $19 million in 2018 from $692 million in 2017, primarily due to the change in FIA fair value embedded derivatives. The change in FIA fair value embedded derivatives decreased by $667 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 1.2% decrease in 2018, compared to a 5.5% increase in 2017. Additionally, the FIA fair value embedded derivatives were impacted by a favorable change in discount rates used in our embedded derivative calculations as the current quarter experienced an increase in discount rates compared to 2017, which experienced a decrease in discount rates.

Dividends to policyholders decreased by $19 million to $13 million in 2018 from $32 million in the prior year, primarily attributed to the deconsolidation of our former German subsidiaries.

DAC, DSI and VOBA amortization decreased by $13 million to $109 million in 2018 from $122 million in the prior period, primarily due to unfavorable investment related gains and losses, partially offset by growth in the DAC asset balance related to block growth and unfavorable impacts related to unfavorable equity market performance compared to 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits increased by $187 million to $401 million in 2018 from $214 million in 2017, primarily attributable to the increase in policyholder obligations from the PRT transaction in the first quarter 2018 as well as an unfavorable change in the rider reserves, partially offset by a decrease in the change in AmerUs Closed Block fair value liability and $52 million related to the deconsolidation of our former German subsidiaries. The unfavorable change in rider reserves of $32 million was primarily driven by growth in the block of business and unfavorable impacts related to the equity market performance compared to 2017 resulting in decreased index credits to policyholder accounts, which increased the amount needed to fund the rider reserve. The favorable change in the AmerUs Closed Block fair value liability of $78 million was primarily driven by the increase in unrealized losses on the underlying investments driven by higher unrealized losses in 2018 due to the increase in U.S. treasury rates.

Taxes

Income tax expense increased by $37 million to $59 million in 2018 from $22 million in 2017. With the enactment of the Tax Act, the U.S. statutory tax rate declined to 21% from 35%; however, the BEAT was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for 2018 assumes that we have taken steps so that the BEAT is not applicable to such payments and thereby assumes that more income is subject to U.S. income tax.

Our effective tax rates were 18% in 2018 and 5% in 2017. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Results of Operations by Segment

The following summarizes our adjusted operating income by segment:

	Three months ended March 31,
(In millions, except percentages)	2018	2017
Adjusted operating income by segment
Retirement Services	$235	$275
Corporate and Other	2	(9)
Adjusted operating income	$237	$266

Retirement Services adjusted operating ROE	17.3%	24.1%

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Adjusted Operating Income

Adjusted operating income decreased by $40 million, or 15%, to $235 million in 2018, from $275 million in 2017. Adjusted operating ROE was 17.3%, down from 24.1% in the prior period. The decrease in adjusted operating income was primarily driven by an increase in other liability costs, cost of crediting and income tax expense, partially offset by higher net investment earnings.

Net investment earnings increased $86 million driven primarily by earnings from growth in invested assets of $8.9 billion attributed to a strong increase in deposits over the prior twelve months and increased floating rate investment income of $21 million due to higher short-term interest rates, partially offset by the prior year benefiting $14 million from proceeds on the recovery of a bond previously written down and $10 million related to an elevated level of cash from sizable deposits in the fourth quarter of 2017.

Other liability costs increased $79 million driven by unfavorable impacts related to equity market performance resulting in an unfavorable $14 million impact compared to approximately $40 million favorable impact in the prior year, as well as growth in our deferred annuity block of business, partially offset by lower excise taxes in 2018.

Cost of crediting increased $12 million driven by growth in our deferred annuity block of business which was partially offset by rate actions on business that renewed in 2017, which reduced the crediting rate from the prior period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Three months ended March 31,
	2018	2017
Net investment earned rate	4.63%	4.76%
Cost of crediting	1.87%	1.91%
Investment margin on deferred annuities	2.76%	2.85%

Investment margin on deferred annuities decreased by 9 basis points to 2.76% in 2018, from 2.85% in 2017. The decrease in the investment margin on deferred annuities was driven by the decrease in net investment earned rate of 13 basis points, partially offset by a favorable decrease in cost of crediting of 4 basis points.

Net investment earned rate decreased due to the decrease in fixed and other net investment earned rate. The fixed and other net investment earned rate decreased in 2018, to 4.32% from 4.52% in 2017 primarily attributed to 2017 benefiting from proceeds from a bond previously written down and an elevated level of cash from sizable deposits in the fourth quarter of 2017, partially offset by higher floating rate investment income in the quarter. The alternative investments net investments earned rate increased in 2018 to 12.34% from 10.59% in 2017, reflecting higher income in one of our hedge funds, partially offset by lower credit fund income.

Cost of crediting on deferred annuities decreased by 4 basis points to 1.87% in 2018, from 1.91% in 2017. The decrease in cost of crediting was driven by rate actions on business that renewed in 2017. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities, including corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy. Prior to the deconsolidation of Athora on January 1, 2018, Corporate and Other included our German operations, which were primarily comprised of participating long-duration savings products.

Adjusted Operating Income (Loss)

Adjusted operating income (loss) increased by $11 million to $2 million in 2018, from $(9) million in 2017. The increase in adjusted operating income, excluding Germany, was mainly driven by higher fixed and other investment income primarily related to the increase in excess capital and higher alternative investment income, partially offset by debt costs from our inaugural debt issuance in January. Our former German operations, which deconsolidated on January 1, 2018, had an operating loss of $3 million in 2017.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $80.3 billion and $84.4 billion as of March 31, 2018 and December 31, 2017, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio is managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing our portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assists us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $78.7 billion and $82.3 billion as of March 31, 2018 and December 31, 2017, respectively. AAM manages, directly and indirectly, $77.1 billion of investments, which in the aggregate constitute the vast majority of our investment portfolio as of March 31, 2018, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table presents the carrying values of our total investments and investments in related parties:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities, at fair value
AFS securities	$58,575	73.1%	$61,012	72.3%
Trading securities	2,088	2.6%	2,196	2.6%
Equity securities	160	0.2%	790	0.9%
Mortgage loans, net of allowances	6,139	7.7%	6,233	7.4%
Investment funds	647	0.8%	699	0.8%
Policy loans	510	0.6%	530	0.6%
Funds withheld at interest	7,093	8.8%	7,085	8.4%
Derivative assets	2,031	2.5%	2,551	3.0%
Real estate	—	—%	624	0.7%
Short-term investments	235	0.3%	201	0.2%
Other investments	113	0.1%	133	0.2%
Total investments	77,591	96.7%	82,054	97.1%
Investment in related parties
Fixed maturity securities, at fair value
AFS securities	505	0.6%	406	0.5%
Trading securities	305	0.4%	307	0.4%
Investment funds	1,499	1.9%	1,310	1.6%
Short-term investments	123	0.1%	52	0.1%
Other investments	238	0.3%	238	0.3%
Total related party investments	2,670	3.3%	2,313	2.9%
Total investments, including related party	$80,261	100.0%	$84,367	100.0%

The decrease in our total investments, including related party, as of March 31, 2018 of $4.1 billion compared to December 31, 2017 was mainly driven by the deconsolidation of $5.9 billion related to our former German operations, the change in unrealized gains and losses on AFS securities and a decrease in derivative assets. Unrealized gains and losses on AFS securities decreased $1.3 billion attributed to the increase in U.S. treasury rates and credit spreads widening. Derivative assets decreased by $520 million primarily attributed to the decrease in equity markets as the S&P 500 index decreased by 1.2% in the quarter. These were partially offset by the deployment of cash, strong growth in deposits of $2.1 billion less liability outflows of $1.8 billion and the reinvestment of earnings.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including real estate and other real asset funds, credit funds, private equity funds and hedge funds. We have a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. We acquired certain investment funds from AAA Investor (which are classified as private equity investments and consolidated VIEs) as a one-time capital contribution by our largest shareholder in advance of the Aviva USA acquisition. With respect to investment fund portfolios that we received in these transactions, we actively reinvest these investments in our preferred credit-oriented strategies over time as we liquidate these holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2018
(In millions, except percentages)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$25	$—	$—	$25	0.0%
U.S. state, municipal and political subdivisions	995	140	(3)	1,132	1.9%
Foreign governments	137	2	(3)	136	0.2%
Corporate	35,489	875	(497)	35,867	60.7%
CLO	5,617	36	(11)	5,642	9.5%
ABS	4,595	44	(32)	4,607	7.8%
CMBS	1,981	32	(34)	1,979	3.3%
RMBS	8,532	666	(11)	9,187	15.7%
Total AFS securities	57,371	1,795	(591)	58,575	99.1%
AFS securities – related party
CLO	456	4	—	460	0.8%
ABS	45	—	—	45	0.1%
Total AFS securities – related party	501	4	—	505	0.9%
Total AFS securities, including related party	$57,872	$1,799	$(591)	$59,080	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	0.1%
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	1.9%
Foreign governments	2,575	116	(8)	2,683	4.3%
Corporate	35,173	1,658	(171)	36,660	59.5%
CLO	5,039	53	(8)	5,084	8.2%
ABS	3,945	53	(27)	3,971	6.4%
CMBS	1,994	48	(21)	2,021	3.3%
RMBS	8,721	652	(7)	9,366	15.2%
Total fixed maturity securities	58,506	2,752	(246)	61,012	98.9%
Equity securities	271	7	(1)	277	0.4%
Total AFS securities	58,777	2,759	(247)	61,289	99.3%
Fixed maturity securities – related party
CLO	353	7	—	360	0.6%
ABS	46	—	—	46	0.1%
Total AFS securities – related party	399	7	—	406	0.7%
Total AFS securities, including related party	$59,176	$2,766	$(247)	$61,695	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$11,533	19.5%	$12,026	19.6%
Financial	11,475	19.4%	11,824	19.3%
Utilities	8,400	14.2%	8,296	13.5%
Communication	2,447	4.2%	2,607	4.2%
Transportation	2,012	3.4%	1,907	3.1%
Total corporate	35,867	60.7%	36,660	59.7%
Other government-related securities
U.S. state, municipal and political subdivisions	1,132	1.9%	1,165	1.9%
Foreign governments	136	0.3%	2,683	4.4%
U.S. government and agencies	25	0.0%	62	0.1%
Total non-structured securities	37,160	62.9%	40,570	66.1%
Structured securities
CLO	6,102	10.3%	5,444	8.9%
ABS	4,652	7.9%	4,017	6.5%
CMBS	1,979	3.3%	2,021	3.3%
RMBS
Agency	81	0.1%	87	0.1%
Non-agency	9,106	15.5%	9,279	15.1%
Total structured securities	21,920	37.1%	20,848	33.9%
Total fixed maturity securities, including related party	$59,080	100.0%	$61,418	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our total fixed maturity securities, including related parties, was $59.1 billion and $61.4 billion as of March 31, 2018 and December 31, 2017, respectively. The decrease was mainly driven by the deconsolidation of $5.9 billion related to our former German operations and the change in unrealized gains and losses on AFS securities. Unrealized gains and losses on AFS securities decreased $1.3 billion attributed to the increase in U.S. treasury rates and credit spreads widening. These were partially offset by the deployment of cash, strong growth in deposits of $2.1 billion less liability outflows of $1.8 billion and the reinvestment of earnings.

The Securities Valuation Office (SVO) of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement Blank. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. With important exceptions discussed below, if a security has been rated by an Nationally Recognized Statistical Rating Organization (NRSRO), the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

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

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our German operations applying NRSRO ratings to map to NAIC designations) is as follows:

	March 31, 2018			December 31, 2017
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$28,792	$29,740	50.4%	$30,906	$32,447	52.8%
2	25,451	25,744	43.6%	24,147	25,082	40.9%
Total investment grade	54,243	55,484	94.0%	55,053	57,529	93.7%
3	2,913	2,910	4.9%	2,978	3,040	5.0%
4	633	608	1.0%	789	765	1.2%
5	76	69	0.1%	70	66	0.1%
6	7	9	0.0%	15	18	0.0%
Total below investment grade	3,629	3,596	6.0%	3,852	3,889	6.3%
Total fixed maturity securities, including related party	$57,872	$59,080	100.0%	$58,905	$61,418	100.0%

Substantially all of our AFS fixed maturity portfolio, 94.0% and 93.7% as of March 31, 2018 and December 31, 2017, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$19,353	32.7%	$21,448	34.9%
BBB	23,989	40.6%	23,572	38.4%
Non-rated[1]	6,488	11.0%	6,592	10.7%
Total investment grade	49,830	84.3%	51,612	84.0%
BB	2,981	5.1%	3,091	5.0%
B	1,016	1.7%	1,198	2.0%
CCC	3,202	5.4%	2,696	4.4%
CC and lower	1,591	2.7%	2,302	3.8%
Non-rated[1]	460	0.8%	519	0.8%
Total below investment grade	9,250	15.7%	9,806	16.0%
Total fixed maturity securities, including related party	$59,080	100.0%	$61,418	100.0%

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

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 15.7% and 16.0% as of March 31, 2018 and December 31, 2017, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of March 31, 2018 and December 31, 2017, the non-rated securities shown above were comprised of 45% and 44%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 43% and 42%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of each of March 31, 2018 and December 31, 2017, 93% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. These holdings were $4.7 billion and $4.0 billion as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, our ABS portfolio included $4.4 billion (94% of the total) and $3.8 billion (94% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $4.2 billion (90% of the total) and $3.6 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $6.1 billion and $5.4 billion as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, our CLO portfolio included $5.4 billion (89% of the total) and $4.6 billion (85% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $5.7 billion (93% of the total) and $4.8 billion (88% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.0 billion as of each of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, our CMBS portfolio included $1.9 billion (96% of the total) and $1.9 billion (95% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.4 billion (68% of the total) and $1.4 billion (70% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $9.2 billion and $9.4 billion as of March 31, 2018 and December 31, 2017, respectively. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which are generally considered investment grade based on NAIC designations, given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our amortized cost.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,460	92.1%	$8,714	93.0%
2	422	4.6%	360	3.8%
Total investment grade	8,882	96.7%	9,074	96.8%
3	198	2.2%	213	2.3%
4	102	1.1%	73	0.8%
5	5	0.0%	6	0.1%
Total below investment grade	305	3.3%	292	3.2%
Total RMBS	$9,187	100.0%	$9,366	100.0%

NRSRO rating agency designation
AAA/AA/A	$353	3.8%	$335	3.6%
BBB	385	4.2%	347	3.7%
Non-rated[1]	2,886	31.4%	2,866	30.6%
Total investment grade	3,624	39.4%	3,548	37.9%
BB	371	4.0%	415	4.4%
B	364	4.0%	417	4.5%
CCC	3,110	33.9%	2,580	27.5%
CC and lower	1,587	17.3%	2,298	24.5%
Non-rated[1]	131	1.4%	108	1.2%
Total below investment grade	5,563	60.6%	5,818	62.1%
Total RMBS	$9,187	100.0%	$9,366	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations.

A significant majority of our RMBS portfolio, 96.7% and 96.8% as of March 31, 2018 and December 31, 2017, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which resulted in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovery of all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of March 31, 2018 and December 31, 2017, NRSROs characterized 39.4% and 37.9%, respectively, of our RMBS as investment grade.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of March 31, 2018, our fixed maturity securities, including related party, had a fair value of $59.1 billion, which was 2.1% above amortized cost of $57.9 billion. As of December 31, 2017, our fixed maturity securities, including related party, had a fair value of $61.4 billion, which was 4.3% above amortized cost of $58.9 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC designations:

	March 31, 2018
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$8,903	$(204)	$8,699	97.7%	$29,740	(0.7)%
2	11,121	(289)	10,832	97.4%	25,744	(1.1)%
Total investment grade	20,024	(493)	19,531	97.5%	55,484	(0.9)%
3	1,483	(47)	1,436	96.8%	2,910	(1.6)%
4	409	(43)	366	89.5%	608	(7.1)%
5	66	(8)	58	87.9%	69	(11.6)%
6	—	—	—	—%	9	—%
Total below investment grade	1,958	(98)	1,860	95.0%	3,596	(2.7)%
Total	$21,982	$(591)	$21,391	97.3%	$59,080	(1.0)%

	December 31, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$4,901	$(100)	$4,801	98.0%	$32,447	(0.3)%
2	4,284	(82)	4,202	98.1%	25,082	(0.3)%
Total investment grade	9,185	(182)	9,003	98.0%	57,529	(0.3)%
3	881	(19)	862	97.8%	3,040	(0.6)%
4	451	(40)	411	91.1%	765	(5.2)%
5	60	(5)	55	91.7%	66	(7.6)%
6	5	—	5	100.0%	18	—%
Total below investment grade	1,397	(64)	1,333	95.4%	3,889	(1.6)%
Total	$10,582	$(246)	$10,336	97.7%	$61,418	(0.4)%

The gross unrealized losses on AFS fixed maturity securities, including related party, were $591 million and $246 million as of March 31, 2018 and December 31, 2017, respectively. The increase in unrealized losses was driven by the increase in U.S. treasury rates and credit spreads widening during three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, we held $4.5 billion and $4.4 billion, respectively, in energy sector fixed maturity securities, or 8% and 7% of the total fixed maturity securities, including related parties, respectively. The gross unrealized capital losses on these securities were $75 million and $33 million, or 13% and 13% of the total unrealized losses, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the three months ended March 31, 2018, we recorded $3 million of OTTI losses comprised of $2 million related to corporate fixed maturities and $1 million related to RMBS. Of the OTTI losses recognized during three months ended March 31, 2018, there were no OTTI losses related to the energy sector. During the three months ended March 31, 2017, we recorded $1 million of OTTI losses, all of which related to ABS. Of the OTTI losses recognized during 2017, there were no OTTI losses related to the energy sector. The annualized OTTI losses we have experienced for the three months ended March 31, 2018 and 2017, translate into 2 basis points and 1 basis point, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities is invested in securities with international exposure. As of March 31, 2018 and December 31, 2017, 30% and 33% of the carrying value of our fixed maturity securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	March 31, 2018			December 31, 2017
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$537	$530	3.0%	$498	$511	2.6%
Italy	37	39	0.2%	59	64	0.3%
Spain	32	35	0.2%	209	225	1.1%
Portugal	—	—	—%	1	1	0.0%
Total Ireland, Italy, Greece, Spain and Portugal[1]	606	604	3.4%	767	801	4.0%
Other Europe	5,713	5,805	32.6%	8,087	8,395	42.0%
Total Europe	6,319	6,409	36.0%	8,854	9,196	46.0%
Non-U.S. North America	8,814	8,888	49.9%	8,048	8,220	41.2%
Australia & New Zealand	1,586	1,586	8.9%	1,443	1,481	7.4%
Central & South America	398	408	2.3%	481	508	2.6%
Africa & Middle East	190	189	1.1%	193	196	1.0%
Asia/Pacific	333	329	1.8%	321	327	1.6%
Supranational	—	—	—%	39	41	0.2%
Total	$17,640	$17,809	100.0%	$19,379	$19,969	100.0%

1 As of each of the respective periods, we had no holdings in Greece.

Approximately 91.5% and 90.9% of these securities are investment grade by NAIC designation as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, 10% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 20% were invested in securities of non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $604 million and $801 million as of March 31, 2018 and December 31, 2017, respectively, of exposure in these countries.

As of March 31, 2018, we held United Kingdom and Channel Islands fixed maturity securities of $2.0 billion, or 3.4% of the total fixed maturities including related parties. As of March 31, 2018, these securities were in an unrealized gain position of $11 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.4 billion and $2.5 billion as of March 31, 2018 and December 31, 2017, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$1,389	22.6%	$1,187	19.0%
Retail	1,167	19.0%	1,223	19.6%
Hotels	935	15.2%	928	14.9%
Industrial	789	12.9%	944	15.2%
Apartment	441	7.2%	525	8.4%
Other commercial[1]	412	6.7%	440	7.1%
Total net commercial mortgage loans	5,133	83.6%	5,247	84.2%
Residential loans	1,006	16.4%	986	15.8%
Total mortgage loans, net of allowances	$6,139	100.0%	$6,233	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $6.1 billion and $6.2 billion as of March 31, 2018 and December 31, 2017, respectively. This included $1.8 billion of mezzanine mortgage loans for both of the respective periods. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2018, we had $37 million of mortgage loans that were 90 days past due and $8 million in the process of foreclosure. As of December 31, 2017, we had $28 million of mortgage loans that were 90 days past due and $1 million in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of March 31, 2018 and December 31, 2017, we had not recorded any new specific loan valuation allowances and we recorded $0 million and $3 million, respectively, of OTTI through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $1 million and $2 million as of March 31, 2018 and December 31, 2017, respectively, attributable to loans acquired in connection with the acquisition of Aviva USA.

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. A portion of our current investment funds and VIE holdings are comprised of certain investment funds contributed by the AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the condensed consolidated financial statements. At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of March 31, 2018, the assets consisted of $149 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table illustrates our consolidated VIE positions:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Fixed maturity securities
Trading securities	$47	5.8%	$48	5.5%
Equity securities	177	21.8%	240	27.8%
Investment funds	582	71.8%	571	66.1%
Cash and cash equivalents	3	0.4%	4	0.5%
Other assets	2	0.2%	1	0.1%
Total assets of consolidated VIEs	$811	100.0%	$864	100.0%

Liabilities of consolidated VIEs
Other liabilities	$1	100.0%	$2	100.0%
Total liabilities of consolidated VIEs	$1	100.0%	$2	100.0%

The assets of consolidated VIEs were $811 million and $864 million as of March 31, 2018 and December 31, 2017, respectively. The liabilities of consolidated VIEs were $1 million and $2 million as of March 31, 2018 and December 31, 2017, respectively.

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$240	8.8%	$271	10.5%
Real estate and other real assets	174	6.4%	161	6.2%
Natural resources	4	0.1%	4	0.2%
Hedge funds	56	2.1%	61	2.4%
Credit funds	173	6.3%	202	7.8%
Total investment funds	647	23.7%	699	27.1%
Investment funds – related parties
Private equity – A-A Mortgage	418	15.3%	403	15.6%
Private equity	283	10.4%	180	7.0%
Real estate and other real assets	322	11.8%	297	11.5%
Natural resources	98	3.6%	74	2.9%
Hedge funds	99	3.6%	93	3.6%
Credit funds	279	10.3%	263	10.2%
Total investment funds – related parties	1,499	55.0%	1,310	50.8%
Investment funds owned by consolidated VIEs
Private equity – MidCap	534	19.6%	528	20.4%
Credit funds	20	0.7%	21	0.8%
Real estate and other real assets	28	1.0%	22	0.9%
Total investment funds owned by consolidated VIEs	582	21.3%	571	22.1%
Total investment funds, including related parties and VIEs	$2,728	100.0%	$2,580	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, the total investment funds, including related party and consolidated VIEs, were $2.7 billion and $2.6 billion as of March 31, 2018 and December 31, 2017, respectively. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest rate and equity market risks expose us to potential volatility in our earnings period-over-period related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of March 31, 2018, the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income. The change in the embedded derivative in our reinsurance agreements, which is similar to a total return swap on the income generated by the underlying assets held by the ceding companies, is recorded in investment related gains (losses). Although we do not directly control the underlying investments in the funds withheld at interest, in each instance the ceding company has hired AAM to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. state, municipal and political subdivisions	$111	1.6%	$117	1.6%
Corporate	2,164	30.5%	2,095	29.6%
CLO	618	8.7%	669	9.4%
ABS	938	13.2%	886	12.5%
CMBS	287	4.0%	290	4.1%
RMBS	1,515	21.4%	1,551	21.9%
Equity securities	28	0.4%	28	0.4%
Mortgage loans	788	11.1%	792	11.2%
Investment funds	454	6.4%	376	5.3%
Derivative assets	56	0.8%	78	1.1%
Short-term investments	35	0.5%	16	0.2%
Cash and cash equivalents	65	0.9%	132	1.9%
Other assets and liabilities	34	0.5%	55	0.8%
Total funds withheld at interest	$7,093	100.0%	$7,085	100.0%

As of each of March 31, 2018 and December 31, 2017, we held $7.1 billion of funds withheld at interest receivables. Approximately 94.9% and 94.2% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2018 and December 31, 2017, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Invested Assets

The following summarizes our invested assets:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Invested Asset Value[1]	Percent of Total
Corporate	$38,896	49.4%	$37,059	$1,536	$38,595	46.9%
CLO	6,241	7.9%	5,914	—	5,914	7.2%
Credit	45,137	57.3%	42,973	1,536	44,509	54.1%
RMBS	10,288	13.1%	10,532	—	10,532	12.8%
Mortgage loans	6,925	8.8%	6,858	165	7,023	8.5%
CMBS	2,311	2.9%	2,322	—	2,322	2.8%
Real estate held for investment	—	—%	—	625	625	0.8%
Real estate	19,524	24.8%	19,712	790	20,502	24.9%
ABS	5,852	7.5%	4,824	—	4,824	5.9%
Alternative investments	3,615	4.6%	3,692	137	3,829	4.6%
State, municipal, political subdivisions and foreign government	1,309	1.7%	1,347	2,411	3,758	4.5%
Unit-linked assets	—	—%	—	407	407	0.5%
Equity securities	194	0.2%	192	128	320	0.4%
Short-term investments	339	0.4%	228	—	228	0.3%
U.S. government and agencies	32	0.0%	29	35	64	0.1%
Other investments	11,341	14.4%	10,312	3,118	13,430	16.3%
Cash and equivalents	1,732	2.2%	2,504	296	2,800	3.4%
Policy loans and other	989	1.3%	761	296	1,057	1.3%
Total invested assets	$78,723	100.0%	$76,262	$6,036	$82,298	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $78.7 billion and $82.3 billion as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, our total invested assets were mainly comprised of 49.4% of corporate securities, 31.4% of structured securities, 8.8% of mortgage loans and 4.6% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $9.9 billion of private placements, which represented 13% of our total invested assets. The decrease in total invested assets as of March 31, 2018 from December 31, 2017 was primarily driven by the deconsolidation of our former Germany operations, partially offset by the strong growth in deposits over liability outflows and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Invested assets is utilized by management to evaluate our investment portfolio. Invested asset figures are used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Alternative Investments

The following summarizes our alternative investments:

	March 31, 2018		December 31, 2017
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$720	19.9%	$784	20.4%
Private equity – MidCap	534	14.8%	528	13.8%
Private equity – A-A Mortgage (AmeriHome)	514	14.2%	496	12.9%
Private equity – other	619	17.1%	554	14.5%
Mortgage and real assets	678	18.8%	643	16.8%
Hedge funds	184	5.1%	467	12.2%
Public equities	124	3.4%	171	4.5%
Natural resources and other real assets	242	6.7%	186	4.9%
Total alternative investments	$3,615	100.0%	$3,829	100.0%

Alternative investments were $3.6 billion and $3.8 billion as of March 31, 2018 and December 31, 2017, respectively, representing 4.6% of our total invested assets portfolio as of each of March 31, 2018 and December 31, 2017.

Alternative investments do not correspond to total investment funds, including related parties and VIEs, on our condensed consolidated balance sheets. As discussed above in the invested assets section, we adjust the GAAP presentation for funds withheld and modco and de-consolidate VIEs. We also include CLO equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

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

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which was $534 million and $528 million as of March 31, 2018 and December 31, 2017, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 11.79% and 11.74% for the three months ended March 31, 2018 and 2017, respectively. Alternative investment income from CoInvest VII was $16 million and $16 million for the three months ended March 31, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our alternative investment in A-A Mortgage was $514 million and $496 million as of March 31, 2018 and December 31, 2017, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 13.75% and 10.11% for the three months ended March 31, 2018 and 2017, respectively. Alternative investment income from A-A Mortgage was $18 million and $11 million for the three months ended March 31, 2018 and 2017, respectively. The increase in alternative investment income of $7 million over 2017 was driven by increases in its overall balance sheet size, origination volumes and retained mortgage servicing rights.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income is included in the Consolidated Results of Operations section.

The reconciliation of shareholders’ equity to adjusted shareholders’ equity included in the adjusted book value per share, adjusted debt to capital ratio, adjusted ROE and adjusted operating ROE is as follows:

(In millions)	March 31, 2018	December 31, 2017
Total shareholders’ equity	$8,695	$9,208
Less: AOCI	585	1,415
Less: Reinsurance unrealized gains and losses	107	161
Total adjusted shareholders’ equity	$8,003	$7,632

Segment adjusted shareholders’ equity
Retirement Services	$5,552	$5,304
Corporate and Other	2,451	2,328
Total adjusted shareholders’ equity	$8,003	$7,632

The reconciliation of net income to adjusted net income included in adjusted ROE is as follows:

	Three months ended March 31,
(In millions)	2018	2017
Net income	$268	$384
Reinsurance unrealized gains and losses	54	(43)
Adjusted net income	$322	$341

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP net investment income	$855	4.41%	$786	4.32%
Reinsurance embedded derivative impacts	45	0.22%	45	0.25%
Net VIE earnings	15	0.08%	11	0.06%
Alternative income gain (loss)	1	0.01%	(13)	(0.07)%
Held for trading amortization	(23)	(0.12)%	(15)	(0.08)%
Total adjustments to arrive at net investment earnings/earned rate	38	0.19%	28	0.16%
Total net investment earnings/earned rate	$893	4.60%	$814	4.48%

Retirement Services	$866	4.63%	$780	4.76%
Corporate and Other	27	3.76%	34	1.88%
Total net investment earnings/earned rate	$893	4.60%	$814	4.48%

Retirement Services average invested assets	$74,735		$65,576
Corporate and Other average invested assets	2,844		7,123
Consolidated average invested assets	$77,579		$72,699

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting on deferred annuities, and the respective rates, is as follows:

	Three months ended March 31,
	2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$19	0.13%	$692	5.02%
Interest credited other than deferred annuities	(40)	(0.27)%	(26)	(0.19)%
FIA option costs	174	1.18%	145	1.04%
Product charges (strategy fees)	(22)	(0.15)%	(17)	(0.12)%
Reinsurance embedded derivative impacts	3	0.02%	9	0.07%
Change in fair value of embedded derivatives – FIAs	133	0.90%	(534)	(3.87)%
Negative VOBA amortization	10	0.07%	12	0.09%
Unit-linked change in reserves	—	—%	(18)	(0.13)%
Other changes in interest sensitive contract liabilities	(2)	(0.01)%	—	—%
Total adjustments to arrive at cost of crediting on deferred annuities	256	1.74%	(429)	(3.11)%
Retirement Services cost of crediting on deferred annuities	$275	1.87%	$263	1.91%

Average account value	$58,993		$55,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	March 31, 2018	December 31, 2017
Total investments, including related parties	$80,261	$84,367
Derivative assets	(2,031)	(2,551)
Cash and cash equivalents (including restricted cash)	2,822	4,993
Accrued investment income	620	652
Payables for collateral on derivatives	(1,145)	(2,323)
Reinsurance funds withheld and modified coinsurance	(467)	(579)
VIE assets, liabilities and noncontrolling interest	810	862
AFS unrealized (gain) loss	(1,332)	(2,794)
Ceded policy loans	(286)	(296)
Net investment receivables (payables)	(529)	(33)
Total adjustments to arrive at invested assets	(1,538)	(2,069)
Total invested assets	$78,723	$82,298

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	March 31, 2018	December 31, 2017
Investment funds, including related parties and VIEs	$2,728	$2,580
CLO equities included in trading securities	163	182
Financial Credit Investment special-purpose vehicle included in trading securities related party	—	287
Investment funds within funds withheld at interest	454	416
Royalties, other assets included in other investments and other assets	74	76
Net assets of the VIE, excluding investment funds	196	288
Total adjustments to arrive at alternative investments	887	1,249
Alternative investments	$3,615	$3,829

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	March 31, 2018	December 31, 2017
Total liabilities	$84,862	$90,539
Long-term debt	(992)	—
Derivative liabilities	(186)	(134)
Payables for collateral on derivatives	(1,145)	(2,323)
Funds withheld liability	(395)	(407)
Other liabilities	(1,277)	(1,222)
Liabilities of consolidated VIEs	(1)	(2)
Reinsurance ceded receivables	(4,834)	(4,972)
Policy loans ceded	(286)	(296)
Total adjustments to arrive at reserve liabilities	(9,116)	(9,356)
Total reserve liabilities	$75,746	$81,183

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of March 31, 2018 was $48.8 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which is undrawn as of the date hereof and has a remaining term of approximately three years. On January 3, 2018, we filed a registration statement on Form S-3 ASR (Shelf Registration Statement), which, subject to market conditions and other factors, provides us with access to the capital markets and on January 12, 2018, we issued $1.0 billion of senior unsecured notes under our Shelf Registration Statement. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

•	we hold enough cash, cash equivalents and other discounted liquid limit assets to cover 12 months of AHL’s and Athene USA’s projected obligations, including debt servicing costs

▪	minimum of 50% of expenses and 100% of debt servicing to be held in cash and cash equivalents at AHL operating accounts

▪	minimum of 50% of any required AHL – Athene USA inter-company loan commitments to be held in cash and cash equivalents by AHL

▪	dividends required from ALRe must be available under moderate and substantial stress

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of March 31, 2018 and December 31, 2017, approximately 86% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2018 and December 31, 2017, approximately 72% of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, PRT obligations and payout annuities are generally non-surrenderable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2018	2017
Net income	$268	$384
Non-cash revenues and expenses	305	45
Net cash provided by operating activities	573	429

Sales, maturities, and repayment of investments	4,242	3,688
Purchases and acquisitions of investments	(7,057)	(5,171)
Other investing activities	(69)	355
Net cash used in investing activities	(2,884)	(1,128)

Deposits on investment-type policies and contracts	1,774	1,925
Withdrawals on investment-type policies and contracts	(1,474)	(1,399)
Net change in cash collateral posted for derivative transactions	(1,178)	298
Net proceeds and repayment of debt	998	—
Other financing activities	19	(7)
Net cash provided by financing activities	139	817
Effect of exchange rate changes on cash and cash equivalents	—	4
Net (decrease) increase in cash and cash equivalents[1]	$(2,172)	$122

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, and operating expenses. Our operating activities generated cash flows totaling $573 million and $429 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2018 compared to 2017 was primarily driven by an increase in premiums due to $266 million of PRT premiums and an increase in net investment income reflecting an increase in our investment portfolio attributed to the strong growth in deposits.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $2.9 billion and $1.1 billion for the three months ended March 31, 2018 and 2017, respectively. The change in cash used in investing activities for the three months ended March 31, 2018 compared to 2017 was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows, the investment of proceeds from our debt issuance and the reinvestment of earnings.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $139 million and $817 million for the three months ended March 31, 2018 and 2017, respectively. The change in cash provided from financing activities for the three months ended March 31, 2018 was primarily attributed to the change in cash collateral posted for derivative transactions, partially offset by proceeds from the issuance of debt.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Shelf Registration

On January 3, 2018, we filed our Shelf Registration Statement with the United States Securities and Exchange Commission (SEC), which became effective upon filing. Under our Shelf Registration Statement, we have the ability to issue, in indeterminate amounts, debt securities, preferred shares, depositary shares, Class A common shares, warrants and units. On January 12, 2018 we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028 under our Shelf Registration Statement.

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and the FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $39 million and $36 million of FHLB common stock as of March 31, 2018 and December 31, 2017, respectively. In the second quarter of 2018, we purchased an additional $7 million in FHLB common stock in conjunction with a short-term borrowing.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of March 31, 2018 or December 31, 2017. In the second quarter of 2018, we borrowed $183 million from the FHLBDM through their variable rate short-term federal funds program.

On August 11, 2016, we provided notice to the FHLBI that Athene Life Insurance Company (ALIC) is withdrawing its membership thereto. The FHLBI confirmed receipt of our request on the following day. Pursuant to the FHLBI’s capital plan, ALIC’s membership will be withdrawn as of the fifth anniversary of the FHLBI’s receipt of our notice. Until such time that ALIC’s membership is withdrawn, ALIC continues to have all of the rights and obligations of being a member of the FHLBI, except that with respect to some or all of the FHLBI stock that ALIC owns, we will be entitled to a lower dividend amount, to the extent that the FHLBI declares a dividend. ALIC may continue to borrow from the FHLBI, provided that without the consent of the FHLBI, the transaction must mature or otherwise terminate prior to ALIC’s withdrawal of membership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2018 and December 31, 2017, we had an aggregate of $616 million and $573 million, respectively, of outstanding FHLB funding agreements. See Note 12 – Commitments and Contingencies to the condensed consolidated financial statements for details of issued funding agreements and related collateral.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2018, the total maximum borrowings under the FHLBDM facility were limited to $16.5 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that, as of March 31, 2018, we had the ability to draw up to a total of approximately $1.5 billion, inclusive of borrowings then outstanding, but excluding the borrowing occurring during the second quarter of 2018 discussed above. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Capital Resources

As of December 31, 2017 and 2016, our U.S. insurance companies’ TAC, as defined by the NAIC, was $1.9 billion and $1.8 billion, respectively, and our ALRe statutory capital as defined by the BMA, was $7.0 billion and $6.1 billion, respectively. As of December 31, 2017 and 2016, our U.S. RBC ratio was 490% and 478%, respectively, and our BSCR ratio was 354% and 228%, respectively, all above our internal targets. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to ACL. Our TAC was significantly in excess of all regulatory standards and above our internal targets as of March 31, 2018, December 31, 2017 and 2016, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum economic balance sheet (EBS) capital and surplus to meet the Enhanced Capital Requirement (ECR). Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $7.7 billion and $4.4 billion resulting in a BSCR ratio of 354% and 228% as of December 31, 2017 and 2016, respectively. The MRC ratio to be considered solvent by the BMA is 100%. As of March 31, 2018, December 31, 2017 and 2016, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2017 and 2016, our ALRe RBC ratio was 562% and 529%, respectively, both above our internal targets. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position, provides us the opportunity to take advantage of market dislocations as they arise. Changes in U.S. tax rates under the Tax Act may impact our RBC ratios. See Part I—Item 1. Business–Regulation–United States–Tax Reform in our 2017 Annual Report for further discussion.

Balance Sheet and Other Arrangements

Contractual Obligations

As of March 31, 2018, there have been no significant changes to contractual obligations since December 31, 2017, except for the addition of long-term debt as presented below. See Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report.

	Payments Due by Period
(In millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt	$1,413	$21	$83	$83	$1,226

Other

In the normal course of business, we invest in various investment funds which are considered VIEs, and we consolidate a VIE when we are considered the primary beneficiary of the entity. For further discussion of our involvement with VIEs, see Note 4 – Variable Interest Entities to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2017 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•	fair value of investments;

•	impairment of investments and valuation allowances;

•	future policy benefit reserves;

•	derivatives valuation, including embedded derivatives;

•	deferred acquisition costs, deferred sales inducements and value of business acquired;

•	stock-based compensation;

•	consolidation of VIEs; and

•	valuation allowances on deferred tax assets.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report.

See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for adoption of new and future accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and to a lesser extent, equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report.

There have been no material changes to our market risk exposures from those previously disclosed in the 2017 Annual Report.

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

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of certain legal proceedings affecting us, see Note 12 – Commitments and Contingencies – Litigation, Claims and Assessments to the condensed consolidated financial statements.

Item 1A.    Risk Factors

The following should be read in conjunction with, and supplements and amends, the factors that may affect our business or operations described in Part I—Item 1A. Risk Factors of our 2017 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in our 2017 Annual Report.

The following updates and replaces the last paragraph of the similarly named risk factor included in our 2017 Annual Report:

Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results

BEAT Mitigating Actions

In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we are undertaking certain actions and exploring various alternatives intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by our non-U.S. reinsurance subsidiaries to our U.S. subsidiaries are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” We have made estimates regarding the overall tax rate we expect to experience as a result of undertaking such actions. The determination of each such figure, or range of figures, involves numerous estimates and assumptions regarding the efficacy of such actions in bringing about the desired outcomes and the magnitude of such outcomes to be experienced. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future overall tax rate may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

The following updates and replaces the third paragraph of the similarly named risk factor included in our 2017 Annual Report:

We rely significantly on third parties for investment services and certain other services related to our policies, and we may be held responsible for obligations that arise from the acts or omissions of third parties under their respective agreements with us if they are deemed to have acted on our behalf.

Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic by the TPA retained by such Global Atlantic affiliates to provide services on such policies, as well as on certain annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted to and are being administered by the same TPA. On April 5, 2017, we received notification from the NYSDFS that it planned to undertake a market conduct examination of ALICNY for the period of January 1, 2012 through March 31, 2017 (NYSDFS Market Conduct Examination), and on May 31, 2017, we received notification from the Texas Department of Insurance that it intended to undertake an enforcement proceeding, in each case, relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by such TPA. On November 15, 2017, we received notification from the NYSDFS that its examination of ALICNY had resulted in the identification of a significant number of asserted violations of New York insurance law associated with the life block reinsured to affiliates of Global Atlantic, who have also been overseeing policyholder administration and the TPA servicing the policies in the block, with a significant number of such violations not subject to dispute by the relevant affiliates of Global Atlantic or by us. On January 30, 2018, we received a draft report regarding the NYSDFS Market Conduct Examination from the NYSDFS, which identified in more detail the violations asserted in the November 15, 2017 letter as well as certain other violations. We believe we are nearing a resolution of the NYDFS Market Conduct Examination, but there are no assurances that a definitive agreement will be finalized and executed by the parties. We currently expect that the resolution will not have a material impact on our financial condition, results of operations or cash flows. To the extent we are unable to reach a final agreement with the NYSDFS, it is possible that we may incur fines or penalties which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition to the foregoing, we have received inquiries, and expect to continue to receive inquiries, from other regulatory authorities regarding the conversion matter. It is possible that other jurisdictions may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders. Other than as described above, we are not currently able to estimate the amount of any such fines, penalties or payments arising from these matters with reasonable certainty, but it is possible that such amounts may be material.

The following updates and replaces the similarly named section of risk factors included in our 2017 Annual Report:

Risks Relating to Taxation

The BEAT may significantly increase our tax liability and our efforts to mitigate the cost of the BEAT may be unnecessary, inefficient, ineffective, or counterproductive.

The Tax Act introduced a new tax called the BEAT. The BEAT operates as a minimum tax and is generally calculated as a percentage (5% in 2018, 10% in 2019-2025, and 12.5% in 2026 and thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

Certain of our reinsurance agreements require our U.S. subsidiaries to pay or accrue substantial amounts to our non-U.S. reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” Accordingly, the BEAT could significantly increase the tax liability of our U.S. subsidiaries and have a material adverse effect on our results of operations.

Moreover, our non-U.S. reinsurance subsidiaries pay or accrue substantial amounts to our U.S. subsidiaries under our reinsurance agreements for increases in policy reserves and to reimburse our U.S. subsidiaries for payments of benefits to our policyholders. It is not clear whether such amounts should be netted against the amounts our U.S. subsidiaries pay or accrue to our non-U.S. reinsurance subsidiaries under our reinsurance agreements for purposes of calculating their “base erosion payments” and “base erosion tax benefits.” No assurance can be given that any such amounts will be netted. If the amounts cannot be netted and we do not take action to mitigate or eliminate the BEAT, the tax liability of our U.S. subsidiaries will increase and our results of operations will be materially adversely affected.

In light of the possibility of material additional tax cost to our U.S. subsidiaries due to the lack of clear guidance regarding the application of the BEAT, we have taken steps intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by a non-U.S. reinsurance subsidiary to our U.S. subsidiaries are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” It is possible that we will be required to take further action before the uncertainty regarding the BEAT is resolved, and accordingly our actions may, in hindsight, prove to have been unnecessary and inefficient.

The application of the BEAT to our reinsurance arrangements could be affected by further legislative action, administrative guidance or court decisions. Any such legislative action, administrative guidance or court decisions may not be available at the time that we are required to determine the amount of federal income tax incurred by our U.S. subsidiaries for subsequent quarters, and they could have retroactive effect. Tax authorities may later disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties, and the uncertainty regarding the correct interpretation of the BEAT may make such disagreements more likely. We will determine the appropriateness of our tax provision in accordance with GAAP. However, there can be no assurance that this provision will accurately reflect the amount of federal income tax that our U.S. subsidiaries ultimately pay, as that amount could differ materially from our estimate.

In light of the uncertainties described above and the possibility of material additional tax cost to our U.S. subsidiaries, we continue to explore various alternatives intended to mitigate the potential effect of the BEAT on our results of operations. Such actions may have adverse tax consequences to our business, such as subjecting profit from our affiliate reinsurance to a layer of withholding tax up to 30%, which would not be payable under our current structure. There can be no assurances that we will be able to complete these actions as they are conditioned upon factors beyond our control, such as regulatory approval. In addition, it is possible that we will be required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take may, in hindsight, prove to have been unnecessary, inefficient, ineffective or counterproductive.

AHL or its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

AHL and its non-U.S. subsidiaries are incorporated under the laws of non-U.S. jurisdictions, including Bermuda, and currently intend to operate in a manner that will not cause either to be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, because there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, there can be no assurance that the IRS will not successfully contend that AHL or one of its non-U.S. subsidiaries is engaged in a trade or business in the U.S. In addition, although AHL and its non-U.S. subsidiaries currently intend to operate in a manner that would not cause them to be treated as engaged in a trade or business within the U.S., the recent enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act, and other factors may cause the companies to conduct their business differently. If AHL or one of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income). Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition and results of future operations.

U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.

AHL’s bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions). AHL’s bye-laws also currently reduce the voting power of Class B common shares held by certain holders if (A) one or more U.S. persons that own (or are treated as owning) more than 9.9% of the total voting power of our common shares own (or are treated as owning) individually or in the aggregate more than 24.9% of the voting power or the value of our common shares or (B) a U.S. person that is classified as an individual, an estate or a trust for U.S. federal income tax purposes owns (or is treated as owning) more than 9.9% of the total voting power of our common shares. Additionally, AHL’s bye-laws require the board of AHL to refer certain decisions with respect to our non-U.S. subsidiaries to our shareholders, and to vote our shares in those subsidiaries accordingly. These provisions were intended to reduce the likelihood that AHL or its non-U.S. subsidiaries will be treated as a CFC, other than for purposes of taking into account related person insurance income (RPII). However, the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions.

Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Internal Revenue Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. subsidiaries are deemed to own all of the stock of AHL’s non-U.S. subsidiaries held by AHL for CFC purposes. Accordingly, AHL’s non-U.S. subsidiaries are currently treated as CFCs, without regard to whether the provisions of our bye-laws described above are effective for purposes of the CFC provisions. The legislative history under the Tax Act indicates that this change was not intended to cause any of AHL’s non-U.S. subsidiaries to be treated as a CFC with respect to a 10% U.S. Shareholder (as defined below) that is not related to our U.S. subsidiaries. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

For any taxable year in which AHL or one of its non-U.S. subsidiaries is treated as a CFC, each U.S. person treated as a “10% U.S. Shareholder” with respect to AHL or its non-U.S. subsidiaries that held our common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year that the relevant company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of the relevant company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). For tax years beginning on or after January 1, 2018, a “10% U.S. Shareholder” of a non-U.S. corporation includes any U.S. person that owns (or is treated as owning) stock of the non-U.S. corporation possessing 10% or more of the total voting power or total value of such non-U.S. corporation’s stock. Any U.S. person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.

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

Because of the limitations in AHL’s bye-laws referred to above, among other factors, we believe it is unlikely that any U.S. person that is treated as owning less than 10% of the total value of AHL would be a 10% U.S. Shareholder of AHL or its non-U.S. subsidiaries. However, because the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions, there can be no assurance that this will be the case. Further, our ability to obtain information that would permit us to enforce the limitation described above may be limited. We will take reasonable steps to obtain such information, but there can be no assurance that such steps will be adequate or that we will be successful in this regard. Accordingly, we may not be able to fully enforce the limitation described above.

U.S. persons who own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.

If any of AHL’s non-U.S. subsidiaries is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each U.S. person that owns our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, a non-U.S. subsidiary generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning 25% or more of the total voting power or value of the relevant company’s stock at any time during the taxable year. We believe that our non-U.S. subsidiaries will be treated as a CFC for this purpose based on the current and expected ownership of our shares.

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

Athene and Apollo have considerable overlap in ownership. If it is determined that the same persons “control” both us and Apollo through owning (or being treated as owning) more than 50% of the vote or value of Athene and Apollo, substantially all of the income of AHL’s non-U.S. reinsurance subsidiaries might constitute RPII. This would trigger the adverse RPII consequences described above to all U.S. persons that hold our Class A common shares directly or indirectly through non-U.S. entities and would have a material adverse effect on the value of their investment in our Class A common shares.

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

Because of the restrictions described above, among other factors, we believe it is likely that one or more exceptions under the RPII rules will apply such that U.S. persons will not be required to include any RPII in their gross income with respect to AHL’s non-U.S. subsidiaries. However, there can be no assurance that this will be the case. Further, our ability to obtain information that would permit us to enforce the restrictions described above may be limited. We will take reasonable steps to obtain such information, but there can be no assurance that such steps will be adequate or that we will be successful in this regard. Accordingly, we may not be able to fully enforce these restrictions.

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

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been significantly altered by the enactment of the Tax Act. See Part I—Item 1. Business–Regulation–United States–Tax Reform in our 2017 Annual Report. In particular, the Tax Act:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended March 31, 2018 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share[1]	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
January 1 – January 31, 2018	28,327	$51.71	—	$—
February 1 – February 28, 2018	223	$49.02	—	$—
March 1 – March 31, 2018	3,010	$47.86	—	$—

[1] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or units or upon the exercise of stock options.

2 As of March 31, 2018, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture for Debt Securities, dated as of January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2018).

4.2
First Supplemental Indenture, dated as of January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 12, 2018).

4.3	Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.2)
10.1
Second Amendment to Credit Agreement, dated as of March 14, 2018, by and among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation, Athene Annuity Re Ltd., the lenders party thereto, and Citibank, N.A., as administrative agent.

10.2
Amended and Restated Guaranty, dated as of March 14, 2018, by and among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation, Athene Annuity Re Ltd., and Citibank, N.A., as administrative agent.

10.3
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

ATHENE HOLDING LTD.

Date: May 4, 2018	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)