Form 10-Q
period 2018-06-30
Athene Holding Ltd
filed 2018-08-03
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of June 30, 2018:

	Class A common shares	164,734,282	Class M-2 common shares	851,103
	Class B common shares	25,483,107	Class M-3 common shares	1,001,110
	Class M-1 common shares	3,388,890	Class M-4 common shares	4,354,425

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

As used in this Form 10-Q, unless the context otherwise indicates, any reference to “Athene,” “our Company,” “the Company,” “us,” “we” and “our” refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to “AHL” refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (report), other than purely historical information, including estimates, projections, statements relating to our business plans, anticipated future tax rates, objectives and expected operating results and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual financial condition, liquidity, results of operations and cash flows may differ materially from those made in or suggested by the forward-looking statements contained in this report. There can be no assurance that actual developments will be those anticipated by us. In addition, even if our financial condition, liquidity, results of operations and cash flows are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management LLC
AGER	AGER Bermuda Holding Ltd., now known as Athora Holding Ltd. and formerly a consolidated subsidiary
AHL	Athene Holding Ltd.
ALIC	Athene Life Insurance Company
ALR	ALR Aircraft Investment Ireland Limited
ALRe	Athene Life Re Ltd.
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, LLC
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

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd., formerly known as AGER Bermuda Holding Ltd. and formerly a consolidated subsidiary
CoInvest Other	AAA Investments (Other), L.P.
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
DOL	United States Department of Labor
MidCap	MidCap FinCo Limited
NAIC	National Association of Insurance Commissioners
NCL LLC	NCL Athene, LLC
NYSDFS	New York State Department of Financial Services
Sprint	Apollo Asia Sprint Co-Investment Fund, L.P.
Voya	Voya Financial, Inc.
VIAC	Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc.

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the National Association of Insurance Commissioners risk-based capital factors
AUM	Assets under management
Alternative investments	Alternative investments, including investment funds, collateralized loan obligation equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
BEAT	Base Erosion and Anti-Abuse Tax
Bermuda capital
The capital of ALRe calculated under U.S. statutory accounting principles, including that for policyholder reserve liabilities which are subjected to U.S. cash flow testing requirements, but excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves

Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
Capital ratio
Ratios calculated (1) with respect to our U.S. insurance subsidiaries, by reference to risk-based capital, (2) with respect to ALRe, by reference to BSCR, and (3) with respect to our former German Group Companies, by reference to solvency capital requirements

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

OTTI	Other-than-temporary impairment
Overall tax rate	Tax rate including corporate income taxes, the BEAT and excise taxes, in each case, to the extent applicable, on a GAAP or non-GAAP basis, as specified
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
PRT	Pension risk transfer
RBC	Risk-based capital
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired
Voya reinsurance transactions	Collectively, the coinsurance and modified coinsurance agreements we entered into on June 1, 2018 with Voya Insurance and Annuity Company and ReliaStar Life Insurance Company

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2018	December 31, 2017
Assets
Investments
Fixed maturity securities, at fair value
Available-for-sale securities (amortized cost: 2018 – $59,445 and 2017 – $58,506)	$59,762	$61,012
Trading securities	2,053	2,196
Equity securities, at fair value	216	790
Mortgage loans, net of allowances (portion at fair value: 2018 – $38 and 2017 – $41)	7,609	6,233
Investment funds (portion at fair value: 2018 – $126 and 2017 – $145)	633	699
Policy loans	504	530
Funds withheld at interest (portion at fair value: 2018 – $150 and 2017 – $312)	7,700	7,085
Derivative assets	1,929	2,551
Real estate (portion held for sale: 2017 – $32)	—	624
Short-term investments, at fair value (cost: 2018 – $289 and 2017 – $201)	289	201
Other investments (portion at fair value: 2018 – $50 and 2017 – $0)	123	133
Total investments	80,818	82,054
Cash and cash equivalents	3,608	4,888
Restricted cash	178	105
Investments in related parties
Fixed maturity securities, at fair value
Available-for-sale securities (amortized cost: 2018 – $958 and 2017 – $399)	956	406
Trading securities	278	307
Investment funds (portion at fair value: 2018 – $198 and 2017 – $30)	1,836	1,310
Funds withheld at interest (portion at fair value: 2018 – $162)	14,221	—
Short-term investments, at fair value (cost: 2018 – $172 and 2017 – $52)	172	52
Other investments	388	238
Accrued investment income (related party: 2018 – $24 and 2017 – $10)	662	652
Reinsurance recoverable (related party: 2018 – $4; portion at fair value: 2018 – $1,717 and 2017 – $1,824)	4,847	4,972
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,715	2,930
Other assets	1,265	969
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading, at fair value – related party	48	48
Equity securities, at fair value – related party	163	240
Investment funds (related party: 2018 – $542 and 2017 – $571; portion at fair value: 2018 – $542 and 2017 – $549)	593	571
Cash and cash equivalents	2	4
Other assets	5	1
Total assets	$114,755	$99,747
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)	June 30, 2018	December 31, 2017
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2018 – $17,742; portion at fair value: 2018 – $9,008 and 2017 – $8,929)	$87,052	$67,708
Future policy benefits (related party: 2018 – $928; portion at fair value: 2018 – $2,249 and 2017 – $2,428)	13,970	17,507
Other policy claims and benefits (related party: 2018 – $2)	136	211
Dividends payable to policyholders	118	1,025
Short-term debt	183	—
Long-term debt	991	—
Derivative liabilities	137	134
Payables for collateral on derivatives	1,746	2,323
Funds withheld liability (portion at fair value: 2018 – $4 and 2017 – $22)	389	407
Other liabilities (related party: 2018 – $69 and 2017 – $64)	1,524	1,222
Liabilities of consolidated variable interest entities	4	2
Total liabilities	106,250	90,539
Commitments and Contingencies (Note 13)
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2018 and 2017 – 425,000,000 shares; issued and outstanding: 2018 – 164,734,282 and 2017 – 142,386,704 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2018 and 2017 – 325,000,000 shares; issued and outstanding: 2018 – 25,483,107 and 2017 – 47,422,399 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,109,560 shares; issued and outstanding: 2018 – 3,388,890 and 2017 – 3,388,890 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 5,000,000 shares; issued and outstanding: 2018 – 851,103 and 2017 – 851,103 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,500,000 shares; issued and outstanding: 2018 – 1,001,110 and 2017 – 1,092,000 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,500,000 shares; issued and outstanding: 2018 – 4,354,425 and 2017 – 4,711,743 shares	—	—
Additional paid-in capital	3,492	3,472
Retained earnings	4,887	4,321
Accumulated other comprehensive income (related party: 2018 – $(2) and 2017 – $48)	126	1,415
Total shareholders' equity	8,505	9,208
Total liabilities and equity	$114,755	$99,747
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Premiums (related party of $582 for the three and six months ended June 30, 2018)	$726	$379	$1,004	$431
Product charges (related party of $5 for the three and six months ended June 30, 2018)	106	85	202	166
Net investment income (related party investment income of $67 and $73 for the three months ended and $143 and $129 for the six months ended June 30, 2018 and 2017, respectively, and related party investment expense of $86 and $76 for the three months ended and $169 and $154 for the six months ended June 30, 2018 and 2017, respectively)	958	821	1,813	1,607
Investment related gains (losses) (related party of $2 and $3 for the three months ended and $19 and $(8) for the six months ended June 30, 2018 and 2017, respectively)	(2)	460	(238)	1,142
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	—	(12)	(3)	(12)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	—	1	—	—
Net other-than-temporary impairment losses	—	(11)	(3)	(12)
Other revenues	6	8	12	16
Revenues of consolidated variable interest entities
Net investment income (related party of $14 and $10 for the three months ended and $24 and $20 for the six months ended June 30, 2018 and 2017, respectively)	14	10	24	20
Investment related gains (losses) (related party of $(11) and $11 for the three months ended and $(6) and $12 for the six months ended June 30, 2018 and 2017, respectively)	(11)	11	(6)	12
Total revenues	1,797	1,763	2,808	3,382
Benefits and expenses
Interest sensitive contract benefits (related party of $20 for the three and six months ended June 30, 2018)	332	553	351	1,245
Amortization of deferred sales inducements	23	11	43	29
Future policy and other policy benefits (related party of $580 for the three and six months ended June 30, 2018)	857	578	1,258	792
Amortization of deferred acquisition costs and value of business acquired	92	67	181	171
Dividends to policyholders	9	49	22	81
Policy and other operating expenses (related party of $3 and $2 for the three months ended and $5 and $6 for the six months ended June 30, 2018 and 2017, respectively)	153	168	295	321
Operating expenses of consolidated variable interest entities	1	—	1	—
Total benefits and expenses	1,467	1,426	2,151	2,639
Income before income taxes	330	337	657	743
Income tax expense	66	11	125	33
Net income	$264	$326	$532	$710

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4	$1.34	$1.66	$2.70	$3.66
Diluted – Class A	1.33	1.65	2.69	3.59
Diluted – Class B	1.34	1.66	2.70	3.66
Diluted – Class M-1	1.34	1.66	2.70	3.66
Diluted – Class M-2	1.33	1.64	2.67	1.80
Diluted – Class M-3	1.34	1.00	2.67	1.08
Diluted – Class M-4	1.04	0.76	1.98	0.98

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$264	$326	$532	$710
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(667)	582	(1,577)	1,001
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	—	(1)	—	—
Unrealized gains (losses) on hedging instruments	101	(33)	45	(38)
Pension adjustments	—	(1)	3	(1)
Foreign currency translation adjustments	(2)	8	(10)	10
Other comprehensive income (loss), before tax	(568)	555	(1,539)	972
Income tax expense (benefit) related to other comprehensive income	(109)	168	(292)	279
Other comprehensive income (loss)	(459)	387	(1,247)	693
Comprehensive income (loss)	$(195)	$713	$(715)	$1,403

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	$—	$3,421	$3,070	$367	$6,858	$1	$6,859
Net income	—	—	710	—	710	—	710
Other comprehensive income	—	—	—	693	693	—	693
Stock-based compensation	—	31	—	—	31	—	31
Retirement or repurchase of shares	—	—	(8)	—	(8)	—	(8)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at June 30, 2017	$—	$3,452	$3,772	$1,060	$8,284	$—	$8,284

Balance at December 31, 2017	$—	$3,472	$4,321	$1,415	$9,208	$—	$9,208
Adoption of accounting standards[1]	—	—	39	(42)	(3)	—	(3)
Net income	—	—	532	—	532	—	532
Other comprehensive loss	—	—	—	(1,247)	(1,247)	—	(1,247)
Issuance of shares, net of expenses	—	1	—	—	1	—	1
Stock-based compensation	—	19	—	—	19	—	19
Retirement or repurchase of shares	—	—	(5)	—	(5)	—	(5)
Balance at June 30, 2018	$—	$3,492	$4,887	$126	$8,505	$—	$8,505

[1] See discussion of adoptions in Note 1 – Business, Basis of Presentation and Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2018	2017
Cash flows from operating activities
Net income	$532	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	181	171
Amortization of deferred sales inducements	43	29
Accretion of net investment premiums, discounts, and other	(99)	(101)
Payment at inception of reinsurance agreements, net (related party: 2018 – $(407))	(394)	—
Stock-based compensation	13	29
Net investment income (related party: 2018 – $(50) and 2017 – $(43))	(32)	(43)
Net recognized (gains) losses on investments and derivatives (related party: 2018 – $(18) and 2017 – $3)	161	(882)
Policy acquisition costs deferred	(311)	(248)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2018 – $(14))	(47)	(9)
Interest sensitive contract liabilities (related party: 2018 – $15)	7	1,140
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2018 – $15)	352	387
Funds withheld assets and liabilities (related party: 2018 – $23)	(32)	(222)
Other assets and liabilities	139	124
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2018 – $5 and 2017 – $(12))	5	(12)
Other operating activities, net	1	—
Net cash provided by operating activities	519	1,073
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities
Available-for-sale securities (related party: 2018 – $97 and 2017 – $73)	6,309	5,987
Trading securities (related party: 2018 – $22 and 2017 – $26)	288	83
Equity securities (related party: 2018 – $0 and 2017 – $22)	2	455
Mortgage loans	686	632
Investment funds (related party: 2018 – $143 and 2017 – $172)	252	221
Derivative instruments and other invested assets	1,062	713
Short-term investments	220	226
Purchases of:
Fixed maturity securities
Available-for-sale securities (related party: 2018 – $(211) and 2017 – $(64))	(8,953)	(9,111)
Trading securities	(81)	(66)
Equity securities	(62)	(492)
Mortgage loans	(1,924)	(1,184)
Investment funds (related party: 2018 – $(556) and 2017 – $(179))	(654)	(227)
Derivative instruments and other invested assets (related party: 2018 – $(150) and 2017 – $0)	(659)	(376)
Real estate	—	(13)
Short-term investments (related party: 2018 – $(121) and 2017 – $(28))	(429)	(177)
Consolidated variable interest entities related:
Sales, maturities and repayments of investments (related party: 2018 – $103 and 2017 – $7)	103	7
Purchases of investments (related party: 2018 – $0 and 2017 – $(22))	(52)	(22)
Deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries	(296)	—
Cash settlement of derivatives	(2)	4
Other investing activities, net	286	748
Net cash used in investing activities	(3,904)	(2,592)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2018	2017
Cash flows from financing activities
Capital contributions	$1	$—
Proceeds from short-term debt	183	—
Proceeds from long-term debt	998	—
Deposits on investment-type policies and contracts (related party: 2018 – $128)	4,375	4,727
Withdrawals on investment-type policies and contracts (related party: 2018 – $(37))	(2,839)	(2,607)
Payments for coinsurance agreements on investment-type contracts, net	(12)	(15)
Net change in cash collateral posted for derivative transactions	(577)	477
Repurchase of common stock	(5)	(8)
Other financing activities, net	52	(5)
Net cash provided by financing activities	2,176	2,569
Effect of exchange rate changes on cash and cash equivalents	—	19
Net (decrease) increase in cash and cash equivalents	(1,209)	1,069
Cash and cash equivalents at beginning of year[1]	4,997	2,516
Cash and cash equivalents at end of period[1]	$3,788	$3,585

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2018 – $17,525)	$18,247	$385
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2018 – $155)	341	285
Investments received from settlements on reinsurance agreements	8	36
Investment in Athora Holding Ltd. received upon deconsolidation	108	—

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

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

Stock Compensation – Nonemployee Share-Based Payments (ASU 2018-07)
The amendments in this update simplify the accounting for share-based payments to nonemployees by aligning with the accounting for share-based payments to employees, with certain exceptions. We will be required to adopt this update on a modified retrospective basis effective January 1, 2019. Early adoption is permitted. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Leases (ASU 2018-11, ASU 2018-10, ASU 2018-01, ASU 2017-13 and ASU 2016-02)
These updates are intended to increase transparency and comparability for lease transactions. ASU 2016-02, among other things, requires a lessee to recognize an asset and a liability for all lease arrangements longer than 12 months. Lessor accounting is largely unchanged. ASU 2016-02 required the adoption of this standard on a modified retrospective basis. However, with the issuance of ASU 2018-11, we are allowed the option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. The standard is effective January 1, 2019 and early adoption is permitted. We have reviewed our existing lease contracts and our implementation efforts are primarily focused on assessing the financial impact of these updates on our consolidated financial statements.

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

	June 30, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Available-for-sale securities
U.S. government and agencies	$143	$—	$(1)	$142	$—
U.S. state, municipal and political subdivisions	1,152	124	(5)	1,271	—
Foreign governments	203	1	(5)	199	—
Corporate	37,258	481	(885)	36,854	1
CLO	5,355	21	(24)	5,352	—
ABS	4,727	32	(43)	4,716	1
CMBS	2,343	28	(47)	2,324	1
RMBS	8,264	648	(8)	8,904	10
Total AFS securities	59,445	1,335	(1,018)	59,762	13
Available-for-sale securities – related party
CLO	473	2	(3)	472	—
ABS	485	2	(3)	484	—
Total AFS securities – related party	958	4	(6)	956	—
Total AFS securities, including related party	$60,403	$1,339	$(1,024)	$60,718	$13

	December 31, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	$—
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	—
Foreign governments	2,575	116	(8)	2,683	—
Corporate	35,173	1,658	(171)	36,660	—
CLO	5,039	53	(8)	5,084	—
ABS	3,945	53	(27)	3,971	1
CMBS	1,994	48	(21)	2,021	1
RMBS	8,721	652	(7)	9,366	11
Total fixed maturity securities	58,506	2,752	(246)	61,012	13
Equity securities[1]	271	7	(1)	277	—
Total AFS securities	58,777	2,759	(247)	61,289	13
Available-for-sale securities – related party
CLO	353	7	—	360	—
ABS	46	—	—	46	—
Total AFS securities – related party	399	7	—	406	—
Total AFS securities, including related party	$59,176	$2,766	$(247)	$61,695	$13

[1] Included in equity securities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	June 30, 2018
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$1,146	$1,145
Due after one year through five years	8,521	8,517
Due after five years through ten years	11,461	11,261
Due after ten years	17,628	17,543
CLO, ABS, CMBS and RMBS	20,689	21,296
Total AFS fixed maturity securities	59,445	59,762
Fixed maturity securities – related party, CLO and ABS	958	956
Total AFS fixed maturity securities, including related party	$60,403	$60,718

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	June 30, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
U.S. government and agencies	$139	$(1)	$1	$—	$140	$(1)
U.S. state, municipal and political subdivisions	125	(1)	77	(4)	202	(5)
Foreign governments	103	(2)	45	(3)	148	(5)
Corporate	17,178	(526)	5,105	(359)	22,283	(885)
CLO	2,270	(21)	267	(3)	2,537	(24)
ABS	1,689	(22)	678	(21)	2,367	(43)
CMBS	880	(20)	382	(27)	1,262	(47)
RMBS	380	(4)	248	(4)	628	(8)
Total AFS securities	22,764	(597)	6,803	(421)	29,567	(1,018)
Available-for-sale securities – related party
CLO	214	(3)	—	—	214	(3)
ABS	127	—	86	(3)	213	(3)
Total AFS securities – related party	341	(3)	86	(3)	427	(6)
Total AFS securities, including related party	$23,105	$(600)	$6,889	$(424)	$29,994	$(1,024)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$34	$(1)	$9	$(1)	$43	$(2)
U.S. state, municipal and political subdivisions	50	(1)	39	(1)	89	(2)
Foreign governments	435	(6)	76	(2)	511	(8)
Corporate	3,992	(49)	2,457	(122)	6,449	(171)
CLO	414	(2)	340	(6)	754	(8)
ABS	515	(5)	549	(22)	1,064	(27)
CMBS	460	(8)	179	(13)	639	(21)
RMBS	506	(3)	210	(4)	716	(7)
Total fixed maturity securities	6,406	(75)	3,859	(171)	10,265	(246)
Equity securities[1]	134	(1)	—	—	134	(1)
Total AFS securities	6,540	(76)	3,859	(171)	10,399	(247)
Available-for-sale securities – related party
CLO	29	—	—	—	29	—
ABS	42	—	—	—	42	—
Total AFS securities – related party	71	—	—	—	71	—
Total AFS securities, including related party	$6,611	$(76)	$3,859	$(171)	$10,470	$(247)

[1] Included in equity securities on the condensed consolidated balance sheets.

As of June 30, 2018, we held 3,517 AFS securities that were in an unrealized loss position. Of this total, 808 were in an unrealized loss position 12 months or more. As of June 30, 2018, we held 17 related party AFS securities that were in an unrealized loss position. Of this total, four were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the six months ended June 30, 2018, we incurred $3 million of net OTTI, of which $2 million related to intent-to-sell impairments. These securities were impaired to fair value as of the impairment date. The remaining net OTTI of $1 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Beginning balance	$7	$16	$7	$16
Initial impairments – credit loss OTTI recognized on securities not previously impaired	—	6	1	6
Reduction in impairments from securities sold, matured or repaid	—	(6)	(1)	(6)
Ending balance	$7	$16	$7	$16

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Fixed maturity securities
AFS securities	$719	$635	$1,387	$1,255
Trading securities	54	53	98	103
Equity securities	2	2	4	5
Mortgage loans	104	90	195	175
Investment funds	58	65	123	120
Funds withheld at interest	86	34	132	70
Other	23	21	46	38
Investment revenue	1,046	900	1,985	1,766
Investment expenses	(88)	(79)	(172)	(159)
Net investment income	$958	$821	$1,813	$1,607

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
AFS securities
Gross realized gains on investment activity	$51	$35	$72	$63
Gross realized losses on investment activity	(37)	(13)	(43)	(21)
Net realized investment gains on AFS securities	14	22	29	42
Net realized investment gains (losses) on trading securities	(76)	42	(165)	28
Net realized investment gains on equity securities	3	2	4	20
Derivative gains (losses)	46	406	(138)	1,060
Other gains (losses)	11	(12)	32	(8)
Investment related gains (losses)	$(2)	$460	$(238)	$1,142

Proceeds from sales of AFS securities were $2,365 million and $1,235 million for the three months ended June 30, 2018 and 2017, respectively, and $4,002 million and $2,766 million for the six months ended June 30, 2018 and 2017, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party, we still held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Trading securities	$30	$48	$(39)	$59
Trading securities – related party	(4)	12	(6)	—
Equity securities	4	(2)	4	13

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
(In millions)	Fixed maturity securities		Mortgage loans
Contractually required payments receivable	$8,695	$9,690	$1,198	$1,140
Less: Cash flows expected to be collected[1]	(7,689)	(8,188)	(1,164)	(1,090)
Non-accretable difference	$1,006	$1,502	$34	$50

Cash flows expected to be collected[1]	$7,689	$8,188	$1,164	$1,090
Less: Amortized cost	(5,905)	(6,168)	(860)	(817)
Accretable difference	$1,784	$2,020	$304	$273

Fair value	$6,426	$6,703	$909	$844
Outstanding balance	7,250	8,026	992	946

[1] Represents the undiscounted principal and interest cash flows expected.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	June 30, 2018
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required payments receivable	$405	$89
Cash flows expected to be collected	381	87
Fair value	310	68

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended June 30, 2018		Six months ended June 30, 2018
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Beginning balance	$1,912	$291	$2,020	$273
Purchases of PCI investments, net of sales	28	16	44	14
Accretion	(105)	(11)	(205)	(21)
Net reclassification from (to) non-accretable difference	(51)	8	(75)	38
Ending balance	$1,784	$304	$1,784	$304

Mortgage Loans—Mortgage loans, net of allowances, consists of the following:

(In millions)	June 30, 2018	December 31, 2017
Commercial mortgage loans	$6,197	$5,223
Commercial mortgage loans under development	37	24
Total commercial mortgage loans	6,234	5,247
Residential mortgage loans	1,375	986
Mortgage loans, net of allowances	$7,609	$6,233

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	June 30, 2018		December 31, 2017
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$1,769	28.4%	$1,187	22.6%
Retail	1,710	27.4%	1,223	23.3%
Hotels	895	14.4%	928	17.7%
Industrial	858	13.8%	944	18.0%
Apartment	545	8.7%	525	10.0%
Other commercial	457	7.3%	440	8.4%
Total commercial mortgage loans	$6,234	100.0%	$5,247	100.0%

U.S. Region
East North Central	$921	14.8%	$643	12.3%
East South Central	160	2.6%	144	2.7%
Middle Atlantic	1,025	16.4%	909	17.3%
Mountain	512	8.2%	492	9.4%
New England	144	2.3%	162	3.1%
Pacific	1,362	21.9%	991	18.9%
South Atlantic	1,362	21.8%	873	16.6%
West North Central	189	3.0%	233	4.4%
West South Central	559	9.0%	655	12.5%
Total U.S. Region	6,234	100.0%	5,102	97.2%
International Region	—	—%	145	2.8%
Total commercial mortgage loans	$6,234	100.0%	$5,247	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties located in the U.S. As of June 30, 2018, California and Florida represented 33.3% and 16.7%, respectively, of the portfolio, and the remaining 50.0% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2017, California, Florida and New York represented 34.3%, 15.6% and 6.0%, respectively, of the portfolio, and the remaining 44.1% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $1 million as of June 30, 2018 and $2 million as of December 31, 2017. We did not record any material activity in the valuation allowance during the six months ended June 30, 2018 or 2017.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of June 30, 2018 and December 31, 2017, $35 million and $28 million, respectively, of our residential mortgage loans were non-performing.

Commercial mortgage loans – As of June 30, 2018 and December 31, 2017, none of our commercial mortgage loans were 30 days or more past due.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	June 30, 2018	December 31, 2017
Less than 50%	$1,952	$1,841
50% to 60%	1,607	1,390
61% to 70%	1,989	1,691
71% to 100%	649	301
Commercial mortgage loans	$6,197	$5,223

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

(In millions)	June 30, 2018	December 31, 2017
Greater than 1.20x	$5,776	$4,742
1.00x – 1.20x	302	297
Less than 1.00x	119	184
Commercial mortgage loans	$6,197	$5,223

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

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	1,713	$28	$102	928	$1	$99
Interest rate swaps	—	—	—	302	—	—
Total derivatives designated as hedges		28	102		1	99
Derivatives not designated as hedges
Equity options	34,189	1,875	13	31,460	2,500	19
Futures	4	3	—	1,134	7	—
Total return swaps	61	1	—	114	5	—
Foreign currency swaps	42	3	4	41	21	3
Interest rate swaps	480	—	1	385	—	2
Credit default swaps	10	—	5	10	—	5
Foreign currency forwards	595	19	12	1,139	17	6
Embedded derivatives
Funds withheld	—	312	4	—	312	22
Interest sensitive contract liabilities	—	—	8,065	—	—	7,436
Total derivatives not designated as hedges		2,213	8,104		2,862	7,493
Total derivatives		$2,241	$8,206		$2,863	$7,592

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2045. During the three months ended June 30, 2018 and 2017, we had foreign currency swap gains of $101 million and losses of $33 million, respectively, recorded in AOCI. During the six months ended June 30, 2018 and 2017, we had foreign currency swap gains of $45 million and losses of $38 million, respectively, recorded in AOCI. There were no amounts reclassified to income during the six months ended June 30, 2018 and 2017, and as of June 30, 2018, no amounts are expected to be reclassified to income within the next 12 months.

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

Interest rate swaps – We use interest rate swaps to reduce market risks from interest rate changes and to alter interest rate exposure arising from duration mismatches between assets and liabilities. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount at specified intervals. Certain of these swaps entered into during the fourth quarter of 2016 were designated as fair value hedges. These fair value hedges were dedesignated during the second quarter of 2018 and there was no material impact as a result.

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

Embedded derivatives – We have embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modified coinsurance (modco) or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Equity options	$89	$259	$(53)	$787
Futures	1	(4)	(4)	(14)
Swaps	(9)	9	(7)	14
Foreign currency forwards	14	19	7	20
Embedded derivatives on funds withheld	(49)	123	(81)	253
Amounts recognized in investment related gains (losses)	46	406	(138)	1,060
Embedded derivatives in indexed annuity products[1]	(54)	(302)	184	(733)
Total gains (losses) on derivatives not designated as hedges	$(8)	$104	$46	$327

[1] Included in interest sensitive contract benefits.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2018
Derivative assets	$1,929	$(59)	$(1,746)	$124	$(111)	$13
Derivative liabilities	(137)	59	56	(22)	—	(22)

December 31, 2017
Derivative assets	$2,551	$(59)	$(2,323)	$169	$(221)	$(52)
Derivative liabilities	(134)	59	63	(12)	—	(12)

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, amounts not subject to master netting or similar agreements were immaterial.

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

Consolidated VIEs—We consolidate AAA Investments (Co-Invest VI), L.P. (CoInvest VI), AAA Investments (Co-Invest VII), L.P. (CoInvest VII), AAA Investments (Other), L.P. (CoInvest Other), NCL Athene, LLC (NCL LLC), Apollo Asia Sprint Co-Investment Fund, L.P. (Sprint) and ALR Aircraft Investment Ireland Limited (ALR), which are investment funds. We are the only limited partner, Class A member or holder of profit participating notes in these investment funds and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, or a related entity, which are related parties. We do not have any voting rights as limited partner and, as the limited partner, Class A member or holder of profit participating notes, do not solely satisfy the power criteria to direct the activities that significantly impact the economics of the VIE. However, the criteria for the primary beneficiary are satisfied by our related party group and, because substantially all of the activities are conducted on our behalf, we consolidate the investment funds.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of June 30, 2018 and December 31, 2017, we had $14 million due to MidCap under the subordinated participation agreement which is reflected as a secured borrowing in other liabilities on the condensed consolidated balance sheets. In addition, we have advanced amounts under a subordinated debt facility to MidCap and, as of June 30, 2018 and December 31, 2017, the principal balance was $245 million, and this is included in other related party investments on the condensed consolidated balance sheets.

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

The following table summarizes the change in unrealized gains (losses) on trading and equity securities of our consolidated variable interest entities still held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Trading securities – related party	$1	$1	$1	$1
Equity securities – related party	(14)	9	(39)	5

Investment funds, including related party – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs; however, our consolidated VIEs are not considered the primary beneficiary of these investment funds. Changes in fair value for certain of these investment funds are included in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income. Investment funds held by CoInvest VII, CoInvest Other and Sprint are related party investments as they are sponsored or managed by Apollo affiliates.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value—See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	June 30, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading	$48	$—	$—	$—	$48
Equity securities	163	—	137	—	26
Investment funds	542	541	—	—	1
Cash and cash equivalents	2	—	2	—	—
Total assets of consolidated VIEs measured at fair value	$755	$541	$139	$—	$75

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading	$48	$—	$—	$—	$48
Equity securities	240	—	212	—	28
Investment funds	549	528	—	—	21
Cash and cash equivalents	4	—	4	—	—
Total assets of consolidated VIEs measured at fair value	$841	$528	$216	$—	$97

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments – The following is a reconciliation for all VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2018
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Fixed maturity securities
Trading securities	$47	$1	$—	$—	$—	$48	$1
Equity securities	28	(2)	—	—	—	26	(2)
Investment funds	20	(3)	—	(16)	—	1	(3)
Total Level 3 assets of consolidated VIEs	$95	$(4)	$—	$(16)	$—	$75	$(4)

[1] Related to instruments held at end of period.

	Three months ended June 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Fixed maturity securities
Trading securities	$50	$1	$—	$—	$—	$51	$—
Equity securities	32	(2)	—	—	—	30	(2)
Investment funds	38	—	1	(7)	—	32	—
Total Level 3 assets of consolidated VIEs	$120	$(1)	$1	$(7)	$—	$113	$(2)

[1] Related to instruments held at end of period.

	Six months ended June 30, 2018
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Fixed maturity securities
Trading securities	$48	$1	$—	$(1)	$—	$48	$1
Equity securities	28	(2)	—	—	—	26	(2)
Investment funds	21	(3)	—	(17)	—	1	(3)
Total Level 3 assets of consolidated VIEs	$97	$(4)	$—	$(18)	$—	$75	$(4)

[1] Related to instruments held at end of period.

	Six months ended June 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated variable interest entities
Fixed maturity securities
Trading securities	$50	$1	$—	$—	$—	$51	$1
Equity securities	43	(13)	—	—	—	30	(13)
Investment funds	38	—	1	(7)	—	32	—
Total Level 3 assets of consolidated VIEs	$131	$(12)	$1	$(7)	$—	$113	$(12)

[1] Related to instruments held at end of period.

There were no transfers between Level 1 or Level 2 during the three and six months ended June 30, 2018 and 2017.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Trading securities	$1	$1	$1	$1
Investment funds	3	—	9	5
Total gains (losses)	$4	$1	$10	$6

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $51 million and $22 million of investment funds accounted for under the equity method and not carried at fair value as of June 30, 2018 and December 31, 2017, respectively; however, the carrying amount approximates fair value.

Non-Consolidated Securities and Investment Funds

Fixed Maturity Securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle, which are included in fixed maturity securities on the condensed consolidated balance sheets. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by GAAP, with the related party, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the balance sheet and classified as AFS or trading.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2018		December 31, 2017
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$633	$1,242	$699	$1,036
Investment in related parties – investment funds	1,836	3,644	1,310	2,598
Assets of consolidated variable interest entities – investment funds	593	594	571	594
Investment in fixed maturity securities	21,879	21,272	21,022	20,278
Investment in related parties – fixed maturity securities	1,234	1,321	713	792
Total non-consolidated investments	$26,175	$28,073	$24,315	$25,298

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	June 30, 2018					December 31, 2017
(In millions, except for percentages and years)	Carrying value	Percent of total	Remaining life in years			Carrying value	Percent of total	Remaining life in years
Investment funds
Private equity	$237	37.4%	0	–	6	$271	38.8%	0	–	7
Real estate and other real assets	179	28.3%	0	–	7	161	23.0%	1	–	7
Natural resources	4	0.6%	0	–	0	4	0.6%	1	–	1
Hedge funds	53	8.4%	0	–	2	61	8.7%	0	–	3
Credit funds	160	25.3%	0	–	4	202	28.9%	0	–	5
Total investment funds	633	100.0%				699	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	432	23.5%	4	–	4	403	30.8%	5	–	5
Private equity – other	441	24.0%	0	–	6	180	13.7%	0	–	10
Real estate and other real assets	499	27.2%	0	–	10	297	22.7%	0	–	7
Natural resources	91	5.0%	3	–	4	74	5.6%	4	–	6
Hedge funds	98	5.3%	0	–	11	93	7.1%	9	–	9
Credit funds	275	15.0%	0	–	3	263	20.1%	2	–	4
Total investment funds – related parties	1,836	100.0%				1,310	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	541	91.2%	N/A			528	92.5%	N/A
Credit funds	1	0.2%	0	–	2	21	3.7%	0	–	3
Real estate and other real assets	51	8.6%	0	–	4	22	3.8%	2	–	3
Total investment funds owned by consolidated VIEs	593	100.0%				571	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$3,062					$2,580

1 A-A Mortgage Opportunities, L.P. (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights. Our total investment in A-A Mortgage, including amounts loaned to A-A Mortgage affiliates, was $604 million and $455 million as of June 30, 2018 and December 31, 2017, respectively.

[2] Our total investment in MidCap, including amounts advanced under credit facilities, was $779 million and $766 million as of June 30, 2018 and December 31, 2017, respectively.

Summarized Ownership of Investment Funds—The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	June 30, 2018	December 31, 2017
Ownership Percentage
100%	$15	$35
50% – 99%	837	520
3% – 49%	1,399	1,301
Equity method investment funds	$2,251	$1,856

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	June 30, 2018	December 31, 2017
Ownership Percentage
50% – 99%	$—	$—
3% – 49%	678	590
Less than 3%	133	134
Fair value option investment funds	$811	$724

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
AFS securities
U.S. government and agencies	$142	$—	$140	$2	$—
U.S. state, municipal and political subdivisions	1,271	—	—	1,271	—
Foreign governments	199	—	—	199	—
Corporate	36,854	—	—	35,892	962
CLO	5,352	—	—	5,071	281
ABS	4,716	—	—	3,265	1,451
CMBS	2,324	—	—	2,127	197
RMBS	8,904	—	—	8,897	7
Total AFS securities	59,762	—	140	56,724	2,898
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	127	—	—	110	17
Corporate	1,338	—	—	1,334	4
CLO	26	—	—	—	26
ABS	89	—	—	—	89
CMBS	49	—	—	49	—
RMBS	419	—	—	115	304
Total trading securities	2,053	—	3	1,610	440
Equity securities	216	—	20	194	2
Mortgage loans	38	—	—	—	38
Investment funds	126	95	—	—	31
Funds withheld at interest – embedded derivative	150	—	—	—	150
Derivative assets	1,929	—	3	1,926	—
Short-term investments	289	—	58	231	—
Other investments	50	—	—	50	—
Cash and cash equivalents	3,608	—	3,608	—	—
Restricted cash	178	—	178	—	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	472	—	—	433	39
ABS	484	—	—	438	46
Total AFS securities – related party	956	—	—	871	85
Trading securities
CLO	114	—	—	—	114
ABS	164	—	—	—	164
Total trading securities – related party	278	—	—	—	278
Investment funds	198	93	—	—	105
Funds withheld at interest – embedded derivative	162	—	—	—	162
Short-term investments	172	—	—	162	10
Reinsurance recoverable	1,717	—	—	—	1,717
Total assets measured at fair value	$71,882	$188	$4,010	$61,768	$5,916
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$8,065	$—	$—	$—	$8,065
Universal life benefits	943	—	—	—	943
Future policy benefits
AmerUs Closed Block	1,490	—	—	—	1,490
ILICO Closed Block and life benefits	759	—	—	—	759
Derivative liabilities	137	—	—	132	5
Funds withheld liability – embedded derivative	4	—	—	4	—
Total liabilities measured at fair value	$11,398	$—	$—	$136	$11,262

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
AFS securities
U.S. government and agencies	$62	$—	$26	$36	$—
U.S. state, municipal and political subdivisions	1,165	—	—	1,165	—
Foreign governments	2,683	—	—	2,683	—
Corporate	36,660	—	—	36,082	578
CLO	5,084	—	—	5,020	64
ABS	3,971	—	—	2,510	1,461
CMBS	2,021	—	—	1,884	137
RMBS	9,366	—	—	9,065	301
Total AFS securities	61,012	—	26	58,445	2,541
Trading securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	138	—	—	121	17
Corporate	1,475	—	—	1,475	—
CLO	27	—	—	10	17
ABS	94	—	—	17	77
CMBS	51	—	—	51	—
RMBS	408	—	—	66	342
Total trading securities	2,196	—	3	1,740	453
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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Trading securities	$(76)	$41	$(165)	$27
Investment funds, including related party investment funds	10	7	6	14
Future policy benefits	51	(19)	135	(15)
Total gains (losses)	$(15)	$29	$(24)	$26

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	June 30, 2018	December 31, 2017
Unpaid principal balance	$37	$40
Mark to fair value	1	1
Fair value	$38	$41

There were no fair value option mortgage loans 90 days or more past due as of June 30, 2018 and December 31, 2017.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
Corporate	$681	$(8)	$(5)	$290	$28	$(24)	$962	$—
CLO	167	—	—	211	32	(129)	281	—
ABS	1,294	3	(9)	273	—	(110)	1,451	—
CMBS	63	—	1	152	—	(19)	197	—
RMBS	38	—	—	—	—	(31)	7	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	—	—	—	4	—	—	4	—
CLO	1	—	—	—	26	(1)	26	—
ABS	—	—	—	—	89	—	89	—
RMBS	321	(17)	—	—	—	—	304	3
Equity securities	—	1	—	1	—	—	2	1
Mortgage loans	41	—	—	(3)	—	—	38	—
Investment funds	25	6	—	—	—	—	31	6
Funds withheld at interest – embedded derivative	207	(57)	—	—	—	—	150	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	62	—	—	38	—	(61)	39	—
ABS	—	—	—	46	—	—	46	—
Trading securities
CLO	91	(1)	—	—	24	—	114	1
ABS	171	(7)	—	—	—	—	164	(7)
Equity securities	—	—	—	—	—	—	—	—
Investment funds	111	(6)	—	—	—	—	105	(6)
Funds withheld at interest – embedded derivative	—	162	—	—	—	—	162	—
Short-term investments	—	—	—	10	—	—	10	—
Reinsurance recoverable	1,713	4	—	—	—	—	1,717	—
Total Level 3 assets	$5,003	$80	$(13)	$1,022	$199	$(375)	$5,916	$(2)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,254)	$(54)	$—	$(757)	$—	$—	$(8,065)	$—
Universal life benefits	(934)	(9)	—	—	—	—	(943)	—
Future policy benefits
AmerUs Closed Block	(1,541)	51	—	—	—	—	(1,490)	—
ILICO Closed Block and life benefits	(764)	5	—	—	—	—	(759)	—
Derivative liabilities	(5)	—	—	—	—	—	(5)	—
Total Level 3 liabilities	$(10,498)	$(7)	$—	$(757)	$—	$—	$(11,262)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS Securities
Foreign governments	$13	$1	$—	$—	$—	$—	$14	$—
Corporate	490	3	4	28	—	(73)	452	—
CLO	100	—	4	17	11	(51)	81	—
ABS	1,222	5	3	11	—	(148)	1,093	—
CMBS	147	1	—	13	48	(87)	122	—
RMBS	60	1	2	6	243	—	312	—
Trading Securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	27	—	—	—	—	(5)	22	1
RMBS	82	(4)	—	22	—	—	100	—
Equity securities	5	—	—	1	—	—	6	—
Mortgage loans	44	—	—	(1)	—	—	43	—
Funds withheld at interest – embedded derivative	212	67	—	—	—	—	279	—
Investments in related parties
Fixed maturity securities
Trading securities, CLO	131	5	—	(12)	31	(32)	123	5
Short-term investments	20	—	—	8	—	—	28	—
Reinsurance recoverable	1,738	44	—	—	—	—	1,782	—
Total Level 3 assets	$4,308	$123	$13	$93	$333	$(396)	$4,474	$6

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,793)	$(302)	$—	$(112)	$—	$—	$(6,207)	$—
Universal life benefits	(910)	(44)	—	—	—	—	(954)	—
Future policy benefits
AmerUs Closed Block	(1,602)	(19)	—	—	—	—	(1,621)	—
ILICO Closed Block and life benefits	(813)	1	—	—	—	—	(812)	—
Derivative liabilities	(7)	1	—	—	—	—	(6)	—
Total Level 3 liabilities	$(9,125)	$(363)	$—	$(112)	$—	$—	$(9,600)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
Corporate	$578	$(3)	$(9)	$340	$64	$(8)	$962	$—
CLO	64	—	2	226	17	(28)	281	—
ABS	1,461	5	(17)	157	—	(155)	1,451	—
CMBS	137	1	(3)	152	—	(90)	197	—
RMBS	301	3	(8)	(19)	7	(277)	7	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	—	—	—	4	—	—	4	—
CLO	17	(1)	—	—	10	—	26	—
ABS	77	(4)	—	—	16	—	89	(3)
RMBS	342	(38)	—	—	—	—	304	2
Equity securities	8	1	—	(7)	—	—	2	—
Mortgage loans	41	—	—	(3)	—	—	38	—
Investment funds	41	(3)	—	(7)	—	—	31	(3)
Funds withheld at interest – embedded derivative	312	(162)	—	—	—	—	150	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	—	—	—	39	—	—	39	—
ABS	—	—	—	46	—	—	46	—
Trading securities
CLO	105	(2)	—	(18)	29	—	114	1
ABS	—	—	—	—	164	—	164	—
Investment funds	—	(3)	—	108	—	—	105	(3)
Funds withheld at interest – embedded derivative	—	162	—	—	—	—	162	—
Short-term investments	—	—	—	10	—	—	10	—
Reinsurance recoverable	1,824	(107)	—	—	—	—	1,717	—
Total Level 3 assets	$5,325	$(151)	$(35)	$1,028	$307	$(558)	$5,916	$(6)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,436)	$184	$—	$(813)	$—	$—	$(8,065)	$—
Universal life benefits	(1,005)	62	—	—	—	—	(943)	—
Future policy benefits
AmerUs Closed Block	(1,625)	135	—	—	—	—	(1,490)	—
ILICO Closed Block and life benefits	(803)	44	—	—	—	—	(759)	—
Derivative liabilities	(5)	—	—	—	—	—	(5)	—
Total Level 3 liabilities	$(10,874)	$425	$—	$(813)	$—	$—	$(11,262)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS Securities
U.S. state, municipal and political subdivisions	$5	$16	$(1)	$(20)	$—	$—	$—	$—
Foreign governments	14	1	—	(1)	—	—	14	—
Corporate	370	4	10	105	—	(37)	452	—
CLO	158	—	9	7	11	(104)	81	—
ABS	1,160	9	17	42	—	(135)	1,093	—
CMBS	152	1	(3)	13	17	(58)	122	—
RMBS	17	1	—	6	296	(8)	312	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(1)	—	(15)	—	(5)	22	2
RMBS	96	(9)	—	24	—	(11)	100	(1)
Equity Securities	5	—	—	1	—	—	6	—
Mortgage loans	44	—	—	(1)	—	—	43	—
Funds withheld at interest – embedded derivative	140	139	—	—	—	—	279	—
Investments in related parties
Fixed maturity securities
AFS Securities
ABS	56	—	1	(4)	—	(53)	—	—
Trading securities
CLO	195	(3)	—	(26)	—	(43)	123	(1)
Short-term investments	—	—	—	28	—	—	28	—
Reinsurance recoverable	1,692	90	—	—	—	—	1,782	—
Total Level 3 assets	$4,164	$248	$33	$159	$324	$(454)	$4,474	$—

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(733)	$—	$(191)	$—	$—	$(6,207)	$—
Universal life benefits	(883)	(71)	—	—	—	—	(954)	—
Future policy benefits
AmerUs Closed Block	(1,606)	(15)	—	—	—	—	(1,621)	—
ILICO Closed Block and life benefits	(794)	(18)	—	—	—	—	(812)	—
Derivative liabilities	(7)	1	—	—	—	—	(6)	1
Total Level 3 liabilities	$(8,573)	$(836)	$—	$(191)	$—	$—	$(9,600)	$1

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended June 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
Corporate	$300	$—	$(2)	$(8)	$290
CLO	211	—	—	—	211
ABS	347	—	—	(74)	273
CMBS	152	—	—	—	152
Trading securities
Corporate	4	—	—	—	4
Equity securities	1	—	—	—	1
Mortgage loans	—	—	—	(3)	(3)
Investments in related parties
Fixed maturity securities
AFS securities
CLO	38	—	—	—	38
ABS	46	—	—	—	46
Trading securities, CLO	30	—	(30)	—	—
Short-term investments	10	—	—	—	10
Total Level 3 assets	$1,139	$—	$(32)	$(85)	$1,022

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(858)	$—	$101	$(757)
Total Level 3 liabilities	$—	$(858)	$—	$101	$(757)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
Corporate	$30	$—	$(1)	$(1)	$28
CLO	24	—	(5)	(2)	17
ABS	99	—	—	(88)	11
CMBS	13	—	—	—	13
RMBS	7	—	—	(1)	6
Trading securities
RMBS	22	—	—	—	22
Equity securities	1	—	—	—	1
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
Fixed maturity securities
Trading securities, CLO	—	—	(12)	—	(12)
Short-term investments	8	—	—	—	8
Total Level 3 assets	$204	$—	$(18)	$(93)	$93

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(160)	$—	$48	$(112)
Total Level 3 liabilities	$—	$(160)	$—	$48	$(112)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
Corporate	$358	$—	$(5)	$(13)	$340
CLO	231	—	(5)	—	226
ABS	356	—	(21)	(178)	157
CMBS	153	—	—	(1)	152
RMBS	—	—	—	(19)	(19)
Trading securities
Corporate	4	—	—	—	4
CLO	7	—	(7)	—	—
Equity securities	1	—	(8)	—	(7)
Mortgage loans	—	—	—	(3)	(3)
Investment funds	—	—	—	(7)	(7)
Investments in related parties
Fixed maturity securities
AFS securities
CLO	39	—	—	—	39
ABS	46	—	—	—	46
Trading securities, CLO	30	—	(48)	—	(18)
Investment funds	108	—	—	—	108
Short-term investments	10	—	—	—	10
Total Level 3 assets	$1,343	$—	$(94)	$(221)	$1,028

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(984)	$—	$171	$(813)
Total Level 3 liabilities	$—	$(984)	$—	$171	$(813)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$(20)	$(20)
Foreign governments	—	—	—	(1)	(1)
Corporate	110	—	(2)	(3)	105
CLO	24	—	(2)	(15)	7
ABS	182	—	—	(140)	42
CMBS	13	—	—	—	13
RMBS	7	—	—	(1)	6
Trading securities
CLO	—	—	(15)	—	(15)
RMBS	24	—	—	—	24
Equity securities	1	—	—	—	1
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
Fixed maturity securities
AFS securities, ABS	5	—	—	(9)	(4)
Trading securities, CLO	—	—	(26)	—	(26)
Short-term investments	28	—	—	—	28
Total Level 3 assets	$394	$—	$(45)	$(190)	$159

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(270)	$—	$79	$(191)
Total Level 3 liabilities	$—	$(270)	$—	$79	$(191)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of June 30, 2018, discounts ranged from 6% to 9%, and as of December 31, 2017, discounts ranged from 2% to 6%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

1.
Non-performance risk – For contracts we issue, we use the credit spread, relative to the U.S. treasury curve, based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	June 30, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$8,065	Option budget method	Non-performance risk	0.4%	–	1.4%	Decrease
			Option budget	0.8%	–	3.7%	Increase
			Surrender rate	4.7%	–	11.0%	Decrease

	December 31, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,436	Option budget method	Non-performance risk	0.2%	–	1.2%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	1.5%	–	19.4%	Decrease

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2018
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Financial Assets
Mortgage loans	$7,571	$7,713	$—	$—	$—	$7,713
Investment funds	507	507	507	—	—	—
Policy loans	504	504	—	—	504	—
Funds withheld at interest	7,550	7,550	—	—	—	7,550
Other investments	73	73	—	—	—	73
Investments in related parties
Investment funds	1,638	1,638	1,638	—	—	—
Funds withheld at interest	14,059	14,059	—	—	—	14,059
Other investments	388	371	—	—	—	371
Total financial assets not carried at fair value	$32,290	$32,415	$2,145	$—	$504	$29,766

Financial Liabilities
Interest sensitive contract liabilities	$46,586	$43,972	$—	$—	$—	$43,972
Short-term debt	183	183	—	—	183	—
Long-term debt	991	924	—	—	924	—
Funds withheld liability	385	385	—	—	385	—
Total financial liabilities not carried at fair value	$48,145	$45,464	$—	$—	$1,492	$43,972

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2017
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Financial Assets
Mortgage loans	$6,192	$6,342	$—	$—	$—	$6,342
Investment funds	554	554	554	—	—	—
Policy loans	530	530	—	—	530	—
Funds withheld at interest	6,773	6,773	—	—	—	6,773
Other investments	133	133	—	—	58	75
Investments in related parties
Investment funds	1,280	1,280	1,280	—	—	—
Other investments	238	259	—	—	—	259
Total financial assets not carried at fair value	$15,700	$15,871	$1,834	$—	$588	$13,449

Financial Liabilities
Interest sensitive contract liabilities	$31,586	$31,656	$—	$—	$—	$31,656
Funds withheld liability	385	385	—	—	385	—
Total financial liabilities not carried at fair value	$31,971	$32,041	$—	$—	$385	$31,656

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, other investments and short-term debt, the carrying amount approximates fair value.

Investment in related parties – Other investments – The fair value of related party other investments is determined using a discounted cash flow model using discount rates for similar investments.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2017	$1,354	$520	$1,056	$2,930
Additions	1,607	120	—	1,727
Amortization	(81)	(43)	(100)	(224)
Impact of unrealized investment (gains) losses	100	42	140	282
Balance at June 30, 2018	$2,980	$639	$1,096	$4,715

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,142	$462	$1,336	$2,940
Additions	248	80	—	328
Amortization	(98)	(29)	(73)	(200)
Impact of unrealized investment (gains) losses	(65)	(28)	(89)	(182)
Balance at June 30, 2017	$1,227	$485	$1,174	$2,886

7. Reinsurance

Reinsurance transactions—On June 1, 2018, we entered into coinsurance and modco agreements with Voya Insurance and Annuity Company (VIAC) to reinsure a block of fixed and fixed indexed annuities. VIAC is a related party pursuant to GAAP due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital), as discussed further in Note 12 – Related Parties. Additionally, we entered into modco agreements with ReliaStar Life Insurance Company (RLI), a subsidiary of Voya Financial, Inc. (Voya), to reinsure a block of fixed and fixed indexed annuities. The following summarizes these reinsurance transactions (collectively, Voya reinsurance transactions):

	VIAC		RLI
(In millions)	Coinsurance	Modco	Modco	Total
Liabilities assumed	$3,667	$14,911	$457	$19,035
Less: Assets received	3,478	14,332	445	18,255
Ceding commission (paid) received	(86)	(320)	12	(394)
Net cost of reinsurance	$275	$899	$—	$1,174

DAC	$293	$999	$4	$1,296
Unearned revenue reserve[1]	(8)	(57)	(4)	(69)
Deferred profit liability[2]	(10)	(43)	—	(53)
Net cost of reinsurance	$275	$899	$—	$1,174

[1] Included within interest sensitive contract liabilities on the condensed consolidated balance sheets.
[2] Included within future policy benefits on the condensed consolidated balance sheets.

DAC and unearned revenue reserve balances are amortized over the life of the reinsurance agreements on a basis consistent with our DAC amortization policy. The deferred profit liability balance is amortized over the life of the reinsurance agreement on a constant relationship to the benefit reserves.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Premiums
Direct	$114	$423	$432	$528
Reinsurance assumed	651	7	656	12
Reinsurance ceded	(39)	(51)	(84)	(109)
Total premiums	$726	$379	$1,004	$431

Future policy and other policy benefits
Direct	$284	$658	$736	$999
Reinsurance assumed	655	15	664	23
Reinsurance ceded	(82)	(95)	(142)	(230)
Total future policy and other policy benefits	$857	$578	$1,258	$792

8. Debt

Senior Notes—In the first quarter of 2018, AHL issued $1 billion of unsecured senior notes due in January 2028. The senior notes have a 4.125% coupon rate, payable semi-annually. The senior notes are callable at any time prior to October 12, 2027 by AHL, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the prospectus supplement relating to the senior notes, dated January 9, 2018) plus 25 basis points, and any accrued and unpaid interest. Interest expense on long-term debt was $11 million and $20 million for the three months ended June 30, 2018 and six months ended June 30, 2018, respectively.

Short-term Debt—In the second quarter of 2018, we borrowed $183 million from the Federal Home Loan Bank (FHLB) of Des Moines through their variable rate short-term federal funds program. The borrowing matures on August 24, 2018 and carries an interest rate of 2.16%, with interest due at maturity. In connection with such borrowing, the FHLB requires the borrower to purchase member stock and post sufficient collateral to secure the borrowing. To satisfy these requirements, we purchased an additional $7 million of FHLB stock; however, we were not required to post additional collateral. See Note 13 – Commitments and Contingencies for further discussion regarding existing collateral posting with the FHLB.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended June 30, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$220	$34	$5	$1	$1	$3

Basic weighted average shares outstanding	164,458,153	25,483,236	3,388,890	844,449	1,003,528	2,121,647
Dilutive effect of stock compensation plans	369,955	—	—	6,307	—	594,331
Diluted weighted average shares outstanding	164,828,108	25,483,236	3,388,890	850,756	1,003,528	2,715,978

Earnings per share[1]
Basic	$1.34	$1.34	$1.34	$1.34	$1.34	$1.34
Diluted	$1.33	$1.34	$1.34	$1.33	$1.34	$1.04

[1] Calculated using whole figures.

	Three months ended June 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic	$177	$138	$6	$2	$1	$2
Effect of stock compensation plans on allocated net income	4	—	—	—	—	—
Net income – diluted	$181	$138	$6	$2	$1	$2

Basic weighted average shares outstanding	106,299,230	82,927,000	3,409,515	905,105	740,883	1,438,871
Dilutive effect of stock compensation plans	2,706,762	—	—	15,000	491,292	1,718,314
Diluted weighted average shares outstanding	109,005,992	82,927,000	3,409,515	920,105	1,232,175	3,157,185

Earnings per share[1]
Basic	$1.66	$1.66	$1.66	$1.66	$1.66	$1.66
Diluted	$1.65	$1.66	$1.66	$1.64	$1.00	$0.76

[1] Calculated using whole figures.

	Six months ended June 30, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$422	$90	$9	$2	$3	$6

Basic weighted average shares outstanding	156,619,575	33,246,955	3,388,890	842,739	1,026,216	2,093,581
Dilutive effect of stock compensation plans	381,446	—	—	7,642	10,286	761,780
Diluted weighted average shares outstanding	157,001,021	33,246,955	3,388,890	850,381	1,036,502	2,855,361

Earnings per share[1]
Basic	$2.70	$2.70	$2.70	$2.70	$2.70	$2.70
Diluted	$2.69	$2.70	$2.70	$2.67	$2.67	$1.98

[1] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic	$337	$354	$13	$2	$1	$3
Effect of stock compensation plans on allocated net income	6	—	—	—	—	—
Net income – diluted	$343	$354	$13	$2	$1	$3

Basic weighted average shares outstanding	92,350,216	96,772,641	3,430,840	476,070	372,488	723,410
Dilutive effect of stock compensation plans	3,242,336	—	—	493,213	884,760	1,971,060
Diluted weighted average shares outstanding	95,592,552	96,772,641	3,430,840	969,283	1,257,248	2,694,470

Earnings per share[1]
Basic	$3.66	$3.66	$3.66	$3.66	$3.66	$3.66
Diluted	$3.59	$3.66	$3.66	$1.80	$1.08	$0.98

[1] Calculated using whole figures.
We use the two-class method for allocating net income to each class of our common stock. Our Class M shares did not become eligible to participate in dividends until a return of investment (ROI) condition had been met for each class. Once eligible, each class of our common stock has equal dividend rights. The ROI condition was met for Class M-2 on March 28, 2017, and for Class M-3 and Class M-4 on April 20, 2017. For purposes of calculating basic weighted average shares outstanding and the allocation of basic income, shares are deemed to be participating in earnings for only the portion of the period after the condition is met. For purposes of calculating diluted weighted average shares outstanding, shares are deemed dilutive as of the beginning of the period.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded the following shares, restricted stock units (RSUs) and options:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Antidilutive shares, RSUs and options excluded from diluted EPS calculation	35,078,635	74,650,807	35,078,635	73,792,976
Shares, RSUs and options excluded from diluted EPS calculation as a performance condition had not been met	280,030	1,448,998	280,030	1,448,998
Total shares, RSUs and options excluded from diluted EPS calculation	35,358,665	76,099,805	35,358,665	75,241,974

Note: Shares, RSUs and options are as of period end.

10. Accumulated Other Comprehensive Income
The following is a detail of AOCI and changes in AOCI. Prior period balances include equity securities that were classified as AFS securities prior to the adoption of ASU 2016-01.

(In millions)	June 30, 2018	December 31, 2017
AFS securities	$328	$2,577
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(116)	(744)
Noncredit component of OTTI losses on AFS securities	(13)	(13)
Hedging instruments	(50)	(95)
Pension adjustments	(2)	(5)
Foreign currency translation adjustments	(2)	8
Accumulated other comprehensive income, before taxes	145	1,728
Deferred income taxes	(19)	(313)
Accumulated other comprehensive income	$126	$1,415

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in AOCI are presented below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$(889)	$735	$(2,171)	$1,251
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	233	(141)	624	(223)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	11	12	30	27
Less: Income tax expense (benefit)	(138)	179	(301)	292
Net unrealized investment gains (losses) on AFS securities	(529)	403	(1,276)	709
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	1	1	—	2
Less: Reclassification adjustment for losses realized in net income[1]	1	2	—	2
Net noncredit component of OTTI losses on AFS securities	—	(1)	—	—
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	101	(33)	45	(38)
Less: Income tax expense (benefit)	29	(11)	9	(13)
Net unrealized gains (losses) on hedging instruments	72	(22)	36	(25)
Pension adjustments	—	(1)	3	(1)
Foreign currency translation adjustments	(2)	8	(10)	10
Change in AOCI from other comprehensive income (loss)	(459)	387	(1,247)	693
Adoption of ASU 2016-01	—	—	(42)	—
Change in AOCI	$(459)	$387	$(1,289)	$693

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

11. Income Taxes

Our effective tax rates were 20% and 3% for the three months ended June 30, 2018 and 2017, respectively, and 19% and 4% for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes. With the enactment of Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act), the U.S. statutory tax rate declined to 21% from 35%; however, the Base Erosion and Anti-Abuse Tax (BEAT) was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for the three and six months ended June 30, 2018 assumes that we have taken steps so that the BEAT is not applicable to such payments and thereby assumes that more income is subject to U.S. income tax.

The Internal Revenue Service is currently auditing the 2013 consolidated tax return filed by Athene USA, and is also conducting a limited scope audit of the 2015 consolidated tax return filed by Athene Annuity & Life Assurance Company (AADE). No material proposed adjustments have been issued with respect to either exam. See discussion of ongoing tax examinations relating to Aviva USA Corporation (Aviva USA) in Note 13 – Commitments and Contingencies.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Bermuda Minister of Finance that, in the event of any such taxes being imposed, we will be exempted from taxation until the year 2035.

12. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments are managed by Athene Asset Management LLC (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of June 30, 2018, AAM directly managed $81,750 million of our investment portfolio assets, of which 86% are designated one or two (the two highest designations) by the National Association of Insurance Commissioners (NAIC).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the services it renders, AAM earns a fee on all assets managed in accounts owned by or related to us, including sub-advised assets, subject to certain limited exceptions. Additionally, AAM recharges the sub-advisory fees it incurs with respect to our sub-advised assets to us. Historically, AAM generally earned an annual fee of 0.40% of assets under management. In the second quarter of 2017, following shareholder approval of an amendment to our bye-laws, we entered into the Fifth Amended and Restated Fee Agreement (Revised Fee Agreement), retroactive to January 1, 2017. The Revised Fee Agreement amended certain fee arrangements we previously had in place with AAM to provide for, among other things, an annual fee of 0.30% (reduced from 0.40%) on all assets that Apollo manages in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) in excess of $65,846 million (the level of assets in the North American Accounts as of December 31, 2016). The fee to be paid by us to AAM on the first $65,846 million of assets in the North American Accounts remains 0.40% per year, subject to certain discounts and exceptions.

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

(In millions, except for percentages)	June 30, 2018	December 31, 2017
Fixed maturity securities
AFS securities
Foreign governments	$151	$152
Corporate	3,226	2,934
CLO	5,630	5,166
ABS	613	681
CMBS	878	872
Trading securities	115	121
Mortgage loans	2,701	2,232
Investment funds	27	26
Funds withheld at interest	1,831	1,737
Other investments	73	75
Total assets sub-advised by Apollo affiliates	$15,245	$13,996
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	16%	18%

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

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM and other Apollo affiliates:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Asset management fees	$72	$64	$142	$126
Sub-advisory fees	14	12	27	28

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. As of June 30, 2018 and December 31, 2017, the management fees payable was $33 million and $28 million, respectively, and the sub-advisory fees payable was $15 million and $13 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The investment management agreements with AAM have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements until October 31, 2018 or any annual anniversary thereafter (each such date, an IMA (Investment Management Agreement) Termination Election Date) and any termination thereon requires the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and prior written notice thereof to Apollo of at least 30 days. If the Independent Directors make such election and such notice is timely delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (an IMA Termination Effective Date). Notwithstanding the foregoing, (1) the Independent Directors may only elect to terminate an investment management agreement or advisory agreement on an IMA Termination Election Date if two-thirds of the Independent Directors determine in their sole discretion acting in good faith that either (i) there has been unsatisfactory long-term performance materially detrimental to us by Apollo or (ii) the fees being charged by Apollo are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to Apollo and Apollo shall have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (2) upon the determination by two-thirds of the Independent Directors, we may also terminate an investment management agreement or advisory agreement with Apollo as a result of either (i) a material violation of law relating to Apollo’s advisory business, or (ii) Apollo’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case (i) or (ii), the delivery at least 30 days’ prior written notice to Apollo of such termination and such termination will be effective at the end of such 30-day period.

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

Other related party transactions

A-A Mortgage – We have an equity method investment in A-A Mortgage, which has an investment in AmeriHome Mortgage Company, LLC (AmeriHome). We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which they have purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $167 million and $0 million of residential mortgage loans under this agreement during the three months ended June 30, 2018 and 2017, respectively. We purchased $211 million and $1 million of residential mortgage loans under this agreement during the six months ended June 30, 2018 and 2017, respectively. Additionally, we have made loans to A-A Mortgage affiliates in the principal amount of $172 million and $52 million as of June 30, 2018 and December 31, 2017, respectively, and these are included in related party short-term investments on the condensed consolidated balance sheets.

Athora – On January 1, 2018, in order to align our interests with those of Athora, in connection with the Closing, we entered into a cooperation agreement with Athora, pursuant to which, among other things, (1) we will have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by Athora, (2) Athora’s insurance subsidiaries will be required to purchase certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, (3) we will provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora will provide us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Additionally, as of June 30, 2018, we had $170 million of funding agreements outstanding to Athora, which were issued to Athora prior to Closing.

VA Capital and Venerable Holdings, Inc. (Venerable) – In connection with the Voya reinsurance transactions, we made a $75 million minority equity investment in VA Capital, which is included in investments in related parties – investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the holding company of Venerable. Additionally, we provided Venerable with a $150 million, 15-year term loan, which is held at amortized cost and included in investment in related parties – other investments on the condensed consolidated balance sheets. It has a stated interest rate 6.257%, which represents a below-market interest rate and management considered it as part of its evaluation and pricing of the Voya reinsurance transactions. Venerable is the holding company of VIAC.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, of $3,036 million and $2,358 million as of June 30, 2018 and December 31, 2017, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2018 and December 31, 2017, we had $701 million and $573 million, respectively, of funding agreements outstanding with the FHLB. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer up to $10 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements outstanding under this program had a carrying value of $2,996 million as of June 30, 2018 and December 31, 2017.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2018	December 31, 2017
Fixed maturity securities
AFS securities	$4,452	$1,572
Trading securities	52	—
Equity securities	3	36
Mortgage loans	943	914
Investment funds	29	20
Short-term investments	73	10
Other investments	45	—
Restricted cash	178	105
Total restricted assets	$5,775	$2,657

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

Litigation, Claims and Assessments

Griffiths Matter – On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint against us in the United States District Court for the District of Massachusetts. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, Athene Annuity and Life Company (AAIA), and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (collectively, the Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003 that were backed by a capital maintenance agreement issued by Aviva International Insurance Limited or its predecessor (the CMA). The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by the CMA, which was alleged to be a source of great financial strength. The complaint further alleges that the Aviva Entities used the CMA to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the CMA terminated. According to the complaint, no notice of this termination was provided to the owners of the structured settlement annuities. The complaint alleges that the termination of the CMA gave rise to claims for breach of contract, breach of fiduciary duty, promissory estoppel, and unjust enrichment. AHL and plaintiff recently agreed to a term sheet settlement on a class wide basis. Terms of the settlement, which have been preliminarily approved by the court, include: (1) AHL entering into a capital maintenance agreement with Athene London requiring AHL to provide capital to Athene London upon a missed structured settlement payment that is not timely cured and (2) AHL paying a monetary amount that is immaterial to us. The preliminary approval hearing is set for October 13, 2018.

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

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable COLI policies that, as of June 30, 2018, had an asset value of $359 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief, which the defendants have moved to dismiss. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $174 million as of June 30, 2018.

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

Regulatory Matter – Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne Inc. (AllianceOne), a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide services on such policies. AllianceOne also administers certain annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced similar service and administration issues.

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to the New York State Department of Financial Services (NYSDFS), the California Department of Insurance (CDI) and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examination or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by AllianceOne. On June 28, 2018 we entered into a consent order with the NYSDFS resolving that matter in a manner that, when considering the indemnification received from affiliates of Global Atlantic, did not have a material impact on our financial condition, results of operations or cash flows.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the foregoing, we have received inquiries, and expect to continue to receive inquiries, from other regulatory authorities regarding the conversion matter. In addition to the examinations and proceedings initiated to date, it is possible that other regulators may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders. While we do not expect the amount of any such fines, penalties or payments arising from these matters to be material to our financial condition, results of operations or cash flows, it is possible that such amounts could be material.

Pursuant to the terms of the reinsurance agreements between us and the relevant affiliates of Global Atlantic, the applicable affiliates of Global Atlantic have financial responsibility for the ceded life block and are subject to significant administrative service requirements, including compliance with applicable law. The agreements also provide for indemnification to us, including for administration issues.

Caldera Matters – On May 3, 2018, AHL filed a writ commencing litigation in the Supreme Court of Bermuda against a former officer of AHL, a former director of AHL (who is also considered a former officer pursuant to Bermuda law), and Caldera Holdings, Ltd. (Caldera). AHL alleges in the writ, among other things, that the defendants breached various duties owed to AHL under Bermuda law by using AHL’s confidential information in their attempted acquisition of a company referred to in the litigation as Company A. AHL is seeking injunctive relief and damages.

On May 3, 2018, following AHL’s filing of the writ in Bermuda described above, Caldera, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P., commenced an action in the Supreme Court of the State of New York, County of New York, by filing a Summons with Notice against AHL, Apollo, certain affiliates of Apollo and Leon Black, a founder of Apollo. On July 12, 2018, plaintiffs filed a complaint alleging claims for tortious interference with prospective business relations, defamation, and unfair competition related to plaintiffs’ attempt to purchase Company A and seeking alleged damages of “no less than $1.5 billion.” AHL intends to, among other things, move to dismiss the complaint against it. We believe we have meritorious defenses to the claims and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

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

Adjusted operating revenue is a component of adjusted operating income and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Retirement Services	$1,868	$1,254	$3,125	$2,142
Corporate and Other	26	103	53	171
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	97	266	(61)	802
Investment gains (losses), net of offsets	(149)	138	(255)	263
VIE expenses and noncontrolling interest	2	—	2	—
Other adjustments to revenues	(47)	2	(56)	4
Total revenues	$1,797	$1,763	$2,808	$3,382

Adjusted operating income is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding the long-term incentive plan (LTIP); and

•	Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income to net income on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Retirement Services	$289	$267	$524	$542
Corporate and Other	1	13	3	4
Non-operating adjustments
Investment gains (losses), net of offsets	(74)	58	(107)	115
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	75	15	170	109
Integration, restructuring and other non-operating expenses	(8)	(11)	(16)	(20)
Stock-based compensation, excluding LTIP	(2)	(13)	(5)	(23)
Income tax (expense) benefit – non-operating	(17)	(3)	(37)	(17)
Net income	$264	$326	$532	$710

The following represents total assets by segment:

(In millions)	June 30, 2018	December 31, 2017
Total assets by segment
Retirement Services	$111,512	$91,335
Corporate and Other	3,243	8,412
Total assets	$114,755	$99,747

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo and its indirect subsidiary, AAM. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo and AAM also provides us with access to Apollo’s investment professionals around the world, as well as Apollo’s global asset management infrastructure that supports a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries’ headquarters located in Iowa.

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and, as of June 30, 2018, have an expected annual investment margin of 2-3% over the 8.2 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. As of June 30, 2018, the weighted-average life of all products, which includes deferred annuities, payout annuities, PRT obligations, funding agreements and other products, was 9.0 years.

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

Our consolidated annualized ROE for the six months ended June 30, 2018 and the year ended December 31, 2017 was 12.4% and 18.0%, respectively, and our consolidated annualized adjusted operating ROE was 12.9% and 15.8%, respectively. As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the six months ended June 30, 2018 and the year ended December 31, 2017, in our Retirement Services segment, we generated an annualized investment margin on deferred annuities of 2.79% and 2.82%, respectively, and annualized adjusted operating ROE of 18.0% and 22.5%, respectively. We currently maintain what we believe to be high capital ratios for our rating and, as of June 30, 2018, hold approximately $2.0 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities.

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $4.7 billion and $5.1 billion for the six months ended June 30, 2018 and 2017, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $3.6 billion and $3.1 billion for the six months ended June 30, 2018 and 2017, respectively. We believe that our improving credit profile, our current product offerings and product design capabilities and our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel, we had fixed annuity sales of $3.4 billion and $2.7 billion for the six months ended June 30, 2018 and 2017, respectively. The increase in our retail channel was driven by significant growth in our bank channel and the addition of new bank partners, the rising rate environment and new product introductions. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 70 Independent Marketing Organizations (IMO) and more than 38,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs and access to new distribution channels, including small to mid-sized banks and regional broker-dealers. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $677 million and $380 million for the six months ended June 30, 2018 and 2017, respectively. The increase in our flow reinsurance channel was driven by new product launches by our partners and the rising rate environment. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our improving credit profile will help us attract additional reinsurance partners. Within our institutional channel, we generated deposits of $745 million and $2.0 billion for the six months ended June 30, 2018 and 2017, respectively. The decrease in our institutional channel is driven by the unfavorable market conditions for funding agreements. We issued funding agreements in the aggregate principal amount of $425 million and $1.7 billion for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we closed two PRT transactions and issued group annuity contracts in the aggregate amount of $320 million, compared to $327 million in 2017. We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and by continuing to engage in PRT transactions.

Our inorganic channels, including acquisitions and block reinsurance, provided deposits of $19.1 billion for the six months ended June 30, 2018. On June 1, 2018, we closed on the Voya reinsurance transaction pursuant to which we entered into coinsurance and modco agreements with VIAC and RLI to reinsure a block of fixed and fixed indexed annuities providing $19.1 billion of deposits. Our inorganic channels have contributed significantly to our growth. We believe our internal acquisitions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions, which makes us a competitive counterparty for acquisition or block reinsurance transactions.

Deconsolidation Summary Included in Results of Operations

On January 1, 2018, in connection with the closing of the Athora Offering, our equity interest in the Athora was exchanged for common shares of Athora. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for further details of the deconsolidation of our German operations. The deconsolidation of Athora decreased our total assets by $6.3 billion and our invested assets by $6.0 billion. The impact of this deconsolidation has an effect on the comparability of our historical results and therefore historical discussions of changes between periods are not necessarily indicative of future results. To enhance the comparability of our June 30, 2018 and 2017 results, we highlight the financial results applicable to the deconsolidation of Athora where meaningful. As of and after January 1, 2018, our investment in Athora is reflected as an alternative investment.

Industry Trends and Competition

Market Conditions

While the U.S. Federal Reserve has continued its process of policy rate normalization, longer dated interest Treasury yields have risen, but not in step with shorter term rates, and as a consequence, the yield curve has flattened notably over the past twelve months. Whether signaling low long-term inflation expectations, or a coming curve inversion, or simply due to supply dynamics in the global search for asset yield, the level of longer dated Treasury yields affects the yield we earn on invested assets. The appreciable rise in such longer dated yields to date in 2018 has benefited such yields on new purchases. While current economic fundamentals appear strong, uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, the imposition of tariffs or other barriers to international trade and levels of global trade, along with uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth, may trigger continued volatility across financial markets. Volatility, as seen recently in the equity markets, may adversely affect the hedging costs of our liability policy hedging program. Credit market volatility, which may widen credit spreads, benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve increasing federal funds rates again in June of 2018, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire and through asset liability management (ALM) modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $17.3 billion of floating rate investments, or 18% of our total invested assets as of June 30, 2018. The percentage of floating rate investments decreased from December 31, 2017, due to the investment portfolio received in the Voya reinsurance transaction having a lower proportion of floating rate investments and a refinement in our definition to include only short duration securities that are directly tied or linked to an index. As part of our reinvestment strategy for the investment portfolios of companies we acquire or blocks we reinsure, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of June 30, 2018, most of our products were fixed annuities with 27% of our FIAs at the minimum guarantees and 52% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2018, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 90 to 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2017 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

According to LIMRA, total fixed annuity market sales in the United States were $27.2 billion for the three months ended March 31, 2018. LIMRA made adjustments to its fixed annuity sales estimate and the updated total fixed annuity market sales in the United States were $27.1 billion for the three months ended March 31, 2017. The increase in fixed annuity market sales in 2018 compared to 2017 was driven by an increase in FIA products of $1.4 billion, or 10.7% over prior year, offset by a decrease in traditional fixed rate deferred annuities of $1.4 billion, or 13.9% over prior year. In the total fixed annuity market, for the three months ended March 31, 2018 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales with a 4.7% market share and $1.3 billion in sales. For the three months ended March 31, 2017, our market share was 4.1% with sales of $1.1 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in 2005 to $57.6 billion in sales for the year ended December 31, 2017. According to LIMRA, for the three months ended March 31, 2018 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs in terms of sales, and our market share for the same period was 8.3% with sales of $1.2 billion. For the three months ended March 31, 2017, our market share was 7.7% with sales of $1.0 billion.

Regulatory Developments

We continue to face material uncertainty regarding the ultimate impacts of tax reform to our business. On December 22, 2017, President Trump signed the Tax Act into law, which introduced significant changes to the Internal Revenue Code. While our expectations may be subject to change as we continue to evaluate the impact of the Tax Act on our business, we expect the following notable impacts:

•
Overall tax rate—Although the Tax Act reduces corporate income tax rates to 21% beginning in 2018, it also imposes a new minimum tax, referred to as the BEAT, which taxes modified taxable income at a rate of 5% beginning in 2018, increasing to 10% in 2019 and 12.5% in 2026. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits). The BEAT is expected to apply to our U.S. subsidiaries with respect to payments to our non-U.S. reinsurance subsidiaries. The BEAT does not apply to premium paid to ALRe directly by unaffiliated ceding companies or investment income earned on our non-U.S. reinsurance subsidiaries’ surplus assets, which together currently represent approximately 25–30% of our pre-tax adjusted operating income. In addition to the BEAT, the 1% excise tax that we have historically paid will continue to apply to premiums paid to our Bermuda subsidiaries that are not subject to U.S. taxation, to the extent that any such premiums are paid.

Within the context of affiliated modco arrangements, which is how much of our internal reinsurance is structured, it is our belief that the BEAT was generally intended to require the add back of the net amount paid or accrued by our U.S. subsidiaries to our non-U.S. reinsurance subsidiaries for premiums, investment income, reserve changes, other consideration and expenses (net basis). However, there is significant uncertainty regarding the computation of the BEAT in the context of affiliated modco arrangements, including whether the BEAT applies on a net basis or instead requires the add back of the gross amount paid or accrued, without reduction for claims or other expenses (gross basis). In light of this uncertainty, we have begun to take actions that would allow us to mitigate the potential effect of the BEAT on our results of operations should the BEAT apply on a gross basis. Our overall tax rate will depend on the ultimate interpretation of the Tax Act and the actions that we take. We currently expect that, absent any further mitigating efforts, our overall tax rate will be between 14–15%, on average, of each of pre-tax income and pre-tax adjusted operating income; however, we may experience significant fluctuations in the overall tax rate as a percentage of pre-tax income from period-to-period, with certain periods falling outside of our expected range. In addition, we are undertaking certain additional actions and exploring various alternatives intended to further mitigate the potential effect of the BEAT on our results of operations. If these actions are successful, we expect our overall tax rate will be more in line with our overall tax rate prior to the enactment of the Tax Act of approximately 11%, on average, of each of pre-tax income and pre-tax adjusted operating income, with significant fluctuations in the overall tax rate as a percentage of pre-tax income, as discussed above.

The estimated future overall tax rates presented above incorporate various assumptions and actual results may vary. See Item 1A. Risk Factors–Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results–BEAT Mitigating Actions and Item 1A. Risk Factors–Risks Relating to Taxation–The BEAT may significantly increase our tax liability and our efforts to mitigate the cost of the BEAT may be unnecessary, inefficient, ineffective, or counterproductive, each included in Part II of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Risk-based capital—In its meeting held on June 28, 2018, the NAIC Capital Adequacy Task Force approved updates to the RBC factors to reflect the change in the corporate income tax rate from 35% to 21% resulting from the Tax Act. With the change in RBC factors, our RBC ratios, along with those of other fixed annuity writers and life insurers in general, are expected to decrease. If the changes were applied to our RBC ratios as of June 30, 2018, we estimate a minimal decrease to our onshore U.S. RBC ratio and approximately 12% decrease to our offshore ALRe RBC ratio. Our capital ratios under the various rating agency models are not expected to be materially impacted by the change in tax rate, and those models are an important consideration in determining the appropriate levels of capital to run our business. Our initial assessment of the level of capital that we deem appropriate to run our business has not been impacted materially by the change in tax rate.

•
Target returns—The Tax Act may cause a reduction of the returns that we realize on our in-force business, depending on the success of our mitigating actions. See Part II–Item 1A. Risk Factors–Risks Relating to Taxation–The BEAT may significantly increase our tax liability and our efforts to mitigate the cost of the BEAT may be unnecessary, inefficient, ineffective, or counterproductive for a discussion regarding the mitigating actions being undertaken.

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

We primarily hedge with options that align with the index terms of our FIA products (typically 1–2 years). From an economic basis, we believe this is suitable because policyholder accounts are credited with index performance at the end of each index term. However, because the “value of an embedded derivative” in an FIA contract is longer-dated, there is a duration mismatch which may lead to mismatches for accounting purposes.

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

Adjusted ROE, Adjusted Operating ROE and Adjusted Net Income

Adjusted ROE, adjusted operating ROE and adjusted net income are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI and funds withheld and modco reinsurance unrealized gains and losses, in each case net of DAC, DSI, rider reserve and tax offsets. Adjusted ROE is calculated as adjusted net income, divided by adjusted shareholders’ equity. Adjusted shareholders’ equity is calculated as the ending shareholders’ equity excluding AOCI and funds withheld and modco reinsurance unrealized gains and losses. Adjusted operating ROE is calculated as the adjusted operating income, divided by adjusted shareholders’ equity. Adjusted net income is calculated as net income excluding funds withheld and modco reinsurance unrealized gains and losses, net of DAC, DSI, rider reserve and tax offsets. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Once we have reinvested acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current adjusted operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and funds withheld and modco reinsurance unrealized gains and losses are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted ROE, adjusted operating ROE and adjusted net income should not be used as a substitute for ROE and net income. However, we believe the adjustments to equity are significant to gaining an understanding of our overall results of operations.

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

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 85% of our Retirement Services reserve liabilities as of June 30, 2018. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2018	2017	2018	2017
Revenues	$1,797	$1,763	$2,808	$3,382
Benefits and expenses	1,467	1,426	2,151	2,639
Income before income taxes	330	337	657	743
Income tax expense (benefit)	66	11	125	33
Net income	$264	$326	$532	$710

Net income	$264	$326	$532	$710
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	11	24	28	35
Unrealized, impairments and other investment gains (losses)	10	(15)	16	(12)
Assumed modco and funds withheld reinsurance embedded derivatives	(129)	65	(207)	133
Offsets to investment gains (losses)	34	(16)	56	(41)
Investment gains (losses), net of offsets	(74)	58	(107)	115
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	75	15	170	109
Integration, restructuring and other non-operating expenses	(8)	(11)	(16)	(20)
Stock compensation expense	(2)	(13)	(5)	(23)
Income tax (expense) benefit – non-operating	(17)	(3)	(37)	(17)
Less: Total non-operating adjustments	(26)	46	5	164
Adjusted operating income	$290	$280	$527	$546

Adjusted operating income by segment
Retirement Services	$289	$267	$524	$542
Corporate and Other	1	13	3	4
Adjusted operating income	$290	$280	$527	$546

ROE	12.3%	16.4%	12.4%	18.7%
Adjusted ROE	17.5%	16.2%	16.6%	18.4%
Adjusted operating ROE	14.2%	16.2%	12.9%	16.2%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

In this section, references to 2018 refer to the three months ended June 30, 2018 and references to 2017 refer to the three months ended June 30, 2017.

Net Income

Net income decreased by $62 million, or 19%, to $264 million in 2018 from $326 million in 2017. ROE decreased to 12.3% from 16.4% in 2017, and adjusted ROE increased to 17.5% from 16.2% in 2017. The decrease in net income was driven by unfavorable assumed reinsurance embedded derivative impacts and higher tax expense partially offset by a favorable net change in FIA derivatives. Assumed reinsurance embedded derivative impacts were unfavorable due to increases in U.S treasury rates, growth in the reinsurance block attributed to the Voya reinsurance transaction and credit spreads widening. The net change in FIA derivatives was driven by the favorable increase in discount rates compared to 2017, partially offset by the change in performance of the equity indices to which our FIA policies are linked compared to 2017.

The decrease in ROE was primarily driven by unfavorable assumed reinsurance embedded derivative impacts. Adjusted ROE, which excludes these impacts, increased primarily due to the favorable net change in FIA derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income

Adjusted operating income increased by $10 million or 4%, to $290 million in 2018 from $280 million in the prior period. Adjusted operating ROE was 14.2%, down from 16.2% in 2017. The increase in adjusted operating income was primarily driven by an increase in investment income partially offset by higher cost of crediting, other liability costs and income tax expense. The increase in investment income was driven by invested asset growth, earnings from the Voya reinsurance transaction and increased floating rate investment income which resulted from higher short-term interest rates. Cost of crediting was higher driven by block growth, including the addition of Voya liabilities. Other liability costs increased driven by higher rider reserve and DAC amortization related to less favorable equity market performance compared to 2017, actuarial out of period adjustments in 2017 and growth in the deferred annuity block of business.

Our consolidated net investment earned rate was 4.71% in 2018, a decrease from 4.72% in 2017, primarily attributed to 2017 benefiting from strong alternatives performance of 12.69% compared to 9.37% in 2018. Fixed and other net investment earned rate of 4.49% increased from 4.34% in 2017 driven by higher floating rate investment income in the quarter and the deconsolidation of Germany, partially offset by lower new money rates over the past year and lower returns on assets from the Voya reinsurance transaction.

Revenues

Total revenue increased by $34 million to $1.8 billion in 2018 from $1.8 billion in 2017. The increase was driven by an increase in premiums, higher net investment income and an increase in product charges, which were largely offset by a decrease in investment related gains and losses and a decrease in VIE investment related gains and losses.

Premiums increased by $347 million to $726 million in 2018 from $379 million in the prior period, driven by the Voya reinsurance inception premiums attributed to payout annuities with life contingencies partially offset by higher PRT premiums in the prior year.

Net investment income increased by $137 million to $958 million in 2018 from $821 million in 2017, primarily driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, $44 million of investment earnings from the Voya reinsurance transaction and higher floating rate investment income of $26 million due to higher short-term interest rates, partially offset by the deconsolidation of Germany in 2018.

Product charges increased by $21 million to $106 million in 2018 from $85 million in the prior period, primarily driven by growth in the block of business and charges related to the addition of the Voya reinsurance transaction.

Investment related gains and losses decreased by $462 million to $(2) million in 2018 from $460 million in the prior year, primarily due to the change in assumed reinsurance embedded derivatives, the change in fair value of FIA hedging derivatives and the unfavorable change in unrealized gains and losses on trading securities. The unfavorable change in assumed reinsurance embedded derivatives decreased by $190 million, driven by a change in the underlying assets related to the increase in U.S. treasury rates, an increase in the reinsurance block related to the Voya reinsurance transaction and credit spreads widening compared to the prior year benefiting from credit spreads tightening. The change in fair value of FIA hedging derivatives decreased by $167 million driven by the performance of the indices upon which our call options are based. Although the S&P performed slightly higher than the prior year (2.9% increase in 2018 compared to a 2.6% increase in 2017), we have fewer options which are directly linked to the S&P compared to prior year. The change in unrealized gains and losses on trading securities was comprised of an unfavorable decrease in AmerUs Closed Block assets of $70 million related to higher unrealized losses in the quarter due to the increase in U.S. treasury rates.

VIE investment related gains and losses decreased by $22 million to $(11) million in 2018 from $11 million in the prior year, primarily due to the decline in the market value of public equity positions in one of our funds.

Benefits and Expenses

Total benefits and expenses increased by $41 million to $1.5 billion in 2018 from $1.4 billion in 2017. The increase was driven by an increase in future policy benefits and amortization of DAC and VOBA, partially offset by a decrease in interest sensitive contract benefits and a decrease in dividends to policyholders.

Future policy and other policy benefits increased by $279 million to $857 million in 2018 from $578 million in 2017, primarily attributable to the Voya reinsurance policyholder obligations at inception related to payout annuities with life contingencies partially offset by higher PRT premiums in the prior year, a decrease in the change in AmerUs Closed Block fair value liability and $56 million related to the deconsolidation of our former German subsidiaries. The favorable change in the AmerUs Closed Block fair value liability of $71 million was primarily driven by the increase in unrealized losses on the underlying investments due to the increase in U.S. treasury rates.

DAC, DSI, and VOBA amortization increased by $37 million to $115 million in 2018 from $78 million in the prior year, primarily due to unfavorable investment related gains and losses and an increase in the DAC asset balance related to block growth and unfavorable impacts due to unfavorable changes in equity market performance compared to 2017, partially offset by an increase in the net change in FIA derivatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest sensitive contract benefits decreased by $221 million to $332 million in 2018 from $553 million in 2017, driven by a decrease in FIA fair value embedded derivatives of $231 million. The decrease in FIA fair value embedded derivatives was due to a favorable change in discount rates used in our embedded derivative calculations as the current quarter experienced an increase in discount rates compared to 2017, which experienced a decrease in discount rates. The decrease was partially offset by an increase related to the performance of the equity indices to which our FIA policies are linked.

Dividends to policyholders decreased by $40 million to $9 million in 2018 from $49 million in the prior year, primarily attributed to the deconsolidation of our former German subsidiaries.

Taxes

Income tax expense increased by $55 million to $66 million in 2018 from $11 million in 2017. With the enactment of the Tax Act, the U.S. statutory tax rate declined to 21% from 35%; however, the BEAT was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for 2018 assumes that we have taken steps so that the BEAT is not applicable to such payments and thereby assumes that more income is subject to U.S. income tax.

Our effective tax rates were 20% in 2018 and 3% in 2017. The effective tax rate excludes the impacts of excise taxes of $0 million in 2018 and $12 million in 2017. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

In this section, references to 2018 refer to the six months ended June 30, 2018 and references to 2017 refer to the six months ended June 30, 2017.

Net Income

Net income decreased by $178 million, or 25%, to $532 million in 2018 from $710 million in 2017. ROE decreased to 12.4% from 18.7% in 2017 and adjusted ROE decreased to 16.6% from 18.4% in 2017. The decrease in net income was driven by a $19 million decrease in adjusted operating income and unfavorable assumed reinsurance embedded derivative impacts partially offset by a favorable net change in FIA derivatives. Assumed reinsurance embedded derivative impacts were unfavorable due to increases in U.S treasury rates, growth in the reinsurance block attributed to the Voya reinsurance transaction and credit spreads widening. The net change in FIA derivatives was driven by the favorable increase in discount rates compared to 2017, partially offset by the change in performance of the equity indices to which our FIA policies are linked compared to 2017.

Adjusted Operating Income

Adjusted operating income decreased by $19 million, or 3%, to $527 million in 2018 from $546 million in the prior period. Adjusted operating ROE was 12.9%, down from 16.2% in 2017. The decrease in adjusted operating income was primarily driven by higher other liability costs, an increase in cost of crediting and higher income tax expense, partially offset by an increase in investment income. Other liability costs increased primarily due to higher rider reserves and DAC amortization related to less favorable equity market performance compared to 2017, actuarial out of period adjustments in 2017 and growth in the deferred annuity block of business. Cost of crediting was higher driven by block growth, including the addition of Voya liabilities. The increase in investment income was primarily due to invested asset growth, earnings from the Voya reinsurance transaction and increased floating rate investment income related to higher short-term interest rates.

Our consolidated net investment earned rate was 4.66% in 2018, an increase from 4.60% in 2017. Fixed and other net investment earned rate of 4.41% increased from 4.31% in 2017 driven by higher floating rate investment income in 2018 and the deconsolidation of Germany, partially offset by lower new money rates over the past year, lower returns on assets from the Voya reinsurance transaction and elevated levels of cash compared to 2017. Our alternative investment net investment earned rate was 9.78%, a decrease from 10.40% in 2017, primarily due to the strong performance of Amerihome experienced in 2017.

Revenues

Total revenue decreased by $574 million to $2.8 billion in 2018 from $3.4 billion in 2017. The decrease was driven by unfavorable changes in investment related gains and losses, partially offset by an increase in premiums, higher net investment income and an increase in product charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains and losses decreased by $1.4 billion to $(238) million in 2018 from $1.1 billion in the prior period, primarily due to the change in fair value of FIA hedging derivatives, the change in assumed reinsurance embedded derivatives and the unfavorable change in unrealized gains and losses on trading securities. The change in fair value of FIA hedging derivatives decreased by $832 million driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 1.7% increase in 2018, compared to an 8.2% increase in 2017. The assumed reinsurance embedded derivatives decreased by $367 million driven by a change in the underlying assets related to the increase in U.S. treasury rates, an increase in the reinsurance block related to the Voya reinsurance transaction and credit spreads widening compared to the prior year benefiting from credit spreads tightening. The change in unrealized gains and losses on trading securities was comprised of an unfavorable decrease in AmerUs Closed Block assets of $134 million related to higher unrealized losses in the first quarter of 2018 due to the increase in U.S. treasury rates.

Premiums increased by $573 million to $1.0 billion in 2018 from $431 million in the prior period, driven by the Voya reinsurance inception premiums attributed to payout annuities with life contingencies.

Net investment income increased by $206 million to $1.8 billion in 2018 from $1.6 billion in 2017, primarily driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, $44 million of investment earnings from the Voya reinsurance transaction and higher floating rate investment income due to higher short-term interest rates, partially offset by the deconsolidation of our former German subsidiaries. The increase in alternative investment income was primarily due to higher income in one of our hedge funds, partially offset by lower credit fund income.

Product charges increased by $36 million to $202 million in 2018 from $166 million in the prior period, primarily driven by growth in the block of business and charges related to the addition of the Voya reinsurance transaction.

Benefits and Expenses

Total benefits and expenses decreased by $488 million to $2.2 billion in 2018 from $2.6 billion in 2017. The decrease was driven by a decrease in interest sensitive contract benefits, a decrease in dividends payable to policyholders, and a decrease to policy and other operating expenses, partially offset by an increase in future policy and other policy benefits.

Interest sensitive contract benefits decreased by $894 million to $351 million in 2018 from $1.2 billion in 2017, primarily due to the change in FIA fair value embedded derivatives. The change in FIA fair value embedded derivatives decreased by $898 million primarily driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 1.7% increase in 2018, compared to a 8.2% increase in 2017. Additionally, the FIA fair value embedded derivatives were impacted by a favorable change in discount rates used in our embedded derivative calculations as the current period experienced an increase in discount rates compared to 2017, which experienced a decrease in discount rates.

Dividends to policyholders decreased by $59 million to $22 million in 2018 from $81 million in the prior year, primarily attributed to the deconsolidation of our former German subsidiaries.

Policy and other operating expenses decreased by $26 million to $295 million in 2018 from $321 million in the prior year, primarily driven by lower stock compensation expense of $18 million and $31 million related to the deconsolidation of Germany, partially offset by debt costs related to our inaugural debt issuance in January.

Future policy and other policy benefits increased by $466 million to $1.3 billion in 2018 from $792 million in 2017, primarily attributable to the Voya reinsurance policyholder obligations at inception related to payout annuities with life contingencies and an increase in rider reserves, partially offset by a decrease in the change in AmerUs Closed Block fair value liability and $108 million related to the deconsolidation of our former German subsidiaries. The increase in rider reserves of $37 million was primarily driven by growth in the block of business and unfavorable impacts related to the change in equity market performance compared to 2017 resulting in decreased index credits to policyholder accounts which increased the amount needed to fund the rider reserve. The favorable change in the AmerUs Closed Block fair value liability of $148 million was primarily driven by the increase in unrealized losses on the underlying investments driven related to the increase in U.S. treasury rates.

Taxes

Income tax expense increased by $92 million to $125 million in 2018 from $33 million in 2017. With the enactment of the Tax Act, the U.S. statutory tax rate declined to 21% from 35%; however, the BEAT was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for 2018 assumes that we have taken steps so that the BEAT is not applicable to such payments and thereby assumes that more income is subject to U.S. income tax.

Our effective tax rates were 19% in 2018 and 4% in 2017. The effective tax rate excludes the impacts of excise taxes of $0 million in 2018 and $25 million in 2017. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income by segment:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2018	2017	2018	2017
Adjusted operating income by segment
Retirement Services	$289	$267	$524	$542
Corporate and Other	1	13	3	4
Adjusted operating income	$290	$280	$527	$546

Retirement Services adjusted operating ROE	19.8%	22.0%	18.0%	23.1%

Retirement Services

Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities (MYGA), FIAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and PRT obligations, are included in our Retirement Services segment.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

In this section, references to 2018 refer to the three months ended June 30, 2018 and references to 2017 refer to the three months ended June 30, 2017.

Adjusted Operating Income

Adjusted operating income increased by $22 million, or 8%, to $289 million in 2018, from $267 million in 2017. Adjusted operating ROE was 19.8%, down from 22.0% in the prior period. The increase in adjusted operating income was primarily driven by an increase in net investment earnings partially offset by higher cost of crediting, other liability costs and income tax expense.

Net investment earnings increased $162 million primarily driven by earnings from growth in invested assets of $27.6 billion attributed to the Voya reinsurance transaction and a strong increase in deposits over the prior twelve months. Additionally, floating rate investment income was higher $26 million related to higher short-term interest rates.

Cost of crediting increased $54 million driven by block growth, including the addition of Voya liabilities.

Other liability costs increased $44 million driven by higher rider reserve and DAC amortization related to unfavorable impacts related to equity market performance resulting in favorable $13 million impact in 2018 compared to a $44 million benefit from equity market performance and actuarial out of period adjustments in 2017, as well as growth in the deferred annuity block of business and the addition of Voya liabilities. Although the S&P performed slightly higher than the prior year (2.9% increase in 2018 compared to a 2.6% increase in 2017), we have fewer options which are directly linked to the S&P compared to prior year.

Investment Margin on Deferred Annuities

	Three months ended June 30,
	2018	2017
Net investment earned rate	4.74%	4.85%
Cost of crediting	1.92%	1.89%
Investment margin on deferred annuities	2.82%	2.96%

Investment margin on deferred annuities decreased by 14 basis points to 2.82% in 2018, from 2.96% in 2017. The decrease in the investment margin on deferred annuities was driven by the decrease in net investment earned rate of 11 basis points, and an unfavorable increase in cost of crediting of 3 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate decreased due to the decrease in fixed and other net investment earned rates and alternative net investment earned rates. The fixed and other net investment earned rate decreased in 2018 to 4.49% from 4.55% in 2017 primarily attributed to lower new money rates over the past year, lower returns on the assets from the Voya reinsurance transaction and lower mortgage principal paydowns, partially offset by higher floating rate investment income in the quarter. The alternative investment net investments earned rate remained strong in 2018 at 11.28% driven by strong MidCap performance for the quarter returning 14.51%. The alternative investment net investment earned rate decreased from 12.28% in 2017 as a result of the prior year benefiting from the strong performance of AmeriHome which experienced an earned rate of 23.76% in prior year, compared to 12.14% in 2018.

Cost of crediting on deferred annuities increased by 3 basis points to 1.92% in 2018, from 1.89% in 2017. The increase in cost of crediting was driven by a higher rate on the Voya reinsurance liabilities. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

In this section, references to 2018 refer to the six months ended June 30, 2018 and references to 2017 refer to the six months ended June 30, 2017.

Adjusted Operating Income

Adjusted operating income decreased by $18 million, or 3%, to $524 million in 2018, from $542 million in 2017. Adjusted operating ROE was 18.0%, down from 23.1% in the prior period. The decrease in adjusted operating income was primarily driven by an increase in other liability costs, cost of crediting and income tax expense, partially offset by higher net investment earnings.

Other liability costs increased $123 million driven by unfavorable impacts related to equity market performance resulting in an unfavorable $2 million impact in 2018 compared to a benefit of $77 million in 2017, as well as growth in our deferred annuity block of business, partially offset by lower excise taxes in 2018.

Cost of crediting increased $66 million driven by block growth, including the addition of Voya liabilities.

Net investment earnings increased $248 million driven primarily by earnings from growth in invested assets of $27.6 billion attributed to the Voya reinsurance transaction and a strong increase in deposits over the prior twelve months. Additionally, floating rate investment income increased by $60 million related to higher short-term interest rates, partially offset by a benefit in the prior year of $14 million from proceeds on the recovery of a bond previously written down and lower mortgage principal paydowns in 2018.

Investment Margin on Deferred Annuities

	Six months ended June 30,
	2018	2017
Net investment earned rate	4.68%	4.80%
Cost of crediting	1.89%	1.90%
Investment margin on deferred annuities	2.79%	2.90%

Investment margin on deferred annuities decreased by 11 basis points to 2.79% in 2018, from 2.90% in 2017. The decrease in the investment margin on deferred annuities was driven by the decrease in net investment earned rate of 12 basis points, partially offset by a favorable decrease in cost of crediting of 1 basis point.

Net investment earned rate decreased due to the decrease in fixed and other net investment earned rate. The fixed and other net investment earned rate decreased in 2018, to 4.40% from 4.53% in 2017 primarily attributed to lower new money rates over the past year, lower returns on the assets from the Voya reinsurance transaction, lower mortgage principal paydowns, elevated levels of cash during 2018 and 2017 benefiting from proceeds from a bond previously written down. The decreases were partially offset by higher floating rate investment income in the quarter. The alternative investments net investments earned rate increased in 2018 to 11.64% from 11.48% in 2017, reflecting higher income in one of our hedge funds and strong performance from MidCap.

Cost of crediting on deferred annuities decreased by 1 basis point to 1.89% in 2018, from 1.90% in 2017. The decrease in cost of crediting was driven by rate actions on business that renewed in 2017, partially offset by a higher rate on the Voya reinsurance liabilities and an increase in option costs due to higher volatility and short-term interest rates.

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

Adjusted Operating Income

Adjusted operating income decreased by $12 million to $1 million in the three months ended June 30, 2018, from $13 million in the three months ended June 30, 2017. The decrease in adjusted operating income was mainly driven by lower alternative investment income due to the decline in the market value of public equity positions in one of our funds and lower credit fund income. Our former German operations, which deconsolidated on January 1, 2018, had an operating loss of $8 million in the three months ended June 30, 2017.

Adjusted operating income decreased by $1 million to $3 million in the six months ended June 30, 2018, from $4 million in the six months ended June 30, 2017. The decrease in adjusted operating income, excluding Germany, was mainly driven by lower alternative investment income related to the decline in market value of public equity positions in one of our funds and debt costs from our inaugural debt issuance in January, partially offset by higher fixed and other investment income primarily related to the increase in excess capital. Our former German operations, which deconsolidated on January 1, 2018, had an operating loss of $11 million in the six months ended June 30, 2017.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $98.7 billion and $84.4 billion as of June 30, 2018 and December 31, 2017, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through disciplined managing of investment characteristics with our long-duration liabilities and the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The majority of our investment portfolio is managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing our portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assists us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $98.6 billion and $82.3 billion as of June 30, 2018 and December 31, 2017, respectively. AAM manages, directly and indirectly, $97.0 billion of investments, which in the aggregate constitute the vast majority of our investment portfolio as of June 30, 2018, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities, at fair value
AFS securities	$59,762	60.6%	$61,012	72.3%
Trading securities	2,053	2.1%	2,196	2.6%
Equity securities	216	0.2%	790	0.9%
Mortgage loans, net of allowances	7,609	7.7%	6,233	7.4%
Investment funds	633	0.6%	699	0.8%
Policy loans	504	0.5%	530	0.6%
Funds withheld at interest	7,700	7.8%	7,085	8.4%
Derivative assets	1,929	2.0%	2,551	3.0%
Real estate	—	—%	624	0.7%
Short-term investments	289	0.3%	201	0.2%
Other investments	123	0.1%	133	0.2%
Total investments	80,818	81.9%	82,054	97.1%
Investment in related parties
Fixed maturity securities, at fair value
AFS securities	956	1.0%	406	0.5%
Trading securities	278	0.3%	307	0.4%
Investment funds	1,836	1.8%	1,310	1.6%
Funds withheld at interest	14,221	14.4%	—	—%
Short-term investments	172	0.2%	52	0.1%
Other investments	388	0.4%	238	0.3%
Total related party investments	17,851	18.1%	2,313	2.9%
Total investments, including related party	$98,669	100.0%	$84,367	100.0%

The increase in our total investments, including related party, as of June 30, 2018 of $14.3 billion compared to December 31, 2017 was mainly driven by $18.0 billion of assets from the Voya reinsurance transaction, growth from organic deposits of $4.7 billion less liability outflows of $3.6 billion and reinvestment of earnings. These were partially offset by the deconsolidation of $5.9 billion related to our former German operations, the change in unrealized gains and losses on AFS securities and a decrease in derivative assets. Unrealized gains and losses on AFS securities decreased $2.2 billion attributed to the increase in U.S. treasury rates and credit spreads widening. Derivative assets decreased by $622 million primarily attributed to higher maturities than purchases in the current period, partially offset by equity market performance as the S&P 500 index increased by 1.7% during the year.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2018
(In millions, except percentages)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$143	$—	$(1)	$142	0.2%
U.S. state, municipal and political subdivisions	1,152	124	(5)	1,271	2.1%
Foreign governments	203	1	(5)	199	0.3%
Corporate	37,258	481	(885)	36,854	60.7%
CLO	5,355	21	(24)	5,352	8.8%
ABS	4,727	32	(43)	4,716	7.8%
CMBS	2,343	28	(47)	2,324	3.8%
RMBS	8,264	648	(8)	8,904	14.7%
Total AFS securities	59,445	1,335	(1,018)	59,762	98.4%
AFS securities – related party
CLO	473	2	(3)	472	0.8%
ABS	485	2	(3)	484	0.8%
Total AFS securities – related party	958	4	(6)	956	1.6%
Total AFS securities, including related party	$60,403	$1,339	$(1,024)	$60,718	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	0.1%
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	1.9%
Foreign governments	2,575	116	(8)	2,683	4.3%
Corporate	35,173	1,658	(171)	36,660	59.5%
CLO	5,039	53	(8)	5,084	8.2%
ABS	3,945	53	(27)	3,971	6.4%
CMBS	1,994	48	(21)	2,021	3.3%
RMBS	8,721	652	(7)	9,366	15.2%
Total fixed maturity securities	58,506	2,752	(246)	61,012	98.9%
Equity securities[1]	271	7	(1)	277	0.4%
Total AFS securities	58,777	2,759	(247)	61,289	99.3%
AFS securities – related party
CLO	353	7	—	360	0.6%
ABS	46	—	—	46	0.1%
Total AFS securities – related party	399	7	—	406	0.7%
Total AFS securities, including related party	$59,176	$2,766	$(247)	$61,695	100.0%

[1] Included in equity securities on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$11,772	19.4%	$12,026	19.6%
Financial	11,783	19.4%	11,824	19.3%
Utilities	8,740	14.4%	8,296	13.5%
Communication	2,438	4.0%	2,607	4.2%
Transportation	2,121	3.5%	1,907	3.1%
Total corporate	36,854	60.7%	36,660	59.7%
Other government-related securities
U.S. state, municipal and political subdivisions	1,271	2.1%	1,165	1.9%
Foreign governments	199	0.3%	2,683	4.4%
U.S. government and agencies	142	0.2%	62	0.1%
Total non-structured securities	38,466	63.3%	40,570	66.1%
Structured securities
CLO	5,824	9.6%	5,444	8.9%
ABS	5,200	8.6%	4,017	6.5%
CMBS	2,324	3.8%	2,021	3.3%
RMBS
Agency	115	0.2%	87	0.1%
Non-agency	8,789	14.5%	9,279	15.1%
Total structured securities	22,252	36.7%	20,848	33.9%
Total AFS fixed maturity securities, including related party	$60,718	100.0%	$61,418	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our total AFS fixed maturity securities, including related parties, was $60.7 billion and $61.4 billion as of June 30, 2018 and December 31, 2017, respectively. The decrease was mainly driven by the deconsolidation of $5.9 billion related to our former German operations and the change in unrealized gains and losses on AFS securities. Unrealized gains and losses on AFS securities decreased attributed to the increase in U.S. treasury rates and credit spreads widening. These were partially offset by strong growth in deposits over liability outflows in assets from the Voya reinsurance transaction.

The Securities Valuation Office (SVO) of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement Blank. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. With important exceptions discussed below, if a security has been rated by a Nationally Recognized Statistical Rating Organization (NRSRO), the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

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

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our former German operations applying NRSRO ratings to map to NAIC designations) is as follows:

	June 30, 2018			December 31, 2017
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$30,419	$31,056	51.2%	$30,906	$32,447	52.8%
2	26,268	26,017	42.8%	24,147	25,082	40.9%
Total investment grade	56,687	57,073	94.0%	55,053	57,529	93.7%
3	2,876	2,832	4.7%	2,978	3,040	5.0%
4	707	679	1.1%	789	765	1.2%
5	125	124	0.2%	70	66	0.1%
6	8	10	0.0%	15	18	0.0%
Total below investment grade	3,716	3,645	6.0%	3,852	3,889	6.3%
Total fixed maturity securities, including related party	$60,403	$60,718	100.0%	$58,905	$61,418	100.0%

Substantially all of our AFS fixed maturity portfolio, 94.0% and 93.7% as of June 30, 2018 and December 31, 2017, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$20,704	34.1%	$21,448	34.9%
BBB	23,837	39.3%	23,572	38.4%
Non-rated[1]	6,932	11.4%	6,592	10.7%
Total investment grade	51,473	84.8%	51,612	84.0%
BB	2,878	4.7%	3,091	5.0%
B	1,096	1.8%	1,198	2.0%
CCC	3,004	5.0%	2,696	4.4%
CC and lower	1,572	2.6%	2,302	3.8%
Non-rated[1]	695	1.1%	519	0.8%
Total below investment grade	9,245	15.2%	9,806	16.0%
Total fixed maturity securities, including related party	$60,718	100.0%	$61,418	100.0%

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

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 15.2% and 16.0% as of June 30, 2018 and December 31, 2017, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of June 30, 2018 and December 31, 2017, the non-rated securities shown above were comprised of 45% and 44%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 38% and 42%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of June 30, 2018 and December 31, 2017, 91% and 93%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. These holdings were $5.2 billion and $4.0 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, our ABS portfolio included $4.9 billion (95% of the total) and $3.8 billion (94% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $4.7 billion (90% of the total) and $3.6 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.8 billion and $5.4 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, our CLO portfolio included $5.3 billion (91% of the total) and $4.6 billion (85% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $5.5 billion (95% of the total) and $4.8 billion (88% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.3 billion and $2.0 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, our CMBS portfolio included $2.1 billion (89% of the total) and $1.9 billion (95% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.5 billion (65% of the total) and $1.4 billion (70% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $8.9 billion and $9.4 billion as of June 30, 2018 and December 31, 2017, respectively. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which are generally considered investment grade based on NAIC designations, given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our amortized cost.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,219	92.4%	$8,714	93.0%
2	385	4.3%	360	3.8%
Total investment grade	8,604	96.7%	9,074	96.8%
3	189	2.1%	213	2.3%
4	109	1.2%	73	0.8%
5	1	0.0%	6	0.1%
6	1	0.0%	—	—%
Total below investment grade	300	3.3%	292	3.2%
Total RMBS	$8,904	100.0%	$9,366	100.0%

NRSRO rating agency designation
AAA/AA/A	$528	5.9%	$335	3.6%
BBB	268	3.0%	347	3.7%
Non-rated[1]	2,750	30.9%	2,866	30.6%
Total investment grade	3,546	39.8%	3,548	37.9%
BB	352	4.0%	415	4.4%
B	401	4.5%	417	4.5%
CCC	2,904	32.6%	2,580	27.5%
CC and lower	1,568	17.6%	2,298	24.5%
Non-rated[1]	133	1.5%	108	1.2%
Total below investment grade	5,358	60.2%	5,818	62.1%
Total RMBS	$8,904	100.0%	$9,366	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations.

A significant majority of our RMBS portfolio, 96.7% and 96.8% as of June 30, 2018 and December 31, 2017, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which resulted in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovery of all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of June 30, 2018 and December 31, 2017, NRSROs characterized 39.8% and 37.9%, respectively, of our RMBS as investment grade.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of June 30, 2018, our fixed maturity securities, including related party, had a fair value of $60.7 billion, which was 0.5% above amortized cost of $60.4 billion. As of December 31, 2017, our fixed maturity securities, including related party, had a fair value of $61.4 billion, which was 4.3% above amortized cost of $58.9 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC designations:

	June 30, 2018
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$13,387	$(345)	$13,042	97.4%	$31,056	(1.1)%
2	15,446	(563)	14,883	96.4%	26,017	(2.2)%
Total investment grade	28,833	(908)	27,925	96.9%	57,073	(1.6)%
3	1,704	(72)	1,632	95.8%	2,832	(2.5)%
4	440	(43)	397	90.2%	679	(6.3)%
5	39	(1)	38	97.4%	124	(0.8)%
6	2	—	2	100.0%	10	—%
Total below investment grade	2,185	(116)	2,069	94.7%	3,645	(3.2)%
Total	$31,018	$(1,024)	$29,994	96.7%	$60,718	(1.7)%

	December 31, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Loss	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$4,901	$(100)	$4,801	98.0%	$32,447	(0.3)%
2	4,284	(82)	4,202	98.1%	25,082	(0.3)%
Total investment grade	9,185	(182)	9,003	98.0%	57,529	(0.3)%
3	881	(19)	862	97.8%	3,040	(0.6)%
4	451	(40)	411	91.1%	765	(5.2)%
5	60	(5)	55	91.7%	66	(7.6)%
6	5	—	5	100.0%	18	—%
Total below investment grade	1,397	(64)	1,333	95.4%	3,889	(1.6)%
Total	$10,582	$(246)	$10,336	97.7%	$61,418	(0.4)%
The gross unrealized losses on AFS fixed maturity securities, including related party, were $1.0 billion and $246 million as of June 30, 2018 and December 31, 2017, respectively. The increase in unrealized losses was driven by the increase in U.S. treasury rates and credit spreads widening for the six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, we held $4.5 billion and $4.4 billion, respectively, in energy sector fixed maturity securities, or 7% of total AFS fixed maturity securities, including related party, as of each period. The gross unrealized capital losses on these securities were $127 million and $33 million, or 12% and 13%, respectively, of the total unrealized losses.

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

During the six months ended June 30, 2018, we recorded $3 million of OTTI losses comprised of $2 million related to corporate fixed maturities and $1 million related to RMBS. Of the OTTI losses recognized for the six months ended June 30, 2018, there were no OTTI losses related to the energy sector. During the six months ended June 30, 2017, we recorded $12 million of OTTI losses comprised of $8 million related to corporate fixed maturities, $3 million related to mortgage loans and $1 million related to ABS. Of the OTTI losses recognized during the six months ended June 30, 2017, there were no OTTI losses related to the energy sector. The annualized OTTI losses we have experienced for the six months ended June 30, 2018 and 2017 translate into 1 basis point and 3 basis points, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities is invested in securities with international exposure. As of June 30, 2018 and December 31, 2017, 30% and 33% of the carrying value of our fixed maturity securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	June 30, 2018			December 31, 2017
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$526	$512	2.8%	$498	$511	2.6%
Italy	36	36	0.2%	59	64	0.3%
Spain	56	57	0.3%	209	225	1.1%
Portugal	—	—	—%	1	1	0.0%
Total Ireland, Italy, Greece, Spain and Portugal[1]	618	605	3.3%	767	801	4.0%
Other Europe	6,072	5,989	33.2%	8,087	8,395	42.0%
Total Europe	6,690	6,594	36.5%	8,854	9,196	46.0%
Non-U.S. North America	8,864	8,855	49.0%	8,048	8,220	41.2%
Australia & New Zealand	1,647	1,620	9.0%	1,443	1,481	7.4%
Central & South America	409	411	2.3%	481	508	2.6%
Africa & Middle East	227	223	1.2%	193	196	1.0%
Asia/Pacific	364	355	2.0%	321	327	1.6%
Supranational	—	—	—%	39	41	0.2%
Total	$18,201	$18,058	100.0%	$19,379	$19,969	100.0%

1 As of each of the respective periods, we had no holdings in Greece.

Approximately 92.3% and 90.9% of these securities are investment grade by NAIC designation as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, 9% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 21% were invested in securities of non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $605 million and $801 million as of June 30, 2018 and December 31, 2017, respectively, of exposure in these countries.

As of June 30, 2018, we held United Kingdom and Channel Islands fixed maturity securities of $2.2 billion, or 3.6% of the total fixed maturities including related parties. As of June 30, 2018, these securities were in an unrealized loss position of $51 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.3 billion and $2.5 billion as of June 30, 2018 and December 31, 2017, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$1,769	23.2%	$1,187	19.0%
Retail	1,710	22.4%	1,223	19.6%
Hotels	895	11.8%	928	14.9%
Industrial	858	11.3%	944	15.2%
Apartment	545	7.2%	525	8.4%
Other commercial[1]	457	6.0%	440	7.1%
Total net commercial mortgage loans	6,234	81.9%	5,247	84.2%
Residential loans	1,375	18.1%	986	15.8%
Total mortgage loans, net of allowances	$7,609	100.0%	$6,233	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $7.6 billion and $6.2 billion as of June 30, 2018 and December 31, 2017, respectively. This included $2.0 billion and $1.8 billion of mezzanine mortgage loans as of June 30, 2018 and December 31, 2017, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2018, we had $35 million of mortgage loans that were 90 days past due and $9 million in the process of foreclosure. As of December 31, 2017, we had $28 million of mortgage loans that were 90 days past due and $1 million in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of June 30, 2018 and December 31, 2017, we had not recorded any new specific loan valuation allowances and we recorded $0 million and $3 million, respectively, of OTTI through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $1 million and $2 million as of June 30, 2018 and December 31, 2017, respectively, attributable to loans acquired in connection with the acquisition of Aviva USA.

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. A portion of our current investment funds and VIE holdings are comprised of certain investment funds contributed by the AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the condensed consolidated financial statements. At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of June 30, 2018, the assets consisted of $137 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods.

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

The following table illustrates our consolidated VIE positions:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Fixed maturity securities
Trading securities	$48	5.9%	$48	5.5%
Equity securities	163	20.1%	240	27.8%
Investment funds	593	73.2%	571	66.1%
Cash and cash equivalents	2	0.2%	4	0.5%
Other assets	5	0.6%	1	0.1%
Total assets of consolidated VIEs	$811	100.0%	$864	100.0%

Liabilities of consolidated VIEs
Other liabilities	$4	100.0%	$2	100.0%
Total liabilities of consolidated VIEs	$4	100.0%	$2	100.0%

The assets of consolidated VIEs were $811 million and $864 million as of June 30, 2018 and December 31, 2017, respectively. The liabilities of consolidated VIEs were $4 million and $2 million as of June 30, 2018 and December 31, 2017, respectively.

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$237	7.7%	$271	10.5%
Real estate and other real assets	179	5.9%	161	6.2%
Natural resources	4	0.1%	4	0.2%
Hedge funds	53	1.7%	61	2.4%
Credit funds	160	5.2%	202	7.8%
Total investment funds	633	20.6%	699	27.1%
Investment funds – related parties
Private equity – A-A Mortgage	432	14.1%	403	15.6%
Private equity	441	14.4%	180	7.0%
Real estate and other real assets	499	16.3%	297	11.5%
Natural resources	91	3.0%	74	2.9%
Hedge funds	98	3.2%	93	3.6%
Credit funds	275	9.0%	263	10.2%
Total investment funds – related parties	1,836	60.0%	1,310	50.8%
Investment funds owned by consolidated VIEs
Private equity – MidCap	541	17.7%	528	20.4%
Credit funds	1	—%	21	0.8%
Real estate and other real assets	51	1.7%	22	0.9%
Total investment funds owned by consolidated VIEs	593	19.4%	571	22.1%
Total investment funds, including related parties and VIEs	$3,062	100.0%	$2,580	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, the total investment funds, including related party and consolidated VIEs, were $3.1 billion and $2.6 billion as of June 30, 2018 and December 31, 2017, respectively. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest rate and equity market risks expose us to potential volatility in our earnings period-over-period related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of June 30, 2018, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income. The change in the embedded derivative in our reinsurance agreements, which is similar to a total return swap on the income generated by the underlying assets held by the ceding companies, is recorded in investment related gains (losses). Although we do not directly control the underlying investments in the funds withheld at interest, in each instance the ceding company has hired AAM to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest, including related party:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$77	0.4%	$—	—%
U.S. state, municipal and political subdivisions	507	2.3%	117	1.6%
Foreign governments	122	0.6%	—	—%
Corporate	11,615	53.0%	2,095	29.6%
CLO	767	3.5%	669	9.4%
ABS	1,269	5.8%	886	12.5%
CMBS	839	3.8%	290	4.1%
RMBS	2,054	9.4%	1,551	21.9%
Equity securities	51	0.2%	28	0.4%
Mortgage loans	3,476	15.8%	792	11.2%
Investment funds	486	2.2%	376	5.3%
Derivative assets	289	1.3%	78	1.1%
Short-term investments	332	1.5%	16	0.2%
Cash and cash equivalents	311	1.4%	132	1.9%
Other assets and liabilities	(274)	(1.2)%	55	0.8%
Total funds withheld at interest, including related party	$21,921	100.0%	$7,085	100.0%

As of June 30, 2018 and December 31, 2017, we held $21.9 billion and $7.1 billion, respectively, of funds withheld at interest receivables, including related party. The increase funds withheld at interest is mainly due to $14.7 billion of modco reinsurance agreements from the Voya reinsurance transaction. Approximately 95.4% and 94.2% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2018 and December 31, 2017, respectively.

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

Invested Assets

The following summarizes our invested assets:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Invested Asset Value[1]	Percent of Total
Corporate	$50,217	51.0%	$37,059	$1,536	$38,595	46.9%
CLO	6,286	6.4%	5,914	—	5,914	7.2%
Credit	56,503	57.4%	42,973	1,536	44,509	54.1%
RMBS	10,557	10.7%	10,532	—	10,532	12.8%
Mortgage loans	11,088	11.2%	6,858	165	7,023	8.5%
CMBS	3,188	3.2%	2,322	—	2,322	2.8%
Real estate held for investment	—	—%	—	625	625	0.8%
Real estate	24,833	25.1%	19,712	790	20,502	24.9%
ABS	6,589	6.7%	4,824	—	4,824	5.9%
Alternative investments	3,913	4.0%	3,692	137	3,829	4.6%
State, municipal, political subdivisions and foreign government	2,055	2.1%	1,347	2,411	3,758	4.5%
Unit-linked assets	—	—%	—	407	407	0.5%
Equity securities	289	0.3%	192	128	320	0.4%
Short-term investments	736	0.7%	228	—	228	0.3%
U.S. government and agencies	221	0.2%	29	35	64	0.1%
Other investments	13,803	14.0%	10,312	3,118	13,430	16.3%
Cash and equivalents	2,353	2.4%	2,504	296	2,800	3.4%
Policy loans and other	1,117	1.1%	761	296	1,057	1.3%
Total invested assets	$98,609	100.0%	$76,262	$6,036	$82,298	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $98.6 billion and $82.3 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, our total invested assets were mainly comprised of 51.0% of corporate securities, 27.0% of structured securities, 11.2% of mortgage loans and 4.0% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $13.6 billion of private placements, which represented 14% of our total invested assets. The increase in total invested assets as of June 30, 2018 from December 31, 2017 was primarily driven by $17.7 billion of invested assets from the Voya reinsurance transaction, strong growth in deposits over liability outflows and reinvestment of earnings, partially offset by the deconsolidation of our former Germany operations.

In managing our business we utilize invested assets as presented in the above table. Invested assets do not correspond to the total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in –Key Operating and Non-GAAP Measures. Invested assets represent the investments that directly back our policyholder liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also deconsolidate any VIEs in order to show the net investment in the funds, which therefore are included in the alternative investments line above.

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

Alternative Investments

The following summarizes our alternative investments:

	June 30, 2018		December 31, 2017
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$659	16.8%	$784	20.4%
Private equity – MidCap	541	13.8%	528	13.8%
Private equity – A-A Mortgage (AmeriHome)	530	13.5%	496	12.9%
Private equity – other	764	19.6%	554	14.5%
Mortgage and real assets	883	22.6%	643	16.8%
Hedge funds	179	4.6%	467	12.2%
Public equities	121	3.1%	171	4.5%
Natural resources and other real assets	236	6.0%	186	4.9%
Total alternative investments	$3,913	100.0%	$3,829	100.0%

Alternative investments were $3.9 billion and $3.8 billion as of June 30, 2018 and December 31, 2017, respectively, representing 4.0% and 4.6% of our total invested assets portfolio as of June 30, 2018 and December 31, 2017, respectively.

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

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which was $541 million and $528 million as of June 30, 2018 and December 31, 2017, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 14.51% and 8.13% for the three months ended June 30, 2018 and 2017, respectively, and 13.15% and 9.93% for the six months ended June 30, 2018 and 2017, respectively. Alternative investment income from CoInvest VII was $21 million and $12 million for the three months ended June 30, 2018 and 2017, respectively, and $37 million and $28 million for the six months ended June 30, 2018 and 2017, respectively. The increase in alternative investment income for both periods was driven by higher loan volumes and increased assets under management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AmeriHome

Our equity investment in AmeriHome is held indirectly through an investment fund, A-A Mortgage Opportunities, LP (A-A Mortgage), of which AmeriHome is currently the fund’s only investment. AmeriHome is a mortgage origination platform and an aggregator of mortgage servicing rights. AmeriHome acquires mortgage loans from retail originators and re-sells the loans to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and other investors. AmeriHome retains the mortgage servicing rights on the loans that it sells and employs a subservicer to perform servicing operations, including payment collection. AmeriHome’s earnings are primarily driven by two sources: gains or losses on the sale of mortgage loans and the difference between the fee that it charges for mortgage servicing and the fee charged by the subservicer. As a result, AmeriHome’s financial results are influenced by interest rates and related housing demand. AmeriHome is primarily exposed to credit risk related to the accuracy of the representations and warranties in the loans that AmeriHome acquires and prepayment risk, which prematurely terminates fees related to mortgage servicing.

Our alternative investment in A-A Mortgage was $530 million and $496 million as of June 30, 2018 and December 31, 2017, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 12.14% and 23.76% for the three months ended June 30, 2018 and 2017, respectively, and 12.93% and 17.18% for the six months ended June 30, 2018 and 2017, respectively. Alternative investment income from A-A Mortgage was $16 million and $29 million for the three months ended June 30, 2018 and 2017, respectively, and $34 million and $40 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in alternative investment income for the three months ended June 30, 2018 compared to 2017 was attributed to 2017 reflecting outperformance in the prior year driven by higher loan origination related to lower interest rates.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income is included in the Consolidated Results of Operations section.

The reconciliation of shareholders’ equity to adjusted shareholders’ equity, which is included in adjusted book value per share, adjusted debt to capital ratio, adjusted ROE and adjusted operating ROE is as follows:

(In millions)	June 30, 2018	December 31, 2017
Total shareholders’ equity	$8,505	$9,208
Less: AOCI	126	1,415
Less: Accumulated reinsurance unrealized gains and losses	12	161
Total adjusted shareholders’ equity	$8,367	$7,632

Segment adjusted shareholders’ equity
Retirement Services	$6,114	$5,304
Corporate and Other	2,253	2,328
Total adjusted shareholders’ equity	$8,367	$7,632

The reconciliation of net income to adjusted net income, which is included in adjusted ROE is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$264	$326	$532	$710
Reinsurance unrealized gains and losses	95	(45)	149	(88)
Adjusted net income	$359	$281	$681	$622

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$958	4.47%	$821	4.38%	$1,813	4.44%	$1,607	4.35%
Reinsurance embedded derivative impacts	72	0.34%	52	0.28%	117	0.29%	97	0.26%
Net VIE earnings	1	0.00%	21	0.11%	16	0.04%	32	0.09%
Alternative income gain (loss)	(1)	(0.00)%	6	0.03%	—	—%	(7)	(0.02)%
Held for trading amortization	(21)	(0.10)%	(15)	(0.08)%	(44)	(0.11)%	(30)	(0.08)%
Total adjustments to arrive at net investment earnings/earned rate	51	0.24%	64	0.34%	89	0.22%	92	0.25%
Total net investment earnings/earned rate	$1,009	4.71%	$885	4.72%	$1,902	4.66%	$1,699	4.60%

Retirement Services	$983	4.74%	$821	4.85%	$1,849	4.68%	$1,601	4.80%
Corporate and Other	26	3.71%	64	3.53%	53	4.01%	98	2.71%
Total net investment earnings/earned rate	$1,009	4.71%	$885	4.72%	$1,902	4.66%	$1,699	4.60%

Retirement Services average invested assets	$82,879		$67,577		$79,000		$66,635
Corporate and Other average invested assets	2,848		7,345		2,646		7,258
Consolidated average invested assets	$85,727		$74,922		$81,646		$73,893

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting on deferred annuities, and the respective rates, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$332	2.00%	$553	3.95%	$351	1.12%	$1,245	4.48%
Interest credited other than deferred annuities	(41)	(0.25)%	(42)	(0.30)%	(81)	(0.26)%	(68)	(0.24)%
FIA option costs	206	1.25%	149	1.07%	380	1.21%	294	1.05%
Product charges (strategy fees)	(23)	(0.14)%	(17)	(0.12)%	(45)	(0.14)%	(34)	(0.12)%
Reinsurance embedded derivative impacts	3	0.02%	9	0.06%	6	0.02%	18	0.06%
Change in fair value of embedded derivatives – FIAs	(168)	(1.01)%	(399)	(2.85)%	(35)	(0.11)%	(933)	(3.35)%
Negative VOBA amortization	7	0.04%	10	0.07%	17	0.05%	22	0.08%
Unit-linked change in reserves	—	—%	1	0.01%	—	—%	(17)	(0.06)%
Other changes in interest sensitive contract liabilities	2	0.01%	—	—%	—	—%	—	—%
Total adjustments to arrive at cost of crediting on deferred annuities	(14)	(0.08)%	(289)	(2.06)%	242	0.77%	(718)	(2.58)%
Retirement Services cost of crediting on deferred annuities	$318	1.92%	$264	1.89%	$593	1.89%	$527	1.90%

Average account value	$66,241		$56,001		$62,694		$55,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	June 30, 2018	December 31, 2017
Total investments, including related parties	$98,669	$84,367
Derivative assets	(1,929)	(2,551)
Cash and cash equivalents (including restricted cash)	3,786	4,993
Accrued investment income	662	652
Payables for collateral on derivatives	(1,746)	(2,323)
Reinsurance funds withheld and modified coinsurance	(130)	(579)
VIE and VOE assets, liabilities and noncontrolling interest	809	862
AFS unrealized (gain) loss	(370)	(2,794)
Ceded policy loans	(284)	(296)
Net investment receivables (payables)	(858)	(33)
Total adjustments to arrive at invested assets	(60)	(2,069)
Total invested assets	$98,609	$82,298

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	June 30, 2018	December 31, 2017
Investment funds, including related parties and VIEs	$3,062	$2,580
CLO equities included in trading securities	139	182
Financial Credit Investment special-purpose vehicle included in trading securities related party	—	287
Investment funds within funds withheld at interest	463	416
Royalties, other assets included in other investments and other assets	72	76
Net assets of the VIE, excluding investment funds	177	288
Total adjustments to arrive at alternative investments	851	1,249
Alternative investments	$3,913	$3,829

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	June 30, 2018	December 31, 2017
Total liabilities	$106,250	$90,539
Short-term debt	(183)	—
Long-term debt	(991)	—
Derivative liabilities	(137)	(134)
Payables for collateral on derivatives	(1,746)	(2,323)
Funds withheld liability	(389)	(407)
Other liabilities	(1,524)	(1,222)
Liabilities of consolidated VIEs	(4)	(2)
Reinsurance ceded receivables	(4,847)	(4,972)
Policy loans ceded	(284)	(296)
Other	(5)	—
Total adjustments to arrive at reserve liabilities	(10,110)	(9,356)
Total reserve liabilities	$96,140	$81,183

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of June 30, 2018 was $51.7 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which is undrawn as of the date hereof and has a remaining term of approximately three years. On January 3, 2018, we filed a registration statement on Form S-3 ASR (Shelf Registration Statement), which, subject to market conditions and other factors, provides us with access to the capital markets and on January 12, 2018, we issued $1.0 billion of senior unsecured notes under our Shelf Registration Statement. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

▪
for purposes of administering this test, liquid limit assets are discounted by 25% and include public corporate bonds rated A- or above, liquid ABS (defined as prime auto, auto floorplan, Tier 1 subprime auto, auto lease, prime credit cards, equipment lease or utility stranded assets) and RMBS with weighted average lives less than three years rated A- or above; or CMBS with weighted average lives less than three years rated AAA- or above

•
we seek to maintain sufficient capital and surplus at ALRe to meet the following collateral and capital maintenance calls under a substantial stress event, such as the failure of a major financial institution (Lehman event):

▪	collateral calls from modco and ALRe third-party reinsurance contracts

▪	U.S. regulated entity capital maintenance calls from nonmodco activity.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and market value adjustments (MVA), which are intended to protect us from early withdrawals. As of June 30, 2018 and December 31, 2017, approximately 81% and 86% , respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2018 and December 31, 2017, approximately 67% and 72%, respectively of policies contained MVAs that also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, PRT obligations and payout annuities are generally non-surrenderable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2018	2017
Net income	$532	$710
Payment at inception of reinsurance agreements, net	(394)	—
Non-cash revenues and expenses	381	363
Net cash provided by operating activities	519	1,073

Sales, maturities and repayment of investments	8,922	8,324
Purchases and acquisitions of investments	(12,814)	(11,668)
Other investing activities	(12)	752
Net cash used in investing activities	(3,904)	(2,592)

Deposits on investment-type policies and contracts	4,375	4,727
Withdrawals on investment-type policies and contracts	(2,839)	(2,607)
Net change in cash collateral posted for derivative transactions	(577)	477
Net proceeds and repayment of debt	1,181	—
Other financing activities	36	(28)
Net cash provided by financing activities	2,176	2,569
Effect of exchange rate changes on cash and cash equivalents	—	19
Net (decrease) increase in cash and cash equivalents[1]	$(1,209)	$1,069

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments, interest credited to policyholders, and operating expenses. Our operating activities generated cash flows totaling $519 million and $1.1 billion for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by operating activities was primarily driven by the ceding commission related to the Voya reinsurance transaction, higher tax refunds in 2017 and higher commissions due to strong retail sales, partially offset by an increase in net investment income reflecting an increase in our investment portfolio attributed to the strong growth in deposits.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $3.9 billion and $2.6 billion for the six months ended June 30, 2018 and 2017, respectively. The change in cash used in investing activities was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows, the investment of proceeds from our debt issuance, the deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries and the reinvestment of earnings.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments from borrowing activities. Our financing activities provided cash flows totaling $2.2 billion and $2.6 billion for the six months ended June 30, 2018 and 2017, respectively. The change in cash provided from financing activities was primarily attributed to the change in cash collateral posted for derivative transactions and lower funding agreement issuances in 2018 partially offset by proceeds from the issuance of debt.

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

Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the Bermuda Monetary Authority (BMA) an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its relevant margins, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

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

Shelf Registration

On January 3, 2018, we filed our Shelf Registration Statement with the United States Securities and Exchange Commission (SEC), which became effective upon filing. Under our Shelf Registration Statement, we have the ability to issue, in indeterminate amounts, debt securities, preferred shares, depositary shares, Class A common shares, warrants and units. On January 12, 2018, we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028 under our Shelf Registration Statement.

Membership in Federal Home Loan Bank

We are a member of the FHLBDM and the FHLBI. Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $50 million and $36 million of FHLB common stock as of June 30, 2018 and December 31, 2017, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. We had outstanding borrowings under these arrangements of $183 million and $0 million as of June 30, 2018 and December 31, 2017, respectively.

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

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2018 and December 31, 2017, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $701 million and $573 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets, dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2018, the total maximum borrowings under the FHLBDM facility were limited to $16.5 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that, as of June 30, 2018, we had the ability to draw up to a total of approximately $1.5 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Capital Resources

As of December 31, 2017 and 2016, our U.S. insurance companies’ TAC, as defined by the NAIC, was $1.9 billion and $1.8 billion, respectively, and our ALRe statutory capital, as defined by the BMA, was $7.0 billion and $6.1 billion, respectively. As of December 31, 2017 and 2016, our U.S. RBC ratio was 490% and 478%, respectively, and our Bermuda Solvency Capital Requirement (BSCR) ratio was 354% and 228%, respectively, all above our internal targets. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards and above our internal targets as of June 30, 2018, December 31, 2017 and 2016, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the Minimum Margin of Solvency (MMS) and maintain minimum economic balance sheet (EBS) capital and surplus to meet the Enhanced Capital Requirement (ECR). Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $7.7 billion and $4.4 billion resulting in a BSCR ratio of 354% and 228% as of December 31, 2017 and 2016, respectively. The MRC ratio to be considered solvent by the BMA is 100%. As of June 30, 2018, December 31, 2017 and 2016, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2017 and 2016, our ALRe RBC ratio was 562% and 529%, respectively, both above our internal targets. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position, provides us the opportunity to take advantage of market dislocations as they arise. Changes in U.S. tax rates under the Tax Act may impact our RBC ratios. See Part I—Item 1. Business–Regulation–United States–Tax Reform in our 2017 Annual Report for further discussion.

Balance Sheet and Other Arrangements

Contractual Obligations

The following table summarizes estimated future payments on our contractual obligations as of June 30, 2018:

	Payments Due by Period
(In millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Interest sensitive contract liabilities	$87,052	$7,270	$16,377	$17,314	$46,091
Future policy benefits	13,970	187	500	510	12,773
Other policy claims and benefits	136	136	—	—	—
Dividends payable to policyholders	118	5	9	9	95
Short-term debt[1]	184	184	—	—	—
Long-term debt[1]	1,413	21	83	83	1,226
Total	$102,873	$7,803	$16,969	$17,916	$60,185

[1] The obligations for short- and long-term debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements, as described in Note 8 – Debt to the condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off Balance Sheet Arrangements

Collateral for Derivatives

We enter into derivatives for risk management purposes. We hold non-cash collateral from counterparties for our derivatives, which has not been recorded on our consolidated balance sheets. These amounts were $111 million and $221 million as of June 30, 2018 and December 31, 2017, respectively.

Collateral for Reinsurance

We hold collateral for and provide collateral to counterparties for our reinsurance agreements. We held $568 million and $259 million as of June 30, 2018 and December 31, 2017, respectively, of collateral on behalf of our reinsurers.

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

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report; however, due to the significance of the Voya reinsurance transactions, the following updates and replaces those tables provided in the 2017 Annual Report:

Future Policy Benefits—Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

As of June 30, 2018, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $2.9 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	June 30, 2018
+10% assessments	$(83)
–10% assessments	92
+100 bps discount rate	82
–100 bps discount rate	(102)
1% lower annual equity growth	58

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Derivatives—Valuation of Embedded Derivatives on FIAs

As of June 30, 2018, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $8.1 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	June 30, 2018
+100 bps discount rate	$(574)
–100 bps discount rate	647

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired—As of June 30, 2018, DAC, DSI and VOBA totaled $4.7 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	June 30, 2018
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$37	$15	$48	$100
–10% estimated future gross profits	(44)	(19)	(53)	(116)
+100 bps discount rate	(67)	(29)	(36)	(132)
–100 bps discount rate	73	36	45	154

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

There have been no material changes to our market risk exposures from those previously disclosed in the 2017 Annual Report, except as described below. The following updates and replaces the information provided in the 2017 Annual Report:

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate, parallel increase in interest rates of 25 basis points from levels as of June 30, 2018, the estimated point-in-time impact to our pre-tax consolidated statements of income would have been a decrease of $196 million as of June 30, 2018. If there were a similar parallel increase in interest rates from levels as of December 31, 2017, the estimated point-in-time impact to our pre-tax consolidated statements of income would have been an increase of $18 million as of December 31, 2017. The decrease compared to December 31, 2017 was driven by the Voya reinsurance transaction on June 1, 2018, which substantially increased our exposure to reinsurance unrealized gains and losses that are included in our pre-tax income. An immediate, parallel decline in interest rates of 25 basis points is estimated to increase our pre-tax consolidated statements of income as of June 30, 2018 and December 31, 2017 by similar amounts to the decreases shown above.

Assuming a 25 basis points increase in interest rates persists for a 12-month period, the estimated impact to adjusted operating income is expected to be relatively unchanged from the sensitivities shown in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report, as there were minimal floating rate assets added as a part of the Voya reinsurance transaction. The models used to estimate the impact of a 25 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

Public Equity Risk

Assuming all other factors are constant, we estimate that a decline in public equity market prices of 10% would be relatively unchanged from the sensitivities shown in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2017 Annual Report.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above. In light of the overlap between disclosure controls and procedures and internal control over financial reporting, our evaluation of disclosure controls and procedures excluded an assessment of those disclosure controls and procedures related to the Voya reinsurance transactions discussed in Note 7 – Reinsurance to the condensed consolidated financial statements that are subsumed by internal control over financial reporting.

In connection with the closing of the Voya reinsurance transactions discussed in Note 7 – Reinsurance to the condensed consolidated financial statements, we designed and implemented controls over block reinsurance accounting, including data, modeling, reconciliation and review procedures. Other than the changes relating to the Voya reinsurance transactions, there were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of certain legal proceedings affecting us, see Note 13 – Commitments and Contingencies – Litigation, Claims and Assessments to the condensed consolidated financial statements.

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

In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we are undertaking certain actions and exploring various alternatives intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by our non-U.S. reinsurance subsidiaries to our U.S. subsidiaries are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” We have made estimates regarding the overall tax rate we expect to experience as a result of undertaking such actions. The determination of each such figure, or range of figures, involves numerous estimates and assumptions regarding the efficacy of such actions in bringing about the desired outcomes and the magnitude of such outcomes to be experienced. Such estimates and assumptions may prove incorrect in the event that we receive conflicting guidance regarding the proper interpretation of the Tax Act. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future overall tax rate may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

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

Our U.S. insurance subsidiaries have experienced increased service and administration complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne, a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide services on such policies. AllianceOne also administers certain annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced similar service and administration issues.

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to the NYSDFS, CDI and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examination or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by AllianceOne. On June 28, 2018 we entered into a consent order with the NYSDFS resolving that matter in a manner that, when considering the indemnification received from affiliates of Global Atlantic, did not have a material impact on our financial condition, results of operations or cash flows.

In addition to the foregoing, we have received inquiries, and expect to continue to receive inquiries, from other regulatory authorities regarding the conversion matter. In addition to the examinations and proceedings initiated to date, it is possible that other regulators may pursue similar formal examinations, inquiries or enforcement proceedings and that any examinations, inquiries and/or enforcement proceedings may result in fines, administrative penalties and payments to policyholders. While we do not expect the amount of any such fines, penalties or payments arising from these matters to be material to our financial condition, results of operations or cash flows, it is possible that such amounts could be material.

Pursuant to the terms of the reinsurance agreements between us and the relevant affiliates of Global Atlantic, the applicable affiliates of Global Atlantic have financial responsibility for the ceded life block and are subject to significant administrative service requirements, including compliance with applicable law. The agreements also provide for indemnification to us, including for administration issues.

The following updates and replaces the similarly named section of risk factors included in our 2017 Annual Report:

Risks Relating to Taxation

The BEAT may significantly increase our tax liability and our efforts to mitigate the cost of the BEAT may be unnecessary, inefficient, ineffective, or counterproductive.

The Tax Act introduced a new tax called the BEAT. The BEAT operates as a minimum tax and is generally calculated as a percentage (5% in 2018, 10% in 2019–2025, and 12.5% in 2026 and thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

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

Moreover, our non-U.S. reinsurance subsidiaries pay or accrue substantial amounts to our U.S. subsidiaries under our reinsurance agreements for increases in policy reserves and to reimburse our U.S. subsidiaries for payments of benefits to our policyholders. It is not clear whether such amounts should be netted against the amounts our U.S. subsidiaries pay or accrue to our non-U.S. reinsurance subsidiaries under our reinsurance agreements for purposes of calculating their “base erosion payments” and “base erosion tax benefits.” No assurance can be given that any such amounts will be netted. If the amounts cannot be netted and we do not take sufficient action to mitigate or eliminate the BEAT, or if the IRS successfully challenges the tax treatment of any such mitigating actions, the tax liability of our subsidiaries that are subject to U.S. taxation will increase and our results of operations will be materially adversely affected.

In light of the possibility of material additional tax cost to our U.S. subsidiaries due to the lack of clear guidance regarding the application of the BEAT, we are taking steps intended to mitigate the potential effect of the BEAT on our results of operations in the event it is determined that none of the amounts paid or accrued by a non-U.S. reinsurance subsidiary to our U.S. subsidiaries are taken into account in the calculation of “base erosion payments” or “base erosion tax benefit.” Our efforts may not succeed. Additionally, it is possible that we will be required to take further action before the uncertainty regarding the BEAT is resolved, and accordingly our actions may, in hindsight, prove to have been unnecessary and inefficient.

The term “related” is defined broadly under the BEAT and application of the definition and the tax attribution rules to which it refers can produce results that are hard to predict. We believe that other than our wholly-owned subsidiaries, none of our reinsurance counterparties should be treated as “related” to us for purposes of the BEAT, and therefore payments under our reinsurance arrangements with such counterparties are not subject to the BEAT. However, there is considerable uncertainty regarding the scope of the term “related” for BEAT purposes, and no assurances can be made that the IRS will not assert that one or more of our reinsurance counterparties are “related” to us for purposes of the BEAT. A successful challenge would have a material adverse effect on our results of operation.

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

Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Internal Revenue Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. subsidiaries are deemed to own all of the stock of ALRe’s non-U.S. subsidiaries held by ALRe for CFC purposes. Accordingly, ALRe’s non-U.S. subsidiaries are currently treated as CFCs, without regard to whether the provisions of our bye-laws described above are effective for purposes of the CFC provisions. The legislative history under the Tax Act indicates that this change was not intended to cause any of AHL’s non-U.S. subsidiaries to be treated as a CFC with respect to a 10% U.S. Shareholder (as defined below) that is not related to our U.S. subsidiaries. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended June 30, 2018 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share[1]	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
April 1 – April 30, 2018	1,475	$47.84	—	$—
May 1 – May 31, 2018	12	$46.71	—	$—
June 1 – June 30, 2018	—	$—	—	$—

[1] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or units or upon the exercise of stock options.

2 As of June 30, 2018, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Eleventh Amended and Restated Bye-Laws of Athene Holding Ltd., effective June 6, 2018.*
10.1	Reinsurance agreement (FA Business), effective as of June 1, 2018, between Athene Annuity and Life Assurance Company and Voya Insurance and Annuity Company.
10.2	Modified coinsurance agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity and Life Assurance Company and Voya Insurance and Annuity Company.
10.3	Modified coinsurance agreement (FA Business), effective as of June 1, 2018, between Athene Life Re Ltd. and Voya Insurance and Annuity Company.
10.4	Sixth Amended and Restated Fee Agreement, dated as of June 7, 2018, between Athene Asset Management LLC and Athene Holding Ltd.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

* As revised from the version filed as Exhibit 3.2 to the Form 8-K filed on June 6, 2018 to incorporate certain technical corrections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 3, 2018	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)