Form 10-Q
period 2018-09-30
Athene Holding Ltd
filed 2018-11-01
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☒		Accelerated filer ☐
	Non-accelerated filer ☐		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of September 30, 2018:

	Class A common shares	164,849,200	Class M-2 common shares	841,011
	Class B common shares	25,483,107	Class M-3 common shares	1,001,110
	Class M-1 common shares	3,359,345	Class M-4 common shares	4,224,071

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management LLC
AGM	Apollo Global Management, LLC
AHL	Athene Holding Ltd.
ALIC	Athene Life Insurance Company
ALR	ALR Aircraft Investment Ireland Limited
ALRe	Athene Life Re Ltd.
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, LLC, together with its subsidiaries
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
Other liability costs
Other liability costs include DAC, DSI and VOBA amortization, rider reserves, institutional costs, the cost of liabilities on products other than deferred annuities including offsets for premiums, product charges and other revenues

OTTI	Other-than-temporary impairment
Overall tax rate	Tax rate including corporate income taxes, the BEAT and excise taxes, in each case, to the extent applicable, as a percentage of adjusted operating income before tax
Payout annuities	Annuities with a current cash payment component, which consist primarily of SPIAs, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
PRT	Pension risk transfer
RBC	Risk-based capital
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired
Voya reinsurance transactions	Collectively, the coinsurance and modified coinsurance agreements we entered into on June 1, 2018 with Voya Insurance and Annuity Company and ReliaStar Life Insurance Company

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2018	December 31, 2017
Assets
Investments
Fixed maturity securities, at fair value
Available-for-sale securities (amortized cost: 2018 – $59,744 and 2017 – $58,506)	$59,882	$61,012
Trading securities	1,977	2,196
Equity securities, at fair value	292	790
Mortgage loans, net of allowances (portion at fair value: 2018 – $37 and 2017 – $41)	8,982	6,233
Investment funds (portion at fair value: 2018 – $127 and 2017 – $145)	692	699
Policy loans	512	530
Funds withheld at interest (portion at fair value: 2018 – $151 and 2017 – $312)	7,841	7,085
Derivative assets	2,515	2,551
Real estate (portion held for sale: 2017 – $32)	—	624
Short-term investments, at fair value (cost: 2018 – $234 and 2017 – $201)	234	201
Other investments (portion at fair value: 2018 – $43 and 2017 – $0)	114	133
Total investments	83,041	82,054
Cash and cash equivalents	3,723	4,888
Restricted cash	218	105
Investments in related parties
Fixed maturity securities, at fair value
Available-for-sale securities (amortized cost: 2018 – $1,250 and 2017 – $399)	1,243	406
Trading securities	259	307
Mortgage loans	389	—
Investment funds (portion at fair value: 2018 – $197 and 2017 – $30)	2,093	1,310
Funds withheld at interest (portion at fair value: 2018 – $91)	13,963	—
Short-term investments, at fair value (cost: 2018 – $10 and 2017 – $52)	10	52
Other investments	386	238
Accrued investment income (related party: 2018 – $23 and 2017 – $10)	686	652
Reinsurance recoverable (related party: 2018 – $8; portion at fair value: 2018 – $1,679 and 2017 – $1,824)	5,201	4,972
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,972	2,930
Other assets	1,187	969
Assets of consolidated variable interest entities
Investments
Fixed maturity securities, trading, at fair value – related party	48	48
Equity securities, at fair value – related party	176	240
Investment funds (related party: 2018 – $564 and 2017 – $571; portion at fair value: 2018 – $564 and 2017 – $549)	605	571
Cash and cash equivalents	2	4
Other assets	2	1
Total assets	$118,204	$99,747
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)	September 30, 2018	December 31, 2017
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2018 – $17,367; portion at fair value: 2018 – $9,557 and 2017 – $8,929)	$88,903	$67,708
Future policy benefits (related party: 2018 – $965; portion at fair value: 2018 – $2,233 and 2017 – $2,428)	14,771	17,507
Other policy claims and benefits (related party: 2018 – $3)	140	211
Dividends payable to policyholders	120	1,025
Long-term debt	991	—
Derivative liabilities	124	134
Payables for collateral on derivatives	2,315	2,323
Funds withheld liability (portion at fair value: 2018 – $3 and 2017 – $22)	389	407
Other liabilities (related party: 2018 – $99 and 2017 – $64)	1,380	1,222
Liabilities of consolidated variable interest entities	2	2
Total liabilities	109,135	90,539
Commitments and Contingencies (Note 13)
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2018 and 2017 – 425,000,000 shares; issued and outstanding: 2018 – 164,849,200 and 2017 – 142,386,704 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2018 and 2017 – 325,000,000 shares; issued and outstanding: 2018 – 25,483,107 and 2017 – 47,422,399 shares	—	—
Class M-1 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,109,560 shares; issued and outstanding: 2018 – 3,359,345 and 2017 – 3,388,890 shares	—	—
Class M-2 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 5,000,000 shares; issued and outstanding: 2018 – 841,011 and 2017 – 851,103 shares	—	—
Class M-3 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,500,000 shares; issued and outstanding: 2018 – 1,001,110 and 2017 – 1,092,000 shares	—	—
Class M-4 – par value $0.001 per share; contingently convertible to Class A; authorized: 2018 and 2017 – 7,500,000 shares; issued and outstanding: 2018 – 4,224,071 and 2017 – 4,711,743 shares	—	—
Additional paid-in capital	3,499	3,472
Retained earnings	5,527	4,321
Accumulated other comprehensive income (related party: 2018 – $(7) and 2017 – $48)	43	1,415
Total shareholders' equity	9,069	9,208
Total liabilities and equity	$118,204	$99,747
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenues
Premiums (related party of $41 and $0 for the three months ended and $623 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	$531	$72	$1,535	$503
Products charges (related party of $14 and $0 for the three months ended and $19 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	119	86	321	252
Net investment income (related party investment income of $226 and $50 for the three months ended and $369 and $179 for the nine months ended September 30, 2018 and 2017, respectively, and related party investment expense of $88 and $81 for the three months ended and $257 and $235 for the nine months ended September 30, 2018 and 2017, respectively)	1,070	820	2,883	2,427
Investment related gains (losses) (related party of $(27) and $(2) for the three months ended and $(8) and $(10) for the nine months ended September 30, 2018 and 2017, respectively)	823	473	585	1,615
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(7)	(11)	(10)	(23)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	4	(2)	4	(2)
Net other-than-temporary impairment losses	(3)	(13)	(6)	(25)
Other revenues	10	8	22	24
Revenues of consolidated variable interest entities
Net investment income (related party of $15 and $10 for the three months ended and $39 and $30 for the nine months ended September 30, 2018 and 2017, respectively)	15	10	39	30
Investment related gains (losses) (related party of $23 and $17 for the three months ended and $17 and $29 for the nine months ended September 30, 2018 and 2017, respectively)	23	17	17	29
Total revenues	2,588	1,473	5,396	4,855
Benefits and expenses
Interest sensitive contract benefits (related party of $135 and $0 for the three months ended and $155 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	741	621	1,092	1,866
Amortization of deferred sales inducements	23	13	66	42
Future policy and other policy benefits (related party of $58 and $0 for the three months ended and $638 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	920	259	2,178	1,051
Amortization of deferred acquisition costs and value of business acquired	30	80	211	251
Dividends to policyholders	10	48	32	129
Policy and other operating expenses (related party of $22 and $4 for the three months ended and $27 and $10 for the nine months ended September 30, 2018 and 2017, respectively)	158	158	453	479
Operating expenses of consolidated variable interest entities	—	—	1	—
Total benefits and expenses	1,882	1,179	4,033	3,818
Income before income taxes	706	294	1,363	1,037
Income tax expense	66	20	191	53
Net income	$640	$274	$1,172	$984

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4	$3.24	$1.40	$5.94	$5.05
Diluted – Class A	3.23	1.39	5.92	5.00
Diluted – Class B	3.24	1.40	5.94	5.05
Diluted – Class M-1	3.24	1.40	5.94	5.05
Diluted – Class M-2	3.24	1.39	5.90	3.26
Diluted – Class M-3	3.24	1.07	5.90	2.27
Diluted – Class M-4	2.49	0.79	4.42	1.91

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$640	$274	$1,172	$984
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(103)	171	(1,680)	1,172
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	(4)	2	(4)	2
Unrealized gains (losses) on hedging instruments	7	(31)	52	(69)
Pension adjustments	—	1	3	—
Foreign currency translation adjustments	—	4	(10)	14
Other comprehensive income (loss), before tax	(100)	147	(1,639)	1,119
Income tax expense (benefit) related to other comprehensive income	(17)	45	(309)	324
Other comprehensive income (loss)	(83)	102	(1,330)	795
Comprehensive income (loss)	$557	$376	$(158)	$1,779

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Athene Holding Ltd. shareholders' equity	Noncontrolling interest	Total equity
Balance at December 31, 2016	$—	$3,421	$3,070	$367	$6,858	$1	$6,859
Net income	—	—	984	—	984	—	984
Other comprehensive income	—	—	—	795	795	—	795
Stock-based compensation	—	40	—	—	40	—	40
Retirement or repurchase of shares	—	—	(8)	—	(8)	—	(8)
Other changes in equity of noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2017	$—	$3,461	$4,046	$1,162	$8,669	$—	$8,669

Balance at December 31, 2017	$—	$3,472	$4,321	$1,415	$9,208	$—	$9,208
Adoption of accounting standards[1]	—	—	39	(42)	(3)	—	(3)
Net income	—	—	1,172	—	1,172	—	1,172
Other comprehensive loss	—	—	—	(1,330)	(1,330)	—	(1,330)
Issuance of shares, net of expenses	—	2	—	—	2	—	2
Stock-based compensation	—	25	—	—	25	—	25
Retirement or repurchase of shares	—	—	(5)	—	(5)	—	(5)
Balance at September 30, 2018	$—	$3,499	$5,527	$43	$9,069	$—	$9,069

[1] See discussion of adoptions in Note 1 – Business, Basis of Presentation and Significant Accounting Policies.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2018	2017
Cash flows from operating activities
Net income	$1,172	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	211	251
Amortization of deferred sales inducements	66	42
Accretion of net investment premiums, discounts, and other	(143)	(141)
Payment at inception of reinsurance agreements, net (related party: 2018 – $(407))	(394)	—
Stock-based compensation	20	40
Net investment income (related party: 2018 – $(77) and 2017 – $(66))	(61)	(65)
Net recognized (gains) losses on investments and derivatives (related party: 2018 – $(5) and 2017 – $2)	(559)	(1,271)
Policy acquisition costs deferred	(495)	(371)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2018 – $(13) and 2017 – $0)	(70)	(67)
Interest sensitive contract liabilities (related party: 2018 – $136)	562	1,655
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2018 – $54)	1,080	460
Funds withheld assets and liabilities (related party: 2018 – $(119))	(239)	(327)
Other assets and liabilities	103	179
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2018 – $(18) and 2017 – $(29))	(18)	(28)
Other operating activities, net	—	1
Net cash provided by operating activities	1,235	1,342
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities
Available-for-sale securities (related party: 2018 – $111 and 2017 – $126)	9,003	9,199
Trading securities (related party: 2018 – $30 and 2017 – $52)	327	120
Equity securities (related party: 2018 – $0 and 2017 – $22)	25	743
Mortgage loans	1,048	950
Investment funds (related party: 2018 – $197 and 2017 – $219)	330	300
Derivative instruments and other invested assets	1,548	1,083
Short-term investments (related party: 2018 – $162 and 2017 – $28)	430	289
Purchases of:
Fixed maturity securities
Available-for-sale securities (related party: 2018 – $(598) and 2017 – $(186))	(12,128)	(13,668)
Trading securities	(17)	(79)
Equity securities	(163)	(655)
Mortgage loans (related party: 2018 – $(389) and 2017 – $0)	(4,079)	(1,925)
Investment funds (related party: 2018 – $(894) and 2017 – $(244))	(1,073)	(366)
Derivative instruments and other invested assets (related party: 2018 – $(150) and 2017 – $0)	(973)	(562)
Real estate	—	(19)
Short-term investments (related party: 2018 – $(121) and 2017 – $(37))	(421)	(222)
Consolidated variable interest entities related:
Sales, maturities and repayments of investments (related party: 2018 – $103 and 2017 – $40)	114	40
Purchases of investments (related party: 2018 – $(14) and 2017 – $(22))	(66)	(22)
Deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries	(296)	—
Cash settlement of derivatives	5	(4)
Other investing activities, net	240	339
Net cash used in investing activities	(6,146)	(4,459)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2018	2017
Cash flows from financing activities
Capital contributions	2	—
Proceeds from short-term debt	183	—
Repayment of short-term debt	(183)	—
Proceeds from long-term debt	998	—
Deposits on investment-type policies and contracts (related party: 2018 – $140)	7,011	7,521
Withdrawals on investment-type policies and contracts (related party: 2018 – $(143))	(4,254)	(3,701)
Payments from (for) coinsurance agreements on investment-type contracts, net	9	(17)
Net change in cash collateral posted for derivative transactions	(8)	513
Repurchase of common stock	(5)	(8)
Other financing activities, net	104	(29)
Net cash provided by financing activities	3,857	4,279
Effect of exchange rate changes on cash and cash equivalents	—	30
Net (decrease) increase in cash and cash equivalents	(1,054)	1,192
Cash and cash equivalents at beginning of year[1]	4,997	2,516
Cash and cash equivalents at end of period[1]	$3,943	$3,708

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2018 – $17,574)	$18,508	$511
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2018 – $604)	899	390
Investments received from settlements on reinsurance agreements	36	36
Investments exchanged for related party investments	95	26
Investment in Athora Holding Ltd. received upon deconsolidation	108	—

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

•	Athene USA Corporation, an Iowa corporation (together with its subsidiaries, Athene USA).

In addition, we consolidate certain variable interest entities (VIEs), for which we determined we are the primary beneficiary, as discussed in Note 4 – Variable Interest Entities.

Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

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

Recently Issued Accounting Pronouncements

Consolidation (ASU 2018-17)
The amendments in this update expand certain discussions in the VIE guidance, including considerations necessary for determining when a decision-making fee is a variable interest. We will be required to adopt this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The update is effective January 1, 2020. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Derivatives and Hedging (ASU 2018-16)
The amendments in this update allow entities to use the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the previously acceptable rates. We will be required to adopt this update prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. This update is effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Cloud Computing Arrangements (ASU 2018-15)
The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing service arrangement with the requirements for capitalizing implementation costs incurred for internal-use software. We will be required to adopt this update on January 1, 2020, and we can elect to adopt this update either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Fair Value Measurement – Disclosure Requirements (ASU 2018-13)
The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We will be required to adopt this update on January 1, 2020, and depending on the amendment will be required to adopt prospectively or retrospectively. Early adoption is permitted for any removed or modified disclosure or for the entire update. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12)
This update amends four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts.

•
The update requires cash flow assumptions used to measure the liability for future policy benefits to be updated at least annually and no longer allows a provision for adverse deviation. The remeasurement of the liability associated with the update of assumptions is required to be recognized in net income. Loss recognition testing is eliminated for traditional and limited-payment contracts. The update also requires the discount rate utilized in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting date. The change in liability due to changes in the discount rate is to be recognized in other comprehensive income.

•
The update simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

•
The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are the guaranteed lifetime withdrawal benefits (GLWB) and guaranteed minimum death benefit (GMDB) riders attached to the Company’s annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in other comprehensive income.

•
The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

We will be required to adopt this update effective January 1, 2021. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted effective January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Leases (ASU 2018-11, ASU 2018-10, ASU 2018-01, ASU 2017-13 and ASU 2016-02)
These updates are intended to increase transparency and comparability for lease transactions. ASU 2016-02 requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with an original term longer than twelve months and disclose key information about leasing arrangements. Lessor accounting is largely unchanged.

The updates are effective January 1, 2019. ASU 2016-02 required the adoption on a modified retrospective basis. However, with the issuance of ASU 2018-11, we have the option to recognize the cumulative effect as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. These updates provide optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us to maintain our prior conclusions about lease identification, classification and initial direct costs.

We have reviewed our existing lease contracts and are now assessing the financial impact on our consolidated financial statements. Our efforts are primarily focused on quantifying the lease liability and right-of-use asset that will be recorded upon adoption related to office space, copiers, and reserved areas and equipment at data centers.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes direct investments in affiliates of AGM where Apollo can exercise significant influence over the affiliates. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, gross unrealized gains and losses, fair value and other-than-temporary impairments (OTTI) in AOCI of our AFS investments by asset type:

	September 30, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$143	$—	$(1)	$142	$—
U.S. state, municipal and political subdivisions	1,142	103	(8)	1,237	—
Foreign governments	180	3	(3)	180	—
Corporate	37,819	447	(947)	37,319	1
CLO	5,325	15	(38)	5,302	—
ABS	4,869	29	(43)	4,855	—
CMBS	2,343	29	(48)	2,324	7
RMBS	7,923	610	(10)	8,523	9
Total AFS securities	59,744	1,236	(1,098)	59,882	17
AFS securities – related party
CLO	612	1	(4)	609	—
ABS	638	1	(5)	634	—
Total AFS securities – related party	1,250	2	(9)	1,243	—
Total AFS securities, including related party	$60,994	$1,238	$(1,107)	$61,125	$17

	December 31, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	$—
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	—
Foreign governments	2,575	116	(8)	2,683	—
Corporate	35,173	1,658	(171)	36,660	—
CLO	5,039	53	(8)	5,084	—
ABS	3,945	53	(27)	3,971	1
CMBS	1,994	48	(21)	2,021	1
RMBS	8,721	652	(7)	9,366	11
Total fixed maturity securities	58,506	2,752	(246)	61,012	13
Equity securities[1]	271	7	(1)	277	—
Total AFS securities	58,777	2,759	(247)	61,289	13
AFS securities – related party
CLO	353	7	—	360	—
ABS	46	—	—	46	—
Total AFS securities – related party	399	7	—	406	—
Total AFS securities, including related party	$59,176	$2,766	$(247)	$61,695	$13

[1] Included in equity securities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of fixed maturity AFS securities, including related party, are shown by contractual maturity below:

	September 30, 2018
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$1,164	$1,164
Due after one year through five years	8,647	8,636
Due after five years through ten years	11,125	10,909
Due after ten years	18,348	18,169
CLO, ABS, CMBS and RMBS	20,460	21,004
Total AFS fixed maturity securities	59,744	59,882
Fixed maturity securities – related party, CLO and ABS	1,250	1,243
Total AFS fixed maturity securities, including related party	$60,994	$61,125

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	September 30, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$136	$(1)	$2	$—	$138	$(1)
U.S. state, municipal and political subdivisions	191	(4)	82	(4)	273	(8)
Foreign governments	79	(2)	15	(1)	94	(3)
Corporate	19,563	(650)	3,765	(297)	23,328	(947)
CLO	3,049	(36)	124	(2)	3,173	(38)
ABS	1,982	(22)	551	(21)	2,533	(43)
CMBS	879	(16)	544	(32)	1,423	(48)
RMBS	437	(5)	186	(5)	623	(10)
Total AFS securities	26,316	(736)	5,269	(362)	31,585	(1,098)
AFS securities – related party
CLO	306	(4)	—	—	306	(4)
ABS	137	(2)	103	(3)	240	(5)
Total AFS securities – related party	443	(6)	103	(3)	546	(9)
Total AFS securities, including related party	$26,759	$(742)	$5,372	$(365)	$32,131	$(1,107)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$34	$(1)	$9	$(1)	$43	$(2)
U.S. state, municipal and political subdivisions	50	(1)	39	(1)	89	(2)
Foreign governments	435	(6)	76	(2)	511	(8)
Corporate	3,992	(49)	2,457	(122)	6,449	(171)
CLO	414	(2)	340	(6)	754	(8)
ABS	515	(5)	549	(22)	1,064	(27)
CMBS	460	(8)	179	(13)	639	(21)
RMBS	506	(3)	210	(4)	716	(7)
Total fixed maturity securities	6,406	(75)	3,859	(171)	10,265	(246)
Equity securities[1]	134	(1)	—	—	134	(1)
Total AFS securities	6,540	(76)	3,859	(171)	10,399	(247)
AFS securities – related party
CLO	29	—	—	—	29	—
ABS	42	—	—	—	42	—
Total AFS securities – related party	71	—	—	—	71	—
Total AFS securities, including related party	$6,611	$(76)	$3,859	$(171)	$10,470	$(247)

[1] Included in equity securities on the condensed consolidated balance sheets.

As of September 30, 2018, we held 3,670 AFS securities that were in an unrealized loss position. Of this total, 855 were in an unrealized loss position 12 months or more. As of September 30, 2018, we held 27 related party AFS securities that were in an unrealized loss position. Of this total, five were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the nine months ended September 30, 2018, we incurred $6 million of net OTTI, of which $1 million related to intent-to-sell impairments. These securities were impaired to fair value as of the impairment date. The remaining net OTTI of $5 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS fixed maturity securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Beginning balance	$7	$16	$7	$16
Initial impairments – credit loss OTTI recognized on securities not previously impaired	3	4	4	10
Additional impairments – credit loss OTTI recognized on securities previously impaired	1	—	1	—
Reduction in impairments from securities sold, matured or repaid	(1)	(2)	(2)	(8)
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in AOCI	—	(6)	—	(6)
Ending balance	$10	$12	$10	$12

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Fixed maturity securities
AFS securities	$730	$646	$2,117	$1,901
Trading securities	52	49	150	152
Equity securities	4	4	8	9
Mortgage loans	120	98	315	273
Investment funds	56	55	179	175
Funds withheld at interest	169	35	301	105
Other	28	18	74	56
Investment revenue	1,159	905	3,144	2,671
Investment expenses	(89)	(85)	(261)	(244)
Net investment income	$1,070	$820	$2,883	$2,427

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
AFS securities
Gross realized gains on investment activity	$56	$31	$128	$94
Gross realized losses on investment activity	(50)	(10)	(93)	(31)
Net realized investment gains on AFS securities	6	21	35	63
Net realized investment gains (losses) on trading securities	(44)	(2)	(209)	26
Net realized investment gains (losses) on equity securities	(2)	3	2	23
Derivative gains	862	456	724	1,516
Other gains (losses)	1	(5)	33	(13)
Investment related gains (losses)	$823	$473	$585	$1,615

Proceeds from sales of AFS securities were $1,498 million and $1,863 million for the three months ended September 30, 2018 and 2017, respectively, and $5,500 million and $4,629 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party, we still held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Trading securities	$(79)	$16	$(118)	$75
Trading securities – related party	(12)	2	(18)	2
Equity securities	(2)	2	2	15

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
(In millions)	Fixed maturity securities		Mortgage loans
Contractually required payments receivable	$8,393	$9,690	$2,009	$1,140
Less: Cash flows expected to be collected[1]	(7,402)	(8,188)	(1,971)	(1,090)
Non-accretable difference	$991	$1,502	$38	$50

Cash flows expected to be collected[1]	$7,402	$8,188	$1,971	$1,090
Less: Amortized cost	(5,698)	(6,168)	(1,456)	(817)
Accretable difference	$1,704	$2,020	$515	$273

Fair value	$6,193	$6,703	$1,481	$844
Outstanding balance	6,993	8,026	1,666	946

[1] Represents the undiscounted principal and interest cash flows expected.

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	September 30, 2018
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required payments receivable	$493	$923
Cash flows expected to be collected	450	909
Fair value	364	678

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Beginning balance	$1,784	$304	$2,020	$273
Purchases of PCI investments, net of sales	11	208	55	222
Accretion	(107)	(10)	(312)	(31)
Net reclassification from (to) non-accretable difference	16	13	(59)	51
Ending balance	$1,704	$515	$1,704	$515

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	September 30, 2018	December 31, 2017
Commercial mortgage loans	$6,596	$5,223
Commercial mortgage loans under development	74	24
Total commercial mortgage loans	6,670	5,247
Residential mortgage loans	2,701	986
Mortgage loans, net of allowances	$9,371	$6,233

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	September 30, 2018		December 31, 2017
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$2,168	32.5%	$1,187	22.6%
Retail	1,693	25.4%	1,223	23.3%
Hotels	893	13.4%	928	17.7%
Industrial	833	12.5%	944	18.0%
Apartment	684	10.2%	525	10.0%
Other commercial	399	6.0%	440	8.4%
Total commercial mortgage loans	$6,670	100.0%	$5,247	100.0%

U.S. Region
East North Central	$893	13.4%	$643	12.3%
East South Central	157	2.4%	144	2.7%
Middle Atlantic	1,034	15.5%	909	17.3%
Mountain	636	9.5%	492	9.4%
New England	329	4.9%	162	3.1%
Pacific	1,558	23.3%	991	18.9%
South Atlantic	1,224	18.4%	873	16.6%
West North Central	185	2.8%	233	4.4%
West South Central	654	9.8%	655	12.5%
Total U.S. Region	6,670	100.0%	5,102	97.2%
International Region	—	—%	145	2.8%
Total commercial mortgage loans	$6,670	100.0%	$5,247	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties located in the U.S. As of September 30, 2018, California and Florida represented 32.5% and 21.0%, respectively, of the portfolio, and the remaining 46.5% represented all other states, with each individual state comprising less than 5% of the portfolio. As of December 31, 2017, California, Florida and New York represented 34.3%, 15.6% and 6.0%, respectively, of the portfolio, and the remaining 44.1% represented all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $1 million as of September 30, 2018 and $2 million as of December 31, 2017. We did not record any material activity in the valuation allowance during the nine months ended September 30, 2018 or 2017.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of September 30, 2018 and December 31, 2017, $37 million and $28 million, respectively, of our residential mortgage loans were non-performing.

Commercial mortgage loans – The following provides the aging of our commercial mortgage loan portfolio, including those under development, net of valuation allowances:

(In millions)	September 30, 2018	December 31, 2017
Current (less than 30 days past due)	$6,663	$5,247
61 to 90 days past due	1	—
Over 90 days past due	6	—
Total commercial mortgage loans	$6,670	$5,247

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	September 30, 2018	December 31, 2017
Less than 50%	$1,805	$1,841
50% to 60%	1,776	1,390
61% to 70%	2,186	1,691
71% to 80%	764	239
81% to 100%	65	62
Commercial mortgage loans	$6,596	$5,223
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

(In millions)	September 30, 2018	December 31, 2017
Greater than 1.20x	$6,158	$4,742
1.00x – 1.20x	246	297
Less than 1.00x	192	184
Commercial mortgage loans	$6,596	$5,223

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

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	1,832	$31	$98	928	$1	$99
Interest rate swaps	—	—	—	302	—	—
Total derivatives designated as hedges		31	98		1	99
Derivatives not designated as hedges
Equity options	38,381	2,468	15	31,460	2,500	19
Futures	3	5	—	1,134	7	—
Total return swaps	62	2	—	114	5	—
Foreign currency swaps	38	3	3	41	21	3
Interest rate swaps	451	—	1	385	—	2
Credit default swaps	10	—	4	10	—	5
Foreign currency forwards	588	6	3	1,139	17	6
Embedded derivatives
Funds withheld	—	242	3	—	312	22
Interest sensitive contract liabilities	—	—	8,656	—	—	7,436
Total derivatives not designated as hedges		2,726	8,685		2,862	7,493
Total derivatives		$2,757	$8,783		$2,863	$7,592

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2045. During the three months ended September 30, 2018 and 2017, we had foreign currency swap gains of $7 million and losses of $31 million, respectively, recorded in AOCI. During the nine months ended September 30, 2018 and 2017, we had foreign currency swap gains of $52 million and losses of $69 million, respectively, recorded in AOCI. There were no amounts reclassified to income during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, no amounts are expected to be reclassified to income within the next 12 months.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Equity options	$756	$367	$703	$1,154
Futures	1	(5)	(3)	(19)
Swaps	1	8	(6)	22
Foreign currency forwards	3	4	10	24
Embedded derivatives on funds withheld	101	82	20	335
Amounts recognized in investment related gains (losses)	862	456	724	1,516
Embedded derivatives in indexed annuity products[1]	(324)	(344)	(140)	(1,077)
Total gains (losses) on derivatives not designated as hedges	$538	$112	$584	$439

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2018
Derivative assets	$2,515	$(63)	$(2,315)	$137	$(128)	$9
Derivative liabilities	(124)	63	67	6	—	6

December 31, 2017
Derivative assets	$2,551	$(59)	$(2,323)	$169	$(221)	$(52)
Derivative liabilities	(134)	59	63	(12)	—	(12)

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, amounts not subject to master netting or similar agreements were immaterial.

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

Consolidated VIEs—We consolidate AAA Investments (Co-Invest VI), L.P. (CoInvest VI), AAA Investments (Co-Invest VII), L.P. (CoInvest VII), AAA Investments (Other), L.P. (CoInvest Other), NCL Athene, LLC (NCL LLC) and ALR Aircraft Investment Ireland Limited (ALR), which are investment funds. We are the only limited partner, Class A member or holder of profit participating notes in these investment funds and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, or a related entity, which are related parties. We do not have any voting rights as limited partner and, as the limited partner, Class A member or holder of profit participating notes, do not solely satisfy the power criteria to direct the activities that significantly impact the economics of the VIE. However, the criteria for the primary beneficiary are satisfied by our related party group and, because substantially all of the activities are conducted on our behalf, we consolidate the investment funds.

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

CoInvest VI, CoInvest VII and CoInvest Other were formed to make investments, including co-investments alongside private equity funds sponsored by Apollo. Investments held by CoInvest VI, CoInvest VII and CoInvest Other are related party investments because Apollo affiliates exercise significant influence over the management or operations of the investees. We received our interests in CoInvest VI, CoInvest VII and CoInvest Other as part of a contribution agreement in 2012 with AAA Guarantor – Athene, L.P. (AAA Investor) and its subsidiary, Apollo Life Re Ltd., in order to provide a capital base to support future acquisitions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

CoInvest VII holds a significant investment in MidCap FinCo Limited (MidCap), which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have purchased pools of loans sourced by MidCap and contemporaneously sold subordinated participation interests in the loans to a subsidiary of MidCap. As of September 30, 2018 and December 31, 2017, we had $0 million and $14 million, respectively, due to MidCap under the subordinated participation agreement which was reflected as a secured borrowing in other liabilities on the condensed consolidated balance sheets. In addition, we have advanced amounts under a subordinated debt facility to MidCap and, as of September 30, 2018 and December 31, 2017, the principal balance was $245 million, and this is included in other related party investments on the condensed consolidated balance sheets.

NCL LLC was formed to hold the investment in Norwegian Cruise Line Holdings Ltd. (NCLH) shares, which were previously held by CoInvest VI. NCL LLC is subject to the same management fees, selling restrictions with respect to shares of NCLH, and carried interest calculation as CoInvest VI. NCL LLC classifies its NCLH shares as related party equity securities. We are the primary beneficiary and consolidate NCL LLC, as substantially all of its activities are conducted on our behalf.

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

The following table summarizes the change in unrealized gains (losses) on trading and equity securities of our consolidated variable interest entities still held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Trading securities – related party	$—	$1	$1	$2
Equity securities – related party	13	7	(26)	12

Investment funds, including related party – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures that meet the definition of VIEs; however, our consolidated VIEs are not considered the primary beneficiary of these investment funds. Changes in fair value for these investment funds are included in investment related gains (losses) within revenues of consolidated variable interest entities on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value—See Note 5 – Fair Value for a description of the levels of our fair value hierarchy and our process for determining the level we assign our assets and liabilities carried at fair value.

The following represents the hierarchy for assets and liabilities of our consolidated VIEs measured at fair value on a recurring basis:

	September 30, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated VIEs
Investments
Fixed maturity securities, trading	$48	$—	$—	$—	$48
Equity securities	176	—	151	—	25
Investment funds	564	549	—	—	15
Cash and cash equivalents	2	—	2	—	—
Total assets of consolidated VIEs measured at fair value	$790	$549	$153	$—	$88

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets of consolidated VIEs
Investments
Fixed maturity securities, trading	$48	$—	$—	$—	$48
Equity securities	240	—	212	—	28
Investment funds	549	528	—	—	21
Cash and cash equivalents	4	—	4	—	—
Total assets of consolidated VIEs measured at fair value	$841	$528	$216	$—	$97

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments – The following is a reconciliation for all consolidated VIE Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2018
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated VIEs
Trading securities	$48	$—	$—	$—	$—	$48	$—
Equity securities	26	(1)	—	—	—	25	(1)
Investment funds	1	—	14	—	—	15	—
Total Level 3 assets of consolidated VIEs	$75	$(1)	$14	$—	$—	$88	$(1)

[1] Related to instruments held at end of period.

	Three months ended September 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated VIEs
Trading securities	$51	$—	$—	$(1)	$—	$50	$—
Equity securities	30	(1)	—	—	—	29	(1)
Investment funds	33	—	—	—	—	33	—
Total Level 3 assets of consolidated VIEs	$114	$(1)	$—	$(1)	$—	$112	$(1)

[1] Related to instruments held at end of period.

	Nine months ended September 30, 2018
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated VIEs
Trading securities	$48	$1	$—	$(1)	$—	$48	$1
Equity securities	28	(3)	—	—	—	25	(3)
Investment funds	21	(3)	14	(17)	—	15	(3)
Total Level 3 assets of consolidated VIEs	$97	$(5)	$14	$(18)	$—	$88	$(5)

[1] Related to instruments held at end of period.

	Nine months ended September 30, 2017
(In millions)	Beginning Balance	Total realized and unrealized gains (losses) included in income	Purchases	Sales	Transfers in (out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets of consolidated VIEs
Trading securities	$50	$1	$—	$(1)	$—	$50	$1
Equity securities	43	(15)	1	—	—	29	(15)
Investment funds	38	—	1	(6)	—	33	—
Total Level 3 assets of consolidated VIEs	$131	$(14)	$2	$(7)	$—	$112	$(14)

[1] Related to instruments held at end of period.

There were no transfers between Level 1 or Level 2 during the three and nine months ended September 30, 2018 and 2017.

Significant Unobservable Inputs – For certain Level 3 trading and equity securities and investment funds, the valuations have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates. These inputs in isolation can cause significant increases or decreases in fair value. Comparable multiples may be multiplied by the underlying investment’s earnings before interest, tax, depreciation and amortization or by some other applicable financial metric to establish the total enterprise value of the underlying investments. A comparable multiple consistent with the implied trading multiple of public industry peers or relevant recent private transactions are used when available.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For certain other Level 3 trading securities, valuations are performed using a discounted cash flow model. For a discounted cash flow model, the significant input is the discount rate applied to determine the present value of the projected cash flows. An increase in the discount rate can significantly lower the fair value; a decrease in the discount rate can significantly increase the fair value. The discount rate may be determined by considering the weighted average cost of capital calculation of companies in similar industries with comparable debt to equity ratios.

Fair Value Option – The following represents the gains (losses) recorded for instruments within the consolidated VIEs for which we have elected the fair value option:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Trading securities	$—	$—	$1	$1
Investment funds	9	—	18	5
Total gains (losses)	$9	$—	$19	$6

Fair Value of Financial Instruments Not Held at Fair Value – Assets of consolidated variable interest entities includes $41 million and $22 million of investment funds accounted for under the equity method and not carried at fair value as of September 30, 2018 and December 31, 2017, respectively; however, the carrying amount approximates fair value.

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

Our risk of loss associated with our non-consolidated investments depends on the investment. Investment funds and trading securities are limited to the carrying value plus unfunded commitments. AFS securities are limited to amortized cost plus unfunded commitments. The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2018		December 31, 2017
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$692	$1,284	$699	$1,036
Investment in related parties – investment funds	2,093	4,439	1,310	2,598
Assets of consolidated variable interest entities – investment funds	605	606	571	594
Investment in fixed maturity securities	21,554	21,010	21,022	20,278
Investment in related parties – fixed maturity securities	1,502	1,631	713	792
Total non-consolidated investments	$26,446	$28,970	$24,315	$25,298

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	September 30, 2018					December 31, 2017
(In millions, except for percentages and years)	Carrying value	Percent of total	Remaining life in years			Carrying value	Percent of total	Remaining life in years
Investment funds
Private equity	$254	36.7%	0	–	5	$271	38.8%	0	–	7
Real estate and other real assets	205	29.6%	0	–	6	161	23.0%	1	–	7
Natural resources	4	0.6%	0	–	0	4	0.6%	1	–	1
Hedge funds	50	7.2%	0	–	1	61	8.7%	0	–	3
Credit funds	179	25.9%	0	–	4	202	28.9%	0	–	5
Total investment funds	692	100.0%				699	100.0%
Investment funds – related parties
Private equity – A-A Mortgage[1]	449	21.5%	5	–	5	403	30.8%	5	–	5
Private equity – other	680	32.5%	0	–	9	180	13.7%	0	–	10
Real estate and other real assets	499	23.8%	0	–	10	297	22.7%	0	–	7
Natural resources	95	4.5%	3	–	4	74	5.6%	4	–	6
Hedge funds	98	4.7%	11	–	11	93	7.1%	9	–	9
Credit funds	272	13.0%	0	–	3	263	20.1%	2	–	4
Total investment funds – related parties	2,093	100.0%				1,310	100.0%
Investment funds owned by consolidated VIEs
Private equity – MidCap[2]	549	90.7%	N/A			528	92.5%	N/A
Credit funds	1	0.2%	0	–	1	21	3.7%	0	–	3
Real estate and other real assets	55	9.1%	0	–	6	22	3.8%	2	–	3
Total investment funds owned by consolidated VIEs	605	100.0%				571	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$3,390					$2,580

1 A-A Mortgage Opportunities, L.P. (A-A Mortgage) is a platform to originate residential mortgage loans and mortgage servicing rights. Our total investment in A-A Mortgage, including amounts loaned to A-A Mortgage affiliates, was $459 million and $455 million as of September 30, 2018 and December 31, 2017, respectively.

[2] Our total investment in MidCap, including amounts advanced under credit facilities, was $788 million and $766 million as of September 30, 2018 and December 31, 2017, respectively.

Summarized Ownership of Investment Funds—The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	September 30, 2018	December 31, 2017
Ownership Percentage
100%	$16	$35
50% – 99%	1,039	520
3% – 49%	1,515	1,301
Equity method investment funds	$2,570	$1,856

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	September 30, 2018	December 31, 2017
Ownership Percentage
3% – 49%	$685	$590
Less than 3%	135	134
Fair value option investment funds	$820	$724

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
AFS securities
U.S. government and agencies	$142	$—	$140	$2	$—
U.S. state, municipal and political subdivisions	1,237	—	—	1,237	—
Foreign governments	180	—	—	180	—
Corporate	37,319	—	—	36,355	964
CLO	5,302	—	—	4,962	340
ABS	4,855	—	—	3,357	1,498
CMBS	2,324	—	—	2,142	182
RMBS	8,523	—	—	8,523	—
Total AFS securities	59,882	—	140	56,758	2,984
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	124	—	—	107	17
Corporate	1,298	—	—	1,298	—
CLO	13	—	—	10	3
ABS	89	—	—	89	—
CMBS	49	—	—	49	—
RMBS	399	—	—	114	285
Total trading securities	1,977	—	3	1,669	305
Equity securities	292	—	4	286	2
Mortgage loans	37	—	—	—	37
Investment funds	127	97	—	—	30
Funds withheld at interest – embedded derivative	151	—	—	—	151
Derivative assets	2,515	—	5	2,510	—
Short-term investments	234	—	64	170	—
Other investments	43	—	—	43	—
Cash and cash equivalents	3,723	—	3,723	—	—
Restricted cash	218	—	218	—	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	609	—	—	571	38
ABS	634	—	—	430	204
Total AFS securities – related party	1,243	—	—	1,001	242
Trading securities
CLO	108	—	—	32	76
ABS	151	—	—	—	151
Total trading securities – related party	259	—	—	32	227
Investment funds	197	92	—	—	105
Funds withheld at interest – embedded derivative	91	—	—	—	91
Short-term investments	10	—	—	—	10
Reinsurance recoverable	1,679	—	—	—	1,679
Total assets measured at fair value	$72,678	$189	$4,157	$62,469	$5,863
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2018
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$8,656	$—	$—	$—	$8,656
Universal life benefits	901	—	—	—	901
Future policy benefits
AmerUs Closed Block	1,469	—	—	—	1,469
ILICO Closed Block and life benefits	764	—	—	—	764
Derivative liabilities	124	—	—	120	4
Funds withheld liability – embedded derivative	3	—	—	3	—
Total liabilities measured at fair value	$11,917	$—	$—	$123	$11,794

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.
					(Concluded)

	December 31, 2017
(In millions)	Total	NAV[1]	Level 1	Level 2	Level 3
Assets
Fixed maturity securities
AFS securities
U.S. government and agencies	$62	$—	$26	$36	$—
U.S. state, municipal and political subdivisions	1,165	—	—	1,165	—
Foreign governments	2,683	—	—	2,683	—
Corporate	36,660	—	—	36,082	578
CLO	5,084	—	—	5,020	64
ABS	3,971	—	—	2,510	1,461
CMBS	2,021	—	—	1,884	137
RMBS	9,366	—	—	9,065	301
Total AFS securities	61,012	—	26	58,445	2,541
Trading securities
U.S. government and agencies	3	—	3	—	—
U.S. state, municipal and political subdivisions	138	—	—	121	17
Corporate	1,475	—	—	1,475	—
CLO	27	—	—	10	17
ABS	94	—	—	17	77
CMBS	51	—	—	51	—
RMBS	408	—	—	66	342
Total trading securities	2,196	—	3	1,740	453
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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Trading securities	$(43)	$(2)	$(208)	$25
Mortgage loans	—	(1)	—	(1)
Investment funds, including related party investment funds	4	5	10	19
Future policy benefits	21	5	156	(10)
Total gains (losses)	$(18)	$7	$(42)	$33

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

The following summarizes information for fair value option mortgage loans:

(In millions)	September 30, 2018	December 31, 2017
Unpaid principal balance	$36	$40
Mark to fair value	1	1
Fair value	$37	$41

There were no fair value option mortgage loans 90 days or more past due as of September 30, 2018 and December 31, 2017.

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

Transfers into or out of any level are assumed to occur at the end of the period. For the three and nine months ended September 30, 2018 and 2017, there were no material transfers between Level 1 and Level 2.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
Corporate	$962	$(1)	$(3)	$110	$5	$(109)	$964	$—
CLO	281	—	(1)	52	8	—	340	—
ABS	1,451	1	1	178	161	(294)	1,498	—
CMBS	197	—	(1)	—	—	(14)	182	—
RMBS	7	—	—	—	—	(7)	—	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	4	—	—	—	—	(4)	—	—
CLO	26	(2)	—	(11)	—	(10)	3	1
ABS	89	1	—	—	—	(90)	—	1
RMBS	304	(19)	—	—	—	—	285	2
Equity securities	2	—	—	—	—	—	2	—
Mortgage loans	38	—	—	(1)	—	—	37	—
Investment funds	31	(1)	—	—	—	—	30	(1)
Funds withheld at interest – embedded derivative	150	1	—	—	—	—	151	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	39	—	(1)	—	—	—	38	—
ABS	46	—	—	158	—	—	204	—
Trading securities
CLO	114	(7)	—	—	—	(31)	76	(5)
ABS	164	(4)	—	(9)	—	—	151	(4)
Investment funds	105	—	—	—	—	—	105	—
Funds withheld at interest – embedded derivative	162	(71)	—	—	—	—	91	—
Short-term investments	10	—	—	—	—	—	10	—
Reinsurance recoverable	1,717	(38)	—	—	—	—	1,679	—
Total Level 3 assets	$5,916	$(140)	$(5)	$477	$174	$(559)	$5,863	$(6)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(8,065)	$(324)	$—	$(267)	$—	$—	$(8,656)	$—
Universal life benefits	(943)	42	—	—	—	—	(901)	—
Future policy benefits
AmerUs Closed Block	(1,490)	21	—	—	—	—	(1,469)	—
ILICO Closed Block and life benefits	(759)	(5)	—	—	—	—	(764)	—
Derivative liabilities	(5)	1	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,262)	$(265)	$—	$(267)	$—	$—	$(11,794)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
Foreign governments	$14	$—	$—	$—	$—	$(14)	$—	$—
Corporate	452	5	—	(13)	37	(12)	469	—
CLO	81	—	1	47	86	(19)	196	—
ABS	1,093	3	1	240	83	(41)	1,379	—
CMBS	122	1	(1)	(18)	26	(43)	87	—
RMBS	312	1	13	(11)	14	(7)	322	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	22	(4)	—	—	11	(8)	21	(3)
RMBS	100	(2)	—	4	15	(16)	101	3
Equity securities	6	(1)	—	—	—	—	5	—
Mortgage loans	43	(1)	—	—	—	—	42	(1)
Funds withheld at interest – embedded derivative	279	24	—	—	—	—	303	—
Investments in related parties
Fixed maturity securities
AFS securities, CLO	—	—	—	10	—	—	10	—
Trading securities, CLO	123	3	—	(24)	19	(30)	91	2
Short-term investments	28	—	—	(20)	—	—	8	—
Reinsurance recoverable	1,782	1	—	—	—	—	1,783	—
Total Level 3 assets	$4,474	$30	$14	$215	$291	$(190)	$4,834	$1

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(6,207)	$(344)	$—	$(101)	$—	$—	$(6,652)	$—
Universal life benefits	(954)	(3)	—	—	—	—	(957)	—
Future policy benefits
AmerUs Closed Block	(1,621)	5	—	—	—	—	(1,616)	—
ILICO Closed Block and life benefits	(812)	1	—	—	—	—	(811)	—
Derivative liabilities	(6)	—	—	—	—	—	(6)	—
Total Level 3 liabilities	$(9,600)	$(341)	$—	$(101)	$—	$—	$(10,042)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS securities
Corporate	$578	$(3)	$(12)	$385	$24	$(8)	$964	$—
CLO	64	2	—	264	10	—	340	—
ABS	1,461	6	(17)	67	161	(180)	1,498	—
CMBS	137	1	(2)	137	—	(91)	182	—
RMBS	301	3	(11)	(26)	—	(267)	—	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	17	(5)	—	—	—	(9)	3	(3)
ABS	77	(4)	—	—	—	(73)	—	(2)
RMBS	342	(57)	—	—	—	—	285	4
Equity securities	8	—	1	(7)	—	—	2	1
Mortgage loans	41	—	—	(4)	—	—	37	—
Investment funds	41	(4)	—	(7)	—	—	30	—
Funds withheld at interest – embedded derivative	312	(161)	—	—	—	—	151	—
Investments in related parties
Fixed maturity securities
AFS securities
CLO	—	—	—	38	—	—	38	—
ABS	—	—	—	204	—	—	204	—
Trading securities
CLO	105	(8)	—	(18)	18	(21)	76	(4)
ABS	—	—	—	—	151	—	151	—
Investment funds	—	(3)	—	108	—	—	105	—
Funds withheld at interest – embedded derivative	—	91	—	—	—	—	91	—
Short-term investments	—	—	—	10	—	—	10	—
Reinsurance recoverable	1,824	(145)	—	—	—	—	1,679	—
Total Level 3 assets	$5,325	$(287)	$(41)	$1,151	$364	$(649)	$5,863	$(4)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,436)	$(140)	$—	$(1,080)	$—	$—	$(8,656)	$—
Universal life benefits	(1,005)	104	—	—	—	—	(901)	—
Future policy benefits
AmerUs Closed Block	(1,625)	156	—	—	—	—	(1,469)	—
ILICO Closed Block and life benefits	(803)	39	—	—	—	—	(764)	—
Derivative liabilities	(5)	1	—	—	—	—	(4)	—
Total Level 3 liabilities	$(10,874)	$160	$—	$(1,080)	$—	$—	$(11,794)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2017
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
Fixed maturity securities
AFS Securities
U.S. state, municipal and political subdivisions	$5	$17	$(1)	$(21)	$—	$—	$—	$—
Foreign governments	14	—	—	—	—	(14)	—	—
Corporate	370	10	10	107	23	(51)	469	—
CLO	158	1	9	40	53	(65)	196	—
ABS	1,160	11	18	237	6	(53)	1,379	—
CMBS	152	1	(4)	28	—	(90)	87	—
RMBS	17	1	1	12	300	(9)	322	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	43	(2)	—	(12)	—	(8)	21	1
RMBS	96	(11)	—	26	7	(17)	101	2
Equity Securities	5	(1)	1	—	—	—	5	—
Mortgage loans	44	(1)	—	(1)	—	—	42	(1)
Funds withheld at interest – embedded derivative	140	163	—	—	—	—	303	—
Investments in related parties
Fixed maturity securities
AFS Securities
CLO	—	—	—	10	—	—	10	—
ABS	56	—	2	(5)	—	(53)	—	—
Trading securities, CLO	195	(3)	—	(52)	—	(49)	91	(1)
Short-term investments	—	—	—	8	—	—	8	—
Reinsurance recoverable	1,692	91	—	—	—	—	1,783	—
Total Level 3 assets	$4,164	$277	$36	$377	$389	$(409)	$4,834	$1

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,283)	$(1,077)	$—	$(292)	$—	$—	$(6,652)	$—
Universal life benefits	(883)	(74)	—	—	—	—	(957)	—
Future policy benefits
AmerUs Closed Block	(1,606)	(10)	—	—	—	—	(1,616)	—
ILICO Closed Block and life benefits	(794)	(17)	—	—	—	—	(811)	—
Derivative liabilities	(7)	1	—	—	—	—	(6)	1
Total Level 3 liabilities	$(8,573)	$(1,177)	$—	$(292)	$—	$—	$(10,042)	$1

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended September 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
Corporate	$156	$—	$(15)	$(31)	$110
CLO	79	—	(8)	(19)	52
ABS	234	—	—	(56)	178
CMBS	1	—	—	(1)	—
Trading securities, CLO	—	—	(11)	—	(11)
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
Fixed maturity securities
AFS securities, ABS	158	—	—	—	158
Trading securities, ABS	—	—	—	(9)	(9)
Total Level 3 assets	$628	$—	$(34)	$(117)	$477

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(376)	$—	$109	$(267)
Total Level 3 liabilities	$—	$(376)	$—	$109	$(267)

	Three months ended September 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
Corporate	$27	$—	$(36)	$(4)	$(13)
CLO	72	—	—	(25)	47
ABS	275	—	—	(35)	240
CMBS	—	—	(18)	—	(18)
RMBS	—	—	—	(11)	(11)
Trading securities
RMBS	4	—	—	—	4
Investments in related parties
Fixed maturity securities
AFS securities, CLO	10	—	—	—	10
Trading securities, CLO	—	—	(24)	—	(24)
Short-term investments	8	—	—	(28)	(20)
Total Level 3 assets	$396	$—	$(78)	$(103)	$215

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(142)	$—	$41	$(101)
Total Level 3 liabilities	$—	$(142)	$—	$41	$(101)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
Corporate	$460	$—	$(29)	$(46)	$385
CLO	314	—	(8)	(42)	264
ABS	476	—	(21)	(388)	67
CMBS	138	—	—	(1)	137
RMBS	—	—	—	(26)	(26)
Trading securities
CLO	7	—	(7)	—	—
Equity securities	1	—	(8)	—	(7)
Mortgage loans	—	—	—	(4)	(4)
Investment funds	—	—	—	(7)	(7)
Investments in related parties
Fixed maturity securities
AFS securities
CLO	38	—	—	—	38
ABS	204	—	—	—	204
Trading securities, CLO	30	—	(48)	—	(18)
Investment funds	108	—	—	—	108
Short-term investments	10	—	—	—	10
Total Level 3 assets	$1,786	$—	$(121)	$(514)	$1,151

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(1,360)	$—	$280	$(1,080)
Total Level 3 liabilities	$—	$(1,360)	$—	$280	$(1,080)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2017
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
Fixed maturity securities
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$(21)	$(21)
Corporate	152	—	(37)	(8)	107
CLO	83	—	(2)	(41)	40
ABS	495	—	—	(258)	237
CMBS	29	—	—	(1)	28
RMBS	14	—	—	(2)	12
Trading securities
CLO	4	—	(16)	—	(12)
RMBS	26	—	—	—	26
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
Fixed maturity securities
AFS securities
CLO	10	—	—	—	10
ABS	5	—	—	(10)	(5)
Trading securities, CLO	—	—	(52)	—	(52)
Short-term investments	37	—	—	(29)	8
Total Level 3 assets	$855	$—	$(107)	$(371)	$377

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(412)	$—	$120	$(292)
Total Level 3 liabilities	$—	$(412)	$—	$120	$(292)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Fixed maturity securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of September 30, 2018, discounts ranged from 6% to 9%, and as of December 31, 2017, discounts ranged from 2% to 6%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	September 30, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$8,656	Option budget method	Non-performance risk	0.2%	–	1.3%	Decrease
			Option budget	0.8%	–	3.7%	Increase
			Surrender rate	4.4%	–	7.6%	Decrease

	December 31, 2017
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,436	Option budget method	Non-performance risk	0.2%	–	1.2%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	1.5%	–	19.4%	Decrease

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2018
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Financial Assets
Mortgage loans	$8,945	$9,018	$—	$—	$—	$9,018
Investment funds	565	565	565	—	—	—
Policy loans	512	512	—	—	512	—
Funds withheld at interest	7,690	7,690	—	—	—	7,690
Other investments	71	71	—	—	—	71
Investments in related parties
Mortgage loans	389	382	—	—	—	382
Investment funds	1,896	1,896	1,896	—	—	—
Funds withheld at interest	13,872	13,872	—	—	—	13,872
Other investments	386	382	—	—	—	382
Total financial assets not carried at fair value	$34,326	$34,388	$2,461	$—	$512	$31,415

Financial Liabilities
Interest sensitive contract liabilities	$47,206	$44,174	$—	$—	$—	$44,174
Long-term debt	991	936	—	—	936	—
Funds withheld liability	386	386	—	—	386	—
Total financial liabilities not carried at fair value	$48,583	$45,496	$—	$—	$1,322	$44,174

[1] Investments measured at NAV as a practical expedient in determining fair value have not been classified in the fair value hierarchy.

	December 31, 2017
(In millions)	Carrying Value	Fair Value	NAV[1]	Level 1	Level 2	Level 3
Financial Assets
Mortgage loans	$6,192	$6,342	$—	$—	$—	$6,342
Investment funds	554	554	554	—	—	—
Policy loans	530	530	—	—	530	—
Funds withheld at interest	6,773	6,773	—	—	—	6,773
Other investments	133	133	—	—	58	75
Investments in related parties
Investment funds	1,280	1,280	1,280	—	—	—
Other investments	238	259	—	—	—	259
Total financial assets not carried at fair value	$15,700	$15,871	$1,834	$—	$588	$13,449

Financial Liabilities
Interest sensitive contract liabilities	$31,586	$31,656	$—	$—	$—	$31,656
Funds withheld liability	385	385	—	—	385	—
Total financial liabilities not carried at fair value	$31,971	$32,041	$—	$—	$385	$31,656

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

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2017	$1,354	$520	$1,056	$2,930
Additions	1,791	197	—	1,988
Unlocking	21	7	54	82
Amortization	(151)	(73)	(135)	(359)
Impact of unrealized investment (gains) losses	126	48	157	331
Balance at September 30, 2018	$3,141	$699	$1,132	$4,972

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,142	$462	$1,336	$2,940
Additions	371	121	—	492
Unlocking	13	4	(1)	16
Amortization	(142)	(46)	(121)	(309)
Impact of unrealized investment (gains) losses	(90)	(36)	(110)	(236)
Balance at September 30, 2017	$1,294	$505	$1,104	$2,903

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

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Premiums
Direct	$527	$109	$959	$637
Reinsurance assumed	46	5	702	17
Reinsurance ceded	(42)	(42)	(126)	(151)
Total premiums	$531	$72	$1,535	$503

Future policy and other policy benefits
Direct	$1,047	$350	$1,783	$1,349
Reinsurance assumed	59	7	723	30
Reinsurance ceded	(186)	(98)	(328)	(328)
Total future policy and other policy benefits	$920	$259	$2,178	$1,051

Global Atlantic ceded reinsurance transactions—During the quarter ended September 30, 2018, we were notified by Global Atlantic of corrections they made to balances previously provided to us related to the novated business ceded to Global Atlantic. As a result, we have recorded an out-of-period adjustment, which increased policy loans $12 million, reinsurance recoverable $354 million, interest sensitive contract liabilities $292 million, and future policy benefits $74 million on the condensed consolidated balance sheet. There was no impact to the condensed consolidated statements of income, comprehensive income, equity or cash flows. We evaluated this out-of-period adjustment and determined it was not material to the condensed consolidated financial statements as of September 30, 2018 or December 31, 2017, or any other previously reported period.

8. Debt
Senior Notes—In the first quarter of 2018, AHL issued $1 billion of unsecured senior notes due in January 2028. The senior notes have a 4.125% coupon rate, payable semi-annually. The senior notes are callable at any time prior to October 12, 2027 by AHL, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the prospectus supplement relating to the senior notes, dated January 9, 2018) plus 25 basis points, and any accrued and unpaid interest. Interest expense on long-term debt was $10 million and $30 million for the three and nine months ended September 30, 2018, respectively.

Short-term Debt—In the second quarter of 2018, we borrowed $183 million from the Federal Home Loan Bank (FHLB) of Des Moines through their variable rate short-term federal funds program. The borrowing carried an interest rate of 2.16% and was repaid in the third quarter of 2018.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended September 30, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$534	$83	$11	$3	$3	$6

Basic weighted average shares outstanding	164,527,680	25,483,107	3,386,963	841,011	1,001,110	2,070,590
Dilutive effect of stock compensation plans	529,382	—	—	—	—	628,718
Diluted weighted average shares outstanding	165,057,062	25,483,107	3,386,963	841,011	1,001,110	2,699,308

Earnings per share[1]
Basic	$3.24	$3.24	$3.24	$3.24	$3.24	$3.24
Diluted	$3.23	$3.24	$3.24	$3.24	$3.24	$2.49

[1] Calculated using whole figures.

	Three months ended September 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$167	$98	$5	$1	$1	$2

Basic weighted average shares outstanding	119,519,911	69,862,355	3,388,890	857,831	928,870	1,776,455
Dilutive effect of stock compensation plans	372,358	—	—	7,191	289,284	1,362,388
Diluted weighted average shares outstanding	119,892,269	69,862,355	3,388,890	865,022	1,218,154	3,138,843

Earnings per share[1]
Basic	$1.40	$1.40	$1.40	$1.40	$1.40	$1.40
Diluted	$1.39	$1.40	$1.40	$1.39	$1.07	$0.79

[1] Calculated using whole figures.

	Nine months ended September 30, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$946	$182	$20	$5	$6	$13

Basic weighted average shares outstanding	159,284,577	30,630,567	3,388,240	842,157	1,017,755	2,085,833
Dilutive effect of stock compensation plans	509,261	—	—	5,095	6,858	717,426
Diluted weighted average shares outstanding	159,793,838	30,630,567	3,388,240	847,252	1,024,613	2,803,259

Earnings per share[1]
Basic	$5.94	$5.94	$5.94	$5.94	$5.94	$5.94
Diluted	$5.92	$5.94	$5.94	$5.90	$5.90	$4.42

[1] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2017
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic	$513	$443	$17	$3	$3	$5
Effect of stock compensation plans on allocated net income	11	—	—	—	—	—
Net income – diluted	$524	$443	$17	$3	$3	$5

Basic weighted average shares outstanding	101,506,304	87,703,973	3,416,703	604,722	559,987	1,078,282
Dilutive effect of stock compensation plans	3,297,329	—	—	331,206	686,268	1,768,169
Diluted weighted average shares outstanding	104,803,633	87,703,973	3,416,703	935,928	1,246,255	2,846,451

Earnings per share[1]
Basic	$5.05	$5.05	$5.05	$5.05	$5.05	$5.05
Diluted	$5.00	$5.05	$5.05	$3.26	$2.27	$1.91

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

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded the following shares, restricted stock units (RSUs) and options:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Antidilutive shares, RSUs and options excluded from diluted EPS calculation	34,908,644	79,931,099	34,908,644	73,016,963
Shares, RSUs and options excluded from diluted EPS calculation as a performance condition had not been met	176,935	187,046	176,935	1,425,926
Total shares, RSUs and options excluded from diluted EPS calculation	35,085,579	80,118,145	35,085,579	74,442,889

Note: Shares, RSUs and options are as of period end.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Accumulated Other Comprehensive Income
The following is a detail of AOCI and changes in AOCI. Prior period balances include equity securities that were classified as AFS securities prior to the adoption of ASU 2016-01.

(In millions)	September 30, 2018	December 31, 2017
AFS securities	$148	$2,577
DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	(39)	(744)
Noncredit component of OTTI losses on AFS securities	(17)	(13)
Hedging instruments	(43)	(95)
Pension adjustments	(2)	(5)
Foreign currency translation adjustments	(2)	8
Accumulated other comprehensive income, before taxes	45	1,728
Deferred income taxes	(2)	(313)
Accumulated other comprehensive income	$43	$1,415

Changes in AOCI are presented below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$(174)	$249	$(2,345)	$1,500
Change in DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustment	77	(61)	701	(284)
Less: Reclassification adjustment for gains (losses) realized in net income[1]	6	17	36	44
Less: Income tax expense (benefit)	(18)	55	(319)	347
Net unrealized investment gains (losses) on AFS securities	(85)	116	(1,361)	825
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	(4)	(7)	(4)	(5)
Less: Reclassification adjustment for losses realized in net income[1]	—	(9)	—	(7)
Less: Income tax expense (benefit)	(1)	1	(1)	1
Net noncredit component of OTTI losses on AFS securities	(3)	1	(3)	1
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	7	(31)	52	(69)
Less: Income tax expense (benefit)	2	(11)	11	(24)
Net unrealized gains (losses) on hedging instruments	5	(20)	41	(45)
Pension adjustments	—	1	3	—
Foreign currency translation adjustments	—	4	(10)	14
Change in AOCI from other comprehensive income (loss)	(83)	102	(1,330)	795
Adoption of ASU 2016-01	—	—	(42)	—
Change in AOCI	$(83)	$102	$(1,372)	$795

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Income Taxes

Our effective tax rates were 9% and 7% for the three months ended September 30, 2018 and 2017, respectively, and 14% and 5% for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes. With the enactment of Public Law no. 115-97, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act), the U.S. statutory tax rate declined to 21% from 35%; however, the Base Erosion and Anti-Abuse Tax (BEAT) was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for the three and nine months ended September 30, 2018 reflects the impact of the restructuring of our internal modco arrangements and implementing additional reinsurance arrangements common in the insurance industry.

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

12. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments are managed by Athene Asset Management LLC (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of September 30, 2018, AAM directly managed $81,817 million of our investment portfolio assets, of which 85% are designated one or two (the two highest designations) by the National Association of Insurance Commissioners (NAIC).

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

(In millions, except for percentages)	September 30, 2018	December 31, 2017
Fixed maturity securities
AFS securities
Foreign governments	$173	$152
Corporate	3,409	2,934
CLO	5,636	5,166
ABS	652	681
CMBS	874	872
Trading securities	103	121
Mortgage loans	3,202	2,232
Investment funds	28	26
Funds withheld at interest	2,720	1,737
Other investments	72	75
Total assets sub-advised by Apollo affiliates	$16,869	$13,996
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	17%	18%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM and other Apollo affiliates:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Asset management fees	$73	$67	$215	$193
Sub-advisory fees	15	14	42	42

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. As of September 30, 2018 and December 31, 2017, the management fees payable was $39 million and $28 million, respectively, and the sub-advisory fees payable was $18 million and $13 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

The investment management agreements with AAM have no stated term and any party can terminate upon notice. However, our bye-laws provide that we will not exercise our termination rights under the agreements until any annual anniversary of October 31 (each such date, an IMA (Investment Management Agreement) Termination Election Date) and any termination thereon requires the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and prior written notice thereof to Apollo of at least 30 days. If the Independent Directors make such election and such notice is timely delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (an IMA Termination Effective Date). Notwithstanding the foregoing, (1) the Independent Directors may only elect to terminate an investment management agreement or advisory agreement on an IMA Termination Election Date if two-thirds of the Independent Directors determine in their sole discretion acting in good faith that either (i) there has been unsatisfactory long-term performance materially detrimental to us by Apollo or (ii) the fees being charged by Apollo are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to Apollo and Apollo shall have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (2) upon the determination by two-thirds of the Independent Directors, we may also terminate an investment management agreement or advisory agreement with Apollo as a result of either (i) a material violation of law relating to Apollo’s advisory business, or (ii) Apollo’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case (i) or (ii), the delivery at least 30 days’ prior written notice to Apollo of such termination and such termination will be effective at the end of such 30-day period.

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

Other related party transactions

A-A Mortgage – We have an equity method investment in A-A Mortgage, which has an investment in AmeriHome Mortgage Company, LLC (AmeriHome). We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $511 million and $20 million of residential mortgage loans under this agreement during the three months ended September 30, 2018 and 2017, respectively. We purchased $722 million and $21 million of residential mortgage loans under this agreement during the nine months ended September 30, 2018 and 2017, respectively. Additionally, we have loans due from A-A Mortgage affiliates in the principal amount of $10 million and $52 million as of September 30, 2018 and December 31, 2017, respectively, and these are included in related party short-term investments on the condensed consolidated balance sheets. We also have commitments to make additional equity investments in A-A Mortgage of $125 million as of September 30, 2018.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Athora – On January 1, 2018, in order to align our interests with those of Athora, in connection with the Closing, we entered into a cooperation agreement with Athora, pursuant to which, among other things, (1) we will have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by Athora, (2) Athora’s insurance subsidiaries will be required to purchase certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, (3) we will provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora will provide us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Additionally, as of September 30, 2018, we had $169 million of funding agreements outstanding to Athora, which were issued to Athora prior to Closing.

VA Capital and Venerable Holdings, Inc. (Venerable) – In connection with the Voya reinsurance transactions, we made a $75 million minority equity investment in VA Capital, which is included in investments in related parties – investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the holding company of Venerable. Additionally, we provided Venerable with a $150 million, 15-year term loan, which is held at amortized cost and included in investment in related parties – other investments on the condensed consolidated balance sheets. It has a stated interest rate of 6.257%, which represents a below-market interest rate and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions. Venerable is the holding company of VIAC.

Strategic Partnership – On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (the “Strategic Partnership”). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of AAM and remain subject to our existing governance processes, including approval by our conflicts committee where applicable.

13. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds and inclusive of related party commitments, of $3,123 million and $2,358 million as of September 30, 2018 and December 31, 2017, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2018 and December 31, 2017, we had $701 million and $573 million, respectively, of funding agreements outstanding with the FHLB. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer up to $10 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. Funding agreements outstanding under this program had a carrying value of $2,996 million as of September 30, 2018 and December 31, 2017.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2018	December 31, 2017
Fixed maturity securities
AFS securities	$4,929	$1,572
Trading securities	51	—
Equity securities	2	36
Mortgage loans	1,106	914
Investment funds	31	20
Short-term investments	68	10
Other investments	38	—
Restricted cash	218	105
Total restricted assets	$6,443	$2,657

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation, Claims and Assessments

Griffiths Matter – On July 27, 2015, John Griffiths, on behalf of himself and others similarly situated, filed a putative class action complaint against us in the United States District Court for the District of Massachusetts. An amended complaint was filed on December 18, 2015. The complaint asserts claims against AHL, Athene Annuity and Life Company (AAIA), and Athene London Assignment Corporation (Athene London), in addition to an Aviva defendant. AHL is a named defendant due to its purchase of Aviva USA, and AAIA and Athene London are named as successors to Aviva Life Insurance Company and Aviva London Assignment Corporation, respectively. The complaint alleges a putative class of all persons who are the beneficial owners of assets which were used to purchase structured settlement annuities that Aviva Life Insurance Company, Aviva London Assignment Corporation, and Aviva International Insurance Limited (collectively, the Aviva Entities) or their predecessors, as applicable, delivered to purchasers on or after April 1, 2003 that were backed by a capital maintenance agreement issued by Aviva International Insurance Limited or its predecessor (the CMA). The complaint alleges that the Aviva Entities sold structured settlement annuities to the public on the basis that such products were backed by the CMA, which was alleged to be a source of great financial strength. The complaint further alleges that the Aviva Entities used the CMA to enhance the sales volume and raise the price of the annuities. The complaint claims that, as a result of Aviva USA’s sale to AHL, the CMA terminated. According to the complaint, no notice of this termination was provided to the owners of the structured settlement annuities. The complaint alleges that the termination of the CMA gave rise to claims for breach of contract, breach of fiduciary duty, promissory estoppel, and unjust enrichment. AHL and plaintiff agreed to a term sheet settlement on a class-wide basis. On October 23, 2018, the court granted final approval of the settlement. Terms of the settlement include: (1) AHL entering into a capital maintenance agreement with Athene London requiring AHL to provide capital to Athene London upon a missed structured settlement payment that is not timely cured and (2) AHL paying a monetary amount that is immaterial to us.

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

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA purchased from American General Life Insurance Company (American General) broad based variable COLI policies that, as of September 30, 2018, had an asset value of $366 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief, which the defendants have moved to dismiss. The Court set the hearing for February 13, 2019. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $176 million as of September 30, 2018.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Adjusted operating revenue is a component of adjusted operating income and excludes market volatility and adjustments for other non-operating activity. Our operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Retirement Services	$1,776	$936	$4,901	$3,078
Corporate and Other	18	94	71	265
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	884	379	823	1,181
Investment gains (losses), net of offsets	(82)	63	(337)	326
VIE expenses and noncontrolling interest	(1)	—	1	—
Other adjustments to revenues	(7)	1	(63)	5
Total revenues	$2,588	$1,473	$5,396	$4,855

Adjusted operating income is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding the long-term incentive plan (LTIP); and

•	Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income to net income on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Retirement Services	$389	$244	$913	$786
Corporate and Other	(8)	(13)	(5)	(9)
Non-operating adjustments
Investment gains (losses), net of offsets	(48)	25	(155)	140
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	380	46	550	155
Integration, restructuring and other non-operating expenses	(2)	(14)	(18)	(34)
Stock-based compensation, excluding LTIP	(3)	(7)	(8)	(30)
Income tax (expense) benefit – non-operating	(68)	(7)	(105)	(24)
Net income	$640	$274	$1,172	$984

The following represents total assets by segment:

(In millions)	September 30, 2018	December 31, 2017
Total assets by segment
Retirement Services	$115,260	$91,335
Corporate and Other	2,944	8,412
Total assets	$118,204	$99,747

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

We began operating in 2009 when the burdens of the financial crisis and resulting capital demands caused many companies to exit the retirement market, creating the need for a well-capitalized company with an experienced management team to fill the void. Taking advantage of this market dislocation, we have been able to acquire substantial blocks of long-duration liabilities and reinvest the related investments to produce profitable returns. We have established a significant base of earnings and, as of September 30, 2018, have an expected annual investment margin of 2-3% over the 9.1 year weighted-average life of our deferred annuities, which make up a substantial portion of our reserve liabilities. As of September 30, 2018, the weighted-average life of all products, which includes deferred annuities, payout annuities, PRT obligations, funding agreements and other products, was 9.7 years.

We are diligent in setting our return targets based on market conditions and risks inherent in the products we offer and the acquisitions and block reinsurance transactions we undertake. Generally, we target mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. However, specific return targets are established with due consideration to the facts and circumstances surrounding each growth opportunity and may be higher or lower than those that we target more generally. Factors that we consider in establishing return targets for a given growth opportunity include, but are not limited to, the certainty of the return profile, the strategic nature of the opportunity, the size and scale of the opportunity, the alignment and fit of the opportunity with our existing business, the opportunity for risk diversification and the existence of increased opportunities for higher returns or growth. If market conditions or risks inherent in a product or transaction create return profiles that are not acceptable to us, we generally will not sacrifice our profitability merely to facilitate growth.

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

Our consolidated annualized ROE for the nine months ended September 30, 2018 and the year ended December 31, 2017 was 17.1% and 18.0%, respectively, and our consolidated annualized adjusted operating ROE was 14.5% and 15.8%, respectively. As a result of our focus on issuing, reinsuring and acquiring attractively-priced liabilities, our differentiated investment strategy and our significant scale, for the nine months ended September 30, 2018 and the year ended December 31, 2017, in our Retirement Services segment, we generated an annualized investment margin on deferred annuities of 2.70% and 2.82%, respectively, and an annualized adjusted operating ROE of 19.6% and 22.5%, respectively. We currently maintain what we believe to be high capital ratios for our rating and, as of September 30, 2018, hold approximately $2.0 billion of excess capital, and view this excess as strategic capital available to reinvest into organic and inorganic growth opportunities.

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $8.0 billion in each of the nine months ended September 30, 2018 and 2017. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $5.7 billion and $4.4 billion for the nine months ended September 30, 2018 and 2017, respectively. We believe that our improving credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth. Within our retail channel, we had fixed annuity sales of $5.5 billion and $4.1 billion for the nine months ended September 30, 2018 and 2017, respectively. The increase in our retail channel was driven by significant growth in our bank channel and the addition of new bank partners, the rising rate environment and new product introductions. We aim to grow our retail channel in the United States by deepening our relationships with our approximately 70 independent marketing organizations (IMO) and more than 41,000 independent agents. Our strong financial position and capital efficient products allow us to be a dependable partner with IMOs and consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. We are implementing the necessary technology platform, hiring and training a specialized sales force, and have created products to capture new potential distribution opportunities. In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $1.3 billion and $570 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in our flow reinsurance channel was driven by the addition of new partners, new product launches by our partners and the rising rate environment. As we continue to source additional reinsurance partners, we expect to further diversify our flow reinsurance channel and expect that our improving credit profile will help us attract additional reinsurance partners. Within our institutional channel, we generated deposits of $1.2 billion and $3.3 billion for the nine months ended September 30, 2018 and 2017, respectively. The decrease in our institutional channel is driven by the unfavorable market conditions for funding agreements. We issued funding agreements in the aggregate principal amount of $425 million and $3.0 billion for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we closed four PRT transactions and issued group annuity contracts in the aggregate amount of $796 million, compared to $327 million during the nine months ended September 30, 2017. Subsequent to quarter end, we closed our fifth PRT transaction of the year and in connection with the closing, we issued a group annuity contract of approximately $800 million. We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and by continuing to engage in PRT transactions.

Our inorganic channels, including acquisitions and block reinsurance, provided deposits of $19.1 billion for the nine months ended September 30, 2018. On June 1, 2018, we closed on the Voya reinsurance transaction pursuant to which we entered into coinsurance and modco agreements with VIAC and RLI to reinsure a block of fixed and fixed indexed annuities providing $19.1 billion of deposits. Our inorganic channels have contributed significantly to our growth, and we expect will continue to be important sources of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With our relationship with Apollo, we are a solutions provider with a proven track record to close transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Deconsolidation Summary Included in Results of Operations

On January 1, 2018, in connection with the closing of the Athora Offering, our equity interest in the Athora was exchanged for common shares of Athora. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for further details of the deconsolidation of our German operations. The deconsolidation of Athora decreased our total assets by $6.3 billion and our invested assets by $6.0 billion. The impact of this deconsolidation has an effect on the comparability of our historical results. To enhance the comparability of our September 30, 2018 and 2017 results, we highlight the financial results applicable to the deconsolidation of Athora where meaningful. As of and after January 1, 2018, our investment in Athora is reflected as an alternative investment.

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

A volatile market environment may affect our ability to produce liability products that are profitable, have our desired risk profile, and are desirable to consumers. As a company with strong retirement, investment management and insurance capabilities, we expect that over the long term, market conditions resulting in higher Treasury yields and credit spreads will enhance the attractiveness of our portfolio of annuity products. We continue to monitor the behavior of our customers and other factors which react to market conditions, including mortality rates, morbidity rates, annuitization rates and lapse rates, in order to best serve our customers and generate strong profitability to our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In spite of the Federal Reserve increasing federal funds rates again in September of 2018, interest rates in the United States remain lower than historical levels. The lower interest rates in part are due to a number of actions taken in recent years by the Federal Reserve in an effort to stimulate economic activity. Any future increases in federal funds rates are uncertain and will depend on the economic outlook.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. We endeavor to limit reinvestment risk related to cash flows by managing our asset portfolio to ensure it provides adequate cash flows to meet our expected policyholder benefit cash flows within tolerable risk management limits. Our strategy is to achieve sustainable yields that allow us to maintain an attractive investment margin. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $18.5 billion of floating rate investments, or 18% of our total invested assets as of September 30, 2018. The percentage of floating rate investments decreased from December 31, 2017 due to the investment portfolio received in the Voya reinsurance transaction having a lower proportion of floating rate investments and a refinement in our definition to only include short duration securities that are directly tied or linked to an index. As part of our reinvestment strategy for the investment portfolios of companies we acquire or blocks we reinsure, we generally seek to reinvest assets at yields higher than the related assets being liquidated for reinvestment. We continuously seek to optimize our investment portfolio to achieve favorable returns over the long term.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the investment margin earned on deferred annuities may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2018, most of our products were fixed annuities with 26% of our FIAs at the minimum guarantees and 50% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2018, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 95 to 105 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed annuity market sales in the United States were $60.9 billion for the six months ended June 30, 2018. LIMRA made adjustments to its fixed annuity sales estimate, and the updated total fixed annuity market sales in the United States were $55.6 billion for the six months ended June 30, 2017. The increase in fixed annuity market sales in 2018 compared to 2017 was mainly driven by an increase in FIA products of $4.0 billion, or 14.2% over prior year, as well as an increase in traditional fixed rate deferred annuities of $0.7 billion, or 3.6% over prior year. In the total fixed annuity market, for the six months ended June 30, 2018 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales with a 5.5% market share and $3.3 billion in sales. For the six months ended June 30, 2017, our market share was 4.9% with sales of $2.7 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $55.0 billion in sales for the year ended December 31, 2017. According to LIMRA data, for the six months ended June 30, 2018 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs in terms of sales, and our market share for the same period was 9.1% with sales of $2.9 billion. For the six months ended June 30, 2017, our market share was 8.8% with sales of $2.5 billion.

Regulatory Developments

On December 22, 2017, President Trump signed the Tax Act into law, which introduced significant changes to the Internal Revenue Code. While our expectations may be subject to change, we expect the following notable impacts:

•
Overall tax rate—Although the Tax Act reduces corporate income tax rates to 21% beginning in 2018, it also imposes a new minimum tax, referred to as the BEAT, which taxes modified taxable income at a rate of 5% beginning in 2018, increasing to 10% in 2019 and 12.5% in 2026. In general, modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to payments to foreign affiliates, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies only to the extent it exceeds a taxpayer’s regular corporate income tax liability (determined without regard to certain tax credits). The BEAT is expected to apply to our U.S. subsidiaries with respect to payments to our non-U.S. reinsurance subsidiaries. The BEAT does not apply to premium paid to ALRe directly by unaffiliated ceding companies or investment income earned on our non-U.S. reinsurance subsidiaries’ surplus assets, which together currently represent approximately 25–30% of our pre-tax adjusted operating income. In addition to the BEAT, the 1% excise tax that we have historically paid will continue to apply to premiums paid to our Bermuda subsidiaries that are not subject to U.S. taxation.

Within the context of affiliated modco arrangements, which is how much of our internal reinsurance is structured, it is our belief that the BEAT was generally intended to require the add back of the net amount paid or accrued by our U.S. subsidiaries to our non-U.S. reinsurance subsidiaries for premiums, investment income, reserve changes, other consideration and expenses (net basis). However, there is significant uncertainty regarding the computation of the BEAT in the context of affiliated modco arrangements, including whether the BEAT applies on a net basis or instead requires the add back of the gross amount paid or accrued, without reduction for claims or other expenses (gross basis). In light of this uncertainty, during the three months ended March 31, 2018, we restructured our affiliated modco arrangements to ensure that they would not be subject to the BEAT in the event that we do not receive guidance that the BEAT applies on a net basis, and during the three months ended September 30, 2018, we implemented additional reinsurance arrangements common in the insurance industry to further mitigate the potential effect on our results of operations should the BEAT apply on a gross basis. We currently expect that each of our effective tax rate and our overall tax rate, which includes the impacts of federal income tax, the BEAT and excise tax, will be between 9 and 10%, on average, over the near and medium term; however, we may experience significant fluctuations in these tax rates period-to-period, with certain periods falling outside of our expected range. Assuming that pre-tax income and adjusted operating income before tax are equal, the primary difference between our effective tax rate and our overall tax rate is the inclusion of excise taxes within the calculation of the overall tax rate. We currently expect excise taxes will be immaterial.

The estimated future effective tax rate and overall tax rate presented above incorporates various assumptions and actual results may vary. See Item 1A. Risk Factors–Our business, financial condition, liquidity, results of operations and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could face significant losses if these assumptions and estimates differ significantly from actual results–BEAT Mitigating Actions and Item 1A. Risk Factors–Risks Relating to Taxation–The BEAT may significantly increase our tax liability and our efforts to mitigate the cost of the BEAT may be unnecessary, inefficient, ineffective, or counterproductive, each included in Part II of this report.

•
Risk-based capital—In its meeting held on June 28, 2018, the NAIC Capital Adequacy Task Force approved updates to the RBC factors to reflect the change in the corporate income tax rate from 35% to 21% resulting from the Tax Act. The updates will be effective December 31, 2018. With the change in RBC factors, our RBC ratios, along with those of other fixed annuity writers and life insurers in general, are expected to decrease. If the changes were applied to our RBC ratios as of September 30, 2018, we estimate a minimal decrease to our onshore U.S. RBC ratio and approximately 10 to 12% decrease to our offshore ALRe RBC ratio. Our capital ratios under the various rating agency models applicable to us are not expected to be materially impacted by the change in tax rate, and those models are an important consideration in determining the appropriate levels of capital to run our business. Our initial assessment of the level of capital that we deem appropriate to run our business has not been impacted materially by the change in tax rate.

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
The foregoing represents our current expectations of certain of the effects of the Tax Act and may be subject to change as additional guidance is made available. See Part II–Item 1A. Risk Factors–Risks Relating to Taxation for further information on how the Tax Act could impact us.

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

Adjusted ROE, Adjusted Operating ROE and Adjusted Net Income

Adjusted ROE, adjusted operating ROE and adjusted net income are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI and funds withheld and modco reinsurance unrealized gains and losses, in each case net of DAC, DSI, rider reserve and tax offsets. Adjusted ROE is calculated as adjusted net income, divided by average adjusted shareholders’ equity. Adjusted shareholders’ equity is calculated as the ending shareholders’ equity excluding AOCI and funds withheld and modco reinsurance unrealized gains and losses. Adjusted operating ROE is calculated as the adjusted operating income, divided by average adjusted shareholders’ equity. Adjusted net income is calculated as net income excluding funds withheld and modco reinsurance unrealized gains and losses, net of DAC, DSI, rider reserve and tax offsets. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Once we have reinvested acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current adjusted operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and funds withheld and modco reinsurance unrealized gains and losses are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted ROE, adjusted operating ROE and adjusted net income should not be used as a substitute for ROE and net income. However, we believe the adjustments to equity are significant to gaining an understanding of our overall results of operations.

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

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our financial condition excluding the impacts of AOCI and funds withheld and modco reinsurance unrealized gains and losses, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt excluding consolidated VIEs divided by adjusted shareholders’ equity. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization, and debt capacity.

Retirement Services Net Investment Earned Rate, Cost of Crediting, Investment Margin on Deferred Annuities, Other Liability Costs and Operating Expenses

Investment margin is a key measurement of the financial health of our Retirement Services core deferred annuities. Investment margin on our deferred annuities is generated from the excess of our net investment earned rate over the cost of crediting to our policyholders. Net investment earned rate is a key measure of investment returns and cost of crediting is a key measure of the policyholder benefits on our deferred annuities.

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

Net investment earned rate, cost of crediting and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our core deferred annuities business. Deferred annuities include our fixed rate annuities and FIAs, which account for approximately 85% of our Retirement Services reserve liabilities as of September 30, 2018. We believe measures like net investment earned rate, cost of crediting and investment margin on deferred annuities are effective in analyzing the trends of our core business operations, profitability and pricing discipline. While we believe net investment earned rate, cost of crediting and investment margin on deferred annuities are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income and interest sensitive contract benefits presented under GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other liability costs include DAC, DSI and VOBA amortization, rider reserves, institutional costs, the cost of liabilities on products other than deferred annuities, premiums, product charges and other revenues. Along with our cost of crediting, other liability costs give a view of the total costs of our liabilities. We believe a measure like other liability costs is effective in analyzing the trends of our core business operations and profitability. While we believe other liability costs is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under GAAP.

Operating expenses excludes integration, restructuring and other non-operating expenses, stock compensation expense, interest expense and policy acquisition expenses. We believe a measure like operating expenses is effective in analyzing the trends of our core business operations and profitability. While we believe operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2018	2017	2018	2017
Revenues	$2,588	$1,473	$5,396	$4,855
Benefits and expenses	1,882	1,179	4,033	3,818
Income before income taxes	706	294	1,363	1,037
Income tax expense	66	20	191	53
Net income	$640	$274	$1,172	$984

Net income	$640	$274	$1,172	$984
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	5	29	33	64
Unrealized, impairments and other investment gains (losses)	11	(3)	27	(15)
Assumed modco and funds withheld reinsurance embedded derivatives	(93)	20	(300)	153
Offsets to investment gains (losses)	29	(21)	85	(62)
Investment gains (losses), net of offsets	(48)	25	(155)	140
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	380	46	550	155
Integration, restructuring and other non-operating expenses	(2)	(14)	(18)	(34)
Stock compensation expense	(3)	(7)	(8)	(30)
Income tax (expense) benefit – non-operating	(68)	(7)	(105)	(24)
Less: Total non-operating adjustments	259	43	264	207
Adjusted operating income	$381	$231	$908	$777

Adjusted operating income by segment
Retirement Services	$389	$244	$913	$786
Corporate and Other	(8)	(13)	(5)	(9)
Adjusted operating income	$381	$231	$908	$777

ROE	29.1%	13.0%	17.1%	16.9%
Adjusted ROE	31.4%	14.6%	21.8%	17.1%
Adjusted operating ROE	17.5%	12.8%	14.5%	15.0%

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. See Results of Operations by Segment for further detail on the results of the segments.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

In this section, references to 2018 refer to the three months ended September 30, 2018 and references to 2017 refer to the three months ended September 30, 2017.

Net Income

Net income increased by $366 million, or 134%, to $640 million in 2018 from $274 million in 2017. ROE increased to 29.1% from 13.0% in 2017, and adjusted ROE increased to 31.4% from 14.6% in 2017. The increase in net income was driven by a favorable net change in FIA derivatives and a $150 million increase in adjusted operating income, partially offset by unfavorable assumed reinsurance embedded derivative impacts. The net change in FIA derivatives was driven by our annual unlocking of assumptions, the change in performance of the equity indices to which our FIA policies are linked compared to 2017, and the favorable increase in discount rates. Assumed reinsurance embedded derivative impacts were unfavorable due to growth in the reinsurance block from the Voya reinsurance transaction, increases in U.S treasury rates, partially offset by credit spreads tightening more than prior year.

Our annual process of unlocking assumptions resulted in an increase in pre-tax income of $178 million, compared to a decrease of $33 million in 2017. Unlocking in the third quarter was driven by an increase of $191 million primarily related to FIA embedded derivatives net of offsets, partially offset by a decrease of $13 million in adjusted operating income attributable to DAC, DSI and VOBA amortization and rider reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income

Adjusted operating income increased by $150 million or 65%, to $381 million in 2018 from $231 million in the prior period. Adjusted operating ROE was 17.5%, up from 12.8% in 2017. The increase in adjusted operating income was primarily driven by an increase in investment income, a tax benefit in 2018 attributed to the implementation of additional reinsurance arrangements common in the industry and the deconsolidation of our German operations which had an operating loss of $17 million in 2017, partially offset by higher cost of crediting and other liability costs. The increase in investment income was driven by earnings from the Voya reinsurance transaction, invested asset growth and increased floating rate investment income which resulted from higher short-term interest rates. Cost of crediting was higher driven by block growth, including the addition of Voya liabilities, and an increase in option costs which increased the cost of hedging. Other liability costs increased driven by block growth, partially offset by favorable rider reserve and DAC amortization related to more favorable equity market performance compared to 2017 and favorable unlocking.
Our annual process of unlocking assumptions resulted in an increase in other liability costs of $13 million, compared to an increase of $20 million in 2017.
Our consolidated net investment earned rate was 4.52% in 2018, an increase from 4.45% in 2017, primarily due to the performance in our fixed and other portfolio. Fixed and other net investment earned rate of 4.33% increased from 4.23% in 2017, driven by higher floating rate investment income in the quarter and the deconsolidation of Germany, partially offset by lower returns on assets from the Voya reinsurance transaction.

Revenues

Total revenue increased by $1.1 billion to $2.6 billion in 2018 from $1.5 billion in 2017. The increase was driven by an increase in premiums, increase in investment related gains and losses, higher net investment income and an increase in product charges.

Premiums increased by $459 million to $531 million in 2018 from $72 million in the prior period, driven by higher PRT premiums and an increase in premium from flow reinsurance.

Investment related gains and losses increased by $350 million to $823 million in 2018 from $473 million in the prior year, primarily due to the change in fair value of FIA hedging derivatives. The change in fair value of FIA hedging derivatives increased $395 million driven by the performance of the indices upon which our call options are based. The S&P 500 index increased 7.2% in 2018 compared to an increase of 4.0% in 2017. The change in assumed reinsurance embedded derivatives increased $19 million driven by an increase in the reinsurance block related to the Voya reinsurance transactions. The assumed reinsurance embedded derivatives were unfavorably impacted by the change in underlying assets related to the increase in U.S. treasury rates, partially offset by credit spreads tightening more than the prior year.

Net investment income increased by $250 million to $1.1 billion in 2018 from $820 million in 2017, primarily driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, investment earnings from the Voya reinsurance transaction and higher floating rate investment income of $25 million due to higher short-term interest rates, partially offset by the deconsolidation of Germany in 2018.

Product charges increased by $33 million to $119 million in 2018 from $86 million in the prior period, primarily driven by higher rider charges related to growth in the block of business and charges related to the addition of the Voya liabilities.

Benefits and Expenses

Total benefits and expenses increased by $703 million to $1.9 billion in 2018 from $1.2 billion in 2017. The increase was driven by an increase in future policy benefits and an increase in interest sensitive contract benefits, partially offset by a decrease in amortization of DAC and VOBA and a decrease in dividends to policyholders.

Future policy and other policy benefits increased by $661 million to $920 million in 2018 from $259 million in 2017, primarily attributable to higher PRT premiums, an increase in rider reserves and an increase in reserves from flow reinsurance, partially offset by $58 million related to the deconsolidation of our former German subsidiaries. The increase in rider reserves was driven by an increase related to our annual unlocking of assumptions of $163 million, an increase related to the net change in FIA derivatives and growth in the block, partially offset by favorable equity market performance compared to 2017 resulting in increased index credits to policyholder accounts, which lowered the amount needed to fund the rider reserve. Unlocking in 2018 was unfavorable by $212 million related to impacts in lapse assumptions partially offset by utilization of certain rider benefits, while 2017 unlocking impacts were unfavorable $49 million related to impacts of the net investment earned rate and mortality assumptions.

Interest sensitive contract benefits increased by $120 million to $741 million in 2018 from $621 million in 2017, driven by an increase in FIA fair value embedded derivatives of $81 million and growth in the block of business. The increase in FIA fair value embedded derivatives was due to the performance of the equity indices to which our FIA policies are linked, partially offset by unlocking of assumptions and a favorable change in discount rates used in our embedded derivative calculations as the current quarter experienced an increase in discount rates compared to 2017, which experienced a decrease in discount rates. The FIA fair value embedded derivatives were favorably impacted by $309 million related to our annual unlocking of assumptions which was mainly driven by updating lapse assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DAC, DSI, and VOBA amortization decreased by $40 million to $53 million in 2018 from $93 million in the prior year, primarily due to favorable decrease to our annual unlocking of assumptions of $66 million, favorable equity market performance compared to 2017 and unfavorable investment related gains and losses, partially offset by an increase in the DAC asset balance related to block growth and an increase in the net change in FIA derivatives. Unlocking in 2018 was favorable $81 million related to impacts in lapse assumptions, while 2017 unlocking impacts were favorable $16 million related to impacts of the net investment earned rate and mortality assumptions.

Dividends to policyholders decreased by $38 million to $10 million in 2018 from $48 million in the prior year, primarily attributed to the deconsolidation of our former German subsidiaries.

Taxes

Income tax expense increased by $46 million to $66 million in 2018 from $20 million in 2017. With the enactment of the Tax Act, the U.S. statutory tax rate declined to 21% from 35%; however, the BEAT was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for 2018 reflects the restructuring of our internal modco arrangements and implementation of additional reinsurance arrangements common in the insurance industry.

For the three months ended September 30, 2018, income tax expense includes a $42 million income tax benefit resulting from the reversal of previously accrued taxes during the first six months of 2018, which was partially offset by $2 million of excise tax expense. The reversal of previously accrued tax expense was triggered by a revised full year estimated tax provision driven by the implementation, in the third quarter, of additional reinsurance arrangements common in the insurance industry. The additional reinsurance arrangements were retroactively effective to January 1, 2018.

Our effective tax rates were 9% in 2018 and 7% in 2017. The effective tax rate excludes the impacts of an excise tax benefit of $3 million in 2018 and expense of $12 million in 2017. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

In this section, references to 2018 refer to the nine months ended September 30, 2018 and references to 2017 refer to the nine months ended September 30, 2017.

Net Income

Net income increased by $188 million, or 19%, to $1.2 billion in 2018 from $984 million in 2017. ROE increased to 17.1% from 16.9% in 2017 and adjusted ROE increased to 21.8% from 17.1% in 2017. The increase in net income was driven by a $131 million increase in adjusted operating income and a favorable net change in FIA derivatives, partially offset by unfavorable assumed reinsurance embedded derivative impacts and higher tax expense. The net change in FIA derivatives was driven by a favorable increase in discount rates compared to 2017 and unlocking, partially offset by the change in performance of the equity indices to which our FIA policies are linked compared to 2017. Assumed reinsurance embedded derivative impacts were unfavorable due to increases in U.S treasury rates and credit spreads widening compared to the prior year, which benefited from credit spreads tightening.

Our annual process of unlocking assumptions resulted in an increase in pre-tax income of $178 million, compared to a decrease of $33 million in 2017. Unlocking in the third quarter of 2018 was driven by an increase of $191 million primarily related to FIA embedded derivatives net of offsets, partially offset by a decrease of $13 million in adjusted operating income attributable to DAC, DSI and VOBA amortization and rider reserves.

Adjusted Operating Income

Adjusted operating income increased by $131 million, or 17%, to $908 million in 2018 from $777 million in the prior period. Adjusted operating ROE was 14.5%, down from 15.0% in 2017. The increase in adjusted operating income was primarily driven by an increase in investment income, partially offset by an increase in cost of crediting, other liability costs, interest expense and tax expense. The increase in investment income was primarily due to invested asset growth, earnings from the Voya reinsurance transaction and increased floating rate investment income related to higher short-term interest rates. Cost of crediting was higher driven by block growth, including the addition of Voya liabilities, and an increase in option costs which increased the cost of hedging. Other liability costs increased primarily due to growth in the block, including the addition of Voya liabilities, higher rider reserves and DAC amortization related to less favorable equity market performance compared to 2017, and favorable actuarial out of period adjustments in 2017, partially offset by lower excise taxes and favorable unlocking compared to 2017.

Our annual process of unlocking assumptions resulted in an increase in other liability costs of $13 million, compared to an increase of $20 million in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated net investment earned rate was 4.61% in 2018, an increase from 4.55% in 2017, primarily due to the performance in our fixed and other portfolio. Fixed and other net investment earned rate of 4.38% increased from 4.29% in 2017 driven by higher floating rate investment income in 2018 and the deconsolidation of Germany, partially offset by lower new money rates over the past year and lower returns on assets from the Voya reinsurance transaction.

Revenues

Total revenue increased by $541 million to $5.4 billion in 2018 from $4.9 billion in 2017. The increase was driven by an increase in premiums, higher net investment income and an increase in product charges, partially offset by unfavorable changes in investment related gains and losses.

Premiums increased by $1.0 billion to $1.5 billion in 2018 from $503 million in the prior period, driven by the Voya reinsurance inception premiums attributed to payout annuities with life contingencies, higher PRT premium and an increase in premium from flow reinsurance, partially offset by the deconsolidation of Germany.

Net investment income increased by $456 million to $2.9 billion in 2018 from $2.4 billion in 2017, primarily driven by earnings from growth in our investment portfolio attributed to a strong increase in deposits over the prior twelve months, earnings from the Voya reinsurance transaction, higher floating rate investment income of $85 million due to higher short-term interest rates and higher income in one of our hedge funds, partially offset by the deconsolidation of our former German subsidiaries.

Product charges increased by $69 million to $321 million in 2018 from $252 million in the prior period, primarily driven by higher rider charges related to growth in the block of business and charges related to the addition of the Voya liabilities.

Investment related gains and losses decreased by $1.0 billion to $585 million in 2018 from $1.6 billion in the prior period, primarily due to the change in fair value of FIA hedging derivatives, the change in assumed reinsurance embedded derivatives and the unfavorable change in unrealized gains and losses on trading securities. The change in fair value of FIA hedging derivatives decreased by $437 million driven by the performance of the indices upon which our call options are based. The S&P 500 index experienced a 9.0% increase in 2018, compared to an 12.5% increase in 2017. The assumed reinsurance embedded derivatives decreased by $315 million driven by a change in the value of the underlying assets related to the increase in U.S. treasury rates and credit spreads widening compared to the prior year, which benefited from credit spreads tightening. Both of these drivers were magnified by growth in the reinsurance block related to the Voya transactions. The change in unrealized gains and losses on trading securities was comprised of an unfavorable decrease in AmerUs Closed Block assets of $147 million related to higher unrealized losses due to the increase in U.S. treasury rates.

Benefits and Expenses

Total benefits and expenses increased by $215 million to $4.0 billion in 2018 from $3.8 billion in 2017. The increase was driven by an increase in future policy and other policy benefits, partially offset by a decrease in interest sensitive contract benefits, a decrease in dividends payable to policyholders, and a decrease to policy and other operating expenses.

Future policy and other policy benefits increased by $1.1 billion to $2.2 billion in 2018 from $1.1 billion in 2017, primarily attributable to the Voya reinsurance policyholder obligations at inception related to payout annuities with life contingencies, higher PRT obligations and an increase in rider reserves, partially offset by $167 million related to the deconsolidation of our former German subsidiaries and a decrease in the change in AmerUs Closed Block fair value liability. The increase in rider reserves of $256 million was primarily driven by an increase related to our annual unlocking of assumptions of $163 million, an increase related to the net change in FIA derivatives and growth in the block, partially offset by more favorable equity market performance in 2017. Unlocking in 2018 was unfavorable $212 million related to impacts in lapse assumptions partially offset by utilization of certain rider benefits, while 2017 unlocking impacts were unfavorable $49 million related to impacts of the net investment earned rate and mortality assumptions. The favorable change in the AmerUs Closed Block fair value liability of $164 million was primarily driven by the increase in unrealized losses on the underlying investments related to the increase in U.S. treasury rates.

Interest sensitive contract benefits decreased by $774 million to $1.1 billion in 2018 from $1.9 billion in 2017, primarily due to the change in FIA fair value embedded derivatives, partially offset by growth in the block of business. The change in FIA fair value embedded derivatives decreased by $817 million primarily driven by a favorable change in discount rates used in our embedded derivative calculations as the current period experienced an increase in discount rates compared to 2017, which experienced a decrease in discount rates. The change was also attributed to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 9.0% increase in 2018, compared to a 12.5% increase in 2017. Additionally, the FIA fair value embedded derivatives were favorably impacted $309 million related to our annual unlocking of assumptions which was mainly driven by updating lapse assumptions.

Dividends to policyholders decreased by $97 million to $32 million in 2018 from $129 million in the prior year, primarily attributed to the deconsolidation of our former German subsidiaries.

Policy and other operating expenses decreased by $26 million to $453 million in 2018 from $479 million in the prior year, primarily driven by $53 million related to the deconsolidation of Germany and lower stock compensation expense of $22 million, partially offset by debt costs related to our debt issuance in January 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

DAC, DSI, and VOBA amortization decreased by $16 million to $277 million in 2018 from $293 million in the prior year, primarily due to a favorable decrease to our annual unlocking of assumptions of $66 million and unfavorable investment related gains and losses, partially offset by an increase in the DAC asset balance related to block growth and an increase in the net change in FIA derivatives. Unlocking in 2018 was favorable $81 million related to impacts in lapse assumptions, while 2017 unlocking impacts were favorable $16 million related to impacts of the net investment earned rate and mortality assumptions.

Taxes

Income tax expense increased by $138 million to $191 million in 2018 from $53 million in 2017. With the enactment of the Tax Act, the U.S. statutory tax rate declined to 21% from 35%; however, the BEAT was established, which may subject payments to our non-U.S. reinsurance subsidiaries to a tax of 5%, which would increase to 10% in 2019. The income tax expense for 2018 reflects the restructuring of our internal modco arrangements and implementation of additional reinsurance arrangements common in the insurance industry.

Our effective tax rates were 14% in 2018 and 5% in 2017. The effective tax rate excludes the impacts of an excise tax benefit of $3 million in 2018 and expense of $37 million in 2017. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Results of Operations by Segment

The following summarizes our adjusted operating income by segment:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2018	2017	2018	2017
Adjusted operating income by segment
Retirement Services	$389	$244	$913	$786
Corporate and Other	(8)	(13)	(5)	(9)
Adjusted operating income	$381	$231	$908	$777

Retirement Services adjusted operating ROE	23.6%	19.1%	19.6%	21.8%

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

In this section, references to 2018 refer to the three months ended September 30, 2018 and references to 2017 refer to the three months ended September 30, 2017.

Adjusted Operating Income

Adjusted operating income increased by $145 million, or 59%, to $389 million in 2018, from $244 million in 2017. Adjusted operating ROE was 23.6%, up from 19.1% in the prior period. The increase in adjusted operating income was primarily driven by an increase in net investment earnings and a tax benefit in 2018 attributed to the implementation of additional reinsurance arrangements common in the industry, partially offset by higher cost of crediting and other liability costs.

Net investment earnings increased $297 million primarily driven by earnings from the Voya reinsurance transaction, invested asset growth reflecting strong organic deposits, higher floating rate income of $25 million related to higher short-term interest rates, and strong alternative performance reflecting strong performance from MidCap and AmeriHome.

Cost of crediting increased $127 million driven by block growth, including the addition of Voya liabilities, and an increase in option costs due to higher volatility and short-term interest rates which increased the cost of hedging.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other liability costs increased $33 million driven by block growth, including the addition of Voya liabilities, partially offset by favorable rider reserve and DAC amortization related to more favorable equity market performance resulting in a favorable $38 million impact in 2018 compared to a $20 million benefit in 2017, as well as favorable unlocking. Unlocking in 2018 resulted in an increase in other liability costs of $13 million compared to an increase of $20 million in prior year. Unlocking in 2018 related to impacts in lapse assumptions partially offset by utilization of certain rider benefits, while 2017 related to impacts of the net investment earned rate and mortality assumptions.

Investment Margin on Deferred Annuities

	Three months ended September 30,
	2018	2017
Net investment earned rate	4.55%	4.64%
Cost of crediting	1.98%	1.88%
Investment margin on deferred annuities	2.57%	2.76%

Investment margin on deferred annuities decreased by 19 basis points to 2.57% in 2018, from 2.76% in 2017. The decrease in the investment margin on deferred annuities was driven by a decrease in net investment earned rate of 9 basis points, and an unfavorable increase in cost of crediting of 10 basis points.

Net investment earned rate decreased due to the decrease in fixed and other net investment earned rates, partially offset by the increase in alternative net investment earned rates. The fixed and other net investment earned rate decreased in 2018 to 4.33% from 4.44% in 2017 primarily attributed to lower returns on the assets from the Voya reinsurance transaction, partially offset by higher floating rate investment income in the quarter. The alternative net investment earned rate remained strong in 2018 at 10.65% compared to 9.79% in 2017 driven by strong MidCap and AmeriHome performance for the quarter returning 18.23% and 14.66%, respectively.

Cost of crediting on deferred annuities increased by 10 basis points to 1.98% in 2018, from 1.88% in 2017. The increase in cost of crediting was driven by a higher rate on the Voya reinsurance liabilities as well as an increase in option costs due to higher volatility and short-term interest rates.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

In this section, references to 2018 refer to the nine months ended September 30, 2018 and references to 2017 refer to the nine months ended September 30, 2017.

Adjusted Operating Income

Adjusted operating income increased by $127 million, or 16%, to $913 million in 2018, from $786 million in 2017. Adjusted operating ROE was 19.6%, down from 21.8% in the prior period. The increase in adjusted operating income was primarily driven by higher net investment earnings, partially offset by an increase in cost of crediting, other liability costs, operating expenses and tax expense.

Net investment earnings increased $545 million driven primarily by earnings from growth in invested assets of $27.7 billion primarily attributed to the Voya reinsurance transaction and a strong increase in deposits over the prior twelve months, an increase of floating rate investment income of $85 million related to higher short-term interest rates and higher alternative investment income. Alternative investment income increased driven by higher income in one of our hedge funds and strong performance from MidCap.

Cost of crediting increased $193 million driven by block growth, including the addition of Voya liabilities, and an increase in option costs due to higher volatility and short-term interest rates which increased the cost of hedging.

Other liability costs increased $156 million driven by growth in the block, including the addition of Voya liabilities, higher rider reserves and DAC amortization related to less favorable equity market performance resulting in a benefit of $36 million impact in 2018 compared to a benefit of $98 million in 2017, and favorable actuarial out of period adjustments in 2017, partially offset by lower excise taxes and favorable unlocking compared to 2017.

Operating expenses increased $20 million primarily attributable to growing our business and expanding our distribution channels.

Operating tax expenses increased $47 million reflecting the enactment of the Tax Act and the restructuring of our internal modco arrangements and implementation of additional reinsurance arrangements common in the insurance industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Nine months ended September 30,
	2018	2017
Net investment earned rate	4.63%	4.75%
Cost of crediting	1.93%	1.89%
Investment margin on deferred annuities	2.70%	2.86%

Investment margin on deferred annuities decreased by 16 basis points to 2.70% in 2018, from 2.86% in 2017. The decrease in the investment margin on deferred annuities was driven by the decrease in net investment earned rate of 12 basis points and an unfavorable increase in cost of crediting of 4 basis points.

Net investment earned rate decreased due to the decrease in fixed and other net investment earned rate. The fixed and other net investment earned rate decreased in 2018, to 4.38% from 4.50% in 2017 primarily attributed to lower returns on the assets from the Voya reinsurance transaction, lower new money rates over the past year and higher levels of cash during 2018, partially offset by higher floating rate investment income. The alternative net investments earned rate increased in 2018 to 11.30% from 10.86% in 2017, reflecting higher income in one of our hedge funds and strong performance from MidCap.

Cost of crediting on deferred annuities increased by 4 basis points to 1.93% in 2018, from 1.89% in 2017. The increase in cost of crediting was driven by a higher rate on the Voya reinsurance liabilities and an increase in option costs due to higher volatility and short-term interest rates, partially offset by rate actions on business that renewed in 2017.

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

Adjusted Operating Income (Loss)

Adjusted operating loss decreased by $5 million to $8 million in the three months ended September 30, 2018, from $13 million in the three months ended September 30, 2017. The decrease in adjusted operating loss was mainly driven by the deconsolidation of our German operations partially offset by lower alternative investment income due to the decline in the market value of public equity positions in one of our funds. Our former German operations, which were deconsolidated on January 1, 2018, had an adjusted operating loss of $17 million in the three months ended September 30, 2017.

Adjusted operating loss decreased by $4 million to $5 million in the nine months ended September 30, 2018, from $9 million in the nine months ended September 30, 2017. The decrease in adjusted operating loss was mainly driven by the deconsolidation of our German operations offset by lower alternative investment income related to the decline in market value of public equity positions in one of our funds and debt costs from our debt issuance in January 2018. Our former German operations, which deconsolidated on January 1, 2018, had an adjusted operating loss of $28 million in the nine months ended September 30, 2017.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $101.4 billion and $84.4 billion as of September 30, 2018 and December 31, 2017, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. The significant majority of our investment portfolio is managed by AAM, an indirect subsidiary of Apollo founded for the express purpose of managing our portfolio. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assists us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5-10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our invested assets, which are those which directly back our policyholder liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $100.6 billion and $82.3 billion as of September 30, 2018 and December 31, 2017, respectively. AAM manages, directly and indirectly, $98.7 billion of investments, which in the aggregate constitute the vast majority of our investment portfolio as of September 30, 2018, comprising a diversified portfolio of fixed maturity and other securities. Through our relationship with Apollo, AAM has identified unique investment opportunities for us. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

The following table presents the carrying values of our total investments and investments in related parties:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities, at fair value
AFS securities	$59,882	59.1%	$61,012	72.3%
Trading securities	1,977	2.0%	2,196	2.6%
Equity securities	292	0.3%	790	0.9%
Mortgage loans, net of allowances	8,982	8.9%	6,233	7.4%
Investment funds	692	0.7%	699	0.8%
Policy loans	512	0.5%	530	0.6%
Funds withheld at interest	7,841	7.7%	7,085	8.4%
Derivative assets	2,515	2.5%	2,551	3.0%
Real estate	—	—%	624	0.7%
Short-term investments	234	0.2%	201	0.2%
Other investments	114	0.1%	133	0.2%
Total investments	83,041	82.0%	82,054	97.1%
Investment in related parties
Fixed maturity securities, at fair value
AFS securities	1,243	1.2%	406	0.5%
Trading securities	259	0.3%	307	0.4%
Mortgage loans	389	0.3%	—	—%
Investment funds	2,093	2.1%	1,310	1.6%
Funds withheld at interest	13,963	13.7%	—	—%
Short-term investments	10	0.0%	52	0.1%
Other investments	386	0.4%	238	0.3%
Total related party investments	18,343	18.0%	2,313	2.9%
Total investments, including related party	$101,384	100.0%	$84,367	100.0%

The increase in our total investments, including related party, as of September 30, 2018 of $17.0 billion compared to December 31, 2017 was mainly driven by $18.0 billion of assets at inception from the Voya reinsurance transactions, growth from organic deposits of $8.0 billion less liability outflows of $5.7 billion, investment of the proceeds from our debt issuance in January 2018 and reinvestment of earnings. These were partially offset by the deconsolidation of $5.9 billion related to our former German operations and the change in unrealized gains and losses on AFS securities. Unrealized gains and losses on AFS securities decreased $2.3 billion attributed to the increase in U.S. treasury rates and credit spreads widening.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2018
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$143	$—	$(1)	$142	0.2%
U.S. state, municipal and political subdivisions	1,142	103	(8)	1,237	2.0%
Foreign governments	180	3	(3)	180	0.3%
Corporate	37,819	447	(947)	37,319	61.1%
CLO	5,325	15	(38)	5,302	8.7%
ABS	4,869	29	(43)	4,855	8.0%
CMBS	2,343	29	(48)	2,324	3.8%
RMBS	7,923	610	(10)	8,523	13.9%
Total AFS securities	59,744	1,236	(1,098)	59,882	98.0%
AFS securities – related party
CLO	612	1	(4)	609	1.0%
ABS	638	1	(5)	634	1.0%
Total AFS securities – related party	1,250	2	(9)	1,243	2.0%
Total AFS securities, including related party	$60,994	$1,238	$(1,107)	$61,125	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2017
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$63	$1	$(2)	$62	0.1%
U.S. state, municipal and political subdivisions	996	171	(2)	1,165	1.9%
Foreign governments	2,575	116	(8)	2,683	4.3%
Corporate	35,173	1,658	(171)	36,660	59.5%
CLO	5,039	53	(8)	5,084	8.2%
ABS	3,945	53	(27)	3,971	6.4%
CMBS	1,994	48	(21)	2,021	3.3%
RMBS	8,721	652	(7)	9,366	15.2%
Total fixed maturity securities	58,506	2,752	(246)	61,012	98.9%
Equity securities[1]	271	7	(1)	277	0.4%
Total AFS securities	58,777	2,759	(247)	61,289	99.3%
AFS securities – related party
CLO	353	7	—	360	0.6%
ABS	46	—	—	46	0.1%
Total AFS securities – related party	399	7	—	406	0.7%
Total AFS securities, including related party	$59,176	$2,766	$(247)	$61,695	100.0%

[1] Included in equity securities on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturity Securities

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS fixed maturity securities, including related parties, is as follows:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$11,773	19.3%	$12,026	19.6%
Financial	12,030	19.7%	11,824	19.3%
Utilities	8,967	14.7%	8,296	13.5%
Communication	2,351	3.8%	2,607	4.2%
Transportation	2,198	3.6%	1,907	3.1%
Total corporate	37,319	61.1%	36,660	59.7%
Other government-related securities
U.S. state, municipal and political subdivisions	1,237	2.0%	1,165	1.9%
Foreign governments	180	0.3%	2,683	4.4%
U.S. government and agencies	142	0.2%	62	0.1%
Total non-structured securities	38,878	63.6%	40,570	66.1%
Structured securities
CLO	5,911	9.7%	5,444	8.9%
ABS	5,489	9.0%	4,017	6.5%
CMBS	2,324	3.8%	2,021	3.3%
RMBS
Agency	100	0.1%	87	0.1%
Non-agency	8,423	13.8%	9,279	15.1%
Total structured securities	22,247	36.4%	20,848	33.9%
Total AFS fixed maturity securities, including related party	$61,125	100.0%	$61,418	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our total AFS fixed maturity securities, including related parties, was $61.1 billion and $61.4 billion as of September 30, 2018 and December 31, 2017, respectively. The decrease was mainly driven by the deconsolidation of our former German operations and the change in unrealized gains and losses on AFS securities. Unrealized gains and losses on AFS securities decreased attributed to the increase in U.S. treasury rates and credit spreads widening. These were partially offset by strong growth in deposits over liability outflows, assets from the Voya reinsurance transactions and the investment of the proceeds from our debt issuance in January 2018.

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

A summary of our AFS fixed maturity securities, including related parties, by NAIC designation (with our former German operations applying NRSRO ratings to map to NAIC designations) is as follows:

	September 30, 2018			December 31, 2017
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$30,761	$31,245	51.1%	$30,906	$32,447	52.8%
2	26,503	26,206	42.9%	24,147	25,082	40.9%
Total investment grade	57,264	57,451	94.0%	55,053	57,529	93.7%
3	2,855	2,822	4.6%	2,978	3,040	5.0%
4	674	648	1.1%	789	765	1.2%
5	193	194	0.3%	70	66	0.1%
6	8	10	0.0%	15	18	0.0%
Total below investment grade	3,730	3,674	6.0%	3,852	3,889	6.3%
Total fixed maturity securities, including related party	$60,994	$61,125	100.0%	$58,905	$61,418	100.0%

Substantially all of our AFS fixed maturity portfolio, 94.0% and 93.7% as of September 30, 2018 and December 31, 2017, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS fixed maturity securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$21,212	34.7%	$21,448	34.9%
BBB	23,860	39.0%	23,572	38.4%
Non-rated[1]	7,035	11.5%	6,592	10.7%
Total investment grade	52,107	85.2%	51,612	84.0%
BB	2,835	4.7%	3,091	5.0%
B	1,036	1.7%	1,198	2.0%
CCC	2,951	4.8%	2,696	4.4%
CC and lower	1,435	2.4%	2,302	3.8%
Non-rated[1]	761	1.2%	519	0.8%
Total below investment grade	9,018	14.8%	9,806	16.0%
Total fixed maturity securities, including related party	$61,125	100.0%	$61,418	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation.
Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P rating when the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO when the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch, Moody’s Investor Service (Moody’s), DBRS, and Kroll Bond Rating Agency, Inc. (KBRA).

The portion of our AFS fixed maturity portfolio that was considered below investment grade based on NRSRO ratings was 14.8% and 16.0% as of September 30, 2018 and December 31, 2017, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC relates to the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired at a discount to par value, as discussed above.

As of September 30, 2018 and December 31, 2017, the non-rated securities shown above were comprised of 46% and 44%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSROs and 36% and 42%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of September 30, 2018 and December 31, 2017, 90% and 93%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. These holdings were $5.5 billion and $4.0 billion as of September 30, 2018 and December 31, 2017, respectively. The increase in ABS is mainly due to attractive opportunities invested in during the year as new deposits and the Voya investment portfolio are deployed. As of September 30, 2018 and December 31, 2017, our ABS portfolio included $5.1 billion (92% of the total) and $3.8 billion (94% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $4.8 billion (88% of the total) and $3.6 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $5.9 billion and $5.4 billion as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, our CLO portfolio included $5.4 billion (91% of the total) and $4.6 billion (85% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $5.7 billion (96% of the total) and $4.8 billion (88% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage-backed Securities – A portion of our fixed maturity AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.3 billion and $2.0 billion as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, our CMBS portfolio included $2.1 billion (90% of the total) and $1.9 billion (95% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.5 billion (65% of the total) and $1.4 billion (70% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our fixed maturity AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $8.5 billion and $9.4 billion as of September 30, 2018 and December 31, 2017, respectively. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. Our investments in RMBS are primarily non-agency RMBS having a significant focus on assets with attractive entry prices, which are generally considered investment grade based on NAIC designations, given the likelihood that we ultimately receive principal and interest distributions in an amount at least equal to our amortized cost.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$7,837	92.0%	$8,714	93.0%
2	358	4.2%	360	3.8%
Total investment grade	8,195	96.2%	9,074	96.8%
3	211	2.5%	213	2.3%
4	114	1.3%	73	0.8%
5	1	0.0%	6	0.1%
6	2	0.0%	—	—%
Total below investment grade	328	3.8%	292	3.2%
Total RMBS	$8,523	100.0%	$9,366	100.0%

NRSRO rating agency designation
AAA/AA/A	$511	6.0%	$335	3.6%
BBB	249	2.9%	347	3.7%
Non-rated[1]	2,630	30.8%	2,866	30.6%
Total investment grade	3,390	39.7%	3,548	37.9%
BB	338	4.0%	415	4.4%
B	356	4.2%	417	4.5%
CCC	2,862	33.6%	2,580	27.5%
CC and lower	1,432	16.8%	2,298	24.5%
Non-rated[1]	145	1.7%	108	1.2%
Total below investment grade	5,133	60.3%	5,818	62.1%
Total RMBS	$8,523	100.0%	$9,366	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations.

A significant majority of our RMBS portfolio, 96.2% and 96.8% as of September 30, 2018 and December 31, 2017, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovery of all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of September 30, 2018 and December 31, 2017, NRSROs characterized 39.7% and 37.9%, respectively, of our RMBS as investment grade.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unrealized Losses

Our investments in fixed maturity securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our fixed maturity securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of September 30, 2018, our fixed maturity securities, including related party, had a fair value of $61.1 billion, which was 0.2% above amortized cost of $61.0 billion. As of December 31, 2017, our fixed maturity securities, including related party, had a fair value of $61.4 billion, which was 4.3% above amortized cost of $58.9 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

The following tables reflect the unrealized losses on the AFS fixed maturity portfolio, including related parties, by NAIC designations:

	September 30, 2018
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$14,638	$(401)	$14,237	97.3%	$31,245	(1.3)%
2	16,278	(602)	15,676	96.3%	26,206	(2.3)%
Total investment grade	30,916	(1,003)	29,913	96.8%	57,451	(1.7)%
3	1,734	(63)	1,671	96.4%	2,822	(2.2)%
4	540	(40)	500	92.6%	648	(6.2)%
5	46	(1)	45	97.8%	194	(0.5)%
6	2	—	2	100.0%	10	—%
Total below investment grade	2,322	(104)	2,218	95.5%	3,674	(2.8)%
Total	$33,238	$(1,107)	$32,131	96.7%	$61,125	(1.8)%

	December 31, 2017
(In millions, except percentages)	Amortized Cost of Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Fixed Maturity Securities	Percent of Loss to Total AFS Fair Value NAIC Designation
NAIC designation
1	$4,901	$(100)	$4,801	98.0%	$32,447	(0.3)%
2	4,284	(82)	4,202	98.1%	25,082	(0.3)%
Total investment grade	9,185	(182)	9,003	98.0%	57,529	(0.3)%
3	881	(19)	862	97.8%	3,040	(0.6)%
4	451	(40)	411	91.1%	765	(5.2)%
5	60	(5)	55	91.7%	66	(7.6)%
6	5	—	5	100.0%	18	—%
Total below investment grade	1,397	(64)	1,333	95.4%	3,889	(1.6)%
Total	$10,582	$(246)	$10,336	97.7%	$61,418	(0.4)%

The gross unrealized losses on AFS fixed maturity securities, including related party, were $1.1 billion and $246 million as of September 30, 2018 and December 31, 2017, respectively. The increase in unrealized losses was driven by the increase in U.S. treasury rates and credit spreads widening for the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, we held $4.5 billion and $4.4 billion, respectively, in energy sector fixed maturity securities, or 7% of total AFS fixed maturity securities, including related party, as of each period. The gross unrealized capital losses on these securities were $112 million and $33 million, or 10% and 13%, respectively, of the total unrealized losses as of September 30, 2018 and December 31, 2017, respectively.

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

During the nine months ended September 30, 2018 and 2017, we recorded $6 million and $25 million, respectively of OTTI losses primarily related to corporate fixed maturities. The annualized OTTI losses we have experienced for the nine months ended September 30, 2018 and 2017 translate into 1 basis point and 4 basis points, respectively, of average invested assets.

International Exposure

A portion of our fixed maturity securities is invested in securities with international exposure. As of September 30, 2018 and December 31, 2017, 30% and 33% of the carrying value of our fixed maturity securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our fixed maturity securities portfolio, including related parties, by country or region:

	September 30, 2018			December 31, 2017
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$526	$513	2.8%	$498	$511	2.6%
Italy	36	36	0.2%	59	64	0.3%
Spain	62	62	0.3%	209	225	1.1%
Portugal	—	—	—%	1	1	0.0%
Total Ireland, Italy, Greece, Spain and Portugal[1]	624	611	3.3%	767	801	4.0%
Other Europe	6,244	6,145	33.4%	8,087	8,395	42.0%
Total Europe	6,868	6,756	36.7%	8,854	9,196	46.0%
Non-U.S. North America	9,011	8,980	48.7%	8,048	8,220	41.2%
Australia & New Zealand	1,721	1,682	9.1%	1,443	1,481	7.4%
Central & South America	434	437	2.4%	481	508	2.6%
Africa & Middle East	227	225	1.2%	193	196	1.0%
Asia/Pacific	360	352	1.9%	321	327	1.6%
Supranational	—	—	—%	39	41	0.2%
Total	$18,621	$18,432	100.0%	$19,379	$19,969	100.0%

1 As of each of the respective periods, we had no holdings in Greece.

Approximately 93.1% and 90.9% of these securities are investment grade by NAIC designation as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, 9% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 21% were invested in securities of non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $611 million and $801 million as of September 30, 2018 and December 31, 2017, respectively, of exposure in these countries.

As of September 30, 2018, we held United Kingdom and Channel Islands fixed maturity securities of $2.3 billion, or 3.7% of the total fixed maturities including related parties. As of September 30, 2018, these securities were in an unrealized loss position of $71 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.2 billion and $2.5 billion as of September 30, 2018 and December 31, 2017, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$2,168	23.1%	$1,187	19.0%
Retail	1,693	18.1%	1,223	19.6%
Hotels	893	9.5%	928	14.9%
Industrial	833	8.9%	944	15.2%
Apartment	684	7.3%	525	8.4%
Other commercial[1]	399	4.3%	440	7.1%
Total net commercial mortgage loans	6,670	71.2%	5,247	84.2%
Residential loans	2,701	28.8%	986	15.8%
Total mortgage loans, net of allowances	$9,371	100.0%	$6,233	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $9.4 billion and $6.2 billion as of September 30, 2018 and December 31, 2017, respectively. This included $2.0 billion and $1.8 billion of mezzanine mortgage loans as of September 30, 2018 and December 31, 2017, respectively. The increase in mortgage loans is mainly driven by an increase in RML purchases during the year, purchases of triple net leases and the addition of mortgage loans from the Voya reinsurance transaction. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in mortgage loans on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2018, we had $43 million of mortgage loans that were 90 days past due, of which $13 million in the process of foreclosure. As of December 31, 2017, we had $28 million of mortgage loans that were 90 days past, of which $1 million in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of September 30, 2018 and December 31, 2017, we had not recorded any new specific loan valuation allowances. For the nine months ended September 30, 2018 and 2017, we recorded $0 million and $5 million, respectively, of impairments through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $1 million and $2 million as of September 30, 2018 and December 31, 2017, respectively.

Investment Funds and Variable Interest Entities

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment strategy focuses on sourcing assets with some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. A portion of our current investment funds and VIE holdings are comprised of certain investment funds contributed by the AAA Investor (AAA Contribution) as further described in Note 4 – Variable Interest Entities to the condensed consolidated financial statements. At the time of the AAA Contribution, the contributed assets largely consisted of co-investments with Apollo private equity funds. However, the attributes of the contributed assets have changed significantly since the initial transaction primarily due to the initial public offering of two underlying fund investment holdings. As of September 30, 2018, the assets consisted of $151 million of publicly-traded equity securities, a substantial portion of which is in the process of being liquidated. These public equity securities have resulted in volatility in our statement of income in recent periods.

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

The following table illustrates our consolidated VIE positions:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Fixed maturity securities
Trading securities	$48	5.8%	$48	5.5%
Equity securities	176	21.1%	240	27.8%
Investment funds	605	72.7%	571	66.1%
Cash and cash equivalents	2	0.2%	4	0.5%
Other assets	2	0.2%	1	0.1%
Total assets of consolidated VIEs	$833	100.0%	$864	100.0%

Liabilities of consolidated VIEs
Other liabilities	$2	100.0%	$2	100.0%
Total liabilities of consolidated VIEs	$2	100.0%	$2	100.0%

The assets of consolidated VIEs were $833 million and $864 million as of September 30, 2018 and December 31, 2017, respectively. The liabilities of consolidated VIEs were $2 million as of both September 30, 2018 and December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Private equity	$254	7.5%	$271	10.5%
Real estate and other real assets	205	6.0%	161	6.2%
Natural resources	4	0.1%	4	0.2%
Hedge funds	50	1.5%	61	2.4%
Credit funds	179	5.3%	202	7.8%
Total investment funds	692	20.4%	699	27.1%
Investment funds – related parties
Private equity – A-A Mortgage	449	13.3%	403	15.6%
Private equity – other	680	20.1%	180	7.0%
Real estate and other real assets	499	14.7%	297	11.5%
Natural resources	95	2.8%	74	2.9%
Hedge funds	98	2.9%	93	3.6%
Credit funds	272	8.0%	263	10.2%
Total investment funds – related parties	2,093	61.8%	1,310	50.8%
Investment funds owned by consolidated VIEs
Private equity – MidCap	549	16.2%	528	20.4%
Credit funds	1	0.0%	21	0.8%
Real estate and other real assets	55	1.6%	22	0.9%
Total investment funds owned by consolidated VIEs	605	17.8%	571	22.1%
Total investment funds, including related parties and funds owned by consolidated VIEs	$3,390	100.0%	$2,580	100.0%

Overall, the total investment funds, including related party and consolidated VIEs, were $3.4 billion and $2.6 billion as of September 30, 2018 and December 31, 2017, respectively. See Note 4 – Variable Interest Entities to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. We actively monitor our exposure to the risks inherent in these investments which could materially and adversely affect our results of operations and financial condition. The interest rate and equity market risks expose us to potential volatility in our earnings period-over-period related to these investment funds.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. As of September 30, 2018, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related party:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$75	0.3%	$—	—%
U.S. state, municipal and political subdivisions	493	2.3%	117	1.6%
Foreign governments	111	0.5%	—	—%
Corporate	11,396	52.3%	2,095	29.6%
CLO	987	4.5%	669	9.4%
ABS	1,383	6.3%	886	12.5%
CMBS	855	3.9%	290	4.1%
RMBS	1,807	8.3%	1,551	21.9%
Equity securities	51	0.2%	28	0.4%
Mortgage loans	3,588	16.5%	792	11.2%
Investment funds	505	2.3%	376	5.3%
Derivative assets	302	1.4%	78	1.1%
Short-term investments	275	1.3%	16	0.2%
Cash and cash equivalents	196	0.9%	132	1.9%
Other assets and liabilities	(220)	(1.0)%	55	0.8%
Total funds withheld at interest, including related party	$21,804	100.0%	$7,085	100.0%

As of September 30, 2018 and December 31, 2017, we held $21.8 billion and $7.1 billion, respectively, of funds withheld at interest receivables, including related party. The increase funds withheld at interest is mainly due to $14.7 billion of modco reinsurance agreements from the Voya reinsurance transaction. Approximately 95.3% and 94.2% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2018 and December 31, 2017, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Invested Asset Value[1]	Percent of Total	U.S. and Bermuda Invested Asset Value	Germany Invested Asset Value	Invested Asset Value[1]	Percent of Total
Corporate	$50,272	50.0%	$37,059	$1,536	$38,595	46.9%
CLO	6,873	6.8%	5,914	—	5,914	7.2%
Credit	57,145	56.8%	42,973	1,536	44,509	54.1%
RMBS	9,996	9.9%	10,532	—	10,532	12.8%
Mortgage loans	12,994	12.9%	6,858	165	7,023	8.5%
CMBS	3,251	3.2%	2,322	—	2,322	2.8%
Real estate held for investment	—	—%	—	625	625	0.8%
Real estate	26,241	26.0%	19,712	790	20,502	24.9%
ABS	7,206	7.2%	4,824	—	4,824	5.9%
Alternative investments	4,023	4.0%	3,692	137	3,829	4.6%
State, municipal, political subdivisions and foreign government	2,004	2.0%	1,347	2,411	3,758	4.5%
Unit-linked assets	—	—%	—	407	407	0.5%
Equity securities	353	0.4%	192	128	320	0.4%
Short-term investments	464	0.5%	228	—	228	0.3%
U.S. government and agencies	220	0.2%	29	35	64	0.1%
Other investments	14,270	14.3%	10,312	3,118	13,430	16.3%
Cash and equivalents	1,823	1.8%	2,504	296	2,800	3.4%
Policy loans and other	1,141	1.1%	761	296	1,057	1.3%
Total invested assets	$100,620	100.0%	$76,262	$6,036	$82,298	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $100.6 billion and $82.3 billion as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, our total invested assets were mainly comprised of 50.0% of corporate securities, 27.1% of structured securities, 12.9% of mortgage loans and 4.0% of alternative investments. Corporate securities within our U.S. and Bermuda portfolio included $13.8 billion of private placements, which represented 14% of our total invested assets. The increase in total invested assets as of September 30, 2018 from December 31, 2017 was primarily driven by $17.7 billion of invested assets at inception from the Voya reinsurance transaction, strong growth in deposits over liability outflows, the deployment of our debt issuance in January 2018 and reinvestment of earnings, partially offset by the deconsolidation of our former Germany operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alternative Investments

The following summarizes our alternative investments:

	September 30, 2018		December 31, 2017
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Credit funds	$651	16.2%	$784	20.4%
Private equity – MidCap	549	13.6%	528	13.8%
Private equity – A-A Mortgage (AmeriHome)	551	13.7%	496	12.9%
Private equity – other	785	19.5%	554	14.5%
Mortgage and real assets	949	23.6%	643	16.8%
Hedge funds	176	4.4%	467	12.2%
Public equities	119	3.0%	171	4.5%
Natural resources and other real assets	243	6.0%	186	4.9%
Total alternative investments	$4,023	100.0%	$3,829	100.0%

Alternative investments were $4.0 billion and $3.8 billion as of September 30, 2018 and December 31, 2017, respectively, representing 4.0% and 4.6% of our total invested assets portfolio as of September 30, 2018 and December 31, 2017, respectively.

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

MidCap

Our equity investment in MidCap is held indirectly through CoInvest VII, of which MidCap constitutes substantially all the fund’s investments. MidCap is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the U.S. MidCap primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products and secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions. MidCap’s earnings are primarily driven by the difference between the interest earned on its loan portfolio and the interest accrued under its outstanding borrowings. As a result, MidCap is primarily exposed to the credit risk of its loan counterparties and prepayment risk. Additionally, financial results are influenced by related levels of middle-market business investment and interest rates.

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which had a carrying value of $549 million and $528 million as of September 30, 2018 and December 31, 2017, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 18.23% and 8.15% for the three months ended September 30, 2018 and 2017, respectively, and 14.86% and 9.33% for the nine months ended September 30, 2018 and 2017, respectively. Alternative investment income from CoInvest VII was $25 million and $11 million for the three months ended September 30, 2018 and 2017, respectively, and $62 million and $39 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in alternative investment income for both periods was driven by a favorable valuation adjustment, higher loan volumes and increased assets under management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AmeriHome

Our equity investment in AmeriHome is held indirectly through A-A Mortgage, of which AmeriHome is currently the fund’s only investment. AmeriHome is a mortgage origination platform and an aggregator of mortgage servicing rights. AmeriHome acquires mortgage loans from retail originators and re-sells the loans to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and other investors. AmeriHome retains the mortgage servicing rights on the loans that it sells and employs a subservicer to perform servicing operations, including payment collection. AmeriHome’s earnings are primarily driven by two sources: gains or losses on the sale of mortgage loans and the difference between the fee that it charges for mortgage servicing and the fee charged by the subservicer. As a result, AmeriHome’s financial results are influenced by interest rates and related housing demand. AmeriHome is primarily exposed to credit risk related to the accuracy of the representations and warranties in the loans that AmeriHome acquires and prepayment risk, which prematurely terminates fees related to mortgage servicing.

Our alternative investment in A-A Mortgage had a carrying value of $551 million and $496 million as of September 30, 2018 and December 31, 2017, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 14.66% and 6.77% for the three months ended September 30, 2018 and 2017, respectively, and 13.52% and 13.59% for the nine months ended September 30, 2018 and 2017, respectively. Alternative investment income from A-A Mortgage was $21 million and $8 million for the three months ended September 30, 2018 and 2017, respectively, and $55 million and $48 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in alternative investment income for the three months ended September 30, 2018 compared to 2017 was driven by 2017 experiencing a decrease in market value of mortgage service rights related to the increased competitive environment and tighter spreads.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income is included in the Consolidated Results of Operations section.

The reconciliation of shareholders’ equity to adjusted shareholders’ equity, which is included in adjusted book value per share, adjusted debt to capital ratio, adjusted ROE and adjusted operating ROE is as follows:

(In millions)	September 30, 2018	December 31, 2017
Total shareholders’ equity	$9,069	$9,208
Less: AOCI	43	1,415
Less: Accumulated reinsurance unrealized gains and losses	(31)	161
Total adjusted shareholders’ equity	$9,057	$7,632

Segment adjusted shareholders’ equity
Retirement Services	$7,105	$5,304
Corporate and Other	1,952	2,328
Total adjusted shareholders’ equity	$9,057	$7,632

The reconciliation of net income to adjusted net income, which is included in adjusted ROE is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$640	$274	$1,172	$984
Reinsurance unrealized gains and losses	43	(12)	192	(100)
Adjusted net income	$683	$262	$1,364	$884

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,070	4.30%	$820	4.23%	$2,883	4.39%	$2,427	4.31%
Reinsurance embedded derivative impacts	52	0.20%	40	0.20%	169	0.26%	137	0.25%
Net VIE earnings	39	0.16%	27	0.14%	55	0.08%	59	0.10%
Alternative income gain (loss)	(14)	(0.06)%	(4)	(0.02)%	(14)	(0.02)%	(11)	(0.02)%
Held for trading amortization	(21)	(0.08)%	(20)	(0.10)%	(65)	(0.10)%	(50)	(0.09)%
Total adjustments to arrive at net investment earnings/earned rate	56	0.22%	43	0.22%	145	0.22%	135	0.24%
Total net investment earnings/earned rate	$1,126	4.52%	$863	4.45%	$3,028	4.61%	$2,562	4.55%

Retirement Services	$1,108	4.55%	$811	4.64%	$2,957	4.63%	$2,412	4.75%
Corporate and Other	18	3.51%	52	2.72%	71	3.86%	150	2.71%
Total net investment earnings/earned rate	$1,126	4.52%	$863	4.45%	$3,028	4.61%	$2,562	4.55%

Retirement Services average invested assets	$97,512		$69,868		$85,169		$67,722
Corporate and Other average invested assets	2,103		7,673		2,473		7,398
Consolidated average invested assets	$99,615		$77,541		$87,642		$75,120

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting on deferred annuities, and the respective rates, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$741	3.72%	$621	4.35%	$1,092	2.13%	$1,866	4.43%
Interest credited other than deferred annuities	(44)	(0.22)%	(41)	(0.29)%	(125)	(0.24)%	(109)	(0.26)%
FIA option costs	231	1.16%	154	1.08%	611	1.19%	448	1.08%
Product charges (strategy fees)	(25)	(0.13)%	(19)	(0.13)%	(70)	(0.14)%	(53)	(0.13)%
Reinsurance embedded derivative impacts	29	0.14%	9	0.06%	35	0.07%	27	0.06%
Change in fair value of embedded derivatives – FIAs	(545)	(2.74)%	(464)	(3.25)%	(580)	(1.13)%	(1,397)	(3.32)%
Negative VOBA amortization	5	0.03%	8	0.06%	22	0.04%	30	0.07%
Unit-linked change in reserves	—	—%	—	—%	—	—%	(17)	(0.04)%
Other changes in interest sensitive contract liabilities	3	0.02%	—	—%	3	0.01%	—	—%
Total adjustments to arrive at cost of crediting on deferred annuities	(346)	(1.74)%	(353)	(2.47)%	(104)	(0.20)%	(1,071)	(2.54)%
Retirement Services cost of crediting on deferred annuities	$395	1.98%	$268	1.88%	$988	1.93%	$795	1.89%

Average account value	$79,673		$57,050		$68,421		$56,102

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
GAAP benefits and expenses	$1,882	$1,179	$4,033	$3,818
Premiums	(531)	(72)	(1,535)	(503)
Product charges	(119)	(86)	(321)	(252)
Other revenues	(10)	(8)	(22)	(24)
Cost of crediting	(135)	(105)	(342)	(321)
Change in fair value of embedded derivatives - FIA, net of offsets	(764)	(496)	(919)	(1,501)
DAC, DSI and VOBA amortization related to investment gains and losses	26	(16)	72	(51)
Rider reserves related to investment gains and losses	1	(4)	8	(9)
Policy and other operating expenses, excluding policy acquisition expenses	(98)	(101)	(291)	(305)
VIE operating expenses	—	—	(1)	—
AmerUs closed block fair value liability	8	(4)	98	(49)
Other	1	(14)	8	(78)
Total adjustments to arrive at other liability costs	(1,621)	(906)	(3,245)	(3,093)
Other liability costs	$261	$273	$788	$725

Retirement Services	$261	$228	$788	$632
Corporate and Other	—	45	—	93
Consolidated other liability costs	$261	$273	$788	$725

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017
Policy and other operating expenses	$158	$158	$453	$479
Interest expense	(15)	(2)	(44)	(10)
Policy acquisition expenses, net of deferrals	(60)	(58)	(162)	(174)
Integration, restructuring and other non-operating expenses	(2)	(14)	(18)	(34)
Stock compensation expenses	(3)	(7)	(8)	(30)
Total adjustments to arrive at operating expenses	(80)	(81)	(232)	(248)
Operating expenses	$78	$77	$221	$231

Retirement Services	$63	$51	$177	$157
Corporate and Other	15	26	44	74
Consolidated operating expenses	$78	$77	$221	$231

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	September 30, 2018	December 31, 2017
Total investments, including related parties	$101,384	$84,367
Derivative assets	(2,515)	(2,551)
Cash and cash equivalents (including restricted cash)	3,941	4,993
Accrued investment income	686	652
Payables for collateral on derivatives	(2,315)	(2,323)
Reinsurance funds withheld and modified coinsurance	(123)	(579)
VIE and VOE assets, liabilities and noncontrolling interest	835	862
AFS unrealized (gains) losses	(186)	(2,794)
Ceded policy loans	(299)	(296)
Net investment receivables (payables)	(788)	(33)
Total adjustments to arrive at invested assets	(764)	(2,069)
Total invested assets	$100,620	$82,298

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	September 30, 2018	December 31, 2017
Investment funds, including related parties and VIEs	$3,390	$2,580
CLO equities included in trading securities	139	182
Financial Credit Investment special-purpose vehicle included in trading securities related party	—	287
Investment funds within funds withheld at interest	505	416
Royalties, other assets included in other investments and other assets	72	76
Net assets of the VIE, excluding investment funds	188	288
Unrealized (gain) loss and other adjustments	(271)	—
Total adjustments to arrive at alternative investments	633	1,249
Alternative investments	$4,023	$3,829

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	September 30, 2018	December 31, 2017
Total liabilities	$109,135	$90,539
Long-term debt	(991)	—
Derivative liabilities	(124)	(134)
Payables for collateral on derivatives	(2,315)	(2,323)
Funds withheld liability	(389)	(407)
Other liabilities	(1,380)	(1,222)
Liabilities of consolidated VIEs	(2)	(2)
Reinsurance ceded receivables	(5,201)	(4,972)
Policy loans ceded	(299)	(296)
Other	(12)	—
Total adjustments to arrive at reserve liabilities	(10,713)	(9,356)
Total reserve liabilities	$98,422	$81,183

Liquidity and Capital Resources

There are two forms of liquidity relevant to our business, funding liquidity and balance sheet liquidity. Funding liquidity relates to our ability to fund operations. Balance sheet liquidity relates to our ability to liquidate or rebalance our balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of September 30, 2018 was $50.8 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which is undrawn as of the date hereof and has a remaining term of approximately two years. On January 3, 2018, we filed a registration statement on Form S-3 ASR (Shelf Registration Statement), which, subject to market conditions and other factors, provides us with access to the capital markets and on January 12, 2018, we issued $1.0 billion of senior unsecured notes under our Shelf Registration Statement. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

•	we hold enough cash, cash equivalents and other discounted liquid limit assets to cover 12 months of AHL’s and Athene USA’s projected obligations, including debt servicing costs

▪	minimum of 50% of expenses and 100% of debt servicing to be held in cash and cash equivalents at AHL operating accounts

▪	minimum of 50% of any required AHL – Athene USA inter-company loan commitments to be held in cash and cash equivalents by AHL

▪	dividends from ALRe sufficient to support the ongoing operations of AHL must be available under moderate and substantial stress scenarios

▪
for purposes of administering this test, liquid limit assets are discounted by 25% and include public corporate bonds rated A- or above, liquid ABS (defined as prime auto, auto floorplan, Tier 1 subprime auto, auto lease, prime credit cards, equipment lease or utility stranded assets); RMBS with weighted average lives less than three years rated A- or above and CMBS with weighted average lives less than three years rated AAA- or above

•
we seek to maintain sufficient capital and surplus at ALRe to meet the following collateral and capital maintenance calls under a substantial stress event, such as the failure of a major financial institution (Lehman event):

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and market value adjustments (MVA), which are intended to protect us from early withdrawals. As of September 30, 2018 and December 31, 2017, approximately 81% and 86% , respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2018 and December 31, 2017, approximately 67% and 72%, respectively of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, PRT obligations and payout annuities are generally non-surrenderable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2018	2017
Net income	$1,172	$984
Payment at inception of reinsurance agreements, net	(394)	—
Non-cash revenues and expenses	457	358
Net cash provided by operating activities	1,235	1,342

Sales, maturities and repayment of investments	12,825	12,724
Purchases and acquisitions of investments	(18,920)	(17,518)
Other investing activities	(51)	335
Net cash used in investing activities	(6,146)	(4,459)

Deposits on investment-type policies and contracts	7,011	7,521
Withdrawals on investment-type policies and contracts	(4,254)	(3,701)
Net change in cash collateral posted for derivative transactions	(8)	513
Net proceeds and repayment of debt	998	—
Other financing activities	110	(54)
Net cash provided by financing activities	3,857	4,279
Effect of exchange rate changes on cash and cash equivalents	—	30
Net (decrease) increase in cash and cash equivalents[1]	$(1,054)	$1,192

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.2 billion and $1.3 billion for the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash provided by operating activities was primarily driven by the ceding commission related to the Voya reinsurance transaction, higher tax refunds in 2017 and higher commissions due to strong retail sales, partially offset by an increase in net investment income reflecting an increase in our investment portfolio and an increase in PRT premiums.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $6.1 billion and $4.5 billion for the nine months ended September 30, 2018 and 2017, respectively. The change in cash used in investing activities was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows, the investment of proceeds from our debt issuance, the deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries and the reinvestment of earnings.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments of borrowing activities. Our financing activities provided cash flows totaling $3.9 billion and $4.3 billion for the nine months ended September 30, 2018 and 2017, respectively. The change in cash provided from financing activities was primarily attributed to the change in cash collateral posted for derivative transactions and lower funding agreement issuances in 2018, partially offset by proceeds from the issuance of debt.

Holding Company Liquidity

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including day-to-day operations, debt servicing and strategic transactions, such as acquisitions. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Subject to these limitations and prior notification to the appropriate regulatory agency, the U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and the approval of the appropriate regulator is required prior to payment. In addition, dividends from U.S. insurance subsidiaries to ALRe would result in a 30% withholding tax. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to ALRe.

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

The maximum distribution permitted by law or contract is not necessarily indicative of our actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the potential imposition of withholding tax and the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best and Fitch, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

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

Shelf Registration

On January 3, 2018, we filed our Shelf Registration Statement with the United States Securities and Exchange Commission (SEC), which became effective upon filing. Under our Shelf Registration Statement, subject to market conditions we have the ability to issue, in indeterminate amounts, debt securities, preferred shares, depositary shares, Class A common shares, warrants and units. On January 12, 2018, we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028 under our Shelf Registration Statement.

Membership in Federal Home Loan Bank

We are a member of the FHLB of Des Moines (FHLBDM) and the FHLB of Indianapolis (FHLBI). Membership in a FHLB requires the member to purchase FHLB common stock based on a percentage of the dollar amount of advances outstanding, subject to the investment being greater than or equal to a minimum level. We owned a total of $43 million and $36 million of FHLB common stock as of September 30, 2018 and December 31, 2017, respectively.

Through our membership in the FHLBDM and FHLBI, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of September 30, 2018 or December 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2018 and December 31, 2017, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $701 million and $573 million, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets, dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2018, the total maximum borrowings under the FHLBDM facility were limited to $16.8 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that, as of September 30, 2018, we had the ability to draw up to a total of approximately $1.5 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Capital Resources

As of December 31, 2017 and 2016, our U.S. insurance companies’ total adjusted capital (TAC), as defined by the NAIC, was $1.9 billion and $1.8 billion, respectively, and our ALRe statutory capital, as defined by the BMA, was $7.0 billion and $6.1 billion, respectively. As of December 31, 2017 and 2016, our U.S. RBC ratio was 490% and 478%, respectively, and our Bermuda Solvency Capital Requirement (BSCR) ratio was 354% and 228%, respectively, all above our internal targets. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards and above our internal targets as of September 30, 2018, December 31, 2017 and 2016, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency (MMS) and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The ALRe EBS capital and surplus was $7.7 billion and $4.4 billion resulting in a BSCR ratio of 354% and 228% as of December 31, 2017 and 2016, respectively. The minimum capital requirement ratio to be considered solvent by the BMA is 100%. As of September 30, 2018, December 31, 2017 and 2016, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our ALRe capital by applying the NAIC RBC factors. As of December 31, 2017 and 2016, our ALRe RBC ratio was 562% and 529%, respectively, both above our internal targets. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position, provides us the opportunity to take advantage of market dislocations as they arise. Changes in U.S. tax rates under the Tax Act will impact our RBC ratios beginning December 31, 2018. See Industry Trends and Competition – Regulatory Developments for further discussion.

Balance Sheet and Other Arrangements

Contractual Obligations

The following table summarizes estimated future payments on our contractual obligations as of September 30, 2018:

	Payments Due by Period
(In millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Interest sensitive contract liabilities	$88,903	$7,256	$15,643	$16,762	$49,242
Future policy benefits	14,771	197	431	467	13,676
Other policy claims and benefits	140	140	—	—	—
Dividends payable to policyholders	120	5	10	10	95
Long-term debt[1]	1,413	21	83	83	1,226
Total	$105,347	$7,619	$16,167	$17,322	$64,239

[1] The obligations for long-term debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreement, as described in Note 8 – Debt to the condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off Balance Sheet Arrangements

Collateral for Derivatives

We enter into derivatives for risk management purposes. We hold non-cash collateral from counterparties for our derivatives, which has not been recorded on our consolidated balance sheets. These amounts were $128 million and $221 million as of September 30, 2018 and December 31, 2017, respectively.

Collateral for Reinsurance

We hold collateral for and provide collateral to counterparties for our reinsurance agreements. We held $765 million and $259 million as of September 30, 2018 and December 31, 2017, respectively, of collateral on behalf of our reinsurers.

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

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report; however, due to the significance of the Voya reinsurance transactions, the following updates and replaces the corresponding tables provided in the 2017 Annual Report:

Future Policy Benefits—Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

As of September 30, 2018, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $3.3 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	September 30, 2018
+10% assessments	$(97)
–10% assessments	108
+100 bps discount rate	99
–100 bps discount rate	(113)
1% lower annual equity growth	44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Derivatives—Valuation of Embedded Derivatives on FIAs

As of September 30, 2018, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $8.7 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	September 30, 2018
+100 bps discount rate	$(690)
–100 bps discount rate	792

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired—As of September 30, 2018, DAC, DSI and VOBA totaled $5.0 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	September 30, 2018
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$41	$18	$47	$106
–10% estimated future gross profits	(47)	(20)	(52)	(119)
+100 bps discount rate	(88)	(35)	(41)	(164)
–100 bps discount rate	90	42	46	178

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

There have been no material changes to our market risk exposures from those previously disclosed in the 2017 Annual Report, except as described below. The following updates and replaces the information provided in the 2017 Annual Report under the similarly titled headings:

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets, liabilities and derivatives using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2018, the estimated point-in-time impact to our pre-tax consolidated statements of income would have been a decrease of $163 million as of September 30, 2018. If there were a similar parallel increase in interest rates from levels as of December 31, 2017, the estimated point-in-time impact to our pre-tax consolidated statements of income would have been an increase of $18 million as of December 31, 2017. The decrease compared to December 31, 2017 was driven by the Voya reinsurance transactions on June 1, 2018, which substantially increased our exposure to reinsurance unrealized gains and losses that are included in our pre-tax income. An immediate, parallel decline in interest rates of 25 basis points is estimated to increase our pre-tax consolidated statements of income as of September 30, 2018 and December 31, 2017 by similar amounts to the decreases shown above.

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

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, during the three months ended March 31, 2018, we restructured our affiliated modco arrangements to ensure that they would not be subject to the BEAT in the event that we do not receive guidance that the BEAT applies on a net basis, and during the three months ended September 30, 2018, we implemented additional reinsurance arrangements common in the insurance industry to further mitigate the potential effect on our results of operations should the BEAT apply on a gross basis. We have made estimates regarding the effective and overall tax rates we expect to experience as a result of undertaking these actions. The determination of each such figure, or range of figures, involves numerous estimates and assumptions regarding the efficacy of such actions in bringing about the desired outcomes and the magnitude of such outcomes to be experienced. Such estimates and assumptions may prove incorrect. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future effective and overall tax rates may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

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

The following updates and replaces the similarly named risk factor included in our 2017 Annual Report:
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
IMA Termination Rights
Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and AAM, on the other hand, before any annual anniversary of October 31 (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) written notice to AAM of such termination at least 30 days’ prior to an IMA Termination Election Date. If our Independent Directors make any such election to terminate and notice of such termination is delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) our Independent Directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM, or (ii) the fees being charged by AAM are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM and AAM will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by AAM are unfair and excessive, AAM has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with AAM as a result of either (i) a material violation of law relating to AAM’s investment management business, or (ii) AAM’s gross negligence, willful misconduct or reckless disregard of AAM’s obligations under the relevant agreement, and in either case the delivery of written notice at least 30 days’ prior to such termination and such termination will be effective at the end of such 30-day period (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws, an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position).
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

On September 20, 2018, we entered into a letter agreement (Letter Agreement) with AAM. In the Letter Agreement, (1) we confirmed that AHL’s Board of Directors approved, and recommended that AHL’s shareholders approve, the amendment and restatement of our bye-laws (Existing Bye-Laws) in substantially the form attached as an exhibit to the Letter Agreement (Proposed Bye-Laws) and (2) we agreed that we will seek the approval of AHL’s shareholders of the amendment and restatement of our bye-laws in substantially such form at the next annual general meeting of AHL’s shareholders.
The Proposed Bye-Laws, if adopted as our bye-laws, will amend the IMA Termination Election Date (as defined in the Existing Bye-Laws) to be the fourth anniversary of the date on which the Proposed Bye-Laws are adopted as our bye-laws and each two-year anniversary thereafter. The Proposed Bye-Laws, if adopted as our bye-laws, will continue to permit us to terminate the IMA, or any New IMA (as each such term is defined in the Existing Bye-Laws), for cause.
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

Certain of our reinsurance agreements require our U.S. subsidiaries to pay or accrue substantial amounts to our non-U.S. reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” However, it is not clear whether any amounts paid or accrued by our non-U.S. reinsurance subsidiaries to our U.S. subsidiaries under these reinsurance agreements would be netted against these amounts for purposes of calculating the “base erosion payments” and “base erosion tax benefits.” Accordingly, the BEAT could significantly increase the tax liability of our U.S. subsidiaries and have a material adverse effect on our results of operations.

In light of the possibility of material additional tax cost to our U.S. subsidiaries due to the lack of clear guidance regarding the application of the BEAT, during the three months ended March 31, 2018, we restructured our affiliated modco arrangements to ensure that they would not be subject to the BEAT in the event that we do not receive guidance that BEAT applies on a net basis, and during the three months ended September 30, 2018, we implemented additional reinsurance arrangements common in the insurance industry to further mitigate the potential effect on our results of operations should the BEAT apply on a gross basis. Our efforts may not succeed. Additionally, when the uncertainty regarding the BEAT is resolved, our actions may, in hindsight, prove to have been unnecessary and inefficient.

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

Actions that we have taken to mitigate the impact of the BEAT in light of the uncertainties described above may have adverse tax consequences to our business, such as subjecting profit from our affiliate reinsurance to a layer of withholding tax up to 30%, which would not have been payable under our previous structure. In addition, it is possible that we will be required to take further action before the uncertainty regarding the BEAT is resolved, and accordingly any further action we take may, in hindsight, prove to have been unnecessary, inefficient, ineffective or counterproductive.

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

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries has been significantly altered by the enactment of the Tax Act. See Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition–Regulatory Developments. In particular, the Tax Act:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended September 30, 2018 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share[1]	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
July 1 – July 31, 2018	259	$44.19	—	$—
August 1 – August 31, 2018	287	$49.98	—	$—
September 1 – September 30, 2018	—	$—	—	$—

[1] Purchases relate to shares withheld (under the terms of employee stock compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying restricted stock awards or units or upon the exercise of stock options.

2 As of September 30, 2018, our Board of Directors had not authorized any purchases of common stock in connection with a publicly announced plan or program.

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

ATHENE HOLDING LTD.

Date: November 1, 2018	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)