Form 10-Q
period 2019-03-31
Athene Holding Ltd
filed 2019-05-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of each exchange on which registered
	Class A common shares	ATH	New York Stock Exchange

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of each class of our common stock outstanding is set forth in the table below, as of April 5, 2019:

	Class A common shares	161,698,498	Class M-2 common shares	841,011
	Class B common shares	25,433,465	Class M-3 common shares	1,001,110
	Class M-1 common shares	3,339,890	Class M-4 common shares	4,074,026

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

As used in this Quarterly Report on Form 10-Q (report), unless the context otherwise indicates, any reference to “Athene,” “our Company,” “the Company,” “us,” “we” and “our” refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to “AHL” refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (Securities Act), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “seek,” “assume,” “believe,” “may,” “will,” “should,” “could,” “would,” “likely” and other words and terms of similar meaning, including the negative of these or similar words and terms, in connection with any discussion of the timing or nature of future operating or financial performance or other events. However, not all forward-looking statements contain these identifying words. Forward-looking statements appear in a number of places throughout and give our current expectations and projections relating to our business, financial condition, results of operations, plans, strategies, objectives, future performance and other matters.

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity and cash flows may differ materially from those made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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

•	AHL or any of its non-United States (U.S.) subsidiaries becoming subject to U.S. federal income taxation;

•	adverse changes in U.S. tax law;

•	our being subject to U.S. withholding tax under the Foreign Account Tax Compliance Act (FATCA);

•	our potential inability to pay dividends or distributions; and

•	other risks and factors discussed elsewhere in this report, Part I—Item 1A. Risk Factors included in our 2018 Annual Report and those discussed elsewhere in our 2018 Annual Report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management LLC
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd.
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, LLC
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, LLC, together with its subsidiaries
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

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd., formerly known as AGER Bermuda Holding Ltd.
BMA	Bermuda Monetary Authority
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Limited
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
Voya	Voya Financial, Inc.
VIAC	Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the NAIC risk-based capital factors.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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
Cost of crediting
The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods

Cost of funds
Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average invested assets for the relevant period. Presented on an annualized basis for interim periods.

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

Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments
MMS	Minimum margin of solvency
Modco	Modified coinsurance

Term or Acronym	Definition
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2019	December 31, 2018
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2019 – $63,440 and 2018 – $60,025)	$64,655	$59,265
Trading securities, at fair value	2,256	1,949
Equity securities, at fair value	252	216
Mortgage loans, net of allowances (portion at fair value: 2019 – $32 and 2018 – $32)	11,042	10,340
Investment funds (portion at fair value: 2019 – $159 and 2018 – $182)	683	703
Policy loans	487	488
Funds withheld at interest (portion at fair value: 2019 – $446 and 2018 – $57)	15,241	15,023
Derivative assets	1,920	1,043
Short-term investments, at fair value	155	191
Other investments (portion at fair value: 2019 – $52 and 2018 – $52)	121	122
Total investments	96,812	89,340
Cash and cash equivalents	3,021	2,911
Restricted cash	497	492
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2019 – $1,696 and 2018 – $1,462)	1,684	1,437
Trading securities, at fair value	239	249
Equity securities, at fair value	301	120
Mortgage loans	291	291
Investment funds (portion at fair value: 2019 – $232 and 2018 – $201)	2,290	2,232
Funds withheld at interest (portion at fair value: 2019 – $214 and 2018 – $(110))	13,683	13,577
Other investments	387	386
Accrued investment income (related party: 2019 – $22 and 2018 – $25)	751	682
Reinsurance recoverable (related party: 2019 – $334 and 2018 – $344; portion at fair value: 2019 – $1,737 and 2018 – $1,676)	5,647	5,534
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,619	5,907
Other assets (related party: 2019 – $4 and 2018 – $357)	962	1,635
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value – related party	34	35
Equity securities, at fair value – related party	6	50
Investment funds (related party: 2019 – $580 and 2018 – $583; portion at fair value: 2019 – $564 and 2018 – $567)	619	624
Cash and cash equivalents	2	2
Other assets	12	1
Total assets	$132,857	$125,505
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	March 31, 2019	December 31, 2018
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2019 – $16,533 and 2018 – $16,850; portion at fair value: 2019 – $10,085 and 2018 – $8,901)	$98,452	$96,610
Future policy benefits (related party: 2019 – $1,347 and 2018 – $1,259; portion at fair value: 2019 – $2,226 and 2018 – $2,173)	19,016	16,704
Other policy claims and benefits (related party: 2019 – $15 and 2018 – $10)	162	142
Dividends payable to policyholders	118	118
Long-term debt	991	991
Derivative liabilities	85	85
Payables for collateral on derivatives	1,781	969
Funds withheld liability (related party: 2019 – $327 and 2018 – $337; portion at fair value: 2019 – $12 and 2018 – $(1))	724	721
Other liabilities (related party: 2019 – $51 and 2018 – $59)	1,410	888
Liabilities of consolidated variable interest entities	1	1
Total liabilities	122,740	117,229
Commitments and Contingencies (Note 9)
Equity
Common stock
Class A – par value $0.001 per share; authorized: 2019 and 2018 – 425.0 shares; issued and outstanding: 2019 – 161.5 and 2018 – 162.4 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 325.0 shares; issued and outstanding: 2019 – 25.4 and 2018 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.1 shares; issued and outstanding: 2019 – 3.4 and 2018 – 3.4 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 5.0 shares; issued and outstanding: 2019 – 0.8 and 2018 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 1.0 and 2018 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 4.1 and 2018 – 4.1 shares	—	—
Additional paid-in capital	3,448	3,462
Retained earnings	5,963	5,286
Accumulated other comprehensive income (loss) (related party: 2019 – $(12) and 2018 – $(25))	706	(472)
Total shareholders’ equity	10,117	8,276
Total liabilities and equity	$132,857	$125,505
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In millions, except per share data)	2019	2018
Revenues
Premiums (related party: 2019 – $66 and 2018 – $0)	$1,966	$278
Product charges (related party: 2019 – $14 and 2018 – $0)	125	96
Net investment income (related party investment income: 2019 – $183 and 2018 – $76; and related party investment expense: 2019 – $92 and 2018 – $83)	1,066	855
Investment related gains (losses) (related party: 2019 – $317 and 2018 – $17)	1,772	(236)
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(2)	(3)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	1	—
Net other-than-temporary impairment losses	(1)	(3)
Other revenues	12	6
Revenues of consolidated variable interest entities
Net investment income (related party: 2019 – $16 and 2018 – $10)	16	10
Investment related gains (losses) (related party: 2019 – $4 and 2018 – $5)	5	5
Total revenues	4,961	1,011
Benefits and expenses
Interest sensitive contract benefits (related party: 2019 – $183 and 2018 – $0)	1,516	31
Amortization of deferred sales inducements	5	20
Future policy and other policy benefits (related party: 2019 – $106 and 2018 – $0)	2,295	401
Amortization of deferred acquisition costs and value of business acquired	231	82
Dividends to policyholders	9	13
Policy and other operating expenses (related party: 2019 – $8 and 2018 – $2)	165	142
Total benefits and expenses	4,221	689
Income before income taxes	740	322
Income tax expense	32	45
Net income	$708	$277

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4	$3.65	$1.40
Diluted – Class A	3.64	1.40
Diluted – Class B	3.65	1.40
Diluted – Class M-1	3.65	1.40
Diluted – Class M-2	3.65	1.39
Diluted – Class M-3	3.65	1.38
Diluted – Class M-4	3.15	0.97

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2019	2018
Net income	$708	$277
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,478	(891)
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	(1)	—
Unrealized gains (losses) on hedging instruments	(8)	(56)
Pension adjustments	(1)	3
Foreign currency translation adjustments	1	(8)
Other comprehensive income (loss), before tax	1,469	(952)
Income tax expense (benefit) related to other comprehensive income (loss)	291	(179)
Other comprehensive income (loss)	1,178	(773)
Comprehensive income (loss)	$1,886	$(496)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

(In millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2017	$—	$3,472	$4,255	$1,449	$9,176
Adoption of accounting standards	—	—	39	(42)	(3)
Net income	—	—	277	—	277
Other comprehensive loss	—	—	—	(773)	(773)
Issuance of shares, net of expenses	—	1	—	—	1
Stock-based compensation	—	12	—	—	12
Retirement or repurchase of shares	—	—	(3)	—	(3)
Balance at March 31, 2018	$—	$3,485	$4,568	$634	$8,687

Balance at December 31, 2018	$—	$3,462	$5,286	$(472)	$8,276
Net income	—	—	708	—	708
Other comprehensive income	—	—	—	1,178	1,178
Issuance of shares, net of expenses	—	1	—	—	1
Stock-based compensation	—	5	—	—	5
Retirement or repurchase of shares	—	(20)	(31)	—	(51)
Balance at March 31, 2019	$—	$3,448	$5,963	$706	$10,117

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$708	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	231	82
Amortization of deferred sales inducements	5	20
Accretion of net investment premiums, discounts and other	(33)	(45)
Net investment (income) loss (related party: 2019 – $18 and 2018 – $(43))	25	(29)
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $0 and 2018 – $(24))	(944)	209
Policy acquisition costs deferred	(173)	(122)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2019 – $3 and 2018 – $0)	(69)	(27)
Interest sensitive contract liabilities (related party: 2019 – $167 and 2018 – $0)	1,403	(189)
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2019 – $95 and 2018 – $0)	653	333
Funds withheld assets and liabilities (related party: 2019 – $(500) and 2018 – $0)	(1,011)	(7)
Other assets and liabilities	220	77
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(5) and 2018 – $(6))	(6)	(6)
Net cash provided by operating activities	1,009	573
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2019 – $50 and 2018 – $57)	2,231	3,017
Trading securities (related party: 2019 – $0 and 2018 – $1)	31	24
Equity securities	10	2
Mortgage loans	354	396
Investment funds (related party: 2019 – $87 and 2018 – $52)	131	83
Derivative instruments and other invested assets	256	551
Short-term investments	104	103
Purchases of:
Available-for-sale securities (related party: 2019 – $(280) and 2018 – $(158))	(4,470)	(5,907)
Trading securities (related party: 2019 – $(3) and 2018 – $0)	(284)	(25)
Equity securities (related party: 2019 – $(177) and 2018 – $0)	(205)	(9)
Mortgage loans	(1,049)	(463)
Investment funds (related party: 2019 – $(152) and 2018 – $(182))	(185)	(213)
Derivative instruments and other invested assets	(287)	(224)
Short-term investments (related party: 2019 – $0 and 2018 – $(72))	(67)	(209)
Consolidated variable interest entities related:
Sales, maturities and repayments of investments (related party: 2019 – $51 and 2018 – $59)	53	59
Deconsolidation of Athora Holding Ltd.	—	(296)
Other investing activities, net	601	227
Net cash used in investing activities	(2,776)	(2,884)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2019	2018
Cash flows from financing activities
Proceeds from long-term debt	$—	$998
Deposits on investment-type policies and contracts (related party: 2019 – $101 and 2018 – $0)	2,793	1,774
Withdrawals on investment-type policies and contracts (related party: 2019 – $(106) and 2018 – $0)	(1,638)	(1,474)
Payments for coinsurance agreements on investment-type contracts, net	(25)	(10)
Net change in cash collateral posted for derivative transactions	812	(1,178)
Repurchase of common stock	(51)	(3)
Other financing activities, net	(9)	32
Net cash provided by financing activities	1,882	139
Net increase (decrease) in cash and cash equivalents	115	(2,172)
Cash and cash equivalents at beginning of year[1]	3,405	4,997
Cash and cash equivalents at end of period[1]	$3,520	$2,825

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $45 and 2018 – $0)	$208	$108
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $429 and 2018 – $0)	888	91
Investments received from settlements on reinsurance agreements	12	—
Investments received from pension risk transfer premiums	1,363	—
Investment in Athora Holding Ltd. received upon deconsolidation	—	108

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated variable interest entities.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading retirement services company that issues, reinsures and acquires retirement savings products in all United States (U.S.) states and the District of Columbia.

We conduct business primarily through the following consolidated subsidiaries:

•
Our non-U.S. reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company; and

•	Athene USA Corporation, an Iowa corporation (together with its subsidiaries, Athene USA).

In addition, we consolidate certain variable interest entities (VIEs), for which we determined we are the primary beneficiary.

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

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Adopted Accounting Pronouncements

Leases (ASU 2019-01, ASU 2018-20, ASU 2018-11, ASU 2018-10, ASU 2018-01, ASU 2017-13 and ASU 2016-02)
These updates increase transparency and comparability for lease transactions. ASU 2016-02 requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with an original term longer than twelve months and disclose key information about leasing arrangements. Lessor accounting is largely unchanged.

ASU 2016-02 requires the adoption on a modified retrospective basis. However, ASU 2018-11 provides the option to recognize the cumulative effect as an adjustment to the opening balance of retained earnings in the year of adoption, while continuing to present all prior periods under the previous lease guidance. These updates also provide optional practical expedients in transition.

We adopted these updates effective January 1, 2019 by recording a lease liability and right-of-use asset related to office space, copiers, reserved areas and equipment at data centers, and other agreements. We will continue to present all prior periods under the previous lease guidance. We elected the “package of practical expedients,” which permits us to maintain our prior conclusions about lease identification, classification and initial direct costs. We also elected the short-term lease exception, which allows us to exclude contracts with a lease term of 12 months or less, including any reasonably certain renewal options, from consideration under the new guidance. This update did not have a material effect on our consolidated financial statements.

Derivatives and Hedging (ASU 2018-16)
The amendments in this update allow entities to use the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the previously acceptable rates. We adopted this update prospectively for qualifying new or redesignated hedging relationships entered into on or after January 1, 2019. This update did not have an effect on our consolidated financial statements.

Stock Compensation – Nonemployee Share-Based Payments (ASU 2018-07)
The amendments in this update simplify the accounting for share-based payments to nonemployees by aligning with the accounting for share-based payments to employees, with certain exceptions. We adopted this update on a modified retrospective basis effective January 1, 2019. This update did not have a material effect on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Financial Instruments – Credit Losses (ASU 2019-04, ASU 2018-19 and ASU 2016-13)
This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of credit-deteriorated securities will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, any changes in the expected cash flows of credit-deteriorated securities will be recognized immediately in the income statement. Available-for-sale (AFS) securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2020. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes related party investments that are primarily a result of investments over which Apollo Global Management, LLC (AGM and, together with its subsidiaries, Apollo) can exercise significant influence. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, gross unrealized gains and losses, fair value and other than temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) of our AFS investments by asset type:

	March 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$48	$2	$—	$50	$—
U.S. state, municipal and political subdivisions	1,209	161	(5)	1,365	—
Foreign governments	262	9	—	271	—
Corporate	40,727	1,218	(534)	41,411	—
CLO	6,320	6	(184)	6,142	—
ABS	5,023	85	(33)	5,075	1
CMBS	2,394	50	(20)	2,424	7
RMBS	7,457	480	(20)	7,917	12
Total AFS securities	63,440	2,011	(796)	64,655	20
AFS securities – related party
Corporate	3	—	—	3	—
CLO	654	—	(16)	638	—
ABS	1,039	11	(7)	1,043	—
Total AFS securities – related party	1,696	11	(23)	1,684	—
Total AFS securities including related party	$65,136	$2,022	$(819)	$66,339	$20

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$57	$—	$—	$57	$—
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	—
Foreign governments	162	2	(3)	161	—
Corporate	38,018	394	(1,315)	37,097	1
CLO	5,658	2	(299)	5,361	—
ABS	4,915	53	(48)	4,920	—
CMBS	2,390	27	(60)	2,357	7
RMBS	7,642	413	(36)	8,019	11
Total AFS securities	60,025	1,008	(1,768)	59,265	19
AFS securities – related party
CLO	587	—	(25)	562	—
ABS	875	4	(4)	875	—
Total AFS securities – related party	1,462	4	(29)	1,437	—
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	$19

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	March 31, 2019
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,081	$1,082
Due after one year through five years	8,855	8,988
Due after five years through ten years	11,209	11,339
Due after ten years	21,101	21,688
CLO, ABS, CMBS and RMBS	21,194	21,558
Total AFS securities	63,440	64,655
AFS securities – related party
Due after five years through ten years	3	3
CLO and ABS	1,693	1,681
Total AFS securities – related party	1,696	1,684
Total AFS securities including related party	$65,136	$66,339

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	March 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$2	$—	$7	$—	$9	$—
U.S. state, municipal and political subdivisions	19	—	75	(5)	94	(5)
Foreign governments	8	—	19	—	27	—
Corporate	4,840	(141)	8,191	(393)	13,031	(534)
CLO	4,782	(179)	161	(5)	4,943	(184)
ABS	719	(10)	562	(23)	1,281	(33)
CMBS	439	(8)	463	(12)	902	(20)
RMBS	942	(16)	138	(4)	1,080	(20)
Total AFS securities	11,751	(354)	9,616	(442)	21,367	(796)
AFS securities – related party
Corporate	—	—	3	—	3	—
CLO	553	(16)	—	—	553	(16)
ABS	324	(6)	72	(1)	396	(7)
Total AFS securities – related party	877	(22)	75	(1)	952	(23)
Total AFS securities including related party	$12,628	$(376)	$9,691	$(443)	$22,319	$(819)

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$32	$—	$2	$—	$34	$—
U.S. state, municipal and political subdivisions	139	(2)	82	(5)	221	(7)
Foreign governments	97	(2)	15	(1)	112	(3)
Corporate	20,213	(942)	4,118	(373)	24,331	(1,315)
CLO	5,054	(297)	90	(2)	5,144	(299)
ABS	1,336	(23)	506	(25)	1,842	(48)
CMBS	932	(27)	497	(33)	1,429	(60)
RMBS	1,417	(31)	140	(5)	1,557	(36)
Total AFS securities	29,220	(1,324)	5,450	(444)	34,670	(1,768)
AFS securities – related party
CLO	534	(25)	—	—	534	(25)
ABS	306	(2)	116	(2)	422	(4)
Total AFS securities – related party	840	(27)	116	(2)	956	(29)
Total AFS securities including related party	$30,060	$(1,351)	$5,566	$(446)	$35,626	$(1,797)

As of March 31, 2019, we held 2,638 AFS securities that were in an unrealized loss position. Of this total, 1,377 were in an unrealized loss position 12 months or more. As of March 31, 2019, we held 38 related party AFS securities that were in an unrealized loss position. Of this total, six were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other-Than-Temporary Impairments—For the three months ended March 31, 2019, we incurred $1 million of net OTTI, none of which related to intent-to-sell impairments. The net OTTI of $1 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Three months ended March 31,
(In millions)	2019	2018
Beginning balance	$10	$14
Initial impairments – credit loss OTTI recognized on securities not previously impaired	—	1
Additional impairments – credit loss OTTI recognized on securities previously impaired	1	—
Reduction in impairments from securities sold, matured or repaid	—	(8)
Ending balance	$11	$7

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2019	2018
AFS securities	$753	$668
Trading securities	42	44
Equity securities	3	2
Mortgage loans	151	91
Investment funds	10	65
Funds withheld at interest	163	46
Other	39	23
Investment revenue	1,161	939
Investment expenses	(95)	(84)
Net investment income	$1,066	$855

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2019	2018
AFS securities
Gross realized gains on investment activity	$17	$21
Gross realized losses on investment activity	(13)	(6)
Net realized investment gains on AFS securities	4	15
Net recognized investment gains (losses) on trading securities	49	(89)
Net recognized investment gains on equity securities	18	1
Derivative gains (losses)	1,692	(184)
Other gains	9	21
Investment related gains (losses)	$1,772	$(236)

Proceeds from sales of AFS securities were $1,253 million and $1,547 million for the three months ended March 31, 2019 and 2018, respectively. Proceeds from sales of AFS securities for the three months ended March 31, 2018 have been revised for immaterial misstatements to be comparable to current year balances.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party and consolidated VIEs, we still held as of the respective period end:

	Three months ended March 31,
(In millions)	2019	2018
Trading securities	$71	$(69)
Trading securities – related party	(3)	(2)
VIE trading securities – related party	1	—
Equity securities	18	—
Equity securities – related party	3	—
VIE equity securities – related party	—	25

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Contractually required payments receivable	$7,931	$8,179	$2,870	$2,675
Less: Cash flows expected to be collected[1]	(6,968)	(7,195)	(2,829)	(2,628)
Non-accretable difference	$963	$984	$41	$47

Cash flows expected to be collected[1]	$6,968	$7,195	$2,829	$2,628
Less: Amortized cost	(5,392)	(5,518)	(2,117)	(1,931)
Accretable difference	$1,576	$1,677	$712	$697

Fair value	$5,774	$5,828	$2,138	$1,933
Outstanding balance	6,619	6,773	2,395	2,210

[1] Represents the undiscounted principal and interest cash flows expected.

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	March 31, 2019
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required payments receivable	$66	$382
Cash flows expected to be collected	51	382
Fair value	44	292

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended March 31, 2019
(In millions)	Fixed maturity securities	Mortgage loans
Beginning balance at January 1	$1,677	$697
Purchases of PCI investments, net of sales	8	40
Accretion	(91)	(32)
Net reclassification from (to) non-accretable difference	(18)	7
Ending balance at March 31	$1,576	$712

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	March 31, 2019	December 31, 2018
Commercial mortgage loans	$7,693	$7,217
Commercial mortgage loans under development	86	80
Total commercial mortgage loans	7,779	7,297
Residential mortgage loans	3,554	3,334
Mortgage loans, net of allowances	$11,333	$10,631

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

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	March 31, 2019		December 31, 2018
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$2,527	32.4%	$2,221	30.5%
Retail	1,797	23.1%	1,660	22.7%
Hotels	1,040	13.4%	1,040	14.3%
Industrial	1,232	15.8%	1,196	16.4%
Apartment	899	11.6%	791	10.8%
Other commercial	284	3.7%	389	5.3%
Total commercial mortgage loans	$7,779	100.0%	$7,297	100.0%

U.S. Region
East North Central	$846	10.9%	$855	11.7%
East South Central	200	2.6%	295	4.0%
Middle Atlantic	1,434	18.4%	1,131	15.5%
Mountain	603	7.8%	616	8.4%
New England	373	4.8%	374	5.1%
Pacific	1,791	23.0%	1,540	21.1%
South Atlantic	1,518	19.5%	1,468	20.2%
West North Central	158	2.0%	173	2.4%
West South Central	856	11.0%	845	11.6%
Total U.S. Region	7,779	100.0%	7,297	100.0%
Total commercial mortgage loans	$7,779	100.0%	$7,297	100.0%

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties located in the U.S. and is summarized in the following table:

	March 31, 2019	December 31, 2018
California	33.7%	30.3%
Florida	15.7%	16.3%
New York	7.2%	7.7%
Texas	6.4%	3.3%
Other[1]	37.0%	42.4%
Total residential mortgage loan percentage	100.0%	100.0%

[1]Represents all other states, with each individual state comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of March 31, 2019 and December 31, 2018. We did not record any material activity in the valuation allowance during the three months ended March 31, 2019 or 2018.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of March 31, 2019 and December 31, 2018, $56 million and $48 million, respectively, of our residential mortgage loans were nonperforming.

Commercial mortgage loans – As of March 31, 2019 and December 31, 2018, none of our commercial loans were 30 days or more past due.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	March 31, 2019	December 31, 2018
Less than 50%	$2,060	$1,883
50% to 60%	1,986	1,988
61% to 70%	2,856	2,394
71% to 80%	702	898
81% to 100%	89	54
Commercial mortgage loans	$7,693	$7,217

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

(In millions)	March 31, 2019	December 31, 2018
Greater than 1.20x	$7,057	$6,576
1.00x – 1.20x	360	474
Less than 1.00x	276	167
Commercial mortgage loans	$7,693	$7,217

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate and other real assets, credit, equity, natural resources and hedge funds. Investment funds can meet the definition of VIEs. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related party and those owned by consolidated VIEs:

	March 31, 2019		December 31, 2018[1]
(In millions, except for percentages and years)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$224	32.8%	$215	30.6%
Credit funds	155	22.7%	172	24.5%
Private equity	239	35.0%	253	36.0%
Real assets	64	9.4%	56	7.9%
Natural resources	1	0.1%	4	0.6%
Other	—	—%	3	0.4%
Total investment funds	683	100.0%	703	100.0%
Investment funds – related parties
Differentiated investments
AmeriHome Mortgage Company, LLC (AmeriHome)[2]	436	19.0%	463	20.7%
Catalina Holdings Ltd. (Catalina)	232	10.1%	233	10.4%
Athora Holding Ltd. (Athora)[2]	124	5.4%	105	4.7%
Venerable Holdings, Inc. (Venerable)[2]	87	3.8%	92	4.1%
Other	171	7.5%	162	7.3%
Total differentiated investments	1,050	45.8%	1,055	47.2%
Real estate	498	21.8%	506	22.7%
Credit funds	340	14.8%	341	15.3%
Private equity	52	2.3%	18	0.8%
Real assets	144	6.3%	145	6.5%
Natural resources	123	5.4%	104	4.7%
Public equities	83	3.6%	63	2.8%
Total investment funds – related parties	2,290	100.0%	2,232	100.0%
Investment funds owned by consolidated VIEs
MidCap FinCo Limited (MidCap)[2]	550	88.8%	552	88.4%
Credit funds	1	0.2%	1	0.2%
Real estate	29	4.7%	30	4.8%
Real assets	39	6.3%	41	6.6%
Total investment funds owned by consolidated VIEs	619	100.0%	624	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$3,592		$3,559

[1] Certain reclassifications have been made to conform with current year presentation.
[2] See further discussions on AmeriHome, Athora, Venerable and MidCap in Note 8 – Related Parties.

The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	March 31, 2019	December 31, 2018
Ownership Percentage
100%	$15	$17
50% – 99%	1,017	1,044
3% – 49%	1,684	1,617
Equity method investment funds	$2,716	$2,678

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value by ownership percentage of investment funds where we elected the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

(In millions)	March 31, 2019	December 31, 2018
Ownership Percentage
3% – 49%	$699	$687
Less than 3%	177	194
Fair value option investment funds	$876	$881

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2019		December 31, 2018
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$683	$1,271	$703	$1,329
Investment in related parties – investment funds	2,290	4,301	2,232	4,331
Assets of consolidated VIEs – investment funds	619	722	624	727
Investment in fixed maturity securities	22,107	21,748	21,188	21,139
Investment in related parties – fixed maturity securities	1,920	2,010	1,686	1,788
Investment in related parties – equity securities	301	301	120	120
Total non-consolidated investments	$27,920	$30,353	$26,553	$29,434

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 4 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	2,275	$68	$49	2,041	$83	$55
Foreign currency forwards	154	2	—	85	—	1
Total derivatives designated as hedges		70	49		83	56
Derivatives not designated as hedges
Equity options	49,566	1,824	22	49,821	942	11
Futures	6	8	1	4	9	3
Total return swaps	60	4	—	62	—	3
Foreign currency swaps	38	3	1	38	3	2
Interest rate swaps	310	—	1	326	—	1
Credit default swaps	10	—	4	10	—	4
Foreign currency forwards	795	11	7	646	6	5
Embedded derivatives
Funds withheld including related party	—	660	12	—	(53)	(1)
Interest sensitive contract liabilities	—	—	9,106	—	—	7,969
Total derivatives not designated as hedges		2,510	9,154		907	7,997
Total derivatives		$2,580	$9,203		$990	$8,053
Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by July 2049. During the three months ended March 31, 2019 and 2018, we had foreign currency swap losses of $8 million and $56 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the three months ended March 31, 2019 and 2018. As of March 31, 2019, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards entered into during the fourth quarter of 2018 are designated and accounted for as fair value hedges. As of March 31, 2019 and December 31, 2018, the carrying amount of the hedged AFS securities – CLOs was $154 million and $88 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities – CLOs included gains of $2 million and $1 million, respectively. The gains and losses on derivatives and the related hedged items in fair value hedge relationships are recorded in investment related gains (losses) on the condensed consolidated statements of income. The derivatives had gains of $3 million during the three months ended March 31, 2019, and the related hedged items had losses of $3 million during the three months ended March 31, 2019.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2019	2018
Equity options	$849	$(142)
Futures	(11)	(5)
Swaps	18	2
Foreign currency forwards	6	(7)
Embedded derivatives on funds withheld	830	(32)
Amounts recognized in investment related gains (losses)	1,692	(184)
Embedded derivatives in indexed annuity products[1]	(1,017)	247
Total gains (losses) on derivatives not designated as hedges	$675	$63

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2019
Derivative assets	$1,920	$(65)	$(1,781)	$74	$(3)	$71
Derivative liabilities	(85)	65	14	(6)	—	(6)

December 31, 2018
Derivative assets	$1,043	$(52)	$(969)	$22	$(4)	$18
Derivative liabilities	(85)	52	24	(9)	—	(9)

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$50	$—	$49	$1	$—
U.S. state, municipal and political subdivisions	1,365	—	—	1,365	—
Foreign governments	271	—	—	271	—
Corporate	41,411	—	—	40,376	1,035
CLO	6,142	—	—	6,032	110
ABS	5,075	—	—	3,461	1,614
CMBS	2,424	—	—	2,250	174
RMBS	7,917	—	—	7,860	57
Total AFS securities	64,655	—	49	61,616	2,990
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	130	—	—	130	—
Foreign governments	17	—	—	17	—
Corporate	1,555	—	—	1,545	10
CLO	20	—	—	12	8
ABS	100	—	—	94	6
CMBS	50	—	—	50	—
RMBS	379	—	—	293	86
Total trading securities	2,256	—	3	2,143	110
Equity securities	252	—	47	202	3
Mortgage loans	32	—	—	—	32
Investment funds	159	134	—	—	25
Funds withheld at interest – embedded derivative	446	—	—	—	446
Derivative assets	1,920	—	8	1,912	—
Short-term investments	155	—	50	105	—
Other investments	52	—	—	52	—
Cash and cash equivalents	3,021	—	3,021	—	—
Restricted cash	497	—	497	—	—
Investments in related parties
AFS securities
Corporate	3	—	—	3	—
CLO	638	—	—	638	—
ABS	1,043	—	—	546	497
Total AFS securities – related party	1,684	—	—	1,187	497
Trading securities
CLO	101	—	—	46	55
ABS	138	—	—	—	138
Total trading securities – related party	239	—	—	46	193
Equity securities	301	—	—	—	301
Investment funds	232	108	—	—	124
Funds withheld at interest – embedded derivative	214	—	—	—	214
Reinsurance recoverable	1,737	—	—	—	1,737
Assets of consolidated VIEs
Trading securities	34	—	—	—	34
Equity securities	6	—	—	—	6
Investment funds	564	550	—	—	14
Cash and cash equivalents	2	—	2	—	—
Total assets measured at fair value	$78,458	$792	$3,677	$67,263	$6,726
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,106	$—	$—	$—	$9,106
Universal life benefits	979	—	—	—	979
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,483	—	—	—	1,483
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	743	—	—	—	743
Derivative liabilities	85	—	1	80	4
Funds withheld liability – embedded derivative	12	—	—	12	—
Total liabilities measured at fair value	$12,408	$—	$1	$92	$12,315
					(Concluded)

	December 31, 2018
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$57	$—	$54	$3	$—
U.S. state, municipal and political subdivisions	1,293	—	—	1,293	—
Foreign governments	161	—	—	161	—
Corporate	37,097	—	—	36,199	898
CLO	5,361	—	—	5,254	107
ABS	4,920	—	—	3,305	1,615
CMBS	2,357	—	—	2,170	187
RMBS	8,019	—	—	7,963	56
Total AFS securities	59,265	—	54	56,348	2,863
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	126	—	—	126	—
Corporate	1,287	—	—	1,287	—
CLO	9	—	—	8	1
ABS	87	—	—	87	—
CMBS	49	—	—	49	—
RMBS	386	—	—	252	134
Total trading securities	1,949	—	3	1,811	135
Equity securities	216	—	40	173	3
Mortgage loans	32	—	—	—	32
Investment funds	182	153	—	—	29
Funds withheld at interest – embedded derivative	57	—	—	—	57
Derivative assets	1,043	—	9	1,034	—
Short-term investments	191	—	66	125	—
Other investments	52	—	—	52	—
Cash and cash equivalents	2,911	—	2,911	—	—
Restricted cash	492	—	492	—	—
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Investments in related parties
AFS securities
CLO	562	—	—	562	—
ABS	875	—	—	547	328
Total AFS securities – related party	1,437	—	—	1,109	328
Trading securities
CLO	100	—	—	22	78
ABS	149	—	—	—	149
Total trading securities – related party	249	—	—	22	227
Equity securities	120	—	—	—	120
Investment funds	201	96	—	—	105
Funds withheld at interest - embedded derivative	(110)	—	—	—	(110)
Reinsurance recoverable	1,676	—	—	—	1,676
Assets of consolidated VIEs
Trading securities	35	—	—	—	35
Equity securities	50	—	37	—	13
Investment funds	567	552	—	—	15
Cash and cash equivalents	2	—	2	—	—
Total assets measured at fair value	$70,617	$801	$3,614	$60,674	$5,528
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$7,969	$—	$—	$—	$7,969
Universal life benefits	932	—	—	—	932
Future policy benefits
AmerUs Closed Block	1,443	—	—	—	1,443
ILICO Closed Block and life benefits	730	—	—	—	730
Derivative liabilities	85	—	3	78	4
Funds withheld liability – embedded derivative	(1)	—	—	(1)	—
Total liabilities measured at fair value	$11,158	$—	$3	$77	$11,078
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

Funds withheld (embedded derivative) – We estimate the fair value of the embedded derivative based on the change in the fair value of the assets supporting the funds withheld payable under the combined coinsurance, modco and coinsurance funds withheld reinsurance agreements. As a result, the fair value of the embedded derivative is classified as Level 2 or 3 based on the valuation methods used for the assets held supporting the reinsurance agreements.

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

Cash and cash equivalents including restricted cash – The carrying amount for cash equals fair value. We estimate the fair value for cash equivalents based on quoted market prices. These assets are classified as Level 1.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended March 31,
(In millions)	2019	2018
Trading securities	$50	$(89)
Investment funds	(4)	2
Future policy benefits	(40)	84
Total gains (losses)	$6	$(3)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	March 31, 2019	December 31, 2018
Unpaid principal balance	$30	$30
Mark to fair value	2	2
Fair value	$32	$32

There were no fair value option mortgage loans 90 days or more past due as of March 31, 2019 and December 31, 2018.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended March 31, 2019
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Corporate	$898	$(2)	$5	$165	$—	$(31)	$1,035	$—
CLO	107	—	2	30	—	(29)	110	—
ABS	1,615	3	16	57	19	(96)	1,614	—
CMBS	187	—	2	(6)	8	(17)	174	—
RMBS	56	—	1	—	—	—	57	—
Trading securities
Corporate	—	—	—	—	10	—	10	—
CLO	1	—	—	—	7	—	8	1
ABS	—	—	—	6	—	—	6	—
RMBS	134	(3)	—	—	38	(83)	86	2
Equity securities	3	—	—	—	—	—	3	—
Mortgage loans	32	—	—	—	—	—	32	—
Investment funds	29	(3)	—	(1)	—	—	25	(3)
Funds withheld at interest – embedded derivative	57	389	—	—	—	—	446	—
Investments in related parties
AFS securities, ABS	328	—	—	169	—	—	497	—
Trading securities
CLO	78	(1)	—	—	—	(22)	55	4
ABS	149	(11)	—	—	—	—	138	(11)
Equity securities	120	4	—	177	—	—	301	4
Investment funds	105	—	—	19	—	—	124	—
Funds withheld at interest – embedded derivative	(110)	324	—	—	—	—	214	—
Reinsurance recoverable	1,676	61	—	—	—	—	1,737	—
Investments of consolidated VIEs
Trading securities	35	—	—	(1)	—	—	34	—
Equity securities	13	(3)	—	(4)	—	—	6	—
Investment funds	15	(1)	—	—	—	—	14	—
Total Level 3 assets	$5,528	$757	$26	$611	$82	$(278)	$6,726	$(3)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(1,017)	$—	$(120)	$—	$—	$(9,106)	$—
Universal life benefits	(932)	(47)	—	—	—	—	(979)	—
Future policy benefits
AmerUs Closed Block	(1,443)	(40)	—	—	—	—	(1,483)	—
ILICO Closed Block and life benefits	(730)	(13)	—	—	—	—	(743)	—
Derivative liabilities	(4)	—	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,078)	$(1,117)	$—	$(120)	$—	$—	$(12,315)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS Securities
Corporate	578	4	(4)	58	53	(8)	681	—
CLO	64	—	2	131	—	(30)	167	—
ABS	1,457	2	(7)	(104)	—	(58)	1,290	—
CMBS	137	—	(1)	—	—	(73)	63	—
RMBS	301	1	(5)	23	7	(289)	38	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	17	—	—	1	—	(17)	1	—
ABS	77	—	—	—	—	(77)	—	(3)
RMBS	342	(21)	—	—	—	—	321	—
Equity Securities	8	—	—	(8)	—	—	—	—
Mortgage loans	41	—	—	—	—	—	41	—
Investment funds	41	(9)	—	(7)	—	—	25	—
Funds withheld at interest – embedded derivative	312	(105)	—	—	—	—	207	—
Investments in related parties
AFS Securities
CLO	—	—	—	62	—	—	62	—
ABS	4	—	—	—	—	—	4	—
Trading securities
CLO	105	1	—	(1)	18	(32)	91	(1)
ABS	—	—	—	—	171	—	171	—
Investment funds	—	3	—	108	—	—	111	3
Reinsurance recoverable	1,824	(111)	—	—	—	—	1,713	—
Investments of consolidated VIEs
Trading securities	48	—	—	(1)	—	—	47	—
Equity securities	28	—	—	—	—	—	28	—
Investment funds	21	1	—	(2)	—	—	20	1
Total Level 3 assets	$5,422	$(234)	$(15)	$260	$249	$(584)	$5,098	$—

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,411)	$247	$—	$(56)	$—	$—	$(7,220)	$—
Universal life benefits	(1,005)	71	—	—	—	—	(934)	—
Future policy benefits
AmerUs Closed Block	(1,625)	84	—	—	—	—	(1,541)	—
ILICO Closed Block and life benefits	(803)	39	—	—	—	—	(764)	—
Derivative liabilities	(5)	—	—	—	—	—	(5)	—
Total Level 3 liabilities	$(10,849)	$441	$—	$(56)	$—	$—	$(10,464)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended March 31, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$238	$—	$(1)	$(72)	$165
CLO	30	—	—	—	30
ABS	189	—	(33)	(99)	57
CMBS	—	—	—	(6)	(6)
Trading securities, ABS	6	—	—	—	6
Investment funds	—	—	—	(1)	(1)
Investments in related parties
AFS securities, ABS	170	—	—	(1)	169
Equity securities	177	—	—	—	177
Investment funds	19	—	—	—	19
Investments of consolidated VIEs
Trading securities	—	—	(1)	—	(1)
Equity securities	—	—	(4)	—	(4)
Total Level 3 assets	$829	$—	$(39)	$(179)	$611

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(233)	$—	$113	$(120)
Total Level 3 liabilities	$—	$(233)	$—	$113	$(120)

	Three months ended March 31, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$68	$—	$(5)	$(5)	$58
CLO	131	—	—	—	131
ABS	40	—	(20)	(124)	(104)
RMBS	31	—	—	(8)	23
Trading securities, CLO	13	—	—	(12)	1
Equity securities	—	—	(8)	—	(8)
Investment funds	—	—	—	(7)	(7)
Investments in related parties
AFS securities, CLO	62	—	—	—	62
Trading securities, CLO	—	—	(1)	—	(1)
Investment funds	108	—	—	—	108
Investments of consolidated VIEs
Trading securities	—	—	(1)	—	(1)
Investment funds	—	—	(2)	—	(2)
Total Level 3 assets	$453	$—	$(37)	$(156)	$260

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(126)	$—	$70	$(56)
Total Level 3 liabilities	$—	$(126)	$—	$70	$(56)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

AFS and trading securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. As of March 31, 2019, discounts ranged from 4% to 7%, and as of December 31, 2018, discounts ranged from 5% to 9%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

1.
Nonperformance risk – For contracts we issue, we use the credit spread, relative to the U.S. Department of the Treasury (Treasury) curve, based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.

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

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	March 31, 2019
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$9,106	Option budget method	Nonperformance risk	0.1%	–	1.3%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.6%	–	7.5%	Decrease

	December 31, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,969	Option budget method	Nonperformance risk	0.3%	–	1.5%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.6%	–	7.3%	Decrease

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$11,010	$11,190	$—	$—	$—	$11,190
Investment funds	524	524	524	—	—	—
Policy loans	487	487	—	—	487	—
Funds withheld at interest	14,795	14,795	—	—	—	14,795
Other investments	69	69	—	—	—	69
Investments in related parties
Mortgage loans	291	286	—	—	—	286
Investment funds	2,058	2,058	2,058	—	—	—
Funds withheld at interest	13,469	13,469	—	—	—	13,469
Other investments	387	389	—	—	—	389
Assets of consolidated VIEs
Investment funds	55	55	55	—	—	—
Total financial assets not carried at fair value	$43,145	$43,322	$2,637	$—	$487	$40,198

Financial liabilities
Interest sensitive contract liabilities	$55,220	$53,504	$—	$—	$—	$53,504
Long-term debt	991	962	—	—	962	—
Funds withheld liability	712	712	—	—	712	—
Total financial liabilities not carried at fair value	$56,923	$55,178	$—	$—	$1,674	$53,504

	December 31, 2018
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$10,308	$10,424	$—	$—	$—	$10,424
Investment funds	521	521	521	—	—	—
Policy loans	488	488	—	—	488	—
Funds withheld at interest	14,966	14,966	—	—	—	14,966
Other investments	70	70	—	—	—	70
Investments in related parties
Mortgage loans	291	290	—	—	—	290
Investment funds	2,031	2,031	2,031	—	—	—
Funds withheld at interest	13,687	13,687	—	—	—	13,687
Other investments	386	361	—	—	—	361
Assets of consolidated VIEs
Investment funds	57	57	57	—	—	—
Total financial assets not carried at fair value	$42,805	$42,895	$2,609	$—	$488	$39,798

Financial liabilities
Interest sensitive contract liabilities	$54,655	$51,655	$—	$—	$—	$51,655
Long-term debt	991	910	—	—	910	—
Funds withheld liability	722	722	—	—	722	—
Total financial liabilities not carried at fair value	$56,368	$53,287	$—	$—	$1,632	$51,655

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

Long-term debt – We obtain the fair value of long-term debt from commercial pricing services. These are classified as Level 2. The pricing services incorporate a variety of market observable information in their valuation techniques including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

5. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	173	60	—	233
Amortization	(226)	(5)	(5)	(236)
Impact of unrealized investment (gains) losses	(149)	(49)	(87)	(285)
Balance at March 31, 2019	$3,719	$805	$1,095	$5,619

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2017	$1,375	$520	$1,077	$2,972
Additions	122	46	—	168
Amortization	(33)	(20)	(49)	(102)
Impact of unrealized investment (gains) losses	67	22	79	168
Balance at March 31, 2018	$1,531	$568	$1,107	$3,206

6. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations:

	Three months ended March 31, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$589	$93	$12	$3	$3	$8

Basic weighted average shares outstanding	161.3	25.4	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	161.7	25.4	3.4	0.8	1.0	2.4

Earnings per share[1]
Basic	$3.65	$3.65	$3.65	$3.65	$3.65	$3.65
Diluted	$3.64	$3.65	$3.65	$3.65	$3.65	$3.15

[1] Calculated using whole figures.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2018
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$209	$58	$5	$1	$1	$3

Basic weighted average shares outstanding	148.7	41.1	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.3	—	—	—	—	0.9
Diluted weighted average shares outstanding	149.0	41.1	3.4	0.8	1.0	3.0

Earnings per share[1]
Basic	$1.40	$1.40	$1.40	$1.40	$1.40	$1.40
Diluted	$1.40	$1.40	$1.40	$1.39	$1.38	$0.97

[1] Calculated using whole figures.

We use the two-class method for allocating net income to each class of our common stock. Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded the following shares, restricted stock units (RSUs) and options:

	Three months ended March 31,
(In millions)	2019	2018
Antidilutive shares, RSUs and options excluded from diluted EPS calculation	34.7	35.2
Shares, RSUs and options excluded from diluted EPS calculation as a performance condition had not been met	0.1	0.3
Total shares, RSUs and options excluded from diluted EPS calculation	34.8	35.5

Note: Shares, RSUs and options are as of period end.

7. Equity

Share Repurchase Authorization—In December 2018, our board of directors approved an authorization for the repurchase of our Class A shares under our repurchase program. In the first quarter of 2019, our board of directors approved an additional authorization, which was conditioned upon the further approval by a committee of our board of directors. Such further approval was granted during the second quarter of 2019. We may repurchase shares in open market transactions, in privately negotiated transactions or otherwise. The size and timing of repurchases will depend on legal requirements, market and economic conditions and other factors, and are solely at our discretion. The program has no expiration date, but may be modified, suspended or terminated by the board at any time.

The following summarizes the activity on our share repurchase authorization:

(In millions)
Initial authorization	$250
Repurchases	(100)
Remaining authorization at December 31, 2018	150
Repurchases	(47)
Remaining authorization at March 31, 2019	103
Additional authorization	247
Remaining authorization at May 7, 2019	$350

Accumulated Other Comprehensive Income (Loss)—The following provides the details of AOCI and changes in AOCI:

(In millions)	March 31, 2019	December 31, 2018
AFS securities	$1,223	$(766)
DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	(357)	154
Noncredit component of OTTI losses on AFS securities	(20)	(19)
Hedging instruments	43	51
Pension adjustments	(3)	(2)
Foreign currency translation adjustments	(2)	(3)
Accumulated other comprehensive income (loss), before taxes	884	(585)
Deferred income taxes	(178)	113
Accumulated other comprehensive income (loss)	$706	$(472)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in AOCI are presented below:

	Three months ended March 31,
(In millions)	2019	2018
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$1,982	$(1,282)
Change in DAC, DSI, VOBA and future policy benefits adjustment	(511)	410
Less: Reclassification adjustment for gains (losses) realized in net income[1]	(7)	19
Less: Income tax expense (benefit)	293	(159)
Net unrealized investment gains (losses) on AFS securities	1,185	(732)
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	(1)	(1)
Less: Reclassification adjustment for losses realized in net income[1]	—	(1)
Net noncredit component of OTTI losses on AFS securities	(1)	—
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	(8)	(56)
Less: Income tax benefit	(2)	(20)
Net unrealized gains (losses) on hedging instruments	(6)	(36)
Pension adjustments	(1)	3
Foreign currency translation adjustments	1	(8)
Change in AOCI from other comprehensive income (loss)	1,178	(773)
Adoption of accounting standards	—	(42)
Change in AOCI	$1,178	$(815)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

8. Related Parties

Athene Asset Management

Investment related expenses – Substantially all of our investments are managed by Athene Asset Management LLC (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support. As of March 31, 2019, AAM directly managed $90,287 million of our investment portfolio assets, of which 86% are designated one or two (the two highest designations) by the National Association of Insurance Commissioners (NAIC).

For the services it renders, AAM earns a fee on all assets managed in accounts owned by or related to us, including sub-advised assets, subject to certain limited exceptions. Additionally, AAM recharges the sub-advisory fees it incurs with respect to our sub-advised assets to us. We currently pay AAM an annual fee of 0.40%, subject to certain discounts and exceptions, on all assets that AAM manages in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) up to $65,846 million and 0.30% per year on assets managed in excess of such amount.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The MSAAs cover services rendered by Apollo-affiliated sub-advisors relating to the following investments:

(In millions, except for percentages)	March 31, 2019	December 31, 2018
AFS securities
Foreign governments	$240	$153
Corporate	3,680	3,398
CLO	6,487	5,703
ABS	654	663
CMBS	1,011	880
Trading securities	88	87
Equity securities	2	2
Mortgage loans	3,856	3,507
Investment funds	309	157
Funds withheld at interest	4,935	4,126
Other investments	69	70
Total assets sub-advised by Apollo affiliates	$21,331	$18,746
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	19%	18%

AAM pays Apollo 0.40% per year on all assets in the North American Accounts explicitly sub-advised by Apollo up to $10,000 million, 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $10,000 million up to $12,441 million, 0.40% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $12,441 million up to $16,000 million, and 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $16,000 million, subject to certain exceptions.

Asset management and sub-advisory fees—The following summarizes the asset management fees and sub-advisory fees we have incurred related to AAM and other Apollo affiliates:

	Three months ended March 31,
(In millions)	2019	2018
Asset management fees	$75	$70
Sub-advisory fees	17	13

The management and sub-advisory fees are included within net investment income on the condensed consolidated statements of income. As of March 31, 2019 and December 31, 2018, the management fees payable was $35 million and $34 million, respectively, and the sub-advisory fees payable was $16 million and $20 million, respectively. Both the management and sub-advisory fees payables are included in other liabilities on the condensed consolidated balance sheets.

Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any investment management agreement (IMA) among us or any of our subsidiaries, on the one hand, and AAM, on the other hand, before any annual anniversary of October 31 (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and (ii) prior written notice to AAM of such termination at least 30 days’ prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective on the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in (B) below, our Independent Directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM or (ii) the fees being charged by AAM are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM and AAM will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by Apollo are unfair and excessive, Apollo has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with AAM as a result of either (i) a material violation of law relating to AAM’s advisory business, or (ii) AAM’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, and in either case, the delivery of written notice at least 30 days’ prior to such termination and such termination will be effective at the end of such 30-day period (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”).

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group, as defined in our bye-laws. Also, James Belardi, our Chief Executive Officer, is also an employee of AAM, receives remuneration from acting as Chief Executive Officer of AAM, and owns a profits interest in AAM. Additionally, six of the fifteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

A-A Mortgage Opportunities, L.P. (A-A Mortgage) – We have an equity method investment of $436 million and $463 million as of March 31, 2019 and December 31, 2018, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $0 million and $44 million of residential mortgage loans under this agreement during the three months ended March 31, 2019 and 2018, respectively. We also have commitments to make additional equity investments in A-A Mortgage of $169 million as of March 31, 2019.

MidCap – AAA Investment (Co Invest VII), L.P. (CoInvest VII) holds a significant investment in MidCap, which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have also advanced amounts under a subordinated debt facility to Midcap and, as of March 31, 2019 and December 31, 2018, the principal balance was $245 million, which is included in other related party investments on the condensed consolidated balance sheets. Our total investment in MidCap, including amounts advanced under credit facilities, was $789 million and $791 million as of March 31, 2019 and December 31, 2018, respectively. Additionally, we purchased ABS and CLO securities issued by MidCap affiliates during the three months ended March 31, 2019 and 2018 of $2 million and $62 million, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) we have the right to reinsure approximately 20% of the spread business written or reinsured by any insurance or reinsurance company owned or acquired by Athora, (2) Athora’s insurance subsidiaries are required to purchase certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $124 million and $105 million as of March 31, 2019 and December 31, 2018, respectively. Additionally, as of March 31, 2019 and December 31, 2018, we had $163 million and $166 million of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $300 million as of March 31, 2019.

Venerable – In connection with our coinsurance and modco agreements with Voya Insurance and Annuity Company (VIAC), we have an $87 million minority equity investment in VA Capital Company LLC (VA Capital), which is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the holding company of Venerable. Additionally, we have a $148 million, 15-year term loan receivable from Venerable, which is held at amortized cost and included in related party other investments on the condensed consolidated balance sheets. While management views the overall transactions with VIAC and Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions. Venerable is the holding company of VIAC.

Strategic Partnership – On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of AAM and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of March 31, 2019 and December 31, 2018, we had $16 million of investments under the Strategic Partnership and these investments are classified as investment funds of consolidated VIEs.

9. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $2,938 million and $3,036 million as of March 31, 2019 and December 31, 2018, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2019 and December 31, 2018, we had $926 million of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer up to $10 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2019 and December 31, 2018, we had $2,700 million of FABN funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2019	December 31, 2018
AFS securities	$6,543	$5,439
Trading securities	277	68
Equity securities	2	2
Mortgage loans	1,967	1,830
Investment funds	56	53
Derivative assets	68	24
Short-term investments	56	77
Other investments	47	47
Restricted cash	497	492
Total restricted assets	$9,513	$8,032

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

Letter of Credit—We have an unused letter of credit for $219 million as of March 31, 2019. This letter of credit was issued for our reinsurance program and expires by December 31, 2020.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased from American General Life Insurance Company (American General) broad based variable COLI policies that, as of March 31, 2019, had an asset value of $373 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief, which the defendants have moved to dismiss. The Court heard oral arguments on February 13, 2019 and has taken the matter under advisement. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $185 million as of March 31, 2019.

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

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to the New York State Department of Financial Services (NYSDFS), the California Department of Insurance and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examination or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by AllianceOne. On June 28, 2018 we entered into a consent order with the NYSDFS resolving that matter in a manner that, when considering the indemnification received from affiliates of Global Atlantic, did not have a material impact on our financial condition, results of operations or cash flows.

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

On January 23, 2019, we received a letter from the NYSDFS, with respect to a recent pension risk transfer (PRT) transaction, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities performed by employees in our PRT channel, including specific activities performed within New York. We are currently in discussions with the NYSDFS to identify approaches to resolve its concerns. Reasonably possible losses, if any, cannot be estimated at this time.

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

On May 3, 2018, following AHL’s filing of the writ in Bermuda described above, Caldera, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P., commenced an action in the Supreme Court of the State of New York, County of New York, by filing a Summons with Notice against AHL, Apollo, certain affiliates of Apollo and Leon Black, a founder of Apollo. On July 12, 2018, plaintiffs filed a complaint alleging claims for tortious interference with prospective business relations, defamation, and unfair competition related to plaintiffs’ attempt to purchase Company A and seeking alleged damages of “no less than $1.5 billion.” AHL has moved to dismiss the complaint. On January 21, 2019, plaintiffs filed an amended complaint, which revised certain allegations about jurisdiction, venue and the merits of the plaintiffs’ claims. We have renewed our motion to dismiss and the matter is fully briefed. We believe we have meritorious defenses to the claims and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

10. Segment Information

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other.

Retirement Services—Retirement Services is comprised of our U.S. and Bermuda operations, which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities, fixed indexed annuities, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and group annuities, are included in our Retirement Services segment.

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities. Included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2019	2018
Retirement Services	$3,306	$1,257
Corporate and Other	32	27
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	940	(158)
Investment gains (losses), net of offsets	713	(106)
Other adjustments to revenues	(30)	(9)
Total revenues	$4,961	$1,011

Adjusted operating income is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding the long-term incentive plan (LTIP); and

•	Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income to net income presented on the condensed consolidated statements of income:

	Three months ended March 31,
(In millions)	2019	2018
Retirement Services	$286	$239
Corporate and Other	1	2
Non-operating adjustments
Investment gains (losses), net of offsets	458	(33)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(27)	86
Integration, restructuring and other non-operating expenses	(1)	(8)
Stock-based compensation, excluding LTIP	(3)	(3)
Income tax (expense) benefit – non-operating	(6)	(6)
Net income	$708	$277

The following represents total assets by segment:

(In millions)	March 31, 2019	December 31, 2018
Retirement Services	$130,965	$123,498
Corporate and Other	1,892	2,007
Total assets	$132,857	$125,505

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

We have established a significant base of earnings and, as of March 31, 2019, have an expected Retirement Services annual net investment spread, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.6 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations which issue and reinsure retirement savings products and institutional products. Corporate and Other includes certain other operations related to our corporate activities.

Our consolidated annualized ROE for the three months ended March 31, 2019 and the year ended December 31, 2018 was 30.8% and 12.1%, respectively, and our consolidated annualized adjusted operating ROE was 12.8% and 13.9%, respectively. For the three months ended March 31, 2019 and the year ended December 31, 2018, in our Retirement Services segment, we generated an annualized net investment spread of 1.36% and 1.70%, respectively, and an annualized adjusted operating ROE of 14.4% and 18.4%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 2.23% and 2.65% for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. As of March 31, 2019, our deferred annuities had a weighted-average life of 9.0 years and made up a significant portion of our reserve liabilities. We currently maintain what we believe to be high capital ratios for our rating and, as of March 31, 2019, hold approximately $1 billion of excess capital, which we view as strategic capital available to reinvest into organic and inorganic growth opportunities.

The following table presents the deposits generated from our organic and inorganic channels:

	Three months ended March 31,
(In millions)	2019	2018
Retail sales	$1,816	$1,286
Flow reinsurance	1,020	204
Funding agreements	—	300
Pension risk transfer	1,923	266
Total organic deposits	4,759	2,056
Inorganic deposits	—	—
Total deposits	$4,759	$2,056

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $4.8 billion and $2.1 billion in the three months ended March 31, 2019 and 2018, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $2.8 billion and $1.8 billion for the three months ended March 31, 2019 and 2018, respectively. We believe that our improving credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $1.8 billion and $1.3 billion for the three months ended March 31, 2019 and 2018, respectively. The increase in our retail channel was driven by significant growth in our bank channel including the addition of new bank partners, the rising rate environment and new product introductions. We aim to grow our retail channel by deepening our relationships with our approximately 55 independent marketing organizations (IMO); more than 40,000 independent agents; and our growing network of 10 small and mid-sized banks and 79 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We work with our IMOs to develop customized, and at times exclusive, products that help drive sales. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of crediting through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. We have recently implemented a new technology platform for our retail business and continue to expand our capabilities. Additionally, we focus on hiring and training a specialized sales force and continuously create products to capture new potential distribution opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $1.1 billion and $204 million for the three months ended March 31, 2019 and 2018, respectively. The increase in our flow reinsurance channel was driven by the addition of new partners, new product launches by our partners and the rising rate environment. We expect that our improving credit profile will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated deposits of $1.9 billion and $566 million for the three months ended March 31, 2019 and 2018, respectively. The increase in our institutional channel is driven by higher PRT deposits. During the three months ended March 31, 2019, we closed two PRT transactions and issued group annuity contracts in the aggregate principal amount of $1.9 billion, compared to $266 million during the three months ended March 31, 2018. Unfavorable market conditions have limited our issuances of funding agreements. We issued funding agreements in the aggregate principal amount of $0 million and $300 million for the three months ended March 31, 2019 and 2018, respectively. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth and in 2018, we generated $27.0 billion of deposits driven by two block reinsurance transactions. On June 1, 2018, we closed on the Voya reinsurance transaction pursuant to which we entered into coinsurance and modco agreements with VIAC and ReliaStar Life Insurance Company (RLI) to reinsure a block of fixed and fixed indexed annuities providing $19.1 billion of deposits. On December 7, 2018, we entered into a modified coinsurance agreement with Lincoln, with an effective date of October 1, 2018, to reinsure an 80% quota share of fixed deferred and fixed indexed annuities providing $7.9 billion of deposits. Our inorganic channels have contributed significantly to our growth, and we expect that these channels will continue to be important sources of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With our relationship with Apollo, we are a solutions provider with a proven track record to close transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Industry Trends and Competition

Market Conditions

After its March meeting, the U.S. Federal Reserve brought its tightening monetary policy to an end, while also abandoning projections of any future rate hikes for the current year. Additionally, over the last few months, the ongoing flattening of the Treasury curve at one point gave way to a curve inversion. Whether signaling low long-term inflation expectations, or an impending recession, or simply due to supply dynamics in the global search for asset yield, the level of longer dated Treasury yields affects the yield that we earn on invested assets. While current economic fundamentals appear strong, uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, the imposition of tariffs or other barriers to international trade and levels of global trade, the future path of the Federal Reserve’s quantitative tightening or easing, along with uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth, may trigger continued volatility across financial markets, and specifically equity market volatility, which may adversely affect the hedging costs of our liability policy hedging program. Credit market volatility, which may widen credit spreads, benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

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

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. The Federal Reserve did not increase rates in March and also changed expectations of a further increase for the current year. Interest rates in the United States remain lower than historical levels.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $20.2 billion of floating rate investments, or 18% of our total invested assets as of March 31, 2019. The percentage of floating rate investments increased from December 31, 2018 due to the redeployment of the Lincoln reinsurance investment portfolio, as well as block growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2019, most of our products were fixed annuities with 24% of our FIAs at the minimum guarantees and 45% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2019, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 100 to 110 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2018 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

According to LIMRA, total fixed annuity market sales in the United States were $133.5 billion for the year ended December 31, 2018, a 26.8% increase over 2017. In the total fixed annuity market, for the year ended December 31, 2018 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales of $7.5 billion, translating to a 5.6% market share. For the year ended December 31, 2017, our market share was 5.1% with sales of $5.4 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $69.6 billion in sales for the year ended December 31, 2018. According to LIMRA data, for the year ended December 31, 2018 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs based on sales of $6.6 billion, and our market share for the same period was 9.4%. For the year ended December 31, 2017, we were the 2nd largest provider of FIAs based on sales of $4.9 billion, translating to an 8.8% market share.

Recent Developments

In order to enhance our capital position and further support our stated business objectives, including continued profitable organic growth, acting as a solutions provider in the restructuring of the fixed annuity industry, maintaining capital for opportunistic investment, pursuing ratings upgrades and facilitating the repurchase of our common shares at attractive returns, we expect that ALRe would enter into a framework agreement (the Framework Agreement) with Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA). Under the Framework Agreement and related transaction documents, ACRA would receive capital commitments from ALRe and funds referred to as the Apollo/Athene Dedicated Investment Program (ADIP), which are managed by AGM. Entry into the Framework Agreement and related agreements are subject to ADIP’s continuing private fundraising efforts and final approvals from a special committee of our board of directors, acting under authority granted by our board of directors.

For a period expiring approximately three years following the one-year anniversary of the first ADIP fund closing (subject to two one-year extension periods by ADIP, the Commitment Period), ACRA would have the right to participate (through itself or other legal entities formed pursuant to the Framework Agreement for purposes of entering into such transactions) in any legal entity acquisition transactions, third-party block reinsurance transactions and pension risk transfer transactions involving a sizable amount of liabilities, as well as certain flow reinsurance transactions with third-party counterparties (each, a Qualifying Transaction). ALRe would be permitted to offer ACRA the right to participate in other smaller acquisitions, block reinsurance and pension risk transfer transactions, and it is anticipated that all such transactions would be offered to ACRA for the foreseeable future. ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

third-party counterparties and reinsurance transactions involving new funding agreements from time to time, subject to certain conditions. ACRA’s election to participate in Qualifying Transactions would be determined by the Transaction Committee of ACRA, which would be a committee of the board of directors of ACRA comprised of our representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, we would have the right to pursue the Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions would be subject to capital requirements and other terms and conditions.

ACRA would be jointly owned (directly or indirectly) by ALRe and ADIP. It is expected that ALRe would hold shares representing 100% of the voting power and 33% of the economic interests in ACRA and that ADIP would hold non-voting shares representing the remaining 67% of the economic interests in ACRA. These economic ownership percentages have been sized based on our current and expected capital position during the Commitment Period, after considering the full array of our growth and capital objectives. ACRA is expected to be our consolidated subsidiary and managed consistent with our operating model and environment for all of our subsidiaries.

In connection with each transaction in which ACRA elects to participate (each, a Participating Transaction), subject to the applicable terms and conditions of the Framework Agreement and related transaction documents, ACRA would pay ALRe a fee (Wrap Fee) expected to be approximately 15 basis points per annum multiplied by the total reserves with respect to the assumed or acquired business, under a schedule where the Wrap Fee increases from 10 basis points as business assumed or acquired by ACRA increases.

In general, (a) on the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the Commitment Period), ALRe or its applicable affiliate would have the right (Commutation Right) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP achieving a minimum return with respect to such Participating Transaction. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction would terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Framework Agreement and related transaction documents), ALRe would be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe would have the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.

ALRe currently retrocedes, and following any sale by ALRe of an economic interest in ACRA to ADIP would continue to retrocede, to ACRA 100% of approximately $8 billion of certain fixed deferred and fixed indexed annuities. In connection with future Participating Transactions, ACRA would draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions.

ACRA is expected to have a board of directors comprised of eleven directors (the ACRA Board). ALRe would be permitted to nominate seven directors to serve on the ACRA Board: (i) one would be the Chairman, (ii) one would be a representative of AGM, (iii) one would be our representative, (iv) two would be representatives of AGM or us and (v) two would be independent directors. ADIP would be permitted to nominate the other four directors to serve on the ACRA Board.

In addition, ACRA is expected to agree to pay a monthly fee to AAM for asset management services in an amount equal to the marginal base investment management fees and sub-advisory fees we expect to pay to AAM following the approval of such fees by our shareholders, as more fully described in “Proposal 9: Approval of the Twelfth Amended and Restated Bye-laws of the Company–IMA Termination Provisions” of our definitive proxy statement filed with the Securities Exchange Commission on April 22, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income

Adjusted operating income is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation, and other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

•
Investment Gains (Losses), Net of Offsets—Investment gains (losses), net of offsets, consist of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, impairments, and other investment gains and losses. Unrealized, impairments and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the net other-than-temporary impairment (OTTI) impacts recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit-linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the market value adjustments (MVA) associated with surrenders or terminations of contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted ROE, Adjusted Operating ROE and Adjusted Net Income

Adjusted ROE, adjusted operating ROE and adjusted net income are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, in each case net of DAC, DSI, rider reserve and tax offsets. Adjusted ROE is calculated as adjusted net income, divided by average adjusted shareholders’ equity. Adjusted shareholders’ equity is calculated as the ending shareholders’ equity excluding AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets. Adjusted operating ROE is calculated as the adjusted operating income, divided by average adjusted shareholders’ equity. Adjusted net income is calculated as net income excluding the change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted ROE, adjusted operating ROE and adjusted net income should not be used as a substitute for ROE and net income. However, we believe the adjustments to equity are significant to gaining an understanding of our overall financial performance.

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

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt excluding consolidated variable interest entities (VIEs) divided by adjusted shareholders’ equity. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to total debt and shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization, and debt capacity.

Retirement Services Net Investment Spread, Investment Margin on Deferred Annuities and Operating Expenses

Net investment spread is a key measurement of the financial health of our Retirement Services profitability. Net investment spread measures our investment performance less the total cost of our liabilities. Net investment earned rate is a key measure of our investment performance, while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Investment margin on our deferred annuities measures our investment performance less the cost of crediting for our deferred annuities, which make up a significant portion of our reserve liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our invested assets that does not correspond to GAAP net investment income. Net investment earned rate is computed as the income from our invested assets divided by the average invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to arrive at our net investment earned rate add alternative investment gains and losses, gains and losses related to trading securities for CLOs, net VIE impacts (revenues, expenses and noncontrolling interest) and the change in fair value of reinsurance assets. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

Cost of crediting includes the costs for both deferred annuities and institutional products. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of PRT costs including interest credited, benefit payments and other reserve changes, net of premiums received when issued, as well as funding agreement costs including the interest payments and other reserve changes. Cost of crediting is computed as the cost of crediting for deferred annuities and institutional products divided by the average invested assets for the relevant periods. Cost of crediting on deferred annuities is computed as the interest credited on fixed strategies and option costs on indexed annuity strategies divided by the average account value of our deferred annuities. Cost of crediting on institutional products is computed as the PRT and funding agreement costs divided by the average institutional reserve liabilities. Our average invested assets, account values and institutional reserve liabilities are averaged over the number of quarters in the relevant period to obtain our associated cost of crediting for such period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, premiums, product charges and other revenues. We believe a measure like other liability costs is useful in analyzing the trends of our core business operations and profitability. While we believe other liability costs is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under GAAP.

Net investment earned rate, cost of funds, net investment spread and investment margin on deferred annuities are non-GAAP measures we use to evaluate the profitability of our business. We believe these metrics are useful in analyzing the trends of our business operations, profitability and pricing discipline. While we believe each of these metrics are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income, interest sensitive contract benefits or total benefits and expenses presented under GAAP.

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

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended March 31,
(In millions, except percentages)	2019	2018
Revenues	$4,961	$1,011
Benefits and expenses	4,221	689
Income before income taxes	740	322
Income tax expense	32	45
Net income	$708	$277

ROE	30.8%	12.4%
Adjusted ROE	14.5%	17.1%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

In this section, references to 2019 refer to the three months ended March 31, 2019 and references to 2018 refer to the three months ended March 31, 2018.

Net Income

Net income increased by $431 million, or 156%, to $708 million in 2019 from $277 million in 2018. ROE increased to 30.8% from 12.4% in 2018, and adjusted ROE decreased to 14.5% from 17.1% in 2018. The increase in net income was driven by a $4.0 billion increase in revenues, partially offset by an increase of $3.5 billion in benefits and expenses.

Revenues

Revenues increased by $4.0 billion to $5.0 billion in 2019 from $1.0 billion in 2018. The increase was driven by an increase in investment related gains and losses, increase in premiums, higher net investment income and higher product charges.

Investment related gains and losses increased by $2.0 billion to $1.8 billion in 2019 from $(236) million in the prior year, primarily due to the change in fair value of FIA hedging derivatives, the change in fair value of reinsurance assets and a favorable change in fair value of trading securities. The change in fair value of FIA hedging derivatives increased $991 million driven by the strong performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 13.1% in 2019, compared to a decrease of 1.2% in 2018. The change in fair value of reinsurance assets increased by $862 million primarily driven by the change in the value of the underlying assets related to the decrease in U.S. Treasury rates and credit spreads tightening. The favorable change in fair value of trading securities of $138 million was comprised primarily by an increase in AmerUs Closed Block assets of $106 million related to higher gains resulting from a decrease in U.S. Treasury rates and credit spreads tightening compared to prior year.

Premiums increased by $1.7 billion to $2.0 billion in 2019 from $278 million in the prior period, driven by higher PRT premiums and an increase in premiums from flow reinsurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $211 million to $1.1 billion in 2019 from $855 million in 2018, primarily driven by earnings from growth in our investment portfolio attributed to the Voya and Lincoln reinsurance transactions, as well as a strong increase in deposits over the prior twelve months. Additionally, net investment income increased due to higher floating rate investment income of $17 million related to higher short-term interest rates.

Product charges increased by $29 million to $125 million in 2019 from $96 million in 2018, primarily driven by growth in the block of business and charges related to the addition of the Voya reinsurance liabilities.

Benefits and Expenses

Benefits and expenses increased by $3.5 billion to $4.2 billion in 2019 from $689 million in 2018. The increase was driven by an increase in future policy benefits, an increase in interest sensitive contract benefits, and an increase in amortization of DAC and VOBA.

Future policy and other policy benefits increased by $1.9 billion to $2.3 billion in 2019 from $401 million in 2018, primarily attributable to higher PRT obligations, an increase in the change in AmerUs Closed Block fair value liability, and higher benefits for payout annuities with life contingencies due to the Voya reinsurance transaction. The unfavorable change in the AmerUs Closed Block fair value liability of $124 million was primarily driven by the increase in unrealized gains on the underlying investments related to the change in U.S. Treasury rates compared to prior year and credit spreads tightening.

Interest sensitive contract benefits increased by $1.5 billion to $1.5 billion in 2019 from $31 million in 2018, driven by an increase in FIA fair value embedded derivatives of $1.4 billion and growth in the block of business. The change in the FIA fair value embedded derivatives was due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 13.1% increase in 2019, compared to a decrease of 1.2% in 2018, as well as an unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018, which experienced an increase in discount rates.

DAC, DSI, and VOBA amortization increased by $149 million to $231 million in 2019 from $82 million in 2018, primarily due to the change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives, partially offset by the unfavorable net change in FIA derivatives.

Taxes

Income tax expense decreased by $13 million to $32 million in 2019 from $45 million in 2018. The income tax expense for 2019 reflects the implementation of additional reinsurance arrangements in the third quarter of 2018, which are common in the insurance industry.

Our effective tax rate in the first quarter of 2019 was 4% and 14% in 2018. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income by segment:

	Three months ended March 31,
(In millions, except percentages)	2019	2018
Net income	$708	$277

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	12	17
Unrealized, impairments and other investment gains (losses)	29	6
Change in fair value of reinsurance assets	616	(78)
Offsets to investment gains (losses)	(199)	22
Investment gains (losses), net of offsets	458	(33)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(27)	86
Integration, restructuring and other non-operating expenses	(1)	(8)
Stock compensation expense	(3)	(3)
Income tax (expense) benefit – non-operating	(6)	(6)
Less: Total non-operating adjustments	421	36
Adjusted operating income	$287	$241

Adjusted operating income (loss) by segment
Retirement Services	$286	$239
Corporate and Other	1	2
Adjusted operating income	$287	$241

Adjusted operating ROE	12.8%	12.4%
Retirement Services adjusted operating ROE	14.4%	17.8%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Adjusted operating income increased by $46 million, or 19%, to $287 million in 2019 from $241 million in 2018. Adjusted operating ROE was 12.8%, up from 12.4% in 2018. The increase in adjusted operating income was primarily driven by an increase in our Retirement Services segment of $47 million, while Corporate and Other decreased $1 million.

Our consolidated net investment earned rate was 4.28% in 2019, a decrease from 4.60% in 2018, primarily due to the lower alternative investment performance as well as slightly lower fixed and other investment performance. Alternative net investment earned rate was 4.36% in 2019, a decrease from 10.38% in 2018, driven by the lower credit fund income, partially offset by an increase in market value of public equity positions in OneMain Holdings, Inc. (OneMain) and Caesars Entertainment Corporation (Caesars). Fixed and other net investment earned rate was 4.28% in 2019, a decrease from 4.32% in 2018, driven by cash drags from significant asset growth in both the fourth quarter of 2018 and first quarter of 2019, and lower returns on assets from the Voya and Lincoln reinsurance transactions, partially offset by higher floating rate investment income in 2019.

Non-operating Adjustments

Non-operating adjustments increased by $385 million to $421 million in 2019 from $36 million in 2018. The increase in non-operating adjustments was primarily driven by favorable change in fair value of reinsurance assets, partially offset by unfavorable FIA fair value embedded derivatives. Change in fair value of reinsurance assets impacts were favorable by $694 million due to a decrease in U.S. Treasury rates, credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions. FIA fair value embedded derivatives were unfavorable by $113 million due to an unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018, partially offset by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 13.1% increase in 2019, compared to a decrease of 1.2% in 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Adjusted Operating Income

Adjusted operating income increased by $47 million, or 20%, to $286 million in 2019, from $239 million in 2018. Adjusted operating ROE was 14.4%, down from 17.8% in the prior period. The increase in adjusted operating income was driven by $37.6 billion of growth in our invested assets delivering net investment spread accretion over prior year primarily attributed to inorganic deposits from the Voya and Lincoln reinsurance transactions as well as strong organic deposits over the prior twelve months. Net investment earnings also benefited from higher floating rate income of $17 million related to higher short-term interest rates. Cost of funds benefited from lower rider reserves and DAC amortization related to equity market performance and lower than expected gross profits, partially offset by actuarial experience on certain policies. Alternative investment income decreased primarily as a result of a decrease in one of our credit funds related to unrealized gains recognized in 2018. Additionally, credit fund income was lower due to credit spreads widening in Q4 2018 impacting alternative investments reported on a lag.

Net Investment Spread

	Three months ended March 31,
	2019	2018
Net investment earned rate	4.21%	4.63%
Cost of funds	2.85%	2.84%
Net investment spread	1.36%	1.79%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 43 basis points to 1.36% in 2019 from 1.79% in 2018. Net investment earned rate decreased due to a decline in our alternative net investment earned rate as well as a slight decline in the fixed and other net investment earned rate. The alternative net investments earned rate decreased in 2019 to 2.13% from 12.34% in 2018, driven by lower credit fund income. The fixed and other net investment earned rate decreased in 2019, to 4.28% from 4.32% in 2018 primarily attributed to cash drag from significant asset growth in both the fourth quarter of 2018 and first quarter of 2019, and lower returns on the assets from the Voya and Lincoln reinsurance transactions, partially offset by higher floating rate investment income.

Cost of funds increased by one basis point to 2.85% in 2019, from 2.84% in 2018, primarily driven by growth in our institutional channel at a higher rate and actuarial experience on certain policies, partially offset by lower rider reserves and DAC amortization related to equity market performance and lower than expected gross profits. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Investment Margin on Deferred Annuities

	Three months ended March 31,
	2019	2018
Net investment earned rate	4.21%	4.63%
Cost of crediting on deferred annuities	1.98%	1.87%
Investment margin on deferred annuities	2.23%	2.76%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 53 basis points to 2.23% in 2019, from 2.76% in 2018, primarily driven by a decrease in net investment earned rate as well as an increase in cost of crediting on deferred annuities. Cost of crediting on deferred annuities increased 11 basis points primarily due to higher option costs as a result of higher volatility and short-term interest rates and a higher cost of crediting rate on the Voya reinsurance liabilities.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities. Included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy

Adjusted Operating Income

Adjusted operating income decreased by $1 million to $1 million in 2019, from $2 million in 2018. The decrease in adjusted operating income was mainly driven by lower earnings from a decrease in excess capital due to the deployment into inorganic opportunities and share buybacks, offset by the increase in market value of public equity positions in two of our funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $115.7 billion and $107.6 billion as of March 31, 2019 and December 31, 2018, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by AAM, an indirect subsidiary of Apollo. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. The deep experience of the AAM investment team and Apollo’s credit portfolio managers assists us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those that directly back our reserve liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $113.8 billion and $111.0 billion as of March 31, 2019 and December 31, 2018, respectively. AAM managed, directly and indirectly, substantially all of our invested assets as of March 31, 2019, comprising a diversified portfolio of fixed maturity and other securities. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

The following table presents the carrying values of our total investments and investments in related parties:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$64,655	55.9%	$59,265	55.1%
Trading securities, at fair value	2,256	2.0%	1,949	1.8%
Equity securities, at fair value	252	0.2%	216	0.2%
Mortgage loans, net of allowances	11,042	9.5%	10,340	9.6%
Investment funds	683	0.6%	703	0.6%
Policy loans	487	0.4%	488	0.4%
Funds withheld at interest	15,241	13.2%	15,023	14.0%
Derivative assets	1,920	1.7%	1,043	1.0%
Short-term investments, at fair value	155	0.1%	191	0.2%
Other investments	121	0.1%	122	0.1%
Total investments	96,812	83.7%	89,340	83.0%
Investment in related parties
AFS securities, at fair value	1,684	1.5%	1,437	1.3%
Trading securities, at fair value	239	0.2%	249	0.2%
Equity securities, at fair value	301	0.3%	120	0.1%
Mortgage loans	291	0.2%	291	0.3%
Investment funds	2,290	2.0%	2,232	2.1%
Funds withheld at interest	13,683	11.8%	13,577	12.6%
Other investments	387	0.3%	386	0.4%
Total related party investments	18,875	16.3%	18,292	17.0%
Total investments including related party	$115,687	100.0%	$107,632	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in our total investments, including related party, as of March 31, 2019 of $8.1 billion compared to December 31, 2018 was mainly driven by growth from organic deposits of $4.8 billion less liability outflows of $2.8 billion, an increase in unrealized gains and losses on AFS securities of $2.0 billion attributed to the decrease in U.S. Treasury rates and credit spreads tightening, an increase in derivatives assets due to favorable equity market performance and reinvestment of earnings.

Our investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including a small amount of equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs, and ABS.

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including real estate and other real asset funds, credit funds and private equity funds. We have a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that have less downside risk. We acquired certain investment funds from AAA Guarantor – Athene, L.P. (AAA Investor) (which are classified as private equity investments and consolidated VIEs) as a one-time capital contribution by our largest shareholder in advance of the Aviva USA acquisition. With respect to investment fund portfolios that we received in these transactions, we actively reinvest these investments in our preferred credit-oriented strategies over time as we liquidate these holdings.

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

AFS securities are carried at fair value on our condensed consolidated balance sheets. Changes in fair value of our AFS securities, net of related DAC, DSI and VOBA amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. Declines in fair value that are other than temporary are recorded as realized losses in the condensed consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$48	$2	$—	$50	0.1%
U.S. state, municipal and political subdivisions	1,209	161	(5)	1,365	2.1%
Foreign governments	262	9	—	271	0.4%
Corporate	40,727	1,218	(534)	41,411	62.4%
CLO	6,320	6	(184)	6,142	9.2%
ABS	5,023	85	(33)	5,075	7.7%
CMBS	2,394	50	(20)	2,424	3.7%
RMBS	7,457	480	(20)	7,917	11.9%
Total AFS securities	63,440	2,011	(796)	64,655	97.5%
AFS securities – related party
Corporate	3	—	—	3	0.0%
CLO	654	—	(16)	638	0.9%
ABS	1,039	11	(7)	1,043	1.6%
Total AFS securities – related party	1,696	11	(23)	1,684	2.5%
Total AFS securities including related party	$65,136	$2,022	$(819)	$66,339	100.0%

	December 31, 2018
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$57	$—	$—	$57	0.1%
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	2.1%
Foreign governments	162	2	(3)	161	0.3%
Corporate	38,018	394	(1,315)	37,097	61.1%
CLO	5,658	2	(299)	5,361	8.8%
ABS	4,915	53	(48)	4,920	8.1%
CMBS	2,390	27	(60)	2,357	3.9%
RMBS	7,642	413	(36)	8,019	13.2%
Total AFS securities	60,025	1,008	(1,768)	59,265	97.6%
AFS securities – related party
CLO	587	—	(25)	562	0.9%
ABS	875	4	(4)	875	1.5%
Total AFS securities – related party	1,462	4	(29)	1,437	2.4%
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$13,235	19.9%	$11,706	19.3%
Financial	13,020	19.6%	11,809	19.5%
Utilities	10,218	15.4%	9,055	14.9%
Communication	2,518	3.8%	2,313	3.8%
Transportation	2,423	3.7%	2,214	3.6%
Total corporate	41,414	62.4%	37,097	61.1%
Other government-related securities
U.S. state, municipal and political subdivisions	1,365	2.1%	1,293	2.1%
Foreign governments	271	0.4%	161	0.3%
U.S. government and agencies	50	0.1%	57	0.1%
Total non-structured securities	43,100	65.0%	38,608	63.6%
Structured securities
CLO	6,780	10.1%	5,923	9.8%
ABS	6,118	9.3%	5,795	9.5%
CMBS	2,424	3.7%	2,357	3.9%
RMBS
Agency	60	0.1%	59	0.1%
Non-agency	7,857	11.8%	7,960	13.1%
Total structured securities	23,239	35.0%	22,094	36.4%
Total AFS securities including related party	$66,339	100.0%	$60,702	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $66.3 billion and $60.7 billion as of March 31, 2019 and December 31, 2018, respectively. The increase was mainly driven by the change in unrealized gains and losses on AFS securities as well as strong growth in deposits over liability outflows. Unrealized gains and losses on AFS securities increased attributed to the decrease in U.S. Treasury rates and credit spreads tightening.

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

The NAIC designation determines the associated level of risk-based capital (RBC) that an insurer is required to hold for modeled LBaSS owned by the insurer. In general, under the modeled LBass process and, prior to January 1, 2019, the non-modeled LBaSS processes, the larger the discount to par value at the time of determination, the higher the NAIC designation the LBaSS will have.

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$32,944	$34,021	51.3%	$31,106	$31,311	51.6%
2	28,457	28,659	43.2%	26,682	25,871	42.6%
Total investment grade	61,401	62,680	94.5%	57,788	57,182	94.2%
3	2,757	2,711	4.1%	2,866	2,746	4.5%
4	720	689	1.0%	591	533	0.9%
5	250	248	0.4%	235	232	0.4%
6	8	11	0.0%	7	9	0.0%
Total below investment grade	3,735	3,659	5.5%	3,699	3,520	5.8%
Total AFS securities including related party	$65,136	$66,339	100.0%	$61,487	$60,702	100.0%

Substantially all of our AFS portfolio, 94.5% and 94.2% as of March 31, 2019 and December 31, 2018, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$22,804	34.3%	$19,690	32.4%
BBB	25,773	38.9%	23,326	38.4%
Non-rated[1]	9,723	14.7%	9,624	15.9%
Total investment grade	58,300	87.9%	52,640	86.7%
BB	2,729	4.1%	2,670	4.4%
B	888	1.3%	875	1.4%
CCC	2,253	3.4%	2,340	3.9%
CC and lower	1,320	2.0%	1,296	2.1%
Non-rated[1]	849	1.3%	881	1.5%
Total below investment grade	8,039	12.1%	8,062	13.3%
Total AFS securities including related party	$66,339	100.0%	$60,702	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 12.1% and 13.3% as of March 31, 2019 and December 31, 2018, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of each of March 31, 2019 and December 31, 2018, the non-rated securities shown above were comprised of 56% of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 29% and 30%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of each of March 31, 2019 and December 31, 2018, 92% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our AFS ABS holdings were $6.1 billion and $5.8 billion as of March 31, 2019 and December 31, 2018, respectively. The increase in our AFS ABS portfolio is mainly due to attractive investments made during the period as new deposits and the Voya and Lincoln investment portfolios are deployed. As of March 31, 2019 and December 31, 2018, our AFS ABS portfolio included $5.5 billion (90% of the total) and $5.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $5.5 billion (90% of the total) and $5.2 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $6.8 billion and $5.9 billion as of March 31, 2019 and December 31, 2018, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$3,577	52.7%	$3,005	50.7%
2	3,029	44.7%	2,498	42.2%
Total investment grade	6,606	97.4%	5,503	92.9%
3	146	2.2%	393	6.7%
4	21	0.3%	20	0.3%
5	7	0.1%	7	0.1%
6	—	—%	—	—%
Total below investment grade	174	2.6%	420	7.1%
Total AFS CLO including related party	$6,780	100.0%	$5,923	100.0%

NRSRO rating agency designation
AAA/AA/A	$3,567	52.6%	$2,921	49.3%
BBB	3,039	44.8%	2,829	47.8%
Total investment grade	6,606	97.4%	5,750	97.1%
BB	146	2.2%	146	2.4%
B	21	0.3%	27	0.5%
CCC	7	0.1%	—	—%
CC and lower	—	—%	—	—%
Total below investment grade	174	2.6%	173	2.9%
Total AFS CLO including related party	$6,780	100.0%	$5,923	100.0%

As of March 31, 2019 and December 31, 2018, a majority of our AFS CLO portfolio, 97.4% and 92.9%, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology. As of March 31, 2019 and December 31, 2018, 97.4% and 97.1%, respectively, of of our AFS CLO portfolio was considered investment grade based on NRSRO ratings.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.4 billion as of each of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, our AFS CMBS portfolio included $2.2 billion (91% of the total) and $2.1 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.6 billion (67% of the total) and $1.6 billion (66% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $7.9 billion and $8.0 billion as of March 31, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$7,236	91.4%	$7,415	92.5%
2	318	4.0%	269	3.3%
Total investment grade	7,554	95.4%	7,684	95.8%
3	222	2.8%	207	2.6%
4	118	1.5%	106	1.3%
5	22	0.3%	22	0.3%
6	1	0.0%	—	—%
Total below investment grade	363	4.6%	335	4.2%
Total AFS RMBS	$7,917	100.0%	$8,019	100.0%

NRSRO rating agency designation
AAA/AA/A	$496	6.3%	$487	6.1%
BBB	270	3.4%	220	2.7%
Non-rated[1]	2,874	36.3%	2,932	36.6%
Total investment grade	3,640	46.0%	3,639	45.4%
BB	325	4.1%	332	4.1%
B	279	3.5%	301	3.8%
CCC	2,163	27.3%	2,259	28.2%
CC and lower	1,315	16.6%	1,292	16.1%
Non-rated[1]	195	2.5%	196	2.4%
Total below investment grade	4,277	54.0%	4,380	54.6%
Total AFS RMBS	$7,917	100.0%	$8,019	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations.

A significant majority of our AFS RMBS portfolio, 95.4% and 95.8% as of March 31, 2019 and December 31, 2018, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of March 31, 2019 and December 31, 2018, NRSRO characterized 46.0% and 45.4%, respectively, of our AFS RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of March 31, 2019, our AFS securities, including related party, had a fair value of $66.3 billion, which was 1.8% above amortized cost of $65.1 billion. As of December 31, 2018, our AFS securities, including related party, had a fair value of $60.7 billion, which was 1.3% below amortized cost of $61.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	March 31, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$8,572	$(216)	$8,356	97.5%	$34,021	(0.6)%
2	12,336	(451)	11,885	96.3%	28,659	(1.6)%
Total investment grade	20,908	(667)	20,241	96.8%	62,680	(1.1)%
3	1,596	(91)	1,505	94.3%	2,711	(3.4)%
4	446	(53)	393	88.1%	689	(7.7)%
5	186	(8)	178	95.7%	248	(3.2)%
6	2	—	2	100.0%	11	—%
Total below investment grade	2,230	(152)	2,078	93.2%	3,659	(4.2)%
Total	$23,138	$(819)	$22,319	96.5%	$66,339	(1.2)%

	December 31, 2018
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$15,373	$(545)	$14,828	96.5%	$31,311	(1.7)%
2	19,152	(1,035)	18,117	94.6%	25,871	(4.0)%
Total investment grade	34,525	(1,580)	32,945	95.4%	57,182	(2.8)%
3	2,308	(147)	2,161	93.6%	2,746	(5.4)%
4	500	(65)	435	87.0%	533	(12.2)%
5	88	(5)	83	94.3%	232	(2.2)%
6	2	—	2	100.0%	9	—%
Total below investment grade	2,898	(217)	2,681	92.5%	3,520	(6.2)%
Total	$37,423	$(1,797)	$35,626	95.2%	$60,702	(3.0)%

The gross unrealized losses on AFS securities, including related parties, were $819 million and $1.8 billion as of March 31, 2019 and December 31, 2018, respectively. The decrease in unrealized losses was driven by the decrease in U.S. Treasury rates and credit spreads tightening during the three months ended March 31, 2019.

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the three months ended March 31, 2019 and 2018, we recorded $1 million and $3 million, respectively, of OTTI losses, primarily related to corporate fixed maturities. The annualized OTTI losses we have experienced for the three months ended March 31, 2019 and 2018 translate into less than 1 basis point and 2 basis points, respectively, of average invested assets.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of March 31, 2019 and December 31, 2018, 31% and 30% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	March 31, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$631	$624	3.1%	$578	$552	3.0%
Italy	36	36	0.2%	36	35	0.2%
Spain	67	68	0.3%	62	62	0.4%
Total Ireland, Italy, Greece, Spain and Portugal[1]	734	728	3.6%	676	649	3.6%
Other Europe	6,597	6,639	32.4%	6,335	6,133	33.3%
Total Europe	7,331	7,367	36.0%	7,011	6,782	36.9%
Non-U.S. North America	10,126	10,016	48.9%	9,261	8,906	48.4%
Australia & New Zealand	1,864	1,888	9.2%	1,731	1,696	9.2%
Central & South America	442	457	2.2%	448	445	2.4%
Africa & Middle East	247	255	1.3%	228	226	1.2%
Asia/Pacific	474	485	2.4%	351	345	1.9%
Total	$20,484	$20,468	100.0%	$19,030	$18,400	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 95.3% and 93.9% of these securities are investment grade by NAIC designation as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, 10% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 21% were invested in securities of non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $728 million and $649 million as of March 31, 2019 and December 31, 2018, respectively, of exposure in these countries.

As of March 31, 2019, we held United Kingdom and Channel Islands AFS securities of $2.5 billion, or 3.7% of our AFS securities, including related parties. As of March 31, 2019, these securities were in a net unrealized loss position of $4 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.5 billion and $2.2 billion as of March 31, 2019 and December 31, 2018, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$2,527	22.3%	$2,221	20.9%
Retail	1,797	15.8%	1,660	15.6%
Hotels	1,040	9.2%	1,040	9.8%
Industrial	1,232	10.9%	1,196	11.2%
Apartment	899	7.9%	791	7.4%
Other commercial[1]	284	2.5%	389	3.7%
Total net commercial mortgage loans	7,779	68.6%	7,297	68.6%
Residential loans	3,554	31.4%	3,334	31.4%
Total mortgage loans, net of allowances	$11,333	100.0%	$10,631	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $11.3 billion and $10.6 billion as of March 31, 2019 and December 31, 2018, respectively. This included $2.2 billion and $2.1 billion of mezzanine mortgage loans as of March 31, 2019 and December 31, 2018, respectively. The increase in mortgage loans is mainly driven by an increase in commercial mortgage loan (CML) and residential mortgage loan (RML) purchases during the period. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2019 and December 31, 2018, we had $56 million and $48 million, respectively, of mortgage loans that were 90 days past due, of which $20 million and $15 million, respectively, were in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of March 31, 2019 and December 31, 2018, we had not recorded any new specific loan valuation allowances. For each of the three months ended March 31, 2019 and 2018, we recorded $0 million of impairments through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $2 million as of each of March 31, 2019 and December 31, 2018.

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

The following table illustrates our consolidated VIE positions:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Trading securities	$34	5.0%	$35	4.9%
Equity securities	6	0.9%	50	7.0%
Investment funds	619	92.0%	624	87.7%
Cash and cash equivalents	2	0.3%	2	0.3%
Other assets	12	1.8%	1	0.1%
Total assets of consolidated VIEs	$673	100.0%	$712	100.0%

Liabilities of consolidated VIEs
Other liabilities	$1	100.0%	$1	100.0%
Total liabilities of consolidated VIEs	$1	100.0%	$1	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$224	6.2%	$215	6.0%
Credit funds	155	4.3%	172	4.8%
Private equity	239	6.7%	253	7.1%
Real assets	64	1.8%	56	1.6%
Natural resources	1	0.0%	4	0.1%
Other	—	—%	3	0.1%
Total investment funds	683	19.0%	703	19.7%
Investment funds – related parties
Differentiated investments
AmeriHome	436	12.1%	463	13.0%
Catalina	232	6.5%	233	6.5%
Athora	124	3.5%	105	3.0%
Venerable	87	2.4%	92	2.6%
Other	171	4.8%	162	4.6%
Total differentiated investments	1,050	29.3%	1,055	29.7%
Real estate	498	13.9%	506	14.2%
Credit funds	340	9.5%	341	9.6%
Private equity	52	1.4%	18	0.5%
Real assets	144	4.0%	145	4.1%
Natural resources	123	3.4%	104	2.9%
Public equities	83	2.3%	63	1.8%
Total investment funds – related parties	2,290	63.8%	2,232	62.8%
Investment funds owned by consolidated VIEs
MidCap	550	15.3%	552	15.5%
Credit funds	1	0.0%	1	0.0%
Real estate	29	0.8%	30	0.8%
Real assets	39	1.1%	41	1.2%
Total investment funds owned by consolidated VIEs	619	17.2%	624	17.5%
Total investment funds, including related parties and funds owned by consolidated VIEs	$3,592	100.0%	$3,559	100.0%

Overall, the total investment funds, including related party and consolidated VIEs, were $3.6 billion as of each of March 31, 2019 and December 31, 2018. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. Our investment funds are subject to interest rate risk and equity market risk which expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables with related parties including those held with VIAC. As of March 31, 2019, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$55	0.2%	$77	0.3%
U.S. state, municipal and political subdivisions	556	1.9%	563	2.0%
Foreign governments	179	0.6%	145	0.5%
Corporate	15,787	54.6%	16,267	56.9%
CLO	2,420	8.4%	1,990	7.0%
ABS	2,023	7.0%	1,601	5.6%
CMBS	615	2.1%	575	2.0%
RMBS	1,924	6.7%	1,876	6.6%
Equity securities	242	0.8%	66	0.2%
Mortgage loans	3,929	13.6%	3,815	13.3%
Investment funds	591	2.0%	660	2.3%
Derivative assets	174	0.6%	77	0.3%
Short-term investments	514	1.8%	641	2.2%
Cash and cash equivalents	373	1.3%	455	1.6%
Other assets and liabilities	(458)	(1.6)%	(208)	(0.8)%
Total funds withheld at interest including related party	$28,924	100.0%	$28,600	100.0%

As of March 31, 2019 and December 31, 2018, we held $28.9 billion and $28.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 96.1% and 96.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2019 and December 31, 2018, respectively.

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

A discussion regarding our derivative instruments and how such instruments are used to manage risk is included in Note 3 – Derivative Instruments to the condensed consolidated financial statements.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Invested Asset Value[1]	Percent of Total	Invested Asset Value[1]	Percent of Total
Corporate	$57,142	50.2%	$55,772	50.2%
CLO	9,192	8.1%	8,275	7.5%
Credit	66,334	58.3%	64,047	57.7%
RMBS	9,636	8.5%	9,814	8.9%
Mortgage loans	15,207	13.3%	14,423	13.0%
CMBS	3,046	2.7%	3,018	2.7%
Real estate	27,889	24.5%	27,255	24.6%
ABS	8,294	7.3%	7,706	6.9%
Alternative investments	4,390	3.9%	4,492	4.1%
State, municipal, political subdivisions and foreign government	2,256	2.0%	2,122	1.9%
Equity securities	832	0.7%	467	0.4%
Short-term investments	613	0.5%	765	0.7%
U.S. government and agencies	102	0.1%	134	0.1%
Other investments	16,487	14.5%	15,686	14.1%
Cash and equivalents	1,853	1.6%	2,881	2.6%
Policy loans and other	1,208	1.1%	1,165	1.0%
Total invested assets	$113,771	100.0%	$111,034	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $113.8 billion and $111.0 billion as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our total invested assets were mainly comprised of 50.2% of corporate securities, 26.6% of structured securities, 13.3% of mortgage loans and 3.9% of alternative investments. Corporate securities included $15.2 billion of private placements, which represented 13.4% of our total invested assets. The increase in total invested assets as of March 31, 2019 from December 31, 2018 was primarily driven by strong growth in deposits which exceeded liability outflows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alternative Investments

The following summarizes our alternative investments:

	March 31, 2019		December 31, 2018
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$535	12.2%	$568	12.6%
MidCap	550	12.5%	552	12.3%
Catalina	232	5.3%	232	5.2%
Venerable	87	2.0%	92	2.1%
Other	207	4.7%	195	4.3%
Total differentiated investments	1,611	36.7%	1,639	36.5%
Real estate	955	21.8%	1,024	22.8%
Credit	550	12.5%	563	12.5%
Private equity	309	7.0%	279	6.2%
Real assets	283	6.4%	276	6.2%
Natural resources	55	1.3%	55	1.2%
Other	2	0.0%	4	0.1%
Total Retirement Services alternative investments	3,765	85.7%	3,840	85.5%
Corporate and Other
Athora	131	3.0%	130	2.9%
Credit	194	4.4%	203	4.5%
Natural resources	215	4.9%	213	4.8%
Public equities[1]	83	1.9%	100	2.2%
Other	2	0.1%	6	0.1%
Total Corporate and Other alternative investments	625	14.3%	652	14.5%
Total alternative investments	$4,390	100.0%	$4,492	100.0%

1 As of March 31, 2019, public equities primarily includes an investment in OneMain Holdings, Inc. (ticker: OMF).

Alternative investments were $4.4 billion and $4.5 billion as of March 31, 2019 and December 31, 2018, respectively, representing 3.9% and 4.1% of our total invested assets portfolio as of March 31, 2019 and December 31, 2018, respectively.

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

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which had a carrying value of $550 million and $552 million as of March 31, 2019 and December 31, 2018, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 9.50% and 11.79% for the three months ended March 31, 2019 and 2018, respectively. Alternative investment income from CoInvest VII was $14 million and $16 million for the three months ended March 31, 2019 and 2018, respectively.

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

Our alternative investment in A-A Mortgage had a carrying value of $535 million and $568 million as of March 31, 2019 and December 31, 2018, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 14.27% and 13.75% for the three months ended March 31, 2019 and 2018, respectively. Alternative investment income from A-A Mortgage was $20 million and $18 million for the three months ended March 31, 2019 and 2018, respectively. The increase in alternative investment income for the three months ended March 31, 2019 compared to 2018 was driven by gain on sale of mortgage service rights.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the carrying value of these securities is minor, such securities have resulted in volatility in our statements of income in recent periods. As of March 31, 2019 and December 31, 2018, we indirectly held public equity positions of $83 million and $100 million, respectively. As of March 31, 2019 and December 31, 2018, we held approximately 2.8 million and 2.8 million shares of OneMain, respectively, with a market value of $83 million and $63 million, respectively. As of December 31, 2018, we held approximately 5.5 million shares of Caesars, with a market value of $37 million. Caesars was held indirectly through our investment in AAA Investment (Co Invest VI), L.P. (CoInvest VI). In the first quarter of 2019, CoInvest VI sold its remaining shares of Caesars.

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

The reconciliation of shareholders’ equity to adjusted shareholders’ equity, which is included in adjusted book value per share, adjusted debt to capital ratio, adjusted ROE and adjusted operating ROE, is as follows:

(In millions)	March 31, 2019	December 31, 2018
Total shareholders’ equity	$10,117	$8,276
Less: AOCI	706	(472)
Less: Accumulated change in fair value of reinsurance assets	309	(75)
Total adjusted shareholders’ equity	$9,102	$8,823

Segment adjusted shareholders’ equity
Retirement Services	$8,201	$7,807
Corporate and Other	901	1,016
Total adjusted shareholders’ equity	$9,102	$8,823

The reconciliation of average shareholders’ equity to average adjusted shareholders’ equity, which is included in adjusted ROE and adjusted operating ROE is as follows:

	Three months ended March 31,
(In millions)	2019	2018
Average shareholders’ equity	$9,197	$8,932
Less: Average AOCI	117	1,042
Less: Average accumulated change in fair value of reinsurance assets	117	134
Average adjusted shareholders’ equity	$8,963	$7,756

Segment average adjusted shareholders’ equity
Retirement Services	$8,004	$5,366
Corporate and Other	959	2,390
Average adjusted shareholders’ equity	$8,963	$7,756

The reconciliation of net income to adjusted net income, which is included in adjusted ROE is as follows:

	Three months ended March 31,
(In millions)	2019	2018
Net income	$708	$277
Change in fair value of reinsurance assets	(384)	54
Adjusted net income	$324	$331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2019		2018
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,066	3.79%	$855	4.41%
Change in fair value of reinsurance assets	132	0.47%	45	0.22%
Net VIE earnings	21	0.08%	15	0.08%
Alternative income gain (loss)	(5)	(0.02)%	1	0.01%
Held for trading amortization	(11)	(0.04)%	(23)	(0.12)%
Total adjustments to arrive at net investment earnings/earned rate	137	0.49%	38	0.19%
Total net investment earnings/earned rate	$1,203	4.28%	$893	4.60%

Retirement Services	$1,171	4.21%	$866	4.63%
Corporate and Other	32	13.19%	27	3.76%
Total net investment earnings/earned rate	$1,203	4.28%	$893	4.60%

Retirement Services average invested assets	$111,443		$74,735
Corporate and Other average invested assets	959		2,844
Consolidated average invested assets	$112,402		$77,579

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended March 31,
	2019		2018
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$1,516	5.44%	$31	0.16%
Interest credited other than deferred annuities and institutional products	55	0.20%	7	0.04%
FIA option costs	278	1.00%	174	0.93%
Product charges (strategy fees)	(28)	(0.10)%	(22)	(0.12)%
Reinsurance embedded derivative impacts	15	0.05%	3	0.02%
Change in fair value of embedded derivatives – FIAs	(1,311)	(4.70)%	121	0.65%
Negative VOBA amortization	12	0.04%	10	0.05%
Other changes in interest sensitive contract liabilities	(2)	(0.01)%	(2)	(0.01)%
Total adjustments to arrive at cost of crediting	(981)	(3.52)%	291	1.56%
Retirement Services cost of crediting	$535	1.92%	$322	1.72%

Retirement Services cost of crediting on deferred annuities	$444	1.98%	$275	1.87%
Retirement Services cost of crediting on institutional products	91	3.69%	47	3.14%
Retirement Services cost of crediting	$535	1.92%	$322	1.72%

Retirement Services average invested assets	$111,443		$74,735
Average account value on deferred annuities	$89,809		$58,993
Average institutional reserve liabilities	$9,809		$5,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended March 31,
(In millions)	2019	2018
GAAP benefits and expenses	$4,221	$689
Premiums	(1,966)	(278)
Product charges	(125)	(96)
Other revenues	(12)	(6)
Cost of crediting	(242)	(145)
Change in fair value of embedded derivatives – FIA, net of offsets	(1,260)	66
DAC, DSI and VOBA amortization related to investment gains and losses	(173)	20
Rider reserves related to investment gains and losses	(28)	1
Policy and other operating expenses, excluding policy acquisition expenses	(103)	(97)
AmerUs closed block fair value liability	(53)	54
Other	1	—
Total adjustments to arrive at other liability costs	(3,961)	(481)
Other liability costs	$260	$208

Retirement Services	$260	$208
Corporate and Other	—	—
Consolidated other liability costs	$260	$208

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended March 31,
(In millions)	2019	2018
Policy and other operating expenses	$165	$142
Interest expense	(17)	(13)
Policy acquisition expenses, net of deferrals	(62)	(45)
Integration, restructuring and other non-operating expenses	(1)	(8)
Stock compensation expenses	(3)	(3)
Total adjustments to arrive at operating expenses	(83)	(69)
Operating expenses	$82	$73

Retirement Services	$62	$58
Corporate and Other	20	15
Consolidated operating expenses	$82	$73

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	March 31, 2019	December 31, 2018
Total investments, including related parties	$115,687	$107,632
Derivative assets	(1,920)	(1,043)
Cash and cash equivalents (including restricted cash)	3,518	3,403
Accrued investment income	751	682
Payables for collateral on derivatives	(1,781)	(969)
Reinsurance funds withheld and modified coinsurance	(578)	223
VIE and VOE assets, liabilities and noncontrolling interest	676	718
Unrealized (gains) losses	(1,254)	808
Ceded policy loans	(283)	(281)
Net investment receivables (payables)	(1,045)	(139)
Total adjustments to arrive at invested assets	(1,916)	3,402
Total invested assets	$113,771	$111,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	March 31, 2019	December 31, 2018
Investment funds, including related parties and VIEs	$3,592	$3,559
CLO equities included in trading securities	124	125
Investment funds within funds withheld at interest	591	660
Royalties and other assets included in other investments	69	71
Net assets of the VIE, excluding investment funds	18	50
Unrealized (gains) losses and other adjustments	(4)	27
Total adjustments to arrive at alternative investments	798	933
Alternative investments	$4,390	$4,492

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	March 31, 2019	December 31, 2018
Total liabilities	$122,740	$117,229
Long-term debt	(991)	(991)
Derivative liabilities	(85)	(85)
Payables for collateral on derivatives	(1,781)	(969)
Funds withheld liability	(724)	(721)
Other liabilities	(1,410)	(888)
Liabilities of consolidated VIEs	(1)	(1)
Reinsurance ceded receivables	(5,647)	(5,534)
Policy loans ceded	(283)	(281)
Other	(27)	(27)
Total adjustments to arrive at reserve liabilities	(10,949)	(9,497)
Total reserve liabilities	$111,791	$107,732

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of March 31, 2019 was $54.3 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which was undrawn as of March 31, 2019 and has a remaining term of approximately two years. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

▪	collateral calls from modco and third-party reinsurance contracts

▪	Athene Annuity Re Ltd. (AARe) capital maintenance calls arising from AARe collateral calls from modco reinsurance contracts; and

▪	U.S. regulated entity capital maintenance calls from nonmodco activity.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of March 31, 2019 and December 31, 2018, approximately 78%, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of March 31, 2019 and December 31, 2018, approximately 64% and 65%, respectively of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of March 31, 2019 or December 31, 2018.

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2019 and December 31, 2018, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $926 million.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2019, the total maximum borrowings under the FHLB facility were limited to $17.4 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of March 31, 2019 we had the ability to draw up to a total of approximately $1.5 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2019	2018
Net income	$708	$277
Non-cash revenues and expenses	301	296
Net cash provided by operating activities	1,009	573
Sales, maturities and repayments of investments	3,170	4,235
Purchases of investments	(6,547)	(7,050)
Other investing activities	601	(69)
Net cash used in investing activities	(2,776)	(2,884)
Deposits on investment-type policies and contracts	2,793	1,774
Withdrawals on investment-type policies and contracts	(1,638)	(1,474)
Net change in cash collateral posted for derivative transactions	812	(1,178)
Net proceeds and repayment of debt	—	998
Other financing activities	(85)	19
Net cash provided by financing activities	1,882	139
Net increase (decrease) in cash and cash equivalents[1]	$115	$(2,172)

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated VIEs.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.0 billion and $573 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash provided by operating activities was primarily driven by an increase in net investment income reflecting growth in our investment portfolio and an increase in PRT premiums.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $2.8 billion and $2.9 billion for the three months ended March 31, 2019 and 2018, respectively. The change in cash used in investing activities was primarily attributed to the deconsolidation of Germany in 2018 as well as the investment of proceeds from our debt issuance in 2018.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments of borrowing activities. Our financing activities provided cash flows totaling $1.9 billion and $139 million for the three months ended March 31, 2019 and 2018, respectively. The change in cash provided from financing activities was primarily attributed to the change in cash collateral posted for derivative transactions driven by favorable equity market performance in 2019 and higher investment-type deposits from retail and flow reinsurance deposits, partially offset by 2018 proceeds from the issuance of debt and the repurchase of common stock in 2019.

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

Intercompany Note

AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of March 31, 2019 and December 31, 2018, the revolving note payable had an outstanding balance of $174 million and $105 million, respectively.

Capital Resources

As of December 31, 2018 and 2017, our U.S. insurance companies’ total adjusted capital (TAC), as defined by the NAIC, was $2.2 billion and $1.9 billion, respectively, and our U.S. RBC ratio was 421% and 490%. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards as of December 31, 2018 and 2017, respectively.

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

Share Repurchase Program

In December 2018, our board of directors approved an authorization for the repurchase of up to $250 million of our Class A shares. In the first quarter of 2019, our board of directors approved an authorization for the purchase of up to an additional $247 million of our Class A shares under our share repurchase program, which was conditioned upon the further approval by a committee of our board of directors. Such further approval was granted during the second quarter of 2019. Pursuant to our share repurchase program, we have repurchased 3.7 million Class A shares for $147 million as of March 31, 2019, of which 1.2 million Class A shares were repurchased in 2019 for $47 million. As of May 7, 2019, we have $350 million of repurchase authorization remaining.

Balance Sheet and Other Arrangements

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in the 2018 Annual Report.

Off Balance Sheet Arrangements

None.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2018 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•	fair value of investments;

•	impairment of investments and valuation allowances;

•	future policy benefit reserves;

•	derivatives valuation, including embedded derivatives;

•	deferred acquisition costs, deferred sales inducements and value of business acquired;

•	stock-based compensation;

•	consolidation of VIEs; and

•	valuation allowances on deferred tax assets.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for adoption of new and future accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and to a lesser extent, equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

There have been no material changes to our market risk exposures from those previously disclosed in the 2018 Annual Report.

Item 4.    Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, management designed and implemented a new control to address the material weakness described in Part II—Item 9A. Controls and Procedures included in our 2018 Annual Report. This new control operated effectively and based upon management’s evaluation of the newly implemented control, management assessed the material weakness was remediated during the quarter ended March 31, 2019.

There were no other changes to our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of certain legal proceedings affecting us, see Note 9 – Commitments and Contingencies – Litigation, Claims and Assessments to the condensed consolidated financial statements.

Item 1A.    Risk Factors

There have been no material changes to our risk factors from the risk factors previously disclosed in Part I—Item 1A. Risk Factors our 2018 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended March 31, 2019 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1,2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
January 1 – January 31, 2019	1,199,445	$40.84	1,162,262	$102,632,284
February 1 – February 28, 2019	175	$44.33	—	$102,632,284
March 1 – March 31, 2019	60,728	$44.54	—	$102,632,284

[1] Differences in amounts between column (a) and (c) relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

2 On December 10, 2018, we announced that our board of directors had approved an authorization for the repurchase of up to $250 million of our Class A shares (Previous Authorization). On May 7, 2019, we announced that our board of directors had approved an authorization for the repurchase of up to $350 million of our Class A shares, inclusive of the remaining shares authorized for repurchase under the Previous Authorization. Neither authorization has a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 7 – Equity to the condensed consolidated financial statements for more information.

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

ATHENE HOLDING LTD.

Date: May 7, 2019	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)