Form 10-Q
period 2019-06-30
Athene Holding Ltd
filed 2019-08-05
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Bermuda		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
96 Pitts Bay Road
Pembroke, HM 08, Bermuda
(441) 279-8400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common shares, par value $0.001 per share	ATH	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A,	ATHPrA	New York Stock Exchange
par value $1.00 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of each class of our common stock outstanding is set forth in the table below, as of June 30, 2019:

Class A common shares	153,008,455	Class M-2 common shares	841,011
Class B common shares	25,433,465	Class M-3 common shares	1,001,110
Class M-1 common shares	3,311,390	Class M-4 common shares	3,998,686

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

•
other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2018 Annual Report and those discussed elsewhere in this report and in our 2018 Annual Report.

We caution you that the important factors referenced above may not be exhaustive. In light of these risks, you should not place undue reliance upon any forward-looking statements contained in this report. The forward-looking statements included in this report are made only as of the date that the report was filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation, except as may be required by law, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd., formerly known as AGER Bermuda Holding Ltd.
BMA	Bermuda Monetary Authority
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
Voya	Voya Financial, Inc.
VIAC	Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the NAIC risk-based capital factors.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1.    Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2019	December 31, 2018
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2019 – $63,949 and 2018 – $60,025)	$66,878	$59,265
Trading securities, at fair value	2,381	1,949
Equity securities, at fair value	336	216
Mortgage loans, net of allowances (portion at fair value: 2019 – $32 and 2018 – $32)	11,912	10,340
Investment funds (portion at fair value: 2019 – $163 and 2018 – $182)	722	703
Policy loans	480	488
Funds withheld at interest (portion at fair value: 2019 – $704 and 2018 – $57)	15,307	15,023
Derivative assets	2,299	1,043
Short-term investments, at fair value	288	191
Other investments (portion at fair value: 2019 – $52 and 2018 – $52)	119	122
Total investments	100,722	89,340
Cash and cash equivalents	4,847	2,911
Restricted cash	391	492
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2019 – $1,725 and 2018 – $1,462)	1,740	1,437
Trading securities, at fair value	311	249
Equity securities, at fair value	344	120
Mortgage loans	287	291
Investment funds (portion at fair value: 2019 – $241 and 2018 – $201)	2,578	2,232
Funds withheld at interest (portion at fair value: 2019 – $501 and 2018 – $(110))	13,737	13,577
Other investments	387	386
Accrued investment income (related party: 2019 – $22 and 2018 – $25)	758	682
Reinsurance recoverable (related party: 2019 – $335 and 2018 – $344; portion at fair value: 2019 – $1,834 and 2018 – $1,676)	5,678	5,534
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,324	5,907
Other assets (related party: 2019 – $3 and 2018 – $357)	1,224	1,635
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2019 – $1 and 2018 – $35)	21	35
Equity securities, at fair value – related party	6	50
Investment funds (related party: 2019 – $593 and 2018 – $583; portion at fair value: 2019 – $568 and 2018 – $567)	612	624
Cash and cash equivalents	1	2
Other assets	12	1
Total assets	$138,980	$125,505
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	June 30, 2019	December 31, 2018
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2019 – $16,112 and 2018 – $16,850; portion at fair value: 2019 – $10,956 and 2018 – $8,901)	$100,291	$96,610
Future policy benefits (related party: 2019 – $1,429 and 2018 – $1,259; portion at fair value: 2019 – $2,304 and 2018 – $2,173)	20,089	16,704
Other policy claims and benefits (related party: 2019 – $6 and 2018 – $10)	147	142
Dividends payable to policyholders	116	118
Long-term debt	991	991
Derivative liabilities	80	85
Payables for collateral on derivatives	2,183	969
Funds withheld liability (related party: 2019 – $346 and 2018 – $337; portion at fair value: 2019 – $24 and 2018 – $(1))	759	721
Other liabilities (related party: 2019 – $76 and 2018 – $59)	1,958	888
Liabilities of consolidated variable interest entities	1	1
Total liabilities	126,615	117,229
Commitments and Contingencies (Note 9)
Equity
Preferred stock – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2019 and 2018 – 425.0 shares; issued and outstanding: 2019 – 153.0 and 2018 – 162.4 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 325.0 shares; issued and outstanding: 2019 – 25.4 and 2018 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.1 shares; issued and outstanding: 2019 – 3.3 and 2018 – 3.4 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 5.0 shares; issued and outstanding: 2019 – 0.8 and 2018 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 1.0 and 2018 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 4.0 and 2018 – 4.1 shares	—	—
Additional paid-in capital	4,144	3,462
Retained earnings	6,461	5,286
Accumulated other comprehensive income (loss) (related party: 2019 – $14 and 2018 – $(25))	1,760	(472)
Total shareholders’ equity	12,365	8,276
Total liabilities and equity	$138,980	$125,505
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Premiums (related party of $56 and $582 for the three months ended and $122 and $582 for the six months ended June 30, 2019 and 2018, respectively)	$733	$731	$2,699	$1,009
Product charges (related party of $14 and $5 for the three months ended and $28 and $5 for the six months ended June 30, 2019 and 2018, respectively)	132	106	257	202
Net investment income (related party investment income of $134 and $100 for the three months ended and $317 and $176 for the six months ended June 30, 2019 and 2018, respectively, and related party investment expense of $94 and $86 for the three months ended and $186 and $169 for the six months ended June 30, 2019 and 2018, respectively)	1,161	958	2,227	1,813
Investment related gains (losses) (related party of $429 and $(59) for the three months ended and $746 and $(42) for the six months ended June 30, 2019 and 2018, respectively)	1,316	(2)	3,088	(238)
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(7)	—	(9)	(3)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	1	—	2	—
Net other-than-temporary impairment losses	(6)	—	(7)	(3)
Other revenues	9	6	21	12
Revenues of consolidated variable interest entities
Net investment income (related party of $20 and $14 for the three months ended and $36 and $24 for the six months ended June 30, 2019 and 2018, respectively)	21	14	37	24
Investment related gains (losses) (related party of $2 and $(11) for the three months ended and $6 and $(6) for the six months ended June 30, 2019 and 2018, respectively)	3	(11)	8	(6)
Total revenues	3,369	1,802	8,330	2,813
Benefits and expenses
Interest sensitive contract benefits (related party of $114 and $16 for the three months ended and $297 and $16 for the six months ended June 30, 2019 and 2018, respectively)	1,094	342	2,610	373
Amortization of deferred sales inducements	13	23	18	43
Future policy and other policy benefits (related party of $91 and $580 for the three months ended and $197 and $580 for the six months ended June 30, 2019 and 2018, respectively)	1,057	864	3,352	1,265
Amortization of deferred acquisition costs and value of business acquired	261	89	492	171
Dividends to policyholders	9	9	18	22
Policy and other operating expenses (related party of $12 and $3 for the three months ended and $20 and $5 for the six months ended June 30, 2019 and 2018, respectively)	185	154	350	296
Total benefits and expenses	2,619	1,481	6,840	2,170
Income before income taxes	750	321	1,490	643
Income tax expense	30	64	62	109
Net income	$720	$257	$1,428	$534

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4	$3.76	$1.30	$7.43	$2.71
Diluted – Class A	3.75	1.30	7.41	2.70
Diluted – Class B	3.76	1.30	7.43	2.71
Diluted – Class M-1	3.76	1.30	7.43	2.71
Diluted – Class M-2	3.76	1.29	7.43	2.68
Diluted – Class M-3	3.76	1.30	7.43	2.68
Diluted – Class M-4	3.28	1.02	6.45	1.98

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Net income	$720	$257	$1,428	$534
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	1,262	(702)	2,740	(1,593)
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	(1)	—	(2)	—
Unrealized gains on hedging instruments	55	101	47	45
Pension adjustments	—	—	(1)	3
Foreign currency translation adjustments	(1)	(2)	—	(10)
Other comprehensive income (loss), before tax	1,315	(603)	2,784	(1,555)
Income tax expense (benefit) related to other comprehensive income (loss)	261	(116)	552	(295)
Other comprehensive income (loss)	1,054	(487)	2,232	(1,260)
Comprehensive income (loss)	$1,774	$(230)	$3,660	$(726)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at March 31, 2018	$—	$—	$3,485	$4,568	$634	$8,687
Net income	—	—	—	257	—	257
Other comprehensive loss	—	—	—	—	(487)	(487)
Stock-based compensation	—	—	7	—	—	7
Retirement or repurchase of shares	—	—	—	(2)	—	(2)
Balance at June 30, 2018	$—	$—	$3,492	$4,823	$147	$8,462

Balance at March 31, 2019	$—	$—	$3,448	$5,963	$706	$10,117
Net income	—	—	—	720	—	720
Other comprehensive income	—	—	—	—	1,054	1,054
Issuance of preferred shares, net of expenses	—	—	839	—	—	839
Issuance of common shares, net of expenses	—	—	1	—	—	1
Stock-based compensation	—	—	10	—	—	10
Retirement or repurchase of shares	—	—	(154)	(222)	—	(376)
Balance at June 30, 2019	$—	$—	$4,144	$6,461	$1,760	$12,365

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2017	$—	$—	$3,472	$4,255	$1,449	$9,176
Adoption of accounting standards	—	—	—	39	(42)	(3)
Net income	—	—	—	534	—	534
Other comprehensive loss	—	—	—	—	(1,260)	(1,260)
Issuance of common shares, net of expenses	—	—	1	—	—	1
Stock-based compensation	—	—	19	—	—	19
Retirement or repurchase of shares	—	—	—	(5)	—	(5)
Balance at June 30, 2018	$—	$—	$3,492	$4,823	$147	$8,462

Balance at December 31, 2018	$—	$—	$3,462	$5,286	$(472)	$8,276
Net income	—	—	—	1,428	—	1,428
Other comprehensive income	—	—	—	—	2,232	2,232
Issuance of preferred shares, net of expenses	—	—	839	—	—	839
Issuance of common shares, net of expenses	—	—	2	—	—	2
Stock-based compensation	—	—	15	—	—	15
Retirement or repurchase of shares	—	—	(174)	(253)		(427)
Balance at June 30, 2019	$—	$—	$4,144	$6,461	$1,760	$12,365

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$1,428	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	492	171
Amortization of deferred sales inducements	18	43
Accretion of net investment premiums, discounts and other	(54)	(99)
Payment at inception of reinsurance agreements, net (related party: 2019 – $0 and 2018 – $(407))	—	(394)
Net investment (income) loss (related party: 2019 – $(52) and 2018 – $(50))	(47)	(32)
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(9) and 2018 – $(18))	(1,518)	161
Policy acquisition costs deferred	(354)	(304)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2019 – $3 and 2018 – $(14))	(76)	(47)
Interest sensitive contract liabilities (related party: 2019 – $264 and 2018 – $11)	2,397	34
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2019 – $162 and 2018 – $15)	921	262
Funds withheld assets and liabilities (related party: 2019 – $(953) and 2018 – $23)	(1,886)	(32)
Other assets and liabilities	271	124
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(6) and 2018 – $5)	(8)	5
Other operating activities, net	(1)	1
Net cash provided by operating activities	1,583	427
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2019 – $73 and 2018 – $101)	5,567	6,309
Trading securities (related party: 2019 – $27 and 2018 – $22)	110	281
Equity securities	19	2
Mortgage loans (related party: 2019 – $4 and 2018 – $0)	994	686
Investment funds (related party: 2019 – $116 and 2018 – $143)	181	252
Derivative instruments and other invested assets	653	1,062
Short-term investments	163	161
Purchases of:
Available-for-sale securities (related party: 2019 – $(436) and 2018 – $(266))	(7,813)	(8,854)
Trading securities (related party: 2019 – $(6) and 2018 – $0)	(382)	(17)
Equity securities (related party: 2019 – $(213) and 2018 – $0)	(332)	(62)
Mortgage loans (related party: 2019 – $0 and 2018 – $(389))	(2,558)	(1,924)
Investment funds (related party: 2019 – $(390) and 2018 – $(620))	(479)	(718)
Derivative instruments and other invested assets (related party: 2019 – $0 and 2018 – $(150))	(581)	(659)
Short-term investments (related party: 2019 – $0 and 2018 – $(121))	(259)	(370)
Consolidated variable interest entities related:
Sales, maturities and repayments of investments (related party: 2019 – $84 and 2018 – $103)	89	103
Purchases of investments (related party: 2019 – $(12) and 2018 – $0)	(21)	(52)
Deconsolidation of Athora Holding Ltd.	—	(296)
Other investing activities, net	631	284
Net cash used in investing activities	(4,018)	(3,812)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2019	2018
Cash flows from financing activities
Proceeds from short-term debt	$—	$183
Proceeds from long-term debt	—	998
Deposits on investment-type policies and contracts (related party: 2019 – $117 and 2018 – $128)	5,972	4,375
Withdrawals on investment-type policies and contracts (related party: 2019 – $(225) and 2018 – $(37))	(3,275)	(2,839)
Payments for coinsurance agreements on investment-type contracts, net	(31)	(12)
Net change in cash collateral posted for derivative transactions	1,214	(577)
Issuance of preferred stock, net of expenses	839	—
Repurchase of common stock	(427)	(5)
Other financing activities, net	(23)	53
Net cash provided by financing activities	4,269	2,176
Net increase (decrease) in cash and cash equivalents	1,834	(1,209)
Cash and cash equivalents at beginning of year[1]	3,405	4,997
Cash and cash equivalents at end of period[1]	$5,239	$3,788

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $108 and 2018 – $17,525)	$423	$18,247
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $910 and 2018 – $155)	1,873	341
Investments received from settlements on reinsurance agreements	31	8
Investments received from pension risk transfer premiums	1,918	92
Investment in Athora Holding Ltd. received upon deconsolidation	—	108

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Financial Instruments – Credit Losses (ASU 2019-05, ASU 2019-04, ASU 2018-19 and ASU 2016-13)
This update is designed to reduce complexity by limiting the number of credit impairment models used for different assets. The model will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage investments. The identification of purchased credit-deteriorated financial assets will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, changes in the expected cash flows of purchased credit-deteriorated financial assets will be recognized immediately in the income statement. Available-for-sale (AFS) securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2020, and we expect to make a cumulative-effect adjustment to the opening balance of retained earnings as of that date.

We are currently evaluating the impact of this guidance on our consolidated financial statements and expect the adoption to significantly impact our policies and procedures, but we are currently unable to produce a reasonable estimate of the standard’s impact on our consolidated financial statements.

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

The following table represents the amortized cost, gross unrealized gains and losses, fair value and other than temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) of our AFS investments by asset type:

	June 30, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$57	$3	$—	$60	$—
U.S. state, municipal and political subdivisions	1,202	208	(3)	1,407	—
Foreign governments	306	18	—	324	—
Corporate	40,712	2,386	(298)	42,800	—
CLO	6,760	14	(133)	6,641	—
ABS	5,117	142	(27)	5,232	2
CMBS	2,703	94	(7)	2,790	7
RMBS	7,092	544	(12)	7,624	12
Total AFS securities	63,949	3,409	(480)	66,878	21
AFS securities – related party
Corporate	3	—	—	3	—
CLO	793	1	(12)	782	—
ABS	929	26	—	955	—
Total AFS securities – related party	1,725	27	(12)	1,740	—
Total AFS securities including related party	$65,674	$3,436	$(492)	$68,618	$21

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$57	$—	$—	$57	$—
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	—
Foreign governments	162	2	(3)	161	—
Corporate	38,018	394	(1,315)	37,097	1
CLO	5,658	2	(299)	5,361	—
ABS	4,915	53	(48)	4,920	—
CMBS	2,390	27	(60)	2,357	7
RMBS	7,642	413	(36)	8,019	11
Total AFS securities	60,025	1,008	(1,768)	59,265	19
AFS securities – related party
CLO	587	—	(25)	562	—
ABS	875	4	(4)	875	—
Total AFS securities – related party	1,462	4	(29)	1,437	—
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	$19

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	June 30, 2019
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,127	$1,129
Due after one year through five years	8,977	9,235
Due after five years through ten years	10,780	11,226
Due after ten years	21,393	23,001
CLO, ABS, CMBS and RMBS	21,672	22,287
Total AFS securities	63,949	66,878
AFS securities – related party
Due after five years through ten years	3	3
CLO and ABS	1,722	1,737
Total AFS securities – related party	1,725	1,740
Total AFS securities including related party	$65,674	$68,618

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$—	$—	$2	$—	$2	$—
U.S. state, municipal and political subdivisions	42	—	43	(3)	85	(3)
Foreign governments	33	—	—	—	33	—
Corporate	2,466	(104)	3,587	(194)	6,053	(298)
CLO	3,122	(65)	1,527	(68)	4,649	(133)
ABS	408	(9)	287	(18)	695	(27)
CMBS	178	(3)	142	(4)	320	(7)
RMBS	523	(10)	141	(2)	664	(12)
Total AFS securities	6,772	(191)	5,729	(289)	12,501	(480)
AFS securities – related party
CLO	438	(7)	99	(5)	537	(12)
Total AFS securities – related party	438	(7)	99	(5)	537	(12)
Total AFS securities including related party	$7,210	$(198)	$5,828	$(294)	$13,038	$(492)

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$32	$—	$2	$—	$34	$—
U.S. state, municipal and political subdivisions	139	(2)	82	(5)	221	(7)
Foreign governments	97	(2)	15	(1)	112	(3)
Corporate	20,213	(942)	4,118	(373)	24,331	(1,315)
CLO	5,054	(297)	90	(2)	5,144	(299)
ABS	1,336	(23)	506	(25)	1,842	(48)
CMBS	932	(27)	497	(33)	1,429	(60)
RMBS	1,417	(31)	140	(5)	1,557	(36)
Total AFS securities	29,220	(1,324)	5,450	(444)	34,670	(1,768)
AFS securities – related party
CLO	534	(25)	—	—	534	(25)
ABS	306	(2)	116	(2)	422	(4)
Total AFS securities – related party	840	(27)	116	(2)	956	(29)
Total AFS securities including related party	$30,060	$(1,351)	$5,566	$(446)	$35,626	$(1,797)

As of June 30, 2019, we held 1,360 AFS securities that were in an unrealized loss position. Of this total, 702 were in an unrealized loss position 12 months or more. As of June 30, 2019, we held 30 related party AFS securities that were in an unrealized loss position. Of this total, three were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other-Than-Temporary Impairments—For the six months ended June 30, 2019, we incurred $7 million of net OTTI, of which $4 million related to intent-to-sell impairments. The net remaining OTTI of $3 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Beginning balance	$11	$7	$10	$14
Initial impairments – credit loss OTTI recognized on securities not previously impaired	2	—	2	1
Additional impairments – credit loss OTTI recognized on securities previously impaired	—	—	1	—
Reduction in impairments from securities sold, matured or repaid	—	—	—	(8)
Ending balance	$13	$7	$13	$7

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
AFS securities	$763	$719	$1,516	$1,387
Trading securities	49	54	91	98
Equity securities	4	2	7	4
Mortgage loans	159	104	310	195
Investment funds	102	58	112	123
Funds withheld at interest	134	86	297	132
Other	45	23	84	46
Investment revenue	1,256	1,046	2,417	1,985
Investment expenses	(95)	(88)	(190)	(172)
Net investment income	$1,161	$958	$2,227	$1,813

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
AFS securities
Gross realized gains on investment activity	$56	$51	$73	$72
Gross realized losses on investment activity	(4)	(37)	(17)	(43)
Net realized investment gains on AFS securities	52	14	56	29
Net recognized investment gains (losses) on trading securities	79	(76)	128	(165)
Net recognized investment gains on equity securities	1	3	19	4
Derivative gains (losses)	1,181	46	2,873	(138)
Other gains	3	11	12	32
Investment related gains (losses)	$1,316	$(2)	$3,088	$(238)

Proceeds from sales of AFS securities were $1,958 million and $1,391 million for the three months ended June 30, 2019 and 2018, respectively, and $3,211 million and $2,938 million for the six months ended June 30, 2019 and 2018, respectively. Proceeds from sales of AFS securities for the three and six months ended June 30, 2018 have been revised for immaterial misstatements to be comparable to current year balances.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party and consolidated VIEs, we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Trading securities	$98	$(41)	$169	$(110)
Trading securities – related party	(13)	(4)	(16)	(6)
VIE trading securities – related party	—	1	1	1
Equity securities	2	4	20	4
Equity securities – related party	(3)	—	—	—
VIE equity securities – related party	(2)	(14)	(2)	(39)

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Contractually required payments receivable	$7,445	$8,179	$3,506	$2,675
Less: Cash flows expected to be collected[1]	(6,547)	(7,195)	(3,448)	(2,628)
Non-accretable difference	$898	$984	$58	$47

Cash flows expected to be collected[1]	$6,547	$7,195	$3,448	$2,628
Less: Amortized cost	(5,165)	(5,518)	(2,588)	(1,931)
Accretable difference	$1,382	$1,677	$860	$697

Fair value	$5,604	$5,828	$2,695	$1,933
Outstanding balance	6,360	6,773	2,916	2,210

[1] Represents the undiscounted principal and interest cash flows expected.

During the period, we acquired PCI investments with the following amounts at the time of purchase:

	June 30, 2019
(In millions)	Fixed maturity securities	Mortgage loans
Contractually required payments receivable	$92	$1,035
Cash flows expected to be collected	74	1,010
Fair value	64	800

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended June 30, 2019		Six months ended June 30, 2019
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Beginning balance	$1,576	$712	$1,677	$697
Purchases of PCI investments, net of sales	(2)	113	6	153
Accretion	(81)	(29)	(172)	(61)
Net reclassification from (to) non-accretable difference	(111)	64	(129)	71
Ending balance at June 30	$1,382	$860	$1,382	$860

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	June 30, 2019	December 31, 2018
Commercial mortgage loans	$8,022	$7,217
Commercial mortgage loans under development	95	80
Total commercial mortgage loans	8,117	7,297
Residential mortgage loans	4,082	3,334
Mortgage loans, net of allowances	$12,199	$10,631

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

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	June 30, 2019		December 31, 2018
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$2,650	32.6%	$2,221	30.5%
Retail	1,553	19.1%	1,660	22.7%
Hotels	959	11.8%	1,040	14.3%
Industrial	1,246	15.4%	1,196	16.4%
Apartment	1,352	16.7%	791	10.8%
Other commercial	357	4.4%	389	5.3%
Total commercial mortgage loans	$8,117	100.0%	$7,297	100.0%

U.S. Region
East North Central	$895	11.0%	$855	11.7%
East South Central	169	2.1%	295	4.0%
Middle Atlantic	1,488	18.3%	1,131	15.5%
Mountain	675	8.3%	616	8.4%
New England	349	4.3%	374	5.1%
Pacific	1,813	22.4%	1,540	21.1%
South Atlantic	1,729	21.3%	1,468	20.2%
West North Central	177	2.2%	173	2.4%
West South Central	822	10.1%	845	11.6%
Total U.S. Region	8,117	100.0%	7,297	100.0%
Total commercial mortgage loans	$8,117	100.0%	$7,297	100.0%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties and is summarized in the following table:

	June 30, 2019	December 31, 2018
U.S. States
California	29.6%	30.3%
Florida	13.6%	16.3%
Texas	5.5%	3.3%
New York	3.8%	7.7%
Other[1]	36.9%	42.4%
Total U.S. residential mortgage loan percentage	89.4%	100.0%
International residential mortgage loan percentage	10.6%	—%
Total residential mortgage loan percentage	100.0%	100.0%

[1]Represents all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of June 30, 2019 and December 31, 2018. We did not record any material activity in the valuation allowance during the six months ended June 30, 2019 or 2018.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of June 30, 2019 and December 31, 2018, $58 million and $48 million, respectively, of our residential mortgage loans were nonperforming.

Commercial mortgage loans – As of June 30, 2019 and December 31, 2018, none of our commercial loans were 30 days or more past due.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	June 30, 2019	December 31, 2018
Less than 50%	$2,110	$1,883
50% to 60%	2,138	1,988
61% to 70%	3,024	2,394
71% to 80%	747	898
81% to 100%	3	54
Commercial mortgage loans	$8,022	$7,217

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

(In millions)	June 30, 2019	December 31, 2018
Greater than 1.20x	$7,220	$6,576
1.00x – 1.20x	394	474
Less than 1.00x	408	167
Commercial mortgage loans	$8,022	$7,217

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

The following summarizes our investment funds, including related party and those owned by consolidated VIEs:

	June 30, 2019		December 31, 2018[1]
(In millions, except for percentages and years)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$249	34.5%	$215	30.6%
Credit funds	169	23.4%	172	24.5%
Private equity	246	34.1%	253	36.0%
Real assets	57	7.9%	56	7.9%
Natural resources	1	0.1%	4	0.6%
Other	—	—%	3	0.4%
Total investment funds	722	100.0%	703	100.0%
Investment funds – related parties
Differentiated investments
AmeriHome Mortgage Company, LLC (AmeriHome)[2]	452	17.5%	463	20.7%
Catalina Holdings Ltd. (Catalina)	262	10.2%	233	10.4%
Athora Holding Ltd. (Athora)[2]	127	4.9%	105	4.7%
Venerable Holdings, Inc. (Venerable)[2]	98	3.8%	92	4.1%
Other	221	8.6%	196	8.8%
Total differentiated investments	1,160	45.0%	1,089	48.7%
Real estate	614	23.8%	497	22.3%
Credit funds	352	13.7%	316	14.2%
Private equity	67	2.6%	18	0.8%
Real assets	150	5.8%	145	6.5%
Natural resources	144	5.6%	104	4.7%
Public equities	91	3.5%	63	2.8%
Total investment funds – related parties	2,578	100.0%	2,232	100.0%
Investment funds owned by consolidated VIEs
MidCap FinCo Designated Activity Company (MidCap)[2]	554	90.5%	553	88.6%
Real estate	41	6.7%	30	4.8%
Real assets	17	2.8%	41	6.6%
Total investment funds owned by consolidated VIEs	612	100.0%	624	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$3,912		$3,559

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2019		December 31, 2018
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$722	$1,274	$703	$1,329
Investment in related parties – investment funds	2,578	4,527	2,232	4,331
Assets of consolidated VIEs – investment funds	612	703	624	727
Investment in fixed maturity securities	22,833	22,218	21,188	21,139
Investment in related parties – fixed maturity securities	2,048	2,110	1,686	1,788
Investment in related parties – equity securities	344	344	120	120
Total non-consolidated investments	$29,137	$31,176	$26,553	$29,434

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 4 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	2,487	$124	$48	2,041	$83	$55
Foreign currency forwards	246	—	1	85	—	1
Total derivatives designated as hedges		124	49		83	56
Derivatives not designated as hedges
Equity options	49,351	2,153	19	49,821	942	11
Futures	7	6	1	4	9	3
Total return swaps	60	—	—	62	—	3
Foreign currency swaps	38	3	1	38	3	2
Interest rate swaps	310	—	1	326	—	1
Credit default swaps	10	—	4	10	—	4
Foreign currency forwards	2,645	13	5	646	6	5
Embedded derivatives
Funds withheld including related party	—	1,205	24	—	(53)	(1)
Interest sensitive contract liabilities	—	—	9,905	—	—	7,969
Total derivatives not designated as hedges		3,380	9,960		907	7,997
Total derivatives		$3,504	$10,009		$990	$8,053

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by July 2049. During the three months ended June 30, 2019 and 2018, we had foreign currency swap gains of $55 million and $101 million, respectively, recorded in AOCI. During the six months ended June 30, 2019 and 2018, we had foreign currency swap gains of $47 million and $45 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the six months ended June 30, 2019 and 2018. As of June 30, 2019, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards entered into during the fourth quarter of 2018 are designated and accounted for as fair value hedges. As of June 30, 2019 and December 31, 2018, the carrying amount of the hedged AFS securities – CLOs was $246 million and $88 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities – CLOs included gains of $0 million and $1 million, respectively. The gains and losses on derivatives and the related hedged items in fair value hedge relationships are recorded in investment related gains (losses) on the condensed consolidated statements of income. The derivatives had losses of $3 million during the three months ended June 30, 2019 and $0 million for the six months ended June 30, 2019, and the related hedged items had losses of $4 million during the three months ended June 30, 2019 and $1 million for the six months ended June 30, 2019.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Equity options	$439	$89	$1,288	$(53)
Futures	(3)	1	(14)	(4)
Swaps	11	(9)	29	(7)
Foreign currency forwards	(1)	14	5	7
Embedded derivatives on funds withheld	735	(49)	1,565	(81)
Amounts recognized in investment related gains (losses)	1,181	46	2,873	(138)
Embedded derivatives in indexed annuity products[1]	(638)	44	(1,655)	291
Total gains (losses) on derivatives not designated as hedges	$543	$90	$1,218	$153

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2019
Derivative assets	$2,299	$(64)	$(2,183)	$52	$—	$52
Derivative liabilities	(80)	64	10	(6)	—	(6)

December 31, 2018
Derivative assets	$1,043	$(52)	$(969)	$22	$(4)	$18
Derivative liabilities	(85)	52	24	(9)	—	(9)

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$60	$—	$60	$—	$—
U.S. state, municipal and political subdivisions	1,407	—	—	1,367	40
Foreign governments	324	—	—	324	—
Corporate	42,800	—	—	41,979	821
CLO	6,641	—	—	6,441	200
ABS	5,232	—	—	3,836	1,396
CMBS	2,790	—	—	2,584	206
RMBS	7,624	—	—	7,624	—
Total AFS securities	66,878	—	60	64,155	2,663
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	134	—	—	134	—
Foreign governments	30	—	—	30	—
Corporate	1,666	—	—	1,660	6
CLO	35	—	—	28	7
ABS	91	—	—	85	6
CMBS	51	—	—	51	—
RMBS	369	—	—	323	46
Total trading securities	2,381	—	3	2,313	65
Equity securities	336	—	47	286	3
Mortgage loans	32	—	—	—	32
Investment funds	163	138	—	—	25
Funds withheld at interest – embedded derivative	704	—	—	—	704
Derivative assets	2,299	—	6	2,293	—
Short-term investments	288	—	56	187	45
Other investments	52	—	—	52	—
Cash and cash equivalents	4,847	—	4,847	—	—
Restricted cash	391	—	391	—	—
Investments in related parties
AFS securities
Corporate	3	—	—	3	—
CLO	782	—	—	745	37
ABS	955	—	—	556	399
Total AFS securities – related party	1,740	—	—	1,304	436
Trading securities
CLO	93	—	—	19	74
ABS	218	—	—	—	218
Total trading securities – related party	311	—	—	19	292
Equity securities	344	—	—	—	344
Investment funds	241	114	—	—	127
Funds withheld at interest – embedded derivative	501	—	—	—	501
Reinsurance recoverable	1,834	—	—	—	1,834
Assets of consolidated VIEs
Trading securities	21	—	—	—	21
Equity securities	6	—	—	—	6
Investment funds	568	554	—	—	14
Cash and cash equivalents	1	—	1	—	—
Total assets measured at fair value	$83,938	$806	$5,411	$70,609	$7,112
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,905	$—	$—	$—	$9,905
Universal life benefits	1,051	—	—	—	1,051
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,535	—	—	—	1,535
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	769	—	—	—	769
Derivative liabilities	80	—	1	75	4
Funds withheld liability – embedded derivative	24	—	—	24	—
Total liabilities measured at fair value	$13,364	$—	$1	$99	$13,264
					(Concluded)

	December 31, 2018
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$57	$—	$54	$3	$—
U.S. state, municipal and political subdivisions	1,293	—	—	1,293	—
Foreign governments	161	—	—	161	—
Corporate	37,097	—	—	36,199	898
CLO	5,361	—	—	5,254	107
ABS	4,920	—	—	3,305	1,615
CMBS	2,357	—	—	2,170	187
RMBS	8,019	—	—	7,963	56
Total AFS securities	59,265	—	54	56,348	2,863
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	126	—	—	126	—
Corporate	1,287	—	—	1,287	—
CLO	9	—	—	8	1
ABS	87	—	—	87	—
CMBS	49	—	—	49	—
RMBS	386	—	—	252	134
Total trading securities	1,949	—	3	1,811	135
Equity securities	216	—	40	173	3
Mortgage loans	32	—	—	—	32
Investment funds	182	153	—	—	29
Funds withheld at interest – embedded derivative	57	—	—	—	57
Derivative assets	1,043	—	9	1,034	—
Short-term investments	191	—	66	125	—
Other investments	52	—	—	52	—
Cash and cash equivalents	2,911	—	2,911	—	—
Restricted cash	492	—	492	—	—
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
					(Concluded)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Trading securities	$78	$(75)	$128	$(164)
Mortgage loans	1	—	1	—
Investment funds	4	13	—	15
Future policy benefits	(52)	51	(92)	135
Total gains (losses)	$31	$(11)	$37	$(14)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	June 30, 2019	December 31, 2018
Unpaid principal balance	$29	$30
Mark to fair value	3	2
Fair value	$32	$32

There were no fair value option mortgage loans 90 days or more past due as of June 30, 2019 and December 31, 2018.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended June 30, 2019
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$40	$—	$—	$40	$—
Corporate	1,035	3	12	32	1	(262)	821	—
CLO	110	—	—	122	—	(32)	200	—
ABS	1,614	2	19	120	—	(359)	1,396	—
CMBS	174	—	1	39	—	(8)	206	—
RMBS	57	—	3	—	—	(60)	—	—
Trading securities
Corporate	10	1	—	—	—	(5)	6	1
CLO	8	(1)	—	—	—	—	7	6
ABS	6	—	—	—	—	—	6	—
RMBS	86	(2)	—	—	1	(39)	46	2
Equity securities	3	—	—	—	—	—	3	1
Mortgage loans	32	1	—	(1)	—	—	32	—
Investment funds	25	2	—	(2)	—	—	25	2
Funds withheld at interest – embedded derivative	446	258	—	—	—	—	704	—
Short-term investments	—	—	—	45	—	—	45	—
Investments in related parties
AFS securities
CLO	—	—	—	37	—	—	37	—
ABS	497	—	13	(8)	—	(103)	399	—
Trading securities
CLO	55	(1)	—	(10)	30	—	74	(1)
ABS	138	(7)	—	(17)	104	—	218	(14)
Equity securities	301	7	—	36	—	—	344	(3)
Investment funds	124	3	—	—	—	—	127	3
Funds withheld at interest – embedded derivative	214	287	—	—	—	—	501	—
Reinsurance recoverable	1,737	97	—	—	—	—	1,834	—
Investments of consolidated VIEs
Trading securities	34	(1)	—	(37)	25	—	21	—
Equity securities	6	—	—	—	—	—	6	(2)
Investment funds	14	—	—	—	—	—	14	(1)
Total Level 3 assets	$6,726	$649	$48	$396	$161	$(868)	$7,112	$(6)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,106)	$(638)	$—	$(161)	$—	$—	$(9,905)	$—
Universal life benefits	(979)	(72)	—	—	—	—	(1,051)	—
Future policy benefits
AmerUs Closed Block	(1,483)	(52)	—	—	—	—	(1,535)	—
ILICO Closed Block and life benefits	(743)	(26)	—	—	—	—	(769)	—
Derivative liabilities	(4)	—	—	—	—	—	(4)	—
Total Level 3 liabilities	$(12,315)	$(788)	$—	$(161)	$—	$—	$(13,264)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Corporate	$681	$(8)	$(5)	$290	$28	$(24)	$962	$—
CLO	167	—	—	211	32	(129)	281	—
ABS	1,290	3	(9)	273	—	(110)	1,447	—
CMBS	63	—	1	152	—	(19)	197	—
RMBS	38	—	—	—	—	(31)	7	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	—	—	—	4	—	—	4	—
CLO	1	—	—	—	26	(1)	26	—
ABS	—	—	—	—	89	—	89	—
RMBS	321	(17)	—	—	—	—	304	3
Equity securities	—	1	—	1	—	—	2	1
Mortgage loans	41	—	—	(3)	—	—	38	—
Investment funds	25	6	—	—	—	—	31	6
Funds withheld at interest – embedded derivative	207	(57)	—	—	—	—	150	—
Investments in related parties
AFS securities
CLO	62	—	—	38	—	(61)	39	—
ABS	4	—	—	46	—	—	50	—
Trading securities
CLO	91	(1)	—	—	24	—	114	1
ABS	171	(7)	—	—	—	—	164	(7)
Investment funds	111	(6)	—	—	—	—	105	(6)
Funds withheld at interest – embedded derivative	—	162	—	—	—	—	162	—
Short-term investments	—	—	—	10	—	—	10	—
Reinsurance recoverable	1,713	4	—	—	—	—	1,717	—
Investments of consolidated VIEs
Trading securities	47	1	—	—	—	—	48	1
Equity securities	28	(2)	—	—	—	—	26	(2)
Investment funds	20	(3)	—	(16)	—	—	1	(3)
Total Level 3 assets	$5,098	$76	$(13)	$1,006	$199	$(375)	$5,991	$(6)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,220)	$44	$—	$(912)	$—	$—	$(8,088)	$—
Universal life benefits	(934)	(9)	—	—	—	—	(943)	—
Future policy benefits
AmerUs Closed Block	(1,541)	51	—	—	—	—	(1,490)	—
ILICO Closed Block and life benefits	(764)	5	—	—	—	—	(759)	—
Derivative liabilities	(5)	—	—	—	—	—	(5)	—
Total Level 3 liabilities	$(10,464)	$91	$—	$(912)	$—	$—	$(11,285)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2019
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$40	$—	$—	$40	$—
Corporate	898	1	10	47	—	(135)	821	—
CLO	107	—	3	121	—	(31)	200	—
ABS	1,615	4	36	129	—	(388)	1,396	—
CMBS	187	1	4	32	—	(18)	206	—
RMBS	56	—	3	1	—	(60)	—	—
Trading securities
Corporate	—	—	—	—	6	—	6	—
CLO	1	(1)	—	—	7	—	7	6
ABS	—	—	—	6	—	—	6	—
RMBS	134	(5)	—	—	2	(85)	46	5
Equity securities	3	—	—	—	—	—	3	—
Mortgage loans	32	1	—	(1)	—	—	32	1
Investment funds	29	(1)	—	(3)	—	—	25	(2)
Funds withheld at interest – embedded derivative	57	647	—	—	—	—	704	—
Short-term investments	—	—	—	45	—	—	45	—
Investments in related parties
AFS securities
CLO	—	—	—	37	—	—	37	—
ABS	328	—	13	161	—	(103)	399	—
Trading securities
CLO	78	(2)	—	(10)	21	(13)	74	2
ABS	149	(18)	—	(17)	104	—	218	(17)
Equity securities	120	11	—	213	—	—	344	—
Investment funds	105	3	—	19	—	—	127	3
Funds withheld at interest – embedded derivative	(110)	611	—	—	—	—	501	—
Reinsurance recoverable	1,676	158	—	—	—	—	1,834	—
Investments of consolidated VIEs
Trading securities	35	(1)	—	(38)	25	—	21	—
Equity securities	13	(2)	—	(5)	—	—	6	(2)
Investment funds	15	(1)	—	—	—	—	14	(1)
Total Level 3 assets	$5,528	$1,406	$69	$777	$165	$(833)	$7,112	$(5)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(1,655)	$—	$(281)	$—	$—	$(9,905)	$—
Universal life benefits	(932)	(119)	—	—	—	—	(1,051)	—
Future policy benefits
AmerUs Closed Block	(1,443)	(92)	—	—	—	—	(1,535)	—
ILICO Closed Block and life benefits	(730)	(39)	—	—	—	—	(769)	—
Derivative liabilities	(4)	—	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,078)	$(1,905)	$—	$(281)	$—	$—	$(13,264)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS Securities
Corporate	$578	$(3)	$(9)	$340	$64	$(8)	$962	$—
CLO	64	—	2	226	17	(28)	281	—
ABS	1,457	5	(17)	157	—	(155)	1,447	—
CMBS	137	1	(3)	152	—	(90)	197	—
RMBS	301	3	(8)	(19)	7	(277)	7	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	—	—	—	4	—	—	4	—
CLO	17	(1)	—	—	10	—	26	—
ABS	77	(4)	—	—	16	—	89	(3)
RMBS	342	(38)	—	—	—	—	304	2
Equity Securities	8	1	—	(7)	—	—	2	—
Mortgage loans	41	—	—	(3)	—	—	38	—
Investment funds	41	(3)	—	(7)	—	—	31	(3)
Funds withheld at interest – embedded derivative	312	(162)	—	—	—	—	150	—
Investments in related parties
AFS Securities
CLO	—	—	—	39	—	—	39	—
ABS	4	—	—	46	—	—	50	—
Trading securities
CLO	105	(2)	—	(18)	29	—	114	1
ABS	—	—	—	—	164	—	164	—
Investment funds	—	(3)	—	108	—	—	105	(3)
Funds withheld at interest – embedded derivative	—	162	—	—	—	—	162	—
Short-term investments	—	—	—	10	—	—	10	—
Reinsurance recoverable	1,824	(107)	—	—	—	—	1,717	—
Investments of consolidated VIEs
Trading securities	48	1	—	(1)	—	—	48	1
Equity securities	28	(2)	—	—	—	—	26	(2)
Investment funds	21	(3)	—	(17)	—	—	1	(3)
Total Level 3 assets	$5,422	$(155)	$(35)	$1,010	$307	$(558)	$5,991	$(10)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,411)	$291	$—	$(968)	$—	$—	$(8,088)	$—
Universal life benefits	(1,005)	62	—	—	—	—	(943)	—
Future policy benefits
AmerUs Closed Block	(1,625)	135	—	—	—	—	(1,490)	—
ILICO Closed Block and life benefits	(803)	44	—	—	—	—	(759)	—
Derivative liabilities	(5)	—	—	—	—	—	(5)	—
Total Level 3 liabilities	$(10,849)	$532	$—	$(968)	$—	$—	$(11,285)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended June 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$40
Corporate	59	—	—	(27)	32
CLO	122	—	—	—	122
ABS	155	—	—	(35)	120
CMBS	73	—	(2)	(32)	39
Mortgage loans	—	—	—	(1)	(1)
Investment funds	—	1	—	(3)	(2)
Short-term investments	48	—	—	(3)	45
Investments in related parties
AFS securities
CLO	37	—	—	—	37
ABS	—	—	—	(8)	(8)
Trading securities
CLO	—	—	(10)	—	(10)
ABS	—	—	—	(17)	(17)
Equity securities	36	—	—	—	36
Investments of consolidated VIEs
Trading securities	—	—	(37)	—	(37)
Total Level 3 assets	$570	$1	$(49)	$(126)	$396

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(301)	$—	$140	$(161)
Total Level 3 liabilities	$—	$(301)	$—	$140	$(161)

	Three months ended June 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$300	$—	$(2)	$(8)	$290
CLO	211	—	—	—	211
ABS	347	—	—	(74)	273
CMBS	152	—	—	—	152
Trading securities, Corporate	4	—	—	—	4
Equity securities	1	—	—	—	1
Mortgage loans	—	—	—	(3)	(3)
Investments in related parties
AFS securities
CLO	38	—	—	—	38
ABS	46	—	—	—	46
Trading securities, CLO	30	—	(30)	—	—
Short-term investments	10	—	—	—	10
Investments of consolidated VIEs
Investment funds	—	—	(16)	—	(16)
Total Level 3 assets	$1,139	$—	$(48)	$(85)	$1,006

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,004)	$—	$92	$(912)
Total Level 3 liabilities	$—	$(1,004)	$—	$92	$(912)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$40
Corporate	147	—	(2)	(98)	47
CLO	121	—	—	—	121
ABS	296	—	(33)	(134)	129
CMBS	73	—	(3)	(38)	32
RMBS	1	—	—	—	1
Trading securities, ABS	6	—	—	—	6
Mortgage loans	—	—	—	(1)	(1)
Investment funds	—	—	—	(3)	(3)
Short-term investments	48	—	—	(3)	45
Investments in related parties
AFS securities
CLO	37	—	—	—	37
ABS	170	—	—	(9)	161
Trading securities
CLO	—	—	(10)	—	(10)
ABS	—	—	—	(17)	(17)
Equity securities	213	—	—	—	213
Investment funds	—	20	—	(1)	19
Investments of consolidated VIEs
Trading securities	—	—	(38)	—	(38)
Equity securities	—	—	(5)	—	(5)
Total Level 3 assets	$1,152	$20	$(91)	$(304)	$777

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(534)	$—	$253	$(281)
Total Level 3 liabilities	$—	$(534)	$—	$253	$(281)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$358	$—	$(5)	$(13)	$340
CLO	231	—	(5)	—	226
ABS	356	—	(21)	(178)	157
CMBS	153	—	—	(1)	152
RMBS	—	—	—	(19)	(19)
Trading securities
Corporate	4	—	—	—	4
CLO	7	—	(7)	—	—
Equity securities	1	—	(8)	—	(7)
Mortgage loans	—	—	—	(3)	(3)
Investment funds	—	—	—	(7)	(7)
Investments in related parties
AFS securities
CLO	39	—	—	—	39
ABS	46	—	—	—	46
Trading securities, CLO	30	—	(48)	—	(18)
Investment funds	108	—	—	—	108
Short-term investments	10	—	—	—	10
Investments of consolidated VIEs
Trading securities	—	—	(1)	—	(1)
Investment funds	—	—	(17)	—	(17)
Total Level 3 assets	$1,343	$—	$(112)	$(221)	$1,010

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,130)	$—	$162	$(968)
Total Level 3 liabilities	$—	$(1,130)	$—	$162	$(968)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS and trading securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. An increase in the discount rate can lower the fair value; a decrease in the discount rate can increase the fair value. As of June 30, 2019, discounts ranged from 3% to 7%, and as of December 31, 2018, discounts ranged from 5% to 9%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	June 30, 2019
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$9,905	Option budget method	Nonperformance risk	0.0%	–	1.2%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.5%	–	7.7%	Decrease

	December 31, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,969	Option budget method	Nonperformance risk	0.3%	–	1.5%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.6%	–	7.3%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$11,880	$12,233	$—	$—	$—	$12,233
Investment funds	559	559	559	—	—	—
Policy loans	480	480	—	—	480	—
Funds withheld at interest	14,603	14,603	—	—	—	14,603
Other investments	67	68	—	—	—	68
Investments in related parties
Mortgage loans	287	288	—	—	—	288
Investment funds	2,337	2,337	2,337	—	—	—
Funds withheld at interest	13,236	13,236	—	—	—	13,236
Other investments	387	393	—	—	—	393
Assets of consolidated VIEs
Investment funds	44	44	44	—	—	—
Total financial assets not carried at fair value	$43,880	$44,241	$2,940	$—	$480	$40,821

Financial liabilities
Interest sensitive contract liabilities	$55,732	$56,124	$—	$—	$—	$56,124
Long-term debt	991	1,009	—	—	1,009	—
Funds withheld liability	735	735	—	—	735	—
Total financial liabilities not carried at fair value	$57,458	$57,868	$—	$—	$1,744	$56,124

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$10,308	$10,424	$—	$—	$—	$10,424
Investment funds	521	521	521	—	—	—
Policy loans	488	488	—	—	488	—
Funds withheld at interest	14,966	14,966	—	—	—	14,966
Other investments	70	70	—	—	—	70
Investments in related parties
Mortgage loans	291	290	—	—	—	290
Investment funds	2,031	2,031	2,031	—	—	—
Funds withheld at interest	13,687	13,687	—	—	—	13,687
Other investments	386	361	—	—	—	361
Assets of consolidated VIEs
Investment funds	57	57	57	—	—	—
Total financial assets not carried at fair value	$42,805	$42,895	$2,609	$—	$488	$39,798

Financial liabilities
Interest sensitive contract liabilities	$54,655	$51,655	$—	$—	$—	$51,655
Long-term debt	991	910	—	—	910	—
Funds withheld liability	722	722	—	—	722	—
Total financial liabilities not carried at fair value	$56,368	$53,287	$—	$—	$1,632	$51,655

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	354	130	—	484
Amortization	(472)	(18)	(20)	(510)
Impact of unrealized investment (gains) losses	(300)	(98)	(159)	(557)
Balance at June 30, 2019	$3,503	$813	$1,008	$5,324

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2017	$1,375	$520	$1,077	$2,972
Additions	1,600	120	—	1,720
Amortization	(76)	(43)	(95)	(214)
Impact of unrealized investment (gains) losses	94	42	140	276
Balance at June 30, 2018	$2,993	$639	$1,122	$4,754

6. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

	Three months ended June 30, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$596	$96	$13	$3	$4	$8

Basic weighted average shares outstanding	158.5	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.3	—	—	—	—	0.3
Diluted weighted average shares outstanding	158.8	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$3.76	$3.76	$3.76	$3.76	$3.76	$3.76
Diluted	$3.75	$3.76	$3.76	$3.76	$3.76	$3.28

	Three months ended June 30, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$214	$33	$5	$1	$1	$3

Basic weighted average shares outstanding	164.5	25.5	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.3	—	—	—	—	0.6
Diluted weighted average shares outstanding	164.8	25.5	3.4	0.8	1.0	2.7

Earnings per share
Basic	$1.30	$1.30	$1.30	$1.30	$1.30	$1.30
Diluted	$1.30	$1.30	$1.30	$1.29	$1.30	$1.02

	Six months ended June 30, 2019
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$1,184	$189	$25	$6	$8	$16

Basic weighted average shares outstanding	159.4	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.3	—	—	—	—	0.3
Diluted weighted average shares outstanding	159.7	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$7.43	$7.43	$7.43	$7.43	$7.43	$7.43
Diluted	$7.41	$7.43	$7.43	$7.43	$7.43	$6.45

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2018
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income – basic and diluted	$424	$90	$9	$2	$3	$6

Basic weighted average shares outstanding	156.6	33.3	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.8
Diluted weighted average shares outstanding	157.0	33.3	3.4	0.8	1.0	2.9

Earnings per share
Basic	$2.71	$2.71	$2.71	$2.71	$2.71	$2.71
Diluted	$2.70	$2.71	$2.71	$2.68	$2.68	$1.98

We use the two-class method for allocating net income to each class of our common stock. Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 31.6 million and 35.4 million shares, restricted stock units and options as of June 30, 2019 and 2018, respectively.

7. Equity

Preferred Stock—On June 10, 2019, we issued 34,500 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share (Preferred Stock). Dividends on the Preferred Stock will be payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year, commencing on September 30, 2019, at a rate equal to 6.35% of the liquidation preference per year. The Preferred Stock ranks senior to our common shares with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Share Repurchase Authorization—In December 2018, our board of directors approved an authorization for the repurchase of our Class A shares under our repurchase program. In the first quarter of 2019, our board of directors approved an additional authorization, which was conditioned upon the further approval by a committee of our board of directors. Such further approval was granted during the second quarter of 2019. In connection with the offering of the Preferred Stock described above, during the second quarter of 2019, our board of directors authorized a $120 million increase in our authority to repurchase our Class A common shares to offset any near-term earnings dilution from the issuance of the Preferred Stock. We may repurchase shares in open market transactions, in privately negotiated transactions or otherwise. The size and timing of repurchases will depend on legal requirements, market and economic conditions and other factors, and are solely at our discretion. The program has no expiration date, but may be modified, suspended or terminated by the board at any time.

The following summarizes the activity on our share repurchase authorization:

(In millions)
Initial authorization	$250
Repurchases	(100)
Remaining authorization at December 31, 2018	150
First additional authorization	247
Second additional authorization	120
Repurchases	(423)
Remaining authorization at June 30, 2019	94
Third additional authorization	350
Repurchases	(19)
Remaining authorization at August 5, 2019	$425

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)—The following provides the details of AOCI and changes in AOCI:

(In millions)	June 30, 2019	December 31, 2018
AFS securities	$2,965	$(766)
DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	(837)	154
Noncredit component of OTTI losses on AFS securities	(21)	(19)
Hedging instruments	98	51
Pension adjustments	(3)	(2)
Foreign currency translation adjustments	(3)	(3)
Accumulated other comprehensive income (loss), before taxes	2,199	(585)
Deferred income taxes	(439)	113
Accumulated other comprehensive income (loss)	$1,760	$(472)

Changes in AOCI are presented below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$1,776	$(889)	$3,758	$(2,171)
Change in DAC, DSI, VOBA and future policy benefits adjustment	(480)	198	(991)	608
Less: Reclassification adjustment for gains (losses) realized in net income[1]	34	11	27	30
Less: Income tax expense (benefit)	249	(145)	542	(304)
Net unrealized investment gains (losses) on AFS securities	1,013	(557)	2,198	(1,289)
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	—	1	(1)	—
Less: Reclassification adjustment for losses realized in net income[1]	1	1	1	—
Net noncredit component of OTTI losses on AFS securities	(1)	—	(2)	—
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	55	101	47	45
Less: Income tax expense	12	29	10	9
Net unrealized gains (losses) on hedging instruments	43	72	37	36
Pension adjustments	—	—	(1)	3
Foreign currency translation adjustments	(1)	(2)	—	(10)
Change in AOCI from other comprehensive income (loss)	1,054	(487)	2,232	(1,260)
Adoption of accounting standards	—	—	—	(42)
Change in AOCI	$1,054	$(487)	$2,232	$(1,302)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Related Parties

Athene Asset Management

Current fee structure – Substantially all of our investments are managed by Athene Asset Management LLC (AAM), a subsidiary of AGM. AAM provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support.

During the second quarter of 2019, we entered into the Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between us and AAM (Fee Agreement). Under the Fee Agreement, effective retroactive to January 1, 2019, we pay AAM:

(1)
a base management fee equal to the sum of (i) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) on December 31, 2018 (Backbook Value) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (ii) 0.15% per year of the amount, if any (Incremental Value), by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value; plus

(2)
with respect to each asset in an Account, subject to certain exceptions, that is managed by Apollo and that belongs to a specified asset class tier (Core, Core Plus, Yield, and High Alpha), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

(i)
0.065% of the market value of Core assets, which include public investment grade corporate bonds, municipal securities, agency RMBS or CMBS, and obligations of governmental agencies or government sponsored entities that are not expressly backed by the U.S. government;

(ii)
0.13% of the market value of Core Plus assets, which include private investment grade corporate bonds, fixed rate first lien commercial mortgage loans (CML), and certain obligations issued or assumed by financial institutions and determined by Apollo to be “Tier 2 Capital” under Basel III, a set of recommendations for international banking regulations developed by the Bank for International Settlements;

(iii)
0.375% of the market value of Yield assets, which include non-agency RMBS, investment grade CLO, CMBS and other ABS (other than RMBS and CLO), emerging market investments, below investment grade corporate bonds, subordinated debt obligations, hybrid securities or surplus notes issued or assumed by a financial institution, rated preferred equity, residential mortgage loans (RML), bank loans, investment grade infrastructure debt, and floating rate CMLs on slightly transitional or stabilized traditional real estate;

(iv)
0.70% of the market value of High Alpha assets, which include subordinated CML, below investment grade CLO, unrated preferred equity, debt obligations originated by MidCap, CMLs for redevelopment or construction loans or secured by non-traditional real estate, below investment grade infrastructure debt, certain loans originated directly by Apollo (other than MidCap loans), and agency mortgage derivatives; and

(v)	0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

The following represents assets based on the above sub-allocation structure:

(In millions)	June 30, 2019	Percent of Total
Core	$30,612	26.5%
Core Plus	30,008	25.9%
Yield	42,161	36.4%
High Alpha	4,588	4.0%
Other	8,327	7.2%
Total sub-allocation assets	$115,696	100.0%

Additionally, the Fee Agreement provides for a possible payment by AAM to us, or a possible payment by us to AAM, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of our investments that consist of Core and Core Plus assets. If more than 60% of our invested assets that are subject to the sub-allocation fees are invested in Core and Core Plus assets, we will receive a 0.025% fee reduction on the Incremental Value. If less than 50% of our invested assets that are subject to the sub-allocation fee are invested in Core and Core Plus assets, we will pay an additional fee of 0.025% on Incremental Value. Under the Fee Agreement, sub-advisory fees (as defined below) are no longer recharged to us under the Master Sub-Advisory Agreements (MSAAs). See –Historical fee structure below for further discussion of the MSAAs.

During the three months ended June 30, 2019 and 2018, we incurred management fees of $94 million and $86 million, respectively. During the six months ended June 30, 2019 and 2018, we incurred management fees of $186 million and $169 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of June 30, 2019 and December 31, 2018, management fees payable were $72 million and $54 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Historical fee structure – Prior to January 1, 2019, we paid AAM an annual fee of 0.40%, subject to certain discounts and exceptions, on all assets that AAM managed in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) up to $65,846 million and 0.30% per year on assets managed in excess of such amount. Additionally, for certain assets which required specialized sourcing and underwriting capabilities, AAM had chosen to mandate sub-advisors rather than build out in-house capabilities. AAM entered into MSAAs with certain Apollo affiliates to sub-advise AAM with respect to a portion of our assets, with the fees recharged to us, in addition to the gross fee paid to AAM as described above.

The MSAAs covered services rendered by Apollo-affiliated sub-advisors relating to the following investments:

(In millions, except for percentages)	December 31, 2018
AFS securities
Foreign governments	$153
Corporate	3,398
CLO	5,703
ABS	663
CMBS	880
Trading securities	87
Equity securities	2
Mortgage loans	3,507
Investment funds	157
Funds withheld at interest	4,126
Other investments	70
Total assets sub-advised by Apollo affiliates	$18,746
Percent of assets sub-advised by Apollo affiliates to total AAM-managed assets	18%

AAM paid Apollo 0.40% per year on all assets in the North American Accounts explicitly sub-advised by Apollo up to $10,000 million, 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $10,000 million up to $12,441 million, 0.40% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $12,441 million up to $16,000 million, and 0.35% per year on all assets in such accounts explicitly sub-advised by Apollo in excess of $16,000 million, subject to certain exceptions (sub-advisory fees).

Investment management agreement (IMA) termination – Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and AAM, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and (ii) prior written notice to AAM of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM or (ii) the fees being charged by AAM are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM and AAM will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by AAM are unfair and excessive, AAM has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with AAM, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to AAM’s advisory business, or (ii) AAM’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an event described in clause (B)(i) or (B)(ii), AAM shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”).

Governance – We have a management investment committee, which includes members of our senior management and reports to the risk committee of our board of directors. The committee focuses on strategic decisions involving our investment portfolio, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions, as well as monitoring our credit risk, and the management of our assets and liabilities.

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

Other related party transactions

A-A Mortgage Opportunities, L.P. (A-A Mortgage) – We have an equity method investment of $452 million and $463 million as of June 30, 2019 and December 31, 2018, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $0 million and $167 million of residential mortgage loans under this agreement during the three months ended June 30, 2019 and 2018, respectively. We purchased $0 million and $211 million of residential mortgage loans under this agreement during the six months ended June 30, 2019 and 2018, respectively. Additionally, we purchased ABS securities issued by AmeriHome affiliates in the amount of $0 million and $65 million during the six months ended June 30, 2019 and 2018, respectively, which are included in related party AFS securities on the consolidated balances sheets. We also have commitments to make additional equity investments in A-A Mortgage of $169 million as of June 30, 2019.

MidCap – AAA Investment (Co Invest VII), L.P. (CoInvest VII) holds a significant investment in MidCap, which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have also advanced amounts under a subordinated debt facility to Midcap and, as of June 30, 2019 and December 31, 2018, the principal balance was $245 million, which is included in other related party investments on the condensed consolidated balance sheets. Our total investment in MidCap, including amounts advanced under credit facilities, was $793 million and $792 million as of June 30, 2019 and December 31, 2018, respectively. Additionally, we purchased ABS and CLO securities issued by MidCap affiliates of $74 million and $143 million for the three months ended June 30, 2019 and 2018, respectively, and $76 million and $205 million for the six months ended June 30, 2019 and 2018, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third part to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2019, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $127 million and $105 million as of June 30, 2019 and December 31, 2018, respectively. Additionally, as of June 30, 2019 and December 31, 2018, we had $165 million and $166 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $447 million as of June 30, 2019.

Venerable – In connection with our coinsurance and modco agreements with Voya Insurance and Annuity Company (VIAC), we have a minority equity investment in VA Capital Company LLC (VA Capital), which was $98 million and $92 million as of June 30, 2019 and December 31, 2018, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the holding company of Venerable. Additionally, as of June 30, 2019, we have a $148 million, 15-year term loan receivable from Venerable, which is held at amortized cost and included in related party other investments on the condensed consolidated balance sheets. While management views the overall transactions with VIAC and Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions. Venerable is the holding company of VIAC.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Strategic Partnership – On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of AAM and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of June 30, 2019 and December 31, 2018, we had $28 million and $16 million, respectively, of investments under the Strategic Partnership and these investments are classified as investment funds of consolidated VIEs.

9. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $3,192 million and $3,036 million as of June 30, 2019 and December 31, 2018, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2019 and December 31, 2018, we had $926 million of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer up to $10 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2019 and December 31, 2018, we had $3,000 million and $2,700 million, respectively, of FABN funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2019	December 31, 2018
AFS securities	$7,293	$5,439
Trading securities	342	68
Equity securities	2	2
Mortgage loans	2,196	1,830
Investment funds	61	53
Derivative assets	83	24
Short-term investments	61	77
Other investments	47	47
Restricted cash	391	492
Total restricted assets	$10,476	$8,032

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

Letter of Credit—We have an unused letter of credit for $203 million as of June 30, 2019. This letter of credit was issued for our reinsurance program and expires by December 31, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of June 30, 2019, had an asset value of $378 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief, which the defendants have moved to dismiss. The court heard oral arguments on February 13, 2019 and has taken the matter under advisement. The court issued an opinion on July 31, 2019 that did not address the merits, but found that Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. We are evaluating next steps. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $186 million as of June 30, 2019.

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

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to the New York State Department of Financial Services (NYSDFS), the California Department of Insurance (CDI) and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examination or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of such annuity policies, including the administration of such blocks by AllianceOne. On June 28, 2018 we entered into a consent order with the NYSDFS resolving that matter in a manner that, when considering the indemnification received from affiliates of Global Atlantic, did not have a material impact on our financial condition, results of operations or cash flows. Global Atlantic is currently in negotiation with the CDI to resolve the pending action related to the converted life insurance policies. We do not expect any settlement to be material to our financial condition, results of operations or cash flows.

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

On January 23, 2019, we received a letter from the NYSDFS, with respect to a recent pension risk transfer (PRT) transaction, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities performed by employees in our PRT channel, including specific activities performed within New York. We are currently in discussions with the NYSDFS to resolve its concerns. It is reasonably possible that losses experienced as a result of settling this matter may exceed the amount accrued with respect to this matter as of June 30, 2019. Currently, we are unable to reasonably estimate the amount of such excess, if any.

Caldera Matters – On May 3, 2018, AHL filed a writ commencing litigation in the Supreme Court of Bermuda against a former officer of AHL, a former director of AHL (who is also considered a former officer pursuant to Bermuda law), and Caldera Holdings, Ltd. (Caldera). AHL alleges in the writ, among other things, that the defendants breached various duties owed to AHL under Bermuda law by using AHL’s confidential information in their attempted acquisition of a company referred to in the litigation as Company A. AHL is seeking injunctive relief and damages. Athene amended its writ on October 16, 2018. The trial court denied motions to dismiss made by defendant Caldera on June 28, 2018 and by the former officer and former director defendants on January 14, 2019. A fully briefed and argued appeal of those rulings is pending before the Appeals Court.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 3, 2018, following AHL’s filing of the writ in Bermuda described above, Caldera, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P., commenced an action in the Supreme Court of the State of New York, County of New York, by filing a Summons with Notice against AHL, Apollo, certain affiliates of Apollo and Leon Black, a founder of Apollo. On July 12, 2018, plaintiffs filed a complaint alleging claims for tortious interference with prospective business relations, defamation, and unfair competition related to plaintiffs’ attempt to purchase Company A and seeking alleged damages of “no less than $1.5 billion.” AHL has moved to dismiss the complaint. On January 21, 2019, plaintiffs filed an amended complaint, which revised certain allegations about jurisdiction, venue and the merits of the plaintiffs’ claims. We have renewed our motion to dismiss and the matter is fully briefed and argued. We believe we have meritorious defenses to the claims and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

Central Laborers’ Pension Fund (CLPF) and Cambria County Employees’ Retirement System (Cambria) – On June 18, 2019 and July 25, 2019, CLPF and Cambria, respectively, filed derivative actions against AAM and AGM, as defendants, and us, as a nominal defendant, in New York State Court (the New York Actions). CLPF and Cambria, both purporting to be our shareholders, each allege that AAM and AGM injured us by causing us to pay excessive management fees to AAM and AGM. The complaints do not name any of our directors as defendants, but allege certain breaches of fiduciary duty. Both complaints seek forms of injunctive relief and disgorgement, but neither complaint seeks monetary relief from us.

On July 5, 2019 and July 29, 2019, the Supreme Court of Bermuda enjoined CLPF and Cambria, respectively, from taking any further steps to advance or otherwise positively participate in its respective New York Action in light of the exclusive jurisdiction provision in our bye-laws. On July 31, 2019, CLPF and Cambria each filed a notice that it was dismissing its claims in its respective New York Action.

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

Adjusted operating revenue is a component of adjusted operating income and excludes market volatility and adjustments for other non-operating activity. Our adjusted operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Retirement Services	$2,248	$1,873	$5,554	$3,130
Corporate and Other	24	26	56	53
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	466	97	1,406	(61)
Investment gains (losses), net of offsets	682	(149)	1,395	(255)
VIE expenses and noncontrolling interest	—	2	—	2
Other adjustments to revenues	(51)	(47)	(81)	(56)
Total revenues	$3,369	$1,802	$8,330	$2,813

Adjusted operating income is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income equals net income adjusted to eliminate the impact of the following non-operating adjustments:

•	Investment gains (losses), net of offsets;

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Integration, restructuring and other non-operating expenses;

•	Stock-based compensation, excluding the long-term incentive plan (LTIP); and

•	Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income to net income presented on the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Retirement Services	$376	$287	$662	$526
Corporate and Other	(6)	1	(5)	3
Non-operating adjustments
Investment gains (losses), net of offsets	417	(74)	875	(107)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(57)	68	(84)	154
Integration, restructuring and other non-operating expenses	(11)	(8)	(12)	(16)
Stock-based compensation, excluding LTIP	(3)	(2)	(6)	(5)
Income tax (expense) benefit – non-operating	4	(15)	(2)	(21)
Net income	$720	$257	$1,428	$534

The following represents total assets by segment:

(In millions)	June 30, 2019	December 31, 2018
Retirement Services	$136,565	$123,498
Corporate and Other	2,415	2,007
Total assets	$138,980	$125,505

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

We have established a significant base of earnings and, as of June 30, 2019, have an expected Retirement Services annual net investment spread, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.6 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our consolidated annualized ROE for the six months ended June 30, 2019 and the year ended December 31, 2018 was 27.7% and 12.1%, respectively, and our consolidated annualized adjusted operating ROE was 14.6% and 13.9%, respectively. For the six months ended June 30, 2019 and the year ended December 31, 2018, in our Retirement Services segment, we generated an annualized net investment spread of 1.52% and 1.70%, respectively, and an annualized adjusted operating ROE of 17.1% and 18.4%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 2.44% and 2.65% for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. As of June 30, 2019, our deferred annuities had a weighted-average life of 9.0 years and made up a significant portion of our reserve liabilities. We currently maintain what we believe to be high capital ratios for our rating and, as of June 30, 2019, hold approximately $1.5 billion of excess capital, which we view as strategic capital available to reinvest into organic and inorganic growth opportunities.

The following table presents the deposits generated from our organic and inorganic channels:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Retail sales	$1,909	$2,038	$3,725	$3,324
Flow reinsurance	1,125	473	2,145	677
Funding agreements	299	125	299	425
Pension risk transfer	706	54	2,629	320
Total organic deposits	4,039	2,690	8,798	4,746
Inorganic deposits	—	19,104	—	19,104
Total deposits	$4,039	$21,794	$8,798	$23,850

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $8.8 billion and $4.7 billion in the six months ended June 30, 2019 and 2018, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $5.7 billion and $3.6 billion for the six months ended June 30, 2019 and 2018, respectively. We believe that our improving credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $3.7 billion and $3.3 billion for the six months ended June 30, 2019 and 2018, respectively. The increase in our retail channel was driven by significant growth in our bank and broker-dealer channel including the addition of new partners and new product introductions. We aim to grow our retail channel by deepening our relationships with our approximately 55 independent marketing organizations (IMO); approximately 44,000 independent agents; and our growing network of 12 small and mid-sized banks and 83 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. We have recently implemented a new technology platform for our retail business to expand operational capabilities. Additionally, we focus on hiring and training a specialized sales force and continuously create products to capture new potential distribution opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $2.1 billion and $677 million for the six months ended June 30, 2019 and 2018, respectively. The increase in our flow reinsurance channel was driven by the addition of new partners and new product launches by our partners. We expect that our improving credit profile and our reliable reputation will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated deposits of $2.9 billion and $745 million for the six months ended June 30, 2019 and 2018, respectively. The increase in our institutional channel is driven by higher PRT deposits. During the six months ended June 30, 2019, we closed three PRT transactions and issued group annuity contracts in the aggregate principal amount of $2.6 billion, compared to $320 million during the six months ended June 30, 2018. Since entering the PRT channel in 2017 through June 30, 2019, we had closed 14 deals involving more than 143,000 plan participants resulting in the issuance of group annuities of $7.5 billion. We issued funding agreements of $299 million and $425 million for the six months ended June 30, 2019 and 2018, respectively. While unfavorable market conditions have limited our issuances of funding agreements early in 2019, we did issue one funding agreement under our FABN program in June. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth and in 2018, we generated $27.0 billion of deposits driven by two block reinsurance transactions. On June 1, 2018, we closed on the Voya reinsurance transaction pursuant to which we entered into coinsurance and modco agreements with VIAC and ReliaStar Life Insurance Company (RLI) to reinsure a block of fixed and fixed indexed annuities providing $19.1 billion of deposits. On December 7, 2018, we entered into a modified coinsurance agreement with Lincoln, with an effective date of October 1, 2018, to reinsure an 80% quota share of fixed deferred and fixed indexed annuities providing $7.9 billion of deposits. We expect that our inorganic channels will continue to be important sources of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With our relationship with Apollo, we are a solutions provider with a proven track record to close transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

In order to support our growth aspirations and capital deployment opportunities, we established a long-duration, on-demand capital vehicle Athene Co-Invest Reinsurance Affiliate (ACRA). Currently ACRA is a wholly owned subsidiary that is expected to participate in qualifying transactions and other certain transactions by drawing two-thirds of the required capital for such transactions from third-party investors. See –Recent Developments for further information on qualifying transactions. To date, Apollo/Athene Dedicated Investment Program (ADIP), the investment fund managed by Apollo that will fund ACRA, has raised nearly $1.5 billion, and significant additional commitments are expected to close over the coming months. This shareholder-friendly, strategic capital solution is expected to allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong balance sheet position.

Industry Trends and Competition

Market Conditions

The U.S. Federal Reserve, at its July 31st meeting, announced a 25 basis point rate cut, which conforms with its increasingly accommodative policy stance. However, the characterization of it as a “mid-cycle adjustment” may suggest that an extended easing cycle is not in the foreseeable future. Additionally, the inversion of the rate curve has persisted for most of the second quarter of 2019. Whether the curve inversion signals low long-term inflation expectations, an impending recession, or is simply due to supply dynamics in the global search for asset yield, the level of longer dated Treasury yields affects the yield that we earn on invested assets. While current economic fundamentals appear strong, uncertainty about future fiscal policy, the scope of potential deregulation, the imposition of tariffs or other barriers to international trade and levels of global trade, the future path of the Federal Reserve’s quantitative tightening or easing, along with uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth, may trigger continued volatility across financial markets, and specifically equity market volatility, which may adversely affect the hedging costs of our liability policy hedging program. Credit market volatility, which may widen credit spreads, benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

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

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In July, the Federal Reserve decreased treasury rates for the first time in a decade. Interest rates in the United States remain lower than historical levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment. Our investment portfolio includes $19.9 billion of floating rate investments, or 17% of our total invested assets as of June 30, 2019.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of June 30, 2019, most of our products were fixed annuities with 23% of our FIAs at the minimum guarantees and 43% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2019, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 100 to 110 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements or life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

According to LIMRA, total fixed annuity market sales in the United States were $38.0 billion for the three months ended March 31, 2019, a 38.2% increase over 2018. In the total fixed annuity market, for the three months ended March 31, 2019 (the most recent period for which specific market share data is available), we were the 6th largest company based on sales of $1.8 billion, translating to a 4.8% market share. For the three months ended March 31, 2018, our market share was 4.7% with sales of $1.3 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $69.6 billion in sales for the year ended December 31, 2018. According to LIMRA data, for the three months ended March 31, 2019 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs based on sales of $1.6 billion, and our market share for the same period was 8.9%. For the three months ended March 31, 2018, we were the 2nd largest provider of FIAs based on sales of $1.2 billion, translating to an 8.3% market share.

Recent Developments

In order to enhance our capital position and further support our stated business objectives, including continued profitable organic growth, acting as a solutions provider in the restructuring of the fixed annuity industry, maintaining capital for opportunistic investment, pursuing ratings upgrades and facilitating the repurchase of our common shares at attractive returns, we expect that ALRe will enter into a framework agreement (the Framework Agreement) with ACRA. Under the Framework Agreement and related transaction documents, ACRA would receive capital commitments from ALRe and ADIP. Entry into the Framework Agreement and related agreements are subject to ADIP’s continuing private fundraising efforts and final approvals from a special committee of our board of directors, acting under authority granted by our board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a period expiring approximately three years following the one-year anniversary of the first ADIP fund closing (subject to two one-year extension periods by ADIP, the Commitment Period), ACRA would have the right to participate (through itself or other legal entities formed pursuant to the Framework Agreement for purposes of entering into such transactions) in substantially all legal entity acquisition transactions, third-party block reinsurance transactions and pension risk transfer transactions, as well as certain flow reinsurance transactions with third-party counterparties (each, a Qualifying Transaction). ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements from time to time, subject to certain conditions. ACRA’s election to participate in Qualifying Transactions would be determined by the Transaction Committee of ACRA, which would be a committee of the board of directors of ACRA comprised of our representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, we would have the right to pursue the Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions would be subject to capital requirements and other terms and conditions.

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

In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the Commitment Period), ALRe or its applicable affiliate would have the right (Commutation Right) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP achieving a minimum return with respect to such Participating Transaction. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction would terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Framework Agreement and related transaction documents), ALRe would be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe would have the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.

ALRe currently retrocedes, and following any sale by ALRe of an economic interest in ACRA to ADIP would continue to retrocede, to ACRA 100% of approximately $7 billion of certain fixed deferred and fixed indexed annuities. In addition, it is expected that AARe will cede to ACRA 100% of approximately $2.5 billion of group annuities associated with certain PRT transactions that have been consummated, but for which reinsurance agreements have not yet been executed. In connection with future Participating Transactions, ACRA would draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions.

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

In addition, ACRA is expected to agree to pay a monthly fee to AAM for asset management services in an amount equal to the marginal base investment management fees and sub-allocation fees we pay to AAM pursuant to the Fee Agreement. See Note 8 – Related Parties to the condensed consolidated financial statements for further discussion regarding the Fee Agreement.

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

•
Integration, Restructuring, and Other Non-operating Expenses—Integration, restructuring, and other non-operating expenses consist of restructuring and integration expenses related to acquisitions and block reinsurance costs as well as certain other expenses which are not predictable or related to our underlying profitability drivers.

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

We consider these non-operating adjustments to be meaningful adjustments to net income for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income, we believe adjusted operating income provides a meaningful financial metric that helps investors understand our underlying results and profitability. Adjusted operating income should not be used as a substitute for net income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted ROE, Adjusted Operating ROE and Adjusted Net Income

Adjusted ROE, adjusted operating ROE and adjusted net income are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, in each case net of DAC, DSI, rider reserve and tax offsets. Adjusted ROE is calculated as adjusted net income, divided by average adjusted common shareholders’ equity. Adjusted common shareholders’ equity is calculated as the ending shareholders’ equity available to common shareholders excluding AOCI, the cumulative change in fair value of funds withheld and modco reinsurance assets and preferred stock. Adjusted operating ROE is calculated as the adjusted operating income, divided by average adjusted common shareholders’ equity. Adjusted net income is calculated as net income excluding the change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted ROE, adjusted operating ROE and adjusted net income should not be used as a substitute for ROE and net income. However, we believe the adjustments to equity are significant to gaining an understanding of our overall financial performance.

Adjusted Operating Earnings Per Common Share, Weighted Average Common Shares Outstanding – Adjusted Operating and Adjusted Book Value Per Common Share

Adjusted operating earnings per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represents an economic view of our share counts and provides a simplified and consistent view of our outstanding shares. Adjusted operating earnings per common share is calculated as the adjusted operating income, over the weighted average common shares outstanding – adjusted operating. Adjusted book value per common share is calculated as the adjusted common shareholders’ equity divided by the adjusted operating common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and payment of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive, after considering the dilutive effects of the more dilutive securities in the sequence, they are excluded. Weighted average common shares outstanding – adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share should not be used as a substitute for basic earnings per share – Class A common shares, basic weighted average common shares outstanding – Class A or book value per common share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt excluding consolidated variable interest entities (VIEs) divided by adjusted shareholders’ equity. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to total debt and shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

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

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2019	2018	2019	2018
Revenues	$3,369	$1,802	$8,330	$2,813
Benefits and expenses	2,619	1,481	6,840	2,170
Income before income taxes	750	321	1,490	643
Income tax expense	30	64	62	109
Net income	$720	$257	$1,428	$534

ROE	25.6%	12.0%	27.7%	12.1%
Adjusted ROE	17.1%	17.3%	15.9%	17.2%

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

In this section, references to 2019 refer to the three months ended June 30, 2019 and references to 2018 refer to the three months ended June 30, 2018.

Net Income

Net income increased by $463 million, or 180%, to $720 million in 2019 from $257 million in 2018. ROE increased to 25.6% from 12.0% in 2018, and adjusted ROE decreased to 17.1% from 17.3% in 2018. The increase in net income was driven by a $1.6 billion increase in revenues, partially offset by an increase of $1.1 billion in benefits and expenses.

Revenues

Revenues increased by $1.6 billion to $3.4 billion in 2019 from $1.8 billion in 2018. The increase was driven by an increase in investment related gains and losses, higher net investment income and higher product charges.

Investment related gains and losses increased by $1.3 billion to $1.3 billion in 2019 from $(2) million in the prior year, primarily due to the change in fair value of reinsurance assets, the change in fair value of FIA hedging derivatives, the change in fair value of trading securities and the change in realized gains on AFS securities. The change in fair value of reinsurance assets increased by $784 million primarily driven by the change in the value of the underlying assets related to the decrease in U.S. Treasury rates and credit spreads tightening. The change in fair value of FIA hedging derivatives increased $350 million driven by the strong performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 3.8% in 2019, compared to an increase of 2.9% in 2018. The favorable change in fair value of trading securities of $155 million was comprised primarily of an increase in AmerUs Closed Block assets of $95 million related to higher gains resulting from a decrease in U.S. Treasury rates and credit spreads tightening compared to prior year. The favorable change in realized gains on AFS securities of $38 million was driven by a higher level of sales favorably impacted by the lower interest rate environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $203 million to $1.2 billion in 2019 from $958 million in 2018, primarily driven by earnings from growth in our investment portfolio attributed to the Voya and Lincoln reinsurance transactions and a strong increase in deposits over the prior twelve months. Additionally, net investment income increased due to favorable alternative performance compared to prior year.

Product charges increased by $26 million to $132 million in 2019 from $106 million in 2018, primarily driven by growth in the block of business and charges related to the addition of the Voya and Lincoln reinsurance liabilities.

Benefits and Expenses

Benefits and expenses increased by $1.1 billion to $2.6 billion in 2019 from $1.5 billion in 2018. The increase was driven by an increase in interest sensitive contract benefits, an increase in future policy benefits, an increase in amortization of DAC and VOBA, and an increase in policy and other operating expenses.

Interest sensitive contract benefits increased by $752 million to $1.1 billion in 2019 from $342 million in 2018, driven by an increase in FIA fair value embedded derivatives of $690 million and growth in the block of business. The change in the FIA fair value embedded derivatives was due to the unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018, which experienced an increase in discount rates, as well as the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 3.8% in 2019, compared to an increase of 2.9% in 2018.

Future policy and other policy benefits increased by $193 million to $1.1 billion in 2019 from $864 million in 2018, primarily attributable to higher PRT obligations, an increase in the change in AmerUs Closed Block fair value liability, and higher benefits for payout annuities with life contingencies due to the Voya reinsurance transaction, partially offset by the 2018 Voya reinsurance policyholder obligations at inception. The unfavorable change in the AmerUs Closed Block fair value liability of $103 million was primarily driven by the increase in unrealized gains on the underlying investments related to the change in U.S. Treasury rates compared to prior year and credit spreads tightening.

DAC and VOBA amortization increased by $172 million to $261 million in 2019 from $89 million in 2018, primarily due to the change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives and growth in the block, partially offset by the unfavorable net change in FIA derivatives.

Policy and other operating expenses increased by $31 million to $185 million in 2019 from $154 million in 2018, primarily driven by growth in our business including the Voya and Lincoln reinsurance transactions.

Taxes

Income tax expense decreased by $34 million to $30 million in 2019 from $64 million in 2018. The income tax expense for 2019 reflects the implementation of additional reinsurance arrangements in the third quarter of 2018, which are common in the insurance industry.

Our effective tax rate in the second quarter of 2019 was 4% and 20% in 2018. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

In this section, references to 2019 refer to the six months ended June 30, 2019 and references to 2018 refer to the six months ended June 30, 2018.

Net Income

Net income increased by $894 million, or 167%, to $1.4 billion in 2019 from $534 million in 2018. ROE increased to 27.7% from 12.1% in 2018, and adjusted ROE decreased to 15.9% from 17.2% in 2018. The increase in net income was driven by a $5.5 billion increase in revenues, partially offset by an increase of $4.7 billion in benefits and expenses.

Revenues

Revenues increased by $5.5 billion to $8.3 billion in 2019 from $2.8 billion in 2018. The increase was driven by an increase in investment related gains and losses, increase in premiums, higher net investment income and higher product charges.

Investment related gains and losses increased by $3.3 billion to $3.1 billion in 2019 from $(238) million in the prior year, primarily due to the change in fair value of reinsurance assets, the change in fair value of FIA hedging derivatives, and a favorable change in fair value of trading securities. The change in fair value of reinsurance assets increased by $1.6 billion primarily driven by the favorable change in the value of the underlying assets related to the decrease in U.S. Treasury rates and credit spreads tightening. The change in fair value of FIA hedging derivatives increased $1.3 billion driven by the strong performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 17.3% in 2019, compared to an increase of 1.7% in 2018. The favorable change in fair value of trading securities of $293 million was comprised primarily by an increase in AmerUs Closed Block assets of $202 million related to higher gains resulting from a decrease in U.S. Treasury rates and credit spreads tightening compared to prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premiums increased by $1.7 billion to $2.7 billion in 2019 from $1.0 billion in the prior period, driven by higher PRT premiums and an increase in premiums from flow reinsurance, partially offset by the 2018 Voya reinsurance premiums at inception.

Net investment income increased by $414 million to $2.2 billion in 2019 from $1.8 billion in 2018, primarily driven by earnings from growth in our investment portfolio attributed to the Voya and Lincoln reinsurance transactions, as well as a strong increase in deposits over the prior twelve months. Additionally, net investment income increased due to higher floating rate investment income related to higher short-term interest rates.

Product charges increased by $55 million to $257 million in 2019 from $202 million in 2018, primarily driven by growth in the block of business and charges related to the addition of the Voya and Lincoln reinsurance liabilities.

Benefits and Expenses

Benefits and expenses increased by $4.7 billion to $6.8 billion in 2019 from $2.2 billion in 2018. The increase was driven by an increase in interest sensitive contract benefits, an increase in future policy benefits, an increase in amortization of DAC and VOBA, and an increase in policy and other operating expenses.

Interest sensitive contract benefits increased by $2.2 billion to $2.6 billion in 2019 from $373 million in 2018, driven by an increase in FIA fair value embedded derivatives of $2.1 billion and growth in the block of business. The change in the FIA fair value embedded derivatives was due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a 17.3% increase in 2019, compared to an increase of 1.7% in 2018, as well as an unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to 2018, which experienced an increase in discount rates.

Future policy and other policy benefits increased by $2.1 billion to $3.4 billion in 2019 from $1.3 billion in 2018, primarily attributable to higher PRT obligations, an increase in the change in AmerUs Closed Block fair value liability, higher benefits for payout annuities with life contingencies due to the Voya reinsurance transaction and the change in rider reserves, partially offset by the 2018 Voya reinsurance policyholder obligations at inception. The change in the AmerUs Closed Block fair value liability of $227 million was primarily driven by the increase in unrealized gains on the underlying investments related to the change in U.S. Treasury rates compared to prior year and credit spreads tightening. The change in rider reserves of $75 million was primarily due to a favorable change in reinsurance embedded derivatives and growth in the block, partially offset by the unfavorable net change in FIA derivatives.

DAC and VOBA amortization increased by $321 million to $492 million in 2019 from $171 million in 2018, primarily due to the favorable change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives and growth in the block, partially offset by the unfavorable net change in FIA derivatives.

Policy and other operating expenses increased by $54 million to $350 million in 2019 from $296 million in 2018, primarily driven by growth in our business including the Voya and Lincoln reinsurance transactions.

Taxes

Income tax expense decreased by $47 million to $62 million in 2019 from $109 million in 2018. Income tax expense for 2019 reflects the implementation of additional reinsurance arrangements in the third quarter of 2018, which are common in the insurance industry.

Our effective tax rate in 2019 was 4% and 17% in 2018. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income by segment:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2019	2018	2019	2018
Net income	$720	$257	$1,428	$534

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	41	11	53	28
Unrealized, impairments and other investment gains (losses)	10	10	39	16
Change in fair value of reinsurance assets	570	(129)	1,186	(207)
Offsets to investment gains (losses)	(204)	34	(403)	56
Investment gains (losses), net of offsets	417	(74)	875	(107)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(57)	68	(84)	154
Integration, restructuring and other non-operating expenses	(11)	(8)	(12)	(16)
Stock compensation expense	(3)	(2)	(6)	(5)
Income tax (expense) benefit – non-operating	4	(15)	(2)	(21)
Less: Total non-operating adjustments	350	(31)	771	5
Adjusted operating income	$370	$288	$657	$529

Adjusted operating income (loss) by segment
Retirement Services	$376	$287	$662	$526
Corporate and Other	(6)	1	(5)	3
Adjusted operating income	$370	$288	$657	$529

Adjusted operating ROE	16.2%	14.2%	14.6%	13.3%
Retirement Services adjusted operating ROE	18.9%	19.8%	17.1%	18.6%

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Adjusted operating income increased by $82 million, or 28%, to $370 million in 2019 from $288 million in 2018. Adjusted operating ROE was 16.2%, up from 14.2% in 2018. The increase in adjusted operating income was primarily driven by an increase in our Retirement Services segment of $89 million, while Corporate and Other decreased $7 million.

Our consolidated net investment earned rate was 4.67% in 2019, a decrease from 4.71% in 2018, primarily due to the lower fixed income and other investment performance, partially offset by higher alternative investment performance. Fixed and other net investment earned rate was 4.26% in 2019, a decrease from 4.49% in 2018, driven by lower returns on investments from the Voya and Lincoln reinsurance transactions as well as the unfavorable impact of the lower interest rate environment on new investment purchases in 2019. Alternative net investment earned rate was 14.13% in 2019, an increase from 9.37% in 2018, driven by an increase in credit fund income, strong returns on alternatives recently funded and an increase in the market value of a public equity position in OneMain Holdings, Inc. (OneMain).

Non-operating Adjustments

Non-operating adjustments increased by $381 million to $350 million in 2019 from $(31) million in 2018. The increase in non-operating adjustments was primarily driven by the favorable change in fair value of reinsurance assets, partially offset by unfavorable net FIA derivatives. Change in fair value of reinsurance assets impacts were favorable by $699 million due to a decrease in U.S. Treasury rates, credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions. Net FIA derivatives were unfavorable by $125 million due to an unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018, partially offset by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Adjusted operating income increased by $128 million, or 24%, to $657 million in 2019 from $529 million in 2018. Adjusted operating ROE was 14.6%, up from 13.3% in 2018. The increase in adjusted operating income was primarily driven by an increase in our Retirement Services segment of $136 million, while Corporate and Other decreased $8 million.

Our consolidated net investment earned rate was 4.48% in 2019, a decrease from 4.66% in 2018, primarily due to the lower fixed income and other investment performance and slightly lower alternative investment performance. Fixed and other net investment earned rate was 4.27% in 2019, a decrease from 4.41% in 2018, driven by lower returns on investments from the Voya and Lincoln reinsurance transactions as well as the unfavorable impact of the lower interest rate environment on new investment purchases in 2019, partially offset by higher floating rate investment income. Alternative net investment earned rate was 9.28% in 2019, a slight decrease from 9.78% in 2018, driven by lower credit fund income, offset by an increase in market value of the equity position in OneMain and the unfavorable 2018 change in market value of an equity position in Caesars Entertainment Corporation (Caesars).

Non-operating Adjustments

Non-operating adjustments increased by $766 million to $771 million in 2019 from $5 million in 2018. The increase in non-operating adjustments was primarily driven by the favorable change in fair value of reinsurance assets, partially offset by unfavorable net FIA derivatives. Change in fair value of reinsurance assets impacts were favorable by $1.4 billion due to a decrease in U.S. Treasury rates, credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions. Net FIA derivatives were unfavorable by $238 million due to an unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018, partially offset by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index.

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

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Adjusted Operating Income

Adjusted operating income increased by $89 million, or 31%, to $376 million in 2019, from $287 million in 2018. Adjusted operating ROE was 18.9%, down from 19.8% in the prior period. The increase in adjusted operating income was driven by $18.9 billion of growth in our invested assets delivering net investment spread accretion over prior year, primarily attributed to inorganic deposits from the Voya and Lincoln reinsurance transactions as well as strong organic deposits over the prior twelve months. Net investment earnings also benefited from an increase in alternative investment income primarily driven by an increase in credit fund income and strong returns on alternatives recently funded. Cost of funds increased from the prior year primarily driven by growth in our institutional channel as well as our other organic channels.

Net Investment Spread

	Three months ended June 30,
	2019	2018
Net investment earned rate	4.63%	4.74%
Cost of funds	2.95%	2.84%
Net investment spread	1.68%	1.90%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 22 basis points to 1.68% in 2019 from 1.90% in 2018. Net investment earned rate decreased due to a decline in our fixed and other net investment earned rate, partially offset by an increase in the alternative net investment earned rate. The fixed and other net investment earned rate decreased in 2019 to 4.26% from 4.49% in 2018, primarily attributed to lower returns on the assets from the Voya and Lincoln reinsurance transactions as well as the unfavorable impact of the lower interest rate environment on new investment purchases in 2019. The alternative net investments earned rate increased in 2019 to 14.46% from 11.28% in 2018, driven by an increase in credit fund income and strong returns on alternatives recently funded.

Cost of funds increased by 11 basis point to 2.95% in 2019, from 2.84% in 2018, primarily driven by growth in our institutional channel at a higher rate, higher option costs on FIAs and an increase in DAC amortization and rider reserves following the 2018 unlocking of assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Three months ended June 30,
	2019	2018
Net investment earned rate	4.63%	4.74%
Cost of crediting on deferred annuities	1.98%	1.92%
Investment margin on deferred annuities	2.65%	2.82%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 17 basis points to 2.65% in 2019, from 2.82% in 2018, primarily driven by a decrease in net investment earned rate, as well as an increase in cost of crediting on deferred annuities. Cost of crediting on deferred annuities increased 6 basis points primarily due to higher option costs as a result of higher volatility and short-term interest rates. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Adjusted Operating Income

Adjusted operating income increased by $136 million, or 26%, to $662 million in 2019, from $526 million in 2018. Adjusted operating ROE was 17.1%, down from 18.6% in the prior period. The increase in adjusted operating income was driven by $18.9 billion of growth in our invested assets delivering net investment spread accretion over prior year primarily attributed to inorganic deposits from the Voya and Lincoln reinsurance transactions as well as strong organic deposits over the prior twelve months. Net investment earnings also benefited from higher floating rate income related to higher short-term interest rates. Cost of funds increased from prior year driven by growth in our institutional channel as well as our other organic channels.

Net Investment Spread

	Six months ended June 30,
	2019	2018
Net investment earned rate	4.42%	4.68%
Cost of funds	2.90%	2.83%
Net investment spread	1.52%	1.85%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 33 basis points to 1.52% in 2019 from 1.85% in 2018. Net investment earned rate decreased due to a decline in the alternative net investment earned rate as well as a decline in our fixed and other net investment earned rate. The alternative net investments earned rate decreased in 2019 to 8.42% from 11.64% in 2018, primarily driven by lower credit fund income as 2018 benefited from gains in one of our funds. The fixed and other net investment earned rate decreased in 2019, to 4.27% from 4.40% in 2018 primarily attributed to lower returns on the assets from the Voya and Lincoln reinsurance transactions as well as the unfavorable impact of the lower interest rate environment on new investment purchases in 2019.

Cost of funds increased by 7 basis points to 2.90% in 2019, from 2.83% in 2018, primarily driven by growth in our institutional channel at a higher rate and higher option costs on FIAs.

Investment Margin on Deferred Annuities

	Six months ended June 30,
	2019	2018
Net investment earned rate	4.42%	4.68%
Cost of crediting on deferred annuities	1.98%	1.89%
Investment margin on deferred annuities	2.44%	2.79%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 35 basis points to 2.44% in 2019 from 2.79% in 2018, primarily driven by a decrease in net investment earned rate, as well as an increase in cost of crediting on deferred annuities. Cost of crediting on deferred annuities increased 9 basis points primarily due to higher option costs as a result of higher volatility and short-term interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities. Included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy

Adjusted Operating Income (Loss)

Adjusted operating income (loss) decreased by $7 million to $(6) million in the three months ended June 30, 2019, from $1 million in the three months ended June 30, 2018. The change was mainly driven by lower earnings from a decrease in excess capital and higher operating expenses, partially offset by favorable alternative investment income related to an increase in the market value of our equity position in OneMain.

Adjusted operating income (loss) decreased by $8 million to $(5) million in the six months ended June 30, 2019, from $3 million in the six months ended June 30, 2018. The change was mainly driven by lower earnings from a decrease in excess capital and higher operating expenses, partially offset by favorable alternative investment income related to an increase in the market value of our equity position in OneMain.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $120.1 billion and $107.6 billion as of June 30, 2019 and December 31, 2018, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by AAM, an indirect subsidiary of Apollo. AAM provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with AAM and Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. AAM’s investment team and Apollo’s credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. AAM has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those that directly back our reserve liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $116.7 billion and $111.0 billion as of June 30, 2019 and December 31, 2018, respectively. AAM managed, directly and indirectly, substantially all of our invested assets as of June 30, 2019, comprising a diversified portfolio of fixed maturity and other securities. AAM’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$66,878	55.7%	$59,265	55.1%
Trading securities, at fair value	2,381	2.0%	1,949	1.8%
Equity securities, at fair value	336	0.3%	216	0.2%
Mortgage loans, net of allowances	11,912	9.9%	10,340	9.6%
Investment funds	722	0.6%	703	0.6%
Policy loans	480	0.4%	488	0.4%
Funds withheld at interest	15,307	12.7%	15,023	14.0%
Derivative assets	2,299	1.9%	1,043	1.0%
Short-term investments, at fair value	288	0.2%	191	0.2%
Other investments	119	0.1%	122	0.1%
Total investments	100,722	83.8%	89,340	83.0%
Investment in related parties
AFS securities, at fair value	1,740	1.5%	1,437	1.3%
Trading securities, at fair value	311	0.3%	249	0.2%
Equity securities, at fair value	344	0.3%	120	0.1%
Mortgage loans	287	0.3%	291	0.3%
Investment funds	2,578	2.1%	2,232	2.1%
Funds withheld at interest	13,737	11.4%	13,577	12.6%
Other investments	387	0.3%	386	0.4%
Total related party investments	19,384	16.2%	18,292	17.0%
Total investments including related party	$120,106	100.0%	$107,632	100.0%

The increase in our total investments, including related party, as of June 30, 2019 of $12.5 billion compared to December 31, 2018 was mainly driven by growth from organic deposits of $8.8 billion less liability outflows of $5.7 billion, an increase in unrealized gains and losses on AFS securities of $3.8 billion attributed to the decrease in U.S. Treasury rates and credit spreads tightening, an increase in derivatives assets due to favorable equity market performance, proceeds from our Preferred Stock issuance and reinvestment of earnings.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$57	$3	$—	$60	0.1%
U.S. state, municipal and political subdivisions	1,202	208	(3)	1,407	2.0%
Foreign governments	306	18	—	324	0.5%
Corporate	40,712	2,386	(298)	42,800	62.4%
CLO	6,760	14	(133)	6,641	9.7%
ABS	5,117	142	(27)	5,232	7.6%
CMBS	2,703	94	(7)	2,790	4.1%
RMBS	7,092	544	(12)	7,624	11.1%
Total AFS securities	63,949	3,409	(480)	66,878	97.5%
AFS securities – related party
Corporate	3	—	—	3	0.0%
CLO	793	1	(12)	782	1.1%
ABS	929	26	—	955	1.4%
Total AFS securities – related party	1,725	27	(12)	1,740	2.5%
Total AFS securities including related party	$65,674	$3,436	$(492)	$68,618	100.0%

	December 31, 2018
(In millions, except percentages)	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$57	$—	$—	$57	0.1%
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	2.1%
Foreign governments	162	2	(3)	161	0.3%
Corporate	38,018	394	(1,315)	37,097	61.1%
CLO	5,658	2	(299)	5,361	8.8%
ABS	4,915	53	(48)	4,920	8.1%
CMBS	2,390	27	(60)	2,357	3.9%
RMBS	7,642	413	(36)	8,019	13.2%
Total AFS securities	60,025	1,008	(1,768)	59,265	97.6%
AFS securities – related party
CLO	587	—	(25)	562	0.9%
ABS	875	4	(4)	875	1.5%
Total AFS securities – related party	1,462	4	(29)	1,437	2.4%
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$13,470	19.6%	$11,706	19.3%
Financial	13,633	19.9%	11,809	19.5%
Utilities	10,614	15.5%	9,055	14.9%
Communication	2,482	3.6%	2,313	3.8%
Transportation	2,604	3.8%	2,214	3.6%
Total corporate	42,803	62.4%	37,097	61.1%
Other government-related securities
U.S. state, municipal and political subdivisions	1,407	2.0%	1,293	2.1%
Foreign governments	324	0.5%	161	0.3%
U.S. government and agencies	60	0.1%	57	0.1%
Total non-structured securities	44,594	65.0%	38,608	63.6%
Structured securities
CLO	7,423	10.8%	5,923	9.8%
ABS	6,187	9.0%	5,795	9.5%
CMBS	2,790	4.1%	2,357	3.9%
RMBS
Agency	19	0.0%	59	0.1%
Non-agency	7,605	11.1%	7,960	13.1%
Total structured securities	24,024	35.0%	22,094	36.4%
Total AFS securities including related party	$68,618	100.0%	$60,702	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $68.6 billion and $60.7 billion as of June 30, 2019 and December 31, 2018, respectively. The increase was mainly driven by the change in unrealized gains and losses on AFS securities, strong growth in deposits over liability outflows, proceeds from our Preferred Stock issuance and reinvestment of earnings. Unrealized gains and losses on AFS securities increased attributed to the decrease in U.S. Treasury rates and credit spreads tightening.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$33,417	$35,333	51.5%	$31,106	$31,311	51.6%
2	28,717	29,768	43.4%	26,682	25,871	42.6%
Total investment grade	62,134	65,101	94.9%	57,788	57,182	94.2%
3	2,654	2,655	3.9%	2,866	2,746	4.5%
4	741	712	1.0%	591	533	0.9%
5	128	130	0.2%	235	232	0.4%
6	17	20	0.0%	7	9	0.0%
Total below investment grade	3,540	3,517	5.1%	3,699	3,520	5.8%
Total AFS securities including related party	$65,674	$68,618	100.0%	$61,487	$60,702	100.0%

Substantially all of our AFS portfolio, 94.9% and 94.2% as of June 30, 2019 and December 31, 2018, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$24,216	35.3%	$19,690	32.4%
BBB	26,780	39.0%	23,326	38.4%
Non-rated[1]	9,692	14.1%	9,624	15.9%
Total investment grade	60,688	88.4%	52,640	86.7%
BB	2,910	4.2%	2,670	4.4%
B	889	1.3%	875	1.4%
CCC	2,229	3.3%	2,340	3.9%
CC and lower	1,235	1.8%	1,296	2.1%
Non-rated[1]	667	1.0%	881	1.5%
Total below investment grade	7,930	11.6%	8,062	13.3%
Total AFS securities including related party	$68,618	100.0%	$60,702	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to loan-backed and structured securities, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 11.6% and 13.3% as of June 30, 2019 and December 31, 2018, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of each of June 30, 2019 and December 31, 2018, the non-rated securities shown above were comprised 56% of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 29% and 30%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of June 30, 2019 and December 31, 2018, 94% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $6.2 billion and $5.8 billion as of June 30, 2019 and December 31, 2018, respectively. The increase in our ABS portfolio is mainly due to attractive investments made during the period as new deposits and the Voya and Lincoln investment portfolios were redeployed. As of June 30, 2019 and December 31, 2018, our ABS portfolio included $5.7 billion (92% of the total) and $5.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $5.7 billion (92% of the total) and $5.2 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $7.4 billion and $5.9 billion as of June 30, 2019 and December 31, 2018, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$4,109	55.4%	$3,005	50.7%
2	3,150	42.4%	2,498	42.2%
Total investment grade	7,259	97.8%	5,503	92.9%
3	136	1.8%	393	6.7%
4	21	0.3%	20	0.3%
5	7	0.1%	7	0.1%
6	—	—%	—	—%
Total below investment grade	164	2.2%	420	7.1%
Total AFS CLO including related party	$7,423	100.0%	$5,923	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,071	54.8%	$2,921	49.3%
BBB	3,160	42.6%	2,829	47.8%
Non-rated[1]	28	0.4%	—	—%
Total investment grade	7,259	97.8%	5,750	97.1%
BB	136	1.8%	146	2.4%
B	21	0.3%	27	0.5%
CCC	7	0.1%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	164	2.2%	173	2.9%
Total AFS CLO including related party	$7,423	100.0%	$5,923	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. With respect to loan-backed and structured securities, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2019 and December 31, 2018, a majority of our AFS CLO portfolio, 97.8% and 92.9%, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology. As of June 30, 2019 and December 31, 2018, 97.8% and 97.1%, respectively, of of our CLO portfolio was considered investment grade based on NRSRO ratings. The increase in our CLO portfolio is mainly due to attractive investments made during the period as new deposits and the Voya and Lincoln investment portfolios were redeployed.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.8 billion and $2.4 billion as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, our CMBS portfolio included $2.6 billion (93% of the total) and $2.1 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.9 billion (69% of the total) and $1.6 billion (66% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – As part of our core investment strategy, a portion of our AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $7.6 billion and $8.0 billion as of June 30, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$6,959	91.3%	$7,415	92.5%
2	316	4.1%	269	3.3%
Total investment grade	7,275	95.4%	7,684	95.8%
3	209	2.7%	207	2.6%
4	118	1.6%	106	1.3%
5	21	0.3%	22	0.3%
6	1	0.0%	—	—%
Total below investment grade	349	4.6%	335	4.2%
Total AFS RMBS	$7,624	100.0%	$8,019	100.0%

NRSRO rating agency designation
AAA/AA/A	$444	5.8%	$487	6.1%
BBB	261	3.4%	220	2.7%
Non-rated[1]	2,810	36.9%	2,932	36.6%
Total investment grade	3,515	46.1%	3,639	45.4%
BB	315	4.1%	332	4.1%
B	267	3.5%	301	3.8%
CCC	2,119	27.8%	2,259	28.2%
CC and lower	1,221	16.0%	1,292	16.1%
Non-rated[1]	187	2.5%	196	2.4%
Total below investment grade	4,109	53.9%	4,380	54.6%
Total AFS RMBS	$7,624	100.0%	$8,019	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. With respect to loan-backed and structured securities, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our AFS RMBS portfolio, 95.4% and 95.8% as of June 30, 2019 and December 31, 2018, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of June 30, 2019 and December 31, 2018, NRSRO characterized 46.1% and 45.4%, respectively, of our AFS RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of June 30, 2019, our AFS securities, including related party, had a fair value of $68.6 billion, which was 4.5% above amortized cost of $65.7 billion. As of December 31, 2018, our AFS securities, including related party, had a fair value of $60.7 billion, which was 1.3% below amortized cost of $61.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	June 30, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$4,880	$(122)	$4,758	97.5%	$35,333	(0.3)%
2	7,005	(244)	6,761	96.5%	29,768	(0.8)%
Total investment grade	11,885	(366)	11,519	96.9%	65,101	(0.6)%
3	1,129	(69)	1,060	93.9%	2,655	(2.6)%
4	425	(53)	372	87.5%	712	(7.4)%
5	79	(3)	76	96.2%	130	(2.3)%
6	12	(1)	11	91.7%	20	(5.0)%
Total below investment grade	1,645	(126)	1,519	92.3%	3,517	(3.6)%
Total	$13,530	$(492)	$13,038	96.4%	$68,618	(0.7)%

	December 31, 2018
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$15,373	$(545)	$14,828	96.5%	$31,311	(1.7)%
2	19,152	(1,035)	18,117	94.6%	25,871	(4.0)%
Total investment grade	34,525	(1,580)	32,945	95.4%	57,182	(2.8)%
3	2,308	(147)	2,161	93.6%	2,746	(5.4)%
4	500	(65)	435	87.0%	533	(12.2)%
5	88	(5)	83	94.3%	232	(2.2)%
6	2	—	2	100.0%	9	—%
Total below investment grade	2,898	(217)	2,681	92.5%	3,520	(6.2)%
Total	$37,423	$(1,797)	$35,626	95.2%	$60,702	(3.0)%

The gross unrealized losses on AFS securities, including related parties, were $492 million and $1.8 billion as of June 30, 2019 and December 31, 2018, respectively. The decrease in unrealized losses was driven by the decrease in U.S. Treasury rates and credit spreads tightening during the six months ended June 30, 2019.

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the six months ended June 30, 2019 and 2018, we recorded $7 million and $3 million, respectively, of OTTI losses, primarily related to corporate fixed maturities. The annualized OTTI losses we have experienced for each of the six months ended June 30, 2019 and 2018 translate into 1 basis point of average invested assets.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of June 30, 2019 and December 31, 2018, 31% and 30% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	June 30, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$692	$706	3.3%	$578	$552	3.0%
Italy	6	7	0.0%	36	35	0.2%
Spain	66	70	0.3%	62	62	0.4%
Total Ireland, Italy, Greece, Spain and Portugal[1]	764	783	3.6%	676	649	3.6%
Other Europe	6,665	6,845	31.9%	6,335	6,133	33.3%
Total Europe	7,429	7,628	35.5%	7,011	6,782	36.9%
Non-U.S. North America	10,576	10,608	49.4%	9,261	8,906	48.4%
Australia & New Zealand	1,863	1,947	9.1%	1,731	1,696	9.2%
Central & South America	430	456	2.1%	448	445	2.4%
Africa & Middle East	272	290	1.4%	228	226	1.2%
Asia/Pacific	520	543	2.5%	351	345	1.9%
Total	$21,090	$21,472	100.0%	$19,030	$18,400	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 96.0% and 93.9% of these securities are investment grade by NAIC designation as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, 10% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 21% were invested in securities of other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $783 million and $649 million as of June 30, 2019 and December 31, 2018, respectively, of exposure in these countries.

As of June 30, 2019, we held United Kingdom and Channel Islands AFS securities of $2.5 billion, or 3.7% of our AFS securities, including related parties. As of June 30, 2019, these securities were in a net unrealized gain position of $34 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.7 billion and $2.2 billion as of June 30, 2019 and December 31, 2018, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$2,650	21.7%	$2,221	20.9%
Retail	1,553	12.7%	1,660	15.6%
Hotels	959	7.9%	1,040	9.8%
Industrial	1,246	10.2%	1,196	11.2%
Apartment	1,352	11.1%	791	7.4%
Other commercial[1]	357	2.9%	389	3.7%
Total net commercial mortgage loans	8,117	66.5%	7,297	68.6%
Residential loans	4,082	33.5%	3,334	31.4%
Total mortgage loans, net of allowances	$12,199	100.0%	$10,631	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $12.2 billion and $10.6 billion as of June 30, 2019 and December 31, 2018, respectively. This included $1.9 billion and $2.1 billion of mezzanine mortgage loans as of June 30, 2019 and December 31, 2018, respectively. The increase in mortgage loans is mainly driven by attractive risk and return investments in both CML and RML during the period. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2019 and December 31, 2018, we had $58 million and $48 million, respectively, of mortgage loans that were 90 days past due, of which $28 million and $15 million, respectively, were in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of June 30, 2019 and December 31, 2018, we had not recorded any new specific loan valuation allowances. For each of the six months ended June 30, 2019 and 2018, we recorded $0 million of impairments through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $2 million as of each of June 30, 2019 and December 31, 2018.

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

The following table illustrates our consolidated VIE positions:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Trading securities	$21	3.2%	$35	4.9%
Equity securities	6	0.9%	50	7.0%
Investment funds	612	93.9%	624	87.7%
Cash and cash equivalents	1	0.2%	2	0.3%
Other assets	12	1.8%	1	0.1%
Total assets of consolidated VIEs	$652	100.0%	$712	100.0%

Liabilities of consolidated VIEs
Other liabilities	$1	100.0%	$1	100.0%
Total liabilities of consolidated VIEs	$1	100.0%	$1	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	June 30, 2019		December 31, 2018[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$249	6.4%	$215	6.0%
Credit funds	169	4.3%	172	4.8%
Private equity	246	6.3%	253	7.1%
Real assets	57	1.5%	56	1.6%
Natural resources	1	0.0%	4	0.1%
Other	—	—%	3	0.1%
Total investment funds	722	18.5%	703	19.7%
Investment funds – related parties
Differentiated investments
AmeriHome	452	11.6%	463	13.0%
Catalina	262	6.7%	233	6.5%
Athora	127	3.3%	105	3.0%
Venerable	98	2.5%	92	2.6%
Other	221	5.6%	196	5.5%
Total differentiated investments	1,160	29.7%	1,089	30.6%
Real estate	614	15.7%	497	14.0%
Credit funds	352	9.0%	316	8.9%
Private equity	67	1.7%	18	0.5%
Real assets	150	3.8%	145	4.1%
Natural resources	144	3.7%	104	2.9%
Public equities	91	2.3%	63	1.8%
Total investment funds – related parties	2,578	65.9%	2,232	62.8%
Investment funds owned by consolidated VIEs
MidCap	554	14.2%	553	15.5%
Real estate	41	1.0%	30	0.8%
Real assets	17	0.4%	41	1.2%
Total investment funds owned by consolidated VIEs	612	15.6%	624	17.5%
Total investment funds, including related parties and funds owned by consolidated VIEs	$3,912	100.0%	$3,559	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.

Overall, the total investment funds, including related party and consolidated VIEs, were $3.9 billion and $3.6 billion, respectively, as of June 30, 2019 and December 31, 2018. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC and Lincoln. As of June 30, 2019, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$17	0.1%	$77	0.3%
U.S. state, municipal and political subdivisions	549	1.9%	563	2.0%
Foreign governments	176	0.6%	145	0.5%
Corporate	15,418	53.1%	16,267	56.9%
CLO	2,523	8.7%	1,990	7.0%
ABS	2,120	7.3%	1,601	5.6%
CMBS	736	2.5%	575	2.0%
RMBS	1,672	5.8%	1,876	6.6%
Equity securities	221	0.7%	66	0.2%
Mortgage loans	4,428	15.2%	3,815	13.3%
Investment funds	687	2.4%	660	2.3%
Derivative assets	186	0.6%	77	0.3%
Short-term investments	223	0.8%	641	2.2%
Cash and cash equivalents	440	1.5%	455	1.6%
Other assets and liabilities	(352)	(1.2)%	(208)	(0.8)%
Total funds withheld at interest including related party	$29,044	100.0%	$28,600	100.0%

As of June 30, 2019 and December 31, 2018, we held $29.0 billion and $28.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 95.1% and 96.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2019 and December 31, 2018, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Invested Asset Value[1]	Percent of Total	Invested Asset Value[1]	Percent of Total
Corporate	$56,651	48.6%	$55,772	50.2%
CLO	9,627	8.2%	8,275	7.5%
Credit	66,278	56.8%	64,047	57.7%
RMBS	8,990	7.7%	9,814	8.9%
Mortgage loans	16,533	14.2%	14,423	13.0%
CMBS	3,358	2.9%	3,018	2.7%
Real estate	28,881	24.8%	27,255	24.6%
ABS	8,413	7.2%	7,706	6.9%
Alternative investments	5,194	4.5%	4,492	4.1%
State, municipal, political subdivisions and foreign government	2,253	1.9%	2,122	1.9%
Equity securities	485	0.4%	467	0.4%
Short-term investments	455	0.4%	765	0.7%
U.S. government and agencies	74	0.1%	134	0.1%
Other investments	16,874	14.5%	15,686	14.1%
Cash and equivalents	3,434	2.9%	2,881	2.6%
Policy loans and other	1,204	1.0%	1,165	1.0%
Total invested assets	$116,671	100.0%	$111,034	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $116.7 billion and $111.0 billion as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, our total invested assets were mainly comprised of 48.6% of corporate securities, 26.0% of structured securities, 14.2% of mortgage loans and 4.5% of alternative investments. Corporate securities included $15.5 billion of private placements, which represented 13.3% of our total invested assets. The increase in total invested assets as of June 30, 2019 from December 31, 2018 was primarily driven by strong growth in deposits which exceeded liability outflows, proceeds from our Preferred Stock issuance and reinvestment of earnings.

In managing our business we utilize invested assets as presented in the above table. Invested assets do not correspond to total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in –Key Operating and Non-GAAP Measures. Invested assets represent the investments that directly back our reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also deconsolidate any VIEs in order to show the net investment in the funds, which are included in the alternative investments line above.

Invested assets is utilized by management to evaluate our investment portfolio. Invested asset figures are used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alternative Investments

The following summarizes our alternative investments:

	June 30, 2019		December 31, 2018
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$554	10.7%	$568	12.6%
MidCap	554	10.7%	553	12.3%
Catalina	262	5.0%	232	5.2%
Venerable	98	1.9%	92	2.1%
Other	211	4.1%	229	5.1%
Total differentiated investments	1,679	32.4%	1,674	37.3%
Real estate	1,116	21.5%	1,015	22.6%
Credit	1,022	19.7%	537	11.9%
Private equity	323	6.2%	279	6.2%
Real assets	330	6.3%	276	6.2%
Natural resources	57	1.1%	55	1.2%
Other	46	0.9%	4	0.1%
Total Retirement Services alternative investments	4,573	88.1%	3,840	85.5%
Corporate and Other
Athora	133	2.6%	130	2.9%
Credit	146	2.8%	203	4.5%
Natural resources	251	4.8%	213	4.8%
Public equities[1]	91	1.7%	100	2.2%
Other	—	—%	6	0.1%
Total Corporate and Other alternative investments	621	11.9%	652	14.5%
Total alternative investments	$5,194	100.0%	$4,492	100.0%

1 As of June 30, 2019, public equities primarily includes an investment in OneMain Holdings, Inc. (ticker: OMF).

Alternative investments were $5.2 billion and $4.5 billion as of June 30, 2019 and December 31, 2018, respectively, representing 4.5% and 4.1% of our total invested assets portfolio as of June 30, 2019 and December 31, 2018, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MidCap

Our equity investment in MidCap is held indirectly through CoInvest VII, of which MidCap constitutes substantially all of the fund’s investments. MidCap is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the U.S. MidCap primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products and secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions. MidCap’s earnings are primarily driven by the difference between the interest earned on its loan portfolio and the interest accrued under its outstanding borrowings. As a result, MidCap is primarily exposed to the credit risk of its loan counterparties and prepayment risk. Additionally, financial results are influenced by related levels of middle-market business investment and interest rates.

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which had a carrying value of $554 million and $553 million as of June 30, 2019 and December 31, 2018, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 15.55% and 14.51% for the three months ended June 30, 2019 and 2018, respectively, and 12.53% and 13.15% for the six months ended June 30, 2019 and 2018, respectively. Alternative investment income from CoInvest VII was $21 million for each of the three months ended June 30, 2019 and 2018, and $35 million and $37 million for the six months ended June 30, 2019 and 2018, respectively.

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

Our alternative investment in A-A Mortgage had a carrying value of $554 million and $568 million as of June 30, 2019 and December 31, 2018, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 13.71% and 12.14% for the three months ended June 30, 2019 and 2018, respectively, and 13.90% and 12.93% for the six months ended June 30, 2019 and 2018, respectively. Alternative investment income from A-A Mortgage was $19 million and $16 million for the three months ended June 30, 2019 and 2018, respectively, and $39 million and $34 million for the six months ended June 30, 2019 and 2018, respectively.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the carrying value of these securities is minor, such securities have resulted in volatility in our statements of income in recent periods. As of June 30, 2019 and December 31, 2018, we indirectly held public equity positions of $91 million and $100 million, respectively. As of June 30, 2019 and December 31, 2018, we held approximately 2.8 million shares of OneMain with a market value of $91 million and $63 million, respectively. As of December 31, 2018, we held approximately 5.5 million shares of Caesars, with a market value of $37 million. Caesars was held indirectly through our investment in AAA Investment (Co Invest VI), L.P. (CoInvest VI). In the first quarter of 2019, CoInvest VI sold its remaining shares of Caesars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income is included in the Consolidated Results of Operations section.

The reconciliation of shareholders’ equity to adjusted common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio, adjusted ROE and adjusted operating ROE, is as follows:

(In millions)	June 30, 2019	December 31, 2018
Total shareholders’ equity	$12,365	$8,276
Less: Preferred stock	839	—
Total common shareholders’ equity	11,526	8,276
Less: AOCI	1,760	(472)
Less: Accumulated change in fair value of reinsurance assets	639	(75)
Total adjusted common shareholders’ equity	$9,127	$8,823

Segment adjusted common shareholders’ equity
Retirement Services	$7,704	$7,807
Corporate and Other	1,423	1,016
Total adjusted common shareholders’ equity	$9,127	$8,823

The reconciliation of average shareholders’ equity to average adjusted common shareholders’ equity, which is included in adjusted ROE and adjusted operating ROE is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Average shareholders’ equity	$11,241	$8,575	$10,321	$8,819
Less: Average preferred stock	420	—	420	—
Less: Average AOCI	1,233	391	644	798
Less: Average accumulated change in fair value of reinsurance assets	474	60	282	86
Average adjusted common shareholders’ equity	$9,114	$8,124	$8,975	$7,935

Segment average adjusted common shareholders’ equity
Retirement Services	$7,952	$5,772	$7,755	$5,644
Corporate and Other	1,162	2,352	1,220	2,291
Average adjusted common shareholders’ equity	$9,114	$8,124	$8,975	$7,935

The reconciliation of net income to adjusted net income, which is included in adjusted ROE is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
Net income	$720	$257	$1,428	$534
Change in fair value of reinsurance assets	(330)	95	(714)	149
Adjusted net income	$390	$352	$714	$683

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,161	4.03%	$958	4.47%	$2,227	3.91%	$1,813	4.44%
Change in fair value of reinsurance assets	161	0.56%	72	0.34%	293	0.52%	117	0.29%
Net VIE earnings	24	0.09%	1	0.00%	45	0.08%	16	0.04%
Alternative income gain (loss)	12	0.04%	(1)	0.00%	7	0.01%	—	—%
Held for trading amortization	(13)	(0.05)%	(21)	(0.10)%	(24)	(0.04)%	(44)	(0.11)%
Total adjustments to arrive at net investment earnings/earned rate	184	0.64%	51	0.24%	321	0.57%	89	0.22%
Total net investment earnings/earned rate	$1,345	4.67%	$1,009	4.71%	$2,548	4.48%	$1,902	4.66%

Retirement Services	$1,321	4.63%	$983	4.74%	$2,492	4.42%	$1,849	4.68%
Corporate and Other	24	8.39%	26	3.71%	56	10.05%	53	4.01%
Total net investment earnings/earned rate	$1,345	4.67%	$1,009	4.71%	$2,548	4.48%	$1,902	4.66%

Retirement Services average invested assets	114,059		82,879		112,711		79,000
Corporate and Other average invested assets	1,162		2,848		1,113		2,646
Consolidated average invested assets	$115,221		$85,727		$113,824		$81,646

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$1,094	3.84%	$342	1.65%	$2,610	4.63%	$373	0.94%
Interest credited other than deferred annuities and institutional products	50	0.18%	9	0.04%	105	0.19%	16	0.04%
FIA option costs	280	0.98%	206	0.99%	558	0.99%	380	0.96%
Product charges (strategy fees)	(29)	(0.10)%	(23)	(0.11)%	(57)	(0.10)%	(45)	(0.11)%
Reinsurance embedded derivative impacts	14	0.05%	3	0.02%	29	0.05%	6	0.02%
Change in fair value of embedded derivatives – FIAs	(868)	(3.05)%	(178)	(0.85)%	(2,179)	(3.86)%	(57)	(0.14)%
Negative VOBA amortization	7	0.02%	7	0.03%	19	0.03%	17	0.04%
Other changes in interest sensitive contract liabilities	(1)	0.00%	2	0.01%	(3)	(0.01)%	—	—%
Total adjustments to arrive at cost of crediting	(547)	(1.92)%	26	0.13%	(1,528)	(2.71)%	317	0.81%
Retirement Services cost of crediting	$547	1.92%	$368	1.78%	$1,082	1.92%	$690	1.75%

Retirement Services cost of crediting on deferred annuities	$448	1.98%	$318	1.92%	$892	1.98%	$593	1.89%
Retirement Services cost of crediting on institutional products	99	3.76%	50	3.16%	190	3.73%	97	3.15%
Retirement Services cost of crediting	$547	1.92%	$368	1.78%	$1,082	1.92%	$690	1.75%

Retirement Services average invested assets	$114,059		$82,879		$112,711		$79,000
Average account value on deferred annuities	90,675		66,241		90,261		62,694
Average institutional reserve liabilities	10,470		6,341		10,140		6,148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
GAAP benefits and expenses	$2,619	$1,481	$6,840	$2,170
Premiums	(733)	(731)	(2,699)	(1,009)
Product charges	(132)	(106)	(257)	(202)
Other revenues	(9)	(6)	(21)	(12)
Cost of crediting	(253)	(159)	(495)	(304)
Change in fair value of embedded derivatives – FIA, net of offsets	(817)	(237)	(2,077)	(171)
DAC, DSI and VOBA amortization related to investment gains and losses	(181)	26	(354)	46
Rider reserves related to investment gains and losses	(24)	6	(52)	7
Policy and other operating expenses, excluding policy acquisition expenses	(117)	(98)	(220)	(195)
AmerUs closed block fair value liability	(59)	36	(112)	90
Other	1	8	2	8
Total adjustments to arrive at other liability costs	(2,324)	(1,261)	(6,285)	(1,742)
Other liability costs	$295	$220	$555	$428

Retirement Services	$295	$220	$555	$428
Corporate and Other	—	—	—	—
Consolidated other liability costs	$295	$220	$555	$428

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2019	2018	2019	2018
GAAP policy and other operating expenses	$185	$154	$350	$296
Interest expense	(15)	(16)	(32)	(29)
Policy acquisition expenses, net of deferrals	(69)	(58)	(131)	(103)
Integration, restructuring and other non-operating expenses	(11)	(8)	(12)	(16)
Stock compensation expenses	(3)	(2)	(6)	(5)
Total adjustments to arrive at operating expenses	(98)	(84)	(181)	(153)
Operating expenses	$87	$70	$169	$143

Retirement Services	$68	$56	$130	$114
Corporate and Other	19	14	39	29
Consolidated operating expenses	$87	$70	$169	$143

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	June 30, 2019	December 31, 2018
Total investments, including related parties	$120,106	$107,632
Derivative assets	(2,299)	(1,043)
Cash and cash equivalents (including restricted cash)	5,238	3,403
Accrued investment income	758	682
Payables for collateral on derivatives	(2,183)	(969)
Reinsurance funds withheld and modified coinsurance	(1,236)	223
VIE and VOE assets, liabilities and noncontrolling interest	656	718
Unrealized (gains) losses	(3,084)	808
Ceded policy loans	(280)	(281)
Net investment receivables (payables)	(1,005)	(139)
Total adjustments to arrive at invested assets	(3,435)	3,402
Total invested assets	$116,671	$111,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	June 30, 2019	December 31, 2018
Investment funds, including related parties and VIEs	$3,912	$3,559
Nonredeemable preferred stock included in equity securities	455	—
CLO equities included in trading securities	111	125
Investment funds within funds withheld at interest	687	660
Royalties and other assets included in other investments	68	71
Net assets of the VIE, excluding investment funds	(7)	50
Unrealized (gains) losses and other adjustments	(32)	27
Total adjustments to arrive at alternative investments	1,282	933
Alternative investments	$5,194	$4,492

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	June 30, 2019	December 31, 2018
Total liabilities	$126,615	$117,229
Long-term debt	(991)	(991)
Derivative liabilities	(80)	(85)
Payables for collateral on derivatives	(2,183)	(969)
Funds withheld liability	(759)	(721)
Other liabilities	(1,958)	(888)
Liabilities of consolidated VIEs	(1)	(1)
Reinsurance ceded receivables	(5,678)	(5,534)
Policy loans ceded	(280)	(281)
Other	(5)	(27)
Total adjustments to arrive at reserve liabilities	(11,935)	(9,497)
Total reserve liabilities	$114,680	$107,732

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of June 30, 2019 was $56.3 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which was undrawn as of June 30, 2019 and has a remaining term of approximately a year and a half. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2019 and December 31, 2018, approximately 77% and 78%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2019 and December 31, 2018, approximately 64% and 65%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of June 30, 2019 or December 31, 2018.

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of each of June 30, 2019 and December 31, 2018, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $926 million.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2019, the total maximum borrowings under the FHLB facility were limited to $18.2 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of June 30, 2019 we had the ability to draw up to a total of approximately $1.7 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2019	2018
Net income	$1,428	$534
Payment at inception of reinsurance agreements, net	—	(394)
Non-cash revenues and expenses	155	287
Net cash provided by operating activities	1,583	427
Sales, maturities and repayments of investments	7,776	8,856
Purchases of investments	(12,425)	(12,656)
Deconsolidation of Athora Holding Ltd.	—	(296)
Other investing activities	631	284
Net cash used in investing activities	(4,018)	(3,812)
Deposits on investment-type policies and contracts	5,972	4,375
Withdrawals on investment-type policies and contracts	(3,275)	(2,839)
Net change in cash collateral posted for derivative transactions	1,214	(577)
Net proceeds and repayment of debt	—	1,181
Issuance of preferred stock, net of expenses	839	—
Repurchase of common stock	(427)	(5)
Other financing activities	(54)	41
Net cash provided by financing activities	4,269	2,176
Net increase (decrease) in cash and cash equivalents[1]	$1,834	$(1,209)

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated VIEs.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.6 billion and $427 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash provided by operating activities was primarily driven by an increase in net investment income reflecting growth in our investment portfolio and an increase in PRT premiums as well as 2018 ceding commission related to the Voya reinsurance transaction.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $4.0 billion and $3.8 billion for the six months ended June 30, 2019 and 2018, respectively. The change in cash used in investing activities was primarily attributed to the deconsolidation of Germany in 2018, as well as the investment of proceeds from our debt issuance in 2018.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments of borrowing activities. Our financing activities provided cash flows totaling $4.3 billion and $2.2 billion for the six months ended June 30, 2019 and 2018, respectively. The change in cash provided from financing activities was primarily attributed to the change in cash collateral posted for derivative transactions driven by favorable equity market performance in 2019, higher investment-type deposits from retail, flow reinsurance and funding agreement deposits and proceeds from the issuance of Preferred Stock, partially offset by 2018 proceeds from the issuance of debt and the repurchase of common stock in 2019.

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

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preferred shares, depositary shares, Class A common shares, warrants and units.

Debt – On January 12, 2018, we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028.

Preferred Stock – On June 10, 2019, we issued 34,500 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $839 million, net of the underwriters’ discount and expenses. See Note 7 – Equity to the condensed consolidated financial statements for further information.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of June 30, 2019 and December 31, 2018, the revolving note payable had an outstanding balance of $0 million and $105 million, respectively.

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

Share Repurchase Program

In December 2018, our board of directors approved an authorization for the repurchase of up to $250 million of our Class A shares. In the first quarter of 2019, our board of directors approved an authorization for the purchase of up to an additional $247 million of our Class A shares under our share repurchase program, which was conditioned upon the further approval by a committee of our board of directors. Such further approval was granted during the second quarter of 2019. In connection with our Preferred Stock offering, our board of directors approved an authorization for the purchase of up to an additional $120 million of our Class A shares. In addition, the board subsequently approved an additional authorization of up to $350 million of our Class A shares. Pursuant to our share repurchase program, we have repurchased 12.9 million Class A shares for $542 million as of August 5, 2019, of which 10.4 million Class A shares were repurchased in 2019 for $442 million. As of August 5, 2019, we have $425 million of repurchase authorization remaining.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2018 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our FIA business. We cannot assure you that our insurance coverage will be adequate to cover all liabilities arising out of such claims. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceeding or claim brought against us will not have a material effect on our financial condition, results of operations or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

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

Item 1A.    Risk Factors

The following should be read in conjunction with, and supplement and amend, the factors that may affect our business or operations described in Part I–Item 1A. Risk Factors of our 2018 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in our 2018 Annual Report.

The following is inserted as the new penultimate paragraph of the similarly named risk factor included in our 2018 Annual Report:

The amount of statutory capital that our insurance and reinsurance subsidiaries have, or that they are required to hold, can vary significantly from time to time and is sensitive to a number of factors outside of our control.

The NAIC and state insurance regulators, as well as the Federal Reserve and Federal Insurance Office, are currently working with the International Association of Insurance Supervisors to develop a global common framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs). If adopted, ComFrame would require the designation of a group-wide supervisor for each IAIG and would impose a group capital requirement that would be applied to an IAIG in addition to the current legal entity capital requirements imposed by state insurance laws and regulations. In response to ComFrame, the NAIC developed a model law that allows state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. Additionally, the NAIC is developing a group capital analytical tool that would be applied to U.S.-based insurance groups in addition to the RBC requirement that is applied on a legal entity basis. While not expected, these regulatory developments could increase the amount of capital that we are required to hold and could result in us being subject to increased regulatory requirements.

The following updates and replaces, in its entirety, the similarly named risk factor included in our 2018 Annual Report:

We rely on our investment management agreements with AAM for the management of our investment portfolio. AAM may terminate these arrangements at any time, and there are limitations on our ability to terminate such arrangements, which may adversely affect our investment results.

We rely on AAM to provide us with investment management services pursuant to various IMAs. AAM relies in part on its ability to attract and retain key people, and the loss of services of one or more of the members of AAM’s senior management could delay or prevent AAM from fully implementing our investment strategy.

IMA Termination Rights
Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and AAM, on the other hand, other than on June 4, 2023 or any two-year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) written notice to AAM of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make any such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by AAM, or (ii) the fees being charged by AAM are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to AAM and AAM will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by AAM are unfair and excessive, AAM has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with AAM, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to AAM’s advisory business, or (ii) AAM’s gross negligence, willful misconduct or reckless disregard of AAM’s obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an event described in clause (B)(i) or (B)(ii), AAM shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws, an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position). The limitations on our ability to terminate the IMAs with AAM could have a material adverse effect on our financial condition and results of operations.

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

Investment Management Fees
The Fee Agreement provides for a monthly fee payable to AAM in arrears in an amount equal to the following, to the extent not otherwise payable to Apollo pursuant to any one or more investment management or sub-advisory agreements or arrangements:

(1)
a base management fee equal to the sum of (i) 0.225% per annum of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) on December 31, 2018 (Backbook Value) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (ii) 0.15% per annum of the amount, if any (Incremental Value), by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value; plus

(2)
with respect to each asset in an Account, subject to certain exceptions, that is managed by Apollo and that belongs to a specified asset class tier, a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield, as further described in the Fee Agreement:

(i)
0.065% of the market value of Core assets, which include public investment grade corporate bonds, municipal securities, agency RMBS or CMBS, and obligations of governmental agencies or government sponsored entities that are not expressly backed by the U.S. government;

(ii)
0.13% of the market value of Core Plus assets, which include private investment grade corporate bonds, fixed rate first lien CML, and certain obligations issued or assumed by financial institutions and determined by Apollo to be “Tier 2 Capital” under Basel III, a set of recommendations for international banking regulations developed by the Bank for International Settlements;

(iii)
0.375% of the market value of Yield assets, which include non-agency RMBS, investment grade CLO, CMBS and other ABS (other than RMBS and CLO), emerging market investments, below investment grade corporate bonds, subordinated debt obligations, hybrid securities or surplus notes issued or assumed by a financial institution, rated preferred equity, RML, bank loans, investment grade infrastructure debt, and floating rate CMLs on slightly transitional or stabilized traditional real estate;

(iv)
0.70% of the market value of High Alpha assets, which include subordinated CML, below investment grade CLO, unrated preferred equity, debt obligations originated by MidCap, CMLs for redevelopment or construction loans or secured by non-traditional real estate, below investment grade infrastructure debt, certain loans originated directly by Apollo (other than MidCap loans), and agency mortgage derivatives; and

(v)	0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

The base management fee covers a range of investment services that we receive from Apollo, including investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services such as investment compliance, tax, legal and risk management support, among others. Additionally, the Fee Agreement provides for a possible payment by AAM to us, or a possible payment by us to AAM, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of our investments that consist of Core and Core Plus assets. If more than 60% of our invested assets that are subject to the sub-allocation fees are invested in Core and Core Plus assets, we will receive a 0.025% fee reduction on the Incremental Value. If less than 50% of our invested assets that are subject to the sub-allocation fee are invested in Core and Core Plus assets, we will pay an additional fee of 0.025% on Incremental Value.

Termination by AAM
Conversely, we may be adversely affected if AAM elects to terminate an IMA at a time when such agreement remains advantageous to us. We depend upon AAM to implement our investment strategy. However, AAM does not face the restrictions described above with regard to its ability to terminate any of its agreements with us and may terminate such agreements at any time. If AAM chooses to terminate such agreements, there is no assurance that we could find a suitable replacement or that certain of the opportunities made available to us as a result of our relationship with AAM and Apollo would be offered by a suitable replacement, and therefore our financial condition and results of operations could be adversely impacted by our failure to retain a satisfactory investment manager.

The following updates and replaces, in its entirety, the similarly named risk factor included in our 2018 Annual Report:

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

If the factors discussed above adversely affect us or a state regulator interprets a licensing requirement differently than we do and we are unable to meet the requirements above, our subsidiaries could lose their licenses to do business in certain states; be subject to additional regulatory oversight; have their licenses suspended; be subject to rescission requests, fines, administrative penalties or payments to policyholders; or be subject to seizure of assets. A loss or suspension of any of our subsidiaries’ licenses or an inability of any of our insurance subsidiaries to be able to sell or service certain of our insurance products in one or more jurisdictions may negatively impact our reputation in the insurance market and result in our subsidiaries’ inability to write new business, distribute funds or pursue our investment/overall business strategy.

On January 23, 2019, we received a letter from the NYSDFS, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities undertaken by our PRT business within New York State. We have been in dialogue with the NYSDFS regarding potential changes to our PRT business practices that may be necessary to comply with New York law. Earlier this year, we were notified by the NYSDFS that, in addition to such changes in our business practices, it proposes that we enter into a settlement agreement or consent order to resolve such licensing concerns. Although we do not expect any changes in our business practices implemented as a result of our discussions with the NYSDFS to have a material adverse effect on our ability to write PRT business, it is possible such changes could have a material impact on our future growth prospects within our PRT channel. Further, such settlement agreement or consent order will likely include fines and penalties, which could be material to our results of operations.

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

ALRe and AARe (collectively, Bermuda Reinsurance Subsidiaries), as Bermuda domiciled insurers, are also required to maintain licenses. Each of our Bermuda Reinsurance Subsidiaries is licensed as a reinsurer in Bermuda. Bermuda insurance statutes and regulations and policies of the BMA require that our Bermuda Reinsurance Subsidiaries, among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification to the BMA, as the case may be, of ownership, transfer and disposition of shareholder controller shares, maintain a head office, and have certain officers resident in Bermuda, appoint and maintain a principal representative in Bermuda and provide for the performance of certain periodic examinations of itself and its financial condition. A failure to meet these conditions may result in the suspension or revocation of a Bermuda Reinsurance Subsidiary’s license to do business as a reinsurance company in Bermuda, which would mean that such Bermuda Reinsurance Subsidiary would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. Any such suspension or revocation of a Bermuda Reinsurance Subsidiary’s license would negatively impact its and our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

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

The following updates and replaces, in its entirety, the similarly named section of risk factors included in our 2018 Annual Report:

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

Certain of our reinsurance agreements require our U.S. subsidiaries (including any non-U.S. subsidiaries subject to U.S. federal income taxation) to pay or accrue substantial amounts to our non-U.S. reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” However, in certain types of reinsurance transactions, it is not clear whether any amounts paid or accrued by non-U.S. reinsurance entities would be netted against amounts paid or accrued to such entities for purposes of calculating the “base erosion payments” and “base erosion tax benefits.”

In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we have undertaken certain actions intended to mitigate the potential effect of the BEAT on our results of operations. Such actions may have adverse consequences to our business, such as subjecting profit from our affiliate reinsurance to a layer of withholding tax of up to 30%, which would not have been payable under our prior structure. There can be no assurances that our efforts to mitigate the BEAT will be successful, and our consideration of any further actions may be expensive and time consuming. In addition, we have been, and may continue to be, required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take may, in hindsight, prove to have been unnecessary, ineffective or counterproductive.

The application of the BEAT to our reinsurance arrangements could be affected by further legislative action (including possibly a “technical corrections” bill), administrative guidance or court decisions, any of which could have retroactive effect. In addition, tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties, and the uncertainty regarding the correct interpretation of the BEAT may make such disagreements more likely. We will establish our tax provision in accordance with GAAP.

However, there can be no assurance that this provision will accurately reflect the amount of federal income tax that we ultimately pay, as that amount could differ materially from the estimate. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.

In addition, we have made estimates regarding the effective tax rate we expect to experience, which takes into account the impacts of federal income tax and the BEAT. The determination of each such figure, or range of figures, involves numerous estimates and assumptions, including estimates and assumptions regarding our BEAT calculations. Such estimates and assumptions may prove incorrect. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future effective and overall tax rates may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

The term “related” is defined broadly under the BEAT and application of the definition and the tax attribution rules to which it refers can produce results that are hard to predict. We believe that other than our subsidiaries, none of our reinsurance counterparties should be treated as “related” to us for purposes of the BEAT, and therefore payments under our reinsurance arrangements with such counterparties are not subject to the BEAT. However, there is considerable uncertainty regarding the scope of the term “related” for BEAT purposes, and no assurances can be made that the IRS will not assert that one or more of our reinsurance counterparties are “related” to us for purposes of the BEAT. A successful challenge could have a material and adverse effect on our financial condition, results of operations and cash flows.

AHL or its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

AHL and certain of its subsidiaries are incorporated under the laws of non-U.S. jurisdictions, including Bermuda. AHL, ALRe and their subsidiaries that are treated as foreign corporations under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) (the “Non-U.S. Subsidiaries,” and together with AHL and ALRe, the “Non-U.S. Companies”), have historically intended to operate in a manner that will not cause any to be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, the recent enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act and other factors may cause any of our Non-U.S. Companies to conduct its business differently. Further, because there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, there can be no assurance that the IRS will not successfully contend that a Non-U.S. Company is engaged in a trade or business in the U.S. If a Non-U.S. Company were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income) unless otherwise provided under the income tax treaties between the U.S. and Bermuda (the “Bermuda Treaty”) and between the U.S. and the U.K. (the “U.K. Treaty”). Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition, results of operations and cash flows.

AHL and ALRe are U.K. tax residents and expect to qualify for the benefits of the U.K. Treaty because AHL’s Class A common shares are listed and regularly traded on the NYSE. Accordingly, AHL and ALRe are expected to qualify for exemptions from, or reduced rates of, U.S. tax on certain amounts that are from U.S. sources or connected with a U.S. trade or business, provided that they satisfy all of the requirements of the U.K. Treaty. However, there can be no assurances that AHL and ALRe will continue to qualify for treaty benefits, particularly given the potential implications of the Bermuda Economic Substance Act 2018, or will not have a U.S. permanent establishment to which their income is attributable. If either AHL or ALRe fails to qualify for treaty benefits or has a U.S. permanent establishment to which its income is attributable, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

U.S. persons who own depositary shares representing an interest in our Preferred Stock or own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.

AHL’s bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions). AHL’s bye-laws also generally reduce the voting power of Class B common shares held by certain holders if (A) one or more U.S. persons that own (or are treated as owning) more than 9.9% of the total voting power of our common shares own (or are treated as owning) individually or in the aggregate more than 24.9% of the voting power or the value of our common shares or (B) a U.S. person that is classified as an individual, an estate or a trust for U.S. federal income tax purposes owns (or is treated as owning) more than 9.9% of the total voting power of our common shares. Additionally, AHL’s bye-laws require the board of AHL to refer certain decisions with respect to ALRe and our non-U.S. subsidiaries to our shareholders, and to vote our shares in those subsidiaries accordingly. These provisions were intended to reduce the likelihood that any of the Non-U.S. Companies will be treated as a controlled foreign corporation (“CFC”), other than for purposes of taking into account related person insurance income (“RPII”). However, the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions.

Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. subsidiaries are deemed to own all of the stock of the Non-U.S. Subsidiaries for CFC purposes. Further, we believe that other U.S. persons are currently treated as 10% U.S. Shareholders that own more than 25% of the vote (and potentially more than 25% of the value) of ALRe by reason of downward attribution from our direct or indirect shareholders. Accordingly, the Non-U.S. Subsidiaries are currently treated as CFCs and ALRe is believed to be a CFC, at least for purposes of taking into account certain insurance income, without regard to whether the provisions of our bye-laws described above are effective for purposes of the CFC provisions. The legislative history under the Tax Act indicates that this change was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% U.S. Shareholder (as defined below) that is not related to the U.S. persons receiving such downward attribution. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

For any taxable year in which a Non-U.S. Company is treated as a CFC with respect to a 10% U.S. Shareholder of the Non-U.S. Company that held depositary shares representing an interest in our Preferred Stock or held our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year that the company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of the company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). A “10% U.S. Shareholder” of an entity treated as a foreign corporation for U.S. federal income tax purposes is a U.S. person who owns (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any U.S. person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.

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

In addition, if a U.S. person disposes of shares in a non-U.S. corporation and the U.S. person owned (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total combined voting power of the voting stock of the corporation at any time when the corporation was a CFC during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period or periods that the U.S. person owned the shares while the corporation was a CFC (with certain adjustments). Also, a U.S. person may be required to comply with specified reporting requirements, regardless of the number of shares owned.

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

U.S. persons who own depositary shares representing an interest in our Preferred Stock or own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.

If any of the Non-U.S. Companies is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each U.S. person that owns depositary shares representing an interest in our Preferred Stock or owns our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, a Non-U.S. Company generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning 25% or more of the total voting power or value of the Non-U.S. Company’s stock at any time during the taxable year. We believe that the Non-U.S. Companies will be treated as CFCs for this purpose based on the current and expected ownership of our shares.

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

Athene and Apollo have considerable overlap in ownership. If it is determined that the same persons “control” both us and Apollo through owning (or being treated as owning) more than 50% of the vote or value of Athene and Apollo, substantially all of the income of the Non-U.S. Companies that are engaged in reinsurance might constitute RPII. This would trigger the adverse RPII consequences described above to all U.S. persons that hold our depositary shares representing an interest in our Preferred Stock or hold our Class A common shares directly or indirectly through non-U.S. entities and would have a material adverse effect on the value of their investment in the depositary shares representing an interest in our Preferred Stock or their investment in our Class A common shares.

Existing voting restrictions set forth in AHL’s bye-laws are generally intended to prevent a person who owns (or is treated as owning) shares in Apollo from owning (or being treated as owning) any of the voting power of our Class A common shares, thus preventing persons who own (or are treated as owning) both AHL and Apollo from owning (or being treated as owning) more than 50% of the voting power of our stock. However, these restrictions do not prevent members of the Apollo Group from retaining the right to vote on newly acquired Class A common shares, should they choose to do so, nor do they prevent persons who own (or are treated as owning) both AHL and Apollo from owning (or being treated as owning) more than 50% of the value of our stock. AHL’s bye-laws also generally provide that no person (nor certain direct or indirect beneficial owners or related persons to such person) who owns our shares, other than a member of the Apollo Group, may acquire any shares of Apollo or otherwise make any investment that would cause such person, or any other person that is a U.S. person, to own (or be treated as owning) more than 50% of the vote or value of AHL’s stock. Any holder of our shares that violates this provision may be required, at the board’s discretion, to sell its shares or take any other reasonable action that the board deems necessary.

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

U.S. persons who dispose of depositary shares representing an interest in our Preferred Stock or dispose of our Class A common shares may be required to treat any gain as ordinary income for U.S. federal income tax purposes and comply with other specified reporting requirements.

If a U.S. person disposes of shares in a non-U.S. corporation that is an insurance company that had RPII and the 25% threshold described above is met at any time when the U.S. person owned any shares in the corporation during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the U.S. person owned the shares (possibly whether or not those earnings and profits are attributable to RPII). In addition, the shareholder will be required to comply with specified reporting requirements, regardless of the amount of shares owned. We believe that these rules should not apply to a disposition of depositary shares representing an interest in our Preferred Stock or a disposition of our Class A common shares because AHL is not itself directly engaged in the insurance business. We cannot assure you, however, that the IRS will not successfully assert that these rules apply to a disposition of depositary shares representing an interest in our Preferred Stock or a disposition of our Class A common shares.

U.S. tax-exempt organizations that own depositary shares representing an interest in our Preferred Stock or own our Class A common shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization that directly or indirectly owns depositary shares representing an interest in our Preferred Stock or owns our Class A common shares generally will recognize unrelated business taxable income and be subject to additional U.S. tax filing obligations to the extent such tax-exempt organization is required to take into account any of our insurance income or RPII pursuant to the CFC and RPII rules described above. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of depositary shares representing an interest in our Preferred Stock or the ownership of our Class A common shares.

U.S. persons who own depositary shares representing an interest in our Preferred Stock or own our Class A common shares may be subject to adverse tax consequences if AHL is considered a passive foreign investment company for U.S. federal income tax purposes.

If AHL is considered a passive foreign investment company (PFIC) for U.S. federal income tax purposes, a U.S. person who directly or, in certain cases, indirectly owns depositary shares representing an interest in our Preferred Stock or owns our Class A common shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of AHL’s non-U.S. status and additional U.S. tax filing obligations, regardless of the number of shares owned.

We currently do not expect that AHL will be a PFIC for U.S. federal income tax purposes in the current taxable year or the foreseeable future because AHL, through its insurance subsidiaries, intends to qualify for the “active insurance” exception to PFIC treatment. This exception was amended as part of the Tax Act, and we believe that we qualify for the exception as amended. However, there is significant uncertainty regarding how the exception will be interpreted. The IRS recently proposed regulations providing guidance on the amended exception. The proposed regulations are not effective until adopted in final form.

Under the Code and the proposed regulations, the active insurance exception is available only if a foreign insurance company is considered to be engaged in the “active conduct” of an insurance business. The proposed regulations state that whether a company is engaged in the “active conduct” of an insurance business is a facts and circumstances test, but then introduce a “bright line” rule providing that the “active conduct” requirement is met if, and only if, the insurance company’s “active conduct percentage” is at least 50%. In general, a company’s active conduct percentage is determined by dividing the company’s aggregate expenses for certain insurance-related services of its officers and employees (and the officers and employees of certain affiliates) by the company’s aggregate expenses for such insurance-related services (including those paid to unaffiliated persons). The precise scope of expenses that should be taken into account in calculating the active conduct percentage is unclear.

ALRe generally pays fees to unaffiliated service providers, including Apollo, for investment management and other services. Including such fees in the calculation would have the effect of reducing ALRe’s active conduct percentage. Due to uncertainty in the scope of expenses that should be taken into account, complexity in tracking and allocating expenses, and variations in expenses from year to year, among other uncertainties, no assurances can be provided that ALRe’s active conduct percentage will be at least 50% in any given year. Accordingly, if the proposed regulations were finalized in their proposed form, depending on which expenses are included in the fraction, there is risk that ALRe would be considered a PFIC in one or more taxable years, in which case AHL would also likely be a PFIC in such taxable years.

The IRS has requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether the provisions of any final or temporary regulations will vary from the proposed regulations. As a result, we cannot assure you that AHL will not be treated as a PFIC. If AHL is treated as a PFIC, the adverse tax consequences described above generally would also apply with respect to a U.S. person’s indirect ownership interest in any PFICs in which AHL directly or, in certain cases, indirectly, owns an interest, including ALRe.

Changes in U.S. tax law might adversely affect us or our shareholders, including holders of the depositary shares representing an interest in our Preferred Stock or holders of our Class A common shares.

The tax treatment of non-U.S. companies and their U.S. and non-U.S. insurance subsidiaries may be the subject of further tax legislation. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us or by an investor in depositary shares representing an interest in our Preferred Stock or an investor in our Class A common shares or reduce the attractiveness of our products. If any such developments occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Certain U.S. tax provisions commonly known as FATCA impose a 30% withholding tax on certain payments of U.S. source income to certain “foreign financial institutions” and “non-financial foreign entities.” The withholding tax may also apply to certain “foreign passthru payments” made by foreign financial institutions at a future date. The U.S. government has signed an intergovernmental agreement to facilitate the implementation of FATCA with the government of Bermuda (Bermuda IGA). The Non-U.S. Companies intend to comply with the obligations imposed on them under FATCA and the Bermuda IGA, as applicable, to avoid being subject to withholding under FATCA on payments made to them or penalties. However, no assurance can be provided in this regard. We may become subject to withholding tax or penalties if we are unable to comply with FATCA.

If AHL is treated as engaged in a U.S. trade or business in any taxable year, all or a portion of the dividends on our Preferred Stock or our Class A common shares may be treated as U.S. source income and may be subject to withholding and information reporting under FATCA unless a shareholder (and any intermediaries through which the shareholder holds its shares) establishes an exemption from such withholding and information reporting. As discussed above, we have historically intended to limit our U.S. activities so that AHL is not considered to be engaged in a U.S. trade or business. However, the recent enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act and other factors may cause AHL to conduct its business differently. Furthermore, no definitive standards are provided by the Code, U.S. Treasury regulations or court decisions regarding when a foreign corporation is engaged in the conduct of a U.S. trade or business. Because the law is unclear, and the determination is highly factual and must be made annually, there is no assurance that the IRS will not contend that AHL is engaged in a U.S. trade or business.

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

The impact of the Organisation for Economic Co-operation and Development’s recommendations on base erosion and profit shifting is uncertain and could impose adverse tax consequences on us.

In 2015, the Organisation for Economic Co-operation and Development published final recommendations on base erosion and profit shifting (BEPS). These BEPS recommendations propose the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Beginning with 2017, some countries in which we do business, including Bermuda and the U.S., require certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis, which could increase scrutiny by foreign tax authorities.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended June 30, 2019 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1,2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
April 1 – April 30, 2019	1,136	$42.71	—	$102,632,284
May 1 – May 31, 2019	2,793,562	$43.20	2,793,553	$229,352,721
June 1 – June 30, 2019	5,974,518	$42.71	5,974,518	$94,257,312

[1] Differences in amounts between column (a) and (c) relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

2 On December 10, 2018, we announced that our board of directors had approved an authorization for the repurchase of up to $250 million of our Class A shares (Previous Authorization). On May 7, 2019, we announced that our board of directors had approved an authorization for the repurchase of up to $350 million of our Class A shares, inclusive of the remaining shares authorized for repurchase under the Previous Authorization. On June 10, 2019, we announced that our board of directors had approved an additional $120 million authorization for the repurchase our Class A shares. On August 5, 2019, we announced that our board of directors had approved an additional $350 million authorization for the repurchase of our Class A shares. None of the authorizations have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 7 – Equity to the condensed consolidated financial statements for more information.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Twelfth Amended and Restated Bye-Laws of Athene Holding Ltd., effective June 4, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 10, 2019 dated June 4, 2019).

4.1
Certificate of Designations of 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.2
Form of Share Certificate evidencing 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.3
Deposit Agreement, dated June 10, 2019, between Athene Holding Ltd. and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.4	Form of Depositary Receipt (included in Exhibit 4.3).
10.1
Seventh Amended and Restated Fee Agreement, dated June 10, 2019, between Athene Holding Ltd. and AAM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2019 dated June 4, 2019).

10.2	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 10, 2019 dated June 4, 2019).
10.3	Form of Director Retention Letter.
10.4	Form of 2019 Share Incentive Plan Restricted Share Restricted Share Award Notice and Agreement (Outside Directors).
10.5	Form of 2019 Share Incentive Plan Restricted Share Restricted Share Award Notice and Agreement.
10.6	Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Agreement.
10.7	Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Agreement.
10.8	Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Agreement.
10.9	Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Agreement.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 5, 2019	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)