Form 10-Q
period 2019-09-30
Athene Holding Ltd
filed 2019-11-05
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Bermuda		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
96 Pitts Bay Road
Pembroke, HM 08, Bermuda
(441) 279-8400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common shares, par value $0.001 per share	ATH	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A	ATHPrA	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
5.625% Fixed Rate Perpetual Non-Cumulative Preference Share, Series B	ATHPrB	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of each class of our common stock outstanding is set forth in the table below, as of September 30, 2019:

Class A common shares	150,165,459	Class M-2 common shares	841,011
Class B common shares	25,433,465	Class M-3 common shares	1,000,000
Class M-1 common shares	3,282,890	Class M-4 common shares	3,984,107

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

•
the termination by Apollo Global Management, Inc. (AGM) or any of its subsidiaries (collectively, AGM together with its subsidiaries, Apollo) of its investment management agreements with us and limitations on our ability to terminate such arrangements;

•	Apollo’s dependence on key executives and inability to attract qualified personnel;

•	increased regulation or scrutiny of alternative investment advisers and certain trading methods;

•
potential changes to regulations affecting, among other things, transactions with our affiliates, the ability of our subsidiaries to make dividend payments or distributions to AHL, acquisitions by or of us, minimum capitalization and statutory reserve requirements for insurance companies and fiduciary obligations on parties who distribute our products;

•	the failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operation of our insurance subsidiaries;

•	increases in our tax liability resulting from the Base Erosion and Anti-Abuse Tax (BEAT);

•
improper interpretation or application of Public Law no. 115-97, the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) or subsequent changes to, clarifications of or guidance under the Tax Act that is counter to our interpretation and has retroactive effect;

•	AHL or any of its non-United States (U.S.) subsidiaries becoming subject to U.S. federal income taxation;

•	adverse changes in U.S. tax law;

•	our being subject to U.S. withholding tax under the Foreign Account Tax Compliance Act (FATCA);

•	changes in our ability to pay dividends or make distributions;

•	our failure to obtain approval of the share exchange transaction with Apollo by our shareholders or regulators;

•	our failure to recognize the benefits expected to be derived from the share exchange transaction with Apollo;

•	unexpected difficulties or expenditures related to the share exchange transaction with Apollo;

•
disruption of our current plans, operations and relationships with policyholders, reinsurance counterparties or other business partners caused by the announcement and pendency of the share exchange transaction with Apollo;

•
the commencement of legal proceedings, including those that may be instituted against us, our board of directors, our executive officers and others following the announcement of the share exchange transaction with Apollo;

•	the failure to close the ACRA capital raise or the failure to achieve the economic benefits expected to be derived therefrom; and

•
other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2018 Annual Report and those discussed elsewhere in this report and in our 2018 Annual Report.

We caution you that the important factors referenced above may not be exhaustive. In light of these risks, you should not place undue reliance upon any forward-looking statements contained in this report. The forward-looking statements included in this report are made only as of the date that this report was filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation, except as may be required by law, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management LLC, now known as Apollo Insurance Solutions Group LLC
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group
(1) Apollo, (2) the AAA Investor, (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders and (5) any affiliate of any of the foregoing (except that Athene, Athene employees, and ISG employees are not members of the Apollo Group)

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd., formerly known as AGER Bermuda Holding Ltd.
BMA	Bermuda Monetary Authority
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
ISG	Apollo Insurance Solutions Group LLC, formerly known as Athene Asset Management LLC
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
Voya	Voya Financial, Inc.
VIAC	Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the NAIC risk-based capital factors.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2019	December 31, 2018
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2019 – $66,866 and 2018 – $60,025)	$70,903	$59,265
Trading securities, at fair value	2,411	1,949
Equity securities, at fair value	359	216
Mortgage loans, net of allowances (portion at fair value: 2019 – $28 and 2018 – $32)	13,465	10,340
Investment funds (portion at fair value: 2019 – $156 and 2018 – $182)	712	703
Policy loans	466	488
Funds withheld at interest (portion at fair value: 2019 – $804 and 2018 – $57)	15,280	15,023
Derivative assets	2,386	1,043
Short-term investments, at fair value	571	191
Other investments (portion at fair value: 2019 – $64 and 2018 – $52)	130	122
Total investments	106,683	89,340
Cash and cash equivalents	3,833	2,911
Restricted cash	199	492
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2019 – $2,347 and 2018 – $1,462)	2,368	1,437
Trading securities, at fair value	306	249
Equity securities, at fair value	381	120
Mortgage loans	653	291
Investment funds (portion at fair value: 2019 – $249 and 2018 – $201)	2,763	2,232
Funds withheld at interest (portion at fair value: 2019 – $655 and 2018 – $(110))	13,560	13,577
Other investments	387	386
Accrued investment income (related party: 2019 – $28 and 2018 – $25)	781	682
Reinsurance recoverable (related party: 2019 – $320 and 2018 – $344; portion at fair value: 2019 – $1,954 and 2018 – $1,676)	5,697	5,534
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,960	5,907
Other assets (related party: 2019 – $2 and 2018 – $357)	970	1,635
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2019 – $1 and 2018 – $35)	19	35
Equity securities, at fair value – related party	6	50
Investment funds (related party: 2019 – $599 and 2018 – $583; portion at fair value: 2019 – $569 and 2018 – $567)	619	624
Cash and cash equivalents	3	2
Other assets	14	1
Total assets	$144,202	$125,505
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	September 30, 2019	December 31, 2018
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2019 – $15,693 and 2018 – $16,850; portion at fair value: 2019 – $11,415 and 2018 – $8,901)	$101,666	$96,610
Future policy benefits (related party: 2019 – $1,474 and 2018 – $1,259; portion at fair value: 2019 – $2,369 and 2018 – $2,173)	22,909	16,704
Other policy claims and benefits (related party: 2019 – $9 and 2018 – $10)	129	142
Dividends payable to policyholders	115	118
Long-term debt	992	991
Derivative liabilities	46	85
Payables for collateral on derivatives	2,323	969
Funds withheld liability (related party: 2019 – $347 and 2018 – $337; portion at fair value: 2019 – $35 and 2018 – $(1))	768	721
Other liabilities (related party: 2019 – $85 and 2018 – $59)	1,708	888
Liabilities of consolidated variable interest entities	1	1
Total liabilities	130,657	117,229
Commitments and Contingencies (Note 10)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2019 and 2018 – 425.0 shares; issued and outstanding: 2019 – 150.1 and 2018 – 162.4 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 325.0 shares; issued and outstanding: 2019 – 25.4 and 2018 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.1 shares; issued and outstanding: 2019 – 3.3 and 2018 – 3.4 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 5.0 shares; issued and outstanding: 2019 – 0.8 and 2018 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 1.0 and 2018 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 4.0 and 2018 – 4.1 shares	—	—
Additional paid-in capital	4,435	3,462
Retained earnings	6,668	5,286
Accumulated other comprehensive income (loss) (related party: 2019 – $22 and 2018 – $(25))	2,442	(472)
Total shareholders’ equity	13,545	8,276
Total liabilities and equity	$144,202	$125,505
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenues
Premiums (related party of $51 and $41 for the three months ended and $173 and $623 for the nine months ended September 30, 2019 and 2018, respectively)	$2,605	$526	$5,304	$1,535
Product charges (related party of $14 and $14 for the three months ended and $42 and $19 for the nine months ended September 30, 2019 and 2018, respectively)	135	119	392	321
Net investment income (related party investment income of $155 and $193 for the three months ended and $472 and $369 for the nine months ended September 30, 2019 and 2018, respectively, and related party investment expense of $127 and $88 for the three months ended and $313 and $257 for the nine months ended September 30, 2019 and 2018, respectively)	1,070	1,070	3,297	2,883
Investment related gains (losses) (related party of $272 and $30 for the three months ended and $1,018 and $(12) for the nine months ended September 30, 2019 and 2018, respectively)	688	816	3,776	578
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(34)	(7)	(43)	(10)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	9	4	11	4
Net other-than-temporary impairment losses	(25)	(3)	(32)	(6)
Other revenues	6	10	27	22
Revenues of consolidated variable interest entities
Net investment income (related party of $20 and $15 for the three months ended and $56 and $39 for the nine months ended September 30, 2019 and 2018, respectively)	20	15	57	39
Investment related gains (losses) (related party of $1 and $23 for the three months ended and $7 and $17 for the nine months ended September 30, 2019 and 2018, respectively)	2	23	10	17
Total revenues	4,501	2,576	12,831	5,389
Benefits and expenses
Interest sensitive contract benefits (related party of $97 and $129 for the three months ended and $394 and $145 for the nine months ended September 30, 2019 and 2018, respectively)	801	742	3,411	1,115
Amortization of deferred sales inducements	20	23	38	66
Future policy and other policy benefits (related party of $70 and $58 for the three months ended and $267 and $638 for the nine months ended September 30, 2019 and 2018, respectively)	2,872	928	6,224	2,193
Amortization of deferred acquisition costs and value of business acquired	323	36	815	207
Dividends to policyholders	12	10	30	32
Policy and other operating expenses (related party of $10 and $22 for the three months ended and $30 and $27 for the nine months ended September 30, 2019 and 2018, respectively)	194	158	544	454
Total benefits and expenses	4,222	1,897	11,062	4,067
Income before income taxes	279	679	1,769	1,322
Income tax expense (benefit)	(14)	56	48	165
Net income	293	623	1,721	1,157
Less: Preferred stock dividends	17	—	17	—
Net income available to Athene Holding Ltd. common shareholders	$276	$623	$1,704	$1,157

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4	$1.50	$3.16	$8.97	$5.86
Diluted – Class A	1.50	3.15	8.95	5.85
Diluted – Class B	1.50	3.16	8.97	5.86
Diluted – Class M-1	1.50	3.16	8.97	5.86
Diluted – Class M-2	1.50	3.16	8.97	5.83
Diluted – Class M-3	1.50	3.16	8.97	5.83
Diluted – Class M-4	1.29	2.42	7.77	4.36

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$293	$623	$1,721	$1,157
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	744	(140)	3,484	(1,733)
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	(9)	(4)	(11)	(4)
Unrealized gains on hedging instruments	124	7	171	52
Pension adjustments	—	—	(1)	3
Foreign currency translation adjustments	(1)	—	(1)	(10)
Other comprehensive income (loss), before tax	858	(137)	3,642	(1,692)
Income tax expense (benefit) related to other comprehensive income (loss)	176	(23)	728	(318)
Other comprehensive income (loss)	682	(114)	2,914	(1,374)
Comprehensive income (loss)	$975	$509	$4,635	$(217)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2018	$—	$—	$3,492	$4,823	$147	$8,462
Net income	—	—	—	623	—	623
Other comprehensive loss	—	—	—	—	(114)	(114)
Issuance of common shares, net of expenses	—	—	1	—	—	1
Stock-based compensation	—	—	6	—	—	6
Balance at September 30, 2018	$—	$—	$3,499	$5,446	$33	$8,978

Balance at June 30, 2019	$—	$—	$4,144	$6,461	$1,760	$12,365
Net income	—	—	—	293	—	293
Other comprehensive income	—	—	—	—	682	682
Issuance of preferred shares, net of expenses	—	—	333	—	—	333
Issuance of common shares, net of expenses	—	—	2	—	—	2
Stock-based compensation	—	—	8	—	—	8
Retirement or repurchase of shares	—	—	(52)	(69)	—	(121)
Preferred stock dividends	—	—	—	(17)	—	(17)
Balance at September 30, 2019	$—	$—	$4,435	$6,668	$2,442	$13,545

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2017	$—	$—	$3,472	$4,255	$1,449	$9,176
Adoption of accounting standards	—	—	—	39	(42)	(3)
Net income	—	—	—	1,157	—	1,157
Other comprehensive loss	—	—	—	—	(1,374)	(1,374)
Issuance of common shares, net of expenses	—	—	2	—	—	2
Stock-based compensation	—	—	25	—	—	25
Retirement or repurchase of shares	—	—	—	(5)	—	(5)
Balance at September 30, 2018	$—	$—	$3,499	$5,446	$33	$8,978

Balance at December 31, 2018	$—	$—	$3,462	$5,286	$(472)	$8,276
Net income	—	—	—	1,721	—	1,721
Other comprehensive income	—	—	—	—	2,914	2,914
Issuance of preferred shares, net of expenses	—	—	1,172	—	—	1,172
Issuance of common shares, net of expenses	—	—	4	—	—	4
Stock-based compensation	—	—	23	—	—	23
Retirement or repurchase of shares	—	—	(226)	(322)		(548)
Preferred stock dividends	—	—	—	(17)	—	(17)
Balance at September 30, 2019	$—	$—	$4,435	$6,668	$2,442	$13,545

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2019	2018
Cash flows from operating activities
Net income	$1,721	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	815	207
Amortization of deferred sales inducements	38	66
Accretion of net investment premiums, discounts and other	(60)	(143)
Payment at inception of reinsurance agreements, net (related party: 2019 – $0 and 2018 – $(407))	—	(394)
Net investment (income) loss (related party: 2019 – $(95) and 2018 – $(77))	(94)	(61)
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(19) and 2018 – $(5))	(1,672)	(559)
Policy acquisition costs deferred	(521)	(495)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2019 – $(3) and 2018 – $(13))	(99)	(70)
Interest sensitive contract liabilities (related party: 2019 – $338 and 2018 – $126)	3,086	591
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2019 – $223 and 2018 – $54)	973	997
Funds withheld assets and liabilities (related party: 2019 – $(1,261) and 2018 – $(114))	(2,488)	(232)
Other assets and liabilities	299	97
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(7) and 2018 – $(18))	(10)	(18)
Other operating activities, net	(3)	—
Net cash provided by operating activities	1,985	1,143
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2019 – $101 and 2018 – $120)	8,344	9,003
Trading securities (related party: 2019 – $32 and 2018 – $30)	162	320
Equity securities	69	25
Mortgage loans (related party: 2019 – $4 and 2018 – $0)	1,513	1,048
Investment funds (related party: 2019 – $196 and 2018 – $197)	301	330
Derivative instruments and other invested assets	1,008	1,548
Short-term investments (related party: 2019 – $0 and 2018 – $162)	274	430
Purchases of:
Available-for-sale securities (related party: 2019 – $(1,065) and 2018 – $(784))	(11,413)	(12,029)
Trading securities (related party: 2019 – $(6) and 2018 – $0)	(425)	(17)
Equity securities (related party: 2019 – $(243) and 2018 – $0)	(421)	(163)
Mortgage loans (related party: 2019 – $(366) and 2018 – $(389))	(5,013)	(4,079)
Investment funds (related party: 2019 – $(621) and 2018 – $(894))	(738)	(1,073)
Derivative instruments and other invested assets (related party: 2019 – $0 and 2018 – $(150))	(853)	(973)
Short-term investments (related party: 2019 – $0 and 2018 – $(121))	(653)	(421)
Consolidated variable interest entities related:
Sales, maturities and repayments of investments (related party: 2019 – $84 and 2018 – $103)	92	114
Purchases of investments (related party: 2019 – $(16) and 2018 – $(14))	(27)	(66)
Deconsolidation of Athora Holding Ltd.	—	(296)
Other investing activities, net	521	245
Net cash used in investing activities	(7,259)	(6,054)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2019	2018
Cash flows from financing activities
Proceeds from short-term debt	$—	$183
Repayment of short-term debt	—	(183)
Proceeds from long-term debt	—	998
Deposits on investment-type policies and contracts (related party: 2019 – $130 and 2018 – $140)	8,879	7,011
Withdrawals on investment-type policies and contracts (related party: 2019 – $(332) and 2018 – $(143))	(4,846)	(4,254)
Payments (for) from coinsurance agreements on investment-type contracts, net	(39)	9
Net change in cash collateral posted for derivative transactions	1,354	(8)
Issuance of preferred stock, net of expenses	1,172	—
Preferred stock dividends	(17)	—
Repurchase of common stock	(548)	(5)
Other financing activities, net	(51)	106
Net cash provided by financing activities	5,904	3,857
Net increase (decrease) in cash and cash equivalents	630	(1,054)
Cash and cash equivalents at beginning of year[1]	3,405	4,997
Cash and cash equivalents at end of period[1]	$4,035	$3,943

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $159 and 2018 – $17,574)	$619	$18,508
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $1,351 and 2018 – $604)	2,764	899
Investments received from settlements on reinsurance agreements	56	36
Investments received from settlements on related party reinsurance agreements	97	—
Investments received from pension risk transfer premiums	4,506	92
Investments exchanged for related party investments	—	95
Investment in Athora Holding Ltd. received upon deconsolidation	—	108

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Financial Instruments – Credit Losses (ASU 2019-05, ASU 2019-04, ASU 2018-19 and ASU 2016-13)
This update will limit the number of credit impairment models used for different assets, and will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage loans. The identification of purchased credit-deteriorated financial assets will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, changes in the expected cash flows of purchased credit-deteriorated financial assets will be recognized immediately in the income statement. Available-for-sale (AFS) securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will be required to adopt this update effective January 1, 2020, and we expect to make a cumulative-effect adjustment to the opening balance of retained earnings as of that date.

Although we continue to evaluate the impact of this guidance on our consolidated financial statements, internal controls, and policies and procedures, we have run multiple economic scenarios through our credit loss models for our current commercial mortgage loan portfolio. These initial model runs indicate that our retained earnings will decrease by approximately $140 million to $240 million on a pre-tax basis, or 1.4% to 2.5% of the commercial mortgage loan portfolio, upon implementation.

The ultimate impact of adoption is dependent upon changes in the outstanding balance and composition of our investment portfolio, macroeconomic conditions and reasonable and supportable forecasts of those macroeconomic conditions used within our credit loss models. Further validation of our models could also impact our balance sheet adjustment upon implementation.

In the months ahead, we will continue to validate and test our credit loss models, further assess other assets within the scope of the new standard for which the impact to retained earnings is expected to be less significant, finalize new policies and procedures, and further establish the necessary controls for implementation.

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

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes related party investments that are primarily a result of investments over which Apollo Global Management, Inc. (AGM and, together with its subsidiaries, Apollo) can exercise significant influence. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, gross unrealized gains and losses, fair value and other than temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) of our AFS investments by asset type:

	September 30, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$36	$1	$—	$37	$—
U.S. state, municipal and political subdivisions	1,233	260	(1)	1,492	—
Foreign governments	301	27	—	328	—
Corporate	43,948	3,415	(318)	47,045	9
CLO	7,044	15	(188)	6,871	—
ABS	4,967	164	(20)	5,111	2
CMBS	2,639	130	(4)	2,765	7
RMBS	6,698	565	(9)	7,254	12
Total AFS securities	66,866	4,577	(540)	70,903	30
AFS securities – related party
Corporate	23	1	—	24	—
CLO	834	1	(17)	818	—
ABS	1,490	36	—	1,526	—
Total AFS securities – related party	2,347	38	(17)	2,368	—
Total AFS securities including related party	$69,213	$4,615	$(557)	$73,271	$30

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$57	$—	$—	$57	$—
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	—
Foreign governments	162	2	(3)	161	—
Corporate	38,018	394	(1,315)	37,097	1
CLO	5,658	2	(299)	5,361	—
ABS	4,915	53	(48)	4,920	—
CMBS	2,390	27	(60)	2,357	7
RMBS	7,642	413	(36)	8,019	11
Total AFS securities	60,025	1,008	(1,768)	59,265	19
AFS securities – related party
CLO	587	—	(25)	562	—
ABS	875	4	(4)	875	—
Total AFS securities – related party	1,462	4	(29)	1,437	—
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	$19

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	September 30, 2019
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,117	$1,122
Due after one year through five years	9,246	9,540
Due after five years through ten years	11,319	11,907
Due after ten years	23,836	26,333
CLO, ABS, CMBS and RMBS	21,348	22,001
Total AFS securities	66,866	70,903
AFS securities – related party
Due in one year or less	5	5
Due after one year through five years	18	19
CLO and ABS	2,324	2,344
Total AFS securities – related party	2,347	2,368
Total AFS securities including related party	$69,213	$73,271

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$—	$—	$2	$—	$2	$—
U.S. state, municipal and political subdivisions	13	—	22	(1)	35	(1)
Corporate	1,808	(215)	1,313	(103)	3,121	(318)
CLO	3,128	(69)	2,354	(119)	5,482	(188)
ABS	435	(5)	245	(15)	680	(20)
CMBS	110	(2)	99	(2)	209	(4)
RMBS	468	(7)	78	(2)	546	(9)
Total AFS securities	5,962	(298)	4,113	(242)	10,075	(540)
AFS securities – related party
CLO	400	(8)	181	(9)	581	(17)
Total AFS securities – related party	400	(8)	181	(9)	581	(17)
Total AFS securities including related party	$6,362	$(306)	$4,294	$(251)	$10,656	$(557)

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$32	$—	$2	$—	$34	$—
U.S. state, municipal and political subdivisions	139	(2)	82	(5)	221	(7)
Foreign governments	97	(2)	15	(1)	112	(3)
Corporate	20,213	(942)	4,118	(373)	24,331	(1,315)
CLO	5,054	(297)	90	(2)	5,144	(299)
ABS	1,336	(23)	506	(25)	1,842	(48)
CMBS	932	(27)	497	(33)	1,429	(60)
RMBS	1,417	(31)	140	(5)	1,557	(36)
Total AFS securities	29,220	(1,324)	5,450	(444)	34,670	(1,768)
AFS securities – related party
CLO	534	(25)	—	—	534	(25)
ABS	306	(2)	116	(2)	422	(4)
Total AFS securities – related party	840	(27)	116	(2)	956	(29)
Total AFS securities including related party	$30,060	$(1,351)	$5,566	$(446)	$35,626	$(1,797)

As of September 30, 2019, we held 1,411 AFS securities that were in an unrealized loss position. Of this total, 484 were in an unrealized loss position 12 months or more. As of September 30, 2019, we held 30 related party AFS securities that were in an unrealized loss position. Of this total, three were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other-Than-Temporary Impairments—For the nine months ended September 30, 2019, we incurred $32 million of net OTTI, of which $19 million related to intent-to-sell impairments. The net remaining OTTI of $13 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the condensed consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Beginning balance	$13	$7	$10	$14
Initial impairments – credit loss OTTI recognized on securities not previously impaired	9	3	11	4
Additional impairments – credit loss OTTI recognized on securities previously impaired	1	1	2	1
Reduction in impairments from securities sold, matured or repaid	—	(1)	—	(9)
Ending balance	$23	$10	$23	$10

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
AFS securities	$760	$730	$2,276	$2,117
Trading securities	48	52	139	150
Equity securities	4	4	11	8
Mortgage loans	173	120	483	315
Investment funds	76	56	188	179
Funds withheld at interest	106	169	403	301
Other	32	28	116	74
Investment revenue	1,199	1,159	3,616	3,144
Investment expenses	(129)	(89)	(319)	(261)
Net investment income	$1,070	$1,070	$3,297	$2,883

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
AFS securities
Gross realized gains on investment activity	$47	$56	$120	$128
Gross realized losses on investment activity	(21)	(50)	(38)	(93)
Net realized investment gains on AFS securities	26	6	82	35
Net recognized investment gains (losses) on trading securities	48	(49)	176	(214)
Net recognized investment gains (losses) on equity securities	(3)	(2)	16	2
Derivative gains	620	860	3,493	722
Other gains (losses)	(3)	1	9	33
Investment related gains (losses)	$688	$816	$3,776	$578

Proceeds from sales of AFS securities were $852 million and $1,278 million for the three months ended September 30, 2019 and 2018, respectively, and $4,063 million and $4,216 million for the nine months ended September 30, 2019 and 2018, respectively. Proceeds from sales of AFS securities for the three and nine months ended September 30, 2018 have been revised for immaterial misstatements to be comparable to current year balances.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party and consolidated VIEs, we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Trading securities	$46	$(8)	$215	$(118)
Trading securities – related party	3	(12)	(13)	(18)
VIE trading securities – related party	1	—	2	1
Equity securities	—	(2)	20	2
VIE equity securities – related party	—	13	(2)	(26)

Purchased Credit Impaired (PCI) Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Contractually required payments receivable	$7,017	$8,179	$3,591	$2,675
Less: Cash flows expected to be collected[1]	(6,178)	(7,195)	(3,519)	(2,628)
Non-accretable difference	$839	$984	$72	$47

Cash flows expected to be collected[1]	$6,178	$7,195	$3,519	$2,628
Less: Amortized cost	(4,921)	(5,518)	(2,633)	(1,931)
Accretable difference	$1,257	$1,677	$886	$697

Fair value	$5,376	$5,828	$2,804	$1,933
Outstanding balance	6,090	6,773	2,975	2,210

[1] Represents the undiscounted principal and interest cash flows expected.

During the nine months ended September 30, 2019, we acquired PCI investments with the following amounts at the time of purchase:

(In millions)	Fixed maturity securities	Mortgage loans
Contractually required payments receivable	$141	$1,163
Cash flows expected to be collected	117	1,126
Fair value	105	905

The following table summarizes the activity for the accretable yield on PCI investments:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Beginning balance	$1,382	$860	$1,677	$697
Purchases of PCI investments, net of sales	(1)	2	5	155
Accretion	(64)	(22)	(236)	(83)
Net reclassification from (to) non-accretable difference	(60)	46	(189)	117
Ending balance at September 30	$1,257	$886	$1,257	$886

Reverse Repurchase Agreements—Reverse repurchase agreements represent the purchase of investments from a seller with the agreement that the investments will be repurchased by the seller at a specified price and date or within a specified period of time. The investments purchased, which represent collateral on a secured lending arrangement, are not reflected in our condensed consolidated balance sheets; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement. As of September 30, 2019 and December 31, 2018, amounts loaned under reverse repurchase agreements were $190 million and $0 million, respectively, and collateral received was $612 million and $0 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	September 30, 2019	December 31, 2018
Commercial mortgage loans	$9,593	$7,217
Commercial mortgage loans under development	108	80
Total commercial mortgage loans	9,701	7,297
Residential mortgage loans	4,417	3,334
Mortgage loans, net of allowances	$14,118	$10,631

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

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	September 30, 2019		December 31, 2018
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$2,673	27.6%	$2,221	30.5%
Retail	2,167	22.4%	1,660	22.7%
Hotels	1,028	10.6%	1,040	14.3%
Industrial	1,382	14.2%	1,196	16.4%
Apartment	1,749	18.0%	791	10.8%
Other commercial	702	7.2%	389	5.3%
Total commercial mortgage loans	$9,701	100.0%	$7,297	100.0%

U.S. Region
East North Central	$961	9.9%	$855	11.7%
East South Central	435	4.5%	295	4.0%
Middle Atlantic	2,185	22.5%	1,131	15.5%
Mountain	667	6.9%	616	8.4%
New England	346	3.6%	374	5.1%
Pacific	2,400	24.7%	1,540	21.1%
South Atlantic	1,678	17.3%	1,468	20.2%
West North Central	174	1.8%	173	2.4%
West South Central	771	7.9%	845	11.6%
Total U.S. Region	9,617	99.1%	7,297	100.0%
International Region	84	0.9%	—	—%
Total commercial mortgage loans	$9,701	100.0%	$7,297	100.0%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties and is summarized in the following table:

	September 30, 2019	December 31, 2018
U.S. States
California	27.9%	30.3%
Florida	12.8%	16.3%
Texas	5.9%	3.3%
New York	3.4%	7.7%
Other[1]	37.5%	42.4%
Total U.S. residential mortgage loan percentage	87.5%	100.0%
International	12.5%	—%
Total residential mortgage loan percentage	100.0%	100.0%

[1]Represents all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. The valuation allowance was $2 million as of September 30, 2019 and December 31, 2018. We did not record any material activity in the valuation allowance during the nine months ended September 30, 2019 or 2018.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of September 30, 2019 and December 31, 2018, $64 million and $48 million, respectively, of our residential mortgage loans were nonperforming.

Commercial mortgage loans – As of September 30, 2019 and December 31, 2018, none of our commercial loans were 30 days or more past due.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	September 30, 2019	December 31, 2018
Less than 50%	$2,525	$1,883
50% to 60%	2,403	1,988
61% to 70%	3,590	2,394
71% to 80%	1,075	898
81% to 100%	—	54
Commercial mortgage loans	$9,593	$7,217

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

(In millions)	September 30, 2019	December 31, 2018
Greater than 1.20x	$8,301	$6,576
1.00x – 1.20x	625	474
Less than 1.00x	667	167
Commercial mortgage loans	$9,593	$7,217

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate and other real assets, credit, equity and natural resources. Investment funds can meet the definition of VIEs. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related party and those owned by consolidated VIEs:

	September 30, 2019		December 31, 2018[1]
(In millions, except for percentages and years)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$254	35.7%	$215	30.6%
Credit funds	161	22.6%	172	24.5%
Private equity	231	32.5%	253	36.0%
Real assets	65	9.1%	56	7.9%
Natural resources	1	0.1%	4	0.6%
Other	—	—%	3	0.4%
Total investment funds	712	100.0%	703	100.0%
Investment funds – related parties
Differentiated investments
AmeriHome Mortgage Company, LLC (AmeriHome)[2]	469	17.0%	463	20.7%
Catalina Holdings Ltd. (Catalina)	270	9.7%	233	10.4%
Athora Holding Ltd. (Athora)[2]	127	4.6%	105	4.7%
Venerable Holdings, Inc. (Venerable)[2]	94	3.4%	92	4.1%
Other	218	7.9%	196	8.8%
Total differentiated investments	1,178	42.6%	1,089	48.7%
Real estate	721	26.1%	497	22.3%
Credit funds	378	13.7%	316	14.2%
Private equity	69	2.5%	18	0.8%
Real assets	155	5.6%	145	6.5%
Natural resources	162	5.9%	104	4.7%
Public equities	100	3.6%	63	2.8%
Total investment funds – related parties	2,763	100.0%	2,232	100.0%
Investment funds owned by consolidated VIEs
MidCap FinCo Designated Activity Company (MidCap)[2]	556	89.8%	553	88.6%
Real estate	44	7.1%	30	4.8%
Real assets	19	3.1%	41	6.6%
Total investment funds owned by consolidated VIEs	619	100.0%	624	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$4,094		$3,559

[1] Certain reclassifications have been made to conform with current year presentation.
[2] See further discussions on AmeriHome, Athora, Venerable and MidCap in Note 9 – Related Parties.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2019		December 31, 2018
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$712	$1,237	$703	$1,329
Investment in related parties – investment funds	2,763	5,057	2,232	4,331
Assets of consolidated VIEs – investment funds	619	714	624	727
Investment in fixed maturity securities	22,541	21,888	21,188	21,139
Investment in related parties – fixed maturity securities	2,650	2,707	1,686	1,788
Investment in related parties – equity securities	381	381	120	120
Total non-consolidated investments	$29,666	$31,984	$26,553	$29,434

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 4 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	2,811	$216	$17	2,041	$83	$55
Foreign currency forwards	1,130	9	5	85	—	1
Total derivatives designated as hedges		225	22		83	56
Derivatives not designated as hedges
Equity options	49,288	2,123	8	49,821	942	11
Futures	8	7	1	4	9	3
Total return swaps	70	—	1	62	—	3
Foreign currency swaps	38	3	—	38	3	2
Interest rate swaps	310	—	2	326	—	1
Credit default swaps	10	—	4	10	—	4
Foreign currency forwards	1,718	28	8	646	6	5
Embedded derivatives
Funds withheld including related party	—	1,459	35	—	(53)	(1)
Interest sensitive contract liabilities	—	—	10,273	—	—	7,969
Total derivatives not designated as hedges		3,620	10,332		907	7,997
Total derivatives		$3,845	$10,354		$990	$8,053

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by July 2049. During the three months ended September 30, 2019 and 2018, we had foreign currency swap gains of $124 million and $7 million, respectively, recorded in AOCI. During the nine months ended September 30, 2019 and 2018, we had foreign currency swap gains of $171 million and $52 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards entered into during the fourth quarter of 2018 are designated and accounted for as fair value hedges. As of September 30, 2019 and December 31, 2018, the carrying amount of the hedged AFS securities was $347 million and $88 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities included losses of $11 million and gains of $1 million, respectively. The gains and losses on derivatives and the related hedged items in fair value hedge relationships are recorded in investment related gains (losses) on the condensed consolidated statements of income. The derivatives had gains of $13 million during the three months ended September 30, 2019 and $13 million for the nine months ended September 30, 2019, and the related hedged items had losses of $11 million during the three months ended September 30, 2019 and $12 million for the nine months ended September 30, 2019.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Equity options	$77	$756	$1,365	$703
Futures	(3)	1	(17)	(3)
Swaps	8	1	37	(6)
Foreign currency forwards	42	3	47	10
Embedded derivatives on funds withheld	496	99	2,061	18
Amounts recognized in investment related gains (losses)	620	860	3,493	722
Embedded derivatives in indexed annuity products[1]	(265)	(469)	(1,920)	(178)
Total gains (losses) on derivatives not designated as hedges	$355	$391	$1,573	$544

[1] Included in interest sensitive contract benefits on the condensed consolidated statements of income.

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2019
Derivative assets	$2,386	$(42)	$(2,323)	$21	$—	$21
Derivative liabilities	(46)	42	13	9	—	9

December 31, 2018
Derivative assets	$1,043	$(52)	$(969)	$22	$(4)	$18
Derivative liabilities	(85)	52	24	(9)	—	(9)

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$37	$—	$37	$—	$—
U.S. state, municipal and political subdivisions	1,492	—	—	1,452	40
Foreign governments	328	—	—	328	—
Corporate	47,045	—	—	46,098	947
CLO	6,871	—	—	6,740	131
ABS	5,111	—	—	3,823	1,288
CMBS	2,765	—	—	2,434	331
RMBS	7,254	—	—	7,254	—
Total AFS securities	70,903	—	37	68,129	2,737
Trading securities
U.S. government and agencies	6	—	3	3	—
U.S. state, municipal and political subdivisions	140	—	—	140	—
Foreign governments	24	—	—	24	—
Corporate	1,701	—	—	1,701	—
CLO	32	—	—	26	6
ABS	92	—	—	9	83
CMBS	51	—	—	51	—
RMBS	365	—	—	274	91
Total trading securities	2,411	—	3	2,228	180
Equity securities	359	—	45	313	1
Mortgage loans	28	—	—	—	28
Investment funds	156	134	—	—	22
Funds withheld at interest – embedded derivative	804	—	—	—	804
Derivative assets	2,386	—	7	2,379	—
Short-term investments	571	—	54	291	226
Other investments	64	—	—	64	—
Cash and cash equivalents	3,833	—	3,833	—	—
Restricted cash	199	—	199	—	—
Investments in related parties
AFS securities
Corporate	24	—	—	24	—
CLO	818	—	—	818	—
ABS	1,526	—	—	532	994
Total AFS securities – related party	2,368	—	—	1,374	994
Trading securities
CLO	82	—	—	41	41
ABS	224	—	—	—	224
Total trading securities – related party	306	—	—	41	265
Equity securities	381	—	—	—	381
Investment funds	249	122	—	—	127
Funds withheld at interest – embedded derivative	655	—	—	—	655
Reinsurance recoverable	1,954	—	—	—	1,954
Assets of consolidated VIEs
Trading securities	19	—	—	—	19
Equity securities	6	—	—	—	6
Investment funds	569	556	—	—	13
Cash and cash equivalents	3	—	3	—	—
Total assets measured at fair value	$88,224	$812	$4,181	$74,819	$8,412
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$10,273	$—	$—	$—	$10,273
Universal life benefits	1,142	—	—	—	1,142
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,572	—	—	—	1,572
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	797	—	—	—	797
Derivative liabilities	46	—	1	41	4
Funds withheld liability – embedded derivative	35	—	—	35	—
Total liabilities measured at fair value	$13,865	$—	$1	$76	$13,788
					(Concluded)

	December 31, 2018
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$57	$—	$54	$3	$—
U.S. state, municipal and political subdivisions	1,293	—	—	1,293	—
Foreign governments	161	—	—	161	—
Corporate	37,097	—	—	36,199	898
CLO	5,361	—	—	5,254	107
ABS	4,920	—	—	3,305	1,615
CMBS	2,357	—	—	2,170	187
RMBS	8,019	—	—	7,963	56
Total AFS securities	59,265	—	54	56,348	2,863
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	126	—	—	126	—
Corporate	1,287	—	—	1,287	—
CLO	9	—	—	8	1
ABS	87	—	—	87	—
CMBS	49	—	—	49	—
RMBS	386	—	—	252	134
Total trading securities	1,949	—	3	1,811	135
Equity securities	216	—	40	173	3
Mortgage loans	32	—	—	—	32
Investment funds	182	153	—	—	29
Funds withheld at interest – embedded derivative	57	—	—	—	57
Derivative assets	1,043	—	9	1,034	—
Short-term investments	191	—	66	125	—
Other investments	52	—	—	52	—
Cash and cash equivalents	2,911	—	2,911	—	—
Restricted cash	492	—	492	—	—
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

Equity securities – Fair values of publicly traded equity securities are based on quoted market prices and classified as Level 1. Other equity securities, typically private equities or equity securities not traded on an exchange, we value based on other sources, such as commercial pricing services or brokers, and are classified as Level 2 or 3.

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

Funds withheld at interest embedded derivative – We estimate the fair value of the embedded derivative based on the change in the fair value of the assets supporting the funds withheld payable under modco and funds withheld reinsurance agreements. As a result, the fair value of the embedded derivative is classified as Level 2 or 3 based on the valuation methods used for the assets held supporting the reinsurance agreements.

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

Interest sensitive contract liabilities embedded derivative – Embedded derivatives related to interest sensitive contract liabilities with fixed indexed annuity products are classified as Level 3. The valuations include significant unobservable inputs associated with economic assumptions and actuarial assumptions for policyholder behavior.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Trading securities	$48	$(49)	$176	$(213)
Mortgage loans	—	—	1	—
Investment funds	3	13	3	28
Future policy benefits	(37)	21	(129)	156
Total gains (losses)	$14	$(15)	$51	$(29)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	September 30, 2019	December 31, 2018
Unpaid principal balance	$25	$30
Mark to fair value	3	2
Fair value	$28	$32

There were no fair value option mortgage loans 90 days or more past due as of September 30, 2019 and December 31, 2018.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three months ended September 30, 2019
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$—	$—	$40	$—
Corporate	821	(3)	10	189	1	(71)	947	—
CLO	200	—	1	34	—	(104)	131	—
ABS	1,396	1	12	16	—	(137)	1,288	—
CMBS	206	—	3	195	—	(73)	331	—
Trading securities
Corporate	6	—	—	—	—	(6)	—	—
CLO	7	(1)	—	—	—	—	6	—
ABS	6	—	—	(1)	78	—	83	—
RMBS	46	(5)	—	15	35	—	91	(2)
Equity securities	3	—	—	—	—	(2)	1	—
Mortgage loans	32	—	—	(4)	—	—	28	—
Investment funds	25	(1)	—	(2)	—	—	22	(1)
Funds withheld at interest – embedded derivative	704	100	—	—	—	—	804	—
Short-term investments	45	—	—	181	—	—	226	—
Investments in related parties
AFS securities
CLO	37	—	—	—	—	(37)	—	—
ABS	399	—	8	587	—	—	994	—
Trading securities
CLO	74	(5)	—	(5)	—	(23)	41	—
ABS	218	4	—	2	—	—	224	5
Equity securities	344	6	—	31	—	—	381	—
Investment funds	127	—	—	—	—	—	127	—
Funds withheld at interest – embedded derivative	501	154	—	—	—	—	655	—
Reinsurance recoverable	1,834	120	—	—	—	—	1,954	—
Investments of consolidated VIEs
Trading securities	21	—	—	(2)	—	—	19	—
Equity securities	6	—	—	—	—	—	6	—
Investment funds	14	(1)	—	—	—	—	13	1
Total Level 3 assets	$7,112	$369	$34	$1,236	$114	$(453)	$8,412	$3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,905)	$(265)	$—	$(103)	$—	$—	$(10,273)	$—
Universal life benefits	(1,051)	(91)	—	—	—	—	(1,142)	—
Future policy benefits
AmerUs Closed Block	(1,535)	(37)	—	—	—	—	(1,572)	—
ILICO Closed Block and life benefits	(769)	(28)	—	—	—	—	(797)	—
Derivative liabilities	(4)	—	—	—	—	—	(4)	—
Total Level 3 liabilities	$(13,264)	$(421)	$—	$(103)	$—	$—	$(13,788)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Corporate	$962	$(1)	$(3)	$110	$5	$(109)	$964	$—
CLO	281	—	(1)	52	8	—	340	—
ABS	1,447	1	1	55	161	(294)	1,371	—
CMBS	197	—	(1)	—	—	(14)	182	—
RMBS	7	—	—	—	—	(7)	—	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
Corporate	4	—	—	—	—	(4)	—	—
CLO	26	(2)	—	(11)	—	(10)	3	1
ABS	89	1	—	—	—	(90)	—	1
RMBS	304	(19)	—	—	—	—	285	2
Equity securities	2	—	—	—	—	—	2	—
Mortgage loans	38	—	—	(1)	—	—	37	—
Investment funds	31	(1)	—	—	—	—	30	(1)
Funds withheld at interest – embedded derivative	150	1	—	—	—	—	151	—
Investments in related parties
AFS securities
CLO	39	—	(1)	—	—	—	38	—
ABS	50	—	—	281	—	—	331	—
Trading securities
CLO	114	(7)	—	—	—	(31)	76	(5)
ABS	164	(4)	—	(9)	—	—	151	(4)
Investment funds	105	—	—	—	—	—	105	—
Funds withheld at interest – embedded derivative	162	(71)	—	—	—	—	91	—
Short-term investments	10	—	—	—	—	—	10	—
Reinsurance recoverable	1,717	(38)	—	—	—	—	1,679	—
Investments of consolidated VIEs
Trading securities	48	—	—	—	—	—	48	—
Equity securities	26	(1)	—	—	—	—	25	(1)
Investment funds	1	—	—	14	—	—	15	—
Total Level 3 assets	$5,991	$(141)	$(5)	$491	$174	$(559)	$5,951	$(7)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(8,088)	$(469)	$—	$(102)	$—	$—	$(8,659)	$—
Universal life benefits	(943)	42	—	—	—	—	(901)	—
Future policy benefits
AmerUs Closed Block	(1,490)	21	—	—	—	—	(1,469)	—
ILICO Closed Block and life benefits	(759)	(5)	—	—	—	—	(764)	—
Derivative liabilities	(5)	1	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,285)	$(410)	$—	$(102)	$—	$—	$(11,797)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2019
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning Balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	(Out)	Ending Balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$40	$—	$—	$40	$—
Corporate	898	(2)	20	164	1	(134)	947	—
CLO	107	—	3	60	—	(39)	131	—
ABS	1,615	6	43	43	—	(419)	1,288	—
CMBS	187	1	7	154	—	(18)	331	—
RMBS	56	—	4	2	—	(62)	—	—
Trading securities
CLO	1	(1)	—	—	6	—	6	6
ABS	—	—	—	5	78	—	83	—
RMBS	134	(13)	—	15	34	(79)	91	3
Equity securities	3	—	—	—	—	(2)	1	—
Mortgage loans	32	1	—	(5)	—	—	28	1
Investment funds	29	(2)	—	(5)	—	—	22	(2)
Funds withheld at interest – embedded derivative	57	747	—	—	—	—	804	—
Short-term investments	—	—	—	226	—	—	226	—
Investments in related parties
AFS securities, ABS	328	—	21	748	—	(103)	994	—
Trading securities
CLO	78	(6)	—	(14)	18	(35)	41	2
ABS	149	(13)	—	(15)	103	—	224	(13)
Equity securities	120	18	—	243	—	—	381	—
Investment funds	105	3	—	19	—	—	127	3
Funds withheld at interest – embedded derivative	(110)	765	—	—	—	—	655	—
Reinsurance recoverable	1,676	278	—	—	—	—	1,954	—
Investments of consolidated VIEs
Trading securities	35	(1)	—	(40)	25	—	19	—
Equity securities	13	(3)	—	(4)	—	—	6	(2)
Investment funds	15	(2)	—	—	—	—	13	—
Total Level 3 assets	$5,528	$1,776	$98	$1,636	$265	$(891)	$8,412	$(2)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(1,920)	$—	$(384)	$—	$—	$(10,273)	$—
Universal life benefits	(932)	(210)	—	—	—	—	(1,142)	—
Future policy benefits
AmerUs Closed Block	(1,443)	(129)	—	—	—	—	(1,572)	—
ILICO Closed Block and life benefits	(730)	(67)	—	—	—	—	(797)	—
Derivative liabilities	(4)	—	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,078)	$(2,326)	$—	$(384)	$—	$—	$(13,788)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2018
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
Corporate	$578	$(3)	$(12)	$385	$24	$(8)	$964	$—
CLO	64	2	—	264	10	—	340	—
ABS	1,457	6	(17)	(56)	161	(180)	1,371	—
CMBS	137	1	(2)	137	—	(91)	182	—
RMBS	301	3	(11)	(26)	—	(267)	—	—
Trading securities
U.S. state, municipal and political subdivisions	17	—	—	—	—	—	17	—
CLO	17	(5)	—	—	—	(9)	3	(3)
ABS	77	(4)	—	—	—	(73)	—	(2)
RMBS	342	(57)	—	—	—	—	285	4
Equity securities	8	1	—	(7)	—	—	2	1
Mortgage loans	41	—	—	(4)	—	—	37	—
Investment funds	41	(4)	—	(7)	—	—	30	—
Funds withheld at interest – embedded derivative	312	(161)	—	—	—	—	151	—
Investments in related parties
AFS Securities
CLO	—	—	—	38	—	—	38	—
ABS	4	—	—	327	—	—	331	—
Trading securities
CLO	105	(8)	—	(18)	18	(21)	76	(4)
ABS	—	—	—	—	151	—	151	—
Investment funds	—	(3)	—	108	—	—	105	—
Funds withheld at interest – embedded derivative	—	91	—	—	—	—	91	—
Short-term investments	—	—	—	10	—	—	10	—
Reinsurance recoverable	1,824	(145)	—	—	—	—	1,679	—
Investments of consolidated VIEs
Trading securities	48	1	—	(1)	—	—	48	1
Equity securities	28	(3)	—	—	—	—	25	(3)
Investment funds	21	(3)	—	(3)	—	—	15	(3)
Total Level 3 assets	$5,422	$(291)	$(42)	$1,147	$364	$(649)	$5,951	$(9)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,411)	$(178)	$—	$(1,070)	$—	$—	$(8,659)	$—
Universal life benefits	(1,005)	104	—	—	—	—	(901)	—
Future policy benefits
AmerUs Closed Block	(1,625)	156	—	—	—	—	(1,469)	—
ILICO Closed Block and life benefits	(803)	39	—	—	—	—	(764)	—
Derivative liabilities	(5)	1	—	—	—	—	(4)	—
Total Level 3 liabilities	$(10,849)	$122	$—	$(1,070)	$—	$—	$(11,797)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Three months ended September 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$199	$—	$—	$(10)	$189
CLO	37	—	—	(3)	34
ABS	64	—	(21)	(27)	16
CMBS	251	—	(4)	(52)	195
Trading securities
ABS	—	—	—	(1)	(1)
RMBS	15	—	—	—	15
Mortgage loans	—	—	—	(4)	(4)
Investment funds	—	—	(2)	—	(2)
Short-term investments	200	—	—	(19)	181
Investments in related parties
AFS securities, ABS	587	—	—	—	587
Trading securities
CLO	—	—	(5)	—	(5)
ABS	2	—	—	—	2
Equity securities	31	—	—	—	31
Investments of consolidated VIEs
Trading securities	—	—	(2)	—	(2)
Total Level 3 assets	$1,386	$—	$(34)	$(116)	$1,236

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(222)	$—	$119	$(103)
Total Level 3 liabilities	$—	$(222)	$—	$119	$(103)

	Three months ended September 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$156	$—	$(15)	$(31)	$110
CLO	79	—	(8)	(19)	52
ABS	111	—	—	(56)	55
CMBS	1	—	—	(1)	—
Trading securities, CLO	—	—	(11)	—	(11)
Mortgage loans	—	—	—	(1)	(1)
Investments in related parties
AFS securities, ABS	281	—	—	—	281
Trading securities, ABS	—	—	—	(9)	(9)
Investments of consolidated VIEs
Investment funds	14	—	—	—	14
Total Level 3 assets	$642	$—	$(34)	$(117)	$491

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(213)	$—	$111	$(102)
Total Level 3 liabilities	$—	$(213)	$—	$111	$(102)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$40
Corporate	277	—	(2)	(111)	164
CLO	64	—	—	(4)	60
ABS	260	—	(41)	(176)	43
CMBS	252	—	(4)	(94)	154
RMBS	2	—	—	—	2
Trading securities
ABS	6	—	—	(1)	5
RMBS	15	—	—	—	15
Mortgage loans	—	—	—	(5)	(5)
Investment funds	—	—	(5)	—	(5)
Short-term investments	248	—	—	(22)	226
Investments in related parties
AFS securities, ABS	757	—	—	(9)	748
Trading securities
CLO	—	—	(14)	—	(14)
ABS	—	—	—	(15)	(15)
Equity securities	243	—	—	—	243
Investment funds	19	—	—	—	19
Investments of consolidated VIEs
Trading securities	—	—	(40)	—	(40)
Equity securities	—	—	(4)	—	(4)
Total Level 3 assets	$2,183	$—	$(110)	$(437)	$1,636

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(756)	$—	$372	$(384)
Total Level 3 liabilities	$—	$(756)	$—	$372	$(384)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$460	$—	$(29)	$(46)	$385
CLO	314	—	(8)	(42)	264
ABS	353	—	(21)	(388)	(56)
CMBS	138	—	—	(1)	137
RMBS	—	—	—	(26)	(26)
Trading securities, CLO	7	—	(7)	—	—
Equity securities	1	—	(8)	—	(7)
Mortgage loans	—	—	—	(4)	(4)
Investment funds	—	—	—	(7)	(7)
Investments in related parties
AFS securities
CLO	38	—	—	—	38
ABS	327	—	—	—	327
Trading securities, CLO	30	—	(48)	—	(18)
Investment funds	108	—	—	—	108
Short-term investments	10	—	—	—	10
Investments of consolidated VIEs
Trading securities	—	—	(1)	—	(1)
Investment funds	14	—	(17)	—	(3)
Total Level 3 assets	$1,800	$—	$(139)	$(514)	$1,147

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,343)	$—	$273	$(1,070)
Total Level 3 liabilities	$—	$(1,343)	$—	$273	$(1,070)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS and trading securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. An increase in the discount rate can lower the fair value; a decrease in the discount rate can increase the fair value. As of September 30, 2019, discounts ranged from 3% to 9%, and as of December 31, 2018, discounts ranged from 5% to 9%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	September 30, 2019
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$10,273	Option budget method	Nonperformance risk	0.0%	–	1.3%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.4%	–	8.1%	Decrease

	December 31, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,969	Option budget method	Nonperformance risk	0.3%	–	1.5%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.6%	–	7.3%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$13,437	$13,918	$—	$—	$—	$13,918
Investment funds	556	556	556	—	—	—
Policy loans	466	466	—	—	466	—
Funds withheld at interest	14,476	14,476	—	—	—	14,476
Other investments	66	66	—	—	—	66
Investments in related parties
Mortgage loans	653	645	—	—	—	645
Investment funds	2,514	2,514	2,514	—	—	—
Funds withheld at interest	12,905	12,905	—	—	—	12,905
Other investments	387	419	—	—	—	419
Assets of consolidated VIEs
Investment funds	50	50	50	—	—	—
Total financial assets not carried at fair value	$45,510	$46,015	$3,120	$—	$466	$42,429

Financial liabilities
Interest sensitive contract liabilities	$56,391	$57,241	$—	$—	$—	$57,241
Long-term debt	992	1,029	—	—	1,029	—
Funds withheld liability	733	733	—	—	733	—
Total financial liabilities not carried at fair value	$58,116	$59,003	$—	$—	$1,762	$57,241

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$10,308	$10,424	$—	$—	$—	$10,424
Investment funds	521	521	521	—	—	—
Policy loans	488	488	—	—	488	—
Funds withheld at interest	14,966	14,966	—	—	—	14,966
Other investments	70	70	—	—	—	70
Investments in related parties
Mortgage loans	291	290	—	—	—	290
Investment funds	2,031	2,031	2,031	—	—	—
Funds withheld at interest	13,687	13,687	—	—	—	13,687
Other investments	386	361	—	—	—	361
Assets of consolidated VIEs
Investment funds	57	57	57	—	—	—
Total financial assets not carried at fair value	$42,805	$42,895	$2,609	$—	$488	$39,798

Financial liabilities
Interest sensitive contract liabilities	$54,655	$51,655	$—	$—	$—	$51,655
Long-term debt	991	910	—	—	910	—
Funds withheld liability	722	722	—	—	722	—
Total financial liabilities not carried at fair value	$56,368	$53,287	$—	$—	$1,632	$51,655

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	521	187	—	708
Unlocking	(117)	(9)	(24)	(150)
Amortization	(637)	(29)	(37)	(703)
Impact of unrealized investment (gains) losses	(458)	(141)	(203)	(802)
Balance at September 30, 2019	$3,230	$807	$923	$4,960

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2017	$1,375	$520	$1,077	$2,972
Additions	1,791	197	—	1,988
Unlocking	21	7	54	82
Amortization	(146)	(73)	(136)	(355)
Impact of unrealized investment (gains) losses	113	48	158	319
Balance at September 30, 2018	$3,154	$699	$1,153	$5,006
6. Debt

Short-term Borrowing—In the fourth quarter of 2019, we borrowed $300 million from the Federal Home Loan Bank (FHLB) through their variable rate short-term federal funds program. The borrowing matures on May 4, 2020 and carries an interest rate of 1.79%, with interest due at maturity. In connection with such borrowing, the FHLB requires the borrower to purchase member stock and post sufficient collateral to secure the borrowing. See Note 10 – Commitments and Contingencies for further discussion regarding existing collateral posting with the FHLB.

7. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

	Three months ended September 30, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$227	$38	$5	$1	$2	$3

Basic weighted average shares outstanding	151.6	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	152.0	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50
Diluted	$1.50	$1.50	$1.50	$1.50	$1.50	$1.29

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2018
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$519	$80	$11	$3	$3	$7

Basic weighted average shares outstanding	164.5	25.5	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.5	—	—	—	—	0.6
Diluted weighted average shares outstanding	165.0	25.5	3.4	0.8	1.0	2.7

Earnings per share
Basic	$3.16	$3.16	$3.16	$3.16	$3.16	$3.16
Diluted	$3.15	$3.16	$3.16	$3.16	$3.16	$2.42

	Nine months ended September 30, 2019
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$1,411	$228	$30	$7	$9	$19

Basic weighted average shares outstanding	157.2	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	157.6	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$8.97	$8.97	$8.97	$8.97	$8.97	$8.97
Diluted	$8.95	$8.97	$8.97	$8.97	$8.97	$7.77

	Nine months ended September 30, 2018
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$934	$180	$20	$5	$6	$12

Basic weighted average shares outstanding	159.3	30.6	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.5	—	—	—	—	0.7
Diluted weighted average shares outstanding	159.8	30.6	3.4	0.8	1.0	2.8

Earnings per share
Basic	$5.86	$5.86	$5.86	$5.86	$5.86	$5.86
Diluted	$5.85	$5.86	$5.86	$5.83	$5.83	$4.36

We use the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 32.0 million and 35.1 million shares, restricted stock units and options as of September 30, 2019 and 2018, respectively.

8. Equity

Preferred Stock—On June 10, 2019, we issued 34,500 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share (Series A). During the third quarter of 2019, we declared and paid dividends of $485.07 per Series A share and $17 million in the aggregate.

On September 19, 2019, we issued 13,800 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B, par value of $1.00 per share with a liquidation preference of $25,000 per share (Series B).

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of liquidation preference.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Share Repurchase Authorization—In December 2018, our board of directors approved an authorization of $250 million for the repurchase of our Class A shares under our repurchase program. In the first quarter of 2019, our board of directors approved an additional authorization of $247 million, which was conditioned upon the further approval by a committee of our board of directors. Such further approval was granted during the second quarter of 2019. In connection with the offering of the Series A preferred stock described above, during the second quarter of 2019, our board of directors authorized a $120 million increase in our authority to repurchase our Class A common shares to offset any near-term earnings dilution from the issuance of the Series A preferred stock. During the third quarter of 2019, our board of directors authorized a $350 million increase in our share repurchase authorization. During the fourth quarter of 2019, our board of directors authorized a $600 million increase in our share repurchase authorization in connection with the Apollo Share Exchange and Related Transactions. See Note 9 – Related Parties for further discussion on these transactions.

We may repurchase shares in open market transactions, in privately negotiated transactions or otherwise. The size and timing of repurchases will depend on legal requirements, market and economic conditions and other factors, and are solely at our discretion. The program has no expiration date, but may be modified, suspended or terminated by the board at any time.

The following summarizes the activity on our share repurchase authorization:

(In millions)
Initial authorization	$250
Repurchases	(100)
Remaining authorization at December 31, 2018	150
First additional authorization	247
Second additional authorization	120
Third additional authorization	350
Repurchases	(544)
Remaining authorization at September 30, 2019	323
Fourth additional authorization	600
Repurchases	(283)
Remaining authorization at November 5, 2019	$640

Accumulated Other Comprehensive Income (Loss)—The following provides the details of AOCI and changes in AOCI:

(In millions)	September 30, 2019	December 31, 2018
AFS securities	$4,099	$(766)
DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	(1,227)	154
Noncredit component of OTTI losses on AFS securities	(30)	(19)
Hedging instruments	222	51
Pension adjustments	(3)	(2)
Foreign currency translation adjustments	(4)	(3)
Accumulated other comprehensive income (loss), before taxes	3,057	(585)
Deferred income taxes	(615)	113
Accumulated other comprehensive income (loss)	$2,442	$(472)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in AOCI are presented below:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Unrealized investment gains (losses) on AFS securities
Unrealized investment gains (losses) on AFS securities	$1,141	$(191)	$4,899	$(2,362)
Change in DAC, DSI, VOBA and future policy benefits adjustment	(390)	57	(1,381)	665
Less: Reclassification adjustment for gains (losses) realized in net income[1]	7	6	34	36
Less: Income tax expense (benefit)	152	(24)	694	(328)
Net unrealized investment gains (losses) on AFS securities	592	(116)	2,790	(1,405)
Noncredit component of OTTI losses on AFS securities
Noncredit component of OTTI losses on AFS securities	(9)	(4)	(10)	(4)
Less: Reclassification adjustment for losses realized in net income[1]	—	—	1	—
Less: Income tax benefit	(2)	(1)	(2)	(1)
Net noncredit component of OTTI losses on AFS securities	(7)	(3)	(9)	(3)
Unrealized gains (losses) on hedging instruments
Unrealized gains (losses) on hedging instruments	124	7	171	52
Less: Income tax expense	26	2	36	11
Net unrealized gains (losses) on hedging instruments	98	5	135	41
Pension adjustments	—	—	(1)	3
Foreign currency translation adjustments	(1)	—	(1)	(10)
Change in AOCI from other comprehensive income (loss)	682	(114)	2,914	(1,374)
Adoption of accounting standards	—	—	—	(42)
Change in AOCI	$682	$(114)	$2,914	$(1,416)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

9. Related Parties

Apollo

Current fee structure – Substantially all of our investments are managed by Apollo, which provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support.

During the second quarter of 2019, we entered into the Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between us and AGM’s wholly owned subsidiary, Athene Asset Management LLC (AAM, now known as Apollo Insurance Solutions Group LLC (ISG)) (Fee Agreement). Under the Fee Agreement, effective retroactive to January 1, 2019, we pay Apollo:

(1)
a base management fee equal to the sum of (i) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) on December 31, 2018 of $103.4 billion (Backbook Value) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (ii) 0.15% per year of the amount, if any, by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value (Incremental Value); plus

(2)
with respect to each asset in an Account, subject to certain exceptions, that is managed by Apollo and that belongs to a specified asset class tier (Core, Core Plus, Yield, and High Alpha), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(v)	0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

The following represents assets based on the above sub-allocation structure:

(In millions, except for percentages)	September 30, 2019	Percent of Total
Core	$33,514	26.8%
Core Plus	31,770	25.4%
Yield	46,081	36.8%
High Alpha	4,347	3.5%
Other	9,426	7.5%
Total sub-allocation assets	$125,138	100.0%

Additionally, the Fee Agreement provides for a possible payment by Apollo to us, or a possible payment by us to Apollo, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of our investments that consist of Core and Core Plus assets. If more than 60% of our invested assets that are subject to the sub-allocation fees are invested in Core and Core Plus assets, we will receive a 0.025% fee reduction on the Incremental Value. If less than 50% of our invested assets that are subject to the sub-allocation fee are invested in Core and Core Plus assets, we will pay an additional fee of 0.025% on Incremental Value. Under the Fee Agreement, fees payable to Apollo for sub-advisory services are encompassed within the current fee structure and are no longer paid separately as sub-advisory fees (as defined below). See –Historical fee structure below for further discussion of the prior fee structure.

During the three months ended September 30, 2019 and 2018, we incurred management fees of $127 million and $88 million, respectively. During the nine months ended September 30, 2019 and 2018, we incurred management fees of $313 million and $257 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of September 30, 2019 and December 31, 2018, management fees payable were $81 million and $54 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets.

Historical fee structure – Prior to January 1, 2019, we paid AAM an annual fee of 0.40%, subject to certain discounts and exceptions, on all assets that AAM managed in accounts owned by us in the U.S. and Bermuda or in accounts supporting reinsurance ceded to our U.S. and Bermuda subsidiaries by third-party insurers (North American Accounts) up to $65,846 million and 0.30% per year on assets managed in excess of such amount. Additionally, for certain assets which required specialized sourcing and underwriting capabilities, AAM had chosen to mandate sub-advisors rather than build out in-house capabilities. AAM entered into Master Sub-Advisory Agreements (MSAAs) with certain Apollo affiliates to sub-advise AAM with respect to a portion of our assets, with the fees recharged to us, in addition to the gross fee paid to AAM as described above.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Investment management agreement (IMA) termination – Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and the applicable Apollo subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and (ii) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by the applicable Apollo subsidiary or (ii) the fees being charged by the applicable Apollo subsidiary are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to the applicable Apollo subsidiary and the applicable Apollo subsidiary will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by the applicable Apollo subsidiary are unfair and excessive, the applicable Apollo subsidiary has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with the applicable Apollo subsidiary, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to the applicable Apollo subsidiary’s advisory business, or (ii) the applicable Apollo subsidiary’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an event described in clause (B)(i) or (B)(ii), the applicable Apollo subsidiary shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”).

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group, as defined in our bye-laws. Also, James Belardi, our Chief Executive Officer, is also an employee of ISG, receives remuneration from acting as Chief Executive Officer of ISG, and owns a profits interest in ISG. Additionally, six of the fifteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

A-A Mortgage Opportunities, L.P. (A-A Mortgage) – We have an equity method investment of $469 million and $463 million as of September 30, 2019 and December 31, 2018, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $254 million and $722 million of residential mortgage loans under this agreement during the nine months ended September 30, 2019 and 2018, respectively. Additionally, we hold ABS securities issued by AmeriHome affiliates of $124 million and $121 million as of September 30, 2019 and December 31, 2018, respectively, which are included in related party AFS securities on the condensed consolidated balances sheets. We also have commitments to make additional equity investments in A-A Mortgage of $169 million as of September 30, 2019.

MidCap – AAA Investment (Co Invest VII), L.P. (CoInvest VII) holds a significant investment in MidCap, which is included in investment funds of consolidated VIEs on the condensed consolidated balance sheets. We have also advanced amounts under a subordinated debt facility to Midcap and, as of September 30, 2019 and December 31, 2018, the principal balance was $245 million, which is included in other related party investments on the condensed consolidated balance sheets. Our total investment in MidCap, including amounts advanced under credit facilities, was $795 million and $792 million as of September 30, 2019 and December 31, 2018, respectively. Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $620 million and $226 million as of September 30, 2019 and December 31, 2018, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2019, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $127 million and $105 million as of September 30, 2019 and December 31, 2018, respectively. Additionally, as of September 30, 2019 and December 31, 2018, we had $158 million and $166 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $443 million as of September 30, 2019.

Venerable – In connection with our coinsurance and modco agreements with Voya Insurance and Annuity Company (VIAC), we have a minority equity investment in VA Capital Company LLC (VA Capital), which was $94 million and $92 million as of September 30, 2019 and December 31, 2018, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the parent of Venerable, which is the parent of VIAC. Additionally, as of September 30, 2019, we have a $148 million, 15-year term loan receivable from Venerable, which is held at amortized cost and included in related party other investments on the condensed consolidated balance sheets. While management views the overall transactions with VIAC and Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions.

Strategic Partnership – On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of September 30, 2019 and December 31, 2018, we had $32 million and $16 million, respectively, of investments under the Strategic Partnership and these investments are classified as investment funds of consolidated VIEs.

PK AirFinance – During the third quarter of 2019, we, Apollo and GE Capital (GE) entered into an agreement, pursuant to which we and Apollo agreed to purchase PK AirFinance (PK), an aviation lending business, including PK’s in force loan portfolio (Aviation Loans), from GE’s Aviation Services Unit. The Aviation Loans are generally fully secured by aircraft leases and aircraft. In connection with such transaction, Apollo is expected to acquire from GE the PK loan origination platform, including personnel and systems and, pursuant to certain agreements expected to be entered into between us, Apollo, and certain entities managed by Apollo (collectively, PK Transaction Agreements), the existing Aviation Loans will be acquired and securitized by a newly formed SPV for which Apollo will act as ABS manager (ABS-SPV). The ABS-SPV is expected to issue tranches of senior notes and subordinated notes, which will be secured by the Aviation Loans. Subject to customary closing conditions, we currently expect this agreement to close during the fourth quarter of 2019.

In connection with the acquisition of the existing Aviation Loans by the ABS-SPV, it is expected that (i) a tranche of senior notes will be acquired by third-party investors and (ii) certain of our subsidiaries are expected to purchase mezzanine tranches of the senior notes and the subordinated notes.

In addition to the investment in the senior notes and subordinated notes, it is expected that we will also have a right to acquire, whether directly, through the ABS-SPV or through a similar vehicle, all Aviation Loans originated by PK (Forward Flow Loans). All servicing and administrative costs and expenses of Apollo (determined at cost, without mark-up) that are incurred in connection with the sourcing, origination, servicing and maintaining the Forward Flow Loans, net of any service fees and servicing and administrative cost and expense reimbursement amounts received directly from the ABS-SPV or other entities investing in the Forward Flow Loans will be allocated to, and reimbursed by the ABS-SPV or us, as applicable, subject to an agreed-upon annual cap.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the payment of the expenses described in the preceding paragraph and the base management fee paid to Apollo on all assets managed by Apollo, we expect to pay the following fees to Apollo or certain service providers that are affiliates of, or are companies managed by, Apollo in connection with the PK Transaction Agreements:

(A)	To Apollo, sub-allocation fees on the senior notes based on the rates applicable to Yield assets and sub-allocation fees on the subordinated notes based on the rates applicable to High Alpha assets.

(B)
To Redding Ridge Asset Management LLC, a company in which certain funds managed by Apollo have an interest, as consideration for assistance with the structuring, monitoring, support and maintenance of the securitization transactions, a one-time structuring fee, as well as ongoing support fees equal to 1.5 bps on the total capitalization amount and certain other fees, which may become due upon the occurrence of certain events; and

(C)
To Merx Aviation Servicing Limited, a company externally managed by Apollo Investment Management, L.P., with respect to certain diligence, technical support and enforcement, remarketing and restructuring services with respect to the existing Aviation Loans and the Forward Flow Loans, a one-time servicing fee, as well as certain special situations fees, which may become due upon the occurrence of certain events.

Apollo/Athene Dedicated Investment Program (ADIP) – On October 1, 2019, we sold 67% of our economic interests in our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA), to ADIP, which is managed by AGM, for $575 million.

Apollo Share Exchange and Related Transactions – On October 27, 2019 we entered into a transaction agreement (Transaction Agreement) with AGM and certain affiliates of AGM which comprise the Apollo Operating Group (collectively, the AOG), pursuant to which, among other things, (i) we agreed to sell 27,959,184 new Class A common shares to the AOG for 29,154,519 new AOG units valued at approximately $1.2 billion (based on the closing market price of AGM’s Class A common shares on October 25, 2019 and representing a 2.3% premium to the closing price of our Class A common shares on October 25, 2019), (ii) we agreed to sell 7,575,758 new Class A common shares to the AOG for $350 million in cash (representing a 10% premium to the closing price of our Class A common shares on October 25, 2019) (collectively, (i) and (ii), Share Issuance), (iii) we agreed to grant AGM the right to purchase additional Class A common shares from the closing date of the Share Issuance (Closing Date) until 180 days thereafter to the extent AOG and certain affiliates, employees and consultants of AGM do not beneficially own at least 35% of the issued and outstanding Class A common shares (inclusive of Class A common shares over which any such persons have a valid proxy), on a fully diluted basis, in a number to achieve such 35% ownership level at a price based upon a weighted average price during the 30 days prior to the exercise of the purchase right, (iv) AMH (as defined below) will have the right to purchase up to that number of Class A common shares that would increase by 5 percentage points the percentage of the issued and outstanding Class A common shares beneficially owned by the AOG and certain affiliates, employees and consultants of AGM (inclusive of Class A common shares over which any such persons have a valid proxy), calculated on a fully diluted basis, and (v) we will make certain amendments to our bye-laws to, among other things, eliminate our current multi-class share structure.

The proposed transaction is subject to customary closing conditions, including approval of our shareholders, the receipt of all necessary regulatory and governmental approvals and certain other closing conditions. Subject to certain assumptions, including those regarding the volume of share repurchases and the prices at which those repurchases occur, and taking into consideration certain voting proxies (as described below), AGM and certain of its related parties and employees are expected to control equity interests approximating 35% of our voting power and economic interest as compared to the 45% voting power and approximately 17% economic interest that AGM and certain of its related parties and employees hold today.

Concurrently with the entry into the Transaction Agreement, Apollo Management Holdings, L.P. (AMH), James Belardi, our Chief Executive Officer, and William Wheeler, our President (each an “Other Shareholder”), entered into a Voting Agreement (Voting Agreement), pursuant to which each Other Shareholder irrevocably appointed AMH as its proxy and attorney-in-fact (Proxy) to vote all of such Other Shareholder’s Class A common shares at any meeting of our shareholders occurring following the Closing Date and in connection with any written consent of our shareholders following the Closing Date. The Proxy will be of no force and effect if Apollo and certain affiliates thereof cease to hold some minimum level of ownership not to exceed 7.5% of our Class A common shares.

In addition, Messrs. Belardi and Wheeler have each entered into a letter agreement with us, pursuant to which they have agreed to vote their Class M common shares in favor of the proposals on which holders of our Class M common shares are entitled to vote at our shareholder meeting (including the proposal to approve the amendments to our bye-laws that eliminate the Class M common shares).

10. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $3,536 million and $3,036 million as of September 30, 2019 and December 31, 2018, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2019 and December 31, 2018, we had $1,226 million and $926 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust to offer up to $10 billion of its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2019 and December 31, 2018, we had $3,200 million and $2,700 million, respectively, of FABN funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2019	December 31, 2018
AFS securities	$7,766	$5,439
Trading securities	368	68
Equity securities	18	2
Mortgage loans	2,565	1,830
Investment funds	67	53
Derivative assets	95	24
Short-term investments	32	77
Other investments	59	47
Restricted cash	199	492
Total restricted assets	$11,169	$8,032

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

Letter of Credit—We have an undrawn letter of credit for $195 million as of September 30, 2019. This letter of credit was issued for our reinsurance program and expires by December 31, 2020.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of September 30, 2019, had an asset value of $380 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief, which the defendants have moved to dismiss. The court heard oral arguments on February 13, 2019 and has taken the matter under advisement. The court issued an opinion on July 31, 2019 that did not address the merits, but found that Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. The motion to dismiss will be argued on December 18, 2019. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $187 million as of September 30, 2019.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Caldera Matters – On May 3, 2018, AHL filed a writ commencing litigation in the Supreme Court of Bermuda against a former officer of AHL, a former director of AHL (who is also considered a former officer pursuant to Bermuda law), and Caldera Holdings, Ltd. (Caldera). AHL alleges in the writ, among other things, that the defendants breached various duties owed to AHL under Bermuda law by using AHL’s confidential information in their attempted acquisition of a company referred to in the litigation as Company A. AHL is seeking injunctive relief and damages. Athene amended its writ on October 16, 2018. The trial court denied two separate motions to dismiss made by defendant Caldera on June 28, 2018 and by the former officer and former director defendants on January 14, 2019. On September 20, 2019, the Bermuda Court of Appeal affirmed both trial court rulings and dismissed the defendants’ appeal. Defendants have sought leave to appeal this decision to the Judicial Committee of the Privy Council, the court of final appeal for matters litigated in Bermuda.

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

On July 5, 2019 and July 29, 2019, the Supreme Court of Bermuda enjoined CLPF and Cambria, respectively, from taking any further steps to advance or otherwise positively participate in its respective New York Action in light of the exclusive jurisdiction provision in our bye-laws. On July 31, 2019, CLPF and Cambria each filed a notice that it was dismissing its claims in its respective New York Action. We moved for default judgments in the Supreme Court of Bermuda and, on October 15, 2019, the Court granted our applications and permanently enjoined CLPF and Cambria from taking any further steps in the New York Actions. We are now seeking costs.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Segment Information

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

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities. Included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, preferred stock dividends, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

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

Adjusted operating revenue is a component of adjusted operating income and excludes market volatility and adjustments for other non-operating activity. Our adjusted operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interest; and

•	Other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Retirement Services	$4,096	$1,771	$9,650	$4,901
Corporate and Other	28	18	84	71
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	84	884	1,490	823
Investment gains (losses), net of offsets	373	(89)	1,768	(344)
VIE expenses and noncontrolling interest	—	(1)	—	1
Other adjustments to revenues	(80)	(7)	(161)	(63)
Total revenues	$4,501	$2,576	$12,831	$5,389

Adjusted operating income available to common shareholders is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income available to common shareholders equals net income available to Athene Holding Ltd. common shareholders adjusted to eliminate the impact of the following non-operating adjustments:

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Retirement Services	$256	$379	$918	$905
Corporate and Other	(13)	(8)	(18)	(5)
Non-operating adjustments
Investment gains (losses), net of offsets	166	(53)	1,041	(160)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(117)	376	(201)	530
Integration, restructuring and other non-operating expenses	(34)	(2)	(46)	(18)
Stock-based compensation, excluding LTIP	(3)	(3)	(9)	(8)
Income tax (expense) benefit – non-operating	21	(66)	19	(87)
Net income available to Athene Holding Ltd. common shareholders	$276	$623	$1,704	$1,157

The following represents total assets by segment:

(In millions)	September 30, 2019	December 31, 2018
Retirement Services	$141,501	$123,498
Corporate and Other	2,701	2,007
Total assets	$144,202	$125,505

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

We have established a significant base of earnings and, as of September 30, 2019, have an expected Retirement Services annual net investment spread, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.4 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our consolidated annualized ROE for the nine months ended September 30, 2019 and the year ended December 31, 2018 was 20.8% and 12.1%, respectively, and our consolidated annualized adjusted operating ROE was 13.3% and 13.9%, respectively. For the nine months ended September 30, 2019 and the year ended December 31, 2018, in our Retirement Services segment, we generated an annualized net investment spread of 1.38% and 1.70%, respectively, and an annualized adjusted operating ROE of 16.0% and 18.4%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 2.40% and 2.65% for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. As of September 30, 2019, our deferred annuities had a weighted-average life of 8.8 years and made up a significant portion of our reserve liabilities. We currently maintain what we believe to be high capital ratios for our rating and, as of September 30, 2019, hold approximately $1.8 billion of excess capital, which we view as strategic capital available to reinvest into organic and inorganic growth opportunities.

The following table presents the deposits generated from our organic and inorganic channels:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Retail sales	$1,921	$2,200	$5,646	$5,524
Flow reinsurance	609	610	2,754	1,287
Funding agreements	503	—	802	425
Pension risk transfer	2,604	476	5,233	796
Total organic deposits	5,637	3,286	14,435	8,032
Inorganic deposits	—	—	—	19,104
Total deposits	$5,637	$3,286	$14,435	$27,136

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $14.4 billion and $8.0 billion in the nine months ended September 30, 2019 and 2018, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $8.5 billion and $5.7 billion for the nine months ended September 30, 2019 and 2018, respectively. We believe that our improving credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $5.6 billion and $5.5 billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in our retail channel was driven by growth in our bank and broker-dealer channel including the addition of new partners and new product introductions. We aim to grow our retail channel by deepening our relationships with our approximately 50 independent marketing organizations (IMO); approximately 45,000 independent agents; and our growing network of 12 small and mid-sized banks and 83 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. We have recently implemented a new technology platform for our retail business to expand operational capabilities. Additionally, we focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $2.8 billion and $1.3 billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in our flow reinsurance channel was driven by the addition of new partners in the second half of 2018 and new product launches by our partners. We expect that our improving credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated deposits of $6.0 billion and $1.2 billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in our institutional channel is driven by higher PRT deposits. During the nine months ended September 30, 2019, we closed four PRT transactions and issued group annuity contracts in the aggregate principal amount of $5.2 billion, compared to $796 million during the nine months ended September 30, 2018. Since entering the PRT channel in 2017 through September 30, 2019, we have closed 15 deals involving more than 168,000 plan participants resulting in the issuance of group annuities of $10.1 billion. We issued funding agreements of $802 million and $425 million for the nine months ended September 30, 2019 and 2018, respectively. While unfavorable market conditions limited our issuances of funding agreements early in 2019, a more favorable rate environment recently has led to the issuance of two funding agreements under our FABN program in June and August as well as one funding agreement under our FHLB program in July. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

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

In order to support our growth aspirations and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. On October 1, 2019, ADIP purchased 67% of the economic interests in ACRA for approximately $575 million. ACRA is expected to participate in qualifying transactions and certain other transactions by drawing two-thirds of the required capital for such transactions from third-party investors. See –Recent Developments for further information on qualifying transactions. As of October 31, 2019, ADIP has raised $3 billion in capital commitments, of which approximately $2.4 billion remained uncalled, and additional commitments are expected to close over the coming months. This shareholder-friendly, strategic capital solution is expected to allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong balance sheet position.

Industry Trends and Competition

Market Conditions

The U.S. Federal Reserve continued its accommodative policy with the recent rate cuts announced at its meetings on September 18, 2019 and October 30, 2019. Consequently, the yield curve transitioned to being more flat than inverted in the short to medium term sections of the curve. While current economic fundamentals appear strong, uncertainty about future fiscal policy, the scope of potential deregulation, the imposition of tariffs or other barriers to international trade and levels of global trade, the future path of the Federal Reserve’s quantitative tightening or easing, along with uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth, may trigger continued volatility across financial markets, and specifically equity market volatility, which may adversely affect the hedging costs of our liability policy hedging program. Credit market volatility, which may widen credit spreads, generally benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

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

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. In both September and October, the Federal Reserve decreased the federal funds rate for the second and third time this year, pushing yields on short to mid term treasuries lower. Interest rates in the United States remain lower than historical levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through asset liability management (ALM) modeling. As part of our investment strategy, we purchase floating rate investments, which we expect will perform well in a rising interest rate environment, but may not perform as well in a declining rate environment. Our investment portfolio includes $20.6 billion of floating rate investments, or 17% of our total invested assets as of September 30, 2019.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2019, most of our products were fixed annuities with 23% of our FIAs at the minimum guarantees and 41% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2019, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 100 to 110 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

According to LIMRA, total fixed annuity market sales in the United States were $76.2 billion for the six months ended June 30, 2019, a 23.5% increase over 2018. In the total fixed annuity market, for the six months ended June 30, 2019 (the most recent period for which specific market share data is available), we were the 6th largest company based on sales of $3.7 billion, translating to a 4.9% market share. For the six months ended June 30, 2018, our market share was 5.5% with sales of $3.3 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $69.6 billion in sales for the year ended December 31, 2018. According to LIMRA data, for the six months ended June 30, 2019 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs based on sales of $3.4 billion, and our market share for the same period was 8.9%. For the six months ended June 30, 2018, we were the 2nd largest provider of FIAs based on sales of $2.9 billion, translating to an 9.1% market share.

Recent Developments

Strategic Transaction with Apollo – On October 27, 2019 we entered into a Transaction Agreement with the AOG which is expected to close in the first quarter of 2020, subject to regulatory and Athene shareholder approvals. See Note 9 – Related Parties to the condensed consolidated financial statements for further discussion regarding the Transaction Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Apollo/Athene Dedicated Investment Program (ADIP) –ACRA was initially formed as a wholly owned subsidiary of ALRe with the objective of raising third-party capital for the purpose of pursuing Qualifying Transactions (as defined below). On September 11, 2019, ALRe entered into a master framework agreement (Framework Agreement) and related transaction documents with ACRA. Pursuant to the Framework Agreement and related transaction documents, ACRA received capital commitments from ALRe and ADIP.
On October 1, 2019, ALRe sold 67% of its economic interests in ACRA to ADIP for $575 million. The shares held by ADIP are non-voting. The shares held by ALRe represent 100% of the voting power and 33% of the economic interests in ACRA. In connection with the sale of ACRA economic interests to ADIP, ALRe entered into a shareholders agreement (Shareholders Agreement) with ACRA and ADIP. The terms of the Shareholders Agreement were approved by the disinterested members of our board of directors, acting under authority granted by our board of directors.
Pursuant to the Framework Agreement, for a period expiring approximately three years following the one-year anniversary of the first ADIP fund closing (subject to two one-year extension periods exercisable by ADIP, the Commitment Period), ACRA has the right to participate (through itself or other legal entities formed pursuant to the Framework Agreement for purposes of entering into such transactions) in substantially all legal entity acquisition transactions, third-party block reinsurance transactions and pension risk transfer transactions, as well as certain flow reinsurance transactions with third-party counterparties (each, a Qualifying Transaction). ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements from time to time, subject to certain conditions. ACRA’s election to participate in Qualifying Transactions is determined by the Transaction Committee of ACRA, which is a committee of the board of directors of ACRA comprised of our representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, we will have the right to pursue the Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions is subject to capital requirements applicable to ACRA and other terms and conditions.
In connection with each transaction in which ACRA elects to participate (each, a Participating Transaction), subject to the applicable terms and conditions of the Framework Agreement and related transaction documents, ACRA will pay ALRe a fee (Wrap Fee) expected to be approximately 15 basis points per annum multiplied by the total reserves with respect to the assumed or acquired business, under a schedule where the Wrap Fee increases from 10 basis points as business assumed or acquired by ACRA increases.
In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the Commitment Period), ALRe or its applicable affiliate has the right (Commutation Right) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP achieving a minimum return with respect to such Participating Transaction. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Framework Agreement and related transaction documents), ALRe will be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.
As of September 30, 2019, ALRe had retroceded to ACRA 100% of approximately $6.6 billion of certain fixed deferred and fixed indexed annuities and 100% of approximately $2.5 billion of group annuities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions.

In addition, ACRA pays a monthly fee to Apollo for asset management services in an amount equal to the marginal base investment management fees and sub-allocation fees we pay to Apollo pursuant to the Fee Agreement. See Note 9 – Related Parties to the condensed consolidated financial statements for further discussion regarding the Fee Agreement.

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

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our adjusted operating income available to common shareholders equals net income available to AHL common shareholders adjusted to eliminate the impact of the following (collectively, the “non-operating adjustments”):

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

•
Bargain Purchase Gain—Bargain purchase gains associated with acquisitions are adjustments to net income available to AHL common shareholders as they are not related to our underlying profitability drivers.

•
Income Tax (Expense) Benefit – Non-operating—The non-operating income tax expense represents the income tax effect of non-operating adjustments and is computed by applying the appropriate jurisdiction’s tax rate to the non-operating adjustments that are subject to income tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We consider these non-operating adjustments to be meaningful adjustments to net income available to AHL common shareholders for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income available to AHL common shareholders, we believe adjusted operating income available to common shareholders provides a meaningful financial metric that helps investors understand our underlying results and profitability. Adjusted operating income available to common shareholders should not be used as a substitute for net income available to AHL common shareholders.

Adjusted ROE, Adjusted Operating ROE and Adjusted Net Income Available to AHL Common Shareholders

Adjusted ROE, adjusted operating ROE and adjusted net income available to AHL common shareholders are non-GAAP measures used to evaluate our financial performance excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, in each case net of DAC, DSI, rider reserve and tax offsets. Adjusted ROE is calculated as adjusted net income available to AHL common shareholders, divided by average adjusted common shareholders’ equity. Adjusted common shareholders’ equity is calculated as the ending shareholders’ equity excluding AOCI, the cumulative change in fair value of funds withheld and modco reinsurance assets and preferred stock. Adjusted operating ROE is calculated as the adjusted operating income available to common shareholders, divided by average adjusted common shareholders’ equity. Adjusted net income available to AHL common shareholders is calculated as net income available to AHL common shareholders excluding the change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted ROE, adjusted operating ROE and adjusted net income available to AHL common shareholders should not be used as a substitute for ROE and net income available to AHL common shareholders. However, we believe the adjustments to equity are significant to gaining an understanding of our overall financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Earnings Per Common Share, Weighted Average Common Shares Outstanding – Adjusted Operating and Adjusted Book Value Per Common Share

Adjusted operating earnings per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represents an economic view of our share counts and provides a simplified and consistent view of our outstanding shares. Adjusted operating earnings per common share is calculated as the adjusted operating income available to common shareholders, over the weighted average common shares outstanding – adjusted operating. Adjusted book value per common share is calculated as the adjusted common shareholders’ equity divided by the adjusted operating common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and payment of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive, after considering the dilutive effects of the more dilutive securities in the sequence, they are excluded. Weighted average common shares outstanding – adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share should not be used as a substitute for basic earnings per share – Class A common shares, basic weighted average common shares outstanding – Class A or book value per common share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

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

Sales

Sales statistics do not correspond to revenues under GAAP but are used as relevant measures to understand our business performance as it relates to deposits generated during a specific period of time. Our sales statistics include deposits for fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2019	2018	2019	2018
Revenues	$4,501	$2,576	$12,831	$5,389
Benefits and expenses	4,222	1,897	11,062	4,067
Income before income taxes	279	679	1,769	1,322
Income tax expense (benefit)	(14)	56	48	165
Net income	293	623	1,721	1,157
Less: Preferred stock dividends	17	—	17	—
Net income available to AHL common shareholders	$276	$623	$1,704	$1,157

ROE	8.5%	28.6%	20.8%	17.0%
Adjusted ROE	8.3%	30.8%	13.4%	21.7%

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

In this section, references to 2019 refer to the three months ended September 30, 2019 and references to 2018 refer to the three months ended September 30, 2018.

Net Income Available to AHL Common Shareholders

Net income available to Athene Holding Ltd. common shareholders decreased by $347 million, or 56%, to $276 million in 2019 from $623 million in 2018. ROE decreased to 8.5% from 28.6% in 2018, and adjusted ROE decreased to 8.3% from 30.8% in 2018. The decrease in net income available to Athene Holding Ltd. common shareholders was driven by an increase of $2.3 billion in benefits and expenses, partially offset by a $1.9 billion increase in revenues and a $70 million decrease in income tax expenses.

Revenues

Revenues increased by $1.9 billion to $4.5 billion in 2019 from $2.6 billion in 2018. The increase was driven by an increase in premiums, partially offset by a decrease in investment related gains and losses, higher other-than-temporary impairments of $22 million and lower VIE investment related gains and losses.

Premiums increased by $2.1 billion to $2.6 billion in 2019 from $526 million in the prior year, driven by higher PRT premiums in 2019.

Investment related gains and losses decreased by $128 million to $688 million in 2019 from $816 million in the prior year, primarily due to the change in fair value of FIA hedging derivatives, partially offset by the change in fair value of reinsurance assets and the change in fair value of trading securities. The change in fair value of FIA hedging derivatives decreased $679 million driven by the less favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 1.2% in 2019, compared to an increase of 7.2% in 2018. The change in fair value of reinsurance assets increased by $397 million primarily driven by the change in the value of the underlying assets related to the decrease in U.S. Treasury rates and credit spreads tightening. The favorable change in fair value of trading securities of $97 million was comprised primarily of an increase in AmerUs Closed Block assets of $55 million related to higher gains resulting from a decrease in U.S. Treasury rates and credit spreads tightening.

VIE investment related gains and losses decreased by $21 million to $2 million in 2019 from $23 million in the prior year, primarily driven by gains in 2018 attributed to NCL Athene LLC (NCL LLC) and MidCap.

Benefits and Expenses

Benefits and expenses increased by $2.3 billion to $4.2 billion in 2019 from $1.9 billion in 2018. The increase was driven by an increase in future policy benefits, an increase in amortization of DAC, DSI and VOBA and an increase in interest sensitive contract benefits. Our annual unlocking of assumptions resulted in an increase in benefits and expenses of $165 million, compared to a decrease of $179 million in 2018. The unlocking was driven by an increase of $76 million in FIA embedded derivative liabilities and an increase of $89 million related to DAC, DSI, VOBA and rider reserves, compared to a decrease of $309 million in FIA embedded derivative liability and an increase of $130 million related to DAC, DSI, VOBA and rider reserves in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future policy and other policy benefits increased by $1.9 billion to $2.9 billion in 2019 from $928 million in 2018, primarily attributable to higher PRT obligations and an increase in the change in AmerUs Closed Block fair value liability, partially offset by lower rider reserves. The unfavorable change in the AmerUs Closed Block fair value liability of $57 million was primarily driven by the increase in unrealized gains on the underlying investments related to the decrease in U.S. Treasury rates compared to prior year and credit spreads tightening. The decrease in rider reserves of $244 million was primarily driven by a decrease related to our annual unlocking of assumptions of $273 million and a decrease related to the net change in FIA derivatives, partially offset by growth in the block of business. Unlocking in 2019 was favorable by $61 million related to changes in lapse assumptions, partially offset by changes in the long-term net investment earned rate assumption. The 2018 unlocking impacts were unfavorable by $212 million related to changes in lapse assumptions partially offset by utilization of certain rider benefits.

DAC, DSI and VOBA amortization increased by $284 million to $343 million in 2019 from $59 million in 2018, primarily due to an unfavorable increase to our annual unlocking of assumptions of $232 million, the favorable change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives and growth in the block of business, partially offset by the unfavorable net change in FIA derivatives. Unlocking in 2019 was unfavorable by $150 million, primarily related to changes in the long-term net investment earned rate and lapse assumptions, while 2018 unlocking was favorable by $82 million related to changes in lapse assumptions.

Interest sensitive contract benefits increased by $59 million to $801 million in 2019 from $742 million in 2018, driven by an increase in FIA fair value embedded derivatives of $14 million and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018, which experienced an increase in discount rates, as well as an unfavorable impact of our annual unlocking of assumptions of $385 million. This was partially offset by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 1.2% in 2019, compared to an increase of 7.2% in 2018. The FIA fair value embedded derivatives unlocking was unfavorably impacted by an increase of $76 million in 2019 compared to a decrease of $309 million in 2018, both of which were mainly attributed to changes in lapse assumptions.

Taxes

Income tax expense (benefit) decreased by $70 million to $(14) million in 2019 from $56 million in 2018. The income tax benefit for 2019 was primarily driven by lower taxable income resulting from the unfavorable net change in FIA derivatives and unfavorable unlocking. Income tax expense in 2018 included a benefit resulting from the reversal of previously accrued taxes during the first six months of 2018, which was triggered by the retroactive implementation of reinsurance arrangements common in the insurance industry.

Our effective tax rate in the third quarter of 2019 was (5)% and 8% in 2018. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Preferred Stock Dividends

Preferred stock dividends increased by $17 million to $17 million in 2019 from $0 million in 2018, driven by our issuance of preferred stock in 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

In this section, references to 2019 refer to the nine months ended September 30, 2019 and references to 2018 refer to the nine months ended September 30, 2018.

Net Income Available to Athene Holding Ltd. Common Shareholders

Net income available to Athene Holding Ltd. common shareholders increased by $547 million, or 47%, to $1.7 billion in 2019 from $1.2 billion in 2018. ROE increased to 20.8% from 17.0% in 2018, and adjusted ROE decreased to 13.4% from 21.7% in 2018. The increase in net income available to Athene Holding Ltd. common shareholders was driven by a $7.4 billion increase in revenues, partially offset by an increase of $7.0 billion in benefits and expenses.

Revenues

Revenues increased by $7.4 billion to $12.8 billion in 2019 from $5.4 billion in 2018. The increase was driven by an increase in premiums, an increase in investment related gains and losses, higher net investment income and higher product charges.

Premiums increased by $3.8 billion to $5.3 billion in 2019 from $1.5 billion in the prior year, driven by higher PRT premiums and an increase in premiums from flow reinsurance, partially offset by the 2018 Voya reinsurance premiums at inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains and losses increased by $3.2 billion to $3.8 billion in 2019 from $578 million in the prior year, primarily due to the change in fair value of reinsurance assets, the change in fair value of FIA hedging derivatives, the change in fair value of trading securities and the change in realized gains on AFS securities. The change in fair value of reinsurance assets increased by $2.0 billion primarily driven by the favorable change in the value of the underlying assets related to the decrease in U.S. Treasury rates and credit spreads tightening. The change in fair value of FIA hedging derivatives increased $662 million driven by the strong performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 18.7% in 2019, compared to an increase of 9.0% in 2018. The favorable change in fair value of trading securities of $390 million was comprised primarily by an increase in AmerUs Closed Block assets of $256 million related to higher gains resulting from a decrease in U.S. Treasury rates and credit spreads tightening. The favorable change in realized gains on AFS securities of $47 million was driven by a higher level of sales favorably impacted by the lower interest rate environment.

Net investment income increased by $414 million to $3.3 billion in 2019 from $2.9 billion in 2018, primarily driven by growth in our investment portfolio attributed to the Voya and Lincoln reinsurance transactions, a strong increase in deposits over the prior twelve months and earnings on the proceeds of preferred stock issuances. Additionally, net investment income increased due to higher floating rate investment income related to higher short-term interest rates throughout 2019 compared to prior year.

Product charges increased by $71 million to $392 million in 2019 from $321 million in 2018, primarily driven by growth in the block of business and charges related to the addition of the Voya and Lincoln reinsurance liabilities.

Benefits and Expenses

Benefits and expenses increased by $7.0 billion to $11.1 billion in 2019 from $4.1 billion in 2018. The increase was driven by an increase in future policy benefits, an increase in interest sensitive contract benefits, an increase in amortization of DAC, DSI and VOBA, and an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in an increase in benefits and expenses of $165 million, compared to a decrease of $179 million in 2018. The unlocking was driven by an increase of $76 million in FIA embedded derivative liabilities and an increase of $89 million related to DAC, DSI, VOBA and rider reserves, compared to a decrease of $309 million in FIA embedded derivative liability and an increase of $130 million related to DAC, DSI, VOBA and rider reserves in 2018.

Future policy and other policy benefits increased by $4.0 billion to $6.2 billion in 2019 from $2.2 billion in 2018, primarily attributable to higher PRT obligations, higher benefits for payout annuities with life contingencies due to the Voya reinsurance transaction, and an increase in the change in AmerUs Closed Block fair value liability, partially offset by the 2018 Voya reinsurance policyholder obligations at inception and the change in rider reserves. The change in the AmerUs Closed Block fair value liability of $284 million was primarily driven by the increase in unrealized gains on the underlying investments related to the change in U.S. Treasury rates compared to prior year and credit spreads tightening. The change in rider reserve of $169 million was primarily due to the unfavorable net change in FIA derivatives, favorable unlocking of assumptions of $273 million, partially offset by the favorable change in reinsurance embedded derivatives and growth in the block of business. Unlocking in 2019 was favorable by $61 million related to changes in lapse assumptions, partially offset by changes in the long-term net investment earned rate assumption. The 2018 unlocking impacts were unfavorable by $212 million related to changes in lapse assumptions partially offset by utilization of certain rider benefits.

Interest sensitive contract benefits increased by $2.3 billion to $3.4 billion in 2019 from $1.1 billion in 2018, driven by an increase in FIA fair value embedded derivatives of $2.1 billion and growth in the block of business. The change in the FIA fair value embedded derivatives was due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an 18.7% increase in 2019, compared to an increase of 9.0% in 2018, as well as an unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to 2018, which experienced an increase in discount rates. Additionally, the change in FIA fair value embedded derivatives was due to an unfavorable impact of our annual unlocking of assumptions of $385 million. Unlocking was unfavorably impacted by an increase of $76 million in 2019 compared to a decrease of $309 million in 2018, both of which were mainly attributed to changes in lapse assumptions.

DAC, DSI and VOBA amortization increased by $580 million to $853 million in 2019 from $273 million in 2018, primarily due to unfavorable unlocking of assumptions of $232 million, favorable change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives and growth in the block, partially offset by the favorable net change in FIA derivatives. Unlocking in 2019 was unfavorable $150 million, primarily related to changes in the long-term net investment earned rate and lapse assumptions, while the 2018 unlocking impacts were favorable $82 million related to changes in lapse assumptions.

Policy and other operating expenses increased by $90 million to $544 million in 2019 from $454 million in 2018, primarily driven by growth in our business including the Voya and Lincoln transactions and costs related to ACRA.

Taxes

Income tax expense decreased by $117 million to $48 million in 2019 from $165 million in 2018. Income tax expense for 2019 was primarily driven by lower taxable income resulting from the unfavorable net change in FIA derivatives and unfavorable unlocking.

Our effective tax rate in 2019 was 3% and 12% in 2018. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preferred Stock Dividends

Preferred stock dividends increased by $17 million to $17 million in 2019 from $0 million in 2018, driven by our issuance of preferred stock in 2019.

Results of Operations by Segment

The following summarizes our adjusted operating income available to common shareholders by segment:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2019	2018	2019	2018
Net income available to Athene Holding Ltd. common shareholders	$276	$623	$1,704	$1,157

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	46	5	99	33
Unrealized, impairments and other investment gains (losses)	(31)	6	8	22
Change in fair value of reinsurance assets	314	(95)	1,500	(302)
Offsets to investment gains (losses)	(163)	31	(566)	87
Investment gains (losses), net of offsets	166	(53)	1,041	(160)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(117)	376	(201)	530
Integration, restructuring and other non-operating expenses	(34)	(2)	(46)	(18)
Stock compensation expense	(3)	(3)	(9)	(8)
Income tax (expense) benefit – non-operating	21	(66)	19	(87)
Less: Total non-operating adjustments	33	252	804	257
Adjusted operating income available to common shareholders	$243	$371	$900	$900

Adjusted operating income available to common shareholders
Retirement Services	$256	$379	$918	$905
Corporate and Other	(13)	(8)	(18)	(5)
Adjusted operating income available to common shareholders	$243	$371	$900	$900

Adjusted operating ROE	10.6%	17.2%	13.3%	14.5%
Retirement Services adjusted operating ROE	13.5%	23.2%	16.0%	19.7%

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Adjusted operating income available to common shareholders decreased by $128 million, or 35%, to $243 million in 2019 from $371 million in 2018. Adjusted operating ROE was 10.6%, down from 17.2% in 2018. The decrease in adjusted operating income available to common shareholders was primarily driven by a decrease in our Retirement Services segment of $123 million, while Corporate and Other decreased $5 million.

Our consolidated net investment earned rate was 4.35% in 2019, a decrease from 4.52% in 2018, due to the lower fixed income and other investment performance, partially offset by higher alternative investment performance. Fixed and other net investment earned rate was 4.11% in 2019, a decrease from 4.33% in 2018, driven by lower RMBS returns and floating rate investment income. Alternative net investment earned rate was 9.26% in 2019, an increase from 9.13% in 2018, driven by an increase in Catalina and Athora income, as well as an increase in the market value of a public equity position in OneMain Holdings, Inc. (OneMain).

Non-operating Adjustments

Non-operating adjustments decreased by $219 million to $33 million in 2019 from $252 million in 2018. The decrease in non-operating adjustments was primarily driven by the unfavorable change in net FIA derivatives, partially offset by the favorable change in fair value of reinsurance assets and a favorable tax benefit primarily due to the unfavorable change in net FIA derivatives. Net FIA derivatives were unfavorable by $493 million primarily due to $261 million of unfavorable unlocking net of offsets, less favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, and an unfavorable change in discount rates used in our embedded derivative calculations as the current quarter experienced a decrease in discount rates compared to 2018. Unlocking, net of DAC and rider reserve offsets, was unfavorably impacted by $65 million in 2019 compared to favorable $196 million in 2018, both of which were mainly attributed to changes in lapse assumptions. The change in fair value of reinsurance assets impacts were favorable by $409 million due to a decrease in U.S. Treasury rates, credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Adjusted operating income available to common shareholders of $900 million in 2019 was in line with 2018. Adjusted operating ROE was 13.3%, down from 14.5% in 2018. The change in adjusted operating income available to common shareholders was primarily driven by an increase in our Retirement Services segment of $13 million, while Corporate and Other decreased $13 million.

Our consolidated net investment earned rate was 4.43% in 2019, a decrease from 4.61% in 2018, primarily due to the lower fixed income and other investment performance. Fixed and other net investment earned rate was 4.21% in 2019, a decrease from 4.38% in 2018, primarily driven by lower RMBS returns and run-off of higher yielding assets, as well as the unfavorable impact of the lower interest rate environment on new investment purchases in 2019, partially offset by higher floating rate investment income. Alternative net investment earned rate was 9.30% in 2019, a decrease from 9.57% in 2018, primarily driven by lower credit and real asset fund income, offset by an increase in market value of the equity position in OneMain and the unfavorable 2018 change in market value of an equity position in Caesars Entertainment Corporation (Caesars).

Non-operating Adjustments

Non-operating adjustments increased by $547 million to $804 million in 2019 from $257 million in 2018. The increase in non-operating adjustments was primarily driven by the favorable change in fair value of reinsurance assets and a favorable tax benefit primarily due to the unfavorable change in net FIA derivatives, partially offset by unfavorable net FIA derivatives. Change in fair value of reinsurance assets impacts were favorable by $1.8 billion due to a decrease in U.S. Treasury rates, credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions. Net FIA derivatives were unfavorable by $731 million due to an unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in 2018, as well as $261 million of unfavorable unlocking net of offsets, partially offset by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index. Unlocking, net of DAC and rider reserve offsets, was unfavorably impacted by $65 million in 2019 compared to favorable $196 million in 2018, both of which were mainly attributed to changes in lapse assumptions.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $123 million, or 32%, to $256 million in 2019, from $379 million in 2018. Adjusted operating ROE was 13.5%, down from 23.2% in the prior period. The decrease in adjusted operating income available to common shareholders was driven by higher cost of funds and higher operating taxes, partially offset by higher net investment earnings. Cost of funds were $260 million higher related to growth in the block of business, unfavorable rider reserves and DAC amortization related to actuarial experience and equity market impacts and unfavorable unlocking of $35 million. Unlocking in 2019 was unfavorable by $48 million reflecting changes in long term net investment earned rate and lapse assumptions, while 2018 unlocking was unfavorable $13 million reflecting changes in lapse assumptions partially offset by utilization of certain rider benefits. Taxes increased $17 million primarily driven by a 2018 tax benefit resulting from the reversal of previously accrued taxes during the first six months of 2018, which was triggered by the retroactive implementation of reinsurance arrangements common in the industry, partially offset by lower taxable earnings in 2019. Net investment earnings increased $156 million primarily driven by $20.8 billion of growth in our invested assets attributed to strong deposits over the prior twelve months, partially offset by lower RMBS income from lower pre-payments than expected and runoff of higher yielding assets.

Net Investment Spread

	Three months ended September 30,
	2019	2018
Net investment earned rate	4.31%	4.55%
Cost of funds	3.18%	2.77%
Net investment spread	1.13%	1.78%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 65 basis points to 1.13% in 2019 from 1.78% in 2018. Net investment earned rate decreased due to a decline in our fixed and other net investment earned rate and a decline in the alternative net investment earned rate. The fixed and other net investment earned rate decreased in 2019 to 4.11% from 4.33% in 2018, primarily attributed to lower RMBS returns and lower floating rate income. The alternative net investments earned rate decreased in 2019 to 8.90% from 10.65% in 2018, driven by lower real estate fund income and slightly lower income from MidCap related to favorable 2018 returns, partially offset by an increase in Catalina income.

Cost of funds increased by 41 basis points to 3.18% in 2019, from 2.77% in 2018, primarily driven by growth in our institutional channel at a higher rate, unfavorable rider reserves and DAC amortization related to actuarial experience and equity market impacts, as well as unfavorable unlocking of assumptions.

Investment Margin on Deferred Annuities

	Three months ended September 30,
	2019	2018
Net investment earned rate	4.31%	4.55%
Cost of crediting on deferred annuities	1.98%	1.98%
Investment margin on deferred annuities	2.33%	2.57%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 24 basis points to 2.33% in 2019, from 2.57% in 2018, driven by a decrease in the net investment earned rate, while the cost of crediting on deferred annuities was consistent with prior year. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $13 million, or 1%, to $918 million in 2019, from $905 million in 2018. Adjusted operating ROE was 16.0% in 2019, down from 19.7% in the prior period. The increase in adjusted operating income available to common shareholders was primarily driven by higher net investment earnings and favorable taxes, partially offset by higher cost of funds and operating expense attributed to growth in our business. Net investment earnings was higher primarily driven by $20.8 billion of growth in our invested assets primarily attributed to the Voya and Lincoln reinsurance transactions, strong deposits over the prior twelve months and higher floating rate income related to higher short-term interest rates throughout 2019 compared to prior year, partially offset by lower RMBS income from lower pre-payments than expected and runoff of higher yielding assets. Cost of funds was higher primarily due to growth in the block of business, unfavorable rider reserves and DAC amortization related to actuarial experience and equity market impacts and unfavorable unlocking of $35 million.

Net Investment Spread

	Nine months ended September 30,
	2019	2018
Net investment earned rate	4.38%	4.63%
Cost of funds	3.00%	2.81%
Net investment spread	1.38%	1.82%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 44 basis points to 1.38% in 2019 from 1.82% in 2018. Net investment earned rate decreased primarily due to a decline in our fixed and other net investment earned rate as well as a decline in the alternative net investment earned rate. The fixed and other net investment earned rate decreased in 2019, to 4.21% from 4.38% in 2018 primarily attributed to lower RMBS returns and run-off of higher yielding assets, as well as the unfavorable impact of the lower interest rate environment on new investment purchases in 2019, partially offset by higher floating rate returns. The alternative net investment earned rate decreased in 2019 to 8.63% from 11.30% in 2018, primarily driven by lower credit fund income as 2018 benefited from gains in one of our funds, as well as lower returns on real asset and private equity funds.

Cost of funds increased by 19 basis points to 3.00% in 2019, from 2.81% in 2018, primarily driven by growth in our institutional channel at a higher rate, unfavorable rider reserves and DAC amortization related to actuarial experience and equity market impacts and unlocking of assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Nine months ended September 30,
	2019	2018
Net investment earned rate	4.38%	4.63%
Cost of crediting on deferred annuities	1.98%	1.93%
Investment margin on deferred annuities	2.40%	2.70%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 30 basis points to 2.40% in 2019 from 2.70% in 2018, driven by a decrease in net investment earned rate, as well as an increase in cost of crediting on deferred annuities. Cost of crediting on deferred annuities increased 5 basis points primarily due to higher option costs as a result of higher volatility and short-term interest rates for business renewing through 2018, as well as higher rates on new business.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities. Included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, preferred stock dividends, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders decreased by $5 million to $(13) million in the three months ended September 30, 2019, from $(8) million in the three months ended September 30, 2018. The change was primarily driven by preferred stock dividends, partially offset by favorable alternative investment income attributed to an increase in market value of the equity position in OneMain and the unfavorable 2018 change in market value of an equity position in Caesars.

Adjusted operating income (loss) available to common shareholders decreased by $13 million to $(18) million in the nine months ended September 30, 2019, from $(5) million in the nine months ended September 30, 2018. The change was primarily driven by lower earnings from a decrease in excess capital and preferred stock dividends, partially offset by favorable alternative investment income attributed to an increase in market value of the equity position in OneMain.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $127.1 billion and $107.6 billion as of September 30, 2019 and December 31, 2018, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo. Apollo provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our invested assets, which are those that directly back our reserve liabilities as well as surplus assets (as previously discussed in Key Operating and Non-GAAP Measures), were $121.1 billion and $111.0 billion as of September 30, 2019 and December 31, 2018, respectively. Apollo managed, directly and indirectly, substantially all of our invested assets as of September 30, 2019, comprising a diversified portfolio of fixed maturity and other securities. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$70,903	55.8%	$59,265	55.1%
Trading securities, at fair value	2,411	1.9%	1,949	1.8%
Equity securities, at fair value	359	0.3%	216	0.2%
Mortgage loans, net of allowances	13,465	10.6%	10,340	9.6%
Investment funds	712	0.5%	703	0.6%
Policy loans	466	0.4%	488	0.4%
Funds withheld at interest	15,280	12.0%	15,023	14.0%
Derivative assets	2,386	1.9%	1,043	1.0%
Short-term investments, at fair value	571	0.4%	191	0.2%
Other investments	130	0.1%	122	0.1%
Total investments	106,683	83.9%	89,340	83.0%
Investment in related parties
AFS securities, at fair value	2,368	1.9%	1,437	1.3%
Trading securities, at fair value	306	0.2%	249	0.2%
Equity securities, at fair value	381	0.3%	120	0.1%
Mortgage loans	653	0.5%	291	0.3%
Investment funds	2,763	2.2%	2,232	2.1%
Funds withheld at interest	13,560	10.7%	13,577	12.6%
Other investments	387	0.3%	386	0.4%
Total related party investments	20,418	16.1%	18,292	17.0%
Total investments including related party	$127,101	100.0%	$107,632	100.0%

The increase in our total investments, including related party, as of September 30, 2019 of $19.5 billion compared to December 31, 2018 was mainly driven by growth from organic deposits of $14.4 billion less liability outflows of $8.5 billion, an increase in unrealized gains and losses on AFS securities of $4.9 billion attributed to the decrease in U.S. Treasury rates and credit spreads tightening, an increase in derivatives assets due to favorable equity market performance, investment of proceeds from our preferred stock issuances and reinvestment of earnings.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$36	$1	$—	$37	0.1%
U.S. state, municipal and political subdivisions	1,233	260	(1)	1,492	2.0%
Foreign governments	301	27	—	328	0.4%
Corporate	43,948	3,415	(318)	47,045	64.2%
CLO	7,044	15	(188)	6,871	9.4%
ABS	4,967	164	(20)	5,111	7.0%
CMBS	2,639	130	(4)	2,765	3.8%
RMBS	6,698	565	(9)	7,254	9.9%
Total AFS securities	66,866	4,577	(540)	70,903	96.8%
AFS securities – related party
Corporate	23	1	—	24	0.0%
CLO	834	1	(17)	818	1.1%
ABS	1,490	36	—	1,526	2.1%
Total AFS securities – related party	2,347	38	(17)	2,368	3.2%
Total AFS securities including related party	$69,213	$4,615	$(557)	$73,271	100.0%

	December 31, 2018
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$57	$—	$—	$57	0.1%
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	2.1%
Foreign governments	162	2	(3)	161	0.3%
Corporate	38,018	394	(1,315)	37,097	61.1%
CLO	5,658	2	(299)	5,361	8.8%
ABS	4,915	53	(48)	4,920	8.1%
CMBS	2,390	27	(60)	2,357	3.9%
RMBS	7,642	413	(36)	8,019	13.2%
Total AFS securities	60,025	1,008	(1,768)	59,265	97.6%
AFS securities – related party
CLO	587	—	(25)	562	0.9%
ABS	875	4	(4)	875	1.5%
Total AFS securities – related party	1,462	4	(29)	1,437	2.4%
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$14,785	20.2%	$11,706	19.3%
Financial	15,165	20.7%	11,809	19.5%
Utilities	11,457	15.6%	9,055	14.9%
Communication	2,752	3.8%	2,313	3.8%
Transportation	2,910	4.0%	2,214	3.6%
Total corporate	47,069	64.3%	37,097	61.1%
Other government-related securities
U.S. state, municipal and political subdivisions	1,492	2.0%	1,293	2.1%
Foreign governments	328	0.4%	161	0.3%
U.S. government and agencies	37	0.1%	57	0.1%
Total non-structured securities	48,926	66.8%	38,608	63.6%
Structured securities
CLO	7,689	10.5%	5,923	9.8%
ABS	6,637	9.0%	5,795	9.5%
CMBS	2,765	3.8%	2,357	3.9%
RMBS
Agency	18	0.0%	59	0.1%
Non-agency	7,236	9.9%	7,960	13.1%
Total structured securities	24,345	33.2%	22,094	36.4%
Total AFS securities including related party	$73,271	100.0%	$60,702	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $73.3 billion and $60.7 billion as of September 30, 2019 and December 31, 2018, respectively. The increase was mainly driven by strong growth in deposits over liability outflows, the change in unrealized gains and losses on AFS securities, investment of proceeds from our preferred stock issuances and reinvestment of earnings. Unrealized gains and losses on AFS securities increased attributed to the decrease in U.S. Treasury rates and credit spreads tightening.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$34,930	$37,451	51.1%	$31,106	$31,311	51.6%
2	30,599	32,125	43.8%	26,682	25,871	42.6%
Total investment grade	65,529	69,576	94.9%	57,788	57,182	94.2%
3	2,819	2,845	3.9%	2,866	2,746	4.5%
4	722	709	1.0%	591	533	0.9%
5	125	124	0.2%	235	232	0.4%
6	18	17	0.0%	7	9	0.0%
Total below investment grade	3,684	3,695	5.1%	3,699	3,520	5.8%
Total AFS securities including related party	$69,213	$73,271	100.0%	$61,487	$60,702	100.0%

A significant majority of our AFS portfolio, 94.9% and 94.2% as of September 30, 2019 and December 31, 2018, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$26,726	36.5%	$19,690	32.4%
BBB	28,818	39.3%	23,326	38.4%
Non-rated[1]	9,898	13.5%	9,624	15.9%
Total investment grade	65,442	89.3%	52,640	86.7%
BB	3,126	4.3%	2,670	4.4%
B	887	1.2%	875	1.4%
CCC	2,083	2.8%	2,340	3.9%
CC and lower	1,171	1.6%	1,296	2.1%
Non-rated[1]	562	0.8%	881	1.5%
Total below investment grade	7,829	10.7%	8,062	13.3%
Total AFS securities including related party	$73,271	100.0%	$60,702	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 10.7% and 13.3% as of September 30, 2019 and December 31, 2018, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of September 30, 2019 and December 31, 2018, the non-rated securities shown above were comprised 57% and 56%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 27% and 30%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis of credit risk and designations assigned by the NAIC. As of September 30, 2019 and December 31, 2018, 95% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $6.6 billion and $5.8 billion as of September 30, 2019 and December 31, 2018, respectively. The increase in our ABS portfolio is mainly due to attractive investments made during the period as new deposits and the Voya and Lincoln investment portfolios were redeployed. As of September 30, 2019 and December 31, 2018, our ABS portfolio included $6.1 billion (92% of the total) and $5.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $6.1 billion (92% of the total) and $5.2 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $7.7 billion and $5.9 billion as of September 30, 2019 and December 31, 2018, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$4,281	55.7%	$3,005	50.7%
2	3,249	42.2%	2,498	42.2%
Total investment grade	7,530	97.9%	5,503	92.9%
3	132	1.7%	393	6.7%
4	20	0.3%	20	0.3%
5	7	0.1%	7	0.1%
6	—	—%	—	—%
Total below investment grade	159	2.1%	420	7.1%
Total AFS CLO including related party	$7,689	100.0%	$5,923	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,246	55.2%	$2,921	49.3%
BBB	3,259	42.4%	2,829	47.8%
Non-rated[1]	25	0.3%	—	—%
Total investment grade	7,530	97.9%	5,750	97.1%
BB	132	1.7%	146	2.4%
B	20	0.3%	27	0.5%
CCC	7	0.1%	—	—%
CC and lower	—	—%	—	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	159	2.1%	173	2.9%
Total AFS CLO including related party	$7,689	100.0%	$5,923	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. With respect to loan-backed and structured securities, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of September 30, 2019 and December 31, 2018, a majority of our AFS CLO portfolio, 97.9% and 92.9%, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology. As of September 30, 2019 and December 31, 2018, 97.9% and 97.1%, respectively, of our CLO portfolio was considered investment grade based on NRSRO ratings. The increase in our CLO portfolio is mainly due to attractive investments made during the period as new deposits and the Voya and Lincoln investment portfolios were redeployed.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.8 billion and $2.4 billion as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, our CMBS portfolio included $2.6 billion (95% of the total) and $2.1 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.9 billion (70% of the total) and $1.6 billion (66% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS. RMBS are securities constructed from pools of residential mortgages and backed by payments from those pools. These holdings were $7.3 billion and $8.0 billion as of September 30, 2019 and December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$6,666	91.9%	$7,415	92.5%
2	265	3.7%	269	3.3%
Total investment grade	6,931	95.6%	7,684	95.8%
3	168	2.3%	207	2.6%
4	133	1.8%	106	1.3%
5	21	0.3%	22	0.3%
6	1	0.0%	—	—%
Total below investment grade	323	4.4%	335	4.2%
Total AFS RMBS	$7,254	100.0%	$8,019	100.0%

NRSRO rating agency designation
AAA/AA/A	$428	5.9%	$487	6.1%
BBB	253	3.5%	220	2.7%
Non-rated[1]	2,694	37.1%	2,932	36.6%
Total investment grade	3,375	46.5%	3,639	45.4%
BB	280	3.9%	332	4.1%
B	261	3.6%	301	3.8%
CCC	2,010	27.7%	2,259	28.2%
CC and lower	1,160	16.0%	1,292	16.1%
Non-rated[1]	168	2.3%	196	2.4%
Total below investment grade	3,879	53.5%	4,380	54.6%
Total AFS RMBS	$7,254	100.0%	$8,019	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. With respect to loan-backed and structured securities, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our AFS RMBS portfolio, 95.6% and 95.8% as of September 30, 2019 and December 31, 2018, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC’s methodology to our holdings of RMBS. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of September 30, 2019 and December 31, 2018, NRSRO characterized 46.5% and 45.4%, respectively, of our AFS RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of September 30, 2019, our AFS securities, including related party, had a fair value of $73.3 billion, which was 5.9% above amortized cost of $69.2 billion. As of December 31, 2018, our AFS securities, including related party, had a fair value of $60.7 billion, which was 1.3% below amortized cost of $61.5 billion. These investments are held to support our product liabilities and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	September 30, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$4,646	$(149)	$4,497	96.8%	$37,451	(0.4)%
2	5,218	(295)	4,923	94.3%	32,125	(0.9)%
Total investment grade	9,864	(444)	9,420	95.5%	69,576	(0.6)%
3	907	(59)	848	93.5%	2,845	(2.1)%
4	344	(45)	299	86.9%	709	(6.3)%
5	86	(5)	81	94.2%	124	(4.0)%
6	12	(4)	8	66.7%	17	(23.5)%
Total below investment grade	1,349	(113)	1,236	91.6%	3,695	(3.1)%
Total	$11,213	$(557)	$10,656	95.0%	$73,271	(0.8)%

	December 31, 2018
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$15,373	$(545)	$14,828	96.5%	$31,311	(1.7)%
2	19,152	(1,035)	18,117	94.6%	25,871	(4.0)%
Total investment grade	34,525	(1,580)	32,945	95.4%	57,182	(2.8)%
3	2,308	(147)	2,161	93.6%	2,746	(5.4)%
4	500	(65)	435	87.0%	533	(12.2)%
5	88	(5)	83	94.3%	232	(2.2)%
6	2	—	2	100.0%	9	—%
Total below investment grade	2,898	(217)	2,681	92.5%	3,520	(6.2)%
Total	$37,423	$(1,797)	$35,626	95.2%	$60,702	(3.0)%

The gross unrealized losses on AFS securities, including related parties, were $557 million and $1.8 billion as of September 30, 2019 and December 31, 2018, respectively. The decrease in unrealized losses was driven by the decrease in U.S. Treasury rates and credit spreads tightening during the nine months ended September 30, 2019.

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the nine months ended September 30, 2019 and 2018, we recorded $32 million and $6 million, respectively, of OTTI losses, primarily related to corporate fixed maturity securities. The annualized OTTI losses we have experienced for the nine months ended September 30, 2019 and 2018 translate into 4 basis points and 1 basis point of average invested assets.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of September 30, 2019 and December 31, 2018, 31% and 30% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	September 30, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$778	$791	3.5%	$578	$552	3.0%
Italy	6	7	0.0%	36	35	0.2%
Spain	66	70	0.3%	62	62	0.4%
Total Ireland, Italy, Greece, Spain and Portugal[1]	850	868	3.8%	676	649	3.6%
Other Europe	7,054	7,327	32.3%	6,335	6,133	33.3%
Total Europe	7,904	8,195	36.1%	7,011	6,782	36.9%
Non-U.S. North America	10,983	11,016	48.5%	9,261	8,906	48.4%
Australia & New Zealand	1,858	1,976	8.7%	1,731	1,696	9.2%
Central & South America	483	514	2.3%	448	445	2.4%
Africa & Middle East	328	355	1.6%	228	226	1.2%
Asia/Pacific	600	633	2.8%	351	345	1.9%
Total	$22,156	$22,689	100.0%	$19,030	$18,400	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 95.7% and 93.9% of these securities are investment grade by NAIC designation as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, 10% of our fixed maturity securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 21% were invested in securities of other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $868 million and $649 million as of September 30, 2019 and December 31, 2018, respectively, of exposure in these countries.

As of September 30, 2019, we held United Kingdom and Channel Islands AFS securities of $2.7 billion, or 3.7% of our AFS securities, including related parties. As of September 30, 2019, these securities were in a net unrealized gain position of $67 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.7 billion and $2.2 billion as of September 30, 2019 and December 31, 2018, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$2,673	18.9%	$2,221	20.9%
Retail	2,167	15.3%	1,660	15.6%
Hotels	1,028	7.3%	1,040	9.8%
Industrial	1,382	9.8%	1,196	11.2%
Apartment	1,749	12.4%	791	7.4%
Other commercial[1]	702	5.0%	389	3.7%
Total net commercial mortgage loans	9,701	68.7%	7,297	68.6%
Residential loans	4,417	31.3%	3,334	31.4%
Total mortgage loans, net of allowances	$14,118	100.0%	$10,631	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $14.1 billion and $10.6 billion as of September 30, 2019 and December 31, 2018, respectively. This included $2.0 billion and $2.1 billion of mezzanine mortgage loans as of September 30, 2019 and December 31, 2018, respectively. The increase in mortgage loans is mainly driven by attractive risk and return investments in both CML and RML during the period. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2019 and December 31, 2018, we had $64 million and $48 million, respectively, of mortgage loans that were 90 days past due, of which $30 million and $15 million, respectively, were in the process of foreclosure.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

For the nine months ended September 30, 2019 and the year ended December 31, 2018, we had not recorded any new specific loan valuation allowances. For each of the nine months ended September 30, 2019 and 2018, we recorded $0 million of impairments through net income. We have established a general and specific loan valuation allowance in the aggregate amount of $2 million as of each of September 30, 2019 and December 31, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our consolidated VIE positions:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Trading securities	$19	2.9%	$35	4.9%
Equity securities	6	0.9%	50	7.0%
Investment funds	619	93.6%	624	87.7%
Cash and cash equivalents	3	0.5%	2	0.3%
Other assets	14	2.1%	1	0.1%
Total assets of consolidated VIEs	$661	100.0%	$712	100.0%

Liabilities of consolidated VIEs
Other liabilities	$1	100.0%	$1	100.0%
Total liabilities of consolidated VIEs	$1	100.0%	$1	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party positions of our non-consolidated VIEs and investment funds owned by consolidated VIEs:

	September 30, 2019		December 31, 2018[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$254	6.2%	$215	6.0%
Credit funds	161	3.9%	172	4.8%
Private equity	231	5.7%	253	7.1%
Real assets	65	1.6%	56	1.6%
Natural resources	1	0.0%	4	0.1%
Other	—	—%	3	0.1%
Total investment funds	712	17.4%	703	19.7%
Investment funds – related parties
Differentiated investments
AmeriHome	469	11.5%	463	13.0%
Catalina	270	6.6%	233	6.5%
Athora	127	3.1%	105	3.0%
Venerable	94	2.3%	92	2.6%
Other	218	5.3%	196	5.5%
Total differentiated investments	1,178	28.8%	1,089	30.6%
Real estate	721	17.6%	497	14.0%
Credit funds	378	9.2%	316	8.9%
Private equity	69	1.7%	18	0.5%
Real assets	155	3.8%	145	4.1%
Natural resources	162	4.0%	104	2.9%
Public equities	100	2.4%	63	1.8%
Total investment funds – related parties	2,763	67.5%	2,232	62.8%
Investment funds owned by consolidated VIEs
MidCap	556	13.6%	553	15.5%
Real estate	44	1.1%	30	0.8%
Real assets	19	0.4%	41	1.2%
Total investment funds owned by consolidated VIEs	619	15.1%	624	17.5%
Total investment funds, including related parties and funds owned by consolidated VIEs	$4,094	100.0%	$3,559	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.

Overall, the total investment funds, including related party and consolidated VIEs, were $4.1 billion and $3.6 billion, respectively, as of September 30, 2019 and December 31, 2018. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC and Lincoln. As of September 30, 2019, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income. The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses). Although we do not directly control the underlying investments in the funds withheld at interest, in each instance the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$17	0.1%	$77	0.3%
U.S. state, municipal and political subdivisions	488	1.7%	563	2.0%
Foreign governments	179	0.6%	145	0.5%
Corporate	15,143	52.5%	16,267	56.9%
CLO	2,470	8.6%	1,990	7.0%
ABS	2,142	7.4%	1,601	5.6%
CMBS	749	2.6%	575	2.0%
RMBS	1,619	5.6%	1,876	6.6%
Equity securities	230	0.8%	66	0.2%
Mortgage loans	4,508	15.6%	3,815	13.3%
Investment funds	745	2.6%	660	2.3%
Derivative assets	188	0.6%	77	0.3%
Short-term investments	107	0.4%	641	2.2%
Cash and cash equivalents	405	1.4%	455	1.6%
Other assets and liabilities	(150)	(0.5)%	(208)	(0.8)%
Total funds withheld at interest including related party	$28,840	100.0%	$28,600	100.0%

As of September 30, 2019 and December 31, 2018, we held $28.8 billion and $28.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 95.1% and 96.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2019 and December 31, 2018, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Invested Assets

The following summarizes our invested assets:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Invested Asset Value[1]	Percent of Total	Invested Asset Value[1]	Percent of Total
Corporate	$59,310	49.0%	$55,772	50.2%
CLO	10,234	8.4%	8,275	7.5%
Credit	69,544	57.4%	64,047	57.7%
RMBS	8,537	7.0%	9,814	8.9%
Mortgage loans	18,514	15.3%	14,423	13.0%
CMBS	3,383	2.8%	3,018	2.7%
Real estate	30,434	25.1%	27,255	24.6%
ABS	8,935	7.4%	7,706	6.9%
Alternative investments	5,522	4.6%	4,492	4.1%
State, municipal, political subdivisions and foreign government	2,267	1.9%	2,122	1.9%
Equity securities	515	0.4%	467	0.4%
Short-term investments	623	0.5%	765	0.7%
U.S. government and agencies	53	0.0%	134	0.1%
Other investments	17,915	14.8%	15,686	14.1%
Cash and equivalents	2,041	1.7%	2,881	2.6%
Policy loans and other	1,206	1.0%	1,165	1.0%
Total invested assets	$121,140	100.0%	$111,034	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of invested assets.

Our total invested assets were $121.1 billion and $111.0 billion as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, our total invested assets were mainly comprised of 49.0% of corporate securities, 25.6% of structured securities, 15.3% of mortgage loans and 4.6% of alternative investments. Corporate securities included $15.9 billion of private placements, which represented 13.1% of our total invested assets. The increase in total invested assets as of September 30, 2019 from December 31, 2018 was primarily driven by strong growth in deposits which exceeded liability outflows, investment of proceeds from our preferred stock issuances and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alternative Investments

The following summarizes our alternative investments:

	September 30, 2019		December 31, 2018
(In millions, except percentages)	Invested Asset Value	Percent of Total	Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$574	10.4%	$568	12.6%
MidCap	556	10.1%	553	12.3%
Catalina	270	4.9%	232	5.2%
Venerable	94	1.7%	92	2.1%
Other	210	3.8%	229	5.1%
Total differentiated investments	1,704	30.9%	1,674	37.3%
Real estate	1,311	23.7%	1,015	22.6%
Credit	1,118	20.3%	537	11.9%
Private equity	326	5.9%	279	6.2%
Real assets	311	5.6%	276	6.2%
Natural resources	62	1.1%	55	1.2%
Other	47	0.9%	4	0.1%
Total Retirement Services alternative investments	4,879	88.4%	3,840	85.5%
Corporate and Other
Athora	138	2.5%	130	2.9%
Credit	138	2.5%	203	4.5%
Natural resources	266	4.8%	213	4.8%
Public equities[1]	101	1.8%	100	2.2%
Other	—	—%	6	0.1%
Total Corporate and Other alternative investments	643	11.6%	652	14.5%
Total alternative investments	$5,522	100.0%	$4,492	100.0%

1 As of September 30, 2019, public equities is exclusively comprised of an investment in OneMain Holdings, Inc. (ticker: OMF).

Alternative investments were $5.5 billion and $4.5 billion as of September 30, 2019 and December 31, 2018, respectively, representing 4.6% and 4.1% of our total invested assets portfolio as of September 30, 2019 and December 31, 2018, respectively.

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

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in alternative investments. Two of our largest alternative investments are in asset originators, MidCap and AmeriHome, both of which, from time to time, provide us with access to assets for our investment portfolio.

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

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which had a carrying value of $556 million and $553 million as of September 30, 2019 and December 31, 2018, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 14.90% and 18.23% for the three months ended September 30, 2019 and 2018, respectively, and 13.32% and 14.86% for the nine months ended September 30, 2019 and 2018, respectively. Alternative investment income from CoInvest VII was $21 million and $25 million for the three months ended September 30, 2019 and 2018, respectively, and $56 million and $62 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Our alternative investment in A-A Mortgage had a carrying value of $574 million and $568 million as of September 30, 2019 and December 31, 2018, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 14.03% and 14.66% for the three months ended September 30, 2019 and 2018, respectively, and 13.90% and 13.52% for the nine months ended September 30, 2019 and 2018, respectively. Alternative investment income from A-A Mortgage was $20 million and $21 million for the three months ended September 30, 2019 and 2018, respectively, and $59 million and $55 million for the nine months ended September 30, 2019 and 2018, respectively.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the carrying value of these securities is minor, such securities have resulted in volatility in our statements of income in recent periods. As of September 30, 2019 and December 31, 2018, we indirectly held public equity positions of $101 million and $100 million, respectively. As of September 30, 2019 and December 31, 2018, we held approximately 2.8 million shares of OneMain with a market value of $101 million and $63 million, respectively. As of December 31, 2018, we held approximately 5.5 million shares of Caesars, with a market value of $37 million. Caesars was held indirectly through our investment in AAA Investment (Co Invest VI), L.P. (CoInvest VI). In the first quarter of 2019, CoInvest VI sold its remaining shares of Caesars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income available to common shareholders is included in the Consolidated Results of Operations section.

The reconciliation of shareholders’ equity to adjusted common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio, adjusted ROE and adjusted operating ROE, is as follows:

(In millions)	September 30, 2019	December 31, 2018
Total shareholders’ equity	$13,545	$8,276
Less: Preferred stock	1,172	—
Total common shareholders’ equity	12,373	8,276
Less: AOCI	2,442	(472)
Less: Accumulated change in fair value of reinsurance assets	727	(75)
Total adjusted common shareholders’ equity	$9,204	$8,823

Segment adjusted common shareholders’ equity
Retirement Services	$7,494	$7,807
Corporate and Other	1,710	1,016
Total adjusted common shareholders’ equity	$9,204	$8,823

The reconciliation of average shareholders’ equity to average adjusted common shareholders’ equity, which is included in adjusted ROE and adjusted operating ROE is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Average shareholders’ equity	$12,955	$8,720	$10,911	$9,077
Less: Average preferred stock	1,006	—	586	—
Less: Average AOCI	2,101	90	985	741
Less: Average accumulated change in fair value of reinsurance assets	683	(10)	326	65
Average adjusted common shareholders’ equity	$9,165	$8,640	$9,014	$8,271

Segment average adjusted common shareholders’ equity
Retirement Services	$7,598	$6,537	$7,651	$6,130
Corporate and Other	1,567	2,103	1,363	2,141
Average adjusted common shareholders’ equity	$9,165	$8,640	$9,014	$8,271

The reconciliation of net income available to Athene Holding Ltd. common shareholders to adjusted net income available to AHL common shareholders, which is included in adjusted ROE is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
Net income available to Athene Holding Ltd. common shareholders	$276	$623	$1,704	$1,157
Change in fair value of reinsurance assets	(88)	43	(802)	192
Adjusted net income available to AHL common shareholders	$188	$666	$902	$1,349

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,070	3.60%	$1,070	4.30%	$3,297	3.80%	$2,883	4.39%
Change in fair value of reinsurance assets	199	0.67%	52	0.20%	492	0.57%	169	0.26%
Net VIE earnings	23	0.08%	39	0.16%	68	0.08%	55	0.08%
Alternative income gain (loss)	6	0.02%	(14)	(0.06)%	13	0.01%	(14)	(0.02)%
Held for trading amortization and other	(6)	(0.02)%	(21)	(0.08)%	(30)	(0.03)%	(65)	(0.10)%
Total adjustments to arrive at net investment earnings/earned rate	222	0.75%	56	0.22%	543	0.63%	145	0.22%
Total net investment earnings/earned rate	$1,292	4.35%	$1,126	4.52%	$3,840	4.43%	$3,028	4.61%

Retirement Services	$1,264	4.31%	$1,108	4.55%	$3,756	4.38%	$2,957	4.63%
Corporate and Other	28	7.28%	18	3.51%	84	8.92%	71	3.86%
Total net investment earnings/earned rate	$1,292	4.35%	$1,126	4.52%	$3,840	4.43%	$3,028	4.61%

Retirement Services average invested assets	$117,338		$97,500		$114,391		$85,163
Corporate and Other average invested assets	1,567		2,103		1,262		2,473
Consolidated average invested assets	$118,905		$99,603		$115,653		$87,636

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$801	2.73%	$742	3.04%	$3,411	3.98%	$1,115	1.75%
Interest credited other than deferred annuities and institutional products	63	0.21%	14	0.06%	168	0.19%	30	0.05%
FIA option costs	282	0.96%	231	0.95%	840	0.98%	611	0.96%
Product charges (strategy fees)	(31)	(0.10)%	(25)	(0.10)%	(88)	(0.10)%	(70)	(0.11)%
Reinsurance embedded derivative impacts	14	0.05%	29	0.12%	43	0.05%	35	0.05%
Change in fair value of embedded derivatives – FIAs	(560)	(1.91)%	(546)	(2.24)%	(2,739)	(3.19)%	(603)	(0.94)%
Negative VOBA amortization	9	0.03%	5	0.02%	28	0.03%	22	0.03%
Other changes in interest sensitive contract liabilities	(2)	(0.01)%	3	0.01%	(5)	(0.01)%	3	0.00%
Total adjustments to arrive at cost of crediting	(225)	(0.77)%	(289)	(1.18)%	(1,753)	(2.05)%	28	0.04%
Retirement Services cost of crediting	$576	1.96%	$453	1.86%	$1,658	1.93%	$1,143	1.79%

Retirement Services cost of crediting on deferred annuities	$453	1.98%	$395	1.98%	$1,345	1.98%	$988	1.93%
Retirement Services cost of crediting on institutional products	123	3.68%	58	3.54%	313	3.71%	155	3.29%
Retirement Services cost of crediting	$576	1.96%	$453	1.86%	$1,658	1.93%	$1,143	1.79%

Retirement Services average invested assets	$117,338		$97,500		$114,391		$85,163
Average account value on deferred annuities	91,467		79,673		90,638		68,421
Average institutional reserve liabilities	13,320		6,608		11,200		6,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
GAAP benefits and expenses	$4,222	$1,897	$11,062	$4,067
Premiums	(2,605)	(526)	(5,304)	(1,535)
Product charges	(135)	(119)	(392)	(321)
Other revenues	(6)	(10)	(27)	(22)
Cost of crediting	(280)	(193)	(775)	(497)
Change in fair value of embedded derivatives – FIA, net of offsets	(497)	(768)	(2,574)	(939)
DAC, DSI and VOBA amortization related to investment gains and losses	(151)	28	(505)	74
Rider reserves related to investment gains and losses	(9)	1	(61)	8
Policy and other operating expenses, excluding policy acquisition expenses	(130)	(98)	(350)	(293)
AmerUs closed block fair value liability	(46)	8	(158)	98
Other	(5)	1	(3)	9
Total adjustments to arrive at other liability costs	(3,864)	(1,676)	(10,149)	(3,418)
Other liability costs	$358	$221	$913	$649

Retirement Services	$358	$221	$913	$649
Corporate and Other	—	—	—	—
Consolidated other liability costs	$358	$221	$913	$649

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2019	2018	2019	2018
GAAP policy and other operating expenses	$194	$158	$544	$454
Interest expense	(15)	(15)	(47)	(44)
Policy acquisition expenses, net of deferrals	(63)	(60)	(194)	(163)
Integration, restructuring and other non-operating expenses	(34)	(2)	(46)	(18)
Stock compensation expenses	(3)	(3)	(9)	(8)
Total adjustments to arrive at operating expenses	(115)	(80)	(296)	(233)
Operating expenses	$79	$78	$248	$221

Retirement Services	$67	$63	$197	$177
Corporate and Other	12	15	51	44
Consolidated operating expenses	$79	$78	$248	$221

The reconciliation of total investments, including related parties, to invested assets is as follows:

(In millions)	September 30, 2019	December 31, 2018
Total investments, including related parties	$127,101	$107,632
Derivative assets	(2,386)	(1,043)
Cash and cash equivalents (including restricted cash)	4,032	3,403
Accrued investment income	781	682
Payables for collateral on derivatives	(2,323)	(969)
Reinsurance funds withheld and modified coinsurance	(1,698)	223
VIE and VOE assets, liabilities and noncontrolling interest	669	718
Unrealized (gains) losses	(4,243)	808
Ceded policy loans	(277)	(281)
Net investment receivables (payables)	(516)	(139)
Total adjustments to arrive at invested assets	(5,961)	3,402
Total invested assets	$121,140	$111,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investment funds, including related parties and VIEs, to alternative investments within invested assets is as follows:

(In millions)	September 30, 2019	December 31, 2018
Investment funds, including related parties and VIEs	$4,094	$3,559
Nonredeemable preferred stock included in equity securities	506	—
CLO equities included in trading securities	101	125
Investment funds within funds withheld at interest	745	660
Royalties and other assets included in other investments	67	71
Net assets of the VIE, excluding investment funds	(2)	50
Unrealized (gains) losses and other adjustments	11	27
Total adjustments to arrive at alternative investments	1,428	933
Alternative investments	$5,522	$4,492

The reconciliation of total liabilities to reserve liabilities is as follows:

(In millions)	September 30, 2019	December 31, 2018
Total liabilities	$130,657	$117,229
Long-term debt	(992)	(991)
Derivative liabilities	(46)	(85)
Payables for collateral on derivatives	(2,323)	(969)
Funds withheld liability	(768)	(721)
Other liabilities	(1,708)	(888)
Liabilities of consolidated VIEs	(1)	(1)
Reinsurance ceded receivables	(5,697)	(5,534)
Policy loans ceded	(277)	(281)
Other	(20)	(27)
Total adjustments to arrive at reserve liabilities	(11,832)	(9,497)
Total reserve liabilities	$118,825	$107,732

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of September 30, 2019 was $58.4 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.0 billion revolving credit facility, which was undrawn as of September 30, 2019 and had a remaining term of more than a year. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

•	we hold enough cash, cash equivalents and other discounted liquid limit assets to cover 12 months of AHL’s and Athene USA’s projected obligations, including debt servicing costs:

▪	minimum of 50% of expenses and 100% of debt servicing to be held in cash and cash equivalents at AHL operating accounts

▪	minimum of 50% of any required AHL – Athene USA inter-company loan commitments to be held in cash and cash equivalents by AHL

▪	dividends from ALRe sufficient to support the ongoing operations of AHL must be available under moderate and substantial stress scenarios

▪
for purposes of administering this test, liquid limit assets are discounted by 25% and include public corporate bonds rated A- or above, liquid ABS (defined as prime auto, auto floorplan, Tier 1 subprime auto, auto lease, prime credit cards, equipment lease or utility stranded assets); RMBS with weighted average lives less than three years rated A- or above and CMBS with weighted average lives less than three years rated AAA- or above; and

•
we seek to maintain sufficient capital and surplus at ALRe to meet the following collateral and capital maintenance calls under a substantial stress event, such as the failure of a major financial institution (Lehman event):

▪	collateral calls from modco and third-party reinsurance contracts

▪	Athene Annuity Re Ltd. (AARe) capital maintenance calls arising from AARe collateral calls from modco reinsurance contracts; and

▪	U.S. regulated entity capital maintenance calls from nonmodco activity.

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums), investment income, principal repayments on our investments, and net transfers from separate accounts and financial product deposits. Uses of cash include investment purchases, payments to policyholders for surrenders and withdrawals, maturity payments on funding agreements, policy acquisition costs, preferred stock dividend payments and general operating costs.

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2019 and December 31, 2018, approximately 77% and 78%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2019 and December 31, 2018, approximately 64% and 65%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. There were no outstanding borrowings under these arrangements as of September 30, 2019 or December 31, 2018.

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2019 and December 31, 2018, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $1.2 billion and $926 million, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2019, the total maximum borrowings under the FHLB facility were limited to $18.7 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of September 30, 2019 we had the ability to draw up to a total of approximately $1.7 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2019	2018
Net income	$1,721	$1,157
Payment at inception of reinsurance agreements, net	—	(394)
Non-cash revenues and expenses	264	380
Net cash provided by operating activities	1,985	1,143
Sales, maturities and repayments of investments	11,763	12,818
Purchases of investments	(19,543)	(18,821)
Deconsolidation of Athora Holding Ltd.	—	(296)
Other investing activities	521	245
Net cash used in investing activities	(7,259)	(6,054)
Deposits on investment-type policies and contracts	8,879	7,011
Withdrawals on investment-type policies and contracts	(4,846)	(4,254)
Net change in cash collateral posted for derivative transactions	1,354	(8)
Net proceeds and repayments of debt	—	998
Issuance of preferred stock, net of expenses	1,172	—
Preferred stock dividends	(17)	—
Repurchase of common stock	(548)	(5)
Other financing activities	(90)	115
Net cash provided by financing activities	5,904	3,857
Net increase (decrease) in cash and cash equivalents[1]	$630	$(1,054)

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated VIEs.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $2.0 billion and $1.1 billion for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash provided by operating activities was primarily driven by an increase in net investment income reflecting growth in our investment portfolio and an increase in PRT premiums as well as the 2018 ceding commission related to the Voya reinsurance transaction.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $7.3 billion and $6.1 billion for the nine months ended September 30, 2019 and 2018, respectively. The change in cash used in investing activities was primarily attributed to purchases of investments attributed to higher organic deposits in 2019 and the deconsolidation of Germany in 2018.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $5.9 billion and $3.9 billion for the nine months ended September 30, 2019 and 2018, respectively. The change in cash provided from financing activities was primarily attributed to higher investment-type deposits from retail, flow reinsurance and funding agreement deposits, the change in cash collateral posted for derivative transactions driven by favorable equity market performance in 2019 and proceeds from the issuance of preferred stock, partially offset by 2018 proceeds from the issuance of debt and the repurchase of common stock in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding Company Liquidity

Dividends from Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred stock dividend payments and strategic transactions, such as acquisitions. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preference shares, depositary shares, Class A common shares, warrants and units.

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

On September 19, 2019, we issued 13,800 5.625% Fixed Rate Perpetual Non-Cumulative Preference shares, Series B, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $333 million, net of the underwriters’ discount and expenses. See Note 8 – Equity to the condensed consolidated financial statements for further information.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of September 30, 2019 and December 31, 2018, the revolving note payable had an outstanding balance of $0 million and $105 million, respectively.

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

Share Repurchase Program

In December 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A shares. In 2019, our board of directors has approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A shares, in the aggregate, for a total authorization of $1.6 billion. Pursuant to our share repurchase program, we repurchased 2.9 million and 12.8 million Class A shares for $121 million and $544 million during the three months ended September 30, 2019 and the nine months ended September 30, 2019, respectively. As of November 5, 2019, we have repurchased, in the aggregate, 22.4 million Class A shares for $927 million and have $640 million of repurchase authorization remaining.

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

There have been no material changes to our market risk exposures from those previously disclosed in the 2018 Annual Report, except as described below. The following updates and replaces the information provided in the 2018 Annual Report under the similarly titled headings:

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2019, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $158 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $72 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2018, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $199 million with an additional decrease to pre-tax income of $23 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decrease in the estimated outcome of the sensitivity analysis as of September 30, 2019 when compared to that as of December 31, 2018 was driven by the sensitivity of market value hedges and the growth in the business. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to adjusted operating income would be an increase of approximately $30 – $35 million. This is driven by an increase in investment income from floating rate assets, offset by DAC, DSI, and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “non-operating adjustments” in our reconciliation between net income available to Athene Holding Ltd. common shareholders and adjusted operating income available to common shareholders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations by Segment for the reconciliation of net income available to Athene Holding Ltd. common shareholders to adjusted operating income available to common shareholders. The impact of changing rates on these non-operating adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2019, which discussion encompasses the impact of such an increase on certain of the non-operating adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of certain legal proceedings affecting us, see Note 10 – Commitments and Contingencies – Litigation, Claims and Assessments to the condensed consolidated financial statements.

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

The NAIC and state insurance regulators, as well as the Federal Reserve and Federal Insurance Office, are currently working with the International Association of Insurance Supervisors to develop a global common framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs). If adopted, ComFrame would establish international standards for the designation of a group-wide supervisor for each IAIG and for the imposition of a group capital requirement applicable to an IAIG in addition to the current legal entity capital requirements imposed by state insurance laws and regulations. In response to ComFrame, the NAIC developed a model law that allows state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. Additionally, the NAIC is developing a group capital calculation applicable to U.S.-based insurance groups in addition to the RBC requirement that is applied on a legal entity basis. These regulatory developments may increase the amount of capital that we are required to hold and could result in us being subject to increased regulatory requirements.

The following updates and replaces, in its entirety, the similarly named risk factor included in our 2018 Annual Report:

We rely on our investment management agreements with Apollo for the management of our investment portfolio. Apollo may terminate these arrangements at any time, and there are limitations on our ability to terminate such arrangements, which may adversely affect our investment results.

We rely on Apollo to provide us with investment management services pursuant to various IMAs. Apollo relies in part on its ability to attract and retain key people, and the loss of services of one or more of the members of Apollo’s or any of its subsidiaries’ senior management could delay or prevent Apollo from fully implementing our investment strategy.

IMA Termination Rights
Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and the applicable Apollo subsidiary, on the other hand, other than on June 4, 2023 or any two-year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make any such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by the applicable Apollo subsidiary, or (ii) the fees being charged by the applicable Apollo subsidiary are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to the applicable Apollo subsidiary and the applicable Apollo subsidiary will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by the applicable Apollo subsidiary are unfair and excessive, the applicable Apollo subsidiary has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with the applicable Apollo subsidiary, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to the applicable Apollo subsidiary’s advisory business, or (ii) the applicable Apollo subsidiary’s gross negligence, willful misconduct or reckless disregard of the applicable Apollo subsidiary’s obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an event described in clause (B)(i) or (B)(ii), the applicable Apollo subsidiary shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws, an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position). The limitations on our ability to terminate the IMAs with the applicable Apollo subsidiary could have a material adverse effect on our financial condition and results of operations.

Our organizational documents give our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any IMA with the applicable Apollo subsidiary, and therefore our Independent Directors are under no obligation to make, and accordingly may exercise their discretion never to make, such a determination.

The boards of directors of AHL’s subsidiaries may terminate an IMA with the applicable Apollo subsidiary relating to the applicable AHL subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of our bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Investment Management Fees
The Fee Agreement provides for a monthly fee payable to Apollo in arrears in an amount equal to the following, to the extent not otherwise payable to Apollo pursuant to any one or more investment management or sub-advisory agreements or arrangements:

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

The base management fee covers a range of investment services that we receive from Apollo, including investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services such as investment compliance, tax, legal and risk management support, among others. Additionally, the Fee Agreement provides for a possible payment by Apollo to us, or a possible payment by us to Apollo, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of our investments that consist of Core and Core Plus assets. If more than 60% of our invested assets that are subject to the sub-allocation fees are invested in Core and Core Plus assets, we will receive a 0.025% fee reduction on the Incremental Value. If less than 50% of our invested assets that are subject to the sub-allocation fee are invested in Core and Core Plus assets, we will pay an additional fee of 0.025% on Incremental Value.

Termination by Apollo
Conversely, we may be adversely affected if Apollo elects to terminate an IMA at a time when such agreement remains advantageous to us. We depend upon Apollo to implement our investment strategy. However, Apollo does not face the restrictions described above with regard to its ability to terminate any of its agreements with us and may terminate such agreements at any time. If Apollo chooses to terminate such agreements, there is no assurance that we could find a suitable replacement or that certain of the opportunities made available to us as a result of our relationship with Apollo would be offered by a suitable replacement, and therefore our financial condition and results of operations could be adversely impacted by our failure to retain a satisfactory investment manager.

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

On January 23, 2019, we received a letter from the NYSDFS, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities undertaken by our PRT business within New York State. We have been in dialogue with the NYSDFS regarding potential changes to our PRT business practices that may be necessary to comply with New York law. Earlier this year, we were notified by the NYSDFS that, in addition to such changes in our business practices, it proposes that we enter into a settlement agreement or consent order to resolve such licensing concerns. Although we do not expect any changes in our business practices implemented as a result of our discussions with the NYSDFS to have a material adverse effect on our ability to write PRT business, it is possible such changes could have a material impact on our future growth prospects within our PRT channel. Further, such settlement agreement or consent order, if entered into, will include fines and penalties. If we are unable to enter into a settlement agreement or consent order, the ultimate resolution of this matter could have a material impact on our results of operations.

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

ALRe, ACRA and AARe (collectively, Bermuda Reinsurance Subsidiaries), as Bermuda domiciled insurers, are also required to maintain licenses. Each of our Bermuda Reinsurance Subsidiaries is licensed as a reinsurer in Bermuda. Bermuda insurance statutes and regulations and policies of the BMA require that our Bermuda Reinsurance Subsidiaries, among other things, maintain a minimum level of capital and surplus; satisfy solvency standards; restrict dividends, distributions and reductions of capital; obtain prior approval or provide notification to the BMA, as the case may be, of ownership, transfer and disposition of shareholder controller shares; maintain a head office and have certain officers resident in Bermuda; appoint and maintain a principal representative in Bermuda; and provide for the performance of certain periodic examinations of itself and its financial condition. A failure to meet these conditions may result in the suspension or revocation of a Bermuda Reinsurance Subsidiary’s license to do business as a reinsurance company in Bermuda, which would mean that such Bermuda Reinsurance Subsidiary would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. Any such suspension or revocation of a Bermuda Reinsurance Subsidiary’s license would negatively impact its and our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

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

In addition, we have made estimates regarding the effective tax rate we expect to experience, which takes into account the impacts of federal income tax and the BEAT. The determination of each such figure, or range of figures, involves numerous estimates and assumptions, including estimates and assumptions regarding our BEAT calculations. Such estimates and assumptions may prove incorrect. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future effective tax rate may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

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

AHL and ALRe are U.K. tax residents and expect to qualify for the benefits of the U.K. Treaty because AHL’s Class A common shares are listed and regularly traded on the NYSE. ACRA is also a U.K tax resident and expects to qualify for the benefits of the U.K. Treaty by reason of satisfying an ownership and base erosion test. Accordingly, AHL, ALRe and ACRA are expected to qualify for exemptions from, or reduced rates of, U.S. tax on certain amounts that are from U.S. sources or connected with a U.S. trade or business, provided that they satisfy all of the requirements of the U.K. Treaty. However, there can be no assurances that AHL, ALRe and ACRA will continue to qualify for treaty benefits, particularly given the potential implications of the Bermuda Economic Substance Act 2018, or will not have a U.S. permanent establishment to which their income is attributable. If AHL, ALRe or ACRA fails to qualify for treaty benefits or has a U.S. permanent establishment to which its income is attributable, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended September 30, 2019 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1,2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
July 1 – July 31, 2019	454,963	$42.34	454,860	$75,000,025
August 1 – August 31, 2019	548,754	$39.08	548,754	$403,552,606
September 1 – September 30, 2019	1,889,877	$42.52	1,889,877	$323,195,285

[1] Differences in amounts between column (a) and (c) relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

2 On December 10, 2018, we announced that our board of directors had approved an authorization for the repurchase of up to $250 million of our Class A shares (Previous Authorization). On May 7, 2019, we announced that our board of directors had approved an authorization for the repurchase of up to $350 million of our Class A shares, inclusive of the remaining shares authorized for repurchase under the Previous Authorization. On June 10, 2019, we announced that our board of directors had approved an additional $120 million authorization for the repurchase our Class A shares. On August 5, 2019, we announced that our board of directors had approved an additional $350 million authorization for the repurchase of our Class A shares. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A shares. None of the authorizations have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 8 – Equity to the condensed consolidated financial statements for more information.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Certificate of Designations of 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 19, 2019)

4.2
Form of Share Certificate evidencing 5.625% Fixed Rate Perpetual Non-Cumulative Preference Share, Series B (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 19, 2019)

4.3
Deposit Agreement, dated September 19, 2019, between the Company and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on September 19, 2019)

4.4	Form of Depositary Receipt (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on September 19, 2019)
10.1	Master Framework Agreement, dated as of September 11, 2019, by and between Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Life Re Ltd.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: November 5, 2019	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)