Form 10-K
period 2019-12-31
Athene Holding Ltd
filed 2020-02-20
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Bermuda		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
96 Pitts Bay Road
Pembroke, HM 08, Bermuda
(441) 279-8400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common shares, par value $0.001 per share	ATH	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A	ATHPrA	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
5.625% Fixed Rate Perpetual Non-Cumulative Preference Share, Series B	ATHPrB	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.4 billion. For purposes of this calculation, we define affiliates as directors, executive officers and shareholders possessing greater than 10% of our aggregate voting power. Class B and Class M common shares are excluded from this calculation.

The number of shares of each class of our common stock outstanding is set forth in the table below, as of January 31, 2020:

Class A common shares	143,296,155	Class M-2 common shares	841,011
Class B common shares	25,381,321	Class M-3 common shares	1,000,000
Class M-1 common shares	3,263,890	Class M-4 common shares	3,948,905
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2020 Annual General Meeting of Shareholders to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	198

As used in this Annual Report on Form 10-K (report), unless the context otherwise indicates, any reference to “Athene,” “our Company,” “the Company,” “us,” “we” and “our” refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to “AHL” refers to Athene Holding Ltd. only.

Forward-Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “seek,” “assume,” “believe,” “may,” “will,” “should,” “could,” “would,” “likely” and other words and terms of similar meaning, including the negative of these or similar words and terms, in connection with any discussion of the timing or nature of future operating or financial performance or other events. However, not all forward-looking statements contain these identifying words. Forward-looking statements appear in a number of places throughout and give our current expectations and projections relating to our business, financial condition, results of operations, plans, strategies, objectives, future performance and other matters.

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity and cash flows may differ materially from those made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Item 1A. Risk Factors. Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;

•	interest rate and/or foreign currency fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	changes in relationships with important parties in our product distribution network;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and on the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	changes to the creditworthiness of our reinsurance and derivative counterparties;

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

•
the termination by Apollo Global Management, Inc. (AGM) or any of its subsidiaries (collectively, AGM together with its subsidiaries, Apollo) of its investment management agreements with us and limitations on our ability to terminate such arrangements;

•	Apollo’s dependence on key executives and inability to attract qualified personnel;

•	the accuracy of our estimates regarding the future performance of our investment portfolio;

•	increased regulation or scrutiny of alternative investment advisers and certain trading methods;

•
potential changes to regulations affecting, among other things, transactions with our affiliates, the ability of our subsidiaries to make dividend payments or distributions to AHL, acquisitions by or of us, minimum capitalization and statutory reserve requirements for insurance companies and fiduciary obligations on parties who distribute our products;

•	the failure to obtain or maintain licenses and/or other regulatory approvals as required for the operation of our insurance subsidiaries;

•	increases in our tax liability resulting from the Base Erosion and Anti-Abuse Tax (BEAT);

•
improper interpretation or application of Public Law no. 115-97, the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) or subsequent changes to, clarifications of or guidance under the Tax Act that is counter to our interpretation and has retroactive effect;

•	AHL or any of its non-United States (U.S.) subsidiaries becoming subject to U.S. federal income taxation;

•	adverse changes in U.S. tax law;

•	our being subject to U.S. withholding tax under the Foreign Account Tax Compliance Act (FATCA);

•	changes in our ability to pay dividends or make distributions;

•	our failure to obtain approval of the share exchange transaction with Apollo by our shareholders or regulators;

•	our failure to recognize the benefits expected to be derived from the share exchange transaction with Apollo;

•	unexpected difficulties or expenditures related to the share exchange transaction with Apollo;

•	the failure to achieve the economic benefits expected to be derived from the ACRA capital raise or future ACRA capital raises; and

•	other risks and factors listed under Item 1A. Risk Factors and those discussed elsewhere in this report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA	AP Alternative Assets, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Athene Asset Management LLC, now known as Apollo Insurance Solutions Group LLC
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ACRA 1A	Athene Co-Invest Reinsurance Affiliate 1A Ltd., a Bermuda reinsurance subsidiary
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group
(1) Apollo, (2) the AAA Investor, (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer of AGM whom AGM designates, in a written notice delivered to Athene Holding Ltd., as a member of the Apollo Group for purposes of Athene Holding Ltd.’s bye-laws and (6) any affiliate of any of the foregoing (except that Athene, Athene employees, and ISG employees are not members of the Apollo Group)

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

DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets
The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated

IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities
Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods

Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments

Term or Acronym	Definition
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets
The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest

Net investment earned rate	Income from our invested assets divided by the average invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities
The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest

Other liability costs
Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues

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

PART I

Item 1. Business

Item 1.    Business

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our strategic relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo provides us with access to Apollo’s investment professionals around the world as well as Apollo’s global asset management infrastructure across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our U.S. subsidiaries’ headquarters located in Iowa.

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

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our U.S. and Bermuda operations, which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure fixed indexed annuities (FIA), multi-year guaranteed annuities (MYGA), traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our funding agreement activities and our pension risk transfer (PRT) operations are included in our Retirement Services segment. Corporate and Other includes certain other operations related to our corporate activities, including corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. Additionally, prior to 2018, Corporate and Other included our former German operations. In Corporate and Other we also hold strategic capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

We believe we hold a sufficient amount of capital in our Retirement Services segment to support our core operating strategies and to maintain or improve our current ratings as well as our risk appetite based on our internal capital and risk models. Our excess capital is currently allocated to our Corporate non-reportable segment and may fluctuate depending on the mix of both our assets and our liabilities as well as our growth and investment in our organic and inorganic channels. We view this excess as strategic capital, which we expect to deploy for future growth opportunities. We further expect our excess capital position to contribute to ratings improvements over time. We manage our capital to levels which we believe would remain consistent with our current ratings in a recessionary environment. In addition to the excess capital that we hold, we have untapped debt capacity and uncalled capital commitments at Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A, and together with its subsidiaries, ACRA), each of which may be used to capitalize on future growth opportunities. See –Capital for further discussion.

We have developed organic and inorganic channels to address the retirement services market and grow our assets and liabilities. By focusing on the retirement services market, we believe that we will benefit from several demographic and economic trends, including the increasing number of retirees in the U.S. and the lack of tax advantaged alternatives for people trying to save for retirement. To date, most of the products that we have sold or acquired have been fixed annuities, which offer people saving for retirement a product that is tax advantaged, has a minimum guaranteed rate of return or minimum cash value and provides protection against investment loss.

Within our organic channels, we have focused on developing a diverse suite of products that allow us to meet our risk and return profiles, even in today’s low rate environment. Our organic channels currently include: (1) retail, from which we provide retirement solutions to our policyholders primarily through independent marketing organizations (IMOs), banks and broker-dealers; (2) flow reinsurance, through which we partner with insurance companies to improve their product offerings and enhance their financial results; and (3) institutional, which includes funding agreements and PRT transactions. Our inorganic channel, comprised of acquisitions and block reinsurance, has contributed significantly to our growth, and we expect that it will continue to be an important source of growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions, which makes us a competitive counterparty for acquisitions and block reinsurance transactions. In conjunction with Apollo, we are able to provide bespoke solutions to insurance companies seeking to restructure their businesses. We are highly selective in the transactions we pursue, ultimately closing only those that are well aligned with our core competencies and pricing discipline.

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

Relationship with Apollo

We have a strategic relationship with Apollo which allows us to leverage the scale of its asset management platform. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. We expect our strategic relationship with Apollo to continue for the foreseeable future. For purposes of our bye-laws, the Apollo Group consists of (1) Apollo, (2) the AAA Guarantor – Athene, L.P. (AAA Investor), (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer of AGM whom AGM designates, in a written notice delivered to us, as a member of the Apollo Group for purposes of AHL’s Bye-laws (which designation shall remain in effect until such designee ceases to be an executive officer of AGM) and (6) any affiliate of any of the foregoing (except that none of Athene, Athene’s employees or employees of Apollo Insurance Solutions Group LLC (ISG, formerly Athene Asset Management LLC (AAM)) are members of the Apollo Group). For avoidance of doubt, for purposes of our bye-laws, any person managed by AGM or by one or more of AGM’s subsidiaries pursuant to a managed account agreement (or similar arrangement) without AGM or by one or more of AGM’s subsidiaries controlling such person as a general partner or managing member shall not be part of the Apollo Group.

The Apollo Group currently has 45% of, and is expected to continue to have a significant portion of, the total voting power of AHL and six of our fifteen directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also the Chief Executive Officer of ISG, our investment manager and a subsidiary of AGM. Further, our bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions, including the interest held by the Apollo Group). See Item 1A. Risk Factors–Risks Relating to Investment in Our Class A Common Shares–The interest of the Apollo Group, which currently controls 45% of, and is expected to continue to control a significant portion of, the total voting power of AHL and holds a number of the seats on our board of directors, may conflict with that of other shareholders and could make it more difficult for you and other shareholders to influence significant corporate decisions and Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 27, 2019, we entered into a transaction agreement (Transaction Agreement) with AGM and certain of its affiliates which collectively comprise the Apollo Operating Group (AOG), pursuant to which we agreed to sell Class A common shares to the AOG in exchange for AOG units and cash (Share Exchange). We also granted to AOG and another AGM affiliate certain other rights, including the right to purchase additional Class A common shares at a later time, subject to certain conditions. Further, in connection with the transaction, certain of our executive officers entered into a voting agreement, pursuant to which such executive officers irrevocably appointed an AGM affiliate as their proxy and attorney-in-fact to vote all of their Class A common shares at any meeting of our shareholders or in connection with any written consent of our shareholders following the closing of the transaction. Completion of the Share Exchange and associated transactions is expected to result in the elimination of our multi-class common share structure and better alignment of Apollo’s voting rights with its economic interests. See Note 14 – Related Parties – Other Related Party Transactions – Apollo Share Exchange and Related Transactions to the consolidated financial statements for further discussion.

Item 1.    Business

Growth Strategy
The key components of our long-term growth strategy are as follows:

•
Expand Our Organic Distribution Channels. We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels. These organic channels generally allow us to adjust our product mix to originate liabilities that meet our return targets in diverse market environments.

We expect our retail channel to continue to benefit from our improving credit profile, strong financial position, suite of capital efficient products and product design capabilities. We believe that this should support growth in sales at our desired cost of crediting through increased volumes in each of our existing retail channels, including via expanding our small to mid-sized bank and broker-dealer network. However, we do not seek to achieve volume growth at the expense of profitability. As a result, we respond to adjust our retail pricing more rapidly for changes in asset yields than do many of our peers. In an economic environment characterized by declining asset yields, our products may be less competitive than those of our peers and in the short-term, we may experience reduced sales volumes.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, and as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We expect our improving credit profile and growing reputation as a valuable reinsurance counterparty will enable us to attract additional flow reinsurance partners. Similar to our retail channel, we do not seek to achieve volume growth at the expense of profitability and therefore tend to respond rapidly to adjust our pricing for changes in asset yields than do many of our peers.

We expect to grow our institutional channel by continuing to engage in opportunistic issuances of funding agreements and pursuing additional PRT transactions. We believe that our demonstrated ability to create customized solutions for PRT counterparties seeking to reduce or eliminate their exposure to pension obligations will continue to drive the positive momentum that we have seen in this channel. In addition, through the use of reinsurance arrangements, we believe that we will be able to provide similar PRT solutions to the significant PRT market that exists in the United Kingdom (UK), thereby accelerating our growth in this channel. In December 2019, we signed our inaugural UK PRT reinsurance arrangement, pursuant to which we reinsured $818 million in UK PRT obligations.

•
Pursue Attractive Inorganic Growth Opportunities. We plan to continue leveraging our expertise in sourcing and evaluating inorganic transactions to grow our business profitably. From our founding through December 31, 2019, we have grown to total assets of $146.9 billion, primarily through acquisitions and block reinsurance transactions. We believe that our demonstrated ability to successfully consummate complex transactions, as well as our relationship with Apollo, provides us with distinct advantages relative to other acquisition and block reinsurance counterparty candidates. Furthermore, we have achieved sufficient scale to provide meaningful operational synergies for the businesses and blocks of business that we acquire and reinsure, respectively. Consequently, we believe we are often sought out by companies looking to restructure their businesses.

•
Expand Our Product Offering. We seek to build products that meet our policyholders’ retirement savings objectives, such as accumulation, income and legacy planning. Our products are customized for each of the retail channels through which we distribute, including IMOs, banks and independent broker dealers, and represent innovative solutions that meet the needs of policyholders in each of these channels. We continue to release updated or new products to meet the evolving needs of policyholders. To further provide innovative solutions to policyholders, in 2019 we launched our first registered product, Amplify, an index-linked product that offers policyholders an opportunity to participate in increases in equity market indices to a greater degree than was previously available within our product portfolio, in exchange for limited risk of loss to principal due to decreases in such equity market indices. Unlike more traditional deferred annuities, as a registered product, Amplify will only be distributed through registered financial representatives, broker dealers and banks.

•
Leverage Our Unique Relationship with Apollo. We intend to continue leveraging our unique relationship with Apollo to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. For example, through our relationship with Apollo, we have access to, or the ability to partner with, Apollo’s portfolio of origination platforms, which provides us assets with higher spreads than those available in the public markets. See –Investment Management for more information regarding Apollo’s origination platforms.

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

Item 1.    Business

Finally, our relationship with Apollo has provided us with access to on-demand capital through ACRA. We believe that this capital will be instrumental to executing our growth strategy. See –Capital for additional information regarding ACRA.

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

•
Maintain Risk Management Discipline. Our risk management strategy is to proactively manage our exposure to risks associated with interest rate duration, credit risk and structural complexity of our invested assets. We address interest rate duration and liquidity risks by managing the duration of the liabilities we source with the assets we acquire through asset liability management (ALM) modeling. We assess credit risk by modeling our liquidity and capital under a range of stress scenarios. We manage the risks related to the structural complexity of our invested assets through Apollo’s modeling efforts. The goal of our risk management discipline is to be able to continue to grow and achieve profitable results across various market environments. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information.

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

	Years ended December 31,
(In millions)	2019	2018	2017
Annuities
Fixed indexed	$7,304	$29,973	$5,480
Fixed rate	3,192	5,501	873
Payout	624	1,362	129
Group annuities – PRT	6,049	2,581	2,249
Total annuities products	17,169	39,417	8,731
Funding agreements	1,301	650	3,054
Life and other (excluding German products)	37	58	84
German products	—	—	203
Gross premiums and deposits, net of ceded	18,507	40,125	12,072
Premiums and deposits attributable to ACRA noncontrolling interests	(544)	—	—
Net premiums and deposits, net of ceded and noncontrolling interests	$17,963	$40,125	$12,072

Gross premiums and deposits are comprised of all products deposits, which generally are not included in revenues on the consolidated statements of income, and premiums collected. Gross premiums and deposits include directly written business, flow reinsurance assumed as well as premiums and deposits generated from assumed block reinsurance transactions, net of those ceded through reinsurance. Net premiums and deposits includes premiums and deposits associated with our proportionate share of ACRA premiums and deposits, based on our economic ownership, but does not include the proportionate share associated with the noncontrolling interest. Organic and inorganic deposits do not correspond to the gross premiums and deposits presented above as gross premiums and deposits includes renewal deposits, annuitizations, as well as premiums and deposits from life and other products other than deferred annuities and institutional products, all of which are not included in our organic deposits.

Reserve liabilities represents our policyholder liability obligations, including liabilities assumed through reinsurance and net of liabilities ceded through reinsurance, and therefore does not correspond to interest sensitive contract liabilities, future policy benefits, dividends payable to policyholders and other policy claims and benefits as disclosed on our consolidated balance sheets. Reserve liabilities includes the reserves related to assumed modified coinsurance (modco) and funds withheld agreements to encompass the liabilities for which costs are being recognized in the consolidated statements of income. Reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of those liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. Reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but does not include the proportionate share of reserve liabilities associated with the noncontrolling interest.

Item 1.    Business

The following summarizes our reserve liabilities by product:

	December 31,
(In millions, except percentages)	2019		2018
Annuities
Fixed indexed	$73,346	64.0%	$73,224	68.0%
Fixed rate	19,481	17.0%	17,802	16.5%
Group annuities – PRT	8,230	7.2%	4,710	4.4%
Payout	6,383	5.6%	6,009	5.6%
Total annuities products	107,440	93.8%	101,745	94.5%
Funding agreements	5,107	4.4%	3,826	3.5%
Life and other	2,105	1.8%	2,161	2.0%
Total reserve liabilities	$114,652	100.0%	$107,732	100.0%

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

Registered Index-Linked Annuities

A registered index-linked annuity (RILA) is similar to an FIA in that it offers the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, a RILA has the potential for higher returns but also has the potential limited risk of loss to principal and related earnings. A RILA provides the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns. Downside protection is typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

Item 1.    Business

Fixed Rate Annuities

Fixed rate annuities include annual reset annuities and MYGAs. Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, we have the ability to change the crediting rate at our discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. After the initial crediting period, MYGAs can generally be reset annually. As of December 31, 2019, crediting rates on outstanding annual reset annuities ranged from 1% to 6% and crediting rates on outstanding MYGAs ranged from 1% to 6%. As of December 31, 2019, 41% of our fixed rate annuities were set at the guaranteed minimum crediting rate.

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

Income riders, particularly on FIAs, have become very popular among policyholders. The Life Insurance and Market Research Association (LIMRA) estimates that 53% of FIA premium for the nine months ended September 30, 2019 (the most recent period that specific market share data is currently available) included an income rider. Much of our in-force block of deferred annuities contains policies with income riders, which were sourced through retail and reinsurance operations as well as acquisitions, such as the substantial block of these policies acquired with Aviva USA Corporation (Aviva USA). Many of our in-force deferred annuities contain policies that provide GLWB. As of December 31, 2019, approximately 42% of our deferred annuities account value have rider benefits and the reserve associated with the rider benefits was 10.9% of the related account value. Of the deferred annuities sourced through our retail and flow reinsurance channels, for the year ended December 31, 2019, 14% contained participating income riders and 12% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (MVA), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy. The surrender charge of most of our products is typically between 8% and 18% of the contract value at contract inception and generally decreases by approximately one percentage point per year during the surrender charge period. The surrender charge period of our most popular products ranges from 3 to 20 years. The average surrender charge (excluding the impact of MVAs) is 6% for our deferred annuities as of December 31, 2019.

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

Group Annuities

PRT transactions usually involve a single premium group annuity contract issued to discharge certain pension plan liabilities. The group annuities that we issue are nonparticipating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. Group annuity benefits may be purchased for current, retired and/or terminated employees and their beneficiaries covered under terminating or continuing pension plans. Both immediate and deferred annuity certificates may be issued pursuant to a single group annuity contract. Immediate annuity certificates cover those retirees and beneficiaries currently receiving payments, whereas deferred annuity certificates cover those participants who have not yet begun receiving benefit payments. Immediate annuity certificates have no cash surrender rights, whereas deferred annuity certificates may include an election to receive a lump sum payment, exercisable by the participant upon either the participant achieving a specified age or the occurrence of a specified event, such as termination of the participant’s employment.

Item 1.    Business

A PRT transaction may be structured as a buyout or buy-in transaction. A buyout transaction involves the issuance by an insurer of a group annuity contract to the plan sponsor and individual annuity certificates to each plan participant, resulting in the transfer of the contractual obligation to pay pension benefits from the plan sponsor to the insurer. A buyout transaction may be a full buyout or a partial buyout. A full buyout covers all obligations outstanding under the plan and involves the termination of the plan, whereas, a partial buyout covers benefits for a subset of the plan population with the remaining plan participants continuing with the plan sponsor. A partial buyout may or may not involve a plan termination. A buy-in similarly involves the issuance of a group annuity contract to the plan sponsor, but the plan sponsor retains the contractual obligation to pay pension benefits to the plan participants and receives reimbursement from the insurer for those payments related to plan participants covered by the group annuity contract. The buy-in group annuity contract is considered a plan asset. A PRT transaction structured as a buy-in includes an option to convert to buyout at the election of the plan sponsor. Generally, a buy-in structure is selected when the plan sponsor seeks to eliminate risk but is not yet prepared to terminate the plan or recognize any adverse accounting impact that may accompany a plan termination. A buy-in contract may be surrendered at the election of the plan sponsor, subject to certain conditions, resulting in a refund to the plan sponsor in an amount determined in accordance with the group annuity contract.

We earn income on group annuities based upon the spread between the return on the assets received in connection with the PRT transaction and the cost of the pension obligations assumed. Group annuities expose us to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed our expectations.

Funding Agreements

We focus on opportunistically issuing funding agreements at attractive risk-adjusted funding costs to institutional investors. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. If the interest rate is a floating rate, it may be linked to the London Interbank Offered Rate (LIBOR), the federal funds rate or other major index. See Item 1A. Risk Factors–Risks Relating to Our Business–Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of our investment portfolio, our ability to achieve our hedging objectives and our ability to issue funding agreements bearing a floating rate of interest.

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

Athora Deconsolidation

Prior to January 1, 2018, Athora was a wholly-owned subsidiary of AHL. In order to fully capitalize on the opportunity presented by the European market, Athora raised capital as part of a private offering of its equity securities. In April 2017, Athora entered into subscription agreements pursuant to which Athora secured commitments to purchase new common shares in Athora (Athora Offering). On January 1, 2018, the Athora Offering closed and Athora called capital from all of its investors, excluding us. In connection with the closing of Athora Offering, our equity interest in Athora was exchanged for new common shares of Athora and our interest in Athora was reduced. As of December 31, 2019, we held 10% of the aggregate voting power of and 16% of the economic interest in Athora. Our interest in Athora is held as a related party investment rather than as a consolidated subsidiary.

We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK.

Item 1.    Business

Distribution Channels

We have developed four dedicated distribution channels: retail, flow reinsurance, institutional and acquisitions and block reinsurance, which support opportunistic origination across differing market environments. Additionally, we believe these distribution channels enable us to achieve stable asset growth while maintaining attractive returns.

We are diligent in setting our return targets based on market conditions and risks inherent in the products we offer and in the acquisition or block reinsurance transactions we pursue. Generally, we target mid-teen returns for sources of organic growth and mid-teen or higher returns for sources of inorganic growth. However, specific return targets are established with due consideration to the facts and circumstances surrounding each growth opportunity and may be higher or lower than those that we target more generally. Factors that we consider in establishing return targets for a given growth opportunity include, but are not limited to, the certainty of the return profile, the strategic nature of the opportunity, the size and scale of the opportunity, the alignment and fit of the opportunity with our existing business, the opportunity for risk diversification and the existence of increased opportunities for higher returns or growth. If market conditions or risks inherent in a product or transaction create return profiles that are not acceptable to us, we generally will not sacrifice our profitability merely to facilitate growth.

Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in deferred annuity products despite today’s low interest rate environment. We have developed a suite of retirement savings products, distributed through our network of approximately 50 IMOs; approximately 48,000 independent agents in all 50 states; and our growing network of 13 small and mid-sized banks and 90 regional broker-dealers. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

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

Within our flow reinsurance channel, we generally conduct third-party flow reinsurance transactions through our subsidiary, Athene Life Re Ltd. (ALRe). As a fixed annuity reinsurer, ALRe partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities that ALRe targets to reinsure include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products. ALRe only targets business consistent with our preferred liability characteristics, and as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. For various transaction-related reasons, from time to time, our U.S. insurance subsidiaries, in particular Athene Annuity & Life Assurance Company (AADE), will reinsure business from third-party ceding companies. In these instances, the respective U.S. insurance subsidiary will generally retrocede a portion of the reinsured business to Athene Annuity Re Ltd. (AARe) or ALRe.

As of December 31, 2019, we had on-going flow reinsurance and retrocession agreements involving 12 third-party cedants, for a quota share of such cedants’ new deposits, including both FIAs and MYGAs.

Institutional

Funding Agreements

We participate in an FABN program through which we may issue funding agreements to a special-purpose trust that issues marketable medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. The proceeds of the issuance of notes are used by the trust to purchase one or more funding agreements from us with matching interest and maturity payment terms. We are also a member of the Federal Home Loan Bank (FHLB) and we have issued funding agreements to the FHLB in exchange for cash advances. The following represents the aggregate principal amount of funding agreement deposits:

	Years ended December 31,
(In millions)	2019	2018	2017
FABN	$1,001	$—	$2,750
FHLB	300	650	250
Total funding agreement deposits	$1,301	$650	$3,000

As of December 31, 2019, we had funding agreements of $3.7 billion outstanding under our FABN program and $1.2 billion outstanding with the FHLB. As of February 20, 2020, we had $5.4 billion of capacity remaining under our FABN program.

Item 1.    Business

Pension Risk Transfer

Through PRT, we partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants. We have built an experienced team and continue to enhance our capabilities in this channel by, among other things, expanding into the deferred liability segment, offering a buy-in product and expanding into the UK market by reinsuring the PRT obligations of UK counterparties through our subsidiary Athene Life Re International Ltd. (ALReI). We work with advisors, brokers and consultants to source PRT transactions and design solutions that meet the needs of prospective PRT counterparties. In the U.S., we are focused on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction. In the UK, we are focused on reinsuring direct writers of medium- and large-sized deals involving retirees and/or deferred participants that are structured as PRT transactions. We entered the PRT channel during 2017 and from our entry through the year ended December 31, 2019, we had closed 16 deals involving more than 168,000 plan participants resulting in the issuance of group annuities and entry into UK PRT reinsurance arrangements in the aggregate principal amount of $10.9 billion.

We believe we have established ourselves as a trusted PRT solutions provider and expect that our experience in crafting customized PRT solutions and our improving credit profile will enable us to continue to source and execute PRT transactions. Our ability to design tailored solutions that meet the needs of our PRT counterparties was highlighted in our landmark transaction with Bristol-Myers Squibb Company (Bristol-Myers), which closed in August of 2019. Pursuant to that transaction, we provided Bristol-Myers with an innovative solution to facilitate the complete termination of its pension plan. This innovative solution involved us agreeing to provide a group annuity contract covering all obligations that remained after certain plan participants exercised their right to receive a lump sum payment in July 2019. The resulting group annuity contract covered $2.6 billion of remaining pension obligations. Further, we demonstrated our ability to deliver upon our value proposition in the UK market through our inaugural UK PRT reinsurance arrangement, pursuant to which we reinsured approximately $818 million in UK PRT obligations.

Acquisitions and Block Reinsurance

Acquisitions

Acquisitions are an important source of growth in our business. We have a proven ability to acquire businesses in complex transactions at terms favorable to us, manage the liabilities that we acquire and reinvest the associated assets. Through December 31, 2019, we have closed four acquisition transactions in the U.S.: Liberty Life Insurance Corporation (Liberty Life), Investors Insurance Corporation, Presidential Life Corporation and Aviva USA; and one acquisition transaction internationally: Delta Lloyd Deutschland AG (DLD); collectively representing reserve liabilities backed by approximately $65.9 billion in total assets (net of $9.3 billion in assets ceded through reinsurance).

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

We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as our relationship with Apollo and access to capital provide us with distinct advantages relative to other acquisition candidates.

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

Item 1.    Business

Investment Management

Investment activities are an integral part of our business and our net investment income is a significant component of our total revenues. Our investment philosophy is to invest a portion of our assets in securities that earn us incremental yield by taking liquidity risk and complexity risk and capitalizing on our long-dated and persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming solely credit risk. A cornerstone of our investment philosophy is that given the operating leverage inherent in our business, modest investment outperformance can translate to outsized return performance. For example, if we generate investment returns that exceed those of our peers by 40 basis points (net of fees), we would expect our return on equity (ROE) to exceed those of our peers by approximately 400 basis points or more, assuming consistent operating leverage of approximately 10 times. Because we have remained disciplined in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high-quality assets to generate attractive earnings.

Our differentiated investment strategy benefits from our strategic relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Apollo provides portfolio management services for substantially all of our net invested assets.

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

Apollo’s investment team and credit portfolio managers employ their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated, asset classes. We also maintain holdings in floating rate and less interest rate-sensitive investments, including collateralized loan obligations (CLO), non-agency residential mortgage-backed securities (RMBS) and various types of structured products. These asset classes permit us to earn incremental yield by assuming liquidity risk and complexity risk, rather than assuming solely credit risk.

Apollo sources assets for our investment portfolio based upon the unique characteristics of our business, including desired asset allocation and risk tolerance, and with regard to the ever-changing macroeconomic environment in which we operate. In recent years, we and Apollo have recognized that a heightened demand for investment grade marketable securities has placed substantial downward pressure on credit spreads of such securities, which adversely impacts the returns we are able to achieve on new investment purchases. Rather than increase our allocation to higher risk securities to increase yields, we have decided with Apollo to pursue the direct origination of high-quality, predominantly senior secured assets, which possess greater alpha-generating qualities than securities that would otherwise be readily available in public markets.
We believe that a greater focus on direct origination will afford us both quantitative and qualitative advantages, including eliminating the cost of intermediaries, recognizing an illiquidity premium, having direct access to diligence and having greater control over the terms of the investment. Furthermore, we believe that direct origination will often provide us with the flexibility to choose the location of the capital structure in which we invest, affording us the opportunity to select the risk/return profile that we deem optimal. By capitalizing on these advantages, we seek to increase yields on our investment portfolio while maintaining investment discipline and limiting our exposure to assets with sub-optimal risk/return characteristics. Investing in directly originated assets comports well with our investment philosophy of earning incremental spread by taking liquidity and complexity risk, rather than taking excessive credit risk.

Item 1.    Business

We and Apollo have made and are continuing to make significant investments in establishing a portfolio of asset origination platforms and investment teams across a variety of asset classes. The asset origination platforms that Apollo currently controls and/or operates and a brief description of each follows.

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

Merx Aviation is a global aircraft leasing, management and finance company based in New York and Dublin. Merx has an open mandate to invest in aviation assets, with full flexibility across the spectrum of investment scale, duration, asset type, asset age and structure. Merx targets investment opportunities that provide attractive risk-adjusted returns with downside protection from the underlying aircraft metal value and collateral package. Merx sources proprietary deal flow from its extensive aviation relationship network, composed of other lessors, airlines, private equity firms, hedge funds, aircraft asset managers, part-out shops, and original equipment manufacturers. Merx leverages its operational expertise across marketing, technical, legal, finance, and portfolio management functions to ensure performance across its owned and managed portfolio.

Apollo Net Lease Co. is a net lease origination platform focused on the acquisition of operationally-essential, triple net lease real estate assets located throughout the U.S. and is an indirect subsidiary of AGM. The platform sources, underwrites, structures and actively manages net lease real estate assets diversified by both geography and tenancy on behalf of Athene. Apollo Net Lease Co. provides access to a diverse asset base through its experienced management team and fully integrated origination platform.

Haydock Finance is an established lender focused on providing lease finance to UK-based small and medium-sized enterprises backed by business-critical hard assets. Collateral includes, among others, commercial vehicles, industrial plant & machinery and agricultural equipment. By nature of the agreements, the portfolio is granular and has a short weighted average life. For distribution, Haydock relies on a panel of approved brokers and direct sales.

Redding Ridge Asset Management (Redding Ridge) is a registered investment advisor specializing in leveraged loans and global CLO management. Redding Ridge’s primary business consists of acting as collateral manager for CLO transactions and related warehouse facilities and as holder of CLO Retention interests in both U.S. and Europe. Redding Ridge was established and seeded by AGM in response to risk retention regulations. The firm is strategically positioned with access to significant CLO management and structuring expertise, industry contacts and investor relationships. Pursuant to various service agreements with AGM, Redding Ridge is supported by top tier credit research, credit risk management, credit trading platform and other corporate / administrative services.

PK Air
PK AirFinance is a leading provider and arranger of loans secured by commercial aircraft, aircraft engines and helicopters. PK AirFinance has comprehensive origination, underwriting, and syndication lending capabilities across products and geographies. PK AirFinance’s customer base includes airlines, aircraft traders, lessors, investors and financial institutions with product expertise spanning senior secured loans, finance leases, conditional sales, loan participations, pre-delivery payment loans, and bridge loans. PK AirFinance maintains a global footprint with extensive experience in attractive emerging markets that are not core for some traditional banks. PK AirFinance employs a differentiated, asset-focused underwriting approach underpinned by EDGE (data analytics tool) and supplemented by credit underwriting and cash flow analysis.

Item 1.    Business

We opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments. Our alternative investment strategy is inherently opportunistic rather than being derived from allocating a fixed percentage of assets to the asset class and the strategy is subject to internal concentration limits. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk. In general, we target returns for alternative investments of 10% or higher on an internal rate of return basis over the expected lives of such investments.

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

Capital

As discussed previously in –Growth Strategy, we seek to achieve profitable growth that maximizes shareholder value. Executing on our growth strategy requires that we have access to adequate amounts of capital. Our deployable capital and uses thereof are set forth below.
Deployable Capital
Our deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and uncalled capital commitments from ACRA. As of December 31, 2019, we believe that we have over $6.7 billion in total excess equity capital, untapped debt capacity and uncalled ACRA commitments available to be deployed, subject, in the case of debt capacity, to market conditions and general availability.
Excess Equity Capital
Capital in excess of the amount required to support our core operating strategies is considered excess equity capital. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk and also reflects rating agencies capital model inputs and NAIC risk-based capital (RBC) requirements. As of December 31, 2019, this was consistent with an RBC ratio of approximately 370%. As of December 31, 2019, we held approximately $2.0 billion in excess equity capital.
Debt Capacity
As of December 31, 2019, our debt to capital ratio was 9.9% and our adjusted debt to capital ratio was 12.1%. Based upon an estimated peer average adjusted debt to capital ratio of approximately 25%, we believe that we have approximately $2.1 billion in untapped debt capacity that could be drawn, assuming favorable market conditions and general availability. Additionally, we expect to repay the $475 million of short-term borrowings in early 2020.
ACRA
ACRA 1A was initially formed as a wholly owned subsidiary of ALRe with the objective of raising third-party capital for the purpose of pursuing inorganic transactions, PRT transactions and certain flow reinsurance transactions (collectively, Qualifying Transactions). On September 11, 2019, ALRe entered into a framework agreement (Framework Agreement) with ACRA, in connection with which ACRA received capital commitments from ALRe and certain funds managed by AGM referred to collectively as the Apollo/Athene Dedicated Investment Program (ADIP).
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
To ensure that ACRA 1A continues to qualify for certain benefits under the income tax treaty between the U.S. and the UK (UK Treaty), the economic ownership interests of ACRA 1A may need to be adjusted. In that event, ALRe may purchase newly issued ACRA 1A shares (True-up Shares) in an amount determined by ACRA 1A. Any such purchase would cause ALRe to hold greater than 33% of the economic interests in ACRA 1A. In addition, if, following any such purchase, it is determined that ALRe’s ownership percentage may be reduced without causing ACRA 1A to fail to qualify for UK Treaty benefits, ACRA 1A may redeem all or a portion of the True-up Shares. It is likely that one or more such purchases will be necessary during the 2020 calendar year, and it is possible that one or more such redemptions may be subsequently effected.

Item 1.    Business

During a commitment period ranging from approximately three to five years, ACRA has the right to participate in substantially all Qualifying Transactions. ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements from time to time, subject to certain conditions. ACRA’s election to participate in Qualifying Transactions is determined by ACRA’s Transaction Committee, which is a committee of the board of directors of ACRA comprised of our representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, we will have the right to pursue such Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions is subject to capital requirements and other terms and conditions.
In connection with each Qualifying Transaction in which ACRA elects to participate (each, a Participating Transaction), ACRA will generally pay ALRe a fee (Wrap Fee) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 bps per year, based on a scale which increases from 10 basis points as the portion of the reserves economically attributed to ADIP increases.
In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the commitment period), ALRe or its applicable affiliate has the right (Commutation Right) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP’s ability to reject the commutation if a minimum return with respect to such Participating Transaction is not achieved. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Framework Agreement and related transaction documents), ALRe will be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.
As of December 31, 2019, ALRe and ALReI had retroceded to ACRA 100% of approximately $9.8 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions.
ACRA has a board of directors comprised of up to eleven directors (the ACRA Board). ALRe is permitted to nominate seven directors to serve on the ACRA Board: (1) one is the Chairman, (2) one is a representative of AGM, (3) one is our representative, (4) two are representatives of AGM or us and (5) two are independent directors. ADIP and its investors are permitted to nominate the other four directors to serve on the ACRA Board, at least three of which must be independent directors.
The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of us and the ACRA Transaction Committee.
As of December 31, 2019, ADIP had raised approximately $3.2 billion in capital commitments, of which $2.6 billion remained uncalled and was available to deploy into Qualifying Transactions.
Uses of Capital
There are two forms of capital deployment: (1) a payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction or the payment of cash to acquire our shares on the open market, and (2) the retention of capital pursuant to the risk based capital framework of the applicable regulatory authority and pursuant to our internal assessment of our capital needs. Currently, we deploy capital in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) opportunistically repurchasing shares and (4) retaining capital to support financial strength ratings upgrades. We generally seek returns on our capital deployment of mid-teens or higher.
Organic Growth
We deploy capital to support the organic growth of our primary business channels, including retail, flow reinsurance and institutional products. Organic growth is generally funded through our ongoing operations by capital generated from profitability and the release of capital in connection with the run-off of historical business. Capital generated through our ongoing operations in excess of that deployed into organic growth results in an incremental increase in our excess equity capital, to the extent not otherwise deployed.
Inorganic Growth
We opportunistically deploy capital in connection with block reinsurance and acquisition transactions, which may include corporate carve-outs or whole-company purchases.

Item 1.    Business

Share Repurchases
From time to time, we and our board of directors may determine it appropriate to deploy capital into repurchasing our common shares. Repurchasing undervalued common shares can be one of the most value-generative and lowest risk investments a company can make. We have implemented a share repurchase program that is intended to be opportunistic in nature, whereby repurchase activity is governed by the calculated returns achievable for shareholders based on the publicly traded value of our common shares relative to adjusted book value per share. During the year ended December 31, 2019, we deployed $827 million of capital in connection with the repurchase of our common shares. From the inception of the share repurchase program, we have repurchased 22.4 million common shares for $927 million at an average price-to-adjusted book value multiple of 0.86x.

Ratings Upgrades

As of December 31, 2019, each of our significant insurance subsidiaries is rated “A” by the three rating agencies that evaluate the financial strength of such subsidiaries. See –Financial Strength Ratings for further discussion regarding our ratings. To achieve our financial strength ratings aspirations, we may choose to retain additional capital above the level required by the rating agencies to support our operating needs. We believe there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in our financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels though lower funding costs.

Outsourcing

With regard to our U.S. business, we outsource some portion or all of each of the following functions to third-party service providers:

•	hosting of financial systems;

•	policy administration of existing policies;

•	custody;

•	information technology development and maintenance; and

•	investment management.

We closely monitor our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform higher utility functions, such as actuarial, product development and risk management. In addition, we believe an outsourcing model provides predictable pricing and service levels and operational flexibility and further allows us to benefit from technological developments that enhance our capabilities, each in a manner that we would not otherwise be able to achieve without investing more of our own capital.

For our retail annuity business, all aspects of new business, including call centers and in-force administration is handled in-house. For some closed in-force blocks of business we partner with Alliance – One Services, Inc., Concentrix Insurance Administrative Solutions Corporation and Infosys McCamish Systems, LLC to provide policy administration services. For annuities issued in support of PRT transactions, we partner with Conduent Health Administration Inc. and Alight Administration Solutions LLC to provide administration services. For information technology services, we use some providers for managed services or supplemental labor, including Tata Consulting Services Limited and UST Global Inc., and for data center, infrastructure and related services we use a combination of OneNeck (a TDS company) and State Street Global Exchange (US) LLC. for hosting, and UST Global Inc. for managed services. For investment management services, we use Apollo. We believe we have a good relationship with our principal outsource service providers.

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

Item 1.    Business

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

As of December 31, 2019, A.M. Best, Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	A.M. Best	S&P	Fitch
Athene Holding Ltd.
Issuer Credit Rating/Counterparty Credit Rating/Issuer Default Rating	bbb	BBB+	BBB+
Outlook	Positive	Stable	Stable
Athene Life Re Ltd.
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable
Athene Life Re International Ltd.
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable
Athene Annuity & Life Assurance Company
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable
Athene Annuity & Life Assurance Company of New York
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable
Athene Annuity and Life Company
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable
Athene Life Insurance Company of New York
Financial Strength Rating	A	Not Rated	Not Rated
Outlook	Stable	Not Rated	Not Rated
Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Co-Invest Reinsurance Affiliate 1B Ltd.
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable
Athene Co-Invest Reinsurance Affiliate International Ltd.
Financial Strength Rating	A	A	A
Outlook	Stable	Stable	Stable

Rating Agency	Financial Strength Rating Scale	Senior Unsecured Notes Credit Rating Scale
A.M. Best[1]	“A++” to “S”	“aaa” to “rs”
S&P2	“AAA” to “R”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”

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

Item 1.    Business

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

We face competition in the FIA market from traditional insurance carriers such as Allianz Life Insurance Company of North America (Allianz), American International Group Companies (AIG) and American Equity Investment Life Insurance Company. Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, cost, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. See Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition–Competition for a discussion of our ranking and market share within the FIA market and the fixed annuity market more broadly.

Reinsurance markets are highly competitive, as well as cyclical by product and market. As a reinsurer, ALRe competes on the basis of many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas and distribution channels. ALRe’s competition includes other insurance and reinsurance companies, such as Reinsurance Group of America, Incorporated and Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic).

We face strong competition within our institutional channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs, such as MetLife, Inc. (MetLife) and New York Life Insurance Company. Within the funding agreement market, we compete primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, we compete with other insurers that offer such annuities, such as MetLife and Prudential Financial, Inc. Within the PRT market, we compete primarily on the basis of price, underwriting and investment capabilities.

Finally, we face competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial and other institutions and as the already substantial consolidation in the financial services industry continues. We compete for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing we are able to offer, which, to the extent we determine to finance a transaction, is in turn dependent on our ability to do so on suitable terms. We believe that our demonstrated ability to source and consummate large and complex transactions is a competitive advantage over other similar acquisition candidates.

Employees

As of December 31, 2019, we had 1,325 employees located in Bermuda, the United States and Canada. We believe our employee relations are good. None of our employees located in Bermuda, the United States or Canada are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements.

Item 1.    Business

Regulation

Our U.S. insurance subsidiaries are licensed to transact insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. Our Bermuda reinsurance subsidiaries are subject to regulation and supervision by the Bermuda Monetary Authority (BMA) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to Bermuda’s Insurance Act 1978 (Bermuda Insurance Act). Our business is also subject to certain international regulations and frameworks as well as the laws and regulations of various other jurisdictions. A summary of certain of the laws, regulations and frameworks to which we are subject is set forth below.

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

Item 1.    Business

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on products that we currently sell. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to certain reserving practices.

In December 2012, the NAIC approved a new valuation manual containing a principle-based approach to life insurance company reserves. Principle-based reserving is designed to tailor the reserving process to specific products in an effort to create a principle-based modeling approach to reserving rather than the factor-based approach historically employed. Pursuant to the NAIC’s Standard Valuation Law (SVL) principle-based reserving became effective prospectively on January 1, 2017 followed by a three-year phase-in period for business issued on or after this date. Delaware and Iowa have each adopted a form of the SVL. New York has enacted legislation to adopt principle-based reserving, which became effective by emergency regulation for life insurers on December 7, 2018 and for all others on January 1, 2020.

Restrictions on Dividends and Other Distributions

Current law of two of the Athene Domiciliary States, Delaware and Iowa, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the immediately preceding year end or (b) the net gain from operations of the insurer for the preceding twelve-month period ending as of the immediately preceding year end. Current law of New York permits the payment of dividends or distributions which, together with dividends or distributions paid during any calendar year, (1) is out of earned surplus and does not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (2) do not exceed the lesser of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains. Any proposed dividend in excess of these amounts is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. Additionally, under current law of the Athene Domiciliary States, AAIA may only pay dividends from the insurer’s earned profits on its business, which shall not include contributed capital or contributed surplus, AADE may only pay dividends from that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and realized capital gains, and ALICNY may only pay dividends pursuant to the “greater of” standard described above from that part of its positive unassigned funds, excluding 85% of the change in net unrealized capital gains or losses less capital gains tax, for the immediately preceding calendar year. The Athene Domiciliary States’ insurance laws and regulations also require that each of our U.S. insurance subsidiaries’ surplus as regards policyholders following any dividend or distribution be reasonable in relation to such U.S. insurance subsidiary’s outstanding liabilities and adequate to meet its financial needs.

Credit for Reinsurance Ceded

The ability of a ceding insurer to take reserve and capital credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a ceding insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory basis financial statements against its reserves (report lower net reserves) and/or toward its MCR (the denominator in its RBC calculation) for the business ceded to the reinsurer. With respect to U.S.-domiciled ceding companies, credit is usually granted when the reinsurer is licensed or accredited in the state where the ceding company is domiciled. States also generally permit ceding insurers to take credit for reinsurance if the reinsurer: (1) is domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the ceding insurer’s state of domicile, and (2) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

AARe has provided, and may in the future provide, reinsurance to our U.S. insurance subsidiaries in the normal course of business. AAIA has entered into a funds withheld coinsurance agreement with AARe under which it will cede to AARe a 100% quota share of its respective obligations to repay the principal upon maturity or earlier termination and to make periodic interest payments under funding agreements issued by it. AADE has entered into a similar arrangement on a modco basis with ALRe, subject in certain cases to amounts retained by AADE and/or periodic payments based on reserve levels. Our U.S. insurance subsidiaries have similar arrangements with AARe with respect to substantially all of their other core business, under which between 80% and 100% of all such business is ceded to AARe on a modco basis, net of third party reinsurance. None of our Bermuda reinsurance subsidiaries are licensed, accredited or approved in any state in the U.S. and, consequently, each must collateralize its obligations to our U.S. insurance subsidiaries or any third-party cedant in order for any of our U.S. insurance subsidiaries or any third-party cedant to obtain credit against its reserves on its statutory basis financial statements (unless the basis for such reinsurance transaction is modco). AARe and ALRe are both domiciled in Bermuda, which has a regulatory regime deemed to be equivalent to the European Union (EU) Directive (2009/138/EC) (Solvency II).

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

Item 1.    Business

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

The NAIC recently completed its five-year re-evaluation of Bermuda and re-approved Bermuda as a “Qualified Jurisdiction” with respect to certain classes of insurers, including Class C and Class E insurers such as our Bermuda reinsurance subsidiaries. The recognition of Bermuda as a Qualified Jurisdiction permits our Bermuda reinsurance subsidiaries to apply for “certified reinsurer” status with the ability (if so certified) to post reduced collateral for coverage provided by our Bermuda reinsurance subsidiaries to ceding insurers in the U.S. (including our U.S. insurance subsidiaries). The amount of collateral required to be posted by an insurer with this designation varies based upon the insurers’ credit rating. ALRe has been approved by the Delaware Department of Insurance as a certified reinsurer and is therefore eligible to post reduced collateral equal to 20% of statutory reserves ceded under coinsurance agreements with ceding companies domiciled in the state of Delaware, including AADE, with respect to new reinsurance agreements. ALRe has not been approved as a certified reinsurer in any other jurisdiction.

In June of 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation to allow a ceding insurer to take credit for reinsurance ceded to a qualifying unauthorized reinsurer without collateral if the reinsurer satisfies certain criteria, including being domiciled in a “reciprocal jurisdiction.” The NAIC is currently reviewing a new accreditation standard that would require states to adopt the 2019 revisions to the Credit for Reinsurance Model Law and Regulation (including the recognition of all categories of “reciprocal jurisdictions”) no later than September 1, 2022. The NAIC has approved Bermuda as a “reciprocal jurisdiction” and as a result, it is expected that as states adopt the 2019 revisions to the Credit for Reinsurance Model Law and Regulation, reinsurers domiciled in Bermuda, such as our Bermuda reinsurance subsidiaries, will receive similar treatment to reinsurers domiciled in covered agreement jurisdictions and will not need to post collateral in order for ceding insurers to take credit for reinsurance ceded to our Bermuda reinsurance subsidiaries.

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

Item 1.    Business

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. In May 2019, we completed such an examination for the period from January 1, 2014 through December 31, 2017. This exam was led by the Delaware Department of Insurance in coordination with the Iowa Insurance Division and the New York State Department of Financial Services (NYSDFS). In connection with the exam, the Delaware Department of Insurance conducted an exam of AADE and Athene Life Insurance Company (ALIC), the Iowa Insurance Division conducted an exam of AAIA and Structured Annuity Reinsurance Company (STAR), and the NYSDFS conducted an exam of Athene Annuity & Life Assurance Company of New York (AANY) and ALICNY. The exam resulted in no significant findings.

Vermont insurance laws and regulations applicable to Athene Re IV require it to file financial statements with the Commissioner of the Insurance Division of the Vermont Department of Financial Regulation. Additionally, Athene Re IV is subject to periodic financial examinations by the Insurance Division of the Vermont Department of Financial Regulation.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our U.S. insurance subsidiaries must file, and in many jurisdictions and for some lines of business, obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our U.S. insurance subsidiaries are currently undergoing the following market conduct examinations, each in the ordinary course of business: (1) the NYSDFS is conducting a market conduct examination of AANY, (2) the Iowa Insurance Division is conducting a market conduct examination of AAIA, (3) the Maryland Insurance Administration is conducting a market conduct examination of AAIA, (4) the Illinois Department of Insurance is conducting a market conduct examination of AAIA and (5) the Minnesota Department of Commerce is conducting a market conduct examination of AAIA and AADE. The California Department of Insurance is completing a review of the rating and underwriting practices of AAIA, AADE and AANY and the Massachusetts Division of Insurance is completing a limited scope market analysis of AAIA. On January 14, 2020, the Missouri Department of Insurance, Financial Institutions & Professional Registration concluded a market conduct exam of AAIA with no significant findings.

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

The Risk-Based Capital Report is used by regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating status. RBC is an additional standard for MCR that insurers must meet to avoid being placed in rehabilitation or liquidation by regulators. The annual Risk-Based Capital Report, and the information contained therein, is not intended by the NAIC as a means to rank insurers.

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

Item 1.    Business

TAC and RBC are calculated annually by insurers, as of December 31 of each year. As of December 31, 2019, each of our U.S. insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2019, the CAL RBC ratio of AADE (U.S. RBC ratio) was 429%. The calculation of RBC requires certain judgments to be made, and, accordingly, our U.S. insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

Regulation of Investments

Each of our U.S. insurance subsidiaries is subject to laws and regulations in each Athene Domiciliary State that require diversification of its investment portfolio and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, real estate-related equity, partnerships, other equity investments, derivatives and alternative investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments. Accordingly, the investment laws in the Athene Domiciliary States could prevent our U.S. insurance subsidiaries from pursuing investment opportunities which they believe are beneficial to their shareholders, which could in turn preclude us from realizing our investment objectives.

Guaranty Associations

All 50 states and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. Guaranty associations are organized to cover, subject to limits, contractual obligations under insurance policies issued by life insurance companies which later become impaired or insolvent. These associations levy assessments, up to prescribed limits, on each member insurer doing business in a particular state on the basis of their proportionate share of the premiums written by all member insurers in the lines of business in which the impaired or insolvent insurer previously engaged. Most states limit assessments in any year to 2% of the insurer’s average annual premium for the three years preceding the calendar year in which the impaired insurer became impaired or insolvent. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. Assessments levied against our U.S. insurance subsidiaries by guaranty associations during the year ended December 31, 2019 were not material. While we cannot accurately predict the amount of future assessments or future insolvencies of competitors which would lead to such assessments, we believe that assessments with respect to pending insurance company impairments and insolvencies will not have a material effect on our financial condition, results of operations or cash flows.

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

Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC) and authorized the FSOC to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. There are currently no such non-bank financial companies designated by FSOC as “systemically significant.” The Economic Growth, Regulatory Relief and Consumer Protection Act, which became effective May 24, 2018, made limited changes to Title I of the Dodd-Frank Act. In March 2019, the FSOC issued for public comment proposed guidance regarding a revised process for designating non-bank SIFIs. The proposed guidance would substantially change the FSOC’s existing procedures, including by shifting to a process that emphasizes the activities-based approach to risk assessment. As a result, there is considerable uncertainty as to the future of federal regulation of non-bank SIFIs and/or systemically important activities.

Item 1.    Business

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the U.S. in decades, established the Federal Insurance Office within the Treasury Department. While he or she does not currently have general supervisory or regulatory authority over the business of insurance, the Director of the Federal Insurance Office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs.

The Dodd-Frank Act also authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The Federal Insurance Office is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement to address, among other things, reinsurance collateral requirements (EU Covered Agreement) and the United States released a “Statement of the United States on the Covered Agreement with the European Union,” (Policy Statement) providing the United States’ interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the United States expects that the group capital calculation, which is currently being developed by the NAIC, will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the the Bilateral Agreement between the U.S. and the UK on Prudential Measures Regarding Insurance and Reinsurance (UK Covered Agreement) was signed in anticipation of the UK’s exit from the EU. U.S. state regulators have until September 22, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable EU Covered Agreement or UK Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. The NAIC has adopted amendments to the Credit for Reinsurance Model Law and Regulation that would, if adopted by state legislatures, implement the reinsurance collateral provisions of the EU Covered Agreement and UK Covered Agreement. The reinsurance collateral provisions of the EU Covered Agreement and the UK Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to U.S. insurers. We cannot predict with any certainty what impact the EU Covered Agreement or UK Covered Agreement will have on our business, whether either agreement will be implemented or what the impact of such implementation will be on our business.

FIAs and other Annuity Products

In recent years, the SEC and state securities regulators have questioned whether FIAs, such as those sold by our U.S. insurance subsidiaries, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. On December 17, 2008, the SEC voted to approve Rule 151A, and apply federal securities oversight to FIAs issued on or after January 12, 2011. On July 12, 2010, the District of Columbia Circuit Court of Appeals vacated Rule 151A. Under the Dodd-Frank Act, annuities that meet specific requirements are specifically exempted from being treated as securities by the SEC. We expect that the types of FIAs that our U.S. insurance subsidiaries currently sell will meet applicable requirements for exemption from treatment as securities and therefore will remain exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause our U.S. insurance subsidiaries to seek new or additional marketing relationships for these products, any of which may impose significant restrictions on their ability to conduct business as currently operated.

NYSDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements establishes standards for the determination and readjustment of non-guaranteed elements (NGEs) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued in New York. In addition, the regulation establishes guidelines for related disclosure to NYSDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.

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

Item 1.    Business

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

AADE is currently undergoing a multi-state unclaimed property examination led by Verus Financial, on behalf of California, Florida, Georgia, Indiana, Louisiana, North Carolina, Ohio, Pennsylvania, Tennessee and Texas. We do not expect this matter will have a material adverse effect on our business, financial condition, results of operations or cash flows. AADE was also a defendant in a lawsuit filed by the West Virginia Treasurer, State of West Virginia ex rel. John D. Perdue v. Liberty Life Ins. Co., Case No. 12-C-419, pursuant to which the Treasurer alleged that Liberty Life, now known as AADE, failed to adopt reasonable procedures, such as using the Death Master File, to identify deceased insureds with unpaid death benefits and timely escheat those unclaimed benefits to the state. The Treasurer accordingly sought to recover unpaid death benefits, statutory interest and penalties. During September 2019, AADE resolved the matter with the Treasurer for an immaterial amount.

Regulation of OTC Derivatives

We use derivatives to mitigate a wide range of risks in connection with our businesses, including options purchased to hedge the derivatives embedded in the FIAs that we have issued, and swaps, futures and/or options may be used to manage the impact of increased benefit exposures from our annuity products that offer guaranteed benefits as well as market exposures. Title VII of the Dodd-Frank Act creates a comprehensive framework for the federal oversight and regulation of the OTC derivatives market and entities, such as us, that participate in the derivatives market and requires U.S. regulators to promulgate rules and regulations implementing its provisions. Regulations have been finalized and implemented in many areas and are being finalized for implementation in others.

Title VII of the Dodd-Frank Act divides the regulatory responsibility for swaps in the United States between the SEC and the Commodity Futures Trading Commission (CFTC). The CFTC regulates swaps and swap entities, and the SEC regulates security-based swaps and security-based swap entities. The CFTC and the SEC have jointly finalized certain regulations under Title VII of the Dodd-Frank Act, including critical rulemakings on the definitions of “swap,” “security-based swap,” “swap dealer,” and “security-based swap dealer.” In addition, the CFTC has substantially finalized its required rulemaking under Title VII of the Dodd-Frank Act, including regulations relating to the registration and regulation of swap dealers and swap execution facilities, reporting, recordkeeping, mandatory clearing, mandatory on-facility trade execution and mandatory minimum margin requirements. The SEC has yet to implement its regulatory regime for security-based swaps and market participants transacting in security-based swaps. As a result of this bifurcation and the different pace at which the agencies have promulgated and implemented regulations, different transactions are subject to different levels of regulation.

Title VII of the Dodd-Frank Act and the CFTC rules thereunder require us, in connection with certain swap transactions, to comply with mandatory clearing and on-facility trade execution requirements, and it is anticipated that the types of swaps subject to these requirements will be expanded over time. In addition, regulations promulgated under Title VII of the Dodd-Frank Act require us to comply with mandatory minimum margin requirements for uncleared swaps and, in some instances, uncleared security-based swaps. Derivative clearing requirements and mandatory margin requirements have increased the cost of our risk mitigation and have had other implications as well. For example, increased margin requirements, combined with netting restrictions and restrictions on securities that qualify as eligible collateral are expected to reduce our liquidity and require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income. In addition, the requirement that certain trades be centrally cleared through clearinghouses subjects us to documentation that is significantly more counterparty-favorable and entitles counterparties to unilaterally change terms such as trading limits and the amount of margin required. The ability of such counterparties to take such actions could create trading disruptions and liquidity concerns. Finally, the requirement that certain trades be centrally cleared through clearinghouses concentrates counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to anticipate or identify all risks related to the concentration of counterparty risk in clearinghouses and clearing members and the risk of a clearinghouse default.

Title VII of the Dodd-Frank Act and new regulations thereunder and similar regulations adopted by non-U.S. jurisdictions that may indirectly apply to us could significantly increase the cost of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our credit risk exposure. If we reduce our use of derivatives as a result of such regulations, our results of operations may become more volatile and our cash flows may be less predictable which could adversely affect our financial performance. Additionally, we have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by the increased cost of entering into derivatives and the reduced availability of customized derivatives that might result from the implementation of Title VII of the Dodd-Frank Act and other similar regulations.

Item 1.    Business

Notwithstanding the foregoing, the long-term future of Title VII of the Dodd-Frank Act and the related regulations implemented by the CFTC and the SEC and their impact on us remain uncertain and unpredictable, particularly in light of actions taken by the federal government. Two executive orders were issued in 2017 that established core principles for regulating the U.S. financial system and provided a framework for comprehensive change to current financial regulation. Additionally, the executive orders required federal agencies to designate a “Regulatory Reform Officer” and a “Regulatory Reform Task Force” to evaluate existing regulations and make recommendations to repeal, replace or modify regulations that, among others, inhibit job creation, are ineffective or impose costs that exceed benefits. In response to these executive orders, the CFTC announced its project to simplify and modernize the CFTC’s rules and regulations regarding derivatives within its jurisdiction. The CFTC has published various white papers that identify areas for regulatory streamlining and clarity and has indicated that staff is working on regulatory revisions to existing rules. While the CFTC has published some final rules reflecting regulatory revisions, it is anticipated that further regulatory revisions will continue to be forthcoming from the CFTC as a result of the on-going project. Additionally, the SEC has adopted certain rules to implement the regulation of security-based swaps; however, at this point it is uncertain when the SEC will adopt the remainder of its proposed rules which will trigger the effectiveness of the security-based swap regulatory scheme. We cannot predict the impact of the executive orders on Title VII of the Dodd-Frank Act, the SEC’s security-based swap regulatory scheme or the derivatives regulatory schemes in other jurisdictions on our derivatives activities, if any.

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

Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies’ data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.

On March 1, 2017, the NYSDFS enacted 23 NYCRR 500, a cybersecurity regulation governing financial companies. This rule requires banks, insurance companies, and other financial services institutions regulated by the NYSDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Since the rule’s effective date, we have committed significant time and resources to comply with the rule’s requirements. We anticipate that the NYSDFS will continue to examine the cybersecurity programs of financial institutions in the future and such examinations may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYSDFS cybersecurity regulation discussed above. Under the model law, it is intended that companies that are compliant with the NYSDFS cybersecurity regulation are, in general, in compliance with the model law. As with all NAIC model laws, this model law must be adopted by a state before becoming law in such state. The model law has only been adopted in a few states, which include Delaware. Iowa has not yet adopted a version of the Insurance Data Security Model Law. We anticipate that more states will begin adopting the model law in the near term. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

Item 1.    Business

The California Consumer Privacy Act of 2018 (CCPA) was signed in June 2018 and was later amended in September 2018. The CCPA became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, including providing the right to request that a business delete any personal information about the consumer under certain circumstances. We have committed significant time and resources to comply with the rule’s requirements. We anticipate that California will continue to examine the cybersecurity programs of businesses in the future and such examinations may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm. We expect that data privacy will continue to be an area of significant regulatory focus, and it is possible that other jurisdictions consider or enact data privacy regulations.

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

Broker-dealers

Our securities operations, principally conducted by our limited purpose SEC-registered broker-dealer, Athene Securities, LLC, are subject to federal and state securities and related laws, and are regulated principally by the SEC, state securities authorities and the Financial Industry Regulatory Authority (FINRA). Athene Securities, LLC does not hold customer funds or safekeep customer securities or otherwise engage in any securities transactions. Athene Securities, LLC is the principal underwriter for the RILA product that we offer and previously served as the principal underwriter of a block of variable annuity contracts which has been closed to new investors since 2002. The closed block of variable annuity contracts was issued by a predecessor of AAIA. Athene Securities, LLC continues to receive concessions on those variable annuity contracts. Athene Securities, LLC also provides supervisory oversight to Athene employees who are registered representatives.

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

In April 2016, the DOL issued regulations expanding the definition of “investment advice” and broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered “fiduciaries” and subject to certain standards in providing advice. These regulations were vacated effective June 2018. The DOL has indicated that it has been working with the SEC to develop a new proposed rule defining the term “fiduciary” for purposes of ERISA. Originally, the new proposed rule was expected to be issued in the fall of 2019 but no guidance has yet been issued. If a new fiduciary rule is adopted by the DOL, it is likely to apply to our business.

Item 1.    Business

Fiduciary Standards

In response to Dodd Frank’s directive that the SEC propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, the SEC adopted a new rule under the Exchange Act that establishes a standard of conduct for broker-dealers and associated persons of a broker-dealer when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities. This new rule, called “Regulation Best Interest,” enhances the broker-dealer standard of conduct beyond existing suitability obligations, and aligns the standard of conduct with retail customers’ reasonable expectations by requiring broker-dealers, among other things, to: act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer; and address conflicts of interest by establishing, maintaining, and enforcing policies and procedures reasonably designed to identify and fully and fairly disclose material facts about conflicts of interest, and in certain identified areas where the SEC has determined that disclosure is insufficient to reasonably address the conflict, to mitigate or, in certain instances, eliminate the conflict. The standard of conduct established by Regulation Best Interest cannot be satisfied through disclosure alone. The standard of conduct draws from key principles underlying fiduciary obligations, including those that apply to investment advisers under the Investment Advisers Act of 1940. Regardless of whether a retail investor chooses a broker-dealer or an investment adviser (or both), the retail investor will be entitled to a recommendation (from a broker-dealer) or advice (from an investment adviser) that is in the best interest of the retail investor and that does not place the interests of the firm or the financial professional ahead of the interests of the retail investor. Regulation Best Interest will become effective on June 30, 2020. Though this regulation does not apply directly to FIA sales, we are currently unable to predict the impact that Regulation Best Interest may have on our business.

The NAIC has adopted a revised Suitability in Annuity Transactions Model Regulation (SAT), which places new responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs and variable annuities. The NYSDFS issued a circular letter emphasizing insurers’ obligations under laws and regulations based on SAT when replacing a deferred annuity contract with an immediate annuity contract. On July 22, 2018, the NYSDFS issued amendments to its regulation based on SAT to incorporate a “best interest” standard with respect to the suitability of life insurance and annuity sales, which amendments took effect on August 1, 2019 with respect to annuity contracts and will become effective on February 1, 2020 with respect to life insurance policies. Future changes in such laws and regulations, including those that impose a “best interest” standard could adversely impact the way we market and sell our annuity products. The NAIC has also approved amendments to the SAT to incorporate a “best interest” or similar standard with respect to the suitability of annuity sales. The amendments include a requirement for producers to act in the “best interest” of a retail customer when making a recommendation of an annuity. A producer has acted in the best interest of the customer if they have satisfied certain prescribed obligations regarding care, disclosure, conflict of interest and documentation.

The SEC has indicated that it will work with the DOL to propose rules creating a uniform standard of conduct applicable to broker-dealers and investment advisers, which, if adopted, may affect the distribution of our products. Should the SEC, DOL, NAIC or state-specific rules, once adopted, not align, the distribution of our products could be further complicated.

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

Classification of Insurers

The Bermuda Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. Long-term business is generally defined as life, annuity and accident and health insurance, while general business broadly includes all types of insurance that are not long-term business (property and casualty business). Special purpose business is fully funded insurance business approved by the BMA to be written by a company registered either as a Special Purpose Insurer or as a Collateralized Insurer. There are five classifications of insurers carrying on long-term business, ranging from Class A insurers (pure captives) to Class E insurers (larger commercial carriers). Class A insurers are subject to the lightest regulation and Class E insurers are subject to the strictest regulation.

Item 1.    Business

Our Bermuda reinsurance subsidiaries, which are incorporated to carry on long-term business, are each registered as a Class C or Class E insurer. Class C is the license class for long-term insurers and reinsurers with total assets of less than $250 million that are not registrable as a single parent or multi-owner long-term captive insurer or reinsurer. Class E is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. Our Bermuda reinsurance subsidiaries are not licensed to conduct general business and have not sought authorization as reinsurers in any state or jurisdiction of the U.S. Consequently, in order for ceding companies of our Bermuda reinsurance subsidiaries to receive statutory reserve or RBC credit for the reinsurance provided, reinsurance transactions are typically structured in one of three ways: (1) coinsurance, where the respective Bermuda reinsurance subsidiary’s obligation to the applicable ceding company in connection with reinsurance transactions is secured by assets held in trust for the benefit of the applicable ceding company, which may be reduced or eliminated to the extent that the applicable Bermuda reinsurance subsidiary becomes a certified reinsurer or Bermuda becomes a reciprocal jurisdiction, (2) funds withheld, where, although the applicable Bermuda reinsurance subsidiary recognizes the insurance reserve liabilities, the assets to secure such liabilities are held and maintained by the applicable ceding company, or (3) modco, where both the insurance reserves and assets supporting the reserves are retained by the applicable ceding company.

Cancellation of Insurer’s Registration

The BMA could cancel the registration of one or more of our Bermuda reinsurance subsidiaries at the request of the subsidiary or on grounds specified in the Bermuda Insurance Act. Failure by the Bermuda reinsurance subsidiary to comply with its obligations under the Bermuda Insurance Act and the BMA’s belief that the subsidiary has not been carrying on business in accordance with sound insurance principles are examples of such grounds.

Public Disclosure

The Bermuda Insurance Act provides the BMA with powers to set standards on public disclosure. Using this power, the BMA requires all commercial insurers and insurance groups, subject to certain exceptions, to prepare and publish a Financial Condition Report on their website.

Non-insurance Business

Pursuant to the Bermuda Insurance Act, as Class C and Class E insurers, our Bermuda reinsurance subsidiaries are not permitted to engage in non-insurance business unless such non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return

Class C and Class E insurers must file annual statutory financial statements and annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP), International Financial Reporting Standards, accounting principles generally accepted in the UK or accounting principles generally accepted in Canada within four months of the end of each fiscal year, unless such deadline is specifically extended. The Bermuda Insurance Act also prescribes rules for the preparation and substance of statutory financial statements, which include, in statutory form, an insurer information sheet, an auditor’s report, a balance sheet, income statement, a statement of capital and surplus and notes thereto. The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.

In addition, each year Class C and Class E insurers are required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return is comprised of: the BMA’s Bermuda Solvency Capital Requirement (BSCR) model or an approved internal capital model in lieu thereof; a statutory economic balance sheet; the approved actuary’s opinion; and several prescribed schedules, including a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of risk management and a schedule of eligible capital, among others. The BSCR is not available for public inspection.

Minimum Margin of Solvency (MMS), Enhanced Capital Requirement (ECR) and Restrictions on Dividends and Distributions

Both Class C and Class E insurers must at all times maintain an MMS and an ECR in accordance with the provisions of the Bermuda Insurance Act. The Bermuda Insurance Act mandates certain actions and filings with the BMA if an insurer fails to meet and/or maintain its ECR or MMS including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.

The MMS that a Class C insurer is required to maintain with respect to its long-term business is the greater of (1) $500,000, (2) 1.5% of assets or (3) 25% of the ECR as reported at the end of the relevant year. The MMS that a Class E insurer is required to maintain with respect to its long-term business is the greater of (1) $8 million, (2) 2% of the first $500 million of assets plus 1.5% of applicable assets above $500 million or (3) 25% of the ECR as reported at the end of the relevant year.

Item 1.    Business

The BMA has embedded an economic balance sheet (EBS) framework as part of the BSCR that forms the basis for an insurer’s ECR. The premise underlying the EBS framework is the idea that assets and liabilities should be valued on a consistent economic basis. Under the Bermuda Regulatory Framework there are two solvency calculations: (1) a Class E Insurer must have total statutory capital and surplus as reported on the insurer’s statutory balance sheet greater than the MMS calculated pursuant to the Insurance Account Rules 2016; and (2) under the Insurance (Prudential Standards) (Class C, Class D and Class E Solvency Requirement) Rules 2011 an insurer is required to maintain available statutory economic capital and surplus in an amount that is equal to or exceeds the value of its ECR.

A Class C insurer’s ECR is established by reference to the Class C BSCR model, while a Class E insurer’s ECR is established by reference to the Class E BSCR model. Each BSCR model provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formula establishes capital requirements for fourteen categories of risk: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, operational risk and seven categories of long-term insurance risk. For each category, the capital requirement is determined by applying shocks to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher shocks applied to items with greater underlying risk and lower shocks for less risky items.

The Insurance (Prudential Standards) (Class C, Class D, and Class E Solvency Requirement) Amendment Rules 2018 provide updates to certain aspects of the EBS framework and increase the ECR over a 10-year grade-in period commencing January 1, 2019. We do not expect this change to have a material impact on our business.

As of December 31, 2019 and 2018, ALRe’s EBS capital and surplus resulted in BSCR ratios, computed as available statutory economic capital and surplus divided by ECR, of 310% and 340%, respectively. While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class C or Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having reason to believe that such a failure has occurred, such insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

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

Eligible Capital

To enable the BMA to better assess the quality of the insurer’s capital resources, both Class C and Class E insurers are required to disclose the makeup of its capital in accordance with the ‘3-tiered capital system.’ Under this system, all of the insurer’s capital instruments must be classified as either basic or ancillary capital. All capital instruments are further classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified as Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MMS, ECR and TCL. The Bermuda Insurance Act requires that Class E insurers have Tier 1 Capital equal to or greater than 50% of the value of its ECR, Tier 2 Capital not greater than Tier 1 Capital and Tier 3 Capital of not more than 17.65% of the aggregate of its Tier 1 Capital and Tier 2 Capital.

Item 1.    Business

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

Code of Conduct

Every Bermuda registered insurer must comply with the Insurance Code of Conduct (Code of Conduct) which prescribes the duties and standards that must be complied with to ensure sound corporate governance, risk management and internal controls are implemented. The BMA will assess an insurer’s compliance with the Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements of the Code of Conduct will be taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Bermuda Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below) and, in the case of our Bermuda reinsurance subsidiaries, as Class C and Class E insurers, will be a factor in calculating the operational risk charge under each insurer’s BSCR or approved internal model.

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

Item 1.    Business

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

Notification of Material Changes

All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Bermuda Insurance Act. For the purposes of the Bermuda Insurance Act, the following changes are material: (1) the transfer or acquisition of insurance business, including portfolio transfers or corporate restructurings, pursuant to a court-approved scheme of arrangement under Section 25 of the Bermuda Insurance Act or Section 99 of the Companies Act, (2) the amalgamation with or acquisition of another firm, (3) engaging in unrelated business that is retail business, (4) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (5) outsourcing all or substantially all of the company’s actuarial, risk management, compliance or internal audit functions, (6) outsourcing all or a material part of an insurer’s underwriting activity, (7) the transfer other than by way of reinsurance of all or substantially all of a line of business, (8) the expansion into a material new line of business, (9) the sale of an insurer and (10) outsourcing of an “officer” role, as such term is defined by the Bermuda Insurance Act.

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

Economic Substance Act 2018 (ESA)

In December 2018, the ESA came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity, other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda, that carries on as a business any one or more “relevant activities” referred to in the ESA must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.

Item 1.    Business

Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the E.U. of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or removal from the list of registered entities in Bermuda.

Privacy Laws

The Bermuda Personal Information Protection Act 2016 (PIPA) regulates how any individual, entity or public authority may use personal information. PIPA reflects a set of internationally accepted privacy principles and good business practices for the use of personal information. Although PIPA was passed on July 27, 2016, the sections that are currently in effect are limited to those that relate to the establishment and appointment of the PIPA commissioner (PIPA Commissioner), the hiring of the PIPA Commissioner’s staff, and the general authority of the PIPA Commissioner to inform the public about PIPA. Following the PIPA Commissioner’s appointment, effective January 20, 2020, we anticipate that his office will communicate with the public on the next steps and proceed with the further implementation of PIPA.

Europe

Corporation Tax Act 2010 (UK Tax Act)

AHL, ALRe and ACRA 1A are UK tax resident companies and as such are subject to UK corporation tax on their profits. We do not expect taxes paid pursuant to the UK Tax Act to be material to our results of operations. For further discussion regarding our effective tax rates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Taxes. For risks related to UK tax residency, see Item 1A. Risk Factors–Risks Relating to Taxation–AHL or its non-U.S. subsidiaries may be subject to U.S. federal income taxation.

General Data Protection Regulation (GDPR)

The GDPR went into effect on May 25, 2018. It was enacted by the European Commission to regulate and protect data of individuals located within the EU. As tax residents of the UK, AHL, ALRe and ACRA 1A are likely subject to the territorial scope of the GDPR under Article 3(1). To the extent that AHL, ALRe and/or ACRA 1A is under the territorial scope of the GDPR, the regulation would only apply to the processing of personal data carried out in the context of such entity’s UK activities. Currently, the volume of personal data processed in connection with each entity’s UK activities is insignificant. We regularly monitor our business activities to ensure we are prepared for compliance, should the GDPR ever apply to our business more broadly.

Enterprise-Wide

Developing International Matters and Group Capital – In November 2019, the International Association of Insurance Supervisors (IAIS) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). ComFrame will be applicable to entities that meet the IAIS’s criteria for internationally active insurance groups (IAIGs) and are designated as such. ComFrame establishes international standards for the designation of a group-wide supervisor for each IAIG and for the imposition of a group capital requirement applicable to an IAIG in addition to the current legal entity capital requirements imposed by relevant insurance laws and regulations. The NAIC developed a model law that allows state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs. In November 2019, the IAIS adopted a revised version of the risk-based global insurance capital standard (ICS), which is the group capital component of ComFrame. The NAIC is developing a group capital calculation tool using an RBC aggregation methodology for all entities within an insurance holding company system group, including non-U.S. entities, and is seeking effective equivalency of such tool to the ICS for U.S.-based IAIGs. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC expects to adopt the final group capital calculation tool in 2020. The NAIC has stated that the calculation will be a regulatory tool and will not constitute a requirement or standard. It is not possible to predict what impact any such regulatory tool may have on our business.
We, Apollo and Apollo’s other insurance affiliates participated in the NAIC’s field testing of the group capital calculation in 2019 and we expect to continue to be included Apollo’s calculation in the future. In the event that we or Apollo become an IAIG, we expect to be subject to a group capital calculation consistent with or comparable to international capital standards in that context. It is possible that the development of these international standards will have an impact on our capital position and capital structure in the future.

Group Supervision – An insurance group is defined as a group of companies that conducts insurance business. As the regulators of our largest subsidiaries, the BMA or the Iowa Insurance Division may determine that it is appropriate for one of them to act as our group supervisor. It is possible that the group supervisor, if so identified, will determine that our group includes Apollo and Apollo’s insurance interests that are otherwise not connected to us for purposes of applying group supervision requirements. Under applicable U.S. state laws, including the Holding Company Act in Iowa, Apollo will likely be included within our group, although the outcome under Bermuda law is uncertain.

Item 1.    Business

A group supervisor, if and when identified, may perform a number of supervisory functions including (1) coordinating the gathering and dissemination of relevant or essential information for going concerns and emergency situations, including the dissemination of information that is of importance for the supervisory task of other competent authorities, (2) carrying out supervisory reviews and assessments of the insurance group, (3) carrying out assessments of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures, (4) planning and coordinating supervisory activities in respect of the insurance group, both as a going concern and in emergency situations through regular meetings held at least annually (or by other appropriate means) with other competent authorities, (5) coordinating enforcement actions that may need to be taken against the insurance group or any of its members and (6) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
The group supervisor may create rules for the insurance group, including to make provision for, among other things (1) assessing the financial situation and the solvency position of the insurance group and/or its members and (2) regulating intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.
We, as part of Apollo’s group, expect to become subject to group supervision by the IID in the future. It is unclear whether we will be subject to independent group supervision by either the BMA or the IID with respect to AHL and its subsidiaries separate from Apollo.

Own Risk and Solvency Assessment (ORSA) Model Act – We are subject to the ORSA Model Act, which has been enacted by each Athene Domiciliary State, and requires insurance companies to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review at least annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Report assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed annually with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system. We file the ORSA with the IID as our lead state regulator and concurrently provide the ORSA to the Delaware Department of Insurance and the NYSDFS. We also submit the ORSA to the BMA. Additionally, for the purposes of satisfying the assessment requested in the Schedule of Commercial Insurer’s Solvency Self-Assessment, each Bermuda reinsurance subsidiary submits supporting documentation to the BMA regarding specific queries presented in the BMA’s BSCR, to supplement the information provided in the ORSA.

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

Most states, including each of the Athene Domiciliary States, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Laws such as these prevent any person from acquiring direct or indirect control of any of our U.S. insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner or director of the insurance department of the applicable Athene Domiciliary State (each, a Commissioner) and has obtained the Commissioner’s prior approval. Under most states’ statutes, including those of each of the Athene Domiciliary States, acquiring 10% or more of a voting interest in an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our U.S. insurance subsidiaries (or AHL) without the prior approval of the Commissioner of the applicable Athene Domiciliary State will be in violation of the applicable Athene Domiciliary State’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and/or to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each Athene Domiciliary State as a criminal offense.

Item 1.    Business

In addition, the Model Insurance Holding Company System Regulatory Act (Amended Holding Company Model Act) requires any controlling person of a U.S. insurer seeking to divest its controlling interest in the insurance company to file with the relevant insurance Commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our U.S. insurance subsidiaries (including AHL) (in particular through an unsolicited transaction), even if the shareholders of such parent consider such transaction to be desirable. Our bye-laws include limitations on the voting power exercisable by shareholders of the Company other than the Apollo Group so that certain persons or groups (Control Groups) are deemed not to hold more than 9.9% of the total voting power conferred by our shares.

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

We make and rely on certain assumptions and estimates regarding many matters related to our business, including interest rates, investment returns, expenses and operating costs, tax assets and liabilities, tax rates, business mix, surrender activity, mortality and contingent liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations, including establishing pricing, target returns and expense structures for our insurance subsidiaries’ products and PRT transactions; determining the amount of reserves we are required to hold for our policy liabilities; determining the price we will pay to acquire or reinsure business; determining the hedging strategies we employ to manage risks to our business and operations; and determining the amount of regulatory and rating agency capital that our insurance subsidiaries must hold to support their businesses. The factors influencing these assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected. Certain of the assumptions relevant to our business are discussed in greater detail below.

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

Item 1A.    Risk Factors

•
Financial Statements – The preparation of our consolidated financial statements requires management to make various estimates and assumptions that affect the amounts reported therein. These estimates include, but are not limited to, the fair value of investments; impairment of investments and valuation allowances; the valuation of derivatives, including embedded derivatives; DAC, DSI and VOBA; future policy benefit reserves; valuation allowances on deferred tax assets; and stock-based compensation. The assumptions and estimates required for these calculations involve judgment and by their nature are imprecise and subject to changes and revisions over time. Accordingly, our financial condition and results of operations may be adversely affected if actual results differ from assumptions or if assumptions are materially revised.

Our investments are subject to market and credit risks that could diminish their value and these risks could be greater during periods of extreme volatility or disruption in the financial and credit markets, which could adversely impact our business, financial condition, results of operations, liquidity and cash flows.

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other than temporary impairment of assets in our investment portfolio. We are also subject to the risk that cash flows generated from the collateral underlying the structured products we own may differ from our expectations in timing or amount. In addition, many of our classes of investments, but in particular our alternative investments, may produce investment income that fluctuates significantly from period to period. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and cash flows. If our investment manager, Apollo, fails to react appropriately to difficult market, economic and geopolitical conditions, our investment portfolio could incur material losses. Certain of our investments are more vulnerable to these risks than others, as described more fully below.

•
Fixed maturity and equity securities – As of December 31, 2019, 76.7% of our net invested assets were invested in fixed maturity securities, equity securities, and short-term investments, including our investments in investment grade and high-yield corporate bonds and structured products, which include RMBS and CLOs. An economic downturn affecting the issuers or underlying collateral of these securities, a ratings downgrade affecting the issuers or guarantors of such securities, or similar trends and issues could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rates of the fixed income securities in our portfolio to increase.

•
Collateralized loan obligations – As of December 31, 2019, 8.7% of our net invested assets were invested in CLOs. Control over the CLOs in which we invest is exercised through collateral managers, who may take actions that could adversely affect our interests, and we may not have the right to direct collateral management. There may also be less information available to us regarding the underlying debt instruments held by CLOs than if we had invested directly in the debt of the underlying companies. Additionally, as subordinated interests, the estimated fair values of CLOs tend to be much more sensitive to adverse economic downturns and underlying borrower defaults than those of more senior securities. For example, as the secondary market pricing of the loans underlying CLOs deteriorated during the fourth quarter of 2008, it is our understanding that many investors were forced to raise cash by selling their interests in performing loans which resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines. While loan prices have recovered from the low levels experienced during the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. Furthermore, our investments in CLOs are also subject to liquidity risk as there is a limited market for CLOs. Accordingly, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our CLO interests.

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

Item 1A.    Risk Factors

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

In any particular year, our subsidiaries’ capital ratios and/or statutory surplus amounts may increase or decrease depending on a variety of factors, most of which are outside of our control, including, but not limited to, the following:

•	the amount of statutory income or loss generated by our insurance subsidiaries;

•	the amount of additional capital our insurance subsidiaries must hold to support their business growth;

•	changes in reserve requirements applicable to our insurance subsidiaries;

•	changes in market value of certain securities in our investment portfolio;

•	recognition of write-downs or other losses on investments held in our investment portfolio;

•	changes in the credit ratings of investments held in our investment portfolio;

•	changes in the value of certain derivative instruments;

•	changes in interest rates;

•	credit market volatility;

•	changes in policyholder behavior;

•	changes in corporate tax rates;

•	changes to the RBC formulas and interpretations of the NAIC instructions with respect to RBC calculation methodologies; and

•	changes to the ECR, BSCR, or TCL formulas and interpretations of the BMA’s instructions with respect to ECR, BSCR, or TCL calculation methodologies.

Item 1A.    Risk Factors

Nationally Recognized Statistical Rating Organizations (NRSROs) may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. In addition, as further discussed at Item 1. Business–Regulation–Enterprise-Wide–Developing International Matters and Group Capital, the NAIC is in the process of developing a group capital calculation tool using an RBC aggregation methodology for all the entities within an insurance holding company system group, including non-U.S. entities. The NAIC has stated that the calculation will be a regulatory tool and does not constitute a requirement or standard; however, these regulatory developments may increase the amount of capital that we are required to hold and could result in us being subject to increased regulatory requirements.

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

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Despite the implementation of security and back-up measures, our information technology systems may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical or telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and/or our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations. We are also subject to data privacy and security laws applicable to our business in relevant jurisdictions. See Item 1. Business–Regulation–United States–Consumer Protection Laws and Privacy and Data Security Regulation for more information.

We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies to maintain the security of those systems. Despite our implementation of network security measures, our servers could be subject to physical and electronic intrusions, and similar disruptions from unauthorized tampering with our computer systems. While we perform penetration tests and have adopted a number of measures to protect the security of customer and company data, and to our knowledge have not experienced a successful cyber-attack that has resulted in any material compromise in the security of our information technology systems, there is no guarantee that such an attack will not occur or be successful in the future. Due to recent heightened tensions between the United States and the Middle East, we, like other financial services firms, have experienced a significant increase in the volume of unsuccessful cyber-attacks. We are sharing information with industry groups and the U.S. Department of Homeland Security and are closely monitoring threat actors in the region.

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

Item 1A.    Risk Factors

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

Our insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. In connection with the acquisitions of our two largest U.S. insurance subsidiaries, we entered into reinsurance agreements with Accordia Life and Annuity Company (Accordia), First Allmerica Financial Life Insurance Company (FAFLIC) and Protective Life Insurance Company (Protective) to effectuate a sale of substantially all of the life insurance business that we received in connection with such acquisitions. Because these agreements involve reinsurance of entire business segments, each covers a much larger volume of business than would a traditional reinsurance agreement, thereby exposing us to a concentration of credit risk with respect to each of these three counterparties.

As of December 31, 2019, we had outstanding obligations, represented by statutory reserves, ceded under the coinsurance agreements with Accordia, which remain unnovated, of $2.2 billion. Accordia maintains a custody account and a trust account under these agreements or related retrocession agreements, with assets equal to or greater than an agreed-upon required statutory balance that, as of December 31, 2019, was $2.1 billion and $616 million, respectively. As of December 31, 2019, we have outstanding obligations, represented by statutory reserves, ceded pursuant to the FAFLIC reinsurance agreements of $1.3 billion. Pursuant to the funds withheld agreement with FAFLIC, we maintain a funds withheld account with an agreed-upon statutory balance that, as of December 31, 2019, was $277 million. Pursuant to the terms of the coinsurance agreements with FAFLIC, FAFLIC maintains trust accounts with agreed-upon required statutory balances that, as of December 31, 2019, were $791 million, in the aggregate. As of December 31, 2019, we had outstanding obligations, represented by statutory reserves, ceded under the coinsurance agreement with Protective, which remain unnovated, of $1.4 billion. As of December 31, 2019, Protective maintained a trust account under this agreement with assets equal to $1.4 billion. We do not have a security interest in the assets in the custody accounts supporting the Accordia and FAFLIC reinsurance agreements. Therefore, in the event of an insolvency of Accordia or FAFLIC, our claims would be subordinated to those of such insurance company’s policyholders and the assets in the relevant custody accounts may be available to satisfy the claims of such insurance company’s general creditors in addition to our claims.

As with any reinsurance agreement, we remain liable to our policyholders if our counterparties fail to perform. Although each agreement provides that the respective counterparty agrees to indemnify us for losses sustained in connection with their respective performances of each agreement, such indemnification may not be adequate to compensate us for losses actually incurred in the event that the counterparty is either unable or unwilling to perform according to the agreements’ terms. In addition to possible losses that could be incurred if our subsidiaries are forced to recapture these blocks, such subsidiaries may also face a substantial shortfall in capital to support the recaptured business, possibly resulting in material declines to the insurer’s RBC ratio and/or creditworthiness and potentially expose the insurer to ratings downgrades, regulatory intervention, increased policyholder withdrawals or other negative effects.

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

In addition, we are exposed to credit loss in the event of nonperformance by our counterparties on derivative agreements. We seek to reduce the risk associated with such agreements by entering into such agreements with large, well-established financial institutions. However, there can be no assurance that we will not suffer losses in the event a derivative counterparty fails to perform or fulfill its obligations.

Item 1A.    Risk Factors

Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including MidCap and AmeriHome; industries, including financial services; and asset classes, including real estate.

Concentration risk arises from exposure to significant asset defaults of a single issuer, industry or class of securities, based on economic conditions, geography or as a result of adverse regulatory or court decisions. When an investor’s assets are concentrated and that particular asset or class of assets experiences significant defaults, the default of such assets could threaten the investor’s financial condition, results of operations and cash flows. Our most significant potential exposures to concentration risk of single issuers are our investments in MidCap, a provider of revolving and term debt facilities to middle market companies in North America and Europe, and in A-A Mortgage Opportunities, L.P. (A-A Mortgage) and its indirect investment in AmeriHome, a mortgage lender and mortgage servicer. As of December 31, 2019, our exposure, including loaned amounts, to MidCap was $886 million, which represented 0.8% of our net invested assets and 6.6% of total Athene Holding Ltd. shareholders’ equity. As of December 31, 2019, our exposure to A-A Mortgage was $487 million, which represented 0.4% of our net invested assets and 3.6% of total Athene Holding Ltd. shareholders’ equity. Given our significant exposure to these issuers, we are subject to the idiosyncratic risk inherent in their business. For example, AmeriHome relies upon a subservicer to perform servicing operations on the loans for which it has mortgage servicing rights. If the subservicer were to experience financial distress or fail to provide adequate or timely services, AmeriHome may have difficulty finding another subservicer to perform servicing operations and may experience a significant decline in its financial performance. To the extent that we suffer a significant loss on our investment in MidCap or A-A Mortgage, our financial condition and results of operations could be adversely affected.

Our significant single issuer holdings, including MidCap and AmeriHome, are concentrated largely in the financial services industry, specifically in the nonbank lending sector. These businesses largely focus on providing financing to individuals or entities. As a result, we have significant exposure to credit risk, which may be adversely impacted by changes in macroeconomic conditions, regulation and other factors. To the extent that such changes occur and cause a deterioration in the creditworthiness of the counterparties of these investees or adversely affect the securitization market for the loans originated by these entities, we may suffer significant losses on our investments in these entities and our financial condition, results of operations and cash flows could be adversely affected. In addition to the concentration risk arising from our investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our investment portfolio. As of December 31, 2019, 14% of our net invested assets were invested in issuers within the financial services industry, excluding CLOs. Any macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2019, 25% of our net invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described above with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations.

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

Item 1A.    Risk Factors

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of our investment portfolio, our ability to achieve our hedging objectives and our ability to issue funding agreements bearing a floating rate of interest.

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

Actions by the BBA, regulators or law enforcement agencies will result in changes to the manner in which LIBOR is determined or used and in the establishment of alternative reference rates. On July 27, 2017, the UK Financial Conduct Authority (FCA) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA has indicated that it expects that the current member banks will voluntarily sustain LIBOR until the end of 2021, but they have no obligation to do so, and may discontinue their activities at any time. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere.

The Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve (ARRC), and the International Swaps and Derivatives Association, have taken significant steps toward the development of consensus-based fallbacks and alternatives to LIBOR, which appear constructive for end-users, such as life insurers. The fallback proposals are intended to minimize disruptions if LIBOR is no longer usable. In addition, the International Swaps and Derivatives Association is amending its standard documentation to implement fallbacks for certain key interbank offered rates (IBORs). The fallbacks will apply if the relevant IBOR is permanently discontinued, based on defined triggers. There can be no assurance, however, that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in our investment portfolio, (2) the market for derivative instruments, including those that we use to achieve our hedging objectives, and (3) our ability to issue funding agreements bearing a floating rate of interest.

To manage the uncertainty surrounding the discontinuation of LIBOR, we have established a six phase plan. Our plan is subject to change as we gain additional information. We have created an Executive Steering Committee composed of senior executives to coordinate and oversee execution of our plan. We expect to complete phase 1 by March 31, 2020. Although we expect that we will be successful at completing all the phases of our plan prior to the discontinuation of LIBOR, we can provide no assurance at this time. Failure to complete all phases of our plan prior to the discontinuation of LIBOR may have a material adverse effect on our business, financial position, results of operations and cash flows. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition–Discontinuation of LIBOR for further discussion.

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

We operate in an industry in which various practices are subject to potential litigation, including class actions, and regulatory scrutiny. We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business and may be the subject of regulatory proceedings (including investigations and enforcement actions). Plaintiffs may seek large or indeterminate amounts of damages in litigation and regulators may seek large fines in enforcement actions. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation and enforcement actions, it is possible that an unfavorable resolution of one or more matters could have a material and adverse effect on our business, financial condition, results of operations and cash flows. See Item 3. Legal Proceedings for certain matters to which we are a party. Even if we ultimately prevail in any litigation or receive positive results from investigations, we could incur material legal costs or our reputation could be materially adversely affected.

Our investments linked to real estate are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.

As of December 31, 2019, 25.4% of our net invested assets were linked to real estate, including 9.6% fixed maturity and equity securities, such as CMBS and RMBS, and 15.8% mortgage loans, including commercial mortgage loans (CML) and RML. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, the value of our real estate-related assets depends in part on the financial condition of the borrowers, the value of the real properties underlying the mortgages and, for commercial properties, the financial condition of the tenants of the properties underlying those mortgages, as well as general and specific economic trends affecting the overall default rate. An unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2019, 14.4% of our holdings in assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in mortgage prepayment behavior can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities or loans.

The CML we hold, and CML underlying the CMBS that we hold, face both default and delinquency risk. Legislative proposals that would allow or require modifications to the terms of CML, an increase in the delinquency or default rate of our CML portfolio or geographic or sector concentration within our CML portfolio could materially and adversely impact our financial condition and results of operations. Our investments in RML and RMBS also present credit risk. Higher than expected rates of default or loss severities on our RML investments and the RML underlying our RMBS investments may adversely affect the value of such investments. A significant number of the mortgages underlying our RML and RMBS investments are concentrated in certain geographic areas. Any event that adversely affects the economic or real estate market in any of these areas could have a disproportionately adverse effect on our RML and RMBS investments. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective. Any failure to manage these risks effectively could materially and adversely affect our financial condition and results of operations. A rise in home prices, concern regarding further changes to government policies designed to alter prepayment behavior, and increased availability of housing-related credit could combine to increase expected or actual prepayment speeds, which would likely lower the valuations of RML and the valuations of RMBS that we carry at a premium to par prices or that are structured as interest only securities and inverse interest only securities. In general, any significant weakness in the broader macro economy or significant problems in a particular real estate market may cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure. This could, in turn, have a material adverse effect on our credit loss experience. As of December 31, 2019, of the 15.8% mortgage loans, 0.2% were in the process of foreclosure.

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

As of December 31, 2019, 32% of the carrying value of our available-for-sale (AFS) securities, including related parties, was comprised of securities of issuers based outside of the U.S. and debt securities of foreign governments. Of our total AFS securities, including related parties, as of December 31, 2019, 10% were invested in CLOs of Cayman Islands issuers (for which the underlying assets are largely loans to U.S. issuers) and 22% were invested in other non-U.S. issuers. While we invest in securities of non-U.S. issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Consolidated Investment Portfolio for further information on international exposure.

We are subject to significant operating and financial restrictions imposed by our credit agreement and we are also subject to certain operating restrictions imposed by the indenture to which we are a party.

On December 3, 2019, AHL, ALRe, Athene USA Corporation (Athene USA) and AARe, as borrowers, entered into a credit agreement with a syndicate of banks, including Citibank, N.A., as administrative agent, and the other lenders named therein (Credit Facility). The Credit Facility contains various restrictive covenants which limit, among other things, subject to certain exceptions:

•	the ability of material subsidiaries of the borrowers to incur additional indebtedness and make guarantees;

•	the ability to create liens on the borrowers’ assets and on the equity interests of material subsidiaries;

•	the ability of any borrower or any material subsidiary thereof to make fundamental changes;

•	the ability of any borrower or any subsidiary thereof to engage in certain transactions with affiliates; and

•	the ability to make changes in the nature of the borrowers’ business.

These covenants, some of which are financial, may prevent or restrict us from capitalizing on business opportunities, including making additional acquisitions or growing our business. In addition, if AHL undergoes a “change of control” as defined in the Credit Facility, the lenders under the Credit Facility will have the right to terminate the facility and/or accelerate the maturity of all outstanding loans. As of December 31, 2019, no borrowings under the Credit Facility were outstanding. As a result of these restrictions and their effects on us, we may be limited in how we conduct our business and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

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

We distribute our annuity products through a variable cost distribution network, which includes approximately 50 IMOs, approximately 48,000 independent agents, 13 banks and 90 regional broker-dealers. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through small and mid-size banks and regional broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

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

We have grown and intend to grow our business in the future in part by acquisitions of other insurance companies and businesses, and through block reinsurance, each of which could require additional capital, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and block reinsurance transactions. While we have reviewed various opportunities and have successfully completed transactions in the past to facilitate our growth, competition exists in the market for profitable blocks of insurance and businesses. Such competition is likely to intensify as insurance businesses become more attractive targets. It is also possible that merger and acquisition transactions will become less frequent, which could also make it more difficult for us to implement our growth strategy as we have done in the past. Thus, in the future, we may not be able to find suitable acquisition or block reinsurance opportunities that are available at attractive valuations, or at all. Even if we do find suitable opportunities, we may not be able to consummate the transactions on commercially acceptable terms. In addition, to the extent we determine to finance an acquisition or block reinsurance transaction, suitable financing arrangements may not be available on acceptable terms, on a timely basis, or at all. Our acquisition and block reinsurance transaction activities may also divert the attention of our management from our business, which may have an adverse effect on our business and results of operations.

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

We are exposed to foreign currency exchange rate risk through the investments in our investment portfolio that are denominated in currencies other than the U.S. dollar or are issued by entities which primarily conduct their business outside of the U.S. We are also exposed to foreign currency exchange risk through our investment in certain subsidiaries domiciled in foreign jurisdictions, both as a result of our direct investment and as a result of currency mismatches between the assets and liabilities of those subsidiaries. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

As of December 31, 2019, we employed 37 non-Bermudians in our Bermuda office (other than spouses of Bermudians and holders of permanent residents’ certificates). We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates, and holders of working residents’ certificates) generally may not engage in any gainful occupation in Bermuda without a valid government work permit (with certain exceptions). A work permit is generally granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permit terms that are available for request range from three months to five years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain, or in certain instances renew, work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

The announcement and pendency of the Share Exchange and related transactions could adversely affect our businesses, results of operations and financial condition.

The announcement and pendency of the Share Exchange and related transactions could cause disruptions in and create uncertainty surrounding our businesses, including affecting our relationships with our existing and future policyholders, reinsurance counterparties, producers, employees and regulators, which could have an adverse effect on our businesses, results of operations and financial condition, and in turn, the price of our Class A common shares, regardless of whether the Share Exchange or other transactions are completed. In addition, we have expended, and continue to expend, significant management resources, in an effort to complete the Share Exchange, which are being diverted from our day-to-day operations.

If the Share Exchange is not completed, the price of our Class A common shares may fall to the extent that the current price of the shares reflects a market assumption that the Share Exchange will be completed. In addition, the failure to complete the Share Exchange may result in us receiving negative publicity or having a negative impression in the investment community and may affect our relationships with our existing and future policyholders, reinsurance counterparties, producers, employees and regulators and other partners in the business community.

We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Share Exchange from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into agreements similar to the Transaction Agreement. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our financial condition, results of operations and cash flows. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Share Exchange, then that injunction may delay or prevent the Share Exchange from being completed.

Item 1A.    Risk Factors

There is no public market for the AOG units we expect to receive in connection with the Share Exchange; the future performance of the AOG units is not guaranteed and our ability to liquidate the AOG units is limited.

The outstanding AOG units are privately held and are not traded in any public market. In addition, the value of the AOG units may perform in a manner that materially differs from our current expectations or from our expectations relative to the future performance of our Class A common shares, which we are, in part, exchanging for AOG units. Furthermore, we may only offer to sell the AOG units on a quarterly basis, subject to the terms, conditions and procedures set forth in the relevant transaction agreement. Accordingly, our ability to liquidate a portion of the consideration we expect to receive will be limited.

Risks Relating to Our Investment Manager

We rely on our investment management agreements with Apollo for the management of our investment portfolio. Apollo may terminate these arrangements at any time, and there are limitations on our ability to terminate such arrangements, which may adversely affect our investment results.

We rely on Apollo to provide us with investment management services pursuant to various investment management agreements (IMAs). Apollo relies in part on its ability to attract and retain key people, and the loss of services of one or more of the members of Apollo or any of its subsidiaries’ senior management could delay or prevent Apollo from fully implementing our investment strategy.

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

The boards of directors of AHL’s subsidiaries may terminate an IMA with the applicable Apollo subsidiary relating to the applicable subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of our bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Item 1A.    Risk Factors

Termination by Apollo

Conversely, we may be adversely affected if Apollo elects to terminate an IMA at a time when such agreement remains advantageous to us. We depend upon Apollo to implement our investment strategy. However, Apollo does not face the restrictions described above with regards to its ability to terminate any of its agreements with us and may terminate such agreements at any time. If Apollo chooses to terminate such agreements, there is no assurance that we could find a suitable replacement or that certain of the opportunities made available to us as a result of our relationship with Apollo would be offered by a suitable replacement, and therefore our financial condition and results of operations could be adversely impacted by our failure to retain a satisfactory investment manager.

Interruption or other operational failures in telecommunications, information technology and other operational systems at Apollo or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on Apollo’s systems, including as a result of human error, could have a material adverse effect on our business.

We are highly dependent on Apollo, as our investment manager, to maintain information technology and other operational systems to record and process its transactions with respect to our investment portfolio, which includes providing information that enables us to value our investment portfolio and may affect our financial statements. Apollo could experience a failure of one of these systems, its employees or agents could fail to monitor and implement enhancements or other modifications to a system in a timely and effective manner or its employees or agents could fail to complete all necessary data reconciliation or other conversion controls when implementing a new software system or modifications to an existing system. Additionally, anyone who is able to circumvent Apollo’s security measures and penetrate its information technology systems could access, view, misappropriate, alter or delete information in the systems, including proprietary information relating to our investment portfolio. The maintenance and implementation of these systems at Apollo is not within our control. Should Apollo’s systems fail to accurately record information pertaining to our investment portfolio, we may inadvertently include inaccurate information in our financial statements and experience a lapse in our internal control over financial reporting. The failure of any one of these systems at Apollo for any reason, or errors made by its employees or agents, could cause significant interruptions to its operations, which could adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations.

The historical performance of Apollo should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our common shares.

Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance Apollo will be able to avail itself of profitable investment opportunities in the future. Furthermore, the historical returns of our investments managed by Apollo are not directly linked to returns on our common shares, which are affected by various factors, one of which is the value of our investment portfolio. In addition, Apollo is compensated based on the aggregate value of the assets it manages on our behalf and on the allocation of those assets to certain fee categories, rather than on the investment returns achieved. Accordingly, there can be no guarantee Apollo will be able to achieve any particular return for our investment portfolio in the future.

The returns that we expect to achieve on our investment portfolio may not be realized.

We make certain assumptions regarding our future financial performance, including but not limited to, target returns on our organic and inorganic channels and target net spreads. Included within these assumptions are estimates regarding the level of returns to be achieved on our investment portfolio, including assumptions regarding the expected future performance of assets originated by Apollo’s asset origination platforms. These returns are subject to market and other factors and we can give no assurance that they will ultimately be achieved. Actual results may differ, perhaps significantly, from our current expectations. To the extent that such differences occur, our future financial performance may be materially and adversely different than that communicated herein and elsewhere.

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

Item 1A.    Risk Factors

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities in the United States and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial systems in general, as indicated by the recent adoption of the revised global insurance capital standard by the IAIS, as well as the U.S. group capital calculation being developed by the NAIC. See Item 1. Business–Regulation–Enterprise-Wide–Developing International Matters and Group Capital for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

Bermuda Laws and Regulations

As a holding company, AHL is not subject to the laws of Bermuda governing insurance companies; however, our Bermuda reinsurance subsidiaries are registered in Bermuda under the Bermuda Insurance Act as Class C and Class E insurers and are subject to the Bermuda Insurance Act and the rules and regulations promulgated thereunder. See Item 1. Business–Regulation–Bermuda for a summary of certain of the Bermuda laws and regulations applicable to our business. Failure to comply with these laws and regulations could subject us to monetary penalties and/or restrictions on our business imposed by the BMA, unanticipated costs associated with remedying such failure or other claims, harm to our reputation, interruption of our operations, revocation of our certificate of incorporation or an adverse impact on our financial position or results of operations.

Our failure to obtain or maintain licenses and/or other regulatory approvals as required for the operations of our insurance subsidiaries may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.

Each regulator retains the authority to license insurers in its jurisdiction and an insurer generally may not operate in a jurisdiction in which it is not licensed. We have U.S. domiciled insurance subsidiaries that collectively are currently licensed to do business in all 50 states and the District of Columbia. Our ability to retain these licenses depends on our and our subsidiaries’ ability to meet requirements established by the NAIC and adopted by each state, such as RBC standards and surplus requirements. Some of the factors influencing these requirements, particularly factors such as changes in equity market levels, the value of certain derivative instruments that do not receive hedge accounting, the value and credit ratings of certain fixed-income and equity securities in our investment portfolio, interest rate changes, changes to the applicable RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies, are out of our control.

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

On January 23, 2019, we received a letter from the NYSDFS, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities undertaken by our PRT business within New York State. We have been in dialogue with the NYSDFS regarding changes to our PRT business practices that are necessary to comply with New York law. Separately, on September 11, 2019, the NYSDFS issued Insurance Circular Letter No. 10 (2019) to remind all life insurers and insurance producers doing business in New York that an unauthorized life insurer’s employees or other representatives may not solicit, negotiate, sell, or service group annuity contracts through in-person meetings, telephone calls, mail, emails, access to web portals or in any other manner from an office or any other location in New York. Also, in 2019, we were notified by the NYSDFS that, in addition to such changes in our business practices, it proposes that we enter into a settlement agreement or consent order to resolve such licensing concerns. Although we do not expect any changes in our business practices implemented as a result of our discussions with the NYSDFS to have a material adverse effect on our ability to write PRT business, it is possible such changes could have a material impact on our future growth prospects within our PRT channel. Further, such settlement agreement or consent order, if entered into, will include fines and penalties. If we are unable to enter into a settlement agreement or consent order, the ultimate resolution of this matter could have a material impact on our results of operations.

The licenses currently held by our insurance subsidiaries are limited in scope with respect to the products that may be sold within the respective jurisdictions. To the extent that our insurance subsidiaries seek to sell products for which we are not currently licensed, such subsidiaries would be required to become licensed in each of the respective jurisdictions in which such products are expected to be sold. There is no assurance that our insurance subsidiaries would be able to obtain the relevant licenses and the subsidiaries’ inability to do so may impair our competitive position and reduce our growth prospects, causing our financial position, results of operations and cash flows to fall below our current expectations.

Item 1A.    Risk Factors

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

UK law imposes licensing and other regulatory requirements in respect of insurance and reinsurance business carried out in the UK. AHL, ALRe and ACRA 1A are UK tax resident companies but do not have the UK regulatory licenses required to write or carry out insurance business in the UK. Accordingly, their business does not involve transactions with UK domiciled clients and we believe that their operations and governance arrangements are otherwise undertaken to comply with UK regulatory requirements. ALReI is a Bermuda domiciled and regulated reinsurance subsidiary that is not a UK tax resident and does not have the UK regulatory licenses required to write or carry out insurance business in the UK. ALReI assumed reinsurance business from a UK domiciled client in December 2019, and will continue to seek other such opportunities going forward, in accordance with and as permitted under UK law. We believe ALReI’s business, operations and governance arrangements are undertaken to comply with UK law. We will continue to monitor developments in UK regulation to seek to cause AHL, ALRe, ACRA 1A and ALReI to comply with UK law and regulation at all times; however, there can be no assurance that the UK regulatory authorities will not interpret the application of the relevant rules in a manner that differs from our interpretation and challenge the existing or future arrangements.

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

Heightened standards of sales conduct as a result of the implementation of SAT or the adoption of other similar proposed rules or regulations could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Although we are subject to regulation in each state in which we conduct business, in many instances the state insurance laws and regulations emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Changes in these laws and regulations or interpretations thereof are often made for the benefit of the consumer and at the expense of the insurer and could have a material adverse effect on our domestic insurance subsidiaries’ businesses, financial condition and results of operations. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to our detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve profitability.

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

In light of the possibility of material additional tax cost to our U.S. subsidiaries, and because there are continued uncertainties regarding the computation of BEAT despite the recent release of final regulations implementing the BEAT, we have undertaken certain actions intended to mitigate the potential effect of the BEAT on our results of operations. While not expected, such actions may have adverse consequences to our business. There can be no assurances that our efforts to mitigate the BEAT will be successful, and our consideration of any further actions may be expensive and time consuming. In addition, we have been, and may continue to be, required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take may, in hindsight, prove to have been unnecessary, ineffective or counterproductive.

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
In addition, we have made estimates regarding the effective tax rate we expect to experience, which take into account the impacts of federal income tax and the BEAT. The determination of each such figure, or range of figures, involves numerous estimates and assumptions, including estimates and assumptions regarding our BEAT calculations. Such estimates and assumptions may prove incorrect. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future effective tax rate may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

Item 1A.    Risk Factors

AHL or its non-U.S. subsidiaries may be subject to U.S. federal income taxation in an amount greater than expected.

AHL and certain of its subsidiaries are incorporated under the laws of non-U.S. jurisdictions, including Bermuda. AHL and its subsidiaries that are treated as foreign corporations under the Internal Revenue Code (the Non-U.S. Subsidiaries, and together with AHL, the Non-U.S. Companies) have historically intended to operate in a manner that will not cause any of the Non-U.S. Companies to be treated as being engaged in a trade or business within the U.S. or subject to current U.S. federal income taxation on their net income. However, the enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act and other factors may cause some or all of our Non-U.S. Companies to conduct business differently. Further, there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-U.S. Company is engaged in a trade or business in the U.S.

Any Non-U.S. Company that is considered to be engaged in a trade or business in the U.S. generally will be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income) unless otherwise provided under the income tax treaty between the U.S. and Bermuda (Bermuda Treaty) and the UK Treaty. Any such U.S. federal income taxation could result in substantial tax liabilities and consequently could have a material adverse effect on our financial condition, results of operations and cash flows.

AHL and ALRe are UK tax residents and expect to qualify for the benefits of the UK Treaty because AHL’s Class A common shares are listed and regularly traded on the NYSE. ACRA is also a UK tax resident and expects to qualify for the benefits of the UK Treaty by reason of satisfying an ownership and base erosion test. Accordingly, AHL, ALRe and ACRA are expected to qualify for exemptions from, or reduced rates of, U.S. tax on certain amounts that are from U.S. sources or connected with a U.S. trade or business, provided that they satisfy all of the requirements of the UK Treaty. However, there can be no assurances that AHL, ALRe and ACRA will continue to qualify for treaty benefits, particularly given the potential implications of the Bermuda Economic Substance Act 2018, or will not have a U.S. permanent establishment to which their income is attributable. If AHL, ALRe or ACRA fails to qualify for treaty benefits or has a U.S. permanent establishment to which its income is attributable, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.
U.S. persons who own depositary shares representing an interest in our preferred stock or own our Class A common shares may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.

AHL’s bye-laws generally limit the voting power of our Class A common shares (and certain other of our voting securities) such that no person owns (or is treated as owning) more than 9.9% of the total voting power of our common shares (with certain exceptions). AHL’s bye-laws also generally reduce the voting power of Class B common shares held by certain holders if (A) one or more U.S. persons that own (or are treated as owning) more than 9.9% of the total voting power of our common shares own (or are treated as owning) individually or in the aggregate more than 24.9% of the voting power or the value of our common shares or (B) a U.S. person that is classified as an individual, an estate or a trust for U.S. federal income tax purposes owns (or is treated as owning) more than 9.9% of the total voting power of our common shares. Additionally, AHL’s bye-laws require the board of AHL to refer certain decisions with respect to ALRe and our non-U.S. subsidiaries to our shareholders, and to vote our shares in those subsidiaries accordingly. These provisions were intended to reduce the likelihood that AHL, ALRe or our Non-U.S. Companies will be treated as a CFC, other than for purposes of taking into account related person insurance income (RPII). However, the relevant attribution rules are complex and there is no definitive legal authority on whether the voting provisions included in AHL’s organizational documents are effective for purposes of the CFC provisions. In connection with the Share Exchange, our shareholders approved certain amendments to our bye-laws, including to the voting cutback provisions. These amendments will become effective if and when the Share Exchange and related transactions close.

Moreover, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under Section 958(b)(4) of the Internal Revenue Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. subsidiaries are deemed to own all of the stock of the Non-U.S. Subsidiaries for CFC purposes. Further, we believe that other U.S. persons are currently treated as 10% U.S. Shareholders (as defined below) that own more than 25% of the vote (and potentially more than 25% of the value) of ALRe by reason of downward attribution from our direct or indirect shareholders. Accordingly, the Non-U.S. Subsidiaries are currently treated as CFCs and ALRe is believed to be a CFC, at least for purposes of taking into account certain insurance income, without regard to whether the provisions of our bye-laws described above are effective for purposes of the CFC provisions. The legislative history under the Tax Act indicates that this change in law was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% U.S. Shareholder that is not related to the U.S. persons receiving such downward attribution. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

Item 1A.    Risk Factors

For any taxable year in which a Non-U.S. Company is treated as a CFC, a “10% U.S. Shareholder” of the Non-U.S. Company that held depositary shares representing an interest in our preferred stock or held our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year that the company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of the company’s insurance and reinsurance income and certain other investment income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). A “10% U.S. Shareholder” of an entity treated as a foreign corporation for U.S. federal income tax purposes is a U.S. person who owns (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any U.S. person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.

In general, a non-U.S. corporation is a CFC if 10% U.S. Shareholders, in the aggregate, own (or are treated as owning) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to 25% for purposes of taking into account the insurance income of a non-U.S. corporation. Special rules apply for purposes of taking into account any RPII of a non-U.S. corporation, as described below.

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

If any of the Non-U.S. Companies is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each U.S. person that owns depositary shares representing an interest in our preferred stock or owns our Class A common shares directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, a Non-U.S. Company generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning (directly or indirectly through non-U.S. entities) 25% or more of the total voting power or value of the Non-U.S. Company’s stock at any time during the taxable year. We believe that the Non-U.S. Companies will be treated as CFCs for this purpose based on the current and expected ownership of our shares.

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

Athene and Apollo have considerable overlap in ownership. If it is determined that Apollo “controls” us or the same persons “control” both us and Apollo through owning (or being treated as owning) more than 50% of the vote or value of Athene and Apollo, substantially all of the income of the Non-U.S. Companies that are engaged in reinsurance might constitute RPII. This would trigger the adverse RPII consequences described above to all U.S. persons that hold our depositary shares representing an interest in our preferred stock or hold our Class A common shares directly or indirectly through non-U.S. entities and would have a material adverse effect on the value of their investment in the depositary shares representing an interest in our preferred stock or their investment in our Class A common shares.

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

A U.S. tax-exempt organization that directly or indirectly owns depositary shares representing an interest in our preferred stock or owns our Class A common shares generally will recognize unrelated business taxable income and be subject to additional U.S. tax filing obligations to the extent such tax-exempt organization is required to take into account any of our insurance income or RPII pursuant to the CFC and RPII rules described above. U.S. tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of depositary shares representing an interest in our preferred stock or ownership of our Class A common shares.

U.S. persons who own depositary shares representing an interest in our preferred stock or own our Class A common shares may be subject to adverse tax consequences if AHL is considered a passive foreign investment company for U.S. federal income tax purposes.

If AHL is considered a passive foreign investment company for U.S. federal income tax purposes (PFIC), a U.S. person who directly or, in certain cases, indirectly owns depositary shares representing an interest in our preferred stock or owns our Class A common shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of AHL’s non-U.S. status and additional U.S. tax filing obligations, regardless of the number of shares owned.

We currently do not expect that AHL will be a PFIC in the current taxable year or the foreseeable future because AHL, through its Non-U.S. Companies that are insurance enterprises (Non-U.S. Insurance Companies), intends to qualify for the “active insurance” exception to PFIC treatment. This exception was amended as part of the Tax Act, and we believe that we qualify for the exception as amended. However, there is significant uncertainty regarding how the exception will be interpreted. The IRS recently proposed regulations providing guidance on the amended exception. The proposed regulations are not effective until adopted in final form.

Under the Internal Revenue Code and the proposed regulations, the active insurance exception is available only if a foreign insurance company is considered to be engaged in the “active conduct” of an insurance business. The proposed regulations state that whether a company is engaged in the “active conduct” of an insurance business is a facts and circumstances test, but then introduce a “bright line” rule providing that the “active conduct” requirement is met if, and only if, the insurance company’s “active conduct percentage” is at least 50%. In general, a company’s active conduct percentage is determined by dividing the company’s aggregate expenses for certain insurance-related services of its officers and employees (and the officers and employees of certain affiliates) by the company’s aggregate expenses for such insurance-related services (including those paid to unaffiliated persons). The precise scope of expenses that should be taken into account in calculating the active conduct percentage is unclear.

Item 1A.    Risk Factors

Our Non-U.S. Insurance Companies generally pay fees to unaffiliated service providers, including affiliates of Apollo, for investment management and other services. Including such fees in the calculation would have the effect of reducing their active conduct percentages. Due to uncertainty in the scope of expenses that should be taken into account, complexity in tracking and allocating expenses, and variations in expenses from year to year, among other uncertainties, no assurances can be provided that the active conduct percentages of our Non-U.S. Insurance Companies will be at least 50% in any given year. Accordingly, if the proposed regulations were finalized in their proposed form, depending on which expenses are included in the fraction, there is risk that one or more of our Non-U.S. Insurance Companies would be considered a PFIC in one or more taxable years, in which case AHL may also be a PFIC in such taxable years.

The IRS has requested comments on several aspects of the proposed regulations. It is uncertain when the proposed regulations will be finalized, and whether the provisions of any final or temporary regulations will vary from the proposed regulations. As a result, we cannot assure you that AHL will not be treated as a PFIC. If AHL is treated as a PFIC, the adverse tax consequences described above generally would also apply with respect to a U.S. person’s indirect ownership interest in any PFICs in which AHL directly or, in certain cases, indirectly, owns an interest, including ALRe or ACRA (if they are PFICs).

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

Many of the products that we sell and reinsure benefit from one or more forms of tax-favored status under current U.S. federal and state income tax regimes. For example, we sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Future changes in U.S. federal or state tax law, could reduce or eliminate the attractiveness of such products, which could affect the sale of our products or increase the expected lapse rate with respect to products that have already been sold. Decreases in product sales or increases in lapse rates, in either case, brought about by changes in U.S. tax law, may result in a decrease in net invested assets and therefore investment income and may have a material and adverse effect on our business, financial position, results of operations and cash flows.

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

If AHL is treated as engaged in a U.S. trade or business in any taxable year, all or a portion of the dividends on our preferred stock or our Class A common shares may be treated as U.S. source income and may be subject to withholding and information reporting under FATCA unless a shareholder (and any intermediaries through which the shareholder holds its shares) establishes an exemption from such withholding and information reporting. As discussed above, we have historically intended to limit our U.S. activities so that AHL is not considered to be engaged in a U.S. trade or business. However, the enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act and other factors may cause AHL to conduct its business differently. Furthermore, no definitive standards are provided by the Internal Revenue Code, U.S. Treasury regulations or court decisions regarding when a foreign corporation is engaged in the conduct of a U.S. trade or business. Because the law is unclear, and the determination is highly factual and must be made annually, there is no assurance that the IRS will not contend that AHL is engaged in a U.S. trade or business.

Item 1A.    Risk Factors

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

In 2015, the Organisation for Economic Co-operation and Development (OECD) published final recommendations on base erosion and profit shifting (BEPS). These BEPS recommendations propose the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.

Several of the areas of tax law on which the BEPS project has focused have led or will lead to changes in the domestic law of individual OECD jurisdictions. These changes include (amongst others) restrictions on interest and other deductions for tax purposes, the introduction of broad anti-hybrid regimes and reform of controlled foreign company rules. Changes are also expected to arise in the application of certain double tax treaties as a result of the implementation and adoption of the OECD’s Multilateral Instrument, which may restrict our ability to rely on the terms of relevant double tax treaties in certain circumstances. Further, recent BEPS developments include proposals for new profit allocation and nexus rules and for rules to ensure that the profits of multinational enterprises are subject to a minimum rate of tax.

Changes of law in individual jurisdictions which may arise as a result of the BEPS project may ultimately increase the tax base of our subsidiaries in certain jurisdictions or our worldwide tax exposure. Those changes of law are also potentially relevant to our ability to efficiently fund and realize investments or repatriate income or capital gains from relevant jurisdictions, and could ultimately necessitate some restructuring of our subsidiaries or business operations. The changes of law resulting from the BEPS project also include revisions to the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment.

Other BEPS-related changes focus on the goal of ensuring that transfer pricing outcomes are in line with value creation. Changes to tax laws resulting from the BEPS project could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to existing transfer pricing rules and could potentially have an impact on our taxable profits in various jurisdictions.

Since 2017 (and in consequence of the BEPS project), some countries in which we do business, including Bermuda, have required certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis. The information we are required to report pursuant to this country-by-country reporting (as well as information we are required to report pursuant to certain other exchange of information regimes (for example, pursuant to the Common Reporting Standard)) could ultimately result in certain tax authorities having greater access to information enabling them to challenge our tax positions in a number of different areas - transfer pricing in particular.

Our operations may be affected by the introduction of EU mandatory disclosure rules under DAC 6.

The EU has introduced new mandatory disclosure rules for cross-border arrangements which satisfy certain hallmarks, as part of a new Directive widely referred to as “DAC 6”. The scope of the arrangements and hallmarks which may trigger disclosure is very wide, and not limited to aggressive tax planning or indeed (for certain of the hallmarks) to arrangements which have any tax motive. Although first disclosures are not required until August 2020, the rules will apply retrospectively to any arrangements put in place or made available for implementation on or after June 25, 2018. The obligation to file disclosures under DAC 6 will fall on persons acting as intermediaries, which in many cases may require our advisors and other service providers to file disclosures relating to arrangements we are party to, in the first instance. Other intermediaries may have reporting obligations to the extent that they could be reasonably expected to know that they provided aid, assistance or advice with respect to an arrangement to which we are a party.

It is, however, likely that at least some relevant arrangements will need to be disclosed directly by us (whether because we are treated as the relevant intermediary for those purposes, or in certain circumstances because our advisors are exempt from disclosure under professional privilege rules). We intend to operate in compliance with DAC 6 mandatory disclosure rules. Achieving and maintaining compliance is likely to entail some cost to us, and any inadvertent failure to comply with our obligations may lead to fines and penalties, which would have an adverse effect on our results of operations.

Item 1A.    Risk Factors

Risks Relating to Investment in Our Class A Common Shares

The interest of the Apollo Group, which currently controls 45% of, and is expected to continue to control a significant portion of, the total voting power of AHL and holds a number of the seats on our board of directors, may conflict with that of other shareholders and could make it more difficult for you and other shareholders to influence significant corporate decisions.

The Apollo Group currently controls 45% of, and is expected to continue to control a significant portion of, the total voting power of AHL. As a result, the Apollo Group could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, appointment of members of our management, election of directors, approval of the termination of our IMAs and determination of our corporate policies, which may reduce the market price of our common shares. Until such time that we have converted to a single class common share structure, either pursuant to the Share Exchange or otherwise, even if the Apollo Group reduces its beneficial ownership below its current holdings or we raise additional equity from investors other than members of the Apollo Group, because of its control over 45% of our aggregate voting power for so long as any member of the Apollo Group owns at least one Class B common share, the Apollo Group will continue to be able to assert significant influence over our board of directors and certain corporate actions.

After giving effect to the Share Exchange and other contemplated transactions (including the exercise of Apollo’s contingent right to purchase additional shares), it is expected that Apollo, its affiliates and certain of its employees and consultants will beneficially own approximately 35% of the Class A common shares of AHL, in the aggregate. In addition, as part of the Share Exchange and related transactions, we expect to enter into a shareholders agreement with relevant members of the Apollo Group which will provide for, among other things, such members having the right to nominate a number of directors to the board of directors on a proportionate basis to their beneficial ownership of Class A common shares (including any Class A common shares to which a valid proxy has been granted to affiliates of Apollo under a voting agreement).

The interests of our existing shareholders, particularly members of the Apollo Group, may conflict with the interests of our other shareholders. Actions that members of the Apollo Group take as shareholders may not be favorable to our other shareholders. For example, the concentration of voting power held by the Apollo Group, the significant representation on our board of directors by individuals who are employees of the Apollo Group, or the limitations on our ability to terminate any IMA with Apollo could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another shareholder may otherwise view favorably. Members of the Apollo Group may, in their role as shareholders, vote in favor of a merger, takeover or other business combination transaction which our other shareholders might not consider in their best interests, including those transactions in which the Apollo Group may have an interest. In addition, as long as a business combination transaction were deemed to be in our best interests, our current charter and bye-laws would not prevent us from entering into a business combination transaction that provided for the payment of different consideration to holders of the Class B common shares, which are held by the Apollo Group or its affiliates, than to the Class A common shares. As part of the Share Exchange and related transactions, we are proposing certain amendments to our bye-laws, including to eliminate our multi-class common share structure.

Our conflicts committee and our disinterested directors analyze certain of these conflicts to protect against potential harm resulting from conflicts of interest in connection with transactions that we have entered into or will enter into with Apollo or its affiliates. Specifically, our bye-laws require that the conflicts committee (in accordance with its charter and procedures) approve certain material transactions by and between us and Apollo or its affiliates, including entering into material agreements or the imposition of any new fee or increase in the rate at which fees are charged to us, subject to certain exceptions. See Item 13. Certain Relationships and Related Transactions, and Director Independence. These conflicts provisions will not, by themselves, prohibit transactions with Apollo or its affiliates. In addition, our conflicts committee may exclusively rely on information provided by Apollo, including with respect to fees charged by Apollo or its affiliates, and with respect to the historical performance or fees of unrelated service providers used for comparison purposes, and may not independently verify the information so provided.

Apollo charges us management fees based on the composition and value of our assets. Substantially all of our net invested assets are managed by Apollo. Our investment policies permit Apollo to invest in securities of issuers with which it is affiliated, including funds managed by Apollo. Apollo may make such investments at its discretion, subject only to the approval of our conflicts committee in certain cases and/or certain regulatory approvals. Accordingly, Apollo may have a conflict of interest in managing our investments, which could increase amounts payable by us for asset management services or cause us to receive a lower return on our investments than if our investment portfolio was managed by another party. Asset management fees are paid based on the amount of our net invested assets regardless of the results of our operations. Therefore, Apollo could be incentivized to exercise its influence to cause us to increase our net invested assets, which may have an adverse impact on our financial condition, results of operations and cash flows.

Item 1A.    Risk Factors

We have made investments in collective investment vehicles managed by Apollo affiliates, including seed investments in new investment vehicles or investment strategies offered by Apollo which have limited track records, as well as junior and subordinated tranches of structured investment vehicles which may assist Apollo in meeting certain regulatory requirements applicable to Apollo as the sponsor of such vehicles. Such Apollo affiliates may charge us or such vehicles management or other fees, that independently, or when taken together with other fees charged by Apollo, may not be the lowest fee available for similar investment management services offered by unrelated managers. In addition, it is possible that such unrelated managers may perform better than Apollo. Apollo is not obligated to devote any specific amount of time to our affairs, or to the funds in which we are invested and our bye-laws impose restrictions on our right to terminate any IMA or sub-advisory arrangement. Affiliates of Apollo manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by Apollo and in which Apollo may have an equity interest. We will compete with other Apollo clients not only in terms of time spent on management of our portfolio, but also for allocation of assets that do not have significant supply. In addition, there may be different Apollo investment teams investing in the same strategies for different clients, including us. As a result, we may compete with other Apollo clients for the same investment opportunities, potentially disadvantaging us. Apollo may also manage accounts whose asset management fee schedules, investment objectives and policies differ from ours, which may cause Apollo to allocate securities in a manner that may have an adverse effect on our ability to source appropriate assets and meet our strategic objectives.

Under the Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between us and AAM (Fee Agreement), Apollo receives higher sub-allocation fees for investing in asset classes with higher alpha generating abilities. There is no assurance that higher returns will be achieved by investing in these asset classes. Accordingly, Apollo is incentivized to increase the amount of investments subject to higher sub-allocation fees, which may result in greater risk to the returns in our investment portfolio. While we believe that we and Apollo have each implemented appropriate risk governance regarding asset allocation, it is possible that such incentives could result in increased holdings of assets with higher alpha generating abilities, and if such investments fail to perform, it could have an adverse impact on our investment results.

From time to time, Apollo may acquire investments on our behalf which are senior or junior to other instruments of the same issuer that are held by, or acquired for, another Apollo client (for example, we may acquire junior debt while another Apollo client may acquire senior debt). In the event such an issuer enters bankruptcy or becomes otherwise insolvent, the client holding securities which are senior in preference may have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to the client, and the client holding the investment which is junior in the capital structure may not have access to sufficient assets of the issuer to completely satisfy its claim against the issuer and may suffer a loss. It is our understanding that Apollo has adopted procedures that are designed to enable it to address such conflicts and to ensure that clients are treated fairly and equitably in these situations. However, given Apollo’s fiduciary obligations to the other client, Apollo may be unable to manage our investment in the same manner as would have been possible without the conflict of interest. In such event, we may receive a lower return on such investment than if another Apollo client was not in a different part of the capital structure of the issuer.

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

Apollo and its affiliates regularly obtain material non-public information regarding various potential acquisition or trading targets. When Apollo and its affiliates obtain material non-public information regarding a potential acquisition or trading target, Apollo becomes restricted from trading in such acquisition or trading target’s outstanding securities. Some of such securities may be potential investment opportunities for us, or may be owned by us and be potential disposition opportunities. The inability of Apollo to purchase or sell such investments on our behalf as a result of these restrictions may result in us acquiring investments that may otherwise underperform the restricted investments that Apollo would have acquired, or incurring losses on investments that Apollo would have sold, on our behalf, had such restrictions not been in place.

James R. Belardi, our Chief Executive Officer, also serves as Chief Executive Officer of ISG and receives compensation from ISG for services he provides. Mr. Belardi also owns a 5% profit interest in ISG (Interest). It is expected that the Interest will be revised such that Mr. Belardi will receive a lesser interest in the equity of ISG and also receive a specified percentage of other fee streams earned by Apollo, potentially comprised of or including the sub-allocation fees. See Note 14 – Related Parties – Apollo – Current fee structure to the consolidated financial statements for additional information regarding the sub-allocation fees. Under this arrangement, it is expected that Mr. Belardi would retain the Interest only during employment; and if Mr. Belardi remains employed with ISG through December 31, 2023, then following his employment termination, he would be eligible to receive a one-time payment equal to a multiple of the annual amount historically earned through the Interest. Accordingly, Mr. Belardi’s involvement as a member of our board of directors and management team and as an officer and director of ISG may lead to a conflict of interest. Furthermore, certain members of our board of directors also serve on the board of directors of ISG or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 1A.    Risk Factors

Our bye-laws contain provisions that could discourage takeovers and business combinations that our shareholders might consider in their best interests, including provisions that prevent a holder of Class A common shares from having a significant stake in Athene.

Our bye-laws include certain provisions that could have the effect of delaying, deferring, preventing or rendering more difficult a change of control that holders of our Class A common shares might consider in their best interests. For example, our bye-laws prohibit holders of our Class A common shares and certain other classes of our common shares (other than those owned by the Apollo Group) from having more than 9.9% of the total voting power of our common shares. Subject to certain exceptions determined by our board on the basis set forth in our bye-laws, the votes attributable to a holder of Class A common shares above 9.9% of the total voting power of our common shares are redistributed to other holders of Class A common shares pro rata based on the then current voting power of each holder. Such adjustments are likely to result in a shareholder having voting rights in excess of its pro rata share of the voting power of our Class A common shares. Therefore, a shareholder’s voting rights may increase above 5% of the aggregate voting power of the outstanding common shares, thereby possibly resulting in the shareholder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. These requirements could discourage any potential investment in our Class A common shares. Additionally, in connection with the Share Exchange, we have proposed certain amendments to our bye-laws, including to the voting cutback provisions. In addition, our board is classified into three classes of directors, with directors of each class serving staggered three-year terms. Any change in the number of directors is required by our bye-laws to be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class or from the removal of a director will hold such directorship for a term that coincides with the remaining term of that class. Moreover, our bye-laws require specific advance notice procedures and other protocols for holders of common shares to make shareholder proposals and nominate directors. Among other requirements, a shareholder must meet the minimum requirements for eligible shareholders to submit shareholder proposals under Rule 14a-8 of the Exchange Act, and submit specific information and make specific undertakings in relation to the shareholder proposal or director nomination.

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

Item 1A.    Risk Factors

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

Item 1A.    Risk Factors

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

AHL’s subsidiaries may not be able to, or may not be permitted to, make distributions to enable AHL to meet its obligations and pay dividends. These limitations on AHL’s U.S. subsidiaries’ abilities to pay dividends to AHL via its Bermuda subsidiaries may negatively impact AHL’s financial condition, results of operations and cash flows. If AHL is not able to receive sufficient distributions from its subsidiaries, AHL may be required to raise funds through the incurrence of indebtedness, issuance of equity or sale of assets. AHL’s ability to access funds through such methods is subject to market conditions and there can be no assurance that AHL would be able to raise funds on favorable terms or at all.

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

Dividends by AHL are also subject to restrictions included within the Credit Facility and may be subject to restrictions included in any indebtedness or credit agreement that AHL enters into in the future. AHL does not currently anticipate paying any regular cash dividends on its common shares. Any decision to declare and pay dividends in the future will be made at the discretion of AHL’s board of directors and will depend on, among other things, AHL’s results of operations, financial condition, cash requirements, excess capital position, alternative uses of capital, contractual restrictions and other factors that AHL’s board of directors may deem relevant. Therefore, any return on investment in AHL’s common stock may be solely dependent upon the appreciation of the price of AHL’s common stock on the open market, which may not occur.

Future sales of common shares by existing shareholders could cause our share price to decline.

Sales of substantial amounts of our Class A common shares in the public market, or the perception that these sales could occur, could cause the market price of our Class A common shares to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have filed registration statements on Form S-8 under the Securities Act to register the Class A common shares to be issued under our 2017 employee stock purchase plan (ESPP) and our equity compensation plans and, as a result, all Class A common shares acquired upon the purchase of shares under our ESPP and the vesting of share awards or the exercise of stock options granted under our equity compensation plans will also be freely tradeable under the Securities Act, subject to the terms of any lock-up agreements, unless purchased by our affiliates. As of December 31, 2019, 7.0 million common shares are reserved for future issuances under our ESPP and equity incentive plans, in the aggregate.

Furthermore, Apollo has the right to require, and subject to the completion of the Share Exchange and the expiration or waiver of any lock-up agreements, will have the right to require, with respect to the shares received in connection therewith, us to register Class A common shares for resale in some circumstances pursuant to the registration rights agreements we have entered or will enter into with Apollo.

In the future, we may issue additional common shares or other equity or debt securities convertible into or exercisable or exchangeable for Class A common shares in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our Class A common shares to decline.

Our Chief Executive Officer and President entered into a voting agreement pursuant to which each of them appointed an affiliate of Apollo as his proxy and attorney-in-fact to vote all of his Class A common shares at any meeting of our shareholders following the closing of the Share Exchange.

In connection with the Share Exchange and related transactions, an affiliate of Apollo (AMH), James Belardi, our Chief Executive Officer, and William Wheeler, our President, entered into a voting agreement, pursuant to which each such shareholder irrevocably appointed AMH as his proxy and attorney-in-fact to vote all of such shareholder’s Class A common shares at any meeting of our shareholders occurring following the closing of the Share Exchange and in connection with any written resolution of our shareholders following the closing of the transaction. This means that, subject to certain exceptions, all of the Class A common shares beneficially owned by Messrs. Belardi and Wheeler and entitled to vote (expected to constitute a small amount of the voting power of AHL immediately following the closing of the transaction) will be voted by AMH at any meeting of our shareholders following the closing of the transaction and in connection with any written resolution of our shareholders following the closing of the transaction.

Item 1A.    Risk Factors

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We own our headquarters for U.S. operations, which is located in West Des Moines, IA and we lease our head office for Bermuda operations, which is located in Pembroke, Bermuda. Our Retirement Services segment includes our Iowa and Bermuda offices. We believe that for the foreseeable future our West Des Moines, Bermuda and other properties will be sufficient for us to conduct our current operations.

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

From time to time, in the ordinary course of business and like others in the insurance and financial services industries, we receive requests for information from government agencies in connection with such agencies’ regulatory or investigatory authority. Such requests can include financial or market conduct examinations, subpoenas or demand letters for documents to assist such agencies in audits or investigations. We and each of our U.S. insurance subsidiaries review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to them in the future.

For a description of certain legal proceedings affecting us, see Note 15 – Commitments and Contingencies – Litigation, Claims and Assessments to the consolidated financial statements.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common shares trade on the NYSE under the symbol “ATH”. There is no established public trading market for our Class B and Class M common shares and no bid information is available for such shares.

Shareholders

As of January 31, 2020, there were 143,296,155 Class A common shares outstanding and held of record by 218 shareholders, 25,381,321 Class B common shares outstanding and held of record by 13 shareholders, 3,263,890 Class M-1 common shares outstanding and held of record by five shareholders, 841,011 Class M-2 common shares outstanding and held of record by two shareholders, 1,000,000 Class M-3 common shares are outstanding and held of record by two shareholders, and 3,948,905 Class M-4 common shares outstanding and held of record by 86 shareholders.

Dividends

We do not currently pay dividends on any of our common shares and we currently intend to retain all available funds and any future earnings for use in the operation of our business. We may, however, pay cash dividends on our common shares in the future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal and regulatory requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. We currently have preferred stock on which we intend to pay dividends at the rate specified in the applicable certificate of designation, subject to declaration by our board of directors. See Note 10 – Equity to the consolidated financial statements for further information.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters–Share Incentive Plan Information for information regarding our equity compensation plans.

Recent Sales of Unregistered Securities

Previously reported in the Current Report on Form 8-K filed with the SEC on October 28, 2019.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended December 31, 2019 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs [1,2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2019	7,050,056	$40.15	7,050,056	$640,157,788
November 1 – November 30, 2019	14	$43.89	—	$640,157,788
December 1 – December 31, 2019	1,237	$46.96	—	$640,157,788

[1] Differences in amounts between column (a) and (c) relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

2 On December 10, 2018, we announced that our board of directors had approved an authorization for the repurchase of up to $250 million of our Class A common shares (Previous Authorization). On May 7, 2019, we announced that our board of directors had approved an authorization for the repurchase of up to $350 million of our Class A common shares, inclusive of the remaining shares authorized for repurchase under the Previous Authorization. On June 10, 2019, we announced that our board of directors had approved an additional $120 million authorization for the repurchase our Class A common shares. On August 5, 2019, we announced that our board of directors had approved an additional $350 million authorization for the repurchase of our Class A common shares. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. None of the authorizations have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 10 – Equity to the consolidated financial statements for more information.

Purchases of depositary shares made by or on behalf of us or our affiliates during the period commencing with the inaugural offering of depositary shares on June 10, 2019 through December 31, 2019 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
June 10 – June 30, 2019	130,000	$25.00	—	$—
July 1 – July 31, 2019	—	$—	—	$—
August 1 – August 31, 2019	—	$—	—	$—
September 1 – September 30, 2019	50,000	$25.00	—	$—
October 1 – October 31, 2019	—	$—	—	$—
November 1 – November 30, 2019	—	$—	—	$—
December 1 – December 31, 2019	—	$—	—	$—

[1] Purchases relate to purchases of depositary shares made by certain executive officers and directors in connection with the public offering of such depositary shares. James Belardi purchased 80,000 depositary shares, each representing a 1/1,000th interest in a 6.35 Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A, par value $1.00 and liquidation preference $25,000 (Series A Depositary Shares) and 40,000 depositary shares, each representing a 1/1,000th interest in a 5.625% Fixed Rate Perpetual Non-Cumulative Preference Share, Series B, par value $1.00 and liquidation preference $25,000 (Series B Depositary Shares). Grant Kvalheim, an executive officer, purchased 40,000 Series A Depositary Shares. Marc Beilinson, member of our Board of Directors, purchased 10,000 Series A Depositary Shares and 10,000 Series B Depositary Shares.

2 As of December 31, 2019, our Board of Directors had not authorized any purchases of depositary shares in connection with a publicly announced plan or program.

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

	Years ended December 31,
(In millions, except percentages and per share data)	2019	2018[1,3]	2017	2016	2015[2]
Consolidated Statements of Income Data
Total revenues	$16,258	$6,637	$8,788	$4,105	$2,618
Total benefits and expenses	13,956	5,462	7,324	3,393	2,023
Income before income taxes	2,302	1,175	1,464	712	595
Net income	2,185	1,053	1,358	773	595
Net income available to Athene Holding Ltd. common shareholders	2,136	1,053	1,358	773	579
Adjusted operating income available to common shareholders (a non-GAAP measure)	1,289	1,140	1,055	759	760
ROE	19.7%	12.1%	16.9%	12.6%	11.7%
Adjusted operating ROE (a non-GAAP measure)	14.1%	13.9%	15.1%	12.6%	16.2%
Earnings per share[4]
Basic	$11.44	$5.34	$6.95	$4.14	$3.31
Diluted – Class A common shares	$11.41	$5.32	$6.91	$4.04	$3.30
Adjusted operating earnings per common share (a non-GAAP measure)	$6.97	$5.82	$5.39	$3.93	$4.34
Weighted average common shares outstanding
Basic[4]	186.6	197.1	195.3	186.8	175.1
Diluted – Class A common shares[4]	154.3	161.1	111.0	53.5	41.3
Adjusted operating common shares (a non-GAAP measure)[5]	184.8	195.9	195.9	193.4	175.2

Consolidated Balance Sheets Data
Investments, including related parties	$129,845	$107,632	$84,379	$72,433	$64,525
Investments of consolidated variable interest entities	705	709	859	901	1,565
Total assets	146,875	125,505	100,161	86,740	80,864
Interest sensitive contract liabilities	102,745	96,610	68,099	61,580	57,306
Future policy benefits	23,330	16,704	17,557	14,562	14,533
Long-term debt	992	991	—	—	—
Total liabilities	132,734	117,229	90,985	79,858	75,496
Total AHL shareholders’ equity	13,391	8,276	9,176	6,881	5,367
Total adjusted common shareholders’ equity (a non-GAAP measure)	9,445	8,823	7,566	6,452	5,589
Book value per common share	$76.21	$42.45	$46.60	$35.78	$28.84
Adjusted book value per common share (a non-GAAP measure)	$54.02	$45.59	$38.43	$32.85	$30.03
Common shares outstanding[6]	175.7	195.0	196.9	192.3	186.1
Adjusted operating common shares outstanding (a non-GAAP measure)[5]	174.9	193.5	196.9	196.4	186.1

[1] During the year ended December 31, 2018, we entered into various agreements to reinsure blocks of fixed and fixed index annuities. See Note 6 – Reinsurance to the consolidated financial statements for additional information.

[2] Reflects the acquisition of our former subsidiary Athora on October 1, 2015.
[3] Reflects the deconsolidation of Athora effective January 1, 2018. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies
to the consolidated financial statements for additional information.

[4] Basic earnings per common share, including basic weighted average common shares outstanding, includes all classes eligible to participate in dividends for each period presented. Diluted earnings per share on Class A common shares, including diluted Class A weighted average common shares outstanding, includes the dilutive impacts, if any, of Class B common shares, Class M common shares and any other stock-based awards. See Note 11 – Earnings Per Share to the consolidated financial statements for additional information regarding basic and diluted earnings per common share.

[5] Represents Class A common shares outstanding or weighted average common shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares, Class M common shares and any other stock-based awards. For December 31, 2015, Class M common shares were not included due to issuance restrictions which were contingent upon our IPO.

[6] Represents common shares vested and outstanding for all classes eligible to participate in dividends for each period presented. See Note 11 – Earnings Per Share to the consolidated financial statements for additional information regarding classes eligible to participate in dividends as of each period.

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

The following are reconciliations of certain GAAP measures appearing in the preceding table, including net income available to AHL common shareholders, basic weighted average common shares outstanding – Class A, and basic earnings per common share – Class A, to their corresponding non-GAAP measures, including adjusted operating income available to common shareholders, weighted average common shares outstanding – adjusted operating, and adjusted operating earnings per common share, respectively:

	Years ended December 31,
(In millions)	2019	2018	2017	2016	2015
Net income available to AHL common shareholders	$2,136	$1,053	$1,358	$773	$579
Non-operating adjustments
Investment gains (losses), net of offsets	994	(274)	199	47	(56)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(65)	242	230	67	(30)
Integration, restructuring and other non-operating expenses	(70)	(22)	(68)	(22)	(58)
Stock compensation expense	(12)	(11)	(33)	(82)	(67)
Income tax (expense) benefit – non-operating	—	(22)	(25)	4	30
Less: Total non-operating adjustments	847	(87)	303	14	(181)
Adjusted operating income available to common shareholders	$1,289	$1,140	$1,055	$759	$760

	Years ended December 31,
(In millions)	2019	2018	2017	2016	2015
Basic weighted average common shares outstanding – Class A	153.9	160.5	107.7	52.1	41.2
Conversion of Class B common shares to Class A common shares	25.4	29.3	81.6	134.5	133.9
Conversion of Class M common shares to Class A common shares	5.1	5.6	6.1	6.6	—
Effect of other stock compensation plans	0.4	0.5	0.5	0.2	0.1
Weighted average common shares outstanding – adjusted operating	184.8	195.9	195.9	193.4	175.2

	Years ended December 31,
	2019	2018	2017	2016	2015
Basic earnings per share – Class A common shares	$11.44	$5.34	$6.95	$4.14	$3.31
Non-operating adjustments
Investment gains (losses), net of offsets	5.39	(1.40)	1.02	0.24	(0.33)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(0.36)	1.24	1.17	0.35	(0.17)
Integration, restructuring and other non-operating expenses	(0.37)	(0.12)	(0.35)	(0.12)	(0.33)
Stock compensation expense	(0.07)	(0.05)	(0.17)	(0.42)	(0.38)
Income tax (expense) benefit – non-operating	—	(0.11)	(0.13)	0.02	0.17
Less: Total non-operating adjustments	4.59	(0.44)	1.54	0.07	(1.04)
Effect of items convertible to or settled in Class A common shares	(0.12)	(0.04)	0.02	0.14	0.01
Adjusted operating earnings per common share	$6.97	$5.82	$5.39	$3.93	$4.34

Item 6.    Selected Financial Data

The following is a reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is used in calculating adjusted operating ROE and adjusted book value per common share:

	December 31,
(In millions)	2019	2018	2017	2016	2015
Total AHL shareholders’ equity	$13,391	$8,276	$9,176	$6,881	$5,367
Less: Preferred stock	1,172	—	—	—	—
Total AHL common shareholders’ equity	12,219	8,276	9,176	6,881	5,367
Less: AOCI	2,281	(472)	1,449	366	(241)
Less: Accumulated change in fair value of reinsurance assets	493	(75)	161	63	19
Total adjusted AHL common shareholders’ equity	$9,445	$8,823	$7,566	$6,452	$5,589

The following is a reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is used in calculating adjusted operating ROE:

	December 31,
(In millions)	2019	2018	2017	2016	2015
Average AHL shareholders’ equity	$10,834	$8,726	$8,029	$6,124	$4,959
Less: Average preferred stock	586	—	—	—	—
Less: Average AOCI	905	489	908	63	203
Less: Average accumulated change in fair value of reinsurance assets	209	43	112	41	58
Average adjusted AHL common shareholders’ equity	$9,134	$8,194	$7,009	$6,020	$4,698

The following is a reconciliation of Class A common shares outstanding to its corresponding non-GAAP measure, adjusted operating common shares outstanding:

	December 31,
(In millions)	2019	2018	2017	2016	2015
Class A common shares outstanding	142.8	162.2	142.2	77.0	50.1
Conversion of Class B common shares to Class A common shares	25.4	25.4	47.4	111.8	136.0
Conversion of Class M common shares to Class A common shares	5.5	4.9	6.4	6.8	—
Effect of other stock compensation plans	1.2	1.0	0.9	0.8	—
Adjusted operating common shares outstanding	174.9	193.5	196.9	196.4	186.1

The following is a reconciliation of book value per common share to its corresponding non-GAAP measure, adjusted book value per common share:

	December 31,
	2019	2018	2017	2016	2015
Book value per common share	$76.21	$42.45	$46.60	$35.78	$28.84
Preferred stock	(6.67)	—	—	—	—
AOCI	(12.98)	2.42	(7.36)	(1.90)	1.29
Accumulated change in fair value of reinsurance assets	(2.80)	0.39	(0.82)	(0.33)	(0.10)
Effect of items convertible to or settled in Class A common shares	0.26	0.33	0.01	(0.70)	—
Adjusted book value per common share	$54.02	$45.59	$38.43	$32.85	$30.03

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Forward-Looking Statements, Item 1A. Risk Factors, Item 6. Selected Financial Data, and Item 8. Financial Statements and Supplementary Data included within this report.

Overview

We are a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively priced liabilities and capitalize on opportunities.

We have established a significant base of earnings and, as of December 31, 2019, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.5 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our consolidated ROE for the year ended December 31, 2019 was 19.7% and our consolidated adjusted operating ROE was 14.1%. For the year ended December 31, 2019, in our Retirement Services segment, we generated an investment margin on deferred annuities of 2.46% and adjusted operating ROE of 17.3%. As of December 31, 2019, our deferred annuities had a weighted-average life of 8.9 years and made up a significant portion of our reserve liabilities.

The following table presents the deposits generated from our organic and inorganic channels:

	Years ended December 31,
(In millions)	2019	2018	2017
Retail sales	$6,782	$7,542	$5,353
Flow reinsurance	3,950	2,423	875
Funding agreements	1,301	650	3,000
Pension risk transfer	6,042	2,581	2,253
Total organic deposits	18,075	13,196	11,481
Inorganic deposits	—	26,982	—
Gross deposits	18,075	40,178	11,481
Deposits attributable to ACRA noncontrolling interest	(544)	—	—
Net deposits	$17,531	$40,178	$11,481

Our organic channels, including retail, flow reinsurance and institutional products, generated deposits of $18.1 billion, $13.2 billion and $11.5 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $11.0 billion, $8.9 billion and $5.8 billion for the years ended December 31, 2019, 2018 and 2017, respectively. We believe that our improving credit profile, our current product offerings, and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $6.8 billion, $7.5 billion and $5.4 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in our retail channel was driven by rate decreases due to the depressed interest rate environment as well as a decline in sales in the overall annuity market. We aim to grow our retail channel by deepening our relationships with our approximately 50 IMOs; approximately 48,000 independent agents; and our growing network of 13 small and mid-sized banks and 90 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers, as well as consistently write new business. We expect our retail channel to continue to benefit from our improving credit profile and recent product launches. We believe this should support growth in sales over time at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. We have recently implemented a new technology platform for our retail channel to expand operational capabilities. Additionally, we are focused on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source long-term liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $4.0 billion, $2.4 billion and $875 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in our flow reinsurance channel over prior year was driven by the addition of new partners in the second half of 2018 and new product launches by our partners. We expect that our improving credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated deposits of $7.3 billion, $3.2 billion and $5.3 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in our institutional channel is driven by higher PRT deposits. We issued funding agreements in the aggregate principal amount of $1.3 billion, $650 million and $3.0 billion for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, we closed five PRT transactions, including our first UK PRT transaction for approximately $818 million, and issued group annuity contracts in the aggregate principal amount of $6.0 billion, compared to $2.6 billion for the year ended December 31, 2018. Since entering the PRT channel in 2017 through December 31, 2019, we have closed 16 deals involving more than 168,000 plan participants resulting in the issuance of group annuities and entry into UK PRT reinsurance arrangements in the aggregate principal amount of $10.9 billion. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth and, in 2018, we generated $27.0 billion of deposits driven by two block reinsurance transactions. On June 1, 2018, we closed on the Voya reinsurance transaction pursuant to which we entered into coinsurance and modco agreements to reinsure a block of fixed and fixed indexed annuities providing $19.1 billion of deposits. On December 7, 2018, we entered into a modified coinsurance agreement with The Lincoln National Life Company (Lincoln), with an effective date of October 1, 2018, to reinsure an 80% quota share of fixed deferred and fixed indexed annuities providing $7.9 billion of deposits. We expect that our inorganic channels will continue to be important sources of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of December 31, 2019, we estimate that we have $6.7 billion in capital available to deploy, consisting of approximately $2.0 billion in excess capital, $2.1 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $2.6 billion in uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. On October 1, 2019, ADIP purchased 67% of the economic interests in ACRA for $575 million. ACRA is expected to participate in qualifying transactions and certain other transactions by drawing two-thirds of the required capital for such transactions from third-party investors. See Item 1. Business – Capital for further information on qualifying transactions. This shareholder-friendly, strategic capital solution is expected to allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Deconsolidation Summary

On January 1, 2018, in connection with the closing of the Athora Offering, our equity interest in Athora was exchanged for common shares of Athora. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further details regarding the deconsolidation of our German operations. The deconsolidation of Athora decreased our total assets by $6.3 billion and our net invested assets by $6.0 billion. As of and after January 1, 2018, our interest in Athora is reflected as an alternative investment.

Strategic Transaction with Apollo

On October 27, 2019 we entered into a Transaction Agreement with the Apollo which is expected to close in the first quarter of 2020, subject to regulatory approval. Upon close of the transaction, Apollo will acquire an incremental stake in us for approximately $1.55 billion, in exchange for AOG units valued at approximately $1.2 billion, subject to changes in market price at close, and approximately $350 million of cash. Additionally, AHL will convert all classes of common shares to a single common share class, eliminating our current super-voting structure, which we expect will broaden our investor base over time. Upon closing of the Share Exchange, the AOG units will be reflected as an alternative investment and may present future volatility in our results of operations due to changes in the valuation of the AOG units. See Note 14 – Related Parties to the consolidated financial statements for further discussion.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Trends and Competition

Market Conditions

Following three separate rate cuts in 2019, the U.S. Federal Reserve kept rates unchanged in its meeting on December 11, 2019, due to perceived easing of downside risk to the economy. While current economic fundamentals appear strong, uncertainty about future fiscal policy, changes in tax policy, the scope of potential deregulation, the imposition of tariffs or other barriers to international trade and levels of global trade, the future path of the Federal Reserve’s quantitative tightening or easing, along with uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth, may trigger continued volatility across financial markets, and specifically equity market volatility, which may adversely affect the hedging costs of our liability policy hedging program. Credit market volatility, which may widen credit spreads, generally benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

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

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. The Federal Reserve left the federal funds rate unchanged at the end of the year, following three rate cuts in 2019. The short-term rates on the yield curve have consequently declined, while the medium-to-long-term rates have experienced a marginal increase, resulting in a steepening of the yield curve. The yield curve is currently upward sloping, which has traditionally been seen as an indicator of economic optimism, after phases in 2019 when it was flat or inverted.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. Our investment portfolio includes $20.9 billion of floating rate investments, or 18% of our net invested assets as of December 31, 2019.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of December 31, 2019, most of our products were fixed annuities with 22% of our FIAs at the minimum guarantees and 41% of our fixed rate annuities at the minimum crediting rates. As of December 31, 2019, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, 100 to 110 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risks, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Discontinuation of LIBOR
The FCA has announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause the FCA to determine that the quality of LIBOR has degraded to the degree that LIBOR is no longer representative of its underlying market. With an estimated $200 trillion in notional transactions referencing USD LIBOR in the cash and derivatives markets, including more than $35 trillion extending past 2021, the discontinuation of LIBOR could have a significant impact on the financial markets and represents a material uncertainty to our business.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

To manage the uncertainty surrounding the discontinuation of LIBOR we have established a plan, which involves the following six phases: (1) identify and quantify our exposure to LIBOR; (2) establish a counterparty communication strategy; (3) evaluate the specific risks to our business arising as a result of the transition; (4) identify actions that we can take to mitigate the risks identified in phase 3; (5) monitor market developments regarding the adoption of a replacement rate; and (6) transition to the market consensus rate or rates once such rate or rates emerge and are operational.
The phases of our plan are not discrete and need not occur in chronological order. Our plan is subject to change as we gain additional information. We have created an Executive Steering Committee composed of senior executives to coordinate and oversee the execution of our plan. Currently, we are primarily focused on phase 1 of our plan. We have established function-specific working groups to identify and quantify our exposure to LIBOR. A separate working group exists for each of the following functions: actuarial, finance, derivatives/treasury, investment portfolio, legal and information technology. Each working group is tasked with evaluating the various contracts, transactions and arrangements within its functional area to identify those contracts, transactions and arrangements which involve LIBOR. We expect to complete phase 1 by March 31, 2020.

Thus far, we have identified contracts, other than those related to our product liabilities, with a notional value of approximately $25 billion tied to LIBOR, of which contracts with a notional value of approximately $20 billion are expected to extend beyond 2021. Such exposure primarily arises from our investment portfolio, which accounts for approximately 80% of our current exposure and approximately 84% of the exposure we expect will extend beyond 2021. In addition to the foregoing, we have identified product liabilities with a notional value of approximately $6.9 billion for which interest credited is computed on “excess return” indices (return of index in excess of LIBOR). We anticipate that many of these contracts will extend beyond 2021. We currently hold derivatives with a notional value of approximately $7.3 billion to hedge our exposure to these product liabilities. As these derivatives are primarily purchased to hedge the current crediting period, we expect that substantially all of them will expire before the end of 2021. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument.

Once phase 1 is completed, we expect to revisit the scope of our plan and to establish milestones based upon the nature and extent of our exposure to LIBOR. We will also conduct a more thorough analysis of the legal, accounting, tax and other risks associated with the exposure areas that we have identified. Thereafter, we will evaluate methods to mitigate the risk of the transition, including evaluating the adequacy of fallback provisions, if any, included in our existing contracts. Concurrent with phase 1 and throughout the execution of our plan, we will evaluate the new contracts into which we enter for exposure to LIBOR, and for those contracts with LIBOR exposure, we will negotiate adequate fallback provisions or negotiate for the inclusion of an alternative rate.
Although we expect that we will be successful at completing all the phases of our plan prior to the discontinuation of LIBOR, we can provide no assurance at this time. Completion of certain phases of our plan are contingent upon market developments and are therefore not fully within our control. Failure to complete all phases of our plan prior to the discontinuation of LIBOR may have a material adverse effect on our business, financial position, results of operations and cash flows.

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

According to LIMRA, total fixed annuity market sales in the United States were $109.1 billion for the nine months ended September 30, 2019, a 13.9% increase from the same time period in 2018. In the total fixed annuity market, for the nine months ended September 30, 2019 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales of $5.6 billion, translating to a 5.2% market share. For the nine months ended September 30, 2018, we had sales of $5.5 billion, translating to a 5.8% market share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $69.6 billion in sales for the year ended December 31, 2018. FIA sales grew $14.6 billion in the one year period from December 31, 2017 to December 31, 2018. According to LIMRA data, for the nine months ended September 30, 2019 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs based on sales of $5.0 billion, and our market share for the same period was 8.9%. For the nine months ended September 30, 2018, we were the 2nd largest provider of FIAs based on sales of $4.7 billion, translating to a 9.5% market share.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with GAAP, we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with GAAP and should not be viewed as a substitute for the corresponding GAAP measures. See Non-GAAP Measure Reconciliations and Item 6. Selected Financial Data - Non-GAAP Measures for the appropriate reconciliations to the corresponding GAAP measures.

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our adjusted operating income available to common shareholders equals net income available to AHL common shareholders adjusted to eliminate the impact of the following (collectively, the non-operating adjustments):

•
Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, impairments, and other investment gains and losses. Unrealized, impairments and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the net other-than-temporary impairment (OTTI) impacts recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit-linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the MVAs associated with surrenders or terminations of contracts.

•
Change in Fair Values of Derivatives and Embedded Derivatives – FIAs, Net of Offsets—Consists of impacts related to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the FIA hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new FIA hedging derivatives are purchased to align with the new term. The difference in duration between the FIA hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the FIA hedging derivatives and index credit reserves is included as a non-operating adjustment, net of offsets related to DAC, DSI, and VOBA amortization and changes to rider reserves.

We primarily hedge with options that align with the index terms of our FIA products (typically 1–2 years). From an economic basis, we believe this is suitable because policyholder accounts are credited with index performance at the end of each index term. However, because the term of an embedded derivative in an FIA contract is longer-dated, there is a duration mismatch which may lead to mismatches for accounting purposes.

•
Integration, Restructuring, and Other Non-operating Expenses—Consists of restructuring and integration expenses related to acquisitions and block reinsurance costs as well as certain other expenses, which are not predictable or related to our underlying profitability drivers.

•
Stock Compensation Expense—Consists of stock compensation expenses associated with our share incentive plans, excluding our long-term incentive plan, which are not related to our underlying profitability drivers and fluctuate from time to time due to the structure of our plans.

•	Bargain Purchase Gain—Consists of adjustments to net income available to AHL common shareholders as they are not related to our underlying profitability drivers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Income Tax (Expense) Benefit – Non-operating—Consists of the income tax effect of non-operating adjustments and is computed by applying the appropriate jurisdiction’s tax rate to the non-operating adjustments that are subject to income tax.

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

Adjusted Operating ROE

Adjusted operating ROE is a non-GAAP measure used to evaluate our financial performance excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted AHL common shareholders’ equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative change in fair value of funds withheld and modco reinsurance assets and preferred stock. Adjusted operating ROE is calculated as the adjusted operating income available to common shareholders, divided by average adjusted AHL common shareholders’ equity. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted operating ROE should not be used as a substitute for ROE. However, we believe the adjustments to net income available to AHL common shareholders and equity are significant to gaining an understanding of our overall financial performance.

Adjusted Operating Earnings Per Common Share, Weighted Average Common Shares Outstanding – Adjusted Operating and Adjusted Book Value Per Common Share

Adjusted operating earnings per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represents an economic view of our share counts and provides a simplified and consistent view of our outstanding shares. Adjusted operating earnings per common share is calculated as the adjusted operating income available to common shareholders, over the weighted average common shares outstanding – adjusted operating. Adjusted book value per common share is calculated as the adjusted AHL common shareholders’ equity divided by the adjusted operating common shares outstanding. Our Class B common shares are economically equivalent to Class A common shares and can be converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares are in the legal form of shares but economically function as options as they are convertible into Class A shares after vesting and payment of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards are not dilutive, after considering the dilutive effects of the more dilutive securities in the sequence, they are excluded. Weighted average common shares outstanding – adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share should not be used as a substitute for basic earnings per share – Class A common shares, basic weighted average common shares outstanding – Class A or book value per common share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt excluding debt of consolidated variable interest entities (VIEs) divided by adjusted AHL shareholders’ equity. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to total debt and shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

Retirement Services Net Investment Spread, Investment Margin on Deferred Annuities and Operating Expenses

Net investment spread is a key measurement of the profitability of our Retirement Services segment. Net investment spread measures our investment performance less the total cost of our liabilities. Net investment earned rate is a key measure of our investment performance, while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Investment margin on our deferred annuities measures our investment performance less the cost of crediting for our deferred annuities, which make up a significant portion of our reserve liabilities.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets that does not correspond to GAAP net investment income. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to arrive at our net investment earned rate add alternative investment gains and losses, gains and losses related to trading securities for CLOs, net VIE impacts (revenues, expenses and noncontrolling interest) and the change in fair value of reinsurance assets. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

Cost of crediting includes the costs for both deferred annuities and institutional products. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of PRT costs including interest credited, benefit payments and other reserve changes, net of premiums received when issued, as well as funding agreement costs including the interest payments and other reserve changes. Cost of crediting is computed as the cost of crediting for deferred annuities and institutional products divided by the average net invested assets for the relevant periods. Cost of crediting on deferred annuities is computed as the net interest credited on fixed strategies and option costs on indexed annuity strategies divided by the average net account value of our deferred annuities. Cost of crediting on institutional products is computed as the PRT and funding agreement costs divided by the average net institutional reserve liabilities. Our average net invested assets, net account values and net institutional reserve liabilities are averaged over the number of quarters in the relevant period to obtain our associated cost of crediting for such period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represents the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets includes (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) the consolidated VIE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables and (g) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but does not include the proportionate share of investments associated with the noncontrolling interest. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Net reserve liabilities include (a) the interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but does not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under GAAP.

Sales

Sales statistics do not correspond to revenues under GAAP but are used as relevant measures to understand our business performance as it relates to deposits generated during a specific period of time. Our sales statistics include deposits for fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers). While we believe sales is a meaningful metric and enhances our understanding of our business performance, it should not be used as a substitute for premiums presented under GAAP.

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Years ended December 31,
(In millions, except percentages)	2019	2018	2017
Revenues	$16,258	$6,637	$8,788
Benefits and expenses	13,956	5,462	7,324
Income before income taxes	2,302	1,175	1,464
Income tax expense	117	122	106
Net income	2,185	1,053	1,358
Less: Net income attributable to noncontrolling interests	13	—	—
Net income attributable to Athene Holding Ltd.	2,172	1,053	1,358
Less: preferred stock dividends	36	—	—
Net income available to AHL common shareholders	$2,136	$1,053	$1,358

ROE	19.7%	12.1%	16.9%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

In this section, references to 2019 refer to the year ended December 31, 2019 and references to 2018 refer to the year ended December 31, 2018.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $1.1 billion, or 103%, to $2.1 billion in 2019 from $1.1 billion in 2018. ROE increased to 19.7% in 2019 from 12.1% in 2018. The increase in net income available to AHL common shareholders was driven by an increase in revenues of $9.6 billion, partially offset by an increase in benefits and expenses of $8.5 billion.

Revenues

Revenues increased by $9.6 billion to $16.3 billion in 2019 from $6.6 billion in 2018. The increase was driven by an increase in investment related gains and losses, an increase in premiums, higher net investment income and higher product charges.

Investment related gains and losses increased by $6.1 billion to a $4.8 billion gain in 2019 from a $1.3 billion loss in 2018, primarily due to the change in fair value of FIA hedging derivatives, the change in reinsurance embedded derivatives, the change in fair value of trading securities and the change in realized gains on AFS securities. The change in fair value of FIA hedging derivatives increased $3.0 billion driven by the strong performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 28.9% in 2019, compared to a decrease of 6.2% in 2018. The change in change in reinsurance embedded derivatives increased by $2.5 billion primarily driven by the favorable change in the value of the underlying assets related to the decrease in U.S. Treasury rates compared to increases in 2018 as well as credit spreads tightening compared to widening in 2018. The favorable change in fair value of trading securities of $407 million was comprised primarily by an increase in AmerUs Closed Block assets of $265 million related to higher gains resulting from a decrease in U.S. Treasury rates and credit spreads tightening in 2019. The favorable change in realized gains on AFS securities of $108 million was driven by a higher level of sales favorably impacted by the lower interest rate environment.

Premiums increased by $2.9 billion to $6.4 billion in 2019 from $3.5 billion in 2018, driven by higher PRT premiums and an increase in premiums from flow reinsurance, partially offset by the 2018 Voya reinsurance premiums at inception.

Net investment income increased by $518 million to $4.5 billion in 2019 from $4.0 billion in 2018, primarily driven by growth in our investment portfolio attributed to the Voya and Lincoln reinsurance transactions and a strong increase in deposits over the prior twelve months. Additionally, net investment income increased due to higher bond call income and mortgage prepayments as well as higher alternative investment income, partially offset by the run-off of higher yielding assets and the unfavorable impact of the lower interest rate environment on new investment purchases in 2019 and lower RMBS returns.

Product charges increased by $75 million to $524 million in 2019 from $449 million in 2018, primarily driven by growth in the block of business as well as surrender and rider charges related to the addition of the Voya reinsurance liabilities.

Benefits and Expenses

Benefits and expenses increased by $8.5 billion to $14.0 billion in 2019 from $5.5 billion in 2018. The increase was driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in DAC, DSI and VOBA amortization, and an increase in policy and other operating expenses.

Interest sensitive contract benefits increased by $4.3 billion to $4.6 billion in 2019 from $290 million in 2018, driven by an increase in FIA fair value embedded derivatives of $4.1 billion and growth in the block of business. The change in the FIA fair value embedded derivatives was due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which increased 28.9% in 2019, compared to a decrease of 6.2% in 2018, as well as an unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to 2018, which experienced an increase in discount rates. Additionally, the change in FIA fair value embedded derivatives was due to the unfavorable impact of our annual unlocking of assumptions of $385 million. Unlocking was unfavorably impacted by an increase of $76 million in 2019 compared to a decrease of $309 million in 2018, both of which were mainly attributed to changes in lapse assumptions.

Future policy and other policy benefits increased by $3.3 billion to $7.6 billion in 2019 from $4.3 billion in 2018, primarily attributable to higher PRT obligations, higher benefits for payout annuities with life contingencies due to the Voya reinsurance transaction and an increase in the change in AmerUs Closed Block fair value liability, partially offset by the 2018 Voya reinsurance policyholder obligations at inception and a decrease in the change in rider reserves. The change in the AmerUs Closed Block fair value liability of $285 million was primarily driven by the increase in unrealized gains on the underlying investments related to the change in U.S. Treasury rates compared to the prior year and credit spreads tightening. The change in rider reserve of $91 million was primarily due to the favorable unlocking of assumptions of $273 million and an unfavorable net change in FIA derivatives, partially offset by the favorable change in reinsurance embedded derivatives and growth in the block of business. Unlocking in 2019 was favorable by $61 million related to changes in lapse assumptions, partially offset by changes in the long-term net investment earned rate assumption. The 2018 unlocking impacts were unfavorable by $212 million related to changes in lapse assumptions partially offset by utilization of certain rider benefits.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DAC, DSI and VOBA amortization increased by $804 million to $1.0 billion in 2019 from $228 million in 2018, primarily due to a favorable change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives, an unfavorable unlocking of assumptions of $232 million and growth in the block, partially offset by the unfavorable net change in FIA derivatives. Unlocking in 2019 was unfavorable by $150 million, primarily related to changes in the long-term net investment earned rate and lapse assumptions, while the 2018 unlocking impacts were favorable by $82 million related to changes in lapse assumptions.

Policy and other operating expenses increased by $118 million to $744 million in 2019 from $626 million in 2018, primarily driven by growth in our business, higher non-operating expenses related to costs not expected to reoccur and costs related to ACRA.

Taxes

Income tax expense decreased by $5 million to $117 million in 2019 from $122 million in 2018.

Our effective tax rates were 5% in 2019 and 10% in 2018. The decrease in our effective tax rate was primarily driven by the emergence of profits in non-taxable jurisdictions related to a favorable change in fair value of reinsurance assets. Our effective tax rates may vary period to period depending primarily upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest increased by $13 million to $13 million in 2019 from $0 million in 2018, driven by income related to noncontrolling interests in ACRA following the sale of a 67% interest in ACRA to ADIP on October 1, 2019. There was no significant noncontrolling interest prior to the ACRA sale to ADIP.

Preferred Stock Dividends

Preferred stock dividends increased by $36 million to $36 million in 2019 from $0 million in 2018, driven by our issuances of preferred stock in 2019.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

In this section, references to 2018 refer to the year ended December 31, 2018 and references to 2017 refer to the year ended December 31, 2017.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders decreased by $305 million, or 22%, to $1.1 billion in 2018 from $1.4 billion in 2017. ROE decreased to 12.1% from 16.9% in 2017. The decrease in net income available to AHL common shareholders was driven by a $2.2 billion decrease in total revenues, partially offset by a decrease in benefits and expenses of $1.9 billion.

Revenues

Total revenue decreased by $2.2 billion to $6.6 billion in 2018 from $8.8 billion in 2017. The decrease was driven by unfavorable changes in investment related gains and losses and VIE investment related gains and losses, partially offset by an increase in premiums, higher net investment income and higher product charges.

Investment related gains and losses decreased by $3.9 billion to a loss of $1.3 billion in 2018 from a gain of $2.6 billion in 2017, primarily due to the change in fair value of FIA hedging derivatives, the change in reinsurance embedded derivatives, an unfavorable change in gains and losses on trading securities and a $50 million gain on the sale of an equity security during 2017. The change in fair value of FIA hedging derivatives decreased by $2.8 billion driven by the weak performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which experienced a 6.2% decrease in 2018, compared to a 19.4% increase in 2017. The change in reinsurance embedded derivatives decreased by $639 million primarily driven by a change in the value of the underlying assets related to credit spreads widening and the increase in U.S. treasury rates compared to the prior year, which benefited from credit spreads tightening. Both of these drivers were magnified by growth in the reinsurance block related to the Voya and Lincoln transactions. The unfavorable change in gains and losses on trading securities of $284 million was comprised primarily by a decrease in AmerUs Closed Block assets of $179 million related to higher losses resulting from credit spreads widening and the increase in U.S. treasury rates compared to prior year.

VIE investment related gains and losses decreased by $53 million to a loss of $18 million in 2018 from a gain of $35 million in 2017, primarily due to the decline in market value of public equity positions in one of our funds.

Premiums increased by $936 million to $3.5 billion in 2018 from $2.5 billion in 2017, driven by the Voya reinsurance inception premiums attributed to payout annuities with life contingencies, an increase in premiums from PRT transactions and an increase in premiums from flow reinsurance, partially offset by the deconsolidation of Germany.

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

Benefits and Expenses

Total benefits and expenses decreased by $1.9 billion to $5.5 billion in 2018 from $7.3 billion in 2017. The decrease was driven by a decrease in interest sensitive contract benefits, a decrease in DAC, DSI and VOBA amortization, a decrease in dividends payable to policyholders and lower policy and other operating expenses, partially offset by an increase in future policy and other policy benefits.

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

Policy and other operating expenses decreased by $46 million to $626 million in 2018 from $672 million in 2017, primarily driven by $82 million related to the deconsolidation of Germany and lower stock compensation expense of $19 million as well as a decrease in restructuring and acquisition expenses mainly due to 2017 Germany restructuring and higher costs associated with acquisition and block reinsurance opportunities in 2017, partially offset by $41 million of interest expense related to our January 2018 debt issuance.

Future policy and other policy benefits increased by $1.0 billion to $4.3 billion in 2018 from $3.3 billion in 2017, primarily attributable to the Voya reinsurance policyholder obligations at inception related to payout annuities with life contingencies, higher PRT obligations and an increase in rider reserves, partially offset by $247 million related to the deconsolidation of our former German subsidiaries and a decrease in the change in AmerUs Closed Block fair value liability. The increase in rider reserves of $251 million was primarily driven by an increase related to our annual unlocking of assumptions of $163 million, an increase related to the net change in FIA derivatives, growth in the block and unfavorable equity market performance compared to 2017, resulting in decreased index credits to policyholder accounts, which increased the amount needed to fund the rider reserve. Unlocking in 2018 was unfavorable by $212 million related to changes in lapse assumptions partially offset by utilization of certain rider benefits, while 2017 unlocking impacts were unfavorable by $49 million related to changes in the net investment earned rate and mortality assumptions. The favorable change in the AmerUs Closed Block fair value liability of $200 million was primarily driven by the increase in unrealized losses on the underlying investments related to credit spreads widening and the change in U.S. treasury rates compared to prior year.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income available to common shareholders by segment:

	Years ended December 31,
(In millions, except percentages)	2019	2018	2017
Net income available to AHL common shareholders	$2,136	$1,053	$1,358
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	125	13	137
Unrealized, impairments and other investment gains (losses)	(4)	(18)	(7)
Change in fair value of reinsurance assets	1,411	(402)	152
Offsets to investment gains (losses)	(538)	133	(83)
Investment gains (losses), net of offsets	994	(274)	199
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(65)	242	230
Integration, restructuring and other non-operating expenses	(70)	(22)	(68)
Stock compensation expense	(12)	(11)	(33)
Income tax (expense) benefit – non-operating	—	(22)	(25)
Less: Total non-operating adjustments	847	(87)	303
Adjusted operating income available to common shareholders	$1,289	$1,140	$1,055

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$1,322	$1,201	$1,038
Corporate and Other	(33)	(61)	17
Adjusted operating income available to common shareholders	$1,289	$1,140	$1,055

Adjusted operating ROE	14.1%	13.9%	15.1%
Retirement Services adjusted operating ROE	17.3%	18.4%	21.5%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $149 million, or 13%, to $1.3 billion in 2019 from $1.1 billion in 2018. Adjusted operating ROE was 14.1%, up from 13.9% in 2018. The increase in adjusted operating income available to common shareholders was driven by an increase in our Retirement Services segment of $121 million as well as an increase in Corporate and Other of $28 million.

Our consolidated net investment earned rate was 4.48% in 2019, a decrease from 4.54% in 2018, due to a lower performance of our fixed and other investment portfolio, partially offset by favorable alternative investment returns. Fixed and other net investment earned rate was 4.23% in 2019, a decrease from 4.37% in 2018, primarily driven by run-off of higher yielding assets and the unfavorable impact of the lower interest rate environment on new investment purchases in 2019 and lower RMBS returns, partially offset by higher bond call income and mortgage prepayments. Alternative net investment earned rate was 9.84% in 2019, an increase from 8.51% in 2018, primarily driven by an increase in market value of the equity position in OneMain and the unfavorable 2018 change in market value of an equity position in Caesars Entertainment Corporation (Caesars), partially offset by lower credit fund and MidCap returns.

Non-operating Adjustments

Non-operating adjustments increased by $934 million to $847 million in 2019 from $(87) million in 2018. The increase in non-operating adjustments was primarily driven by the favorable change in fair value of reinsurance assets and an increase in gains on the sale of AFS securities, partially offset by the unfavorable net change in FIA derivatives. The change in fair value of reinsurance assets was favorable by $1.8 billion due to a decrease in U.S. Treasury rates, credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions. Realized gains and losses increased $112 million driven by gains on the sale of AFS securities in 2019. Net FIA derivatives were unfavorable by $307 million due to an unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in 2018, as well as $261 million of unfavorable unlocking net of offsets, partially offset by the favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index. Unlocking, net of DAC and rider reserve offsets, was unfavorably impacted by $65 million in 2019 compared to a favorable impact of $196 million in 2018, both of which were mainly attributed to changes in lapse assumptions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $85 million, or 8%, to $1.1 billion in 2018 from $1.1 billion in 2017. Adjusted operating ROE was 13.9%, down from 15.1% in 2017. The increase in adjusted operating income available to common shareholders was primarily driven by an increase in our Retirement Services segment of $163 million, partially offset by a decrease of $78 million in Corporate and Other.

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

Non-operating Adjustments

Non-operating adjustments decreased by $390 million to $(87) million in 2018 from $303 million in 2017. The decrease in non-operating adjustments was primarily driven by the unfavorable change in fair value of reinsurance assets and a decrease in realized gains and losses on the sale of AFS securities, partially offset by lower non-operating expenses. The change in fair value of reinsurance assets was unfavorable by $554 million due to credit spreads widening compared to the prior year, which benefited from credit spreads tightening, and growth in the reinsurance block from the Voya and Lincoln transactions. Realized gains and losses decreased $124 million driven by gains on the sale of equity securities in 2017 and the redeployment of the investment portfolio received in the Voya transaction. Non-operating expenses were favorable compared to prior year as 2017 included higher acquisition and block reinsurance costs, Germany restructuring costs, and higher stock compensation expense due to 2017 vesting performance of shares.

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

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $121 million, or 10%, to $1.3 billion in 2019, from $1.2 billion in 2018. Adjusted operating ROE was 17.3%, down from 18.4% in the prior period. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds and operating expense attributed to growth in our business. Net investment earnings was higher, primarily driven by $23.3 billion of growth in our average net invested assets attributed to the 2018 Voya and Lincoln reinsurance transactions and strong deposits over the prior twelve months as well as higher bond call income and mortgage prepayments, partially offset by the run-off of higher yielding assets and the unfavorable impact of the lower interest rate environment on new investment purchases in 2019 and lower RMBS returns. Cost of funds was higher primarily due to growth in the block of business, unfavorable rider reserves and DAC amortization related to unfavorable actuarial experience, higher k-factors following unlocking in both 2018 and 2019 and unfavorable unlocking of $35 million, partially offset by favorable impacts from equity market performance and lower gross profits.

Net Investment Spread

	Years ended December 31,
	2019	2018
Net investment earned rate	4.43%	4.60%
Cost of funds	2.93%	2.90%
Net investment spread	1.50%	1.70%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 20 basis points to 1.50% in 2019 from 1.70% in 2018. Net investment earned rate decreased primarily due to the decline in fixed and other net investment earned rate and the decrease in alternative net investment earned rate. The fixed and other net investment earned rate decreased to 4.23% in 2019, from 4.36% in 2018 primarily attributed to run-off of higher yielding assets and the unfavorable impact of the lower interest rate environment on new investment purchases in 2019 and lower RMBS returns, partially offset by higher bond call income and mortgage prepayments. The alternative net investment earned rate decreased to 9.32% in 2019, from 11.15% in 2018, primarily driven by lower credit fund, real asset fund and MidCap returns.

Cost of funds increased by 3 basis points to 2.93% in 2019, from 2.90% in 2018, primarily driven by growth in our institutional channel at a higher rate, unfavorable rider reserves and DAC amortization related to unfavorable actuarial experience, higher k-factors following unlocking in both 2018 and 2019 and unfavorable unlocking, partially offset by favorable impacts from equity market performance and lower gross profits.

Investment Margin on Deferred Annuities

	Years ended December 31,
	2019	2018
Net investment earned rate	4.43%	4.60%
Cost of crediting on deferred annuities	1.97%	1.95%
Investment margin on deferred annuities	2.46%	2.65%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 19 basis points to 2.46% in 2019, from 2.65% in 2018, driven by a decrease in the net investment earned rate and a slight increase in the cost of crediting on deferred annuities. We continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $163 million, or 16%, to $1.2 billion in 2018, from $1.0 billion in 2017. Adjusted operating ROE was 18.4%, down from 21.5% in 2017. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds. Net investment earnings were higher primarily driven by $35.8 billion of growth in our net invested assets delivering attractive spread accretion over prior year primarily attributed to inorganic deposits from the Voya and Lincoln reinsurance transactions, strong organic deposits over the prior twelve months and higher floating rate income of $113 million related to higher short-term interest rates, as well as higher alternative investment income attributed to the strong performance from MidCap and AmeriHome and higher income in one of our hedge funds. Cost of funds was higher primarily due to higher rider reserves and DAC amortization related to unfavorable equity market performance resulting in an unfavorable $21 million impact in 2018 compared to a favorable $152 million impact in 2017, as well as unfavorable unlocking which had an unfavorable $13 million impact compared to a favorable $20 million impact in the prior year. Unlocking in 2018 reflected changes in lapse assumptions partially offset by utilization of certain rider benefits, while 2017 reflected changes in the net investment earned rate and mortality assumptions.

Net Investment Spread

	Years ended December 31,
	2018	2017
Net investment earned rate	4.60%	4.70%
Cost of funds	2.90%	2.76%
Net investment spread	1.70%	1.94%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 24 basis points to 1.70% in 2018, from 1.94% in 2017. Net investment earned rate decreased due to a decline in our fixed and other net investment earned rate, partially offset by an increase in our alternative net investment earned rate. The fixed and other net investment earned rates decreased to 4.36% in 2018 from 4.48% in 2017 primarily attributed to lower returns on the assets from the Voya and Lincoln reinsurance transactions, lower new money rates on purchases compared to maturities over the past year and higher levels of cash during 2018, partially offset by higher floating rate investment income. The alternative net investment earned rate increased to 11.15% in 2018 from 10.01% in 2017, reflecting strong MidCap and AmeriHome performance and higher income in one of our hedge funds.

Cost of funds increased by 14 basis points to 2.90% in 2018, from 2.76% in 2017, primarily driven by growth in our institutional channel at a higher rate, unfavorable rider reserves and DAC amortization related to equity market impacts, an increase in option costs due to higher volatility and short-term interest rates and higher cost of crediting on Voya and Lincoln reinsurance liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Years ended December 31,
	2018	2017
Net investment earned rate	4.60%	4.70%
Cost of crediting on deferred annuities	1.95%	1.88%
Investment margin on deferred annuities	2.65%	2.82%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 17 basis points to 2.65% in 2018, from 2.82% in 2017, driven by the decrease in net investment earned rate, as well as an increase in cost of crediting on deferred annuities. Cost of crediting on deferred annuities increased by 7 basis points to 1.95% in 2018, from 1.88% in 2017. The increase in cost of crediting was driven by an increase in option costs due to higher volatility and short-term interest rates as well as a higher cost of crediting rate on the Voya reinsurance liabilities.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders increased by $28 million to $(33) million in 2019, from $(61) million in 2018. The increase in adjusted operating income (loss) available to common shareholders was primarily driven by higher alternative investment income related to an increase in market value of the equity position in OneMain, partially offset by lower earnings from a decrease in excess capital and preferred stock dividends.

Adjusted operating income (loss) available to common shareholders decreased by $78 million to $(61) million in 2018, from $17 million in 2017. The decrease in adjusted operating income (loss) available to common shareholders was mainly driven by lower alternative investment income related to the decline in market value of public equity positions in two of our funds and debt costs from our debt issuance in January 2018. Our former German operations, which deconsolidated on January 1, 2018, had adjusted operating income available to common shareholders of $2 million in 2017.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $129.8 billion and $107.6 billion as of December 31, 2019 and 2018, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Our net invested assets, which are those that directly back our reserve liabilities as well as surplus assets, were $117.5 billion and $111.0 billion as of December 31, 2019 and 2018, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$71,374	55.0%	$59,265	55.1%
Trading securities, at fair value	2,054	1.6%	1,949	1.8%
Equity securities, at fair value	247	0.2%	216	0.2%
Mortgage loans, net of allowances	14,306	11.0%	10,340	9.6%
Investment funds	731	0.6%	703	0.6%
Policy loans	417	0.3%	488	0.4%
Funds withheld at interest	15,181	11.7%	15,023	14.0%
Derivative assets	2,888	2.2%	1,043	1.0%
Short-term investments	596	0.5%	191	0.2%
Other investments	158	0.1%	122	0.1%
Total investments	107,952	83.2%	89,340	83.0%
Investments in related parties
AFS securities, at fair value	3,804	2.9%	1,437	1.3%
Trading securities, at fair value	785	0.6%	249	0.2%
Equity securities, at fair value	58	0.0%	120	0.1%
Mortgage loans	653	0.5%	291	0.3%
Investment funds	2,886	2.2%	2,232	2.1%
Funds withheld at interest	13,220	10.2%	13,577	12.6%
Other investments	487	0.4%	386	0.4%
Total related party investments	21,893	16.8%	18,292	17.0%
Total investments including related party	$129,845	100.0%	$107,632	100.0%

The increase in our total investments, including related party, as of December 31, 2019 of $22.2 billion compared to December 31, 2018 was mainly driven by growth from organic deposits of $18.1 billion less liability outflows of $11.0 billion, an increase in unrealized gains on AFS securities of $4.9 billion attributed to the decrease in U.S. Treasury rates and credit spreads tightening, an increase in derivative assets due to favorable equity market performance and reinvestment of earnings.

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

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds that employ various strategies including real estate and other real asset funds, credit funds, and private equity funds. We have a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk.

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

AFS Securities

We invest in AFS securities with the intent to hold investments to maturity. In selecting investments, we attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity in order to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$35	$1	$—	$36	0.0%
U.S. state, municipal and political subdivisions	1,322	220	(1)	1,541	2.1%
Foreign governments	298	29	—	327	0.4%
Corporate	44,106	3,332	(210)	47,228	62.8%
CLO	7,524	21	(196)	7,349	9.8%
ABS	5,018	124	(24)	5,118	6.8%
CMBS	2,304	104	(8)	2,400	3.2%
RMBS	6,872	513	(10)	7,375	9.8%
Total AFS securities	67,479	4,344	(449)	71,374	94.9%
AFS securities – related party
Corporate	18	1	—	19	0.0%
CLO	951	3	(18)	936	1.3%
ABS	2,814	37	(2)	2,849	3.8%
Total AFS securities – related party	3,783	41	(20)	3,804	5.1%
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	100.0%

	December 31, 2018
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$57	$—	$—	$57	0.1%
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	2.1%
Foreign governments	162	2	(3)	161	0.3%
Corporate	38,018	394	(1,315)	37,097	61.1%
CLO	5,658	2	(299)	5,361	8.8%
ABS	4,915	53	(48)	4,920	8.1%
CMBS	2,390	27	(60)	2,357	3.9%
RMBS	7,642	413	(36)	8,019	13.2%
Total AFS securities	60,025	1,008	(1,768)	59,265	97.6%
AFS securities – related party
CLO	587	—	(25)	562	0.9%
ABS	875	4	(4)	875	1.5%
Total AFS securities – related party	1,462	4	(29)	1,437	2.4%
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$14,956	19.9%	$11,706	19.3%
Financial	15,286	20.3%	11,809	19.5%
Utilities	11,217	14.9%	9,055	14.9%
Communication	2,739	3.7%	2,313	3.8%
Transportation	3,049	4.1%	2,214	3.6%
Total corporate	47,247	62.9%	37,097	61.1%
Other government-related securities
U.S. state, municipal and political subdivisions	1,541	2.1%	1,293	2.1%
Foreign governments	327	0.4%	161	0.3%
U.S. government and agencies	36	0.0%	57	0.1%
Total non-structured securities	49,151	65.4%	38,608	63.6%
Structured securities
CLO	8,285	11.0%	5,923	9.8%
ABS	7,967	10.6%	5,795	9.5%
CMBS	2,400	3.2%	2,357	3.9%
RMBS
Agency	3	0.0%	59	0.1%
Non-agency	7,372	9.8%	7,960	13.1%
Total structured securities	26,027	34.6%	22,094	36.4%
Total AFS securities including related party	$75,178	100.0%	$60,702	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $75.2 billion and $60.7 billion as of December 31, 2019 and 2018, respectively. The increase was mainly driven by strong growth in deposits over liability outflows, the change in unrealized gains on AFS securities and reinvestment of earnings. The increase in unrealized gains and losses on AFS securities was attributed to the decrease in U.S. Treasury rates and credit spreads tightening.

The Securities Valuation Office (SVO) of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Generally, the process for assigning an NAIC designation varies based upon whether a security is considered “filing exempt” (General Designation Process). Subject to certain exceptions, a security is typically considered “filing exempt” if it has been rated by a Nationally Recognized Statistical Rating Organization (NRSRO). For securities that are not “filing exempt,” insurance companies assign temporary designations based upon a subjective evaluation of credit quality. The insurance company must then submit the securities to the SVO within 120 days of acquisition to receive an NAIC designation. For securities considered “filing exempt,” the SVO utilizes the NRSRO rating and assigns an NAIC designation based upon the following system:

NAIC designation	NRSRO equivalent rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC
6	CC and lower

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

An important exception to the General Designation Process occurs in the case of certain loan-backed and structured securities (LBaSS). The NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par, regardless of an investor’s carrying value. In effect, the NRSRO rating assumes that the holder is the original purchaser at par. In contrast, the SVO’s LBaSS methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. Because the NAIC’s methodology explicitly considers amortized cost and the likelihood of recovery of such amount, we view the NAIC’s methodology as the most appropriate means of evaluating the credit quality of our fixed maturity portfolio since a large portion of our holdings were purchased and are carried at significant discounts to par.

The SVO has developed a designation process and provides instruction on both modeled and non-modeled LBaSS. For modeled LBaSS, the process is specific to the non-agency RMBS and CMBS asset classes. In order to establish ratings at the individual security level, the SVO obtains loan-level analysis of each RMBS and CMBS using a selected vendor’s proprietary financial model. The SVO ensures that the vendor has extensive internal quality-control processes in place and the SVO conducts its own quality-control checks of the selected vendor’s valuation process. The SVO has retained the services of Blackrock, Inc. (Blackrock) to model non-agency RMBS and CMBS owned by U.S. insurers for all years presented herein. Blackrock provides five prices (breakpoints), based on each U.S. insurer’s statutory book value price, to utilize in determining the NAIC designation for each modeled LBaSS.

Prior to January 1, 2019, certain non-modeled LBaSS (including CLOs and ABS, other than RMBS and CMBS) underwent ratings evaluation by an NAIC credit rating provider (CRP). Such securities were subject to an exemption from the General Designation Process (MFE Exemption) and received NAIC designations through a prescribed process (MFE Process). Pursuant to the MFE Process, CRP ratings were translated to an NAIC designation equivalent. If the translation process resulted in an NAIC designation equivalent of NAIC 1 or NAIC 6, then such designation was considered the final NAIC designation. If the translation process resulted in an NAIC designation equivalent of NAIC 2 through NAIC 5, then the NAIC designation equivalent was used to select the appropriate breakpoint from a pricing matrix and such breakpoint was applied to the amortized cost or fair value (in each instance, as a percentage of par), as applicable, to determine the final NAIC designation. Effective January 1, 2019, the MFE Exemption was eliminated, and as a result, NAIC designations for all non-modeled LBaSS are thereafter determined through the General Designation Process.

The NAIC designation determines the associated level of RBC that an insurer is required to hold for all securities owned by the insurer. In general, under the modeled LBass process and, prior to January 1, 2019, the non-modeled LBaSS processes, the larger the discount to par value at the time of determination, the higher the NAIC designation the LBaSS will have.

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	December 31, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$36,392	$38,667	51.4%	$31,106	$31,311	51.6%
2	30,752	32,336	43.0%	26,682	25,871	42.6%
Total investment grade	67,144	71,003	94.4%	57,788	57,182	94.2%
3	3,237	3,300	4.4%	2,866	2,746	4.5%
4	740	740	1.0%	591	533	0.9%
5	102	94	0.1%	235	232	0.4%
6	39	41	0.1%	7	9	0.0%
Total below investment grade	4,118	4,175	5.6%	3,699	3,520	5.8%
Total AFS securities including related party	$71,262	$75,178	100.0%	$61,487	$60,702	100.0%

A significant majority of our AFS portfolio, 94.4% and 94.2% as of December 31, 2019 and 2018, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$28,299	37.7%	$19,690	32.4%
BBB	29,032	38.6%	23,326	38.4%
Non-rated[1]	10,014	13.3%	9,624	15.9%
Total investment grade	67,345	89.6%	52,640	86.7%
BB	3,403	4.5%	2,670	4.4%
B	813	1.1%	875	1.4%
CCC	1,981	2.6%	2,340	3.9%
CC and lower	1,076	1.4%	1,296	2.1%
Non-rated[1]	560	0.8%	881	1.5%
Total below investment grade	7,833	10.4%	8,062	13.3%
Total AFS securities including related party	$75,178	100.0%	$60,702	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, and prior to January 1, 2019, non-modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO ratings methodology.

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 10.4% and 13.3% as of December 31, 2019 and 2018, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of December 31, 2019 and 2018, non-rated securities were comprised of 61% and 56%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 24% and 30%, respectively, were comprised of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of December 31, 2019 and 2018, 95% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $8.0 billion and $5.8 billion as of December 31, 2019 and 2018, respectively. The increase in our ABS portfolio is mainly due to the acquisition of PK AirFinance securities as well as attractive investments made during the year as new deposits and the Voya and Lincoln investment portfolios were redeployed. As of December 31, 2019 and 2018, our ABS portfolio included $7.4 billion (92% of the total) and $5.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $7.4 billion (92% of the total) and $5.2 billion (89% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $8.3 billion and $5.9 billion as of December 31, 2019 and 2018, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$4,626	55.9%	$3,005	50.7%
2	3,499	42.2%	2,498	42.2%
Total investment grade	8,125	98.1%	5,503	92.9%
3	133	1.6%	393	6.7%
4	20	0.2%	20	0.3%
5	7	0.1%	7	0.1%
6	—	—%	—	—%
Total below investment grade	160	1.9%	420	7.1%
Total AFS CLO including related party	$8,285	100.0%	$5,923	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,626	55.9%	$2,921	49.3%
BBB	3,499	42.2%	2,829	47.8%
Total investment grade	8,125	98.1%	5,750	97.1%
BB	133	1.6%	146	2.4%
B	20	0.2%	27	0.5%
CCC	7	0.1%	—	—%
CC and lower	—	—%	—	—%
Total below investment grade	160	1.9%	173	2.9%
Total AFS CLO including related party	$8,285	100.0%	$5,923	100.0%

As of December 31, 2019 and 2018, a majority of our CLO portfolio, 98.1% and 92.9%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. As of December 31, 2019 and 2018, 98.1% and 97.1%, respectively, of our CLO portfolio was considered investment grade based on NRSRO ratings. The increase in our CLO portfolio is mainly due to attractive investments made during the period as new deposits and the Voya and Lincoln investment portfolios were redeployed.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS, which are constructed from pools of commercial mortgages. These holdings were $2.4 billion and $2.4 billion as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, our CMBS portfolio included $2.1 billion (89% of the total) and $2.1 billion (91% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.7 billion (72% of the total) and $1.6 billion (66% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are constructed from pools of residential mortgages. These holdings were $7.4 billion and $8.0 billion as of December 31, 2019 and 2018, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$6,701	90.9%	$7,415	92.5%
2	330	4.5%	269	3.3%
Total investment grade	7,031	95.4%	7,684	95.8%
3	289	3.9%	207	2.6%
4	52	0.7%	106	1.3%
5	3	0.0%	22	0.3%
6	—	—%	—	—%
Total below investment grade	344	4.6%	335	4.2%
Total AFS RMBS	$7,375	100.0%	$8,019	100.0%

NRSRO rating agency designation
AAA/AA/A	$715	9.7%	$487	6.1%
BBB	606	8.2%	220	2.7%
Non-rated[1]	2,428	32.9%	2,932	36.6%
Total investment grade	3,749	50.8%	3,639	45.4%
BB	281	3.8%	332	4.1%
B	232	3.2%	301	3.8%
CCC	1,890	25.6%	2,259	28.2%
CC and lower	1,074	14.6%	1,292	16.1%
Non-rated[1]	149	2.0%	196	2.4%
Total below investment grade	3,626	49.2%	4,380	54.6%
Total AFS RMBS	$7,375	100.0%	$8,019	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO ratings methodology.

A significant majority of our RMBS portfolio, 95.4% and 95.8% as of December 31, 2019 and 2018, respectively, was invested in assets considered to be investment grade based upon NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments, including principal at par value. As a result of a fundamental difference in approach, as of December 31, 2019 and 2018, NRSRO characterized 50.8% and 45.4%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of December 31, 2019, our AFS securities, including related party, had a fair value of $75.2 billion, which was 5.5% above amortized cost of $71.3 billion. As of December 31, 2018, our AFS securities, including related party, had a fair value of $60.7 billion, which was 1.3% below amortized cost of $61.5 billion. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until sale or maturity and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	December 31, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,672	$(160)	$5,512	97.2%	$38,667	(0.4)%
2	5,252	(223)	5,029	95.8%	32,336	(0.7)%
Total investment grade	10,924	(383)	10,541	96.5%	71,003	(0.5)%
3	945	(41)	904	95.7%	3,300	(1.2)%
4	338	(34)	304	89.9%	740	(4.6)%
5	79	(11)	68	86.1%	94	(11.7)%
6	1	—	1	100.0%	41	—%
Total below investment grade	1,363	(86)	1,277	93.7%	4,175	(2.1)%
Total	$12,287	$(469)	$11,818	96.2%	$75,178	(0.6)%

	December 31, 2018
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$15,373	$(545)	$14,828	96.5%	$31,311	(1.7)%
2	19,152	(1,035)	18,117	94.6%	25,871	(4.0)%
Total investment grade	34,525	(1,580)	32,945	95.4%	57,182	(2.8)%
3	2,308	(147)	2,161	93.6%	2,746	(5.4)%
4	500	(65)	435	87.0%	533	(12.2)%
5	88	(5)	83	94.3%	232	(2.2)%
6	2	—	2	100.0%	9	—%
Total below investment grade	2,898	(217)	2,681	92.5%	3,520	(6.2)%
Total	$37,423	$(1,797)	$35,626	95.2%	$60,702	(3.0)%
The gross unrealized losses on AFS securities, including related parties, were $469 million and $1.8 billion as of December 31, 2019 and 2018, respectively. The decrease in unrealized losses was driven by the decrease in U.S. Treasury rates and credit spreads tightening during year ended December 31, 2019.

Other-Than-Temporary Impairments

For our OTTI policy and the identification of securities that could potentially have impairments, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

During the years ended December 31, 2019, 2018 and 2017, we recorded $38 million, $18 million and $33 million, respectively, of OTTI losses. OTTI losses in 2019 and 2018 were primarily related to corporate fixed maturities. OTTI losses in 2017 were primarily related to corporate fixed maturities, real estate and mortgage loans. The OTTI losses we have experienced for the years ended December 31, 2019, 2018 and 2017 translate into 3 basis points, 2 basis points and 4 basis points, respectively, of average gross invested assets. The OTTI losses in relation to average net invested assets, which exclude the ACRA noncontrolling interest, translate into 3 basis points, 2 basis points and 4 basis points for the years ended December 31, 2019, 2018 and 2017, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of December 31, 2019 and 2018, 32% and 30%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. The increase in international exposure was primarily driven by the purchase of CLOs and the investments acquired in the closing our first UK PRT transaction in 2019. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	December 31, 2019			December 31, 2018
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$1,109	$1,137	4.7%	$578	$552	3.0%
Italy	6	7	0.0%	36	35	0.2%
Spain	66	71	0.2%	62	62	0.4%
Total Ireland, Italy, Greece, Spain and Portugal[1]	1,181	1,215	4.9%	676	649	3.6%
Other Europe	7,333	7,711	32.1%	6,335	6,133	33.3%
Total Europe	8,514	8,926	37.0%	7,011	6,782	36.9%
Non-U.S. North America	11,650	11,670	48.5%	9,261	8,906	48.4%
Australia & New Zealand	1,853	1,966	8.2%	1,731	1,696	9.2%
Central & South America	473	501	2.1%	448	445	2.4%
Africa & Middle East	350	379	1.6%	228	226	1.2%
Asia/Pacific	580	616	2.6%	351	345	1.9%
Total	$23,420	$24,058	100.0%	$19,030	$18,400	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 95.8% and 93.9% of these securities are investment grade by NAIC designation as of December 31, 2019 and 2018, respectively. As of December 31, 2019, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (for which underlying investments are largely loans to U.S. issuers) and 22% were invested in securities of other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $1.2 billion and $649 million as of December 31, 2019 and 2018, respectively, of exposure in these countries.

As of December 31, 2019, we held UK and Channel Islands AFS securities of $3.2 billion, or 4.2% of our AFS securities, including related parties. As of December 31, 2019, these securities were in a net unrealized gain position of $111 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.8 billion and $2.2 billion as of December 31, 2019 and 2018, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$2,899	19.3%	$2,221	20.9%
Retail	2,182	14.6%	1,660	15.6%
Apartment	2,142	14.3%	791	7.4%
Hotels	1,104	7.4%	1,040	9.8%
Industrial	1,448	9.7%	1,196	11.2%
Other commercial[1]	730	4.9%	389	3.7%
Total net commercial mortgage loans	10,505	70.2%	7,297	68.6%
Residential loans	4,454	29.8%	3,334	31.4%
Total mortgage loans, net of allowances	$14,959	100.0%	$10,631	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $15.0 billion and $10.6 billion as of December 31, 2019 and 2018, respectively. This included $1.9 billion and $2.1 billion of mezzanine mortgage loans as of December 31, 2019 and 2018, respectively. The increase in mortgage loans is mainly driven by attractive risk and return investments in both CML and RML during the period. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2019 and 2018, we had $67 million and $48 million, respectively, of mortgage loans that were 90 days past due, of which $33 million and $15 million, respectively, were in the process of foreclosure.

See Note 2 – Investments to the consolidated financial statements for information regarding valuation allowance for collection loss, impairments, loan-to-value, and debt service coverage.

As of December 31, 2019 and 2018, we had no specific loan valuation allowances. We have established a general loan valuation allowance in the aggregate amount of $11 million and $2 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, we recorded $0 million, $0 million and $3 million, respectively, of impairments through net income.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our consolidated VIE positions:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Assets of consolidated VIEs
Investments
Trading securities	$16	2.2%	$35	4.9%
Equity securities	6	0.8%	50	7.0%
Investment funds	683	93.9%	624	87.7%
Cash and cash equivalents	3	0.4%	2	0.3%
Other assets	20	2.7%	1	0.1%
Total assets of consolidated VIEs	$728	100.0%	$712	100.0%

The following table illustrates our investment funds, including related party positions and investment funds owned by consolidated VIEs:

	December 31, 2019		December 31, 2018[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$277	6.4%	$215	6.0%
Credit funds	153	3.6%	172	4.8%
Private equity	236	5.5%	253	7.1%
Real assets	64	1.5%	56	1.6%
Natural resources	1	0.0%	4	0.1%
Other	—	—%	3	0.1%
Total investment funds	731	17.0%	703	19.7%
Investment funds – related parties
Differentiated investments
AmeriHome	487	11.3%	463	13.0%
Catalina	271	6.3%	233	6.5%
Athora	132	3.1%	105	3.0%
Venerable	99	2.3%	92	2.6%
Other	222	5.2%	196	5.5%
Total differentiated investments	1,211	28.2%	1,089	30.6%
Real estate	736	17.1%	497	14.0%
Credit funds	370	8.6%	316	8.9%
Private equity	105	2.4%	18	0.5%
Real assets	182	4.2%	145	4.1%
Natural resources	163	3.8%	104	2.9%
Public equities	119	2.8%	63	1.8%
Total investment funds – related parties	2,886	67.1%	2,232	62.8%
Investment funds owned by consolidated VIEs
MidCap	547	12.7%	553	15.5%
Real estate	117	2.7%	30	0.8%
Real assets	19	0.5%	41	1.2%
Total investment funds owned by consolidated VIEs	683	15.9%	624	17.5%
Total investment funds, including related parties and funds owned by consolidated VIEs	$4,300	100.0%	$3,559	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, the total investment funds, including related party and consolidated VIEs, were $4.3 billion and $3.6 billion as of December 31, 2019 and 2018, respectively. See Note 2 – Investments to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC and Lincoln. As of December 31, 2019, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of B+ or better.

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$15	0.1%	$77	0.3%
U.S. state, municipal and political subdivisions	482	1.7%	563	2.0%
Foreign governments	143	0.5%	145	0.5%
Corporate	14,590	51.4%	16,267	56.9%
CLO	2,586	9.1%	1,990	7.0%
ABS	2,510	8.8%	1,601	5.6%
CMBS	756	2.7%	575	2.0%
RMBS	1,482	5.2%	1,876	6.6%
Equity securities	74	0.3%	66	0.2%
Mortgage loans	4,357	15.3%	3,815	13.3%
Investment funds	807	2.8%	660	2.3%
Derivative assets	224	0.8%	77	0.3%
Short-term investments	157	0.6%	641	2.2%
Cash and cash equivalents	239	0.8%	455	1.6%
Other assets and liabilities	(21)	(0.1)%	(208)	(0.8)%
Total funds withheld at interest including related party	$28,401	100.0%	$28,600	100.0%

As of December 31, 2019 and 2018, we held $28.4 billion and $28.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 94.4% and 96.6% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2019 and 2018, respectively.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our derivative instruments and how such instruments are used to manage risk is included in Note 3 – Derivative Instruments to the consolidated financial statements.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Net Invested Assets

The following summarizes our invested assets:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$55,077	46.9%	$55,772	50.2%
CLO	10,223	8.7%	8,275	7.5%
Credit	65,300	55.6%	64,047	57.7%
RMBS	8,394	7.1%	9,814	8.9%
Mortgage loans	18,528	15.8%	14,423	13.0%
CMBS	2,930	2.5%	3,018	2.7%
Real estate	29,852	25.4%	27,255	24.6%
ABS	10,317	8.8%	7,706	6.9%
Alternative investments	5,586	4.8%	4,492	4.1%
State, municipal, political subdivisions and foreign government	2,260	1.9%	2,122	1.9%
Equity securities	365	0.3%	467	0.4%
Short-term investments	624	0.5%	765	0.7%
U.S. government and agencies	49	0.0%	134	0.1%
Other investments	19,201	16.3%	15,686	14.1%
Cash and equivalents	1,958	1.7%	2,881	2.6%
Policy loans and other	1,175	1.0%	1,165	1.0%
Net invested assets	$117,486	100.0%	$111,034	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $117.5 billion and $111.0 billion as of December 31, 2019 and 2018, respectively. As of December 31, 2019, our net invested assets were mainly comprised of 46.9% of corporate securities, 27.1% of structured securities, 15.8% of mortgage loans and 4.8% of alternative investments. Corporate securities included $15.0 billion of private placements, which represented 13% of our net invested assets. The increase in net invested assets as of December 31, 2019 from 2018 was primarily driven by strong growth in deposits over liability outflows and reinvestment of earnings.

In managing our business, we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also deconsolidate any VIEs in order to show the net investment in the funds, which are included in the alternative investments line above. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but excludes the proportionate share of investments associated with the noncontrolling interest.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested asset figures are used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	December 31, 2019		December 31, 2018
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$595	10.7%	$568	12.6%
MidCap	547	9.8%	553	12.3%
Catalina	271	4.9%	232	5.2%
Venerable	99	1.8%	92	2.1%
Other	208	3.7%	229	5.1%
Total differentiated investments	1,720	30.9%	1,674	37.3%
Real estate	1,430	25.6%	1,015	22.6%
Credit	968	17.3%	537	11.9%
Private equity	378	6.8%	279	6.2%
Real assets	349	6.2%	276	6.2%
Natural resources	51	0.9%	55	1.2%
Other	58	1.0%	4	0.1%
Total Retirement Services alternative investments	4,954	88.7%	3,840	85.5%
Corporate and Other
Athora	140	2.5%	130	2.9%
Credit	128	2.3%	203	4.5%
Natural resources	245	4.4%	213	4.8%
Public equities[1]	119	2.1%	100	2.2%
Other	—	—%	6	0.1%
Total Corporate and Other alternative investments	632	11.3%	652	14.5%
Net alternative investments	$5,586	100.0%	$4,492	100.0%

1 As of December 31, 2019, public equities is exclusively comprised of an investment in OneMain Holdings, Inc. (ticker: OMF).

Net alternative investments were $5.6 billion and $4.5 billion as of December 31, 2019 and 2018, respectively, representing 4.8% and 4.1% of our net invested assets portfolio as of December 31, 2019 and 2018, respectively.

Net alternative investments do not correspond to the total investment funds, including related parties and VIEs, on our consolidated balance sheets. As discussed above in the invested assets section, we adjust the GAAP presentation for funds withheld and modco and de-consolidate VIEs. We also include CLO equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Two of our largest alternative investments are in asset originators, MidCap and AmeriHome, both of which, from time to time, provide us with access to assets for our investment portfolio.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which had a net invested asset value of $547 million and $553 million as of December 31, 2019 and 2018, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 11.56%, 14.48% and 8.93% for the years ended December 31, 2019, 2018, and 2017, respectively. Alternative investment income from CoInvest VII was $65 million, $81 million and $50 million for the years ended December 31, 2019, 2018, and 2017, respectively. The decrease in alternative investment income for 2019 compared to 2018 was driven by unfavorable changes in valuation in 2019 compared to a favorable valuation adjustment in 2018. The increase in alternative investment income for 2018 compared to 2017 was driven by a favorable valuation adjustment, higher loan volumes and increased assets under management.

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

Our alternative investment in A-A Mortgage had a net invested asset value of $595 million and $568 million as of December 31, 2019 and 2018, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 14.00%, 13.15% and 12.01% for the years ended December 31, 2019, 2018, and 2017, respectively. Alternative investment income from A-A Mortgage was $81 million, $72 million and $58 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in alternative investment income of $9 million was primarily driven by a gain on the sale of of mortgage servicing rights in 2019. The increase in alternative investment income of $14 million, or 24%, for 2018 compared to 2017 was driven by strong originations and an increase in balance sheet size.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the net invested asset value of these securities is minor, such securities have resulted in volatility in our statements of income in recent periods. As of December 31, 2019 and 2018, we indirectly held public equity positions of $119 million and $100 million, respectively. As of December 31, 2019 and 2018, we held approximately 2.8 million and 2.8 million shares, respectively, of OneMain with a market value of $119 million and $63 million, respectively. As of December 31, 2018, we held approximately 5.5 million shares of Caesars, with a market value of $37 million. Caesars was held indirectly through our investment in AAA Investment (Co Invest VI), L.P. (CoInvest VI). In the first quarter of 2019, CoInvest VI sold its remaining shares of Caesars.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income available to common shareholders is included in the Consolidated Results of Operations section. See Item 6. Selected Financial Data – Non-GAAP Measures for additional reconciliations.

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

	December 31,
(In millions)	2019	2018	2017
Total AHL shareholders’ equity	$13,391	$8,276	$9,176
Less: Preferred stock	1,172	—	—
Total AHL common shareholders’ equity	12,219	8,276	9,176
Less: AOCI	2,281	(472)	1,449
Less: Accumulated change in fair value of reinsurance assets	493	(75)	161
Total adjusted AHL common shareholders’ equity	$9,445	$8,823	$7,566

Segment adjusted common shareholders’ equity
Retirement Services	$7,443	$7,807	$5,237
Corporate and Other	2,002	1,016	2,329
Total adjusted AHL common shareholders’ equity	$9,445	$8,823	$7,566

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
Average AHL shareholders’ equity	$10,834	$8,726	$8,029
Less: Average preferred stock	586	—	—
Less: Average AOCI	905	489	908
Less: Average accumulated change in fair value of reinsurance assets	209	43	112
Average adjusted AHL common shareholders’ equity	$9,134	$8,194	$7,009

Segment average adjusted common shareholders’ equity
Retirement Services	$7,625	$6,522	$4,823
Corporate and Other	1,509	1,672	2,186
Average adjusted AHL common shareholders’ equity	$9,134	$8,194	$7,009

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

	December 31,
(In millions, except percentages)	2019	2018
Total debt	$1,467	$991
Total AHL shareholders’ equity	13,391	8,276
Total capitalization	14,858	9,267
Less: AOCI	2,281	(472)
Less: Accumulated change in fair value of reinsurance assets	493	(75)
Total adjusted capitalization	$12,084	$9,814

Debt to capital ratio	9.9%	10.7%
AOCI	1.8%	(0.5)%
Accumulated change in fair value of reinsurance assets	0.4%	(0.1)%
Adjusted debt to capital ratio	12.1%	10.1%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Years ended December 31,
	2019		2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$4,522	3.91%	$4,004	4.30%	$3,269	4.27%
Change in fair value of reinsurance assets	680	0.59%	301	0.32%	191	0.25%
Net VIE earnings	80	0.07%	37	0.04%	77	0.10%
Alternative income gain (loss)	1	0.00%	(34)	(0.04)%	(20)	(0.03)%
ACRA noncontrolling interest	(61)	(0.05)%	—	—%	—	—%
Held for trading amortization and other	(43)	(0.04)%	(76)	(0.08)%	(94)	(0.12)%
Total adjustments to arrive at net investment earnings/earned rate	657	0.57%	228	0.24%	154	0.20%
Total net investment earnings/earned rate	$5,179	4.48%	$4,232	4.54%	$3,423	4.47%

Retirement Services	$5,062	4.43%	$4,188	4.60%	$3,241	4.70%
Corporate and Other	117	8.33%	44	1.99%	182	2.42%
Total net investment earnings/earned rate	$5,179	4.48%	$4,232	4.54%	$3,423	4.47%

Retirement Services average net invested assets	$114,310		$90,995		$69,014
Corporate and Other average net invested assets	1,409		2,182		7,541
Consolidated average net invested assets	$115,719		$93,177		$76,555

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Years ended December 31,
	2019		2018		2017
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$4,557	3.99%	$290	0.32%	$2,866	4.15%
Interest credited other than deferred annuities and institutional products	232	0.20%	65	0.07%	(35)	(0.05)%
FIA option costs	1,109	0.97%	886	0.97%	607	0.88%
Product charges (strategy fees)	(119)	(0.10)%	(98)	(0.11)%	(73)	(0.10)%
Reinsurance embedded derivative impacts	57	0.05%	49	0.05%	37	0.05%
Change in fair value of embedded derivatives – FIAs	(3,644)	(3.19)%	436	0.48%	(2,252)	(3.26)%
Negative VOBA amortization	36	0.03%	31	0.04%	40	0.06%
ACRA noncontrolling interest	(42)	(0.03)%	—	—%	—	—%
Unit-linked change in reserves	—	—%	—	—%	(29)	(0.04)%
Other changes in interest sensitive contract liabilities	(7)	(0.01)%	—	—%	(5)	(0.01)%
Total adjustments to arrive at cost of crediting	(2,378)	(2.08)%	1,369	1.50%	(1,710)	(2.47)%
Retirement Services cost of crediting	$2,179	1.91%	$1,659	1.82%	$1,156	1.68%

Retirement Services cost of crediting on deferred annuities	$1,774	1.97%	$1,431	1.95%	$1,066	1.88%
Retirement Services cost of crediting on institutional products	405	3.47%	228	3.42%	90	2.83%
Retirement Services cost of crediting	$2,179	1.91%	$1,659	1.82%	$1,156	1.68%

Retirement Services average invested assets	$114,310		$90,995		$69,014
Average account value on deferred annuities	89,878		73,567		56,589
Average institutional reserve liabilities	11,632		6,683		3,194

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
GAAP benefits and expenses	$13,956	$5,462	$7,324
Premiums	(6,382)	(3,462)	(2,526)
Product charges	(524)	(449)	(340)
Other revenues	(37)	(26)	(37)
Cost of crediting	(1,013)	(724)	(513)
Change in fair value of embedded derivatives – FIA, net of offsets	(3,577)	327	(2,404)
DAC, DSI and VOBA amortization related to investment gains and losses	(477)	110	(65)
Rider reserves related to investment gains and losses	(58)	16	(16)
Policy and other operating expenses, excluding policy acquisition expenses	(488)	(395)	(435)
AmerUs closed block fair value liability	(152)	112	(68)
Policyholder dividends	—	—	(84)
ACRA noncontrolling interest	(74)	—	—
Other	(2)	10	(30)
Total adjustments to arrive at other liability costs	(12,784)	(4,481)	(6,518)
Other liability costs	$1,172	$981	$806

Retirement Services	$1,172	$981	$749
Corporate and Other	—	—	57
Consolidated other liability costs	$1,172	$981	$806

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
GAAP policy and other operating expenses	$744	$626	$672
Interest expense	(67)	(57)	(16)
Policy acquisition expenses, net of deferrals	(256)	(233)	(237)
Integration, restructuring and other non-operating expenses	(70)	(22)	(68)
Stock compensation expenses	(12)	(11)	(33)
ACRA noncontrolling interest	(5)	—	—
Total adjustments to arrive at operating expenses	(410)	(323)	(354)
Operating expenses	$334	$303	$318

Retirement Services	$266	$242	$212
Corporate and Other	68	61	106
Consolidated operating expenses	$334	$303	$318

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	December 31,
(In millions)	2019	2018
Total investments, including related parties	$129,845	$107,632
Derivative assets	(2,888)	(1,043)
Cash and cash equivalents (including restricted cash)	4,639	3,403
Accrued investment income	807	682
Payables for collateral on derivatives	(2,743)	(969)
Reinsurance funds withheld and modified coinsurance	(1,440)	223
VIE and VOE assets, liabilities and noncontrolling interest	730	718
Unrealized (gains) losses	(4,095)	808
Ceded policy loans	(235)	(281)
Net investment receivables (payables)	(57)	(139)
ACRA noncontrolling interest	(7,077)	—
Total adjustments to arrive at invested assets	(12,359)	3,402
Net invested assets	$117,486	$111,034

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within invested assets is as follows:

	December 31,
(In millions)	2019	2018
Investment funds, including related parties and VIEs	$4,300	$3,559
Nonredeemable preferred stock included in equity securities	78	—
CLO equities included in trading securities	405	125
Investment funds within funds withheld at interest	807	660
Royalties and other assets included in other investments	66	71
Net assets of the VIE, excluding investment funds	1	50
Unrealized (gains) losses and other adjustments	8	27
ACRA noncontrolling interest	(79)	—
Total adjustments to arrive at alternative investments	1,286	933
Net alternative investments	$5,586	$4,492

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

	December 31,
(In millions)	2019	2018
Total liabilities	$132,734	$117,229
Short-term debt	(475)	—
Long-term debt	(992)	(991)
Derivative liabilities	(97)	(85)
Payables for collateral on derivatives and securities to repurchase	(3,255)	(969)
Funds withheld liability	(408)	(721)
Other liabilities	(1,181)	(889)
Reinsurance ceded receivables	(4,863)	(5,534)
Policy loans ceded	(235)	(281)
ACRA noncontrolling interest	(6,574)	—
Other	(2)	(27)
Total adjustments to arrive at reserve liabilities	(18,082)	(9,497)
Net reserve liabilities	$114,652	$107,732

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of December 31, 2019 was $77.1 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion Credit Facility, which was undrawn as of December 31, 2019 and had a remaining term of approximately five years, subject to up to two one-year extensions. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums), investment income, principal repayments on our investments, and net transfers from separate accounts and financial product deposits. Uses of cash include investment purchases, payments to policyholders for surrenders and withdrawals, maturity payments on funding agreements, policy acquisition costs and general operating costs.

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of December 31, 2019 and 2018, approximately 78% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2019 and 2018, approximately 64% and 65%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of December 31, 2019 and 2018, we had $475 million and $0 million outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2019 and 2018, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $1.2 billion and $926 million, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2019, the total maximum borrowings under the FHLB facility were limited to $19.5 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of December 31, 2019 we had the ability to draw up to a total of approximately $1.9 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
Net income	$2,185	$1,053	$1,358
Payment at inception of reinsurance agreements, net	—	(394)	—
Non-cash revenues and expenses	471	2,215	1,812
Net cash provided by operating activities	2,656	2,874	3,170
Sales, maturities and repayments of investments	17,776	17,069	17,893
Purchases of investments	(27,687)	(24,852)	(24,165)
Deconsolidation of Athora Holding Ltd.	—	(296)	—
Other investing activities	(45)	(94)	503
Net cash used in investing activities	(9,956)	(8,173)	(5,769)
Deposits on investment-type policies and contracts	11,569	10,262	9,056
Withdrawals on investment-type policies and contracts	(6,548)	(6,205)	(4,843)
Net change in cash collateral posted for derivative transactions and securities to repurchase	2,286	(1,354)	940
Net proceeds and repayment of debt	475	998	—
Issuance of preferred stock, net of expenses	1,172	—	—
Preferred stock dividends	(36)	—	—
Repurchase of common stock	(832)	(105)	(10)
Subsidiary issuance of equity interests to noncontrolling interests	575	—	—
Other financing activities	(124)	111	(95)
Net cash provided by financing activities	8,537	3,707	5,048
Effect of exchange rate changes on cash and cash equivalents	—	—	32
Net increase (decrease) in cash and cash equivalents[1]	$1,237	$(1,592)	$2,481

[1] Includes cash and cash equivalents, restricted cash, and cash and cash equivalents of consolidated VIEs

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $2.7 billion, $2.9 billion and $3.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2019 compared to 2018 was primarily driven by lower cash received on PRT premiums, partially offset by an increase in net investment income reflecting an increase in our investment portfolio, the 2018 ceding commissions related to the Voya and Lincoln reinsurance transactions and higher commissions in 2018 compared to 2019 related to higher 2018 retail sales. The increase in cash provided by operating activities for the year ended December 31, 2018 compared to 2017 was primarily driven by the ceding commissions related to the Voya and Lincoln reinsurance transactions, higher tax refunds in 2017 and higher commissions due to strong retail sales, partially offset by an increase in net investment income reflecting an increase in our investment portfolio and an increase in PRT premiums.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $10.0 billion, $8.2 billion and $5.8 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The change in cash used in investing activities for the year ended December 31, 2019 compared to 2018 was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows, the deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries and the reinvestment of earnings. The increase in cash used from investing activities for the year ended December 31, 2018 compared to 2017 was primarily attributed to the purchase of investments related to the increase in deposits over liability outflows, the investment of proceeds from our debt issuance, the deconsolidation of AGER Bermuda Holding Ltd. and its subsidiaries and the reinvestment of earnings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions and repayments of outstanding borrowings. Our financing activities provided cash flows totaling $8.5 billion, $3.7 billion and $5.0 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The change in cash provided from financing activities for the year ended December 31, 2019 compared to 2018 was primarily attributed to the change in cash collateral posted for derivative transactions and securities to repurchase driven by favorable equity market performance in 2019, proceeds from the issuance of preferred stock, higher investment-type deposits from retail, flow reinsurance and funding agreement deposits, subsidiary issuance of equity shares related to the sale of ACRA shares to ADIP and issuance of short-term debt, partially offset by 2018 proceeds from the issuance of debt and the repurchase of common stock in 2019. The change in cash provided from financing activities for the year ended December 31, 2018 compared to 2017 was primarily attributed to the change in cash collateral posted for derivative transactions and lower funding agreement issuances in 2018, partially offset by proceeds from the issuance of debt.

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

Dividends from ALRe are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its relevant margins, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA. As of December 31, 2019 and 2018, ALRe was permitted to dividend or distribute up to $8.1 billion and $5.9 billion, respectively.

The maximum distribution permitted by law or contract is not necessarily indicative of our actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best and Fitch, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Sources of Funding

If needed, we may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion Credit Facility or by pursuing future issuances of debt or equity securities to third-party investors. See Note 9 – Debt to the consolidated financial statements for more information regarding our Credit Facility. However, such additional funding may not be available on terms favorable to us or at all, depending on our financial condition, results of operations or prevailing market conditions. In addition, certain covenants in our Credit Facility prohibit us from maintaining debt in excess of specified thresholds, which may limit our ability to pursue future issuances of debt. Specifically, our Credit Facility prohibits us from permitting the Consolidated Debt to Capitalization Ratio (as such term is defined in the Credit Facility) to exceed 35% as of the end of any quarter. Certain other sources of liquidity potentially available at the holding company level are discussed below.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preference shares, depositary shares, Class A common shares, warrants and units.

Debt – On January 12, 2018 we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028.

Preferred Stock – On June 10, 2019, we issued 34,500 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $839 million, net of the underwriters’ discount and expenses.

On September 19, 2019, we issued 13,800 5.625% Fixed Rate Perpetual Non-Cumulative Preference shares, Series B, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $333 million, net of the underwriters’ discount and expenses. See Note 10 – Equity to the consolidated financial statements for further information.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of December 31, 2019 and 2018, the revolving note payable had an outstanding balance of $38 million and $105 million, respectively.

Use of Captives

While our business strategy does not involve the use of captives, as a result of the Aviva USA acquisition, we acquired a captive reinsurer that was formed in 2011 and domiciled in the state of Vermont and we ceded certain liabilities to this captive reinsurer. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 13 – Statutory Requirements to the consolidated financial statements, a permitted practice of the state of Vermont allows the captive to include issued and outstanding letters of credit in the amount of $137 million and $153 million as of December 31, 2019 and 2018, respectively, as admitted assets in its statutory financial statements.

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

Capital Resources

As of December 31, 2019 and 2018, our U.S. insurance companies’ TAC, as defined by the NAIC, was $2.4 billion and $2.2 billion, respectively, and our U.S. RBC ratio was 429% and 421%, respectively. Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards as of December 31, 2019 and 2018, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALRe statutory capital was $11.0 billion and $9.7 billion as of December 31, 2019 and 2018, respectively. During 2018, AHL contributed its wholly owned subsidiary, Athene USA, to ALRe. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the enhanced capital requirement. Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. ALRe’s EBS capital and surplus was $14.1 billion and $12.0 billion, resulting in a BSCR ratio of 310% and 340% as of December 31, 2019 and 2018, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2019 and 2018, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our capital by applying the NAIC RBC factors to the statutory financial statements of AHL’s non-U.S. reinsurance subsidiaries, on an aggregate basis. As of December 31, 2019 and 2018, our ALRe RBC was 443% and 405%, respectively. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position and access to uncalled capital commitments at ACRA, provides us the opportunity to take advantage of market dislocations as they arise.

Repurchase of Securities

Share Repurchase Program

In the fourth quarter of 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A common shares. In 2019, our board of directors has approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. Pursuant to our share repurchase program, we repurchased 19.9 million Class A common shares for $827 million during the year ended December 31, 2019. As of February 20, 2020, we have repurchased, in the aggregate, 22.4 million Class A common shares for $927 million and have $640 million of repurchase authorization remaining.

Repurchase of Other Securities

We may from time to time seek to retire or purchase our other outstanding debt or equity securities through cash purchases and/or exchanges for other securities, purchases in the open market, privately negotiated transactions or otherwise. Any such repurchases will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors. Whether or not we repurchase any of our other securities and the size and timing of any such repurchases will be determined at our discretion.

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

The following table summarizes estimated future payments on our contractual obligations as of December 31, 2019:

	Payments Due by Period
(In millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Interest sensitive contract liabilities	$102,745	$9,256	$21,800	$18,489	$53,200
Future policy benefits	23,330	459	895	958	21,018
Other policy claims and benefits	138	138	—	—	—
Dividends payable to policyholders	113	5	10	9	89
Short-term debt[1]	479	479	—	—	—
Long-term debt[1]	1,351	41	83	83	1,144
Total	$128,156	$10,378	$22,788	$19,539	$75,451

[1] The obligations for short- and long-term debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreement, as described in Note 9 – Debt to the consolidated financial statements.

We also have other obligations related to collateral on derivatives, investment fund commitments and funds withheld liabilities which have not been included in the above table as the timing and amount of each of the return on the collateral, the fulfillment of the commitments and the funds withheld liabilities are uncertain. See Note 15 – Commitments and Contingencies to the consolidated financial statements for further discussion on the investment fund commitments.

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

Investments

We are responsible for the fair value measurement of certain investments presented in our consolidated financial statements. We perform regular analysis and review of our valuation techniques, assumptions and inputs utilized in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. We also perform quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, we utilize both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. For investment funds, we typically recognize our investment, including those for which we have elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of our investment funds for which we have elected the fair value option, see Note 5 – Fair Value to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Fixed Maturity and Equity Securities

The following table presents the fair value of fixed maturity and equity securities, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$29,377	$36	$29,329	$12
Priced via independent broker-dealer quotations	45,037	—	41,183	3,854
Priced via other methods	764	—	—	764
Trading securities
Priced via commercial pricing services	240	—	240	—
Priced via independent broker-dealer quotations	2,399	8	1,784	607
Priced via other methods	200	—	—	200
Trading securities of consolidated VIEs	16	—	—	16
Total fixed maturity securities including related party	78,033	44	72,536	5,453
Equity securities
Priced via commercial pricing services	243	43	200	—
Priced via independent broker-dealer quotations	61	—	1	60
Priced via other methods	1	—	—	1
Equity securities of consolidated VIEs	6	—	—	6
Total equity securities including related party	311	43	201	67
Total fixed maturity and equity securities including related party	$78,344	$87	$72,737	$5,520
Percent of total	100.0%	0.1%	92.9%	7.0%

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

We review and analyze our securities on an ongoing basis for changes in market interest rates, credit issues, changes in business climate, management changes, litigation, government actions, and other similar factors. Indicators of impairment may include changes in the issuers’ credit ratings and outlook, the frequency of late payments, pricing levels, key financial ratios, financial statements, revenue forecasts and cash flow projections. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital; and (4) for fixed maturity securities, our intent to sell a security or whether it is more-likely-than-not we will be required to sell the security before the recovery of its cost or amortized cost which, in some cases, may extend to maturity and our ability and intent to hold the security for a period of time that allows for the recovery in value. An extended and severe unrealized loss position on a fixed maturity security may not have any impact on the ability of the issuer to service all scheduled principal and interest payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to the security’s cost or amortized cost based on the present value of the expected future cash flows to be collected. To the extent we determine a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2019, the reserve investment yield assumptions for non-participating contracts range from 3.31% to 5.44% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes are sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of December 31, 2019, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $4.3 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	December 31, 2019
+10% assessments	$(144)
–10% assessments	160
+100 bps discount rate	130
–100 bps discount rate	(175)
1% higher annual equity growth	(49)
1% lower annual equity growth	46

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

As of December 31, 2019, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $10.9 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2019
+100 bps discount rate	$(904)
–100 bps discount rate	1,038

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

Valuation of Derivative Contracts

Derivative contracts can be exchange-traded or OTC. Exchange-traded derivative contracts (for example, futures) typically fall within Level 1 of the fair value hierarchy depending on trading activity. OTC derivative contracts (for example, swaps) are valued using valuation models or an income approach using third-party broker-dealer valuations. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlation of the inputs. We consider and incorporate counterparty credit risk in the valuation process through counterparty credit rating requirements and monitoring of overall exposure. We also evaluate and include our own nonperformance risk in valuing derivative liabilities. The majority of our derivatives trade in liquid markets; therefore, the model inputs and model selection does not involve significant judgment. As of December 31, 2019, we had derivative contract assets classified in the fair value hierarchy as Level 1 of $10 million, Level 2 of $2.9 billion and Level 3 of $0 million. As of December 31, 2019, we had derivative contract liabilities classified in the fair value hierarchy as Level 1 of $1 million, Level 2 of $93 million and Level 3 of $3 million.

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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration, changes in the GLWB and GMDB reserves, and realized gains (losses) on investments. Current period gross profits for FIAs also include the change in fair value of both freestanding and embedded derivatives.

Our estimates of expected gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the use of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives. Each reporting period, we update estimated gross profits with actual gross profits as part of the amortization process. We also periodically revise the key assumptions used in the amortization calculation which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

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

Estimated future gross profits vary based on a number of factors but are typically most sensitive to changes in investment spread margins, which are the most significant component of gross profits. If estimated gross profits for all future years on business in force were to change, including the impacts of shadow adjustments, there would be a resulting increase or decrease to the balances of DAC, DSI and VOBA recorded as an increase or decrease to amortization of DAC, DSI, and VOBA on the consolidated statements of income or AOCI.

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

As of December 31, 2019, DAC, DSI and VOBA totaled $5.0 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	December 31, 2019
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$130	$30	$54	$214
–10% estimated future gross profits	(150)	(34)	(60)	(244)
+100 bps discount rate	(149)	(53)	(39)	(241)
–100 bps discount rate	173	63	45	281

Consolidation

We consolidate all entities in which we hold a controlling financial interest as of the financial statement date whether through a majority voting interest or otherwise, including those investment funds that meet the definition of a VIE in which we are determined to be the primary beneficiary. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the investment fund, and we record the investment as an equity method investment. See Note 4 – Variable Interest Entities to the consolidated financial statements.

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

Income Taxes

In determining our income taxes, management is required to interpret complex income tax laws and regulations. We are subject to examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. We recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the relevant taxing authorities based on the technical merits of our position. For those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on our consolidated financial results. For more information regarding income taxes, see Note 12 – Income Taxes to the consolidated financial statements.

Accounting for income taxes involves numerous estimates and assumptions regarding various events and transactions based on management’s judgment and interpretation of the laws and regulations enacted as of the reporting date. Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax basis of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more-likely-than-not some portion of the tax benefit will not be realized. We have deferred tax assets primarily related to reserve valuation differences, net operating losses, DAC and employee benefit plans.

On a quarterly basis, we test the value of deferred tax assets for impairment at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
•whether sufficient taxable income exists within the allowed carryback or carryforward periods;
•whether future reversals of existing taxable temporary differences will occur, including any tax planning strategies that could be utilized;
•nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
•whether future taxable income exclusive of reversing temporary differences and carryforwards exists.

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

We expect that earnings from AHL’s U.S. subsidiaries will not be subject to U.S. dividend withholding tax under the UK Treaty. Any dividends remitted to AHL from ALRe are not subject to withholding tax.

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

Risk Management

The risk management team structure consists of an enterprise risk management (ERM) team, a derivatives trading team and an asset risk team. The risk management team is led by our Chief Risk Officer, who reports to the chair of the AHL Risk Committee. Our risk management team is comprised of approximately 35 dedicated, full-time employees.

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

Market Risk and Management of Market Risk Exposures

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Included in market risk are potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk, equity price risk and inflation risk. We are primarily exposed to credit risk, interest rate risk, equity price risk and inflation risk.

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

The investment teams within Apollo, which manage substantially all of our fixed income assets, focus on in-depth, bottom-up portfolio construction, and disciplined risk management. Their approach to taking credit risk is formulated based on:

•	a fundamental view on existing and potential opportunities at the security level;

•	an assessment of the current risk/reward proposition for each market segment;

•	identification of downside risks and assigning a probability for those risks; and

•	establishing a plan for best execution of the investment action.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

A dedicated set of AHL risk managers, who are on-site with Apollo, monitor the asset risks to ensure that such risks are consistent with our risk appetite, standards for committing capital, and overall strategic objectives. Our risk management team is also a key contributor to the OTTI/credit impairment evaluation process.

In addition to credit-risk exposures from our investment portfolio, we are also exposed to credit risk from our counterparty exposures from our derivative hedging and reinsurance activities. Derivative counterparty risk is managed by trading on a collateralized basis with counterparties under International Swaps and Derivatives Association documents with a credit support annex having low or zero-dollar collateral thresholds.

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

Active portfolio management is performed by the investment managers at Apollo, with direction from the management committees. ALM risk is also managed by the management committees. The performance of our investment portfolio managed by Apollo is reviewed periodically by the management committees and the board of directors. The management committees strive to improve returns to shareholders and protect policyholders, while dynamically managing the risk within our expectations.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from policyholder behavior and other trading constraints (for example minimum trade size) are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk, and interest rate risk, are monitored and risk managed along the term structure.

We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We currently target fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies,” (which is mostly exposure to publicly traded equities), followed by “differentiated investments”, “credit funds”, “private equity” and “real assets.”

Our investment mandate in our alternative investment portfolio is inherently opportunistic. Each investment is examined and analyzed on its own merits to gain a full understanding of the risks present, and with a view toward determining likely return scenarios, including the ability to withstand stress in a downturn. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

The alternative investment portfolio is monitored to ensure diversification across asset classes and strategy, and the portfolio's performance under stress scenarios is evaluated routinely as part of management and board reviews. Since alternative investments are marked-to-market on the balance sheet, risk analyses focus on potential changes in market value across a variety of market stresses.

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

Inflation Risk

We manage our inflation risk so as to maintain minimal exposure to changes in purchasing power. In general, we attempt to match inflation exposure of assets and liabilities. When the inflation exposure profiles of assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate inflation mismatch risk. We attempt to hedge the majority of inflation risk arising from the PRT business that we reinsure.

Scenario Analysis

We evaluate our exposure to market risk through internally defined modeling of our portfolio performance during times of economic stress. We manage our business, capital and liquidity needs to withstand stress scenarios and target capital we believe will maintain our current ratings in a moderate recession scenario and will allow us to continue to be rated investment grade under a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, we calibrate recessionary shocks to several key risk factors (including but not limited to, S&P 500, BBB corporate spreads, high yield corporate spreads and 2 year and 10 year U.S. Treasury yields) using data from the 1991, 2001, and 2008 recessions, and estimate mark to market impacts to the various sectors in our portfolio using regression analysis of their credit spreads to the key risk factors. In the Lehman scenario, we use credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes, and we use default probabilities from the same 2008-2009 period, along with stressed recovery and ratings migration rates, to estimate OTTI impacts. We review the impacts of our stress test analyses quarterly with management.

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2019, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $179 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $53 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2018, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $199 million with an additional decrease to pre-tax income of $23 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The increase in the estimated impacts of the DAC, DSI and VOBA amortization and changes in rider reserves as of December 31, 2019 compared to December 31, 2018 is primarily driven by higher gross profits attributed to the favorable change in fair value of reinsurance assets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to adjusted operating income would be an increase of approximately $30 – $35 million. This is driven by an increase in investment income from floating rate assets, offset by DAC, DSI, and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “non-operating adjustments” in our reconciliation between net income available to AHL common shareholders and adjusted operating income available to common shareholders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations by Segment for the reconciliation of net income available to AHL common shareholders to adjusted operating income available to common shareholders. The impact of changing rates on these non-operating adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2019, which discussion encompasses the impact of such an increase on certain of the non-operating adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of December 31, 2019, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $415 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $167 million. As of December 31, 2018, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $214 million with an offsetting increase to our pre-tax income of $74 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decrease in the estimated outcome of the sensitivity analysis as of December 31, 2019 when compared to that as of December 31, 2018 is driven by equity market performance during 2019 which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Athene Holding Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Athene Holding Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of certain structured fixed maturity securities

As described in Notes 2 and 5 to the consolidated financial statements, structured fixed maturity securities include collateralized loan obligations (CLO), asset-backed securities (ABS), residential mortgage-backed securities (RMBS), and commercial mortgage-backed securities (CMBS), which represented approximately 21% of the Company’s total $107,952 million in investments and 21% of the Company’s $21,893 million in investments in related parties as of December 31, 2019. Management utilized third-party commercial pricing services; third-party brokers; industry-standard, vendor modeling software that uses market observable inputs; and other internal modeling techniques based on projected cash flows and unobservable inputs to value certain of its structured fixed maturity securities. The significant unobservable inputs include discount rates, issue specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers.

The principal considerations for our determination that performing procedures relating to the valuation of certain structured fixed maturity securities is a critical audit matter are (i) there was significant judgment by management in determining the fair value of these investments as the valuation uses significant unobservable inputs, specifically, the discount rate, estimation of cash flows, and liquidity assumptions, which led to a high degree of auditor judgment, subjectivity and effort in performing the procedures relating to the estimate; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain structured fixed maturity securities, including controls over the development of the model and the significant unobservable inputs. These procedures also included, among others, developing an independent estimate of the value for a sample of the securities by obtaining independent pricing from third party vendors, if available. For a sample of structured fixed maturity securities, professionals with specialized skill and knowledge were used to assist in developing an independent range of prices and comparing management’s estimate to the independently developed ranges. Developing the independent estimate involved utilizing a range of available market inputs and assumptions specific to the discount rate, estimation of cash flows, and liquidity assumptions, and testing the completeness and accuracy of data provided by management.

Valuation of embedded derivatives of fixed indexed annuities

As described in Notes 1, 3 and 5 to the consolidated financial statements, the Company issues and reinsures fixed indexed annuity products that contain embedded derivatives, valued at $10,942 million as of December 31, 2019. Fixed indexed annuity contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which includes assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior assumptions including lapses and the use of benefit riders.

The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives of fixed indexed annuities is a critical audit matter are (i) there was significant judgment by management in estimating the fair value of embedded derivatives, specifically the significant policyholder behavior assumptions including lapse and the use of benefit riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating the audit evidence relating to the significant assumptions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of embedded derivatives of fixed indexed annuities, including controls over the development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of key data underlying the development of the significant assumptions, and the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the valuation of embedded derivatives for fixed indexed annuities, which included (i) evaluating the appropriateness of the methods used in the valuation of the embedded derivatives of fixed indexed annuities, and (ii) evaluating the reasonableness of management’s significant assumptions of policyholder behavior assumptions including lapses and the use of benefit riders.

Valuation of guaranteed lifetime withdrawal benefits (GLWB)

As described in Note 1 to the consolidated financial statements, the Company issues and reinsures fixed indexed annuity products, which contain GLWB riders. The Company establishes future policy benefits reserve for GLWB by estimating the expected value of withdrawal benefits in excess of the projected account balance. The excess is recognized proportionally over the accumulation period based on total actual and expected assessments. The methods used to estimate future policy benefit reserve have assumptions about policyholder behavior, which includes lapses, withdrawals and use of benefit riders; mortality; expected yield on investments supporting the liability; and market conditions affecting the account balance growth.

The principal considerations for our determination that performing procedures relating to the valuation of the GLWB is a critical audit matter are (i) there was significant judgment by management in estimating the future policy benefit reserve of the GLWB rider, specifically the significant assumptions about policyholder behavior, including lapses and use of benefit riders, and the expected yield on investments supporting the liability which in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating the audit evidence relating to the significant assumptions and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of GLWB, including controls over the development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of key data underlying the development of the significant assumptions, and the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the valuation of GLWB, which included (i) evaluating the appropriateness of the method used in the valuation of GLWB, and (ii) evaluating the reasonableness of management’s significant assumptions about policyholder behavior, including lapses and use of benefit riders, and the expected yield on investments supporting the liability.

Valuation of deferred acquisition costs (DAC)

As described in Notes 1 and 7 to the consolidated financial statements, costs related directly to the successful acquisition of new, or renewal of, insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Estimates of the expected gross profits are based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the use of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives.

The principal considerations for our determination that performing procedures relating to the valuation of DAC is a critical audit matter are (i) there was significant judgment by management in estimating the future gross profits used to amortize the DAC, specifically the significant policyholder behavior assumptions related to lapses and the use of benefit riders and yields on investments supporting the liabilities, which in turn led to a high degree of auditor judgment, subjectivity, and judgment in evaluating the audit evidence relating to the significant assumptions and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC, including controls over the development of significant assumptions. These procedures also included, among others, testing the completeness and accuracy of key data underlying the development of the significant assumptions, and the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the valuation of DAC, which included (i) evaluating the appropriateness of the actuarial methods used in the valuation of DAC, and (ii) evaluating the reasonableness of management’s significant assumptions including lapses and the use of benefit riders and yields on investments supporting the liabilities.

/s/ PricewaterhouseCoopers LLP
Des Moines, Iowa
February 20, 2020

We have served as the Company’s auditor since 2015.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2019	2018
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2019 – $67,479 and 2018 – $60,025)	$71,374	$59,265
Trading securities, at fair value	2,054	1,949
Equity securities, at fair value	247	216
Mortgage loans, net of allowances (portion at fair value: 2019 – $27 and 2018 – $32)	14,306	10,340
Investment funds (portion at fair value: 2019 – $154 and 2018 – $182)	731	703
Policy loans	417	488
Funds withheld at interest (portion at fair value: 2019 – $801 and 2018 – $57)	15,181	15,023
Derivative assets	2,888	1,043
Short-term investments (portion at fair value: 2019 – $406 and 2018 – $191)	596	191
Other investments (portion at fair value: 2019 – $93 and 2018 – $52)	158	122
Total investments	107,952	89,340
Cash and cash equivalents	4,237	2,911
Restricted cash	402	492
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2019 – $3,783 and 2018 – $1,462)	3,804	1,437
Trading securities, at fair value	785	249
Equity securities, at fair value	58	120
Mortgage loans	653	291
Investment funds (portion at fair value: 2019 – $252 and 2018 – $201)	2,886	2,232
Funds withheld at interest (portion at fair value: 2019 – $594 and 2018 – $(110))	13,220	13,577
Other investments	487	386
Accrued investment income (related party: 2019 – $27 and 2018 – $25)	807	682
Reinsurance recoverable (related party: 2019 – $0 and 2018 – $344; portion at fair value: 2019 – $1,821 and 2018 – $1,676)	4,863	5,534
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,008	5,907
Other assets (related party: 2019 – $0 and 2018 – $357)	985	1,635
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2019 – $0 and 2018 – $35)	16	35
Equity securities, at fair value – related party	6	50
Investment funds (related party: 2019 – $664 and 2018 – $583; portion at fair value: 2019 – $567 and 2018 – $567)	683	624
Cash and cash equivalents	3	2
Other assets	20	1
Total assets	$146,875	$125,505
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2019	2018
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2019 – $15,285 and 2018 – $16,850; portion at fair value: 2019 – $11,992 and 2018 – $8,901)	$102,745	$96,610
Future policy benefits (related party: 2019 – $1,302 and 2018 – $1,259; portion at fair value: 2019 – $2,301 and 2018 – $2,173)	23,330	16,704
Other policy claims and benefits (related party: 2019 – $13 and 2018 – $10)	138	142
Dividends payable to policyholders	113	118
Short-term debt	475	—
Long-term debt	992	991
Derivative liabilities	97	85
Payables for collateral on derivatives and securities to repurchase	3,255	969
Funds withheld liability (related party: 2019 – $0 and 2018 – $337; portion at fair value: 2019 – $31 and 2018 – $(1))	408	721
Other liabilities (related party: 2019 – $79 and 2018 – $59)	1,181	889
Total liabilities	132,734	117,229
Commitments and Contingencies (Note 15)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2019 and 2018 – 425.0 shares; issued and outstanding: 2019 – 143.2 and 2018 – 162.4 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 325.0 shares; issued and outstanding: 2019 – 25.4 and 2018 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.1 shares; issued and outstanding: 2019 – 3.3 and 2018 – 3.4 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 5.0 shares; issued and outstanding: 2019 – 0.8 and 2018 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 1.0 and 2018 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 4.0 and 2018 – 4.1 shares	—	—
Additional paid-in capital	4,171	3,462
Retained earnings	6,939	5,286
Accumulated other comprehensive income (loss) (related party: 2019 – $17 and 2018 – $(25))	2,281	(472)
Total Athene Holding Ltd. shareholders’ equity	13,391	8,276
Noncontrolling interests	750	—
Total equity	14,141	8,276
Total liabilities and equity	$146,875	$125,505
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income

	Years ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenues
Premiums (related party: 2019 – $243, 2018 – $679 and 2017 – $0)	$6,382	$3,462	$2,526
Product charges (related party: 2019 – $54, 2018 – $34 and 2017 – $0)	524	449	340
Net investment income (related party investment income: 2019 – $707, 2018 – $539 and 2017 – $220; and related party investment expense: 2019 – $426, 2018 – $349 and 2017 – $318)	4,522	4,004	3,269
Investment related gains (losses) (related party: 2019 – $1,008, 2018 – $(77) and 2017 – $(16))	4,752	(1,324)	2,572
Other-than-temporary impairment investment losses
Other-than-temporary impairment losses	(44)	(24)	(29)
Other-than-temporary impairment losses reclassified to (from) other comprehensive income	6	6	(4)
Net other-than-temporary impairment losses	(38)	(18)	(33)
Other revenues	37	26	37
Revenues of consolidated variable interest entities
Net investment income (related party: 2019 – $72, 2018 – $55 and 2017 – $42)	74	56	42
Investment related gains (losses) (related party: 2019 – $1, 2018 – $(21) and 2017 – $35)	5	(18)	35
Total revenues	16,258	6,637	8,788
Benefits and expenses
Interest sensitive contract benefits (related party: 2019 – $511, 2018 – $63 and 2017 – $0)	4,557	290	2,866
Amortization of deferred sales inducements	74	54	63
Future policy and other policy benefits (related party: 2019 – $365, 2018 – $707 and 2017 – $0)	7,587	4,281	3,261
Amortization of deferred acquisition costs and value of business acquired	958	174	344
Dividends to policyholders	36	37	118
Policy and other operating expenses (related party: 2019 – $45, 2018 – $42 and 2017 – $13)	744	626	672
Total benefits and expenses	13,956	5,462	7,324
Income before income taxes	2,302	1,175	1,464
Income tax expense	117	122	106
Net income	2,185	1,053	1,358
Less: Net income attributable to noncontrolling interests	13	—	—
Net income attributable to Athene Holding Ltd. shareholders	2,172	1,053	1,358
Less: Preferred stock dividends	36	—	—
Net income available to Athene Holding Ltd. common shareholders	$2,136	$1,053	$1,358

Earnings per share
Basic – Classes A, B, M-1, M-2, M-3 and M-4	$11.44	$5.34	$6.95
Diluted – Class A	11.41	5.32	6.91
Diluted – Class B	11.44	5.34	6.95
Diluted – Class M-1	11.44	5.34	6.95
Diluted – Class M-2	11.44	5.31	5.05
Diluted – Class M-3	11.44	5.31	3.86
Diluted – Class M-4	9.94	4.11	3.10

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2019	2018	2017
Net income	$2,185	$1,053	$1,358
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	3,444	(2,442)	1,312
Noncredit component of other-than-temporary impairment losses on available-for-sale securities	(6)	(6)	4
Unrealized gains (losses) on hedging instruments	29	146	(105)
Foreign currency translation and other adjustments	1	(8)	19
Other comprehensive income (loss), before tax	3,468	(2,310)	1,230
Income tax expense (benefit) related to other comprehensive income (loss)	698	(431)	334
Other comprehensive income (loss)	2,770	(1,879)	896
Comprehensive income (loss)	4,955	(826)	2,254
Less: Comprehensive loss attributable to noncontrolling interests	(4)	—	—
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$4,959	$(826)	$2,254

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2016	$—	$—	$3,421	$3,094	$366	$6,881	$1	$6,882
Net income	—	—	—	1,358	—	1,358	—	1,358
Other comprehensive income	—	—	—	—	896	896	—	896
Issuance of common shares, net of expenses	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	50	—	—	50	—	50
Retirement or repurchase of shares	—	—	—	(10)	—	(10)	—	(10)
Adoption of accounting standards	—	—	—	(187)	187	—	—	—
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	—	—	3,472	4,255	1,449	9,176	—	9,176
Adoption of accounting standards	—	—	—	39	(42)	(3)	—	(3)
Net income	—	—	—	1,053	—	1,053	—	1,053
Other comprehensive loss	—	—	—	—	(1,879)	(1,879)	—	(1,879)
Issuance of common shares, net of expenses	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	32	—	—	32	—	32
Retirement or repurchase of shares	—	—	(44)	(61)	—	(105)	—	(105)
Balance at December 31, 2018	—	—	3,462	5,286	(472)	8,276	—	8,276
Net income	—	—	—	2,172	—	2,172	13	2,185
Other comprehensive income	—	—	—	—	2,787	2,787	(17)	2,770
Issuance of preferred shares, net of expenses	—	—	1,172	—	—	1,172	—	1,172
Issuance of common shares, net of expenses	—	—	3	—	—	3	—	3
Stock-based compensation	—	—	28	—	—	28	—	28
Retirement or repurchase of shares	—	—	(349)	(483)		(832)		(832)
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Subsidiary issuance of equity interests		—	(145)	—	(34)	(179)	754	575
Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income	$2,185	$1,053	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	958	174	344
Amortization of deferred sales inducements	74	54	63
Net accretion of net investment premiums, discounts and other	(94)	(178)	(192)
Payment at inception of reinsurance agreements, net (related party: 2019 – $0, 2018 – $(407) and 2017 – $0)	—	(394)	—
Net investment (income) loss (related party: 2019 – $(171), 2018 – $(103) and 2017 – $(63))	(167)	(84)	(53)
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(15), 2018 – $(8) and 2017 – $8)	(2,479)	1,095	(2,180)
Policy acquisition costs deferred	(645)	(919)	(493)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2019 – $(2), 2018 – $(15) and 2017 – $0)	(128)	(66)	(91)
Interest sensitive contract liabilities (related party: 2019 – $471, 2018 – $30 and 2017 – $0)	4,003	(365)	2,564
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2019 – $295, 2018 – $109 and 2017 – $0)	1,171	2,457	2,019
Funds withheld assets and liabilities (related party: 2019 – $(1,317), 2018 – $113 and 2017 – $0)	(2,582)	270	(419)
Other assets and liabilities	367	(240)	283
Consolidated variable interest entities related:
Net recognized (gains) losses on investments and derivatives (related party: 2019 – $(1), 2018 – $20 and 2017 – $(36))	(5)	17	(36)
Other operating activities, net	(2)	—	3
Net cash provided by operating activities	2,656	2,874	3,170
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2019 – $252, 2018 – $181 and 2017 – $131)	$12,762	$12,121	$12,634
Trading securities (related party: 2019 – $40, 2018 – $30 and 2017 – $55)	272	348	156
Equity securities (related party: 2019 – $72, 2018 – $29 and 2017 – $22)	254	132	985
Mortgage loans (related party: 2019 – $4, 2018 – $13 and 2017 – $0)	2,070	1,373	1,669
Investment funds (related party: 2019 – $291, 2018 – $305 and 2017 – $349)	416	481	496
Derivative instruments and other invested assets (related party: 2019 – $0, 2018 – $2 and 2017 – $0)	1,503	1,859	1,503
Real estate	—	—	4
Short-term investments (related party: 2019 – $0, 2018 – $172 and 2017 – $65)	398	538	351
Purchases of:
Available-for-sale securities (related party: 2019 – $(2,897), 2018 – $(811) and 2017 – $(186))	(17,237)	(15,435)	(18,883)
Trading securities (related party: 2019 – $(6), 2018 – $(4) and 2017 – $0)	(495)	(54)	(89)
Equity securities (related party: 2019 – $(262), 2018 – $(149) and 2017 – $0)	(451)	(334)	(847)
Mortgage loans (related party: 2019 – $(366), 2018 – $(389) and 2017 – $0)	(6,391)	(5,745)	(2,428)
Investment funds (related party: 2019 – $(746), 2018 – $(1,140) and 2017 – $(509))	(902)	(1,375)	(660)
Derivative instruments and other invested assets (related party: 2019 – $(100), 2018 – $(150) and 2017 – $0)	(1,299)	(1,348)	(738)
Real estate	—	—	(76)
Short-term investments (related party: 2019 – $0, 2018 – $(121) and 2017 – $(117))	(802)	(478)	(421)
Consolidated variable interest entities related:
Sales, maturities and repayments of investments (related party: 2019 – $90, 2018 – $203 and 2017 – $85)	101	217	95
Purchases of investments (related party: 2019 – $(92), 2018 – $(31) and 2017 – $(23))	(110)	(83)	(23)
Deconsolidation of Athora Holding Ltd.	—	(296)	—
Other investing activities, net	(45)	(94)	503
Net cash used in investing activities	(9,956)	(8,173)	(5,769)
			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2019	2018	2017
Cash flows from financing activities
Proceeds from short-term debt	$475	$183	$—
Repayment of short-term debt	—	(183)	—
Proceeds from long-term debt	—	998	—
Deposits on investment-type policies and contracts (related party: 2019 – $146, 2018 – $151 and 2017 – $0)	11,569	10,262	9,056
Withdrawals on investment-type policies and contracts (related party: 2019 – $(455), 2018 – $(252) and 2017 – $0)	(6,548)	(6,205)	(4,843)
Payments for coinsurance agreements on investment-type contracts, net	(44)	(2)	(33)
Net change in cash collateral posted for derivative transactions and securities to repurchase	2,286	(1,354)	940
Issuance of preferred stock, net of expenses	1,172	—	—
Preferred stock dividends	(36)	—	—
Repurchase of common stock	(832)	(105)	(10)
Subsidiary issuance of equity interests to noncontrolling interests	575	—	—
Other financing activities, net	(80)	113	(62)
Net cash provided by financing activities	8,537	3,707	5,048
Effect of exchange rate changes on cash and cash equivalents	—	—	32
Net increase (decrease) in cash and cash equivalents	1,237	(1,592)	2,481
Cash and cash equivalents at beginning of year[1]	3,405	4,997	2,516
Cash and cash equivalents at end of year[1]	$4,642	$3,405	$4,997

Supplementary information
Cash paid (refunded) for taxes	$36	$52	$(64)
Cash paid for interest	49	26	—
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $217, 2018 – $17,619 and 2017 – $0)	782	26,532	663
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2019 – $1,753, 2018 – $1,050 and 2017 – $0)	3,393	1,843	482
Investments received from settlements on reinsurance agreements	56	52	73
Investments received from settlements on related party reinsurance agreements	149	—	—
Investments received from pension risk transfer premiums	5,235	435	334
Investments exchanged for related party investments	—	95	26
Related party investments exchanged for investments	—	115	—
Investment in Athora Holding Ltd. received upon deconsolidation	—	108	—
Ceding commission on reinsurance agreements settled in investments	—	266	—
Decrease in investments due to novation of related party reinsurance transactions	320	—	—

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

We conduct business primarily through the following consolidated subsidiaries:

•
Our non-U.S. reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company, and Athene Life Re International Ltd.; and

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

For entities that are consolidated, but not 100% owned, we allocate a portion of the income or loss and corresponding equity to the owners other than us. We include the aggregate of the income or loss and corresponding equity that is not owned by us in noncontrolling interests in the consolidated financial statements.

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

We generally record security transactions on a trade date basis, with any unsettled trades recorded in other assets or other liabilities on the consolidated balance sheets. Bank loans, private placements and investment funds are recorded on settlement date basis.

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

We record our proportionate share of investment fund income within net investment income on the consolidated statements of income. Contributions paid or distributions received by us are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

Policy Loans – Policy loans are funds provided to policyholders in return for a claim on the policyholder’s account value. The funds provided are limited to a specified percentage of the account balance. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policyholder’s account balance. Policy loans are reported at the unpaid principal balance. Interest income is recorded as earned using the contract interest rate and is reported in net investment income on the consolidated statements of income.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Securities Repurchase and Reverse Repurchase Agreements – Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date prior to maturity at a fixed and determinable price. We evaluate transfers of securities under these agreements to repurchase or resell to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases, with related forward repurchase or resale commitments. All of our securities repurchase transactions are accounted for as collateralized borrowings and are included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets. Earnings from investing activities related to the cash received under our securities repurchase arrangements are included in net investment income on the consolidated statements of income. The associated borrowing cost is included in policy and other operating expenses on the consolidated statements of income.

Short-term Investments – Short-term investments consists of financial instruments with maturities of greater than three months but less than twelve months when purchased. Short-term debt securities are accounted for as trading or AFS consistent with our policies for those investments. Short-term loans are carried at amortized cost. Fair values are determined consistent with methodologies described in Note 5 – Fair Value for the respective investment type.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fixed indexed annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior assumptions including lapses and the use of benefit riders. The projections of minimum guaranteed contract values include the same assumptions for policyholder behavior as were used to project policy contract values. The embedded derivative cash flows are discounted using a rate that reflects our own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. The host contract accretion rate is updated each quarter so that the present value of actual and expected guaranteed cash flows is equal to the initial host value. Changes in the fair value of embedded derivatives associated with fixed indexed annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the consolidated statements of income.

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

We are required to consolidate a VIE if we are the primary beneficiary, defined as the variable interest holder with both the power to direct the activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. We determine whether we are the primary beneficiary of an entity based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and our relative exposure to the related risks of the VIE. Since affiliates of Apollo Global Management, Inc. (AGM and, together with its subsidiaries, Apollo), a related party, are the decision makers in certain of the investment funds, we and a member of our related party group may together have the characteristics of the primary beneficiary of an investment fund. In this situation, we have concluded we are not under common control, as defined by GAAP, with the related party, and therefore consolidate in the circumstances when substantially all of the activities of the VIE are conducted on our behalf. We reassess the VIE and primary beneficiary determinations on an ongoing basis.

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

Accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We attempt to minimize our counterparty credit risk through the structuring of the terms of our reinsurance agreements, including the use of trusts, and we monitor credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, we record accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. We periodically compare actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities. See Note 6 – Reinsurance for more information.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration, changes in the guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves and realized gains and losses on investments. Current period gross profits for fixed indexed annuities also include the change in fair value of both freestanding and embedded derivatives. Estimates of the expected gross profits and margins are based on assumptions using accepted actuarial methods related to policyholder behavior, including lapses and the use of benefit riders, mortality, yields on investments supporting the liabilities, future interest credited amounts (including indexed related credited amounts on fixed indexed annuity products), and other policy changes as applicable, and the level of expenses necessary to maintain the policies over their expected lives. Each reporting period, we update estimated gross profits with actual gross profits as part of the amortization process and adjust the DAC and DSI balances due to the other comprehensive income (OCI) effects of unrealized investment gains and losses on AFS securities. We also periodically revise the key assumptions used in the amortization calculation, which results in revisions to the estimated future gross profits. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made.

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

See Note 7 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further discussion.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Interest Sensitive Contract Liabilities—Universal life-type policies and investment contracts include fixed indexed and traditional fixed annuities in the accumulation phase, funding agreements, universal life insurance, fixed indexed universal life insurance and immediate annuities without significant mortality risk (which includes pension risk transfer (PRT) annuities without life contingencies). We carry liabilities for fixed annuities, universal life insurance and funding agreements at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic) which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. For a discussion regarding our indexed products, refer above to the embedded derivative discussion.

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of income. Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 6 – Reinsurance for more information on reinsurance.

Future Policy Benefits—We issue contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes PRT annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2019, the reserve investment yield assumptions for non-participating contracts range from 3.31% to 5.44% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

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

We issue and reinsure deferred annuity contracts which contain GLWB and GMDB riders. We establish future policy benefits for GLWB and GMDB riders by estimating the expected value of withdrawal and death benefits in excess of the projected account balance. We recognize the excess proportionally over the accumulation period based on total actual and expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and use of benefit riders; mortality, expected yield on investments supporting the liability; and market conditions affecting the account balance growth.

Future policy benefits includes liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance. We establish future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. We recognize these benefits proportionally over the life of the contracts based on total actual and expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, mortality, expected yield on investments supporting the liability, and market conditions affecting the account balance growth.

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

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of income. Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 6 – Reinsurance for more information on reinsurance.

Closed Block Business—Two closed blocks of policies were established in connection with the reorganization of two predecessor subsidiaries from mutual companies to stock companies, collectively referred to as the Closed Blocks, and individually referred to as the AmerUs Life Insurance Company (AmerUs) closed block (AmerUs Closed Block) and the Indianapolis Life Insurance Company (ILICO) closed block (ILICO Closed Block). Insurance policies which had a dividend scale in effect as of each closed block establishment date were included in the respective closed block. The Closed Blocks were designed to give reasonable assurance to owners of insurance policies included therein that, after the reorganization, assets would be available to maintain the dividend scales and interest credits in effect prior to the reorganization, if the experience underlying such scales and crediting continued. The assets, including related revenue, allocated to the Closed Blocks will accrue solely to the benefit of the policyholders included in the Closed Blocks until they no longer exist. A policyholder dividend obligation is required to be established for earnings in the Closed Blocks that are not available to the shareholders. We have elected the fair value option for the AmerUs Closed Block and the ILICO Closed Block. See Note 8 – Closed Block for more information on the Closed Blocks.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Dividends Payable to Policyholders—Participating policies entitle the policyholders to receive dividends based on actual interest, mortality, morbidity and expense experience for the year. Dividends are distributed to the policyholders through annual or terminal dividends which the board of directors of the applicable insurance subsidiary approves. As of December 31, 2019 and 2018, 10% and 10%, respectively, of life policies, inclusive of ceded policies, were participating, and the related liability is recorded in dividends payable to policyholders on the consolidated balance sheets. Premiums related to participating policies represented 30%, 26% and 52% of total life insurance direct premiums and deposits for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Earnings Per Share—We compute basic earnings per share (EPS) by dividing unrounded net income available to Athene Holding Ltd. shareholders by the weighted average number of common shares eligible for earnings and outstanding for the period. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Diluted earnings per share includes the effect of all potentially dilutive instruments, such as common shares, options and restricted stock units (RSUs), outstanding during the period. See Note 11 – Earnings Per Share for further information.

Foreign Currency—The accounts of foreign-based subsidiaries and equity method investments are measured using their functional currency. Revenue and expenses of these subsidiaries are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. For the equity method investments, our proportionate share of the investee’s income is translated into U.S. dollars at the average exchange rate for the period and our investment is translated using the exchange rate as of the end of the reporting period. The resulting translation adjustments are included in equity as a component of AOCI. Gains or losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in net income. The impacts of any non-U.S. dollar denominated AFS securities are included in AOCI along with the change in its fair value unless in a fair value hedging relationship as discussed in –Derivative Instruments above.

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

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, such as immediate annuities with life contingencies (which includes PRT annuities), a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated balance sheets and amortized into income in a constant relationship to the benefit reserve through future policy and other policy benefits on the consolidated statements of income.

All insurance related revenue is reported net of reinsurance ceded.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Income Taxes—We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Such temporary differences are primarily due to the tax basis of reserves, DAC, VOBA, unrealized investment gains/losses, reinsurance related differences, embedded derivatives and net operating loss carryforwards. Changes in deferred income tax assets and liabilities associated with components of OCI are recorded directly to OCI. We evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized. We adjust the valuation allowance if, based on our evaluation, there is a change in the amount of deferred income tax assets that are deemed more-likely-than-not to be realized. Changes in deferred tax assets and liabilities attributable to changes in enacted income tax rates are recorded through net income in the period of enactment. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. For those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize any income tax interest and penalties in income tax expense.

See Note 12 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

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

Recently Issued Accounting Pronouncements

Financial Instruments – Credit Losses (ASU 2019-05, ASU 2019-04, ASU 2018-19 and ASU 2016-13)
This update will limit the number of credit impairment models used for different assets and will result in accelerated credit loss recognition on assets held at amortized cost, which includes our commercial and residential mortgage loans. The identification of purchased credit-deteriorated financial assets will include all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, changes in the expected cash flows of purchased credit-deteriorated financial assets will be recognized immediately in the income statement. Available-for-sale (AFS) securities are not in scope of the new credit loss model, but will undergo targeted improvements to the current reporting model including the establishment of a valuation allowance for credit losses versus the current direct write down approach. We will adopt this update effective January 1, 2020 with a cumulative-effect adjustment that will decrease retained earnings by approximately $216 million on a pre-tax basis, excluding the offsetting impacts to DAC, DSI, VOBA and the SOP 03-1 reserve, as a result of further refinement of our models and assumptions. The adjustment to retained earnings primarily relates to the establishment of an allowance on our commercial mortgage loan portfolio, which will represent approximately 1.72% of the amortized cost of the portfolio, but also includes immaterial impacts relating to other assets in scope, including residential mortgage loans, funds withheld at interest, and reinsurance recoverable.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Cloud Computing Arrangements (ASU 2018-15)
The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing service arrangement with the requirements for capitalizing implementation costs incurred for internal-use software. The update is effective January 1, 2020 and will be adopted prospectively. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Fair Value Measurement – Disclosure Requirements (ASU 2018-13)
The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. We early adopted the removal and modification of certain disclosures as permitted. The additional disclosures in the update are effective January 1, 2020. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2019-09, ASU 2018-12)
These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts.

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

The amendments in ASU 2018-12 were originally effective January 1, 2021; however, with the issuance of ASU 2019-09, we will not be required to adopt the amendments until January 1, 2022. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Intangibles – Simplifying the Test for Goodwill Impairment (ASU 2017-04)
The amendments in this update simplify the subsequent measurement of goodwill by eliminating the comparison of the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill to determine the goodwill impairment loss. With the adoption of this guidance, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The update is effective January 1, 2020 and will be adopted prospectively. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

2. Investments

AFS Securities—The following table represents the amortized cost, gross unrealized gains and losses, fair value and OTTI in AOCI of our AFS investments by asset type:

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$35	$1	$—	$36	$—
U.S. state, municipal and political subdivisions	1,322	220	(1)	1,541	—
Foreign governments	298	29	—	327	—
Corporate	44,106	3,332	(210)	47,228	1
CLO	7,524	21	(196)	7,349	—
ABS	5,018	124	(24)	5,118	4
CMBS	2,304	104	(8)	2,400	1
RMBS	6,872	513	(10)	7,375	19
Total AFS securities	67,479	4,344	(449)	71,374	25
AFS securities – related party
Corporate	18	1	—	19	—
CLO	951	3	(18)	936	—
ABS	2,814	37	(2)	2,849	—
Total AFS securities – related party	3,783	41	(20)	3,804	—
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	$25

	December 31, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$57	$—	$—	$57	$—
U.S. state, municipal and political subdivisions	1,183	117	(7)	1,293	—
Foreign governments	162	2	(3)	161	—
Corporate	38,018	394	(1,315)	37,097	1
CLO	5,658	2	(299)	5,361	—
ABS	4,915	53	(48)	4,920	—
CMBS	2,390	27	(60)	2,357	7
RMBS	7,642	413	(36)	8,019	11
Total AFS securities	60,025	1,008	(1,768)	59,265	19
AFS securities – related party
CLO	587	—	(25)	562	—
ABS	875	4	(4)	875	—
Total AFS securities – related party	1,462	4	(29)	1,437	—
Total AFS securities including related party	$61,487	$1,012	$(1,797)	$60,702	$19

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	December 31, 2019
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,108	$1,113
Due after one year through five years	9,175	9,479
Due after five years through ten years	11,274	11,931
Due after ten years	24,204	26,609
CLO, ABS, CMBS and RMBS	21,718	22,242
Total AFS securities	67,479	71,374
AFS securities – related party
Due after one year through five years	18	19
CLO and ABS	3,765	3,785
Total AFS securities – related party	3,783	3,804
Total AFS securities including related party	$71,262	$75,178

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by class of security and length of time the fair value has remained below amortized cost:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$3	$—	$—	$—	$3	$—
U.S. state, municipal and political subdivisions	78	(1)	10	—	88	(1)
Corporate	2,898	(140)	902	(70)	3,800	(210)
CLO	1,959	(38)	3,241	(158)	5,200	(196)
ABS	642	(6)	255	(18)	897	(24)
CMBS	220	(4)	41	(4)	261	(8)
RMBS	445	(6)	163	(4)	608	(10)
Total AFS securities	6,245	(195)	4,612	(254)	10,857	(449)
AFS securities – related party
CLO	362	(7)	242	(11)	604	(18)
ABS	357	(2)	—	—	357	(2)
Total AFS securities – related party	719	(9)	242	(11)	961	(20)
Total AFS securities including related party	$6,964	$(204)	$4,854	$(265)	$11,818	$(469)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$32	$—	$2	$—	$34	$—
U.S. state, municipal and political subdivisions	139	(2)	82	(5)	221	(7)
Foreign governments	97	(2)	15	(1)	112	(3)
Corporate	20,213	(942)	4,118	(373)	24,331	(1,315)
CLO	5,054	(297)	90	(2)	5,144	(299)
ABS	1,336	(23)	506	(25)	1,842	(48)
CMBS	932	(27)	497	(33)	1,429	(60)
RMBS	1,417	(31)	140	(5)	1,557	(36)
Total AFS securities	29,220	(1,324)	5,450	(444)	34,670	(1,768)
AFS securities – related party
CLO	534	(25)	—	—	534	(25)
ABS	306	(2)	116	(2)	422	(4)
Total AFS securities – related party	840	(27)	116	(2)	956	(29)
Total AFS securities including related party	$30,060	$(1,351)	$5,566	$(446)	$35,626	$(1,797)

As of December 31, 2019, we held 1,239 AFS securities that were in an unrealized loss position. Of this total, 493 were in an unrealized loss position 12 months or more. As of December 31, 2019, we held 47 related party AFS securities that were in an unrealized loss position. Of this total, fifteen were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Other-Than-Temporary Impairments—For the year ended December 31, 2019, we incurred $38 million of net OTTI, of which $25 million related to intent-to-sell impairments. The net remaining OTTI of $13 million related to credit impairments where a portion was bifurcated in AOCI. Any credit loss impairments not bifurcated in AOCI are excluded from the rollforward below.

The following table represents a rollforward of the cumulative amounts recognized on the consolidated statements of income for OTTI related to pre-tax credit loss impairments on AFS securities, for which a portion of the securities’ total OTTI was recognized in AOCI:

	Years ended December 31,
(In millions)	2019	2018	2017
Beginning balance	$10	$14	$16
Initial impairments – credit loss OTTI recognized on securities not previously impaired	11	3	17
Additional impairments – credit loss OTTI recognized on securities previously impaired	2	2	—
Reduction in impairments from securities sold, matured or repaid	—	(9)	(13)
Reduction for credit loss that no longer has a portion of the OTTI loss recognized in AOCI	—	—	(6)
Ending balance	$23	$10	$14

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Net Investment Income—Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2019	2018	2017
AFS securities	$3,088	$2,855	$2,579
Trading securities	189	200	200
Equity securities	16	12	14
Mortgage loans	670	457	371
Investment funds	308	231	211
Funds withheld at interest	527	492	148
Other	159	112	78
Investment revenue	4,957	4,359	3,601
Investment expenses	(435)	(355)	(332)
Net investment income	$4,522	$4,004	$3,269

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2019	2018	2017
AFS securities
Gross realized gains on investment activity	$178	$165	$169
Gross realized losses on investment activity	(56)	(151)	(72)
Net realized investment gains on AFS securities	122	14	97
Net recognized investment gains (losses) on trading securities	152	(255)	29
Net recognized investment gains (losses) on equity securities	17	(19)	88
Derivative gains (losses)	4,443	(1,099)	2,377
Other gains (losses)	18	35	(19)
Investment related gains (losses)	$4,752	$(1,324)	$2,572

Proceeds from sales of AFS securities were $6,886 million, $6,547 million and $5,720 million for the years ended December 31, 2019, 2018 and 2017, respectively. Proceeds from sales of AFS securities for the years ended December 31, 2018 and 2017 have been revised for immaterial misstatements to be comparable to current year balances.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party and consolidated VIEs, we held as of the respective year end:

	Years ended December 31,
(In millions)	2019	2018	2017
Trading securities	$193	$(143)	$107
Trading securities – related party	(21)	(25)	(3)
VIE trading securities – related party	3	—	4
Equity securities	19	(18)	32
Equity securities – related party	(17)	—	—
VIE equity securities – related party	(1)	24	25

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Purchased Credit Impaired Investments—The following table summarizes our PCI investments:

	Fixed maturity securities		Mortgage loans
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Contractually required payments receivable	$6,772	$8,179	$3,647	$2,675
Less: Cash flows expected to be collected[1]	(6,064)	(7,195)	(3,606)	(2,628)
Non-accretable difference	$708	$984	$41	$47

Cash flows expected to be collected[1]	$6,064	$7,195	$3,606	$2,628
Less: Amortized cost	(4,603)	(5,518)	(2,575)	(1,931)
Accretable difference	$1,461	$1,677	$1,031	$697

Fair value	$5,007	$5,828	$2,756	$1,933
Outstanding balance	5,740	6,773	2,925	2,210

[1] Represents the undiscounted principal and interest cash flows expected.

During the respective years ended December 31, we acquired PCI investments with the following amounts at the time of purchase:

	Fixed maturity securities		Mortgage loans
(In millions)	2019	2018	2019	2018
Contractually required payments receivable	$176	$623	$1,198	$1,625
Cash flows expected to be collected	146	562	1,179	1,601
Fair value	124	454	910	1,178

The following table summarizes the activity for the accretable yield on PCI investments:

	Fixed maturity securities		Mortgage loans
(In millions)	2019	2018	2019	2018
Beginning balance at January 1	$1,677	$2,020	$697	$273
Purchases of PCI investments, net of sales	1	65	191	407
Accretion	(307)	(405)	(115)	(48)
Net reclassification from (to) non-accretable difference	90	(3)	258	65
Ending balance at December 31	$1,461	$1,677	$1,031	$697

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	December 31, 2019
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Up to 30 days	30–90 days	Greater than 90 days	Total
Payables for repurchase agreements[1]	$—	$102	$200	$210	$512

[1] Included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31, 2019
(In millions)	Amortized Cost	Fair Value
AFS securities – Corporate	$498	$534
Total securities pledged under repurchase agreements	$498	$534

Reverse Repurchase Agreements—Reverse repurchase agreements represent the purchase of investments from a seller with the agreement that the investments will be repurchased by the seller at a specified price and date or within a specified period of time. The investments purchased, which represent collateral on a secured lending arrangement, are not reflected in our consolidated balance sheets; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement. As of December 31, 2019 and 2018, amounts loaned under reverse repurchase agreements were $190 million and $0 million, respectively, and collateral received was $630 million and $0 million, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

	December 31,
(In millions)	2019	2018
Commercial mortgage loans	$10,412	$7,217
Commercial mortgage loans under development	93	80
Total commercial mortgage loans	10,505	7,297
Residential mortgage loans	4,454	3,334
Mortgage loans, net of allowances	$14,959	$10,631

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

The distribution of commercial mortgage loans, including those under development, net of valuation allowances, by property type and geographic region, is as follows:

	December 31,
	2019		2018
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$2,899	27.6%	$2,221	30.5%
Retail	2,182	20.8%	1,660	22.7%
Apartment	2,142	20.4%	791	10.8%
Hotels	1,104	10.5%	1,040	14.3%
Industrial	1,448	13.8%	1,196	16.4%
Other commercial	730	6.9%	389	5.3%
Total commercial mortgage loans	$10,505	100.0%	$7,297	100.0%

U.S. Region
East North Central	$1,036	9.9%	$855	11.7%
East South Central	428	4.1%	295	4.0%
Middle Atlantic	2,580	24.6%	1,131	15.5%
Mountain	528	5.0%	616	8.4%
New England	340	3.2%	374	5.1%
Pacific	2,502	23.8%	1,540	21.1%
South Atlantic	1,920	18.3%	1,468	20.2%
West North Central	146	1.4%	173	2.4%
West South Central	791	7.5%	845	11.6%
Total U.S. Region	10,271	97.8%	7,297	100.0%
International Region	234	2.2%	—	—%
Total commercial mortgage loans	$10,505	100.0%	$7,297	100.0%

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties and is summarized in the following table:

	December 31,
	2019	2018
U.S. States
California	27.0%	30.3%
Florida	12.7%	16.3%
Texas	6.2%	3.3%
New York	3.3%	7.7%
Other[1]	38.4%	42.4%
Total U.S. percentage	87.6%	100.0%
International percentage – Ireland	12.4%	—%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.

Mortgage Loan Valuation Allowance—The assessment of mortgage loan impairments and valuation allowances is substantially the same for residential and commercial mortgage loans. As of December 31, 2019 and 2018, the valuation allowance was $11 million and $2 million, respectively. We did not record any material activity in the valuation allowance during the years ended December 31, 2019, 2018 or 2017.

Residential mortgage loans – The primary credit quality indicator of residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status. As of December 31, 2019 and 2018, $67 million and $48 million, respectively, of our residential mortgage loans were nonperforming.

Commercial mortgage loans – As of December 31, 2019 and 2018, none of our commercial loans were 30 days or more past due.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

	December 31,
(In millions)	2019	2018
Less than 50%	$2,640	$1,883
50% to 60%	2,486	1,988
61% to 70%	4,093	2,394
71% to 80%	1,162	898
81% to 100%	31	54
Commercial mortgage loans	$10,412	$7,217

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

	December 31,
(In millions)	2019	2018
Greater than 1.20x	$9,212	$6,576
1.00x – 1.20x	1,166	474
Less than 1.00x	34	167
Commercial mortgage loans	$10,412	$7,217

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate, real assets, credit, equity and natural resources. Investment funds can meet the definition of VIEs, which are discussed further in Note 4 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related party and those owned by consolidated VIEs:

	December 31, 2019		December 31, 2018[1]
(In millions, except for percentages and years)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$277	37.9%	$215	30.6%
Credit funds	153	20.9%	172	24.5%
Private equity	236	32.3%	253	36.0%
Real assets	64	8.8%	56	7.9%
Natural resources	1	0.1%	4	0.6%
Other	—	—%	3	0.4%
Total investment funds	731	100.0%	703	100.0%
Investment funds – related parties
Differentiated investments
AmeriHome Mortgage Company, LLC (AmeriHome)[2]	487	16.9%	463	20.7%
Catalina Holdings Ltd. (Catalina)	271	9.4%	233	10.4%
Athora Holding Ltd. (Athora)[2]	132	4.6%	105	4.7%
Venerable Holdings, Inc. (Venerable)[2]	99	3.4%	92	4.1%
Other	222	7.7%	196	8.8%
Total differentiated investments	1,211	42.0%	1,089	48.7%
Real estate	736	25.6%	497	22.3%
Credit funds	370	12.8%	316	14.2%
Private equity	105	3.6%	18	0.8%
Real assets	182	6.3%	145	6.5%
Natural resources	163	5.6%	104	4.7%
Public equities	119	4.1%	63	2.8%
Total investment funds – related parties	2,886	100.0%	2,232	100.0%
Investment funds owned by consolidated VIEs
MidCap FinCo Designated Activity Company (MidCap)[2]	547	80.1%	553	88.6%
Real estate	117	17.1%	30	4.8%
Real assets	19	2.8%	41	6.6%
Total investment funds owned by consolidated VIEs	683	100.0%	624	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$4,300		$3,559

[1] Certain reclassifications have been made to conform with current year presentation.
[2] See further discussion on AmeriHome, Athora, Venerable and MidCap in Note 14 – Related Parties.

Summarized Ownership of Investment Funds—The following is the aggregated summarized financial information of equity method investees, including those for which we elected the fair value option and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	December 31,
(In millions)	2019	2018
Assets	$50,563	$40,630
Liabilities	31,821	24,241
Equity	18,742	16,389

	Years ended December 31,
(In millions)	2019	2018	2017
Net income	$817	$1,159	$1,587

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
(In millions)	2019	2018
Ownership Percentage
100%	$11	$17
50% – 99%	1,378	1,044
3% – 49%	1,938	1,617
Equity method investment funds	$3,327	$2,678

The following table presents the carrying value by ownership percentage of investment funds held at fair value, either due to election of the fair value option or requirement, including related party investment funds and investment funds owned by consolidated VIEs:

	December 31,
(In millions)	2019	2018
Ownership Percentage
50% – 99%	$28	$—
3% – 49%	772	687
Less than 3%	173	194
Fair value investment funds	$973	$881

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31,
	2019		2018
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$731	$1,246	$703	$1,329
Investment in related parties – investment funds	2,886	5,113	2,232	4,331
Assets of consolidated VIEs – investment funds	683	861	624	727
Investment in fixed maturity securities	22,694	22,170	21,188	21,139
Investment in related parties – fixed maturity securities	4,570	4,878	1,686	1,788
Investment in related parties – equity securities	58	58	120	120
Total non-consolidated investments	$31,622	$34,326	$26,553	$29,434

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

The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2019			2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	3,158	$113	$56	2,041	$83	$55
Foreign currency forwards	717	1	9	85	—	1
Foreign currency forwards on net investments	139	—	2	—	—	—
Total derivatives designated as hedges		114	67		83	56
Derivatives not designated as hedges
Equity options	49,549	2,746	5	49,821	942	11
Futures	8	10	1	4	9	3
Total return swaps	106	6	—	62	—	3
Foreign currency swaps	35	2	1	38	3	2
Interest rate swaps	776	3	4	326	—	1
Credit default swaps	10	—	3	10	—	4
Foreign currency forwards	1,924	7	16	646	6	5
Embedded derivatives
Funds withheld including related party		1,395	31		(53)	(1)
Interest sensitive contract liabilities		—	10,942		—	7,969
Total derivatives not designated as hedges		4,169	11,003		907	7,997
Total derivatives		$4,283	$11,070		$990	$8,053

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2050. During the years ended December 31, 2019, 2018 and 2017, we had foreign currency swap gains of $29 million and $146 million and losses of $105 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards are designated and accounted for as fair value hedges. As of December 31, 2019 and 2018, the carrying amount of the hedged AFS securities was $456 million and $88 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities included gains of $1 million and $1 million, respectively. The gains and losses on derivatives and the related hedged items in fair value hedge relationships are recorded in investment related gains (losses) on the consolidated statements of income. During the years ended December 31, 2019 and 2018, the derivatives had gains of $2 million and losses of $1 million, respectively, and the related hedged items had gains of $0 million and $1 million, respectively.

Foreign currency forwards on net investments – We have foreign currency forwards designated as net investment hedges. These forwards hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the U.S. dollar. We assess hedge effectiveness based on the changes in forward rates. During the year ended December 31, 2019, these derivatives had losses of $2 million, which are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income. As of December 31, 2019, the cumulative foreign currency translation loss recorded in AOCI related to these net investment hedges was $2 million. There were no amounts deemed ineffective for the year ended December 31, 2019.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2019	2018	2017
Equity options	$2,169	$(877)	$1,939
Futures	(13)	2	(24)
Swaps	43	(8)	27
Foreign currency forwards	(2)	16	28
Embedded derivatives on funds withheld	2,246	(232)	407
Amounts recognized in investment related gains (losses)	4,443	(1,099)	2,377
Embedded derivatives in indexed annuity products[1]	(2,526)	923	(1,744)
Total gains (losses) on derivatives not designated as hedges	$1,917	$(176)	$633

[1] Included in interest sensitive contract benefits on the consolidated statements of income.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral received/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2019
Derivative assets	$2,888	$(67)	$(2,743)	$78	$(145)	$(67)
Derivative liabilities	(97)	67	31	1	—	1

December 31, 2018
Derivative assets	$1,043	$(52)	$(969)	$22	$(4)	$18
Derivative liabilities	(85)	52	24	(9)	—	(9)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2019 and 2018, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as downgrades in our credit ratings or for a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. The following is a summary of our exposure to credit-related events:

	December 31,
(In millions)	2019	2018
Fair value of derivative liabilities with credit related provisions	$3	$4
Maximum exposure for credit default swaps	10	10

As of December 31, 2019 and 2018, no additional collateral would be required if a default or termination event were to occur.

4. Variable Interest Entities

We consolidate the following investment funds as VIEs:

•	AAA Investments (Co-Invest VI), L.P. (CoInvest VI);

•	AAA Investments (Co-Invest VII), L.P. (CoInvest VII);

•	AAA Investments (Other), L.P. (CoInvest Other);

•	ALR Aircraft Investment Ireland Limited (ALR); and

•	Entities included under our agreement to purchase funds managed by Apollo entities (Strategic Partnership). See Note 14 – Related Parties for further discussion on the Strategic Partnership.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$36	$—	$36	$—	$—
U.S. state, municipal and political subdivisions	1,541	—	—	1,501	40
Foreign governments	327	—	—	327	—
Corporate	47,228	—	—	46,503	725
CLO	7,349	—	—	7,228	121
ABS	5,118	—	—	3,744	1,374
CMBS	2,400	—	—	2,354	46
RMBS	7,375	—	—	7,375	—
Total AFS securities	71,374	—	36	69,032	2,306
Trading securities
U.S. government and agencies	11	—	8	3	—
U.S. state, municipal and political subdivisions	135	—	—	135	—
Corporate	1,456	—	—	1,456	—
CLO	6	—	—	—	6
ABS	92	—	—	92	—
CMBS	51	—	—	51	—
RMBS	303	—	—	251	52
Total trading securities	2,054	—	8	1,988	58
Equity securities	247	—	43	201	3
Mortgage loans	27	—	—	—	27
Investment funds	154	132	—	—	22
Funds withheld at interest – embedded derivative	801	—	—	—	801
Derivative assets	2,888	—	10	2,878	—
Short-term investments	406	—	46	319	41
Other investments	93	—	—	93	—
Cash and cash equivalents	4,237	—	4,237	—	—
Restricted cash	402	—	402	—	—
Investments in related parties
AFS securities
Corporate	19	—	—	19	—
CLO	936	—	—	936	—
ABS	2,849	—	—	525	2,324
Total AFS securities – related party	3,804	—	—	1,480	2,324
Trading securities
CLO	74	—	—	36	38
ABS	711	—	—	—	711
Total trading securities – related party	785	—	—	36	749
Equity securities	58	—	—	—	58
Investment funds	252	120	—	—	132
Funds withheld at interest – embedded derivative	594	—	—	—	594
Reinsurance recoverable	1,821	—	—	—	1,821
Assets of consolidated VIEs
Trading securities	16	—	—	—	16
Equity securities	6	—	—	—	6
Investment funds	567	567	—	—	—
Cash and cash equivalents	3	—	3	—	—
Total assets measured at fair value	$90,589	$819	$4,785	$76,027	$8,958
					(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$10,942	$—	$—	$—	$10,942
Universal life benefits	1,050	—	—	—	1,050
Future policy benefits
AmerUs Closed Block	1,546	—	—	—	1,546
ILICO Closed Block and life benefits	755	—	—	—	755
Derivative liabilities	97	—	1	93	3
Funds withheld liability – embedded derivative	31	—	—	31	—
Total liabilities measured at fair value	$14,421	$—	$1	$124	$14,296

					(Concluded)

	December 31, 2018
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$57	$—	$54	$3	$—
U.S. state, municipal and political subdivisions	1,293	—	—	1,293	—
Foreign governments	161	—	—	161	—
Corporate	37,097	—	—	36,199	898
CLO	5,361	—	—	5,254	107
ABS	4,920	—	—	3,305	1,615
CMBS	2,357	—	—	2,170	187
RMBS	8,019	—	—	7,963	56
Total AFS securities	59,265	—	54	56,348	2,863
Trading securities
U.S. government and agencies	5	—	3	2	—
U.S. state, municipal and political subdivisions	126	—	—	126	—
Corporate	1,287	—	—	1,287	—
CLO	9	—	—	8	1
ABS	87	—	—	87	—
CMBS	49	—	—	49	—
RMBS	386	—	—	252	134
Total trading securities	1,949	—	3	1,811	135
Equity securities	216	—	40	173	3
Mortgage loans	32	—	—	—	32
Investment funds	182	153	—	—	29
Funds withheld at interest – embedded derivative	57	—	—	—	57
Derivative assets	1,043	—	9	1,034	—
Short-term investments	191	—	66	125	—
Other investments	52	—	—	52	—
Cash and cash equivalents	2,911	—	2,911	—	—
Restricted cash	492	—	492	—	—
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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Years ended December 31,
(In millions)	2019	2018	2017
Trading securities	$152	$(255)	$30
Mortgage loans	—	—	(1)
Investment funds	(3)	37	35
Future policy benefits	(103)	182	(19)
Total gains (losses)	$46	$(36)	$45

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

The following summarizes information for fair value option mortgage loans:

	December 31,
(In millions)	2019	2018
Unpaid principal balance	$25	$30
Mark to fair value	2	2
Fair value	$27	$32

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2019 and 2018.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Level 3 Financial Instruments—The following is a reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis

	Year ended December 31, 2019
		Total realized and unrealized gains (losses)			Transfers
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	In	Out	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$40	$—	$—	$40	$—
Corporate	898	14	12	(61)	5	(143)	725	—
CLO	107	—	3	50	—	(39)	121	—
ABS	1,615	7	32	120	30	(430)	1,374	—
CMBS	187	2	7	(131)	—	(19)	46	—
RMBS	56	2	2	(13)	—	(47)	—	—
Trading securities
CLO	1	—	—	—	5	—	6	6
RMBS	134	(21)	—	10	4	(75)	52	1
Equity securities	3	—	—	—	—	—	3	—
Mortgage loans	32	—	—	(5)	—	—	27	—
Investment funds	29	(3)	—	(4)	—	—	22	(3)
Funds withheld at interest – embedded derivative	57	744	—	—	—	—	801	—
Short-term investments	—	—	—	41	—	—	41	—
Investments in related parties
AFS securities, ABS	328	2	22	2,076	—	(104)	2,324	—
Trading securities
CLO	78	(7)	—	(14)	17	(36)	38	2
ABS	149	(14)	—	473	103	—	711	(6)
Equity securities	120	—	—	(62)	—	—	58	—
Investment funds	105	8	—	19	—	—	132	8
Funds withheld at interest – embedded derivative	(110)	704	—	—	—	—	594	—
Reinsurance recoverable	1,676	145	—	—	—	—	1,821	—
Investments of consolidated VIEs
Trading securities	35	—	—	(44)	25	—	16	1
Equity securities	13	(2)	—	(5)	—	—	6	(1)
Investment funds	15	(1)	—	—	—	(14)	—	(1)
Total Level 3 assets	$5,528	$1,580	$78	$2,490	$189	$(907)	$8,958	$7

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(2,526)	$—	$(447)	$—	$—	$(10,942)	$—
Universal life benefits	(932)	(118)	—	—	—	—	(1,050)	—
Future policy benefits
AmerUs Closed Block	(1,443)	(103)	—	—	—	—	(1,546)	—
ILICO Closed Block and life benefits	(730)	(25)	—	—	—	—	(755)	—
Derivative liabilities	(4)	1	—	—	—	—	(3)	1
Total Level 3 liabilities	$(11,078)	$(2,771)	$—	$(447)	$—	$—	$(14,296)	$1

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents the gross components of purchases, issuances, sales and settlements, net, shown above:

	Year ended December 31, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$40
Corporate	116	—	(3)	(174)	(61)
CLO	94	—	—	(44)	50
ABS	409	—	(172)	(117)	120
CMBS	—	—	(4)	(127)	(131)
RMBS	1	—	—	(14)	(13)
Trading securities, RMBS	10	—	—	—	10
Mortgage loans	—	—	—	(5)	(5)
Investment funds	—	—	(4)	—	(4)
Short-term investments	74	—	—	(33)	41
Investments in related parties
AFS securities, ABS	2,207	—	—	(131)	2,076
Trading securities
CLO	—	—	(14)	—	(14)
ABS	511	—	—	(38)	473
Equity securities	75	—	—	(137)	(62)
Investment funds	20	—	(1)	—	19
Investments of consolidated VIEs
Trading securities	—	—	(44)	—	(44)
Equity securities	—	—	(5)	—	(5)
Total Level 3 assets	$3,557	$—	$(247)	$(820)	$2,490

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(937)	$—	$490	$(447)
Total Level 3 liabilities	$—	$(937)	$—	$490	$(447)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2018
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements
Assets
AFS securities
Corporate	$351	$—	$(29)	$(73)	$249
CLO	67	—	—	(31)	36
ABS	599	—	(35)	(312)	252
CMBS	151	—	(3)	(16)	132
RMBS	56	—	—	(35)	21
Trading securities, CLO	7	—	(7)	—	—
Equity securities	1	—	(8)	—	(7)
Mortgage loans	—	—	—	(9)	(9)
Investment funds	—	—	—	(9)	(9)
Investments in related parties
AFS securities, ABS	326	—	—	—	326
Trading securities, CLO	30	—	(48)	—	(18)
Equity securities	120	—	—	—	120
Investment funds	108	—	—	—	108
Investments of consolidated VIEs
Trading securities	—	—	(13)	—	(13)
Equity securities	1	—	(4)	—	(3)
Investment funds	14	—	(17)	—	(3)
Total Level 3 assets	$1,831	$—	$(164)	$(485)	$1,182

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,888)	$—	$407	$(1,481)
Total Level 3 liabilities	$—	$(1,888)	$—	$407	$(1,481)

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS and trading securities – For certain fixed maturity securities, internal models are used to calculate the fair value. We use a discounted cash flow approach. The discount rate is the significant unobservable input due to the determined credit spread being internally developed, illiquid, or as a result of other adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. An increase in the discount rate can lower the fair value; a decrease in the discount rate can increase the fair value. As of December 31, 2019, discounts ranged from 3% to 9%, and as of December 31, 2018, discounts ranged from 5% to 9%. This excludes assets for which significant unobservable inputs are not developed internally, primarily consisting of broker quotes.

Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

1.
Nonperformance risk – For contracts we issue, we use the credit spread, relative to the U.S. Department of the Treasury (Treasury) curve based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities:

	December 31, 2019
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$10,942	Option budget method	Nonperformance risk	0.2%	–	1.1%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.5%	–	8.1%	Decrease

	December 31, 2018
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Input/range of inputs			Impact of an increase in the input on fair value
Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$7,969	Option budget method	Nonperformance risk	0.3%	–	1.5%	Decrease
			Option budget	0.7%	–	3.7%	Increase
			Surrender rate	3.6%	–	7.3%	Decrease

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	December 31, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$14,279	$14,719	$—	$—	$—	$14,719
Investment funds	577	577	577	—	—	—
Policy loans	417	417	—	—	417	—
Funds withheld at interest	14,380	14,380	—	—	—	14,380
Short-term investments	190	190	—	—	—	190
Other investments	65	65	—	—	—	65
Investments in related parties
Mortgage loans	653	641	—	—	—	641
Investment funds	2,634	2,634	2,634	—	—	—
Funds withheld at interest	12,626	12,626	—	—	—	12,626
Other investments	487	537	—	—	—	537
Assets of consolidated VIEs
Investment funds	116	116	116	—	—	—
Total financial assets not carried at fair value	$46,424	$46,902	$3,327	$—	$417	$43,158

Financial liabilities
Interest sensitive contract liabilities	$57,272	$58,027	$—	$—	$—	$58,027
Short-term debt	475	475	—	—	475	—
Long-term debt	992	1,036	—	—	1,036	—
Securities to repurchase	512	512	—	—	512	—
Funds withheld liability	377	377	—	—	377	—
Total financial liabilities not carried at fair value	$59,628	$60,427	$—	$—	$2,400	$58,027

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2018
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$10,308	$10,424	$—	$—	$—	$10,424
Investment funds	521	521	521	—	—	—
Policy loans	488	488	—	—	488	—
Funds withheld at interest	14,966	14,966	—	—	—	14,966
Other investments	70	70	—	—	—	70
Investments in related parties
Mortgage loans	291	290	—	—	—	290
Investment funds	2,031	2,031	2,031	—	—	—
Funds withheld at interest	13,687	13,687	—	—	—	13,687
Other investments	386	361	—	—	—	361
Assets of consolidated VIEs
Investment funds	57	57	57	—	—	—
Total financial assets not carried at fair value	$42,805	$42,895	$2,609	$—	$488	$39,798

Financial liabilities
Interest sensitive contract liabilities	$54,655	$51,655	$—	$—	$—	$51,655
Long-term debt	991	910	—	—	910	—
Funds withheld liability	722	722	—	—	722	—
Total financial liabilities not carried at fair value	$56,368	$53,287	$—	$—	$1,632	$51,655

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, short-term investments, short-term debt and securities to repurchase, the carrying amount approximates fair value.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

6. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2019	2018	2017
Premiums
Direct	$5,449	$2,813	$2,700
Reinsurance assumed	1,092	1,066	21
Reinsurance ceded	(159)	(417)	(195)
Total premiums	$6,382	$3,462	$2,526

Future policy and other policy benefits
Direct	$6,697	$3,739	$3,537
Reinsurance assumed	1,223	1,093	37
Reinsurance ceded	(333)	(551)	(313)
Total future policy and other policy benefits	$7,587	$4,281	$3,261

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $8,377 million and $5,719 million as of December 31, 2019 and 2018, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance transactions

We have entered into various coinsurance and modco agreements to reinsure blocks of fixed deferred and fixed indexed and PRT annuities. The following summarizes those agreements at inception:

	Years ended December 31,
(In millions)	2019	2018
Liabilities assumed	$791	$27,238
Less: Assets received	818	26,255
Ceding commission (paid) received	—	(660)
Net cost of reinsurance	$(27)	$1,643

DAC	$—	$1,777
Unearned revenue reserve[1]	—	(69)
Deferred profit liability[2]	(27)	(65)
Net cost of reinsurance	$(27)	$1,643

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

Certain of these reinsurance agreements were with related parties. See Note 14 – Related Parties for further information.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

As of December 31, 2019 and 2018, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $3,478 million and $3,967 million, respectively.

Protective Life Insurance Company (Protective) – We reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (AADE) to Protective under a coinsurance agreement in 2011. As of December 31, 2019 and 2018, Protective maintained a trust for our benefit with assets having a fair value of $1,640 million and $1,525 million, respectively.

Novations—We have novated certain open blocks of business ceded to Global Atlantic, in accordance with the terms of the coinsurance and assumption agreement. Additionally, we have novated the reinsurance agreement for blocks of endowment contracts and annuities assumed from Athora Lebensversicherung AG (ALV) to Athora Life Re Ltd. (ARE). The below table summarizes the decreases in amounts on the consolidated balance sheets as a result of the novations. Novations during the year ended December 31, 2018 did not have a material effect on the consolidated balance sheets.

(In millions)	Year ended December 31, 2019
Interest sensitive contract liabilities	$407
Future policy benefits	305
Funds withheld liability	347
Investments	320
Policy loans	38
Reinsurance recoverable	674
Other assets and liabilities	27

Reinsurance Recoverables—The following summarizes our reinsurance recoverable from the following:

	December 31,
(In millions)	2019	2018
Global Atlantic	$2,981	$3,166
Protective	1,605	1,652
ARE	—	337
Other[1]	277	379
Reinsurance recoverable	$4,863	$5,534

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total recoverable.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2016	$1,145	$462	$1,352	$2,959
Additions	493	161	—	654
Unlocking	13	4	(1)	16
Amortization	(194)	(67)	(162)	(423)
Impact of unrealized investment (gains) losses	(82)	(40)	(112)	(234)
Balance at December 31, 2017	1,375	520	1,077	2,972
Additions	2,481	264	—	2,745
Unlocking	21	7	54	82
Amortization	(108)	(61)	(141)	(310)
Impact of unrealized investment (gains) losses	152	69	197	418
Balance at December 31, 2018	3,921	799	1,187	5,907
Additions	645	226	—	871
Unlocking	(117)	(9)	(24)	(150)
Amortization	(749)	(65)	(68)	(882)
Impact of unrealized investment (gains) losses	(426)	(131)	(181)	(738)
Balance at December 31, 2019	$3,274	$820	$914	$5,008

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2020	$94
2021	85
2022	75
2023	71
2024	66

8. Closed Block

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2019	2018
Liabilities
Future policy benefits	$1,546	$1,443
Other policy claims and benefits	18	14
Dividends payable to policyholders	87	89
Total liabilities	1,651	1,546
Assets
Trading securities	1,353	1,228
Mortgage loans, net of allowances	27	32
Policy loans	139	154
Total investments	1,519	1,414
Cash and cash equivalents	30	31
Accrued investment income	44	41
Reinsurance recoverable	19	22
Other assets	9	2
Total assets	1,621	1,510
Maximum future earnings to be recognized from AmerUs Closed Block	$30	$36

The following represents the contribution from AmerUs Closed Block.

	Years ended December 31,
(In millions)	2019	2018	2017
Revenues
Premiums	$54	$48	$58
Net investment income	74	77	79
Investment related gains (losses)	147	(118)	61
Total revenues	275	7	198
Benefits and Expenses
Future policy and other policy benefits	234	(49)	144
Dividends to policyholders	36	36	51
Total benefits and expenses	270	(13)	195
Contribution from AmerUs Closed Block before income taxes	5	20	3
Income tax benefit	(1)	—	(5)
Contribution from AmerUs Closed Block, net of income taxes	$6	$20	$8

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

9. Debt

Credit Facility—In the fourth quarter of 2019, we entered into a five-year revolving credit agreement, subject to up to two one-year extensions (Credit Facility) with Citibank, N.A., as administrative agent, which replaced our previous revolving credit agreement. The borrowing capacity under the Credit Facility is $1.25 billion, with potential increases up to $1.75 billion. In connection with the Credit Facility, AHL and Athene USA guaranteed all of the obligations of AHL, ALRe, Athene Annuity Re Ltd. (AARe) and Athene USA under this facility, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and Athene USA under this facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.	Consolidated debt to capitalization ratio of not greater than 35%;

2.	Minimum consolidated net worth of no less than $7.3 billion; and

3.	Restrictions on our ability to incur debt and liens, in each case with certain exceptions.

As of December 31, 2019 and 2018, we had no amounts outstanding under the respective revolving credit agreements and were in compliance with all covenants under these facilities.

Interest accrues on outstanding borrowings at either the Eurodollar Rate (as defined in the Credit Facility) plus a margin or a base rate plus a margin, with the applicable margin varying based on AHL’s Debt Rating (as defined in the Credit Facility). The Credit Facility has a commitment fee that is determined by reference to AHL’s Debt Rating, and ranges from 0.10% to 0.30% of the undrawn commitment. As of December 31, 2019 and 2018, the commitment fee was 0.15% and 0.225%, respectively, of the undrawn commitment.

Senior Notes—In the first quarter of 2018, AHL issued $1 billion of unsecured senior notes due in January 2028. The senior notes have a 4.125% coupon rate, payable semi-annually. The senior notes are callable at any time prior to October 12, 2027 by AHL, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the prospectus supplement relating to the senior notes, dated January 9, 2018) plus 25 basis points, and any accrued and unpaid interest. Interest expense on long-term debt was $42 million and $41 million for the years ended December 31, 2019 and 2018, respectively.

Short-term Borrowings—In the fourth quarter of 2019, we borrowed $475 million from the Federal Home Loan Bank (FHLB) through their variable rate short-term federal funds program. As of December 31, 2019, the borrowings had maturity dates ranging from February 10, 2020 to May 11, 2020 and a weighted average interest rate of 1.79%, with interest due at maturity. In connection with short-term borrowings, the FHLB requires the borrower to purchase member stock and post sufficient collateral to secure the borrowings. See Note 15 – Commitments and Contingencies for further discussion regarding existing collateral posting with the FHLB.

10. Equity

Preferred Stock—On June 10, 2019, we issued 34,500 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share (Series A). In 2019, we declared and paid dividends of $881.95 per Series A share and $31 million in the aggregate.

On September 19, 2019, we issued 13,800 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B, par value of $1.00 per share with a liquidation preference of $25,000 per share (Series B). In 2019, we declared and paid dividends of $394.53 per Series B share and $5 million in the aggregate.

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—We have six classes of common stock: Class A, Class B, Class M-1, Class M-2, Class M-3 and Class M-4. The Class M-1, Class M-2, Class M-3 and Class M-4 shares are collectively referred to as Class M shares. In the fourth quarter of 2019, we entered into an agreement with Apollo in which, among other things, we will make certain amendments to our bye-laws to eliminate our current multi-class share structure, subject to the closing of the underlying transaction. See additional information regarding this agreement in Note 14 – Related Parties.

Class A shares collectively represented 55% of the total voting power of the Company. Class B shares collectively represent the remaining 45% of the total voting power of the Company, and are beneficially owned by shareholders who are members of the Apollo Group, as defined in our bye-laws. Class B shares can be converted to Class A shares on a one-to-one basis at any time upon notice to us. Our bye-laws place certain restrictions on Class A shares such that (1) a holder of Class A shares, including its affiliates, cannot control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then a holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis, (2) the total voting power held by employees of the Apollo Group is limited to 3% and (3) Class A shares may be deemed non-voting when owned by a shareholder who owns Class B shares, has an equity interest in certain Apollo entities, or is a member of the Apollo Group.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Class M shares are restricted, non-voting shares previously issued under equity incentive plans. Class M shares function similar to options in that they are exchangeable into Class A shares upon payment of a conversion price and other conditions being met, including vesting conditions. As of December 31, 2019, there were 9.1 million outstanding Class M shares with a weighted average conversion price of $18.63.

Repurchase Authorizations

Our board of directors has approved authorizations of $1,567 million for the repurchase of our Class A shares under our repurchase program. We may repurchase shares in open market transactions, in privately negotiated transactions or otherwise. The size and timing of repurchases will depend on legal requirements, market and economic conditions and other factors, and are solely at our discretion. The program has no expiration date, but may be modified, suspended or terminated by the board at any time.

The following summarizes the activity on our share repurchase authorizations:

(In millions)
Initial authorization	$250
Repurchases	(100)
Remaining authorization at December 31, 2018	150
Additional authorizations	1,317
Repurchases	(827)
Remaining authorization at December 31, 2019	$640

Other Share Activities

2018

•	In the first quarter, a total of 21.9 million Class B shares were converted into Class A shares pursuant to a distribution of common shares from AP Alternative Assets, L.P. (AAA) to AAA unitholders.
2017

•	In the fourth quarter, a total of 21.4 million Class B shares were converted into Class A shares pursuant to a distribution of common shares from AP Alternative Assets, L.P. (AAA) to AAA unitholders.

•	As a result of the lockup releases during the year, 1.3 million Class B shares were converted into Class A shares.

•
During the year, we completed two follow-on offerings of our Class A common shares. Shareholders sold 50.3 million existing Class A shares through the offerings. We did not sell any shares in the follow-on offerings. A total of 41.7 million Class B shares were converted into Class A shares on a one-for-one basis in order to participate in the follow-on offerings.

As of December 31, 2019, we had 150 million shares of capital stock authorized which remain undesignated.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The table below shows the changes in each class of shares issued and outstanding:

	Years ended December 31,
(In millions)	2019	2018	2017
Class A
Beginning balance	162.4	142.4	77.3
Issued shares	0.7	0.6	0.7
Forfeited shares	(0.1)	—	—
Repurchased shares	(19.8)	(2.6)	—
Converted from Class B shares	—	22.0	64.4
Ending balance	143.2	162.4	142.4
Class B
Beginning balance	25.4	47.4	111.8
Converted to Class A shares	—	(22.0)	(64.4)
Ending balance	25.4	25.4	47.4
Class M-1
Beginning balance	3.4	3.4	3.5
Converted to Class A shares	(0.1)	—	(0.1)
Ending balance	3.3	3.4	3.4
Class M-2
Beginning balance	0.8	0.9	1.1
Converted to Class A shares	—	(0.1)	(0.2)
Ending balance	0.8	0.8	0.9
Class M-3
Beginning balance	1.0	1.1	1.3
Converted to Class A shares	—	(0.1)	(0.2)
Ending balance	1.0	1.0	1.1
Class M-4
Beginning balance	4.1	4.7	5.4
Converted to Class A shares	(0.1)	(0.5)	(0.2)
Forfeited shares	—	—	(0.1)
Repurchased shares	—	(0.1)	(0.4)
Ending balance	4.0	4.1	4.7

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities	DAC, DSI, VOBA, future policy benefits and dividends payable to policyholders adjustments on AFS securities	Noncredit component of OTTI losses on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$684	$(298)	$(11)	$6	$(15)	$366
Adoption of accounting standards	273	(72)	(2)	(12)	—	187
Other comprehensive income (loss) before reclassifications	1,680	(319)	(5)	(105)	19	1,270
Less: Reclassification adjustments for gains (losses) realized in net income[1]	75	(26)	(9)	—	—	40
Less: Income tax expense (benefit)	463	(95)	1	(35)	—	334
Balance at December 31, 2017	2,099	(568)	(10)	(76)	4	1,449
Adoption of accounting standards	(46)	4	—	—	—	(42)
Other comprehensive income (loss) before reclassifications	(3,291)	852	(9)	146	(8)	(2,310)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	4	(1)	(3)	—	—	—
Less: Income tax expense (benefit)	(629)	168	(1)	31	—	(431)
Balance at December 31, 2018	(613)	121	(15)	39	(4)	(472)
Other comprehensive income (loss) before reclassifications	4,928	(1,322)	1	29	1	3,637
Less: Reclassification adjustments for gains (losses) realized in net income[1]	218	(56)	7	—	—	169
Less: Income tax expense (benefit)	959	(266)	(1)	6	—	698
Less: Other comprehensive income attributable to NCI, net of subsidiary issuance of equity interests and tax	16	—	—	1	—	17
Balance at December 31, 2019	$3,122	$(879)	$(20)	$61	$(3)	$2,281

[1] Recognized in investment related gains (losses) on the consolidated statements of income.

11. Earnings Per Share

The following represents our basic and diluted EPS calculations:

	Year ended December 31, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$1,760	$291	$38	$10	$11	$26

Basic weighted average shares outstanding	153.9	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	154.3	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$11.44	$11.44	$11.44	$11.44	$11.44	$11.44
Diluted	$11.41	$11.44	$11.44	$11.44	$11.44	$9.94

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2018
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$857	$157	$18	$5	$5	$11

Basic weighted average shares outstanding	160.5	29.3	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.6	—	—	—	—	0.6
Diluted weighted average shares outstanding	161.1	29.3	3.4	0.8	1.0	2.7

Earnings per share
Basic	$5.34	$5.34	$5.34	$5.34	$5.34	$5.34
Diluted	$5.32	$5.34	$5.34	$5.31	$5.31	$4.11

	Year ended December 31, 2017
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic	$749	$567	$24	$4	$5	$9
Effect of stock compensation plans on allocated net income	18	—	—	—	—	—
Net income available to Athene Holding Ltd. common shareholders – diluted	$767	$567	$24	$4	$5	$9

Basic weighted average shares outstanding	107.7	81.6	3.4	0.6	0.7	1.3
Dilutive effect of stock compensation plans	3.3	—	—	0.3	0.5	1.6
Diluted weighted average shares outstanding	111.0	81.6	3.4	0.9	1.2	2.9

Earnings per share
Basic	$6.95	$6.95	$6.95	$6.95	$6.95	$6.95
Diluted	$6.91	$6.95	$6.95	$5.05	$3.86	$3.10

We use the two-class method for allocating net income to each class of our common stock. Our Class M shares did not become eligible to participate in dividends until a return of investment (ROI) condition had been met for each class. Once eligible, each class of our common stock has equal dividend rights. In conjunction with our IPO in 2016, the ROI condition for Class M-1 was met. The ROI condition was met for Class M-2 on March 28, 2017, and for Class M-3 and Class M-4 on April 20, 2017. For purposes of calculating basic weighted average shares outstanding and the allocation of basic income, shares are deemed to be participating in earnings for only the portion of the period after the condition is met. For purposes of calculating diluted weighted average shares outstanding, shares are deemed dilutive as of the beginning of the period.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 31.9 million, 34.9 million and 52.3 million shares, RSUs and options as of December 31, 2019, 2018 and 2017, respectively.

12. Income Taxes

Income tax expense consists of the following:

	Years ended December 31,
(In millions)	2019	2018	2017
Current	$53	$78	$5
Deferred	64	44	101
Income tax expense (benefit)	$117	$122	$106

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Income tax expense was calculated based on the following components of income before income taxes:

	Years ended December 31,
(In millions)	2019	2018	2017
Income before income taxes – Bermuda	$1,895	$641	$1,165
Income before income taxes – U.S.	528	534	274
Income before income taxes – United Kingdom	(121)	—	—
Income before income taxes – Germany	—	—	25
Income before income taxes	$2,302	$1,175	$1,464

The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0%, 21%, and 19% have been used for Bermuda, the U.S. and the United Kingdom (UK), respectively, for the year ended December 31, 2019. Statutory rates of 0% and 21% have been used for Bermuda and the U.S. for the year ended December 31, 2018. Statutory tax rates of 0%, 31% and 35% have been used for Bermuda, Germany and the U.S., respectively, for the year ended December 31, 2017. A reconciliation of the difference between the expected tax provision at the weighted average tax rate and income tax expense (benefit) is as follows:

	Years ended December 31,
(In millions, except for percentages)	2019	2018	2017
Expected tax provision computed on pre-tax income at weighted average income tax rate	$88	$112	$104
Increase in income taxes resulting from:
Deferred tax valuation allowance	16	—	(5)
Non-deductible expenses	17	—	—
Prior year true-up	2	11	8
Corporate owned life insurance	(6)	(3)	(8)
Stock compensation expense	2	1	5
Change in statutory tax rates	—	—	(7)
State taxes and other	(2)	1	9
Income tax expense (benefit)	$117	$122	$106
Effective tax rate	5%	10%	7%

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

Total income taxes were as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
Income tax expense	$117	$122	$106
Income tax expense (benefit) from OCI	698	(431)	334
Total income taxes	$815	$(309)	$440

Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2019	2018
Current income tax recoverable	$—	$36
Current income tax payable	14	33
Net current income tax recoverable (payable)	$(14)	$3

Deferred tax assets	$—	$340
Deferred tax liabilities	423	—
Net deferred tax assets (liabilities)	$(423)	$340

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2019	2018
Deferred tax assets
Insurance liabilities	$1,753	$1,186
Net unrealized losses on AFS	—	112
Net operating and capital loss carryforwards	133	78
Tax credits	2	—
Fixed assets	—	43
Employee benefits	21	24
Other	16	38
Total deferred tax assets	1,925	1,481
Valuation allowance	(63)	(52)
Deferred tax assets, after valuation allowance	1,862	1,429
Deferred tax liabilities
Investments, including derivatives	928	296
Net unrealized gains on AFS	585	—
DAC, DSI and VOBA	758	790
Other	14	3
Total deferred tax liabilities	2,285	1,089
Net deferred tax assets (liabilities)	$(423)	$340

As of December 31, 2019, we have gross deferred tax assets associated with U.S. federal and state net operating losses of $793 million, which will begin to expire in 2022.

The valuation allowance consists of the following:

	December 31,
(In millions)	2019	2018
U.S. federal and state net operating losses and other deferred tax assets	$47	$52
UK net operating losses and other deferred tax assets	16	—
Total valuation allowance	$63	$52

AHL and its Bermuda subsidiaries file protective U.S. income tax returns and its U.S. subsidiaries file income tax returns with the U.S. federal government and various U.S. state governments. AADE is not subject to U.S. federal and state examinations by tax authorities for years prior to 2011, while Athene Annuity & Life Assurance Company of New York (AANY) is not subject to examinations for years prior to 2015. The Internal Revenue Service is currently auditing the 2013 consolidated tax return filed by Athene USA Corporation, and is conducting a limited scope audit of the 2015 consolidated tax return filed by AADE. One state jurisdiction is auditing the 2016 and 2017 combined tax returns filed by Athene USA. No material adverse proposed adjustments have been issued with respect to any examination.

Under current Bermuda law, we are not required to pay any taxes in Bermuda on either income or capital gains. We have received an undertaking from the Bermuda Minister of Finance that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2035.

We expect that earnings from AHL’s U.S. subsidiaries will not be subject to U.S. dividend withholding tax under the benefits provided by the income tax treaty between the U.S. and the UK. Any dividends remitted to AHL from ALRe are not subject to withholding tax.

13. Statutory Requirements

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Bermuda statutory requirements—ALRe, AARe, and Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A, and together with its subsidiaries, ACRA) are each licensed by the Bermuda Monetary Authority (BMA) as long-term insurers and are subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency Capital Requirement (BSCR), which was granted equivalence to the European Union’s Directive (2009/138/EC) (Solvency II).

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (ECR). For our Class C reinsurer, ACRA 1A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For our Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2019, our Bermuda subsidiaries were in excess of the minimum levels required. For our Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. The following represents the EBS capital and surplus and BSCR ratios:

	EBS capital & surplus		BSCR ratio
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
ALRe	$14,073	$12,000	310%	340%
AARe	2,898	3,029	257%	176%
ACRA 1A	1,237	575	341%	295%

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

	December 31, 2019
(In millions)	ALRe	AARe[1]	ACRA 1A
Increase (decrease) to capital and surplus due to permitted practices	$(3,765)	$(5,047)	$(311)
Increase (decrease) to statutory net income due to permitted practices	(1,035)	(4,988)	(43)

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

	December 31,
(In millions)	2019	2018
ALRe	$8,141	$5,942
AARe	1,216	997
ACRA 1A	59	—

U.S. statutory requirements—Our regulated U.S. subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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

The maximum dividend these subsidiaries can pay to shareholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to Athene USA absent regulatory approval was $152 million and $154 million as of December 31, 2019 and 2018, respectively. Any dividends from AHL’s other U.S. statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to Athene USA without regulatory approval from the Delaware Department of Insurance.

As of December 31, 2019, our U.S. subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

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

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus decreased by $80 million and increased by $39 million as of December 31, 2019 and 2018, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2019 and 2018, Athene Re USA IV included as admitted assets $137 million and $153 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)—The following table presents, for each of our primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2019	2018	2019	2018	2017
ALRe	$11,000	$9,659	$1,247	$418	$828
AARe	2,343	2,095	248	997	—
ACRA 1A	808	393	265	(287)	—
AADE	1,526	1,544	(86)	18	24
AAIA	1,209	1,234	241	81	239
AANY	318	282	33	6	29

14. Related Parties

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

(v)	0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	December 31, 2019	Percent of Total
Core	$32,474	25.5%
Core Plus	30,155	23.6%
Yield	48,557	38.0%
High Alpha	5,062	4.0%
Other	11,302	8.9%
Total sub-allocation assets	$127,550	100.0%

Additionally, the Fee Agreement provides for a possible payment by Apollo to us, or a possible payment by us to Apollo, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of our investments that consist of Core and Core Plus assets. If more than 60% of our invested assets that are subject to the sub-allocation fees are invested in Core and Core Plus assets, we will receive a 0.025% fee reduction on the Incremental Value. If less than 50% of our invested assets that are subject to the sub-allocation fee are invested in Core and Core Plus assets, we will pay an additional fee of 0.025% on Incremental Value. Under the Fee Agreement fees payable to Apollo for sub-advisory services are encompassed within the current fee structure and we no longer separately pay sub-advisory fees (as defined below). See –Historical fee structure below for further discussion of the prior fee structure.

For the years ended December 31, 2019, 2018 and 2017, we incurred management fees of $426 million, $349 million and $318 million, respectively. Management fees are included within net investment income on the consolidated statements of income. As of December 31, 2019 and 2018, management fees payable were $42 million and $54 million, respectively, and are included in other liabilities on the consolidated balance sheets.

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
Notes to Consolidated Financial Statements

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group, as defined in our bye-laws. Also, James Belardi, our Chief Executive Officer, is also an employee of ISG and receives remuneration from acting as Chief Executive Officer of ISG. Mr. Belardi also owns a 5% profit interest in ISG (Interest). It is expected that the Interest will be revised such that Mr. Belardi will receive a lesser interest in the equity of ISG and also receive a specified percentage of other fee streams earned by Apollo, potentially comprised of or including the sub-allocation fees. Additionally, six of the fifteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Other related party transactions

A-A Mortgage Opportunities, L.P. (A-A Mortgage) – We have an equity method investment of $487 million and $463 million as of December 31, 2019 and 2018, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $411 million, $722 million and $57 million of residential mortgage loans under this agreement during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, we hold ABS securities issued by AmeriHome affiliates of $170 million and $121 million as of December 31, 2019 and 2018, respectively, which are included in related party AFS securities on the consolidated balances sheets. We also have commitments to make additional equity investments in A-A Mortgage of $169 million as of December 31, 2019.

MidCap – CoInvest VII holds a significant investment in MidCap, which is included in investment funds of consolidated VIEs on the consolidated balance sheets. We have also advanced amounts under a subordinated debt facility to Midcap and, as of December 31, 2019 and 2018, the principal balance was $345 million and $245 million, respectively, which is included in other related party investments on the consolidated balance sheets. Our total investment in MidCap, including amounts advanced under credit facilities, was $886 million and $792 million as of December 31, 2019 and 2018, respectively. Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $624 million and $226 million as of December 31, 2019 and 2018, respectively, which are included in related party AFS securities on the consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2019, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

During the fourth quarter of 2018, we entered into a coinsurance agreement with ALV to reinsure endowment contracts and annuities, in which we assumed liabilities of $325 million. ALV coinsurance assets were recorded as receivable in other assets on the December 31, 2018 consolidated balance sheet, as the assets were not received prior to December 31, 2018. We then retroceded these endowment contracts and annuities through a modco agreement to ARE, in which we recorded a funds withheld liability of $337 million. ARE modco assets were recorded as reinsurance recoverable on the consolidated balance sheets. During the fourth quarter of 2019, we novated the reinsurance agreement for the ALV endowment contracts and annuities to ARE, which resulted in a decrease of $663 million of liabilities and related assets on the consolidated balance sheets.

Our investment in Athora, which is included in related party investment funds on the consolidated balance sheets, was $132 million and $105 million as of December 31, 2019 and 2018, respectively. Additionally, as of December 31, 2019 and 2018, we had $146 million and $166 million, respectively, of funding agreements outstanding to Athora, which were issued to Athora prior to closing. We also have commitments to make additional equity investments in Athora of $454 million as of December 31, 2019.

Venerable – On June 1, 2018, we entered into coinsurance and modco agreements with Voya Insurance and Annuity Company (VIAC) to reinsure a block of fixed and fixed indexed annuities, in which we assumed liabilities of $18,578 million. VIAC is a related party pursuant to GAAP due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital), which was $99 million and $92 million as of December 31, 2019 and December 31, 2018, respectively. The minority equity investment in VA Capital is included in related party investment funds on the consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the parent of Venerable, which is the parent of VIAC. Additionally, as of December 31, 2019, we have a $148 million, 15-year term loan receivable from Venerable, which is held at amortized cost and included in related party other investments on the consolidated balance sheets. While management views the overall transactions with VIAC and Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Strategic Partnership – On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of December 31, 2019 and 2018, we had $97 million and $16 million, respectively, of investments under the Strategic Partnership and these investments are classified as investment funds of consolidated VIEs.

PK AirFinance – During the fourth quarter of 2019, we and Apollo purchased PK AirFinance (PK), an aviation lending business, including PK’s in force loan portfolio (Aviation Loans), from the Aviation Services Unit of GE Capital (GE). The Aviation Loans are generally fully secured by aircraft leases and aircraft. In connection with such transaction, Apollo acquired the PK loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo (collectively, PK Transaction Agreements), the existing Aviation Loans were acquired and securitized by a newly formed SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issued tranches of senior notes and subordinated notes, which are secured by the Aviation Loans.

In connection with the acquisition of the existing Aviation Loans by the ABS-SPV (i) a tranche of senior notes was acquired by third-party investors and (ii) we purchased mezzanine tranches of the senior notes and the subordinated notes.

In addition to the investment in the senior notes and subordinated notes, we also have a right to acquire, whether directly, through the ABS-SPV or through a similar vehicle, all Aviation Loans originated by PK (Forward Flow Loans). All servicing and administrative costs and expenses of Apollo (determined at cost, without mark-up) that are incurred in connection with the sourcing, origination, servicing and maintaining the Forward Flow Loans, net of any service fees and servicing and administrative cost and expense reimbursement amounts received directly from the ABS-SPV or other entities investing in the Forward Flow Loans will be allocated to, and reimbursed by the ABS-SPV or us, as applicable, subject to an agreed-upon annual cap.

In addition to the payment of the expenses described in the preceding paragraph and the base management fee paid to Apollo on all assets managed by Apollo, we have paid or expect to pay the following fees to Apollo or certain service providers that are affiliates of, or are companies managed by, Apollo in connection with the PK Transaction Agreements:

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

Apollo/Athene Dedicated Investment Program (ADIP) – On October 1, 2019, we sold 67% of our equity interests in our subsidiary, ACRA, to ADIP, which is managed by AGM, for $575 million. As a result, we reduced APIC and AOCI by $145 million and $34 million, respectively, and recorded $754 million for the issuance of equity to noncontrolling interests. The shares held by ADIP are non-voting and our shares represent 100% of the voting power and 33% of the equity interests in ACRA.

Apollo Share Exchange and Related Transactions – On October 27, 2019 we entered into a transaction agreement (Transaction Agreement) with AGM and certain affiliates of AGM which collectively comprise the Apollo Operating Group (AOG), pursuant to which, among other things, (i) we agreed to sell 27,959,184 new Class A common shares to the AOG for 29,154,519 new AOG units valued at approximately $1.2 billion (based on the closing market price of AGM’s Class A common shares on October 25, 2019 and representing a 2.3% premium to the closing price of our Class A common shares on October 25, 2019), (ii) we agreed to sell 7,575,758 new Class A common shares to the AOG for $350 million in cash (representing a 10% premium to the closing price of our Class A common shares on October 25, 2019) (collectively, (i) and (ii), Share Issuance), (iii) we agreed to grant AGM the right to purchase additional Class A common shares from the closing date of the Share Issuance (Closing Date) until 180 days thereafter to the extent AOG and certain affiliates, employees and consultants of AGM do not beneficially own at least 35% of the issued and outstanding Class A common shares (inclusive of Class A common shares over which any such persons have a valid proxy), on a fully diluted basis, in a number to achieve such 35% ownership level at a price based upon a weighted average price during the 30 days prior to the exercise of the purchase right (Contingent Right), (iv) AMH (as defined below) will have the right to purchase up to that number of Class A common shares that would increase by 5 percentage points the percentage of the issued and outstanding Class A common shares beneficially owned by the AOG and certain affiliates, employees and consultants of AGM (inclusive of Class A common shares over which any such persons have a valid proxy), calculated on a fully diluted basis, and (v) we will make certain amendments to our bye-laws to, among other things, eliminate our current multi-class share structure.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The proposed transaction is subject to customary closing conditions, the receipt of all necessary regulatory and governmental approvals, and certain other closing conditions. Subject to certain assumptions, including those regarding the exercise of the Contingent Right, and taking into consideration certain voting proxies (as described below), AGM and certain of its related parties and employees are expected to control equity interests approximating 35% of our voting power and economic interest as compared to the 45% voting power and approximately 17% economic interest that AGM and certain of its related parties and employees hold today.

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

AA Infrastructure Fund 1 LLC (AA Infrastructure) – We have an investment in preferred shares of AA Infrastructure, which is a fund managed by ISG. As of December 31, 2019 and 2018, we held $58 million and $120 million, respectively, of preferred shares, which are included in related party equity securities on the consolidated balance sheets. In the fourth quarter of 2019, AA Infrastructure issued $267 million of ABS securities as a return of capital on the preferred shares. As of December 31, 2019, we held AA Infrastructure ABS securities of $267 million, which are included in related party trading securities on the consolidated balance sheets. Additionally, as of December 31, 2019, we had commitments to make additional investments in AA Infrastructure of $42 million.

15. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $4,793 million and $3,036 million as of December 31, 2019 and 2018, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2019 and 2018, we had $1,226 million and $926 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of December 31, 2019 and 2018, we had $3,700 million and $2,700 million, respectively, of FABN funding agreements outstanding. We had $6.0 billion of remaining FABN capacity as of December 31, 2019.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2019	2018
AFS securities	$9,369	$5,439
Trading securities	45	68
Equity securities	22	2
Mortgage loans	2,535	1,830
Investment funds	84	53
Derivative assets	105	24
Short-term investments	92	77
Other investments	88	47
Restricted cash	402	492
Total restricted assets	$12,742	$8,032

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB funding agreements described above.

Letter of Credit—We have an undrawn letter of credit for $198 million as of December 31, 2019. This letter of credit was issued for our reinsurance program and expires by December 31, 2020.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA, purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of December 31, 2019, had an asset value of $387 million, and is included in other assets on the consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December, 18, 2019. The Superior Court took the matter under advisement and we expect an opinion in the next few months. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $188 million as of December 31, 2019.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Caldera Matters – On May 3, 2018, AHL filed a writ commencing litigation in the Supreme Court of Bermuda against a former officer of AHL, a former director of AHL (who is also considered a former officer pursuant to Bermuda law), and Caldera Holdings, Ltd. (Caldera). AHL alleges in the writ, among other things, that the defendants breached various duties owed to AHL under Bermuda law by using AHL’s confidential information in their attempted acquisition of a company referred to in the litigation as Company A. AHL is seeking injunctive relief and damages. Athene amended its writ on October 16, 2018. The trial court denied two separate motions to dismiss made by defendant Caldera on June 28, 2018 and by the former officer and former director defendants on January 14, 2019. On September 20, 2019, the Bermuda Court of Appeal affirmed both trial court rulings and dismissed the defendants’ appeal. Defendants have not further pursued an appeal of this decision to the Judicial Committee of the Privy Council, the court of final appeal for matters litigated in Bermuda, and litigation is proceeding in the trial court.

On May 3, 2018, following AHL’s filing of the writ in Bermuda described above, Caldera, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P., commenced an action in the Supreme Court of the State of New York, County of New York, by filing a Summons with Notice against AHL, Apollo, certain affiliates of Apollo and Leon Black, a founder of Apollo. On July 12, 2018, plaintiffs filed a complaint alleging claims for tortious interference with prospective business relations, defamation, and unfair competition related to plaintiffs’ attempt to purchase Company A and seeking alleged damages of “no less than $1.5 billion.” AHL has moved to dismiss the complaint. On January 21, 2019, plaintiffs filed an amended complaint, which revised certain allegations about jurisdiction, venue and the merits of the plaintiffs’ claims. We have renewed our motion to dismiss and, on December 20, 2019, the court granted our motion to dismiss. Plaintiffs have filed an appeal. We believe we have meritorious defenses to the claims and intend to vigorously defend the litigation. In light of the inherent uncertainties involved in this matter, reasonably possible losses, if any, cannot be estimated at this time.

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

On July 5, 2019 and July 29, 2019, the Supreme Court of Bermuda enjoined CLPF and Cambria, respectively, from taking any further steps to advance or otherwise positively participate in its respective New York Action in light of the exclusive jurisdiction provision in our bye-laws. On July 31, 2019, CLPF and Cambria each filed a notice that it was dismissing its claims in its respective New York Action. We moved for default judgments in the Supreme Court of Bermuda and, on October 15, 2019, the Court granted our applications and permanently enjoined CLPF and Cambria from taking any further steps in the New York Actions. The Supreme Court of Bermuda has awarded costs in our favor against CLPF and Cambria, which are in the process of being enforced.

16. Segment Information

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

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities and prior to January 1, 2018, included our former Germany operations, which were primarily comprised of participating long-duration savings products. Included in Corporate and Other are corporate allocated expenses, merger and acquisition costs, debt costs, preferred stock dividends, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for discussion on the deconsolidation of our German operations in 2018.

Financial Measures—Segment adjusted operating income available to common shareholders and net investment earnings are internal measures used by the chief operating decision maker to evaluate and assess the results of our segments.

Adjusted operating revenue is a component of adjusted operating income available to common shareholders and excludes market volatility and adjustments for other non-operating activity. Our adjusted operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets;

•	VIE expenses and noncontrolling interests; and

•	Other adjustments to revenues.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The table below reconciles segment adjusted operating revenues to total revenues presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2019	2018	2017
Retirement Services	$11,460	$8,118	$5,960
Corporate and Other	117	44	368
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	2,346	(1,020)	1,990
Investment gains (losses), net of offsets	1,685	(515)	461
VIE expenses and noncontrolling interests	637	1	—
Other adjustments to revenues	13	9	9
Total revenues	$16,258	$6,637	$8,788

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

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2019	2018	2017
Retirement Services	$1,322	$1,201	$1,038
Corporate and Other	(33)	(61)	17
Non-operating adjustments
Investment gains (losses), net of offsets	994	(274)	199
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(65)	242	230
Integration, restructuring and other non-operating expenses	(70)	(22)	(68)
Stock-based compensation, excluding LTIP	(12)	(11)	(33)
Income tax (expense) benefit – non-operating	—	(22)	(25)
Net income available to Athene Holding Ltd. common shareholders	$2,136	$1,053	$1,358

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Net investment earnings used to evaluate the performance of our segments is an internal measure that does not correspond to GAAP net investment income. Adjustments are made to GAAP net investment income to arrive at a net investment earnings measure that reflects the profitability of our core deferred annuities business. Accordingly, we adjust net investment income to include earnings from our consolidated VIEs and earnings on certain alternative investments (primarily CLOs) classified in investment related gains (losses) on the consolidated statements of income. Additionally, we adjust for impacts of reinsurance embedded derivatives and noncontrolling interests on net investment income. The table below reconciles segment net investment earnings to net investment income presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2019	2018	2017
Retirement Services	$5,062	$4,188	$3,241
Corporate and Other	117	44	182
Adjustments to net investment income
Reinsurance embedded derivative impacts	(680)	(301)	(191)
Net VIE earnings	(80)	(37)	(77)
Alternative income (gains) losses	(1)	34	20
Noncontrolling interests	61	—	—
Held for trading amortization	43	76	94
Net investment income	$4,522	$4,004	$3,269

Adjusted operating income available to common shareholders excludes the income tax impact of the taxable non-operating adjustments presented above. The income tax expense of non-operating income adjustments is comprised of the appropriate jurisdiction’s tax rate applied to the non-operating adjustments subject to income tax, as well as the amount recorded for the change in the U.S. statutory rate resulting from the Tax Act. The table below reconciles segment provision for income taxes – operating to income tax expense presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2019	2018	2017
Retirement Services	$117	$100	$83
Corporate and Other	—	—	(2)
Income tax (expense) benefit – non-operating	—	22	25
Income tax expense (benefit)	$117	$122	$106

The following represents total assets by segment:

	December 31,
(In millions)	2019	2018
Retirement Services	$143,881	$123,498
Corporate and Other	2,994	2,007
Total assets	$146,875	$125,505

We market annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of income, and premiums collected are as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
Fixed indexed annuities	$7,304	$29,973	$5,480
Fixed rate annuities	3,192	5,501	873
Payouts without life contingencies	341	535	106
Funding agreements	1,301	650	3,054
Life and other deposits	(13)	4	33
Total deposits	12,125	36,663	9,546
Payouts with life contingencies	6,332	3,408	2,272
Life and other premiums	50	54	254
Total premiums	6,382	3,462	2,526
Total premiums and deposits, net of ceded	$18,507	$40,125	$12,072

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Deposits and premiums collected by the geographical location are as follows:

	Years ended December 31,
(In millions)	2019	2018	2017
United States	$17,159	$16,421	$11,217
Bermuda	1,348	23,704	652
Germany	—	—	203
Total premiums and deposits, net of ceded	$18,507	$40,125	$12,072

17. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized in the table below:

	Three months ended
(In millions, except per share data)	March 31	June 30	September 30	December 31
2019
Total revenues	$4,995	$3,423	$4,584	$3,256
Total benefits and expenses	4,255	2,673	4,305	2,723
Net income	708	720	293	464
Less: Net income attributable to noncontrolling interests	—	—	—	13
Net income attributable to Athene Holding Ltd. shareholders	708	720	293	451
Less: Preferred stock dividends	—	—	17	19
Net income available to Athene Holding Ltd. common shareholders	708	720	276	432

Earnings per share
Basic – All classes	$3.65	$3.76	$1.50	$2.43
Diluted – Class A	3.64	3.75	1.50	2.42
Diluted – Class B	3.65	3.76	1.50	2.43
Diluted – Class M-1	3.65	3.76	1.50	2.43
Diluted – Class M-2	3.65	3.76	1.50	2.43
Diluted – Class M-3	3.65	3.76	1.50	2.43
Diluted – Class M-4	3.15	3.28	1.29	2.13

2018
Total revenues	$1,023	$1,850	$2,586	$1,178
Total benefits and expenses	701	1,529	1,907	1,325
Net income (loss)	277	257	623	(104)
Net income (loss) attributable to Athene Holding Ltd. shareholders	277	257	623	(104)
Net income (loss) available to Athene Holding Ltd. common shareholders	277	257	623	(104)

Earnings (loss) per share
Basic – All classes	$1.40	$1.30	$3.16	$(0.53)
Diluted – Class A	1.40	1.30	3.15	(0.53)
Diluted – Class B	1.40	1.30	3.16	(0.53)
Diluted – Class M-1	1.40	1.30	3.16	(0.53)
Diluted – Class M-2	1.39	1.29	3.16	(0.53)
Diluted – Class M-3	1.38	1.30	3.16	(0.53)
Diluted – Class M-4	0.97	1.02	2.42	(0.53)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above as of December 31, 2019.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Their report is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 18, 2020, Messrs. Belardi, Wheeler, Klein, Kvalheim and Rhodes as well as certain other members of our senior management were granted limited partner interests in a newly authorized subsidiary of the Company (Athene Plan LP) in the form of “Athene Plan Points.” Each Athene Plan Point generally represents the right to participate in 1/1500th of the carried interest received by Apollo ADIP Advisors, L.P. (ADIP GP) from ADIP. Athene Plan Points are allocated from time to time by our management team, with approval of our Compensation Committee, where applicable, to certain personnel as incentive compensation in connection with, and based on the performance of, ADIP. We believe these grants further align such personnel with our strategic objective to deploy excess capital at attractive risk-adjusted returns across our various liability channels and, in particular, we believe that the efforts of our personnel who will be receiving these allocations are critical to achieving a successful, risk-adjusted return at ADIP and ACRA. In addition, these grants provide a key retention tool for personnel who are deemed key to the success of ADIP and ACRA, and therefore key to our success more broadly.
ALRe is expected to be the general partner of Athene Plan LP. Athene Plan LP is expected to become a limited partner in the ADIP GP and to become entitled to one-third of the carried interest allocated to the ADIP GP from ADIP. The value of the carried interest is calculated in a manner customarily used in the investment fund industry and is based on a percentage of the total returns on ADIP’s capital after ADIP investors receive a preferred return. Distributions (other than tax distributions) will not be made with respect to Athene Plan Points until ADIP has returned contributed capital to its limited partners and made distributions in excess of a specified performance return. Any distributions made with respect to Athene Plan Points are expected to be paid in cash.

Messrs. Belardi, Wheeler, Klein, Kvalheim and Rhodes were granted 76, 59.5, 32.5, 32.5 and 16 Athene Plan Points, respectively, and they may receive additional Athene Plan Points upon the forfeiture of Athene Plan Points by other participants. A participant’s Athene Plan Points are treated as fully vested for purposes of receiving distributions while the participant remains employed by us or our affiliates. Upon a termination of employment (other than for cause), a participant will be eligible to retain up to a maximum of 75% of his or her Athene Plan Points, with the actual number of Athene Plan Points retained to be determined based on a five-year monthly vesting schedule beginning on October 1, 2019, the date the ACRA joint venture began. A participant will forfeit all of his or her Athene Plan Points upon a termination for cause or upon a breach of applicable confidentiality, non-competition, non-solicitation, non-disparagement or other post-separation covenants. See Item 1. Business–Capital–Deployable Capital–ACRA for further discussion regarding ACRA.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item is incorporated herein by reference to the sections entitled “Management,” “Proposal 1: Election of Directors of the Company,” “Corporate Governance–Classified Board of Directors,” “Corporate Governance–Delinquent Section 16(a) Reports” and “Corporate Governance–Committees of the Board of Directors” in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders to be filed by us with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2019 (2020 Proxy Statement).

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

Item 11.    Executive Compensation

The information called for by this Item is incorporated herein by reference to the sections entitled “Compensation of Executive Officers and Directors,” “Corporate Governance–Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance–Committees of the Board of Directors–Compensation Committee” in our 2020 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners” in our 2020 Proxy Statement.

Share Incentive Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of December 31, 2019 under the Share Incentive Plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Share Incentive Plans[3]
Share Incentive Plans Approved by Security Holders	1,966,566	$46.69	6,969,377
Share Incentive Plans Not Approved by Security Holders[4]	9,522,864	$19.31	—
Total	11,489,430	$21.93	6,969,377

[1] Consists of Class A shares underlying options, time-based RSUs, performance-based RSUs and Class M common shares. Class M common shares, once vested, are convertible into Class A shares, subject to payment of the conversion price. Performance-based RSUs are included at their target value. Class M common shares are included based on the assumption that 100% of such shares vest and are converted into Class A shares on a one-for-one basis.

[2] Includes options, Class M common shares and the RSUs issued in conjunction with the Class M-4 common shares. Does not include other time-based RSUs or performance-based RSUs, as they do not have exercise prices.

[3] Includes shares remaining available for issuance under the ESPP and the 2019 Share Incentive Plan. The ESPP is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code. As of December 31, 2019, there were 3,662,780 shares remaining available for issuance under the ESPP. We estimate that 16,694 shares are subject to purchase during the current purchase period beginning on January 1, 2020 and ending on March 31, 2020, assuming a purchase price equal to 85% of the closing price of our Class A common shares on February 14, 2020.

[4] Includes securities pursuant to our 2009, 2012, and 2014 share incentive plans. These plans were frozen in 2016 and no additional awards may be granted under these plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance–Director Independence” in our 2020 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information called for by this Item is incorporated herein by reference to the sections entitled “Additional Information and Matters–Principal Accountant Fees and Services” and “Corporate Governance–Committees of the Board of Directors–Audit Committee–Pre-Approval Policies and Procedures of the Audit Committee” in our 2020 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2019
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
AFS securities
U.S government and agencies	$35	$36	$36
U.S. state, municipal and political subdivisions	1,322	1,541	1,541
Foreign governments	298	327	327
Public utilities	701	731	731
Redeemable preferred stock	106	114	114
Other corporate	43,299	46,383	46,383
CLO	7,524	7,349	7,349
ABS	5,018	5,118	5,118
CMBS	2,304	2,400	2,400
RMBS	6,872	7,375	7,375
Trading securities	1,890	2,054	2,054
Total fixed maturity securities	69,369	73,428	73,428
Equity securities
Public utilities	—	1	1
Industrial, miscellaneous and all other common stock	50	48	48
Nonredeemable preferred stocks	188	198	198
Total equity securities	238	247	247
Mortgage loans, net of allowances	14,304		14,306
Investment funds	664		731
Policy loans	417		417
Funds withheld at interest	15,181		15,181
Derivative assets	1,588		2,888
Short-term investments	596		596
Other investments	158		158
Total investments	$102,515		$107,952

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	December 31,
(In millions, except per share data)	2019	2018
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2019 – $56 and 2018 – $46)	$61	$45
Cash and cash equivalents	171	112
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2019 – $2 and 2018 – $0)	2	—
Investment funds	132	105
Other assets	6	24
Intercompany receivable	13	21
Investments in subsidiaries	14,085	9,108
Total assets	$14,470	$9,415
Liabilities and Equity
Liabilities
Long-term debt	$992	$991
Note payable to subsidiary	38	105
Other liabilities	40	35
Intercompany payable	9	8
Total liabilities	1,079	1,139
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2019 and 2018 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2019 and 2018 – 425.0 shares; issued and outstanding: 2019 – 143.2 and 2018 – 162.4 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 325.0 shares; issued and outstanding: 2019 – 25.4 and 2018 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.1 shares; issued and outstanding: 2019 – 3.3 and 2018 – 3.4 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 5.0 shares; issued and outstanding: 2019 – 0.8 and 2018 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 1.0 and 2018 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2019 and 2018 – 7.5 shares; issued and outstanding: 2019 – 4.0 and 2018 – 4.1 shares	—	—
Additional paid-in capital	4,171	3,462
Retained earnings	6,939	5,286
Accumulated other comprehensive income (loss)	2,281	(472)
Total Athene Holding Ltd. shareholders’ equity	13,391	8,276
Total liabilities and equity	$14,470	$9,415

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income and Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2019	2018	2017
Revenue
Net investment income (related party: 2019 – $8, 2018 – $(3) and 2017 – $3)	$15	$17	$5
Investment related gains (losses) (related party: 2019 – $1, 2018 – $24 and 2017 – $0)	6	14	(7)
Other revenues	—	20	—
Total revenues	21	51	(2)
Benefits and Expenses
Operating expenses (related party: 2019 – $11, 2018 – $7 and 2017 – $8)	142	124	142
Total benefits and expenses	142	124	142
Loss before income taxes and equity earnings in subsidiaries	(121)	(73)	(144)
Equity earnings in subsidiaries	2,293	1,126	1,502
Net income available to Athene Holding Ltd. shareholders	2,172	1,053	1,358
Less: Preferred stock dividends	36	—	—
Net income available to Athene Holding Ltd. common shareholders	$2,136	$1,053	$1,358

Net income available to Athene Holding Ltd. shareholders	$2,172	$1,053	$1,358
Other comprehensive income (loss)	2,787	(1,879)	896
Comprehensive income (loss)	$4,959	$(826)	$2,254

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Years ended December 31,
(In millions)	2019	2018	2017
Net cash used in operating activities	$(106)	$(66)	$(54)
Cash flows from investing activities
Capital contributions to subsidiary	(70)	(95)	—
Receipts on loans to subsidiaries	—	64	—
Issuances of loans to subsidiaries	—	(20)	(44)
Sales, maturities, and repayments of:
Available-for-sale securities	4	178	9
Investment funds – related party	1	—	—
Short-term investments	—	64	—
Purchases of:
Fixed maturity securities, available-for-sale (related party: 2019 – $(2), 2018 – $0, and 2017 – $0)	(16)	(994)	(17)
Investment funds – related party	(20)	—	—
Short-term investments	—	(64)	—
Other investing activities, net	27	(90)	74
Net cash (used in) provided by investing activities	(74)	(957)	22
Cash flows from financing activities
Proceeds from long-term debt	—	998	—
Proceeds from note payable with subsidiary	108	105	—
Repayment of note payable with subsidiary	(174)	—	—
Issuance of preferred stock, net of expenses	1,172	—	—
Preferred stock dividends	(36)	—	—
Repurchase of common stock	(832)	(105)	(10)
Other financing activities, net	1	(5)	(5)
Net cash provided by (used in) financing activities	239	993	(15)
Net increase (decrease) in cash and cash equivalents	59	(30)	(47)
Cash and cash equivalents at beginning of year	112	142	189
Cash and cash equivalents at end of year	$171	$112	$142

Supplementary information
Cash paid for interest	$46	$23	$—
Non-cash transactions
Non-cash capital contributions to subsidiaries	—	803	—
Investment in Athora Holding Ltd. received upon deconsolidation	—	108	—

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

The unsecured revolving notes receivable from Athene USA has a borrowing capacity of $250 million and had no outstanding balance as of December 31, 2019 and 2018. Interest accrues at the U.S. short-term applicable federal rate per year, and the balance is due on June 1, 2020, or earlier at AHL’s request.

The unsecured revolving notes receivable from ALRe has a borrowing capacity of $1 billion and had no outstanding balance as of December 31, 2019 and 2018. Interest accrues at a fixed rate of 1.25% and has a maturity date of March 31, 2024, or earlier at AHL’s request.

Unsecured Revolving Note Payable—In addition to the unsecured revolving notes receivable described above, AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of December 31, 2019 and 2018, the revolving note payable had an outstanding balance of $38 million and $105 million, respectively.

Funds in Trust (Restricted Assets)—AHL has agreed to maintain the authorized control level risk-based capital (RBC) of its subsidiary, Athene Life Insurance Company of New York (ALICNY), at an amount not less than 450%. As a result, AHL has established a separate backstop trust account with a fair value of $44 million and $37 million as of December 31, 2019 and 2018, respectively, consisting of available-for-sale investments and cash. If ALICNY’s authorized control level RBC falls below 450%, the funds in the backstop trust account would be used to replenish ALICNY’s authorized control level RBC to at least 450%.

3. Debt and Guarantees

AHL has guaranteed certain of the obligations of Athene USA, ALRe, and Athene Annuity Re Ltd. in connection with its revolving credit facility. Additionally, AHL issued senior notes in the first quarter of 2018. See Note 9 – Debt to the consolidated financial statements for further discussion on the credit facility and senior notes.

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

4. Dividends, Return of Capital and Capital Contributions

During the years ended December 31, 2019 and 2018, AHL received $3 million and $50 million, respectively, of dividends from subsidiaries. During the years ended December 31, 2019 and 2018, AHL contributed $70 million and $898 million, respectively, to subsidiaries. There were no dividends received or contributions made to subsidiaries during the year ended December 31, 2017. See Note 13 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

5. Income Taxes

AHL is a tax resident of the United Kingdom (UK). See Note 12 – Income Taxes to the consolidated financial statements for additional information on UK income taxes.

ATHENE HOLDING LTD.
Schedule III
Supplementary Insurance Information

(In millions)	DAC, DSI, and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits	Premiums	Net investment income	Benefits, claims, losses, and settlement expenses[2]	Amortization of DAC and VOBA	Policy and other operating expenses
2019
Retirement Services	$5,008	$126,075	$138	$6,382	$4,405	$12,254	$958	$599
Corporate and other	—	—	—	—	117	—	—	145
Total	$5,008	$126,075	$138	$6,382	$4,522	$12,254	$958	$744

2018
Retirement Services	$5,907	$113,314	$142	$3,462	$3,960	$4,662	$174	$496
Corporate and other	—	—	—	—	44	—	—	130
Total	$5,907	$113,314	$142	$3,462	$4,004	$4,662	$174	$626

2017
Retirement Services	$2,972	$80,818	$137	$2,347	$3,087	$5,969	$344	$444
Corporate and other	—	4,838	74	179	182	339	—	228
Total	$2,972	$85,656	$211	$2,526	$3,269	$6,308	$344	$672

[1] Represents interest sensitive contract liabilities and future policy benefits on the consolidated balance sheets.
[2] Represents interest sensitive contract benefits, amortization of deferred sales inducements, future policy and other policy benefits, and dividends to policyholders on the consolidated statements of income.

ATHENE HOLDING LTD.
Schedule IV
Reinsurance

(In millions, except for percentages)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2019
Life insurance in force at end of year	$33,221	$39,145	$7,317	$1,393	525.3%
Premiums	5,449	159	1,092	6,382	17.1%
Year ended December 31, 2018
Life insurance in force at end of year	39,941	45,957	7,857	1,841	426.8%
Premiums	2,813	417	1,066	3,462	30.8%
Year ended December 31, 2017
Life insurance in force at end of year	43,267	49,860	8,551	1,958	436.7%
Premiums	2,700	195	21	2,526	0.8%

ATHENE HOLDING LTD.
Schedule V
Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2019
Valuation allowance on deferred tax assets	$52	$31	$—	$(20)	$63
Valuation allowance on mortgage loans	2	10	—	(1)	11
Year ended December 31, 2018
Valuation allowance on deferred tax assets	96	9	—	(53)	52
Valuation allowance on mortgage loans	2	1	—	(1)	2
Year ended December 31, 2017
Valuation allowance on deferred tax assets	94	19	—	(17)	96
Valuation allowance on mortgage loans	2	—	—	—	2

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on May 9, 2016).
3.2.1	Memorandum of Association of Athene Holding Ltd. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on May 9, 2016).
3.2.2	Form of Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.2.1 to the Form S-1 filed on November 10, 2016).
3.3	Twelfth Amended and Restated Bye-laws of Athene Holding Ltd., effective June 4, 2019 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).
4.1	Form of Athene Holding Ltd. Class A common share certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on November 10, 2016).
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

4.4.1
Certificate of Designations of 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.4.2
Form of Share Certificate evidencing 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.4.3
Deposit Agreement, dated June 10, 2019, between Athene Holding Ltd. and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.4.4	Form of Depositary Receipt (included in Exhibit 4.4.3).
4.5.1	Certificate of Designations of 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 19, 2019).
4.5.2	Form of Share Certificate evidencing 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 19, 2019).
4.5.3
Deposit Agreement, dated September 19, 2019, between Athene Holding Ltd. and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 19, 2019).

4.5.4	Form of Depositary Receipt (included in Exhibit 4.5.3).
4.6	Description of Securities.
10.1
Credit Agreement, dated as of December 3, 2019, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as Borrowers, the lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 3, 2019).

10.2
Guaranty, dated as of December 3, 2019, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as Guarantors, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 3, 2019).

10.3.1
Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between Athene Asset Management, LLC and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).

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

Exhibit No.	Description
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

10.10.1	Employment Agreement, dated as of February 27, 2013, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.15.1 to the Form S-1 filed on October 25, 2016).
10.10.2	Employment Agreement, dated as of September 7, 2015, between Athene Holding Ltd. and William J. Wheeler (incorporated by reference to Exhibit 10.15.2 to the Form S-1 filed on October 25, 2016).
10.10.3	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to the Form S-1 filed on October 25, 2016).
10.11.1	Amended and Restated Athene Holding Ltd. 2009 Share Incentive Plan (incorporated by reference to Exhibit 10.16.1 to the Form S-1 filed on October 25, 2016).
10.11.2	Amended and Restated Athene Holding Ltd. 2012 Share Incentive Plan (incorporated by reference to Exhibit 10.16.2 to the Form S-1 filed on October 25, 2016).
10.11.3	Athene Holding Ltd. 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.3 to the Form S-1 filed on October 25, 2016).
10.11.4	Amendment No. 1 to 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.4 to the Form S-1 filed on October 25, 2016).
10.11.5	Athene Holding Ltd. 2016 Share Incentive Plan (incorporated by reference to Exhibit 10.16.5 to the Form S-1 filed on October 25, 2016).
10.11.6	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).
10.12	Form of Amended and Restated Restricted Share Award Agreement (Class M-1 common shares) (incorporated by reference to Exhibit 10.17 to the Form S-1 filed on October 25, 2016).
10.13	Form of Amended and Restated Restricted Share Award Agreement (Class M-2 common shares) (incorporated by reference to Exhibit 10.18 to the Form S-1 filed on October 25, 2016).
10.14	Form of Amended and Restated Restricted Share Award Agreement (Class M-3 common shares) (incorporated by reference to Exhibit 10.19 to the Form S-1 filed on October 25, 2016).
10.15	Form of Amended and Restated Restricted Share Award Agreement (Class M-4 common shares) (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on November 10, 2016).
10.16	Form of Amended and Restated Restricted Share Unit Award Agreement (similar to Class M-4 common shares) (incorporated by reference to Exhibit 10.21 to the Form S-1 filed on November 10, 2016).
10.17	Form of Amended and Restated Restricted Share Award Agreement (Class M-4 Prime common shares) (incorporated by reference to Exhibit 10.22 to the Form S-1 filed on November 10, 2016).
10.18	Form of Amended and Restated Restricted Share Unit Award Agreement (similar to Class M-4 Prime common shares) (incorporated by reference to Exhibit 10.23 to the Form S-1 filed on November 10, 2016).
10.19.1	Form of Amended and Restated Class A Share Award Agreement (Class A common shares issued at $13.46 per share) (incorporated by reference to Exhibit 10.24.1 to the Form S-1 filed on November 10, 2016).
10.19.2
Form of Amendment Letter to the Amended and Restated Class A Share Award Agreement (Class A common shares issued at $13.46 per share) (incorporated by reference to Exhibit 10.24.2 to the Form S-1 filed on November 10, 2016).

10.20.1	Form of Restricted Share Award Agreement (Class A common shares) (incorporated by reference to Exhibit 10.25.1 to the Form S-1 filed on November 10, 2016).
10.20.2	Form of Amendment Letter to the Restricted Share Award Agreement (Class A common shares) (incorporated by reference to Exhibit 10.25.2 to the Form S-1 filed on November 10, 2016).
10.21.1	Form of Class A Share Award Agreement (Class A common shares issued at fair market value) (incorporated by reference to Exhibit 10.26.1 to the Form S-1 filed on November 10, 2016).
10.21.2	Form of Amendment Letter to Class A Share Award Agreement (Class A common shares issued at fair market value) (incorporated by reference to Exhibit 10.26.2 to the Form S-1 filed on November 10, 2016).
10.22.1	Form of 2014 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Form S-1 filed on October 25, 2016).

Exhibit No.	Description
10.22.2
Form of 2016 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.26.2 to the Form 10-K filed on February 26, 2018).

10.22.3	Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement.
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

10.23.3	Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement.
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

10.24.3	Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement.
10.25.1	Form of Amended and Restated Restricted Share Award Agreement (2014 awards to certain non-employee directors) (incorporated by reference to Exhibit 10.30 to the Form S-1 filed on November 10, 2016).
10.25.2	Form of Restricted Share Award Agreement (2015 awards to certain non-employee directors) (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on November 10, 2016).
10.25.3	Form of Restricted Share Award Notice and Restricted Share Award Agreement (2019 awards to certain non-employee directors).
10.26.1	Form of 2016 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 26, 2018).
10.26.2	Form of 2019 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement.
10.27.1
Form of 2016 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on February 26, 2018).

10.27.2	Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement.
10.28	Form of Director Retention Letter (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 5, 2019).
10.29	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.33 to the Form S-1 filed on October 25, 2016).
10.30.1
Second Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC.

10.30.2
Third Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC, Apollo Royalties Management, LLC and Apollo Emerging Markets, LLC.

10.30.3
Third Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC.

10.31.1	Cooperation Agreement, dated as of January 1, 2018, between AGER Bermuda Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2018).
10.31.2	Amendment No. 1 to the Cooperation Agreement, dated as of January 7, 2020, between Athora Holding Ltd. and Athene Holding Ltd.
10.32.1
Reinsurance agreement (FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 3, 2018).

10.32.2	First Amendment to Reinsurance Agreement (FA Business), effective as of July 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company.
10.33.1
Modified coinsurance agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 3, 2018).

10.33.2	First Amendment to Modified Coinsurance Agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company.
10.34	Modified coinsurance agreement (FA Business), effective as of December 31, 2019, between Athene Annuity Re Ltd. and Venerable Insurance and Annuity Company.
10.35
Master Framework Agreement, dated as of September 11, 2019, by and between Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2019.

Exhibit No.	Description
10.36.1
Shareholders Agreement, dated as of October 1, 2019, by and among Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P. and Athene Life Re Ltd.

10.36.2
First Amendment to Shareholders Agreement, effective as of October 25, 2019, by and among Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P. and Athene Life Re Ltd.

10.36.3
Second Amendment to Shareholders Agreement, effective as of December 4, 2019, by and among Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P. and Athene Life Re Ltd.

10.37
Transaction Agreement, dated as of October 27, 2019, by and among Athene Holding Ltd., Apollo Global Management, Inc. and each Person identified on the signature page thereto as a member of the Apollo Operating Group.

10.38	Voting Agreement, dated as of October 27, 2019, by and among Apollo Management Holdings, L.P. and each Person identified on the signature pages thereto as an Other Shareholder.
10.39	Class M Letter Agreement, dated as of October 27, 2019, by and between Athene Holding Ltd. and James R. Belardi (with respect to shares held by Belardi 2018 GRAT).
10.40	Class M Letter Agreement, dated as of October 27, 2019, by and between Athene Holding Ltd. and James R. Belardi (with respect to shares held by Belardi 2019 GRAT).
10.41	Class M Letter Agreement, dated as of October 27, 2019, by and between Athene Holding Ltd. and William J. Wheeler.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP regarding Athene Holding Ltd. financial statements.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: February 20, 2020	/s/ Martin P. Klein
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	February 20, 2020
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Executive Vice President and Chief Financial Officer	February 20, 2020
Martin P. Klein	(Principal Financial Officer)

/s/ John A. Sondej	Senior Vice President and Controller	February 20, 2020
John A. Sondej	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 20, 2020
Marc Beilinson

/s/ Robert Borden	Director	February 20, 2020
Robert Borden

/s/ Mitra Hormozi	Director	February 20, 2020
Mitra Hormozi

/s/ Scott Kleinman	Director	February 20, 2020
Scott Kleinman

/s/ Brian Leach	Director	February 20, 2020
Brian Leach

	Director	February 20, 2020
Gernot Lohr

/s/ H. Carl McCall	Director	February 20, 2020
H. Carl McCall

Signatures	Title	Date

/s/ Matthew R. Michelini	Director	February 20, 2020
Matthew R. Michelini

/s/ Dr. Manfred Puffer	Director	February 20, 2020
Dr. Manfred Puffer

/s/ Marc Rowan	Director	February 20, 2020
Marc Rowan

/s/ Lawrence J. Ruisi	Director	February 20, 2020
Lawrence J. Ruisi

/s/ Hope Schefler Taitz	Director	February 20, 2020
Hope Schefler Taitz

/s/ Arthur Wrubel	Director	February 20, 2020
Arthur Wrubel

/s/ Fehmi Zeko	Director	February 20, 2020
Fehmi Zeko