Form 10-Q
period 2020-03-31
Athene Holding Ltd
filed 2020-05-08
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 3, 2020, 194,224,043 of our Class A common shares were outstanding.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•	the accuracy of management’s assumptions and estimates;

•	variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;

•	interest rate and/or foreign currency fluctuations;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	major public health issues, and specifically the pandemic caused by the effects of the spread of the Coronavirus Disease of 2019 (COVID-19);

•	changes in relationships with important parties in our product distribution network;

•	the activities of our competitors and our ability to grow our retail business in a highly competitive environment;

•	the impact of general economic conditions on our ability to sell our products and on the fair value of our investments;

•	our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	market and credit risks that could diminish the value of our investments;

•	changes to the creditworthiness of our reinsurance and derivative counterparties;

•	the discontinuation of London Inter-bank Offered Rate (LIBOR);

•	changes in consumer perception regarding the desirability of annuities as retirement savings products;

•	potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;

•	the impact of new accounting rules or changes to existing accounting rules on our business;

•	interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;

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

•
the failure to achieve the economic benefits expected to be derived from the Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) capital raise or future ACRA capital raises;

•	the failure of third-party ACRA investors to fund their capital commitment obligations; and

•
other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2019 Annual Report and those discussed elsewhere in this report and in our 2019 Annual Report.

We caution you that the important factors referenced above may not be exhaustive. In light of these risks, you should not place undue reliance upon any forward-looking statements contained in this report. Unless an earlier date is specified, the forward-looking statements included in this report are made only as of the date that this report was filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation, except as may be required by law, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group
(1) Apollo, (2) the AAA Investor, (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer or employee of AGM or its subsidiaries (6) any shareholder that has granted to AGM or any of its affiliates a valid proxy with respect to all of such shareholder’s Class A common shares pursuant to our bye-laws and (7) any affiliate of any of the foregoing (except that AHL or its subsidiaries are not members of the Apollo Group)

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
ISG	Apollo Insurance Solutions Group LP, formerly known as Athene Asset Management LLC
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
Voya	Voya Financial, Inc.
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio of ALRe, when applying the NAIC risk-based capital factors.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
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
Gross invested assets
The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated

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

Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2020	December 31, 2019
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2020 – $67,576 and 2019 – $67,479; allowance for credit losses: 2020 – $78)	$65,671	$71,374
Trading securities, at fair value (consolidated variable interest entities: 2020 – $14 and 2019 – $16)	1,979	2,070
Equity securities, at fair value	206	247
Mortgage loans (allowance for credit losses: 2020 – $394 and 2019 – $11; portion at fair value: 2020 – $26 and 2019 – $27)	14,395	14,306
Investment funds (portion at fair value: 2020 – $157 and 2019 – $154; consolidated variable interest entities: 2020 – $20 and 2019 – $19)	740	750
Policy loans	403	417
Funds withheld at interest (portion at fair value: 2020 – $(374) and 2019 – $801)	13,716	15,181
Derivative assets	1,610	2,888
Short-term investments (portion at fair value: 2020 – $393 and 2019 – $406)	583	596
Other investments (portion at fair value: 2020 – $98 and 2019 – $93)	172	158
Total investments	99,475	107,987
Cash and cash equivalents (consolidated variable interest entities: 2020 – $0 and 2019 – $3)	5,419	4,240
Restricted cash	564	402
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2020 – $4,004 and 2019 – $3,783)	3,546	3,804
Trading securities, at fair value	718	785
Equity securities, at fair value (consolidated variable interest entities: 2020 – $0 and 2019 – $6)	49	64
Mortgage loans (allowance for credit losses: 2020 – $30 and 2019 – $0)	623	653
Investment funds (portion at fair value: 2020 – $1,097 and 2019 – $819; consolidated variable interest entities: 2020 – $0 and 2019 – $664)	4,631	3,550
Funds withheld at interest (portion at fair value: 2020 – $(15) and 2019 – $594)	12,452	13,220
Other investments (allowance for credit losses: 2020 – $12)	475	487
Accrued investment income (related party: 2020 – $43 and 2019 – $27)	802	807
Reinsurance recoverable (portion at fair value: 2020 – $2,115 and 2019 – $1,821)	5,087	4,863
Deferred acquisition costs, deferred sales inducements and value of business acquired	6,392	5,008
Other assets (related party: 2020 – $361 and 2019 – $0; consolidated variable interest entities: 2020 – $19 and 2019 – $20)	1,946	1,005
Total assets	$142,179	$146,875
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	March 31, 2020	December 31, 2019
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2020 – $14,706 and 2019 – $15,285; portion at fair value: 2020 – $10,411 and 2019 – $11,992)	$101,911	$102,745
Future policy benefits (related party: 2020 – $1,313 and 2019 – $1,302; portion at fair value: 2020 – $2,259 and 2019 – $2,301)	23,741	23,330
Other policy claims and benefits (related party: 2020 – $18 and 2019 – $13)	145	138
Dividends payable to policyholders	112	113
Short-term debt	400	475
Long-term debt	986	992
Derivative liabilities	222	97
Payables for collateral on derivatives and securities to repurchase	2,883	3,255
Funds withheld liability (portion at fair value: 2020 – $24 and 2019 – $31)	396	408
Other liabilities (related party: 2020 – $61 and 2019 – $79)	853	1,181
Total liabilities	131,649	132,734
Commitments and Contingencies (Note 10)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2020 and 2019 – 425.0 shares; issued and outstanding: 2020 – 194.3 and 2019 – 143.2 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 325.0 shares; issued and outstanding: 2020 – 0.0 and 2019 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.1 shares; issued and outstanding: 2020 – 0.0 and 2019 – 3.3 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 5.0 shares; issued and outstanding: 2020 – 0.0 and 2019 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.5 shares; issued and outstanding: 2020 – 0.0 and 2019 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.5 shares; issued and outstanding: 2020 – 0.0 and 2019 – 4.0 shares	—	—
Additional paid-in capital	5,501	4,171
Retained earnings	5,613	6,939
Accumulated other comprehensive income (loss) (related party: 2020 – $(457) and 2019 – $17)	(1,174)	2,281
Total Athene Holding Ltd. shareholders’ equity	9,940	13,391
Noncontrolling interests	590	750
Total equity	10,530	14,141
Total liabilities and equity	$142,179	$146,875
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions, except per share data)	2020	2019
Revenues
Premiums (related party: 2020 – $69 and 2019 – $66)	$1,140	$2,000
Product charges (related party: 2020 – $16 and 2019 – $14)	140	125
Net investment income (related party investment income: 2020 – $(214) and 2019 – $199; consolidated variable interest entities: 2020 – $0 and 2019 – $16; and related party investment expense: 2020 – $128 and 2019 – $92)	745	1,082
Investment related gains (losses) (related party: 2020 – $(631) and 2019 – $321; and consolidated variable interest entities: 2020 – $1 and 2019 – $5)	(3,572)	1,776
Other revenues	(2)	12
Total revenues	(1,549)	4,995
Benefits and expenses
Interest sensitive contract benefits (related party: 2020 – $(97) and 2019 – $183)	(1,319)	1,516
Amortization of deferred sales inducements	10	5
Future policy and other policy benefits (related party: 2020 – $50 and 2019 – $106)	1,356	2,329
Amortization of deferred acquisition costs and value of business acquired	(413)	231
Dividends to policyholders	11	9
Policy and other operating expenses (related party: 2020 – $16 and 2019 – $8)	188	165
Total benefits and expenses	(167)	4,255
Income (loss) before income taxes	(1,382)	740
Income tax expense (benefit)	(166)	32
Net income (loss)	(1,216)	708
Less: Net loss attributable to noncontrolling interests	(169)	—
Net income (loss) attributable to Athene Holding Ltd. shareholders	(1,047)	708
Less: Preferred stock dividends	18	—
Net income (loss) available to Athene Holding Ltd. common shareholders	$(1,065)	$708

Earnings per share
Basic – Class A	$(5.81)	$3.65
Basic – Classes B, M-1, M-2, M-3 and M-4	(3.87)	3.65
Diluted – Class A	(5.81)	3.64
Diluted – Class B	(3.87)	3.65
Diluted – Class M-1	(3.87)	3.65
Diluted – Class M-2	(3.87)	3.65
Diluted – Class M-3	(3.87)	3.65
Diluted – Class M-4	(3.87)	3.15

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Net income (loss)	$(1,216)	$708
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(4,839)	1,477
Unrealized gains (losses) on hedging instruments	401	(8)
Foreign currency translation and other adjustments	9	—
Other comprehensive income (loss), before tax	(4,429)	1,469
Income tax expense (benefit) related to other comprehensive income (loss)	(797)	291
Other comprehensive income (loss)	(3,632)	1,178
Comprehensive income (loss)	(4,848)	1,886
Less: Comprehensive loss attributable to noncontrolling interests	(352)	—
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(4,496)	$1,886

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2018	$—	$—	$3,462	$5,286	$(472)	$8,276	$—	$8,276
Net income	—	—	—	708	—	708	—	708
Other comprehensive income	—	—	—	—	1,178	1,178	—	1,178
Issuance of common shares, net of expenses	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	5	—	—	5	—	5
Retirement or repurchase of shares	—	—	(20)	(31)	—	(51)	—	(51)
Balance at March 31, 2019	$—	$—	$3,448	$5,963	$706	$10,117	$—	$10,117

Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standard	—	—	—	(117)	(6)	(123)	(2)	(125)
Net loss	—	—	—	(1,047)	—	(1,047)	(169)	(1,216)
Other comprehensive loss	—	—	—	—	(3,449)	(3,449)	(183)	(3,632)
Issuance of common shares, net of expenses	—	—	1,509	—	—	1,509	—	1,509
Stock-based compensation	—	—	5	—	—	5	—	5
Retirement or repurchase of shares	—	—	(184)	(144)		(328)		(328)
Preferred stock dividends	—	—	—	(18)	—	(18)	—	(18)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at March 31, 2020	$—	$—	$5,501	$5,613	$(1,174)	$9,940	$590	$10,530

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,216)	$708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	(413)	231
Amortization of deferred sales inducements	10	5
Accretion of net investment premiums, discounts and other	(62)	(33)
Net investment (income) loss (related party: 2020 – $362 and 2019 – $18)	343	25
Net recognized (gains) losses on investments and derivatives (related party: 2020 – $158 and 2019 – $(5); consolidated variable interest entities: 2020 – $0 and 2019 – $(6))	2,144	(950)
Policy acquisition costs deferred	(112)	(173)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2020 – $(16) and 2019 – $3)	5	(69)
Interest sensitive contract liabilities (related party: 2020 – $(81) and 2019 – $167)	(1,282)	1,403
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2020 – $59 and 2019 – $95)	186	653
Funds withheld assets and liabilities (related party: 2020 – $422 and 2019 – $(500))	1,426	(1,011)
Other assets and liabilities	(258)	220
Net cash provided by operating activities	771	1,009
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2020 – $205 and 2019 – $50; consolidated variable interest entities: 2020 – $3 and 2019 – $0)	4,541	2,231
Trading securities (related party: 2020 – $17 and 2019 – $1; consolidated variable interest entities: 2020 – $0 and 2019 – $1)	48	32
Equity securities (related party: 2020 – $2 and 2019 – $50; consolidated variable interest entities: 2020 – $0 and 2019 – $50)	2	60
Mortgage loans	898	354
Investment funds (related party: 2020 – $65 and 2019 – $87; consolidated variable interest entities: 2020 – $0 and 2019 – $2)	111	133
Derivative instruments and other invested assets	475	256
Short-term investments	139	104
Purchases of:
Available-for-sale securities (related party: 2020 – $(425) and 2019 – $(280))	(4,226)	(4,470)
Trading securities (related party: 2020 – $(77) and 2019 – $(3))	(77)	(284)
Equity securities (related party: 2020 – $(3) and 2019 – $(177))	(3)	(205)
Mortgage loans	(1,365)	(1,049)
Investment funds (related party: 2020 – $(358) and 2019 – $(152))	(375)	(185)
Derivative instruments and other invested assets	(305)	(287)
Short-term investments	(125)	(67)
Deconsolidation of previously consolidated variable interest entities	(3)	—
Other investing activities, net	(113)	601
Net cash used in investing activities	(378)	(2,776)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2020	2019
Cash flows from financing activities
Issuance of common stock	$350	$—
Repayment of short-term debt	(75)	—
Deposits on investment-type policies and contracts (related party: 2020 – $18 and 2019 – $101)	2,838	2,793
Withdrawals on investment-type policies and contracts (related party: 2020 – $(135) and 2019 – $(106))	(1,633)	(1,638)
Payments for coinsurance agreements on investment-type contracts, net	(6)	(25)
Capital contributions from noncontrolling interests	240	—
Capital distributions to noncontrolling interests	(46)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(372)	812
Preferred stock dividends	(18)	—
Repurchase of common stock	(328)	(51)
Other financing activities, net	20	(9)
Net cash provided by financing activities	970	1,882
Effect of exchange rate changes on cash and cash equivalents	(22)	—
Net increase in cash and cash equivalents	1,341	115
Cash and cash equivalents at beginning of year[1]	4,642	3,405
Cash and cash equivalents at end of period[1]	$5,983	$3,520

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2020 – $72 and 2019 – $45)	$131	$208
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2020 – $418 and 2019 – $429)	923	888
Investments received from settlements on reinsurance agreements	—	12
Investments received from pension risk transfer premiums	627	1,363
Related party investments received in exchange for the issuance of Class A common shares	1,147	—

[1] Includes cash and cash equivalents and restricted cash.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading retirement services company that issues, reinsures and acquires retirement savings products in all United States (U.S.) states and the District of Columbia, and the United Kingdom (UK).

We conduct business primarily through the following consolidated subsidiaries:

•
Our non-U.S. reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company, and Athene Life Re International Ltd. (ALReI); and

•	Athene USA Corporation, an Iowa corporation (together with its subsidiaries, Athene USA).

In addition, we consolidate certain variable interest entities (VIEs), for which we determined we are the primary beneficiary.

Consolidation and Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year, particularly in light of the material risks and uncertainties surrounding the spread of the Coronavirus Disease of 2019 (COVID-19), which has resulted in significant volatility in the financial markets.

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The preparation of financial statements requires the use of management estimates. Our estimates may vary as more information about the extent to which COVID-19 and the resulting impact on economic conditions and the financial markets become known. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

VIE Deconsolidation – During the first quarter 2020, as a result of the Apollo Global Management, Inc. (AGM and, together with its subsidiaries, Apollo) share transaction discussed further in Note 9 – Related Parties, we reassessed the consolidation conclusions for the following VIEs which are managed by Apollo affiliates:

•	AAA Investments (Co-Invest VI), L.P. (CoInvest VI);

•	AAA Investments (Co-Invest VII), L.P. (CoInvest VII);

•	AAA Investments (Other), L.P. (CoInvest Other);

•	Entities included under our agreement to purchase funds managed by Apollo entities (Strategic Partnership).

Following the share transaction we determined that we are no longer the primary beneficiary of these entities, as a result of Apollo receiving significant economics of these entities through their increased economic ownership in the Company. We did not recognize a gain or loss upon deconsolidation, as the deconsolidated VIEs accounted for their assets and liabilities at fair value. As of March 31, 2020, the deconsolidated VIEs are included at net asset value (NAV) in related party investment funds on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies

The following accounting policies have been updated for the adoption of Accounting Standards Update (ASU) 2016-13 and related ASUs, and apply for reporting periods beginning January 1, 2020.

Investments

Purchased Credit Deteriorated (PCD) Investments – We purchase certain structured securities, primarily residential mortgage backed securities (RMBS), and re-performing mortgage loans having experienced a more-than-insignificant deterioration in credit quality since their origination which upon our assessment have been determined to meet the definition of PCD investments. Additionally, structured securities classified as beneficial interests follow the initial measurement guidance for PCD investments if there is a significant difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The initial allowance for credit losses for PCD investments is recorded through a gross-up adjustment to the initial amortized cost. For mortgage loans, the initial allowance is determined using the methodology described in the Credit Losses – Assets Held at Amortized Cost and Off-Balance Sheet Credit Exposures section. For structured securities classified as beneficial interests, the initial allowance is calculated as the present value of the difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The non-credit purchase discount or premium is amortized into investment income using the effective interest method. The credit discount, represented by the allowance for expected credit losses, is remeasured each period following the policies for measuring credit losses described in the Credit Losses – Assets Held at Amortized Cost and Off-Balance Sheet Credit Exposures and Credit Losses – Available-for-Sale Securities sections below.

Credit Losses – Assets Held at Amortized Cost and Off-Balance Sheet Credit Exposures – We establish an allowance for expected credit losses at the time of purchase for assets held at amortized cost, which primarily includes our residential and commercial mortgage loan portfolios, but also includes certain other loans and reinsurance assets. The allowance for expected credit losses represents the portion of the asset's amortized cost basis that we do not expect to collect due to credit losses over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions or macroeconomic forecasts. We use a quantitative probability of default and loss given default methodology to develop our estimate of expected credit loss. We develop the estimate on a collective basis factoring in the risk characteristics of the assets in the portfolio. If an asset does not share similar risk characteristics with other assets, the asset is individually assessed.

Allowance estimates are highly dependent on expectations of future economic conditions and macroeconomic forecasts, which involve significant judgment and subjectivity. We use quantitative modeling to develop the allowance for expected credit losses. Key inputs into the model include data pertaining to the characteristics of the assets, historical losses and current market conditions. Additionally, the model incorporates management’s expectations around future economic conditions and macroeconomic forecasts over a reasonable and supportable forecast period, after which the model reverts to historical averages. These inputs, the reasonable and supportable forecast period, and reversion to historical average technique are subject to a formal governance and review process by management. Additionally, management considers qualitative adjustments to the model output to the extent that any relevant information regarding the collectability of the asset is available and not already considered in the quantitative model. If we determine that a financial asset has become collateral dependent, which we determine to be when foreclosure is probable, the allowance is measured as the difference between amortized cost and the fair value of the collateral, less any expected costs to sell.

The initial allowance for invested assets held at amortized cost other than for PCD investments, and subsequent changes in the allowance including PCD investments, are recorded through a charge to credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss). Credit loss expense for reinsurance assets held at amortized cost is recorded through policy and other operating expenses on the condensed consolidated statements of income (loss).

We limit accrued interest income on loans to 90 days of interest. Once a loan becomes 90 days past due, the loan is put on non-accrual status and any accrued interest is written off. Once a loan is on non-accrual status, we first apply any payments received to the principal of the loan, and once the principal is repaid, we include amounts received in net investment income. We have elected to present accrued interest receivable separately in accrued investment income on the condensed consolidated balance sheets. We have also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance given our policy to write off such balances in a timely manner. Any write-off of accrued interest is recorded through a reversal of net investment income on the condensed consolidated statements of income (loss).

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

We also have certain off-balance sheet credit exposures for which we establish a liability for expected future credit losses. These exposures primarily relate to commitments to fund commercial or residential mortgage loans that are not unconditionally cancelable. The methodology for estimating the liability for these credit exposures is consistent with that described above, with the additional consideration pertaining to the probability of funding. At the time the commitment expires or is funded, the liability is reversed and an allowance for expected credit losses is established, as applicable. The liability for off-balance sheet credit exposures is included in other liabilities on the condensed consolidated balance sheets. The establishment of the initial liability and all subsequent changes are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit Losses – Available-for-Sale Securities – We evaluate available-for-sale (AFS) securities with a fair value that has declined below amortized cost to determine how the decline in fair value should be recognized. If we determine, based on the facts and circumstances related to the specific security, that we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, any existing allowance for credit losses is reversed and the amortized cost of the security is written down to fair value. If neither of these conditions exist, we evaluate whether the decline in fair value has resulted from a credit loss or other factors.

For non-structured AFS securities, we qualitatively consider relevant facts and circumstances in evaluating whether a decline below fair value is credit-related. Relevant facts and circumstances include but are not limited to: (1) the extent to which the fair value is less than amortized cost; (2) changes in agency credit ratings, (3) adverse conditions related to the security’s industry or geographical area, (4) failure to make scheduled payments, and (5) other known changes in the financial condition of the issuer or quality of any underlying collateral or credit enhancements. For structured AFS securities meeting the definition of beneficial interests, the qualitative assessment is bypassed, and any securities having experienced a decline in fair value below amortized cost move directly to a quantitative analysis.

If upon completion of this analysis it is determined that a potential credit loss exists, an allowance for expected credit losses is established equal to the amount by which the present value of expected cash flows is less than amortized cost, limited by the amount by which fair value is less than amortized cost. A non-structured security’s cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security-specific facts and circumstances including timing, security interests and loss severity. A structured security’s cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. The expected cash flows are discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete a structured security. For securities with a contractual interest rate that varies based on changes in an independent factor, such as an index or rate, the effective interest rate is calculated based on the factor as it changes over the life of the security. Inherently under the discounted cash flow model, both the timing and amount of cash flows affect the measurement of the allowance for expected credit losses.

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, are recorded through a charge to credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss). All changes in the allowance for expected credit losses are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

We have elected to present accrued interest receivable separately in accrued investment income on the condensed consolidated balance sheets. We have also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as we have a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the condensed consolidated statements of income (loss).

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

Adopted Accounting Pronouncements

Financial Instruments – Credit Losses (ASU 2019-05, ASU 2019-04, ASU 2018-19 and ASU 2016-13)
This update limits the number of credit impairment models used for different assets and results in accelerated credit loss recognition on assets held at amortized cost, which primarily includes our commercial and residential mortgage loans, but also includes certain other loans and reinsurance assets. The identification of PCD financial assets includes all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, changes in the expected cash flows of purchased credit-deteriorated financial assets are recognized immediately in the income statement. AFS securities are not in scope of the new credit loss model, but were subject to targeted improvements including the establishment of a valuation allowance for credit losses versus the previous direct write down approach. We adopted this update effective January 1, 2020 with a cumulative-effect adjustment that decreased retained earnings by $117 million net of tax and offsetting impacts to DAC, DSI, VOBA and the SOP 03-1 reserve. The adjustment to retained earnings primarily relates to the establishment of an allowance on our commercial mortgage loan portfolio, which represented approximately 1.59% of the amortized cost of the portfolio, but also includes immaterial impacts relating to other assets in scope, including residential mortgage loans, funds withheld at interest, and reinsurance recoverable.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, the update requires investments previously considered purchased credit impaired (PCI), which includes certain of our residential mortgage loans and RMBS to become subject to a modified PCD framework at the transition date. Any required allowance at transition for these assets is to be recorded through a gross-up of the amortized cost, rather than a charge to retained earnings. Additionally, under the AFS impairment model, the recording of an allowance is prohibited in instances where fair value exceeds amortized cost as such securities are not considered impaired under the AFS impairment model. Therefore, no allowance was recorded at transition for PCI RMBS that were in an unrealized gain position. The transition increase of amortized cost and corresponding valuation allowance for residential mortgage loans and RMBS was $36 million and $17 million, respectively.

Collaborative Arrangements (ASU 2018-18)
The amendments in this update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, providing comparability in the presentation of revenue for certain transactions. We adopted this update effective January 1, 2020. This update did not have a material effect on our consolidated financial statements.

Consolidation (ASU 2018-17)
The amendments in this update expand certain discussions in the VIE guidance, including considerations necessary for determining when a decision-making fee is a variable interest. We adopted this update effective January 1, 2020. The adoption of this update did not have a material effect on our consolidated financial statements.

Cloud Computing Arrangements (ASU 2018-15)
The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing service arrangement with the requirements for capitalizing implementation costs incurred for internal-use software. We adopted this update on a prospective basis effective January 1, 2020. This update did not have a material effect on our consolidated financial statements.

Fair Value Measurement – Disclosure Requirements (ASU 2018-13)
The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. On October 1, 2018, we early adopted the removal and modification of certain disclosures as permitted. The additional disclosures in the update were adopted effective January 1, 2020. The adoption of this update did not have a material effect on our consolidated financial statements.

Intangibles – Simplifying the Test for Goodwill Impairment (ASU 2017-04)
The amendments in this update simplify the subsequent measurement of goodwill by eliminating the comparison of the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill to determine the goodwill impairment loss. With the adoption of this guidance, a goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill allocated to that reporting unit. Entities continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. We do not have material goodwill and adopted this update on a prospective basis effective January 1, 2020. The adoption of this update did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2019-09, ASU 2018-12)
These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts.

•
The update requires cash flow assumptions used to measure the liability for future policy benefits to be updated at least annually and no longer allows a provision for adverse deviation. The remeasurement of the liability associated with the update of assumptions is required to be recognized in net income. Loss recognition testing is eliminated for traditional and limited-payment contracts. The update also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting date. The change in liability due to changes in the discount rate is to be recognized in other comprehensive income.

•
The update simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.

•
The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are the guaranteed lifetime withdrawal benefits (GLWB) and guaranteed minimum death benefit (GMDB) riders attached to our annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in other comprehensive income.

•
The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

The amendments in ASU 2018-12 were originally intended to become effective January 1, 2021; however, with the issuance of ASU 2019-09, we will not be required to adopt the amendments until January 1, 2022. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes – Simplifying the Accounting for Income Taxes (ASU 2019-12)
The amendments in this update simplify the accounting for income taxes by eliminating certain exceptions to the tax accounting guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to foreign investment ownership changes. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. We will be required to adopt this update January 1, 2021 and apply certain aspects of the update retrospectively while other aspects will be applied on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), RMBS and redeemable preferred stock. Our AFS investment portfolio includes related party investments that are primarily a result of investments over which Apollo can exercise significant influence. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	March 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$37	$—	$3	$—	$40
U.S. state, municipal and political subdivisions	815	—	102	(8)	909
Foreign governments	278	—	14	(1)	291
Corporate	44,315	(15)	2,138	(1,970)	44,468
CLO	8,057	—	4	(1,420)	6,641
ABS	4,970	(5)	32	(434)	4,563
CMBS	2,431	(4)	65	(201)	2,291
RMBS	6,673	(54)	116	(267)	6,468
Total AFS securities	67,576	(78)	2,474	(4,301)	65,671
AFS securities – related party
Corporate	18	—	1	—	19
CLO	1,226	—	—	(186)	1,040
ABS	2,760	—	1	(274)	2,487
Total AFS securities – related party	4,004	—	2	(460)	3,546
Total AFS securities including related party	$71,580	$(78)	$2,476	$(4,761)	$69,217

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents the amortized cost, gross unrealized gains and losses, fair value and other than temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) of our AFS investments by asset type:

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
U.S. government and agencies	$35	$1	$—	$36	$—
U.S. state, municipal and political subdivisions	1,322	220	(1)	1,541	—
Foreign governments	298	29	—	327	—
Corporate	44,106	3,332	(210)	47,228	1
CLO	7,524	21	(196)	7,349	—
ABS	5,018	124	(24)	5,118	4
CMBS	2,304	104	(8)	2,400	1
RMBS	6,872	513	(10)	7,375	19
Total AFS securities	67,479	4,344	(449)	71,374	25
AFS securities – related party
Corporate	18	1	—	19	—
CLO	951	3	(18)	936	—
ABS	2,814	37	(2)	2,849	—
Total AFS securities – related party	3,783	41	(20)	3,804	—
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	$25

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	March 31, 2020
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,070	$1,064
Due after one year through five years	9,168	9,050
Due after five years through ten years	11,040	10,823
Due after ten years	24,167	24,771
CLO, ABS, CMBS and RMBS	22,131	19,963
Total AFS securities	67,576	65,671
AFS securities – related party
Due after one year through five years	18	19
CLO and ABS	3,986	3,527
Total AFS securities – related party	4,004	3,546
Total AFS securities including related party	$71,580	$69,217

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. state, municipal and political subdivisions	$157	$(7)	$10	$(1)	$167	$(8)
Foreign governments	43	(1)	—	—	43	(1)
Corporate	15,956	(1,842)	335	(127)	16,291	(1,969)
CLO	3,996	(751)	2,436	(637)	6,432	(1,388)
ABS	3,255	(395)	108	(24)	3,363	(419)
CMBS	1,082	(183)	36	(5)	1,118	(188)
RMBS	2,856	(176)	30	(4)	2,886	(180)
Total AFS securities	27,345	(3,355)	2,955	(798)	30,300	(4,153)
AFS securities – related party
Corporate	3	—	—	—	3	—
CLO	887	(144)	153	(42)	1,040	(186)
ABS	2,389	(274)	—	—	2,389	(274)
Total AFS securities – related party	3,279	(418)	153	(42)	3,432	(460)
Total AFS securities including related party	$30,624	$(3,773)	$3,108	$(840)	$33,732	$(4,613)

The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by asset type and length of time the fair value has remained below amortized cost:

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

As of March 31, 2020, we held 4,327 AFS securities that were in an unrealized loss position. Of this total, 346 were in an unrealized loss position 12 months or more. As of March 31, 2020, we held 104 related party AFS securities that were in an unrealized loss position. Of this total, eight were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2020
		Additions			Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Additions for previously impaired securities	Securities sold during the period	Ending Balance
AFS securities
Corporate	$—	$15	$—	$—	$—	$15
ABS	—	5	—	—	—	5
CMBS	—	4	—	—	—	4
RMBS	17	35	1	2	(1)	54
Total AFS securities	$17	$59	$1	$2	$(1)	$78

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2020	2019
AFS securities	$837	$753
Trading securities	48	42
Equity securities	4	3
Mortgage loans	186	151
Investment funds	(278)	26
Funds withheld at interest	41	163
Other	37	39
Investment revenue	875	1,177
Investment expenses	(130)	(95)
Net investment income	$745	$1,082

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2020	2019
AFS securities
Gross realized gains on investment activity	$164	$17
Gross realized losses on investment activity	(134)	(13)
Net realized investment gains on AFS securities	30	4
Net recognized investment gains (losses) on trading securities	(223)	56
Net recognized investment gains (losses) on equity securities	(50)	18
Derivative gains (losses)	(3,019)	1,692
Provision for credit losses	(284)	—
Other gains (losses)	(26)	6
Investment related gains (losses)	$(3,572)	$1,776

Proceeds from sales of AFS securities were $1,807 million and $1,253 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended March 31,
(In millions)	2020	2019
Trading securities	$(73)	$71
Trading securities – related party	(109)	(2)
Equity securities	(37)	18
Equity securities – related party	—	3

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Financial Assets with Credit Deterioration—During the three months ended March 31, 2020, we purchased PCD investments with the following amounts at the time of purchase:

(In millions)	Fixed maturity securities	Mortgage loans
Purchase price	$14	$—
Allowance for credit losses at acquisition	1	—
Discount (premiums) attributable to other factors	1	—
Par value	$16	$—

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	March 31, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Payables for repurchase agreements[1]	$—	$—	$293	$1,001	$1,294

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	December 31, 2019
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Payables for repurchase agreements[1]	$—	$102	$200	$210	$512

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2020		December 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities – Corporate	$1,328	$1,435	$498	$534
Total securities pledged under repurchase agreements	$1,328	$1,435	$498	$534

Reverse Repurchase Agreements—Reverse repurchase agreements represent the purchase of investments from a seller with the agreement that the investments will be repurchased by the seller at a specified price and date or within a specified period of time. The investments purchased, which represent collateral on a secured lending arrangement, are not reflected in our condensed consolidated balance sheets; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement. As of March 31, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements were $190 million and collateral backing the agreement was $616 million and $630 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	March 31, 2020	December 31, 2019
Commercial mortgage loans	$11,281	$10,422
Commercial mortgage loans under development	140	93
Total commercial mortgage loans	11,421	10,515
Allowance for credit losses on commercial mortgage loans	(343)	(10)
Commercial mortgage loans, net of allowances	11,078	10,505
Residential mortgage loans	4,021	4,455
Allowance for credit losses on residential mortgage loans	(81)	(1)
Residential mortgage loans, net of allowances	3,940	4,454
Mortgage loans, net of allowances	$15,018	$14,959

We primarily invest in commercial mortgage loans on income producing properties including office and retail buildings, apartments, hotels and industrial properties. We diversify the commercial mortgage loan portfolio by geographic region and property type to reduce concentration risk. We evaluate mortgage loans based on relevant current information to confirm if properties are performing at a consistent and acceptable level to secure the related debt.

The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	March 31, 2020		December 31, 2019
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$3,465	31.2%	$2,899	27.6%
Retail	2,117	19.1%	2,182	20.8%
Apartment	2,333	21.1%	2,142	20.4%
Hotels	1,062	9.6%	1,104	10.5%
Industrial	1,402	12.7%	1,448	13.8%
Other commercial	699	6.3%	730	6.9%
Total commercial mortgage loans	$11,078	100.0%	$10,505	100.0%

U.S. Region
East North Central	$1,200	10.8%	$1,036	9.9%
East South Central	422	3.8%	428	4.1%
Middle Atlantic	2,953	26.6%	2,580	24.6%
Mountain	508	4.6%	528	5.0%
New England	336	3.0%	340	3.2%
Pacific	2,559	23.1%	2,502	23.8%
South Atlantic	1,980	17.9%	1,920	18.3%
West North Central	140	1.3%	146	1.4%
West South Central	770	7.0%	791	7.5%
Total U.S. Region	10,868	98.1%	10,271	97.8%
International Region	210	1.9%	234	2.2%
Total commercial mortgage loans	$11,078	100.0%	$10,505	100.0%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2020	December 31, 2019
U.S. States
California	26.5%	27.0%
Florida	13.5%	12.7%
Texas	5.3%	6.2%
Other[1]	41.3%	41.7%
Total U.S. residential mortgage loan percentage	86.6%	87.6%
International – Ireland	13.4%	12.4%
Total residential mortgage loan percentage	100.0%	100.0%

[1]Represents all other states, with each individual state comprising less than 5% of the portfolio.

Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans is summarized as follows:

	Three months ended March 31, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Related Party Other Investments	Total
Beginning balance	$10	$1	$—	$11
Adoption of accounting standard	167	43	11	221
Provision for expected credit losses	166	37	1	204
Ending balance	$343	$81	$12	$436

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of March 31, 2020, our reasonable and supportable forecast period ranged from 3 months – 1 year, after which, we revert to the 30-year or greater historical average over a period of up to 9 months and then continue at those averages through the contractual life of the loan.

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, rent growth, capitalization rates, and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of March 31, 2020, our reasonable and supportable forecast period ranged from 3 months – 2 years, after which, we revert to the 30-year or greater historical average over a period of up to 10 years.

Related party other investments – The allowance model for the loans included in related party other investments derives an estimate based on historical loss data available for similarly rated unsecured corporate debt obligations, while also incorporating management’s expectations around prepayment.

Credit Quality Indicators

Residential mortgage loans – The underwriting process for our residential mortgage loans includes an evaluation of relevant credit information including past loan performance, credit scores, loan-to-value and other relevant information. Subsequent to purchase or origination, we closely monitor economic conditions and loan performance to manage and evaluate our exposure to credit risk in our residential mortgage loan portfolio. The primary credit quality indicator monitored for residential mortgage loans is loan performance. Nonperforming residential mortgage loans are 90 days or more past due and/or are in non-accrual status.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio by origination year and performance status:

	March 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$38	$998	$2,042	$547	$151	$9	$3,785
30 to 59 days past due	—	47	36	32	15	1	131
60 to 89 days past due	—	7	11	8	4	—	30
Over 90 days past due	—	9	17	32	15	2	75
Total residential mortgages	$38	$1,061	$2,106	$619	$185	$12	$4,021

As of December 31, 2019, $67 million of our residential mortgage loans were nonperforming.

The following represents our residential loan portfolio in non-accrual status:

(In millions)	March 31, 2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$67
Ending amortized cost of residential mortgage loans in non-accrual status	75
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	6

During the three months ended March 31, 2020, we recognized $1 million of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	March 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,103	$4,537	$2,846	$1,050	$160	$1,725	$11,421

As of December 31, 2019, none of our commercial loans were 30 days or more past due.

The following represents our commercial mortgage loan portfolio in non-accrual status:

(In millions)	March 31, 2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	40
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—

During the three months ended March 31, 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. Loan-to-value information is updated annually as part of the re-underwriting process supporting the NAIC risk based capital rating criteria. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, by origination year:

	March 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$149	$760	$207	$147	$74	$1,351	$2,688
50% to 60%	143	1,128	786	332	40	172	2,601
61% to 70%	441	2,023	1,481	476	46	108	4,575
71% to 80%	342	599	287	95	—	54	1,377
81% to 100%	—	—	—	—	—	40	40
Commercial mortgage loans	$1,075	$4,510	$2,761	$1,050	$160	$1,725	$11,281

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	December 31, 2019
Less than 50%	$2,640
50% to 60%	2,486
61% to 70%	4,093
71% to 80%	1,162
81% to 100%	31
Commercial mortgage loans	$10,412

The debt service coverage ratio is expressed as a percentage of a property’s net operating income to its debt service payments. A debt service ratio of less than 1.0 indicates a property’s operations do not generate enough income to cover debt payments. Debt service coverage ratios are updated as more recent financial statements become available, at least annually or as frequently as quarterly in some cases. The following represents the debt service coverage ratio of the commercial mortgage loan portfolio, excluding those under development, by origination year:

	March 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$860	$3,661	$2,703	$974	$160	$1,599	$9,957
1.00x – 1.20x	149	849	58	53	—	114	1,223
Less than 1.00x	66	—	—	23	—	12	101
Commercial mortgage loans	$1,075	$4,510	$2,761	$1,050	$160	$1,725	$11,281

The following represents the debt service coverage ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances:

(In millions)	December 31, 2019
Greater than 1.20x	$9,212
1.00x – 1.20x	1,166
Less than 1.00x	34
Commercial mortgage loans	$10,412

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

The following summarizes our investment funds, including related party:

	March 31, 2020		December 31, 2019
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$284	38.4%	$277	36.9%
Credit funds	122	16.5%	153	20.4%
Private equity	244	33.0%	236	31.5%
Real assets	89	12.0%	83	11.1%
Natural resources	1	0.1%	1	0.1%
Total investment funds	740	100.0%	750	100.0%
Investment funds – related parties
Differentiated investments
MidCap FinCo Designated Activity Company (MidCap)[1]	508	11.0%	547	15.4%
AmeriHome Mortgage Company, LLC (AmeriHome)[1]	508	11.0%	487	13.7%
Catalina Holdings Ltd. (Catalina)	296	6.4%	271	7.6%
Athora Holding Ltd. (Athora)[1]	130	2.8%	132	3.7%
Venerable Holdings, Inc. (Venerable)[1]	110	2.4%	99	2.8%
Other	281	6.1%	222	6.3%
Total differentiated investments	1,833	39.7%	1,758	49.5%
Real estate	775	16.7%	853	24.0%
Credit funds	446	9.6%	370	10.4%
Private equity	227	4.9%	105	3.0%
Real assets	256	5.5%	182	5.1%
Natural resources	200	4.3%	163	4.6%
Public equities	44	1.0%	119	3.4%
Investment in Apollo[1]	850	18.3%	—	—%
Total investment funds – related parties	4,631	100.0%	3,550	100.0%
Total investment funds including related party	$5,371		$4,300

[1] See further discussion on MidCap, AmeriHome, Athora, Venerable and our investment in Apollo in Note 9 – Related Parties.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2020		December 31, 2019
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$740	$1,232	$750	$1,265
Investment in related parties – investment funds	4,631	6,724	3,550	5,955
Investment in fixed maturity securities	20,380	22,548	22,694	22,170
Investment in related parties – fixed maturity securities	4,245	5,177	4,570	4,878
Investment in related parties – equity securities	49	49	58	58
Total non-consolidated investments	$30,045	$35,730	$31,622	$34,326

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 4 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	3,226	$519	$58	3,158	$113	$56
Foreign currency forwards	801	6	2	717	1	9
Foreign currency forwards on net investments	136	4	—	139	—	2
Total derivatives designated as hedges		529	60		114	67
Derivatives not designated as hedges
Equity options	48,654	999	11	49,549	2,746	5
Futures	7	19	7	8	10	1
Total return swaps	124	—	25	106	6	—
Foreign currency swaps	11	2	—	35	2	1
Interest rate swaps	776	9	88	776	3	4
Credit default swaps	10	—	7	10	—	3
Foreign currency forwards	3,230	52	24	1,924	7	16
Embedded derivatives
Funds withheld including related party		(389)	24		1,395	31
Interest sensitive contract liabilities		—	9,089		—	10,942
Total derivatives not designated as hedges		692	9,275		4,169	11,003
Total derivatives		$1,221	$9,335		$4,283	$11,070

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2050. During the three months ended March 31, 2020 and 2019, we had foreign currency swap gains of $401 million and losses of $8 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the three months ended March 31, 2020 and 2019. As of March 31, 2020, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards are designated and accounted for as fair value hedges. As of March 31, 2020 and December 31, 2019, the carrying amount of the hedged AFS securities was $659 million and $456 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities included losses of $8 million and gains of $1 million, respectively. The gains and losses on derivatives and the related hedged items in fair value hedge relationships are recorded in investment related gains (losses) on the condensed consolidated statements of income (loss). During the three months ended March 31, 2020 and 2019, the derivatives had gains of $12 million and $3 million, respectively, and the related hedged items had losses of $8 million and $3 million, respectively.

Foreign currency forwards on net investments – We have foreign currency forwards designated as net investment hedges. These forwards hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the U.S. dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2020, these derivatives had gains of $13 million, which are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2020 and December 31, 2019, the cumulative foreign currency translation recorded in AOCI related to these net investment hedges were gains of $11 million and losses of $2 million, respectively. During the three months ended March 31, 2020, there were no amounts deemed ineffective.
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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2020	2019
Equity options	$(1,581)	$849
Futures	16	(11)
Swaps	(75)	18
Foreign currency forwards	67	6
Embedded derivatives on funds withheld	(1,446)	830
Amounts recognized in investment related gains (losses)	(3,019)	1,692
Embedded derivatives in indexed annuity products[1]	1,177	(1,017)
Total gains (losses) on derivatives not designated as hedges	$(1,842)	$675

[1] Included in interest sensitive contract benefits on the condensed consolidated statements of income (loss).

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2020
Derivative assets	$1,610	$(64)	$(1,589)	$(43)	$(170)	$(213)
Derivative liabilities	(222)	64	15	(143)	—	(143)

December 31, 2019
Derivative assets	$2,888	$(67)	$(2,743)	$78	$(145)	$(67)
Derivative liabilities	(97)	67	31	1	—	1

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$40	$—	$40	$—	$—
U.S. state, municipal and political subdivisions	909	—	—	872	37
Foreign governments	291	—	—	291	—
Corporate	44,468	—	—	43,235	1,233
CLO	6,641	—	—	6,519	122
ABS	4,563	—	—	3,646	917
CMBS	2,291	—	—	2,246	45
RMBS	6,468	—	—	6,426	42
Total AFS securities	65,671	—	40	63,235	2,396
Trading securities
U.S. government and agencies	11	—	8	3	—
U.S. state, municipal and political subdivisions	112	—	—	112	—
Corporate	1,425	—	—	1,393	32
CLO	3	—	—	—	3
ABS	94	—	—	80	14
CMBS	51	—	—	51	—
RMBS	283	—	—	213	70
Total trading securities	1,979	—	8	1,852	119
Equity securities	206	—	23	176	7
Mortgage loans	26	—	—	—	26
Investment funds	157	136	—	—	21
Funds withheld at interest – embedded derivative	(374)	—	—	—	(374)
Derivative assets	1,610	—	19	1,591	—
Short-term investments	393	—	42	284	67
Other investments	98	—	—	98	—
Cash and cash equivalents	5,419	—	5,419	—	—
Restricted cash	564	—	564	—	—
Investments in related parties
AFS securities
Corporate	19	—	—	19	—
CLO	1,040	—	—	1,040	—
ABS	2,487	—	—	600	1,887
Total AFS securities – related party	3,546	—	—	1,659	1,887
Trading securities
CLO	42	—	—	10	32
ABS	676	—	—	—	676
Total trading securities – related party	718	—	—	10	708
Equity securities	49	—	—	—	49
Investment funds	1,097	118	—	—	979
Funds withheld at interest – embedded derivative	(15)	—	—	—	(15)
Reinsurance recoverable	2,115	—	—	—	2,115
Total assets measured at fair value	$83,259	$254	$6,115	$68,905	$7,985
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	March 31, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$9,089	$—	$—	$—	$9,089
Universal life benefits	1,322	—	—	—	1,322
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,481	—	—	—	1,481
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	778	—	—	—	778
Derivative liabilities	222	—	7	208	7
Funds withheld liability – embedded derivative	24	—	—	24	—
Total liabilities measured at fair value	$12,916	$—	$7	$232	$12,677
					(Concluded)

	December 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$36	$—	$36	$—	$—
U.S. state, municipal and political subdivisions	1,541	—	—	1,501	40
Foreign governments	327	—	—	327	—
Corporate	47,228	—	—	46,503	725
CLO	7,349	—	—	7,228	121
ABS	5,118	—	—	3,744	1,374
CMBS	2,400	—	—	2,354	46
RMBS	7,375	—	—	7,375	—
Total AFS securities	71,374	—	36	69,032	2,306
Trading securities
U.S. government and agencies	11	—	8	3	—
U.S. state, municipal and political subdivisions	135	—	—	135	—
Corporate	1,456	—	—	1,456	—
CLO	6	—	—	—	6
ABS	108	—	—	92	16
CMBS	51	—	—	51	—
RMBS	303	—	—	251	52
Total trading securities	2,070	—	8	1,988	74
Equity securities	247	—	43	201	3
Mortgage loans	27	—	—	—	27
Investment funds	154	132	—	—	22
Funds withheld at interest – embedded derivative	801	—	—	—	801
Derivative assets	2,888	—	10	2,878	—
Short-term investments	406	—	46	319	41
Other investments	93	—	—	93	—
Cash and cash equivalents	4,240	—	4,240	—	—
Restricted cash	402	—	402	—	—
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Investments in related parties
AFS securities
Corporate	19	—	—	19	—
CLO	936	—	—	936	—
ABS	2,849	—	—	525	2,324
Total AFS securities – related party	3,804	—	—	1,480	2,324
Trading securities
CLO	74	—	—	36	38
ABS	711	—	—	—	711
Total trading securities – related party	785	—	—	36	749
Equity securities	64	—	—	—	64
Investment funds	819	687	—	—	132
Funds withheld at interest – embedded derivative	594	—	—	—	594
Short-term investments	—	—	—	—	—
Reinsurance recoverable	1,821	—	—	—	1,821
Total assets measured at fair value	$90,589	$819	$4,785	$76,027	$8,958
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$10,942	$—	$—	$—	$10,942
Universal life benefits	1,050	—	—	—	1,050
Future policy benefits
AmerUs Closed Block	1,546	—	—	—	1,546
ILICO Closed Block and life benefits	755	—	—	—	755
Derivative liabilities	97	—	1	93	3
Funds withheld liability – embedded derivative	31	—	—	31	—
Total liabilities measured at fair value	$14,421	$—	$1	$124	$14,296
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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Three months ended March 31,
(In millions)	2020	2019
Trading securities	$(223)	$56
Investment funds	(300)	(4)
Future policy benefits	65	(40)
Total gains (losses)	$(458)	$12

Gains and losses on trading securities are recorded in investment related gains (losses) on the condensed consolidated statements of income (loss). For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the condensed consolidated statements of income (loss). Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the condensed consolidated statements of income (loss). We record the change in fair value of future policy benefits to future policy and other policy benefits on the condensed consolidated statements of income (loss).

The following summarizes information for fair value option mortgage loans:

(In millions)	March 31, 2020	December 31, 2019
Unpaid principal balance	$23	$25
Mark to fair value	3	2
Fair value	$26	$27

There were no fair value option mortgage loans 90 days or more past due as of March 31, 2020 and December 31, 2019.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following tables are reconciliations for all Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended March 31, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in income[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$(3)	$—	$—	$37	$—	$(3)
Corporate	725	(5)	(33)	33	513	1,233	—	(31)
CLO	121	—	(9)	30	(20)	122	—	(9)
ABS	1,374	22	(119)	(183)	(177)	917	—	(103)
CMBS	46	—	(5)	4	—	45	—	(5)
RMBS	—	—	—	—	42	42	—	—
Trading securities
Corporate	—	—	—	—	32	32	—	—
CLO	6	(3)	—	—	—	3	(3)	—
ABS	16	—	—	(2)	—	14	—	—
RMBS	52	(1)	—	—	19	70	1	—
Equity securities	3	4	—	—	—	7	4	—
Mortgage loans	27	—	—	(1)	—	26	—	—
Investment funds	22	(1)	—	—	—	21	(1)	—
Funds withheld at interest – embedded derivative	801	(1,175)	—	—	—	(374)	—	—
Short-term investments	41	—	(1)	27	—	67	—	—
Investments in related parties
AFS securities, ABS	2,324	(3)	(220)	(50)	(164)	1,887	—	(205)
Trading securities
CLO	38	(16)	—	1	9	32	(24)	—
ABS	711	(101)	—	66	—	676	(101)	—
Equity securities	64	(10)	—	1	(6)	49	(10)	—
Investment funds	132	(300)	—	1,147	—	979	(300)	—
Funds withheld at interest – embedded derivative	594	(609)	—	—	—	(15)	—	—
Reinsurance recoverable	1,821	294	—	—	—	2,115	—	—
Total Level 3 assets	$8,958	$(1,904)	$(390)	$1,073	$248	$7,985	$(434)	$(356)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(10,942)	$1,177	$—	$676	$—	$(9,089)	$—	$—
Universal life benefits	(1,050)	(272)	—	—	—	(1,322)	—	—
Future policy benefits
AmerUs Closed Block	(1,546)	65	—	—	—	(1,481)	—	—
ILICO Closed Block and life benefits	(755)	(23)	—	—	—	(778)	—	—
Derivative liabilities	(3)	(4)	—	—	—	(7)	—	—
Total Level 3 liabilities	$(14,296)	$943	$—	$676	$—	$(12,677)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2019
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Corporate	$898	$(2)	$5	$165	$(31)	$1,035	$—	$—
CLO	107	—	2	30	(29)	110	—	—
ABS	1,615	3	16	57	(77)	1,614	—	—
CMBS	187	—	2	(6)	(9)	174	—	—
RMBS	56	—	1	—	—	57	—	—
Trading securities
Corporate	—	—	—	—	10	10	—	—
CLO	1	—	—	—	7	8	1	—
ABS	—	—	—	6	—	6	—	—
RMBS	134	(3)	—	—	(45)	86	2	—
Equity securities	3	—	—	—	—	3	—	—
Mortgage loans	32	—	—	—	—	32	—	—
Investment funds	29	(3)	—	(1)	—	25	(3)	—
Funds withheld at interest – embedded derivative	57	389	—	—	—	446	—	—
Investments in related parties
AFS securities, ABS	328	—	—	169	—	497	—	—
Trading securities
CLO	113	(1)	—	(1)	(22)	89	4	—
ABS	149	(11)	—	—	—	138	(11)	—
Equity securities	133	1	—	173	—	307	4	—
Investment funds	120	(1)	—	19	—	138	—	—
Funds withheld at interest – embedded derivative	(110)	324	—	—	—	214	—	—
Reinsurance recoverable	1,676	61	—	—	—	1,737	—	—
Total Level 3 assets	$5,528	$757	$26	$611	$(196)	$6,726	$(3)	$—

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(1,017)	$—	$(120)	$—	$(9,106)	$—	$—
Universal life benefits	(932)	(47)	—	—	—	(979)	—	—
Future policy benefits
AmerUs Closed Block	(1,443)	(40)	—	—	—	(1,483)	—	—
ILICO Closed Block and life benefits	(730)	(13)	—	—	—	(743)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(11,078)	$(1,117)	$—	$(120)	$—	$(12,315)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$74	$—	$(10)	$(31)	$33	$548	$(35)	$513
CLO	33	—	—	(3)	30	3	(23)	(20)
ABS	73	—	(14)	(242)	(183)	13	(190)	(177)
CMBS	4	—	—	—	4	—	—	—
RMBS	—	—	—	—	—	42	—	42
Trading securities
Corporate	—	—	—	—	—	32	—	32
ABS	—	—	(2)	—	(2)	—	—	—
RMBS	—	—	—	—	—	20	(1)	19
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	41	—	—	(14)	27	—	—	—
Investments in related parties
AFS securities, ABS	5	—	—	(55)	(50)	—	(164)	(164)
Trading securities
CLO	13	—	(12)	—	1	9	—	9
ABS	66	—	—	—	66	—	—	—
Equity securities	3	—	—	(2)	1	—	(6)	(6)
Investment funds	1,147	—	—	—	1,147	—	—	—
Total Level 3 assets	$1,459	$—	$(38)	$(348)	$1,073	$667	$(419)	$248

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(116)	$—	$792	$676	$—	$—	$—
Total Level 3 liabilities	$—	$(116)	$—	$792	$676	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$238	$—	$(1)	$(72)	$165	$—	$(31)	$(31)
CLO	30	—	—	—	30	—	(29)	(29)
ABS	189	—	(33)	(99)	57	19	(96)	(77)
CMBS	—	—	—	(6)	(6)	8	(17)	(9)
Trading securities
Corporate	—	—	—	—	—	10	—	10
CLO	—	—	—	—	—	7	—	7
ABS	6	—	—	—	6	—	—	—
RMBS	—	—	—	—	—	38	(83)	(45)
Investment funds	—	—	—	(1)	(1)	—	—	—
Investments in related parties
AFS securities, ABS	170	—	—	(1)	169	—	—	—
Trading securities, CLO	—	—	(1)	—	(1)	—	(22)	(22)
Equity securities	177	—	(4)	—	173	—	—	—
Investment funds	19	—	—	—	19	—	—	—
Total Level 3 assets	$829	$—	$(39)	$(179)	$611	$82	$(278)	$(196)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(233)	$—	$113	$(120)	$—	$—	$—
Total Level 3 liabilities	$—	$(233)	$—	$113	$(120)	$—	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	March 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$3,522	Discounted cash flow	Discount	3.8%	19.0%	7.8%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$9,089	Option budget method	Nonperformance risk	1.9%	2.5%	2.3%	[2]	Decrease
			Option budget	0.7%	3.7%	1.9%	[3]	Increase
			Surrender rate	5.0%	10.4%	7.2%	[4]	Decrease

	December 31, 2019
	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$1,289	Discounted cash flow	Discount	3.0%	9.0%	6.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$10,942	Option budget method	Nonperformance risk	0.2%	1.1%	0.6%	[2]	Decrease
			Option budget	0.7%	3.7%	1.9%	[3]	Increase
			Surrender rate	3.5%	8.1%	7.1%	[4]	Decrease

[1] The discount weighted average is calculated based on the relative fair values of the securities.
[2] The nonperformance risk weighted average is based on the projected excess benefits of reserves used in the calculation of the embedded derivative.
[3] The option budget weighted average is calculated based on the indexed account values.
[4] The surrender rate weighted average is calculated based on projected account values.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$14,369	$14,948	$—	$—	$—	$14,948
Investment funds	583	583	583	—	—	—
Policy loans	403	403	—	—	403	—
Funds withheld at interest	14,090	14,090	—	—	—	14,090
Short-term investments	190	190	—	—	—	190
Other investments	74	74	—	—	—	74
Investments in related parties
Mortgage loans	623	648	—	—	—	648
Investment funds	3,534	3,534	3,534	—	—	—
Funds withheld at interest	12,467	12,467	—	—	—	12,467
Other investments	475	444	—	—	—	444
Total financial assets not carried at fair value	$46,808	$47,381	$4,117	$—	$403	$42,861

Financial liabilities
Interest sensitive contract liabilities	$58,277	$58,762	$—	$—	$—	$58,762
Short-term debt	400	400	—	—	400	—
Long-term debt	986	903	—	—	903	—
Securities to repurchase	1,294	1,294	—	—	1,294	—
Funds withheld liability	372	372	—	—	372	—
Total financial liabilities not carried at fair value	$61,329	$61,731	$—	$—	$2,969	$58,762

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$14,279	$14,719	$—	$—	$—	$14,719
Investment funds	596	596	596	—	—	—
Policy loans	417	417	—	—	417	—
Funds withheld at interest	14,380	14,380	—	—	—	14,380
Short-term investments	190	190	—	—	—	190
Other investments	65	65	—	—	—	65
Investments in related parties
Mortgage loans	653	641	—	—	—	641
Investment funds	2,731	2,731	2,731	—	—	—
Funds withheld at interest	12,626	12,626	—	—	—	12,626
Other investments	487	537	—	—	—	537
Total financial assets not carried at fair value	$46,424	$46,902	$3,327	$—	$417	$43,158

Financial liabilities
Interest sensitive contract liabilities	$57,272	$58,027	$—	$—	$—	$58,027
Short-term debt	475	475	—	—	475	—
Long-term debt	992	1,036	—	—	1,036	—
Securities to repurchase	512	512	—	—	512	—
Funds withheld liability	377	377	—	—	377	—
Total financial liabilities not carried at fair value	$59,628	$60,427	$—	$—	$2,400	$58,027

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, short-term investments, short-term debt, and securities to repurchase, the carrying amount approximates fair value.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	112	38	—	150
Amortization	436	(10)	(23)	403
Impact of unrealized investment (gains) losses	489	139	181	809
Balance at March 31, 2020	$4,323	$992	$1,077	$6,392

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	173	60	—	233
Amortization	(226)	(5)	(5)	(236)
Impact of unrealized investment (gains) losses	(149)	(49)	(87)	(285)
Balance at March 31, 2019	$3,719	$805	$1,095	$5,619

6. Debt

Short-term Borrowing—As of March 31, 2020, we had $400 million of short-term debt outstanding with the Federal Home Loan Bank (FHLB) through their variable rate short-term federal funds program. As of March 31, 2020, the borrowings had maturity dates ranging from May 4, 2020 to May 11, 2020 and a weighted average interest rate of 1.80%, with interest due at maturity. In connection with short-term borrowings, the FHLB requires the borrower to purchase member stock and post sufficient collateral to secure the borrowing. See Note 10 – Commitments and Contingencies for further discussion regarding existing collateral posting with the FHLB.

Senior Notes—In the second quarter of 2020, AHL issued $500 million of senior unsecured notes due April 3, 2030. The senior notes have a 6.150% coupon rate, payable semi-annually. The senior notes are callable, in whole or in part, at any time prior to January 3, 2030 by AHL, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the second supplemental indenture, dated April 3, 2020) plus 50 basis points, and any accrued and unpaid interest. Thereafter, the notes are callable, in whole or in part, by AHL at a price equal to 100% of the principal and any accrued and unpaid interest.

7. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

	Three months ended March 31, 2020
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net loss available to Athene Holding Ltd. common shareholders – basic and diluted	$(938)	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	161.4	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans[1]	—	—	—	—	—	—
Diluted weighted average shares outstanding	161.4	25.4	3.3	0.8	1.0	2.4

Earnings per share
Basic	$(5.81)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$(5.81)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

[1] The dilutive effect of stock compensation plans is antidilutive as a result of the net loss available to Athene Holding Ltd. common shareholders for the three months ended March 31, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$589	$93	$12	$3	$3	$8

Basic weighted average shares outstanding	161.3	25.4	3.4	0.8	1.0	2.1
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	161.7	25.4	3.4	0.8	1.0	2.4

Earnings per share
Basic	$3.65	$3.65	$3.65	$3.65	$3.65	$3.65
Diluted	$3.64	$3.65	$3.65	$3.65	$3.65	$3.15

During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 9 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the first quarter of 2020 uses the weighted average shares for the quarter for all classes to allocate net income; however, for Class B and Class M shares, the weighted average shares outstanding represents only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are evaluated for dilution within the dilutive effect of stock compensation plans.

We use the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 11.1 million and 34.8 million shares, restricted stock units, options and warrants as of March 31, 2020 and 2019, respectively.

8. Equity

Preferred Stock—We have two series of preferred stock: 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (Series A) and 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (Series B) as summarized below:

	Series A	Series B
Authorized, issued and outstanding	34,500	13,800
Liquidation preference per share	$25,000	$25,000
Dividends declared and paid per share during the period	$396.88	$351.56
Aggregate dividends declared and paid during the period (in millions)	$13	$5

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—During the first quarter of 2020, shareholders approved amendments to our bye-laws which eliminated our multi-class share structure at closing of the share transaction with Apollo. See Note 9 – Related Parties for further information on this transaction. On February 28, 2020, all Class B shares were converted to Class A shares on a one-to-one basis. Class M shares were converted to Class A shares representing 5% of the Class M value and warrants representing 95% of the Class M value. The warrants were issued with substantially the same terms, including the same economic terms, as the Class M shares.

Our bye-laws place certain restrictions on Class A shares such that a holder of Class A shares, except for shareholders permitted by our board of directors, which include members of the Apollo Group, as defined in our bye-laws, cannot control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then a holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis.

Share Repurchase Authorization

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the activity on our share repurchase authorization:

	Three months ended March 31,
(In millions)	2020	2019
Beginning balance at January 1	$640	$150
Repurchases	(319)	(47)
Ending balance at March 31	$321	$103

The table below shows the changes in each class of shares issued and outstanding:

(In millions)	Three months ended March 31, 2020
Class A
Beginning balance	143.2
Issued shares	35.9
Forfeited shares	(0.1)
Repurchased shares	(10.4)
Converted from Class B shares	25.4
Converted from Class M shares	0.3
Ending balance	194.3
Class B
Beginning balance	25.4
Converted to Class A shares	(25.4)
Ending balance	—
Class M-1
Beginning balance	3.3
Converted to Class A shares	(0.2)
Converted to warrants	(3.1)
Ending balance	—
Class M-2
Beginning balance	0.8
Converted to Class A shares	0.0
Converted to warrants	(0.8)
Ending balance	—
Class M-3
Beginning balance	1.0
Converted to Class A shares	0.0
Converted to warrants	(1.0)
Ending balance	—
Class M-4
Beginning balance	4.0
Converted to Class A shares	(0.1)
Converted to warrants	(3.6)
Repurchased shares	(0.3)
Ending balance	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)—The following provides the details of AOCI and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	(5,762)	(273)	1,352	401	9	(4,273)
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	171	—	(15)	—	—	156
Less: Income tax expense (benefit)	(1,128)	(53)	287	97	—	(797)
Less: Other comprehensive income (loss) attributable to NCI	(159)	—	—	(30)	6	(183)
Balance at March 31, 2020	$(1,540)	$(224)	$195	$395	$—	$(1,174)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(628)	$121	$39	$(4)	$(472)
Other comprehensive income (loss) before reclassifications	1,981	(509)	(8)	—	1,464
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	(7)	2	—	—	(5)
Less: Income tax expense (benefit)	401	(108)	(2)	—	291
Balance at March 31, 2019	$959	$(282)	$33	$(4)	$706

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

9. Related Parties

Apollo

Current fee structure – Substantially all of our investments are managed by Apollo, which provides direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services for our investment portfolio, including investment compliance, tax, legal and risk management support.

During the second quarter of 2019, we entered into the Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between us and AGM’s subsidiary, Apollo Insurance Solutions Group LP (ISG) (Fee Agreement). Under the Fee Agreement, effective retroactive to January 1, 2019, we pay Apollo:

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(v)	0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	March 31, 2020	Percent of Total	December 31, 2019	Percent of Total
Core	$28,858	23.8%	$32,474	25.5%
Core Plus	29,717	24.5%	30,155	23.6%
Yield	44,269	36.4%	48,557	38.0%
High Alpha	5,390	4.4%	5,062	4.0%
Other	13,290	10.9%	11,302	8.9%
Total sub-allocation assets	$121,524	100.0%	$127,550	100.0%

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

During the three months ended March 31, 2020 and 2019, we incurred management fees, inclusive of the base and sub-allocation fees, of $128 million and $92 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of March 31, 2020 and December 31, 2019, management fees payable were $43 million and $42 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets.

Investment management agreement (IMA) termination – Our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and a member of the Apollo Group (as defined in our bye-laws), on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined in the bye-laws) and (ii) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by the applicable Apollo subsidiary or (ii) the fees being charged by the applicable Apollo subsidiary are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to the applicable Apollo subsidiary and the applicable Apollo subsidiary will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by the applicable Apollo subsidiary are unfair and excessive, the applicable Apollo subsidiary has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with the applicable Apollo subsidiary, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to the applicable Apollo subsidiary’s advisory business, or (ii) the applicable Apollo subsidiary’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an event described in clause (B)(i) or (B)(ii), the applicable Apollo subsidiary shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group. Also, James Belardi, our Chief Executive Officer, is an employee of ISG and receives remuneration from acting as Chief Executive Officer of ISG. Mr. Belardi also owns a 5% profit interest in ISG (Interest). It is expected that the Interest will be revised such that Mr. Belardi will receive a lesser interest in the equity of ISG and also receive a specified percentage of other fee streams earned by Apollo, potentially comprised of or including the sub-allocation fees. Additionally, six of the fifteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

A-A Mortgage Opportunities, L.P. (A-A Mortgage) – We have an equity method investment of $508 million and $487 million as of March 31, 2020 and December 31, 2019, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $169 million and $0 million of residential mortgage loans under this agreement during the three months ended March 31, 2020 and 2019, respectively. Additionally, we hold ABS securities issued by AmeriHome affiliates of $164 million and $170 million as of March 31, 2020 and December 31, 2019, respectively, which are included in related party AFS securities on the condensed consolidated balances sheets. We also have commitments to make additional equity investments in A-A Mortgage of $169 million as of March 31, 2020.

MidCap – AAA Investment (Co Invest VII), L.P. (CoInvest VII) holds a significant investment in MidCap, which was $508 million and $547 million as of March 31, 2020 and December 31, 2019, respectively. CoInvest VII is included in related party investment funds on the condensed consolidated balance sheets and was reflected as a consolidated VIE in prior periods. We have also advanced amounts under a subordinated debt facility to Midcap and, as of March 31, 2020 and December 31, 2019, the principal balance was $345 million and, net of discounts and allowances, was $330 million and $339 million, respectively, which is included in other related party investments on the condensed consolidated balance sheets. Our total investment in MidCap, including amounts advanced under credit facilities, was $838 million and $886 million as of March 31, 2020 and December 31, 2019, respectively. Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $524 million and $624 million as of March 31, 2020 and December 31, 2019, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2020, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $130 million and $132 million as of March 31, 2020 and December 31, 2019, respectively. Additionally, as of March 31, 2020 and December 31, 2019, we had $110 million and $146 million, respectively, of funding agreements outstanding to Athora. During the first quarter of 2020, Athora called capital and we remitted $361 million to Athora. We did not receive shares from Athora until April 1, 2020; therefore, we recorded a receivable in other assets on the consolidated balance sheets as of March 31, 2020 for the capital funding. We also have commitments to make additional equity investments in Athora of $364 million as of March 31, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC, formerly Voya Insurance and Annuity Company). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital), which was $110 million and $99 million as of March 31, 2020 and December 31, 2019, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the parent of Venerable, which is the parent of VIAC. Additionally, we have a 15-year term loan receivable from Venerable due in 2033, which is included in related party other investments on the condensed consolidated balance sheets. The loan is held at the principal balance less allowances and was $145 million and $148 million as of March 31, 2020 and December 31, 2019, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of March 31, 2020 and December 31, 2019, we had $162 million and $97 million, respectively, of investments under the Strategic Partnership and these investments are included in related party investment funds on the condensed consolidated balance sheets and were reflected as consolidated VIEs in prior periods.

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

In connection with the acquisition of the existing Aviation Loans by the ABS-SPV (i) a tranche of senior notes was acquired by third-party investors and (ii) we purchased mezzanine tranches of the senior notes and the subordinated notes. As of March 31, 2020 and December 31, 2019, our investment in securitizations of loans originated by PK was $1,141 million and $1,282 million, respectively, and are included in related party AFS or trading securities on the condensed consolidated balance sheets.

In addition to the investment in the senior notes and subordinated notes, we also have a right to acquire, whether directly, through the ABS-SPV or through a similar vehicle, all Aviation Loans originated by PK (Forward Flow Loans). All servicing and administrative costs and expenses of Apollo (determined at cost, without mark-up) that are incurred in connection with the sourcing, origination, servicing and maintaining the Forward Flow Loans, net of any service fees and servicing and administrative cost and expense reimbursement amounts received directly from the ABS-SPV or other entities investing in the Forward Flow Loans are allocated to, and reimbursed by the ABS-SPV or us, as applicable, subject to an agreed-upon annual cap.

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

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. As of March 31, 2020, ADIP owned 67% of the equity interests, while we retained 100% of the voting power and 33% of the equity interests in ACRA. During the first quarter of 2020, we received capital of $240 million from and paid a dividend of $46 million to ADIP. On April 1, 2020, ALRe purchased 14,000 newly issued ACRA shares for $66 million, which resulted in ALRe holding 36.55% of the economic interests in ACRA. The remaining 63.45% of the economic interests in ACRA are held by ADIP.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Apollo Share Exchange and Related Transactions – On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the Apollo Operating Group (AOG), pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. Pursuant to the underlying transaction agreements, among other things (1) AGM has the right to purchase additional Class A common shares until August 26, 2020 to the extent AOG and certain affiliates, employees and consultants of AGM do not beneficially own at least 35% of the issued and outstanding Class A common shares (inclusive of Class A common shares over which any such persons have a valid proxy), on a fully diluted basis, in a number to achieve such 35% ownership level at a price based upon a weighted average price during the 30 days prior to the exercise of the purchase right and (2) Apollo Management Holdings, L.P. (AMH) has the right to purchase up to that number of Class A common shares that would increase by 5 percentage points the percentage of the issued and outstanding Class A common shares beneficially owned by the AOG and certain affiliates, employees and consultants of AGM (inclusive of Class A common shares over which any such persons have a valid proxy), calculated on a fully diluted basis. In connection with the closing of the transaction, we made certain amendments to our bye-laws which, among other things, eliminated our current multi-class share structure.

Concurrently with our entry into the transaction agreements, AMH, James Belardi, our Chief Executive Officer, and William Wheeler, our President (each an “Other Shareholder”), entered into a voting agreement, pursuant to which each Other Shareholder irrevocably appointed AMH as its proxy and attorney-in-fact (Proxy) to vote all of such Other Shareholder’s Class A common shares at any meeting of our shareholders occurring following the closing date and in connection with any written consent of our shareholders following the closing date. The Proxy will be of no force and effect if Apollo and certain affiliates thereof cease to hold some minimum level of ownership not to exceed 7.5% of our Class A common shares.

AA Infrastructure Fund 1 LLC (AA Infrastructure) – We have an investment in preferred shares of AA Infrastructure, which is a fund managed by ISG. As of March 31, 2020 and December 31, 2019, we held $49 million and $58 million, respectively, of preferred shares, which are included in related party equity securities on the consolidated balance sheets and also held AA Infrastructure ABS securities of $284 million and $267 million, respectively, which are included in related party trading securities on the consolidated balance sheets.

10. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $4,939 million and $4,793 million as of March 31, 2020 and December 31, 2019, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2020 and December 31, 2019, we had $1,426 million and $1,226 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2020 and December 31, 2019, we had $4,325 million and $3,700 million, respectively, of FABN funding agreements outstanding. We had $5,375 million of remaining FABN capacity as of March 31, 2020.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2020	December 31, 2019
AFS securities	$8,877	$9,369
Trading securities	46	45
Equity securities	16	22
Mortgage loans	2,964	2,535
Investment funds	7	84
Derivative assets	60	105
Short-term investments	101	92
Other investments	93	88
Restricted cash	564	402
Total restricted assets	$12,728	$12,742

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements, and the FHLB funding agreements described above.

Letter of Credit—We have an undrawn letter of credit for $188 million as of March 31, 2020. This letter of credit was issued for our reinsurance program and expires by December 31, 2020.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of March 31, 2020, had an asset value of $382 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court took the matter under advisement and we expect an opinion in the next few months. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $202 million as of March 31, 2020.

Regulatory Matters – Beginning in 2015, our U.S. insurance subsidiaries have experienced increased complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne Inc. (AllianceOne), a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide third party administration services on such policies. AllianceOne also administers a small block of annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced some similar service and administration issues, but on a reduced scale.

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to New York State Department of Financial Services (NYSDFS), the California Department of Insurance (CDI) and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examinations or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of the life and annuity policies, including the administration of such blocks by AllianceOne. We have entered into consent orders with several states, including the NYSDFS, to resolve underlying matters in those states. All fines and costs, including those associated with remediation plans, paid in connection with the consent orders are subject to indemnification by Global Atlantic or affiliates of Global Atlantic. Global Atlantic is currently in negotiation with the CDI to resolve the pending joint action related to the converted life insurance policies.

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

On January 23, 2019, we received a letter from the NYSDFS, with respect to a pension risk transfer (PRT) transaction, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities performed by employees in our PRT channel, including specific activities performed within New York. On April 13, 2020, we entered into a consent order with the NYSDFS to resolve this matter. Pursuant to the consent order, the NYSDFS imposed a fine of $45 million, which was accrued in other liabilities on the consolidated balance sheets as of December 31, 2019.

Caldera Matters – On May 3, 2018, AHL filed a writ commencing litigation in the Supreme Court of Bermuda against a former officer of AHL, a former director of AHL (who is also considered a former officer pursuant to Bermuda law), and Caldera Holdings, Ltd. (Caldera). AHL alleges in the writ, among other things, that the defendants breached various duties owed to AHL under Bermuda law by using AHL’s confidential information in their attempted acquisition of a company referred to in the litigation as Company A. AHL is seeking injunctive relief and

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

damages. Athene amended its writ on October 16, 2018. The trial court denied two separate motions to dismiss made by defendant Caldera on June 28, 2018 and by the former officer and former director defendants on January 14, 2019. On September 20, 2019, the Bermuda Court of Appeal affirmed both trial court rulings and dismissed the defendants’ appeal. Defendants have not further pursued an appeal of this decision to the Judicial Committee of the Privy Council, the court of final appeal for matters litigated in Bermuda. On March 17, 2020, we filed an application for leave to amend the complaint to more broadly assert defendants’ breaches of duties.

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

Corporate and Other—Corporate and Other includes certain other operations related to our corporate activities such as corporate allocated expenses, merger and acquisition costs, debt costs, preferred stock dividends, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Financial Measures—Segment adjusted operating income available to common shareholders is an internal measure used by the chief operating decision maker to evaluate and assess the results of our segments.

Adjusted operating revenue is a component of adjusted operating income available to common shareholders and excludes market volatility and adjustments for other non-operating activity. Our adjusted operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets; and

•	VIE expenses, noncontrolling interests and other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2020	2019
Retirement Services	$2,469	$3,306
Corporate and Other	(330)	32
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(1,671)	940
Investment gains (losses), net of offsets	(1,685)	713
VIE expenses, noncontrolling interest and other adjustments to revenues	(332)	4
Total revenues	$(1,549)	$4,995

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2020	2019
Retirement Services	$204	$286
Corporate and Other	(312)	1
Non-operating adjustments
Investment gains (losses), net of offsets	(1,139)	458
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	65	(27)
Integration, restructuring and other non-operating expenses	(4)	(1)
Stock-based compensation, excluding LTIP	(10)	(3)
Income tax (expense) benefit – non-operating	131	(6)
Net income (loss) available to Athene Holding Ltd. common shareholders	$(1,065)	$708

The following represents total assets by segment:

(In millions)	March 31, 2020	December 31, 2019
Retirement Services	$139,097	$143,881
Corporate and Other	3,082	2,994
Total assets	$142,179	$146,875

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

We have established a significant base of earnings and, as of March 31, 2020, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.3 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our consolidated annualized ROE for the three months ended March 31, 2020 and the year ended December 31, 2019 was (36.5)% and 19.7%, respectively, and our consolidated annualized adjusted operating ROE was (4.4)% and 14.1%, respectively. For the three months ended March 31, 2020 and the year ended December 31, 2019, in our Retirement Services segment, we generated an annualized net investment spread of 1.03% and 1.50%, respectively, and an annualized adjusted operating ROE of 10.6% and 17.3%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 2.13% and 2.46% for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. As of March 31, 2020, our deferred annuities had a weighted-average life of 8.7 years and made up a significant portion of our reserve liabilities.

The following table presents the deposits generated from our organic and inorganic channels:

	Three months ended March 31,
(In millions)	2020	2019
Retail sales	$1,246	$1,816
Flow reinsurance	861	1,020
Funding agreements	823	—
Pension risk transfer	1,017	1,923
Net deposits	$3,947	$4,759

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $3.9 billion and $4.8 billion in the three months ended March 31, 2020 and 2019, respectively. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $2.7 billion and $2.8 billion for the three months ended March 31, 2020 and 2019, respectively. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $1.2 billion and $1.8 billion for the three months ended March 31, 2020 and 2019, respectively. The decrease in our retail channel was primarily driven by competitive positioning and our disciplined approach to pricing and maintaining targets in a low interest rate environment. We aim to grow our retail channel by deepening our relationships with our approximately 50 independent marketing organizations (IMO); approximately 51,000 independent agents; and our growing network of 92 small and mid-sized banks and 13 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we are focusing on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $861 million and $1.1 billion for the three months ended March 31, 2020 and 2019, respectively. The decrease in our flow reinsurance channel from prior year was driven by the competitive positioning while maintaining rate discipline in a low interest rate environment, while prior year benefited from a rising interest rate environment. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our institutional channel, we generated deposits of $1.8 billion and $1.9 billion for the three months ended March 31, 2020 and 2019, respectively. The slight decrease in our institutional channel is driven by lower PRT deposits being largely offset by higher funding agreement deposits. During the three months ended March 31, 2020, we closed one PRT transaction and issued group annuity contracts in the aggregate principal amount of $1.0 billion, compared to $1.9 billion during the three months ended March 31, 2019. Since entering the PRT channel in 2017 through March 31, 2020, we have closed 17 deals involving more than 178,000 plan participants resulting in the issuance of group annuities of $11.9 billion. We issued funding agreements in the aggregate principal amount of $823 million and $0 million for the three months ended March 31, 2020 and three months ended March 31, 2019, respectively. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. We expect that our inorganic channels will continue to be important sources of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of March 31, 2020, we estimate that we have $7.4 billion in capital available to deploy, consisting of approximately $2.7 billion in excess capital, $2.3 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $2.4 billion in uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability. Excess capital includes the capital from the $500 million debt issuance completed in early April, while the untapped debt capacity includes the impact of the debt issuance and excludes the short-term debt with repayment due in the second quarter.

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. As of March 31, 2020, we owned 33% of the economic interests and 100% of the voting interests of ACRA, with the remaining 67% of the economic interests being owned by ADIP, a series of funds managed by an affiliate of Apollo. ACRA is expected to participate in qualifying transactions and certain other transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This shareholder-friendly, strategic capital solution is expected to allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Strategic Transaction with Apollo

On February 28, 2020, we closed a transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at approximately $1.1 billion, upon close, and approximately $350 million of cash. Additionally, we converted our Class B common shares to Class A common shares and our Class M common shares to Class A common shares and warrants, eliminating our multi-class share structure. The AOG units are reflected within the change in fair value of Apollo investment, net of tax line item and may present future volatility in our results of operations due to changes in the valuation of the AOG units. See Note 9 – Related Parties to the consolidated financial statements for further discussion.

Industry Trends and Competition

Market Conditions

On March 3, 2020, the U.S. Federal Reserve (Federal Reserve) decreased interest rates by 50 basis points in its first emergency rate cut since 2008. That action was quickly followed by a 100 basis point emergency rate cut on March 15, 2020, bringing the target federal funds rate range to 0% – 0.25%. The emergency rate cuts were in response to economic uncertainty resulting from the spread of COVID-19 and follows three separate 25 basis point rate cuts that occurred during 2019. The economic uncertainty has created considerable volatility in both the credit and equity markets, which has been amplified by a recently concluded price war among major oil producing countries, which when combined with a collapse in demand for oil and storage capacity constraints, has resulted in significant declines in oil prices. Unprecedented fiscal and monetary measures have been undertaken in the form of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and Federal Reserve programs implemented with funding provided by the CARES Act, respectively. The programs implemented by the Federal Reserve have provided significant liquidity to the capital markets and together with the broader CARES Act have reduced the volatility experienced in the credit and equity markets. It is unclear whether current fiscal and monetary policy or measures adopted in the future will be effective at continuing to abate the market volatility brought about by the spread of COVID-19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To the extent that it has not already been so affected, current market volatility may be exacerbated by a number of factors, including market illiquidity, an inability to curtail the advancement of COVID-19, changes in the political environment or a lack thereof, uncertainty about future fiscal policy, further changes in oil prices or the factors impacting oil prices, changes in tax policy, the scope of potential deregulation or increased regulation, the imposition of additional tariffs or other barriers to international trade and levels of global trade, the future path of the Federal Reserve’s quantitative tightening or easing and uncertainty about the Federal Reserve’s ability to manage its normalization process and the impact on inflation and wage growth. In particular, equity market volatility has and may further place upward pressure on the hedging costs of our liability policy hedging program. Decreases in the risk-free rate have offset some of this upward pressure in the near-term, but this offsetting impact is not likely to persist into future periods. In addition, equity market volatility has and may further result in increases in rider reserves as we are required to fund more of the interest credited. Credit market volatility, which has and may further widen credit spreads, generally benefits our investment purchases but may negatively affect the valuations of our in-force investment portfolio.

A volatile market environment, such as the one brought about by the spread of COVID-19, may affect our ability to produce liability products that are profitable, have our desired risk profile, and are desirable to consumers. We continue to monitor the behavior of our customers and other factors that react to market conditions, including annuitization rates and lapse rates, in order to best serve our customers and generate strong profitability to our shareholders.

Interest Rate Environment

As a retirement services company focused on issuing and reinsuring fixed annuities, we are affected by the monetary policy of the Federal Reserve in the United States as well as other central banks around the world. The Federal Reserve aggressively cut rates during March 2020 after cutting rates on a more normalized basis on three separate occasions in 2019. Consequently, most treasury tenors, except the 30 year, are trading below 1%. Increased demand for treasury securities as a source of security amidst economic uncertainty has driven a decrease in the ten-year yield to below 1%, which is unprecedented. With the Federal Reserve undertaking extraordinary market intervention measures, it is anticipated that treasury yields will remain low in the near term.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. Recent trends have entailed decreasing interest rates leading to a decrease in our investment income from floating rate investments, whereas widening credit spreads have resulted in an overall increase in asset yields, which we expect would result in an increase in the yield on our new investment purchases and a decline in the value of our existing investments.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, such as has been experienced during the first quarter of 2020. Our investment portfolio includes $22.0 billion of floating rate investments, or 18% of our net invested assets as of March 31, 2020.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2020, most of our products were fixed annuities with 22% of our FIAs at the minimum guarantees and 39% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2020, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2019 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

COVID-19
The spread of COVID-19 has resulted in significant volatility in the financial markets. The extent to which COVID-19 and the resulting impact on economic conditions and the financial markets may impact our business will depend on future developments and represents a material uncertainty to our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks and Mitigation Measures

The spread of COVID-19 presents three principal risks to our business: 1) business continuity risk; 2) market risk and 3) liquidity risk, including that resulting from policyholder behavior.

Business Continuity Risk. The spread of COVID-19 threatens the health and safety of our most valuable asset, our people. To mitigate the risk that the virus infects members of our workforce, to ensure the continuity of our operations throughout the duration of this pandemic and to ensure uninterrupted servicing of the policyholders who have entrusted us for their retirement needs, we have implemented our business continuity plan. Pursuant to that plan, as of May 8, 2020, the significant majority of our employees were working remotely, with only certain operationally essential employees working at our facilities, to the extent lawfully permitted. The essential employees who continue to work at our facilities are required to adhere to social distancing and other Center for Disease Control guidelines and government mandates, and we have designed certain operational redundancies and sterilization protocols to minimize the risk of disruption in the event that certain critical facilities, such as our mailroom, become contaminated. We have been successful in implementing our business continuity plan and to date have experienced no material impairment to our business operations. We have commenced planning for the return of non-operationally essential employees to our facilities. Currently, we expect that these employees will return in several separate phases. The timeframe over which these phases will occur is uncertain at this time and is subject to national and local orders, recommendations and guidelines.

Market Risk. The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or increase the market risks to which we are subject, namely interest rate risk, credit risk and public equity risk. The spread of COVID-19 and the Federal Reserve’s responsive measures have resulted in abrupt and significant decreases in interest rates and abrupt and significant increases in credit spreads. Changes in interest rates and credit spreads may result in a decrease in the value of our invested assets. To the extent that we needed to sell assets at these decreased values in order to satisfy our obligations, we would realize losses. However, approximately 78% of our deferred annuities have surrender charges, and 63% have market value adjustment features, which we believe greatly reduce the livelihood and magnitude of unexpected withdrawals. Further, our PRT and funding agreement obligations are predominantly non-surrenderable. In addition, we mitigate interest rate risk by managing the effective duration of our assets and liabilities. In doing so, we closely monitor and manage our net duration mismatch as well as our cash inflows and outflows. Decreases in interest rates impact the interest income that we receive on our floating rate assets. For the three months ended March 31, 2020, we recognized $15 million less in floating rate income than we recognized for the three months ended December 31, 2019, primarily as a result of the declines in interest rates occurring during the three months ended March 31, 2020.

A greater proportion of the companies that issued the securities that we hold in our investment portfolio are more likely to experience financial hardship as a result of the economic effects of COVID-19. We mitigate such risk by actively managing our investment portfolio and attempting to exit or reduce exposures we deem to carry disproportionate risk when compared to their return profile. For the three months ended March 31, 2020, we recognized increased intent to sell impairments of $13 million when compared to the three months ended March 31, 2019, as a result of our active portfolio management.

We are exposed to public equity risk through the index crediting on our FIA products, our AOG unit holdings and our common stock holdings in OneMain Holdings, Inc. (OneMain). We effectively eliminate the public equity risk arising from the index crediting on our FIA products by hedging the relevant index performance over the crediting period. Though this results in an effective hedge for economic purposes, because the instruments used to hedge the index crediting period are for a shorter term than the FIA contract, the hedge is not deemed effective for accounting purposes and results in the recognition of gains and losses from period to period. The public equity volatility arising from our holdings of AOG Units and OneMain stock is unhedged. During the three months ended March 31, 2020, we recognized an income statement impact of $(289) million resulting from our FIA products (net of offsets) and declines in the market value of our AOG and OneMain holdings.

Liquidity Risk. In the current market environment, liquidity risk can arise in several areas of our business, including but not limited to asset-liability mismatch and policyholder behavior risk. As noted above, most of our deferred annuities have surrender charges and market value adjustments, which reduce the likelihood and magnitude of expected withdrawals, and our PRT and funding agreement obligations are predominantly non-surrenderable.

To be prepared to capitalize on growth opportunities that may arise in the current market environment as well as to manage any near-term liquidity risk, we have strategically increased our available liquidity. As of April 30, 2020, we had approximately $6.3 billion of available liquidity comprised of $5.1 billion of cash and $1.25 billion of undrawn capacity under our credit agreement. We intend to further increase our available liquidity to approximately $10 billion. We have taken measures to achieve this objective, including negotiating new committed lending facilities and retaining a portion of the proceeds received from our organic channels in cash and other highly liquid assets. We have also entered into several new securities repurchase arrangements with different financial institutions to provide access to additional short-term liquidity, to the extent available.

With a record number of individuals finding themselves abruptly out of work and searching for sources of liquidity, we face policyholder behavior risk in the form of increased withdrawal levels and lapse rates may be elevated. We have been closely monitoring policyholder behavior on a daily basis. As of April 30, 2020, we had noticed no material adverse change in policyholder behavior. We mitigate policyholder behavior risk by monitoring and projecting cash inflows and outflows and by maintaining greater levels of available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Emerging Trends

As a result of the spread of COVID-19, the resulting impact on economic conditions and the financial markets and the mitigation efforts we have undertaken in response, we expect to see several trends impacting our future operating results.

First, we could hold a greater proportion of our invested assets in cash and other liquid assets which could impact our net investment earned rates and net spread.

Second, we expect that the current market environment will cause certain issuers of securities held in our investment portfolio to experience financial hardship, resulting in recognition of credit losses or impairments. During the three months ended March 31, 2020, we recorded a provision for credit losses of $284 million, post-adoption of the new accounting standard regarding accounting for current expected credit losses, more commonly referred to as “CECL.” While we cannot predict the duration or severity of the current economic downturn, we regularly perform stress testing of our investment portfolio under two hypothetical scenarios: a baseline recession scenario and a deep recession scenario. The assumptions for each hypothetical scenario and past experience are included in the chart below.

	Athene Assumptions		Sample Historical Recession Data Peak to Trough for Calendar Year
	Baseline Recession Scenario	Deep Recession Scenario	1990	2001	2008	Euro 2016
10 Yr US Treasury Yield	Down 60%	Down 83%	Up 4%	Down 21%	Down 43%	Down 84%[1]
Absolute Spreads (BBB / B)	279bps / 802bps	636bps / 1,789bps	240bps / NA	318bps / 1,083bps	642bps / 1,913bps	317bps / 876bps
Equity Markets[2]	(25)%	(49)%	(20)%	(30)%	(49)%	(12)%
FI Defaults (BBB / B)	0.70% / 12.9%	1.4% / 13.7%	0.30% / 13.7%	1.01% / 9.2%	0.9% / 7.1%	0.0% / 2.4%
Housing Price (Peak to Trough)	(3)%	(27)%	(3)%	No Decline	(33)%	No Decline

[1] German 10-year bund yield.
[2] Primarily for representative purposes. Stress scenarios apply customized stresses as relevant for Alternatives sub-categories.

In March 2020, we evaluated our investment portfolio under these hypothetical stress scenarios and estimated that absent any management intervention, we would recognize credit losses and impairments, net of DAC and tax offsets, as well as losses in our alternatives portfolio, of approximately $1 billion and $2 billion under the baseline recession scenario and deep recession scenario, respectively. These scenarios are hypothetical and are not representative of the current economic environment and even if representative, actual results may differ materially from estimates.

Third, we have experienced downward pressure on the valuation of our alternatives portfolio. During the three months ended March 31, 2020, we experienced a decrease in net income of $37 million attributed to mark-to-market performance of our alternative investments. With approximately 60% of our alternatives portfolio accounted for on a one to three month lag, we expect to see any adverse impact of the economic environment during the three months ended March 31, 2020 largely reflected in our second quarter performance for those alternatives reported on a lag.

Fourth, the substantial and sudden decrease in interest rates during March 2020 will have a negative impact on adjusted operating income if the current rates persist for a prolonged period. Currently, we estimate that a 25 basis point decrease in interest rates that persists for a 12-month period will result in an approximate $30 – $35 million decrease in adjusted operating income.
The spread of COVID-19, the resulting impact on economic conditions and the financial markets and the mitigating efforts we have and will undertake may have consequences to our business that are unforeseen at this time. The emerging trends identified above do not purport to be complete and actual experience may differ materially from our current expectations.

Discontinuation of LIBOR
The UK Financial Conduct Authority (FCA) has announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause the FCA to determine that the quality of LIBOR has degraded to the degree that LIBOR is no longer representative of its underlying market. With an estimated $200 trillion in notional transactions referencing USD LIBOR in the cash and derivatives markets, including more than $35 trillion extending past 2021, the discontinuation of LIBOR could have a significant impact on the financial markets and represents a material uncertainty to our business.

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

As of March 31, 2020, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond 2021
Investments	$21,402	$18,103
“Excess Return” Product Liabilities	7,671	880
Derivatives Hedging “Excess Return” Product Liabilities	7,456	—
Other Derivatives	1,886	453
Other Contracts	2,963	2,663
Total notional of contracts tied to LIBOR	$41,378	$22,099

Investments

As of March 31, 2020, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond 2021
Multi-lateral Arrangements
Corporates	$1,014	$495
RMBS	4,168	3,864
CMBS	274	30
CLO	10,521	10,448
ABS	1,402	1,324
Bank Loans	402	277
Total Multi-lateral Arrangements	17,781	16,438
Bi-lateral Arrangements
CML	3,479	1,523
RML	142	142
Total Bi-lateral Arrangements	3,621	1,665
Total investments tied to LIBOR	$21,402	$18,103

Of the total notional value of investment-related contracts tied to LIBOR, extending beyond 2021, $16.4 billion or 90.8% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is impracticable and beyond our control. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would look to some broad-based solution, such as the Alternative Reference Rates Committee’s proposed New York law amendment, to rectify such deficiency. To the extent that the fallback rates ultimately used to determine interest payable on such investments do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.
The remaining notional value of investment-related contracts tied to LIBOR extending beyond 2021 of $1.7 billion or 9.2% relates to bi-lateral arrangements for which we, or some party acting on our behalf, such as a mortgage servicer, are able to negotiate directly with the applicable counterparty for amendments to the terms of the arrangement. For these arrangements, we will evaluate the need for amendments to legacy contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Excess Return” Product Liabilities and Associated Hedging Instruments

As of March 31, 2020, we had product liabilities with a notional value of approximately $7.7 billion for which interest credited is computed on “excess return” indices (return of index in excess of LIBOR) and for which we expect product liabilities with a notional value of approximately $880 million to extend beyond 2021. The “excess return” indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of March 31, 2020, we held derivatives with a notional value of approximately $7.5 billion to hedge our exposure to these product liabilities. As these derivatives are primarily purchased to hedge the current crediting period, we expect that substantially all of such derivatives will expire before the end of 2021. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument.

Other Derivatives

Our other derivative contracts tied to LIBOR are generally entered into pursuant to an ISDA Master Agreement. We believe that fallbacks contemplating a permanent discontinuation of LIBOR will be integrated into the ISDA Master Agreement and applied to our outstanding obligations via standard protocol counterparty consent. To the extent that the fallbacks ultimately incorporated into our other derivative contracts result in the use of a replacement rate that differs from that employed in the contract being hedged, we will experience basis mismatch. We will continue to evaluate this risk as fallbacks become better defined.

Other Contracts

Other contracts is comprised of our credit agreement, floating rate funding agreements and fixed-to-float Series A preference shares, all of which contemplate the permanent discontinuation of LIBOR.

We can provide no assurance that we will be successful at completing all the phases of our plan prior to the discontinuation of LIBOR. Completion of certain phases of our plan are contingent upon market developments and are therefore not fully within our control. To the extent management effort and attention is focused on other matters, such as responding to the risks posed by COVID-19, the timely completion of our plan could become more difficult. Failure to complete all phases of our plan prior to the discontinuation of LIBOR may have a material adverse effect on our business, financial position, results of operations and cash flows.

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

According to LIMRA, total fixed annuity market sales in the United States were $139.8 billion for the year ended December 31, 2019, a 4.7% increase from the same time period in 2018. In the total fixed annuity market, for the year ended December 31, 2019 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales of $6.8 billion, translating to a 4.8% market share. For the year ended December 31, 2018, our market share was 5.6% with sales of $7.5 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $73.5 billion in sales for the year ended December 31, 2019. FIA sales grew $3.9 billion in the one year period from December 31, 2018 to December 31, 2019. According to LIMRA data, for the year ended December 31, 2019 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs based on sales of $6.1 billion, and our market share for the same period was 8.3%. For the year ended December 31, 2018, we were the 2nd largest provider of FIAs based on sales of $6.6 billion, translating to a 9.4% market share.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our adjusted operating income (loss) available to common shareholders equals net income (loss) available to AHL common shareholders adjusted to eliminate the impact of the following (collectively, the non-operating adjustments):

•
Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, allowances, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit-linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the market value adjustments (MVA) associated with surrenders or terminations of contracts.

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

•	Bargain Purchase Gain—Consists of adjustments to net income (loss) available to AHL common shareholders as they are not related to our underlying profitability drivers.

•
Income Tax (Expense) Benefit – Non-operating—Consists of the income tax effect of non-operating adjustments and is computed by applying the appropriate jurisdiction’s tax rate to the non-operating adjustments that are subject to income tax.

We consider these non-operating adjustments to be meaningful adjustments to net income (loss) available to AHL common shareholders for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income (loss) available to AHL common shareholders, we believe adjusted operating income (loss) available to common shareholders provides a meaningful financial metric that helps investors understand our underlying results and profitability. Adjusted operating income (loss) available to common shareholders should not be used as a substitute for net income (loss) available to AHL common shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating ROE

Adjusted operating ROE is a non-GAAP measure used to evaluate our financial performance excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted AHL common shareholders’ equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative change in fair value of funds withheld and modco reinsurance assets and preferred stock. Adjusted operating ROE is calculated as the adjusted operating income (loss) available to common shareholders, divided by average adjusted AHL common shareholders’ equity. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted operating ROE should not be used as a substitute for ROE. However, we believe the adjustments to net income (loss) available to AHL common shareholders and equity are significant to gaining an understanding of our overall financial performance.

Adjusted Operating Earnings (Loss) Per Common Share, Weighted Average Common Shares Outstanding – Adjusted Operating and Adjusted Book Value Per Common Share

Adjusted operating earnings (loss) per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe using these measures represent an economic view of our share counts and provide a simplified and consistent view of our outstanding shares. Adjusted operating earnings (loss) per common share is calculated as the adjusted operating income (loss) available to common shareholders, over the weighted average common shares outstanding – adjusted operating. Adjusted book value per common share is calculated as the adjusted AHL common shareholders’ equity divided by the adjusted operating common shares outstanding. Effective February 28, 2020, all Class B common shares were converted into Class A common shares and all Class M common shares were converted into warrants and Class A common shares. Our Class B common shares were economically equivalent to Class A common shares and could have been converted to Class A common shares on a one-for-one basis at any time. Our Class M common shares were in the legal form of shares but economically functioned as options as they were convertible into Class A common shares after vesting and settlement of the conversion price. In calculating Class A diluted earnings per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards were not dilutive, after considering the dilutive effects of the more dilutive securities in the sequence, they were excluded. Weighted average common shares outstanding – adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings (loss) per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share should not be used as a substitute for basic earnings (loss) per share – Class A common shares, basic weighted average common shares outstanding – Class A or book value per common share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt divided by adjusted AHL shareholders’ equity. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to total debt and shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

Retirement Services Net Investment Spread, Investment Margin on Deferred Annuities and Operating Expenses

Net investment spread is a key measurement of the profitability of our Retirement Services segment. Net investment spread measures our investment performance less the total cost of our liabilities. Net investment earned rate is a key measure of our investment performance, while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Investment margin on our deferred annuities measures our investment performance less the cost of crediting for our deferred annuities, which make up a significant portion of our net reserve liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets that does not correspond to GAAP net investment income. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, excluding the impacts of our investment in Apollo, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to arrive at our net investment earned rate add (a) alternative investment gains and losses, (b) gains and losses related to trading securities for CLOs, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the ACRA noncontrolling interest as well as the gain or loss on our investment in Apollo. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Cost of funds is computed as the total liability costs divided by the average net invested assets, excluding our investment in Apollo, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

Cost of crediting includes the costs for both deferred annuities and institutional products. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of PRT costs including interest credited, benefit payments and other reserve changes, net of premiums received when issued, as well as funding agreement costs including the interest payments and other reserve changes. Cost of crediting is computed as the cost of crediting for deferred annuities and institutional products divided by the average net invested assets, excluding the investment in Apollo, for the relevant periods. Cost of crediting on deferred annuities is computed as the net interest credited on fixed strategies and option costs on indexed annuity strategies divided by the average net account value of our deferred annuities. Cost of crediting on institutional products is computed as the PRT and funding agreement costs divided by the average net institutional reserve liabilities. Our average net invested assets, excluding our investment in Apollo, net account values and net institutional reserve liabilities are averaged over the number of quarters in the relevant period to obtain our associated cost of crediting for such period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represents the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets, excluding our investment in Apollo, is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets includes (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but does not include the proportionate share of investments associated with the noncontrolling interest. Net invested assets also includes our investment in Apollo. Our net invested assets, excluding our investment in Apollo, are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under GAAP.

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

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended March 31,
(In millions, except percentages)	2020	2019
Revenues	$(1,549)	$4,995
Benefits and expenses	(167)	4,255
Income (loss) before income taxes	(1,382)	740
Income tax expense (benefit)	(166)	32
Net income (loss)	(1,216)	708
Less: Net loss attributable to noncontrolling interests	(169)	—
Net income (loss) attributable to Athene Holding Ltd.	(1,047)	708
Less: Preferred stock dividends	18	—
Net income (loss) available to AHL common shareholders	$(1,065)	$708

ROE	(36.5)%	30.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

In this section, references to 2020 refer to the three months ended March 31, 2020 and references to 2019 refer to the three months ended March 31, 2019.

Net Income (Loss) Available to AHL Common Shareholders

Net income (loss) available to AHL common shareholders decreased by $1.8 billion, or 250%, to $(1.1) billion in 2020 from $708 million in 2019. ROE decreased to (36.5)% from 30.8% in 2019. The decrease in net income (loss) available to AHL common shareholders was driven by a $6.5 billion decrease in revenues, partially offset by a decrease of $4.4 billion in benefits and expenses and a $198 million decrease in income tax expenses.

Revenues

Revenues decreased by $6.5 billion to $(1.5) billion in 2020 from $5.0 billion in 2019. The decrease was driven by a decrease in investment related gains and losses, a decrease in premiums, and a decrease in net investment income.

Investment related gains and losses decreased by $5.3 billion to $(3.6) billion in 2020 from $1.8 billion in the prior year, primarily due to the change in fair value of FIA hedging derivatives, the change in fair value of reinsurance assets, the provision for credit losses, the change in fair value of trading securities and a decrease in equity securities reflecting the decline in financial markets. The change in fair value of FIA hedging derivatives decreased $2.4 billion driven by the unfavorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which decreased 20.0% in 2020, compared to an increase of 13.1% in 2019. The change in fair value of reinsurance assets decreased $2.3 billion primarily driven by the change in the value of the underlying assets related to credit spreads widening, partially offset by the decrease in U.S. Treasury rates. The unfavorable provision for credit losses of $284 million was primarily a result of the forecasted economic downturn from the spread of COVID-19. The unfavorable change in fair value of trading securities of $279 million was comprised primarily of a decrease in AmerUs Closed Block assets of $97 million, CLO equity securities, non-redeemable preferred stock and other trading securities primarily due to credit spreads widening, partially offset by the decrease in U.S. Treasury rates.

Premiums decreased by $860 million to $1.1 billion in 2020 from $2.0 billion in the prior year, driven by lower PRT premiums compared to prior year.

Net investment income decreased by $337 million to $745 million in 2020 from $1.1 billion in the prior year, primarily driven by an unrealized loss on our investment in Apollo of $297 million due to the decrease in share price and an increase in the liquidity discount, alternative investment losses, higher investment management fees due primarily to increased invested assets compared to the prior year and lower floating rate income due to the lower interest rate environment.

Benefits and Expenses

Benefits and expenses decreased by $4.4 billion to $(167) million in 2020 from $4.3 billion in 2019. The decrease was driven by a decrease in interest sensitive contract benefits, a decrease in future policy and other policy benefits and a decrease in DAC, DSI and VOBA amortization.

Interest sensitive contract benefits decreased by $2.8 billion to $(1.3) billion in 2020 from $1.5 billion in 2019, driven by a decrease in FIA fair value embedded derivatives of $2.8 billion. The change in the FIA fair value embedded derivatives was primarily due the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 20.0% in 2020, compared to an increase of 13.1% in 2019, as well as a favorable change in discount rates used in our embedded derivative calculations as the current year experienced an increase in discount rates compared to 2019, which experienced a decrease in discount rates.
Future policy and other policy benefits decreased by $973 million to $1.4 billion in 2020 from $2.3 billion in 2019, primarily attributable to lower PRT obligations, a decrease in the change in AmerUs Closed Block fair value liability and a decrease in the change in rider reserves. The favorable change in the AmerUs Closed Block fair value liability of $105 million was primarily driven by the increase in unrealized losses on the underlying investments related to credit spreads widening, partially offset by the decrease in U.S. Treasury rates compared to prior year. The change in rider reserve of $46 million was primarily due to the unfavorable change in reinsurance embedded derivatives, partially offset by the favorable net change in FIA derivatives, unfavorable impacts from equity market performance and growth in the block of business.

DAC, DSI and VOBA amortization decreased by $639 million to $(403) million in 2020 from $236 million in 2019, primarily due to the unfavorable change in investment related gains and losses as a result of an unfavorable change in reinsurance embedded derivatives, partially offset by the favorable net change in FIA derivatives, unfavorable impacts from equity market performance and growth in the block of business.

Taxes

Income tax expense (benefit) decreased by $198 million to $(166) million in 2020 from $32 million in 2019. The income tax benefit for 2020 was primarily driven by lower income before tax resulting from the unfavorable change in reinsurance embedded derivatives and unrealized losses on our investment in Apollo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our effective tax rate in the first quarter of 2020 was (12%) and 4% in 2019. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest decreased by $169 million to $(169) million in 2020 from $0 million in 2019, driven by a net loss related to noncontrolling interests in ACRA following the sale of a 67% interest in ACRA to ADIP on October 1, 2019. There was no significant noncontrolling interest prior to the ACRA sale to ADIP.

Preferred Stock Dividends

Preferred stock dividends increased by $18 million to $18 million in 2020 from $0 million in 2019, driven by our issuance of preferred stock in in June and September of 2019.

Results of Operations by Segment

The following summarizes our adjusted operating income (loss) available to common shareholders by segment:

	Three months ended March 31,
(In millions, except percentages)	2020	2019
Net income (loss) available to AHL common shareholders	$(1,065)	$708

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	12	12
Unrealized, allowances and other investment gains (losses)	(369)	29
Change in fair value of reinsurance assets	(1,277)	616
Offsets to investment gains (losses)	495	(199)
Investment gains (losses), net of offsets	(1,139)	458
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	65	(27)
Integration, restructuring and other non-operating expenses	(4)	(1)
Stock compensation expense	(10)	(3)
Income tax (expense) benefit – non-operating	131	(6)
Less: Total non-operating adjustments	(957)	421
Adjusted operating income (loss) available to common shareholders	$(108)	$287

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$204	$286
Corporate and Other	(312)	1
Adjusted operating income (loss) available to common shareholders	$(108)	$287

Adjusted operating ROE	(4.4)%	12.8%
Retirement Services adjusted operating ROE	10.6%	14.4%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders decreased by $395 million, or 138%, to $(108) million in 2020 from $287 million in 2019. Adjusted operating ROE was (4.4)%, down from 12.8% in 2019. Adjusted operating income (loss) available to common shareholders excluding the investment in Apollo, net of tax was $131 million for the three months ended March 31, 2020. The decrease in adjusted operating income (loss) available to common shareholders was primarily driven by a decrease in our Corporate and Other segment of $313 million, as well as a decrease in our Retirement Services segment of $82 million.

Our consolidated net investment earned rate was 3.87% in 2020, a decrease from 4.28% in 2019, primarily due to the unfavorable performance in our alternative portfolio as well as less favorable performance of our fixed and other investment portfolio. Alternative net investment earned rate was (2.58)% in 2020, a decrease from 4.36% in 2019, driven by a decrease in the market value of the equity position in OneMain as well as decreases in credit fund and MidCap returns. Fixed and other net investment earned rate was 4.20% in 2020, a decrease from 4.28% in 2019, driven by lower floating rate investment income and higher investment management fees due primarily to increased invested assets compared to the prior year, partially offset by higher bond call income and mortgage prepayments.

Non-operating Adjustments

Non-operating adjustments decreased by $1.4 billion to $(957) million in 2020 from $421 million in 2019. The decrease in non-operating adjustments was primarily driven by the unfavorable changes in fair value of reinsurance assets and credit loss allowances, partially offset by the favorable change in net FIA derivatives. The change in fair value of reinsurance assets were unfavorable by $1.9 billion due to credit spreads widening, partially offset by a decrease in U.S. Treasury rates. The change in provision for credit loss in 2020 of $284 million was primarily a result of the forecasted economic downturn from the spread of COVID-19. Net FIA derivatives were favorable by $92 million primarily due to the favorable change in discount rates used in our embedded derivative calculations, partially offset by the unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index.

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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $82 million, or 29%, to $204 million in 2020, from $286 million in 2019. Adjusted operating ROE was 10.6%, down from 14.4% in the prior period. The decrease in adjusted operating income available to common shareholders was driven by higher cost of funds, partially offset by higher net investment earnings. Cost of funds were $87 million higher primarily related to unfavorable rider reserves and DAC amortization related to unfavorable impacts from equity market performance and higher k-factors, partially offset by lower gross profits. Net investment earnings increased $13 million primarily driven by $5.9 billion of growth in our average net invested assets from prior year attributed to a strong growth in deposits as well as higher bond call income and mortgage prepayments, partially offset by lower floating rate investment income, alternative investment losses and higher investment management fees due primarily to increased invested assets compared to the prior year.

Net Investment Spread

	Three months ended March 31,
	2020	2019
Net investment earned rate	4.04%	4.21%
Cost of funds	3.01%	2.85%
Net investment spread	1.03%	1.36%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 33 basis points to 1.03% in 2020 from 1.36% in 2019. Net investment earned rate decreased due to a decline in alternative net investment earned rate and fixed and other net investment earned rate. The alternative net investments earned rate decreased in 2020 to 0.56% from 2.13% in 2019, driven by lower credit fund returns, mainly PK AirFinance equities, as well as a lower MidCap return mainly due to a decrease in valuation reflecting an increase in loan loss assumptions and lower origination volumes due to the current interest rate environment. The fixed and other net investment earned rate decreased in 2020 to 4.20% from 4.28% in 2019, primarily attributed to lower floating rate income and higher investment management fees due primarily to increased invested assets compared to the prior year, partially offset by higher bond call income and mortgage prepayments.

Cost of funds increased by 16 basis points to 3.01% in 2020, from 2.85% in 2019, primarily driven by unfavorable rider reserves and DAC amortization due to unfavorable impacts from equity market performance and higher k-factors, partially offset by lower gross profits and lower cost of crediting. Cost of crediting decreased 8 basis points primarily driven by favorable rate actions on deferred annuities, a decrease in floating rate funding agreement rates and a decrease in PRT rates.

Investment Margin on Deferred Annuities

	Three months ended March 31,
	2020	2019
Net investment earned rate	4.04%	4.21%
Cost of crediting on deferred annuities	1.91%	1.98%
Investment margin on deferred annuities	2.13%	2.23%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 10 basis points to 2.13% in 2020, from 2.23% in 2019, driven by a decrease in the net investment earned rate, partially offset by a decrease in the cost of crediting on deferred annuities from the prior year as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Corporate and Other

Corporate and Other includes certain other operations related to our corporate activities such as corporate allocated expenses, merger and acquisition costs, debt costs, preferred stock dividends, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In addition, we also hold capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders decreased by $313 million to $(312) million in 2020, from $1 million in 2019. The decrease in adjusted operating income (loss) available to common shareholders was primarily driven by a $239 million loss on the strategic investment in Apollo, net of tax, alternative investment losses attributed to a decrease in market value of the equity position in OneMain and lower credit fund income related to CLO equity declines, as well as preferred stock dividends.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $122.0 billion and $130.6 billion as of March 31, 2020 and December 31, 2019, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $121.2 billion and $117.5 billion as of March 31, 2020 and December 31, 2019, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

The following table presents the carrying values of our total investments and investments in related parties:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$65,671	53.9%	$71,374	54.7%
Trading securities, at fair value	1,979	1.6%	2,070	1.6%
Equity securities, at fair value	206	0.2%	247	0.2%
Mortgage loans, net of allowances	14,395	11.8%	14,306	11.0%
Investment funds	740	0.6%	750	0.6%
Policy loans	403	0.3%	417	0.3%
Funds withheld at interest	13,716	11.3%	15,181	11.6%
Derivative assets	1,610	1.3%	2,888	2.2%
Short-term investments	583	0.5%	596	0.5%
Other investments	172	0.1%	158	0.1%
Total investments	99,475	81.6%	107,987	82.8%
Investments in related parties
AFS securities, at fair value	3,546	2.9%	3,804	2.9%
Trading securities, at fair value	718	0.6%	785	0.6%
Equity securities, at fair value	49	—%	64	0.0%
Mortgage loans, net of allowances	623	0.5%	653	0.5%
Investment funds	4,631	3.8%	3,550	2.7%
Funds withheld at interest	12,452	10.2%	13,220	10.1%
Other investments, net of allowances	475	0.4%	487	0.4%
Total related party investments	22,494	18.4%	22,563	17.2%
Total investments including related party	$121,969	100.0%	$130,550	100.0%

The decrease in our total investments, including related party, as of March 31, 2020 of $8.6 billion compared to December 31, 2019 was mainly driven by unrealized losses on AFS securities of $6.0 billion attributed to significant widening of credit spreads, partially offset by a decrease in U.S. Treasury rates, a decrease in derivative assets due to unfavorable equity market performance and a decrease in asset purchases from the prior quarter driven by the low interest rate environment as well as an effort to increase liquidity. The decrease was partially offset by growth from organic deposits of $3.9 billion in excess of liability outflows of $2.7 billion as well as an increase in investment funds driven by our investment in Apollo of $850 million.

Our investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs, and ABS.

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

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

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

AFS securities are carried at fair value on our condensed consolidated balance sheets. Changes in fair value of our AFS securities, net of related DAC, DSI and VOBA amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$37	$—	$3	$—	$40	0.1%
U.S. state, municipal and political subdivisions	815	—	102	(8)	909	1.3%
Foreign governments	278	—	14	(1)	291	0.4%
Corporate	44,315	(15)	2,138	(1,970)	44,468	64.3%
CLO	8,057	—	4	(1,420)	6,641	9.6%
ABS	4,970	(5)	32	(434)	4,563	6.6%
CMBS	2,431	(4)	65	(201)	2,291	3.3%
RMBS	6,673	(54)	116	(267)	6,468	9.3%
Total AFS securities	67,576	(78)	2,474	(4,301)	65,671	94.9%
AFS securities – related party
Corporate	18	—	1	—	19	—%
CLO	1,226	—	—	(186)	1,040	1.5%
ABS	2,760	—	1	(274)	2,487	3.6%
Total AFS securities – related party	4,004	—	2	(460)	3,546	5.1%
Total AFS securities including related party	$71,580	$(78)	$2,476	$(4,761)	$69,217	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$35	$1	$—	$36	0.0%
U.S. state, municipal and political subdivisions	1,322	220	(1)	1,541	2.1%
Foreign governments	298	29	—	327	0.4%
Corporate	44,106	3,332	(210)	47,228	62.8%
CLO	7,524	21	(196)	7,349	9.8%
ABS	5,018	124	(24)	5,118	6.8%
CMBS	2,304	104	(8)	2,400	3.2%
RMBS	6,872	513	(10)	7,375	9.8%
Total AFS securities	67,479	4,344	(449)	71,374	94.9%
AFS securities – related party
Corporate	18	1	—	19	0.0%
CLO	951	3	(18)	936	1.3%
ABS	2,814	37	(2)	2,849	3.8%
Total AFS securities – related party	3,783	41	(20)	3,804	5.1%
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$14,483	20.9%	$14,956	19.9%
Financial	14,243	20.6%	15,286	20.3%
Utilities	10,255	14.8%	11,217	14.9%
Communication	2,592	3.8%	2,739	3.7%
Transportation	2,914	4.2%	3,049	4.1%
Total corporate	44,487	64.3%	47,247	62.9%
Other government-related securities
U.S. state, municipal and political subdivisions	909	1.3%	1,541	2.1%
Foreign governments	291	0.4%	327	0.4%
U.S. government and agencies	40	0.1%	36	—%
Total non-structured securities	45,727	66.1%	49,151	65.4%
Structured securities
CLO	7,681	11.1%	8,285	11.0%
ABS	7,050	10.2%	7,967	10.6%
CMBS	2,291	3.3%	2,400	3.2%
RMBS
Agency	10	—%	3	—%
Non-agency	6,458	9.3%	7,372	9.8%
Total structured securities	23,490	33.9%	26,027	34.6%
Total AFS securities including related party	$69,217	100.0%	$75,178	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $69.2 billion and $75.2 billion as of March 31, 2020 and December 31, 2019, respectively. The decrease was mainly driven by the change in unrealized losses on AFS securities. The decrease in unrealized losses on AFS securities was attributed to the significant widening of credit spreads, partially offset by a decrease in U.S. Treasury rates. The overall decrease in AFS securities was partially offset by growth in deposits over liability outflows.

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

The NAIC designation determines the associated level of risk-based capital (RBC) that an insurer is required to hold for all securities owned by the insurer. In general, under the modeled LBaSS process and, prior to January 1, 2019, the non-modeled LBaSS process, the larger the discount to par value at the time of determination, the higher the NAIC designation the LBaSS will have.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2020			December 31, 2019
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$36,068	$35,844	51.8%	$36,392	$38,667	51.4%
2	30,894	29,432	42.5%	30,752	32,336	43.0%
Total investment grade	66,962	65,276	94.3%	67,144	71,003	94.4%
3	3,677	3,117	4.5%	3,237	3,300	4.4%
4	805	710	1.0%	740	740	1.0%
5	93	72	0.1%	102	94	0.1%
6	43	42	0.1%	39	41	0.1%
Total below investment grade	4,618	3,941	5.7%	4,118	4,175	5.6%
Total AFS securities including related party	$71,580	$69,217	100.0%	$71,262	$75,178	100.0%

A significant majority of our AFS portfolio, 94.3% and 94.4% as of March 31, 2020 and December 31, 2019, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$26,515	38.3%	$28,299	37.7%
BBB	25,198	36.4%	29,032	38.6%
Non-rated[1]	10,268	14.8%	10,014	13.3%
Total investment grade	61,981	89.5%	67,345	89.6%
BB	3,193	4.6%	3,403	4.5%
B	810	1.2%	813	1.1%
CCC	1,722	2.5%	1,981	2.6%
CC and lower	918	1.3%	1,076	1.4%
Non-rated[1]	593	0.9%	560	0.8%
Total below investment grade	7,236	10.5%	7,833	10.4%
Total AFS securities including related party	$69,217	100.0%	$75,178	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, and prior to January 1, 2019, non-modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 10.5% and 10.4% as of March 31, 2020 and December 31, 2019, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of March 31, 2020 and December 31, 2019, non-rated securities were comprised 64% and 61%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 21% and 24%, respectively, were comprised of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of March 31, 2020 and December 31, 2019, 95% and 95%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $7.1 billion and $8.0 billion as of March 31, 2020 and December 31, 2019, respectively. The decrease in our ABS portfolio is mainly driven by sales and maturities in excess of new purchases in an effort to increase liquidity as well as unrealized losses due to credit spreads widening, partially offset by the lower interest rate environment. As of March 31, 2020 and December 31, 2019, our ABS portfolio included $6.6 billion (94% of the total) and $7.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $6.6 billion (93% of the total) and $7.4 billion (92% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $7.7 billion and $8.3 billion as of March 31, 2020 and December 31, 2019, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$4,888	63.6%	$4,626	55.9%
2	2,738	35.7%	3,499	42.2%
Total investment grade	7,626	99.3%	8,125	98.1%
3	48	0.6%	133	1.6%
4	7	0.1%	20	0.2%
5	—	—%	7	0.1%
6	—	—%	—	—%
Total below investment grade	55	0.7%	160	1.9%
Total AFS CLO including related party	$7,681	100.0%	$8,285	100.0%

NRSRO rating agency designation
AAA/AA/A	$4,888	63.6%	$4,626	55.9%
BBB	2,738	35.7%	3,499	42.2%
Non-rated	—	—%	—	—%
Total investment grade	7,626	99.3%	8,125	98.1%
BB	48	0.6%	133	1.6%
B	7	0.1%	20	0.2%
CCC	—	—%	7	0.1%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	55	0.7%	160	1.9%
Total AFS CLO including related party	$7,681	100.0%	$8,285	100.0%

As of March 31, 2020 and December 31, 2019, a substantial majority of our AFS CLO portfolio, 99.3% and 98.1%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology and based on NRSRO ratings. The decrease in our CLO portfolio is mainly driven by unrealized losses due to credit spreads widening, partially offset by the lower interest rate environment.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.3 billion and $2.4 billion as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, our CMBS portfolio included $2.1 billion (90% of the total) and $2.1 billion (89% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.7 billion (74% of the total) and $1.7 billion (72% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.5 billion and $7.4 billion as of March 31, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$5,915	91.4%	$6,701	90.9%
2	239	3.7%	330	4.5%
Total investment grade	6,154	95.1%	7,031	95.4%
3	258	4.0%	289	3.9%
4	49	0.8%	52	0.7%
5	5	0.1%	3	—%
6	2	—%	—	—%
Total below investment grade	314	4.9%	344	4.6%
Total AFS RMBS	$6,468	100.0%	$7,375	100.0%

NRSRO rating agency designation
AAA/AA/A	$668	10.3%	$715	9.7%
BBB	507	7.8%	606	8.2%
Non-rated[1]	2,116	32.7%	2,428	32.9%
Total investment grade	3,291	50.8%	3,749	50.8%
BB	266	4.1%	281	3.8%
B	217	3.4%	232	3.2%
CCC	1,643	25.4%	1,890	25.6%
CC and lower	918	14.2%	1,074	14.6%
Non-rated[1]	133	2.1%	149	2.0%
Total below investment grade	3,177	49.2%	3,626	49.2%
Total AFS RMBS	$6,468	100.0%	$7,375	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 95.1% and 95.4% as of March 31, 2020 and December 31, 2019, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of March 31, 2020 and December 31, 2019, NRSRO characterized 50.8% and 50.8%, respectively, of our RMBS portfolio as investment grade. The decrease in our RMBS portfolio is mainly driven by unrealized losses due to credit spreads widening, partially offset by the lower interest rate environment.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of March 31, 2020, our AFS securities, including related party, had a fair value of $69.2 billion, which was 3.3% below amortized cost of $71.6 billion. As of December 31, 2019, our AFS securities, including related party, had a fair value of $75.2 billion, which was 5.5% above amortized cost of $71.3 billion. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	March 31, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$17,205	$(1,595)	$15,610	90.7%	$35,844	(4.4)%
2	17,337	(2,358)	14,979	86.4%	29,432	(8.0)%
Total investment grade	34,542	(3,953)	30,589	88.6%	65,276	(6.1)%
3	3,027	(554)	2,473	81.7%	3,117	(17.8)%
4	671	(88)	583	86.9%	710	(12.4)%
5	66	(16)	50	75.8%	72	(22.2)%
6	39	(2)	37	94.9%	42	(4.8)%
Total below investment grade	3,803	(660)	3,143	82.6%	3,941	(16.7)%
Total	$38,345	$(4,613)	$33,732	88.0%	$69,217	(6.7)%

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	December 31, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,672	$(160)	$5,512	97.2%	$38,667	(0.4)%
2	5,252	(223)	5,029	95.8%	32,336	(0.7)%
Total investment grade	10,924	(383)	10,541	96.5%	71,003	(0.5)%
3	945	(41)	904	95.7%	3,300	(1.2)%
4	338	(34)	304	89.9%	740	(4.6)%
5	79	(11)	68	86.1%	94	(11.7)%
6	1	—	1	100.0%	41	—%
Total below investment grade	1,363	(86)	1,277	93.7%	4,175	(2.1)%
Total	$12,287	$(469)	$11,818	96.2%	$75,178	(0.6)%

The gross unrealized losses on AFS securities, including related parties, were $4.6 billion and $469 million as of March 31, 2020 and December 31, 2019, respectively. The increase in unrealized losses was driven by credit spreads widening, partially offset by the decrease in U.S. Treasury rates during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019, we held $4.4 billion and $5.6 billion, respectively in energy sector fixed maturity securities, or 6% and 7% of the total fixed maturity securities, respectively, including related parties for each period. The gross unrealized capital losses on these securities were $839 million and $65 million, or 18% and 14% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2020, we recorded a change in provision for credit losses on AFS securities of $61 million, which were primarily driven by an increase in RMBS and corporate allowances. The intent-to-sell impairments for the three months ended March 31, 2020 were $13 million primarily related to corporates. During the three months ended March 31, 2019, we recorded $1 million of OTTI impairments. The annualized intent-to-sell impairments we experienced for the three months ended March 31, 2020 translate into 4 basis points of average net invested assets, which exclude the ACRA noncontrolling interest. The annualized OTTI losses we experienced for the three months ended March 31, 2019 translate into less than 1 basis point of average net invested assets.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of March 31, 2020 and December 31, 2019, 32% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	March 31, 2020			December 31, 2019
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$1,242	$1,076	4.8%	$1,109	$1,137	4.7%
Italy	6	7	—%	6	7	—%
Spain	66	67	0.3%	66	71	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	1,314	1,150	5.1%	1,181	1,215	4.9%
Other Europe	7,245	7,044	31.7%	7,333	7,711	32.1%
Total Europe	8,559	8,194	36.8%	8,514	8,926	37.0%
Non-U.S. North America	12,326	10,736	48.3%	11,650	11,670	48.5%
Australia & New Zealand	1,821	1,842	8.3%	1,853	1,966	8.2%
Central & South America	487	460	2.1%	473	501	2.1%
Africa & Middle East	411	402	1.8%	350	379	1.6%
Asia/Pacific	610	598	2.7%	580	616	2.6%
Total	$24,214	$22,232	100.0%	$23,420	$24,058	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 96.2% and 95.8% of these securities are investment grade by NAIC designation as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-U.S. North America for which underlying investments are largely loans to U.S. issuers) and 22% were invested in securities of other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $1.2 billion of exposure in these countries as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, we held United Kingdom and Channel Islands AFS securities of $2.9 billion, or 4.2% of our AFS securities, including related parties. As of March 31, 2020, these securities were in a net unrealized loss position of $141 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.7 billion and $2.9 billion as of March 31, 2020 and December 31, 2019, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$3,465	23.1%	$2,899	19.3%
Retail	2,117	14.1%	2,182	14.6%
Apartment	2,333	15.5%	2,142	14.3%
Hotels	1,062	7.1%	1,104	7.4%
Industrial	1,402	9.3%	1,448	9.7%
Other commercial[1]	699	4.7%	730	4.9%
Total net commercial mortgage loans	11,078	73.8%	10,505	70.2%
Residential loans	3,940	26.2%	4,454	29.8%
Total mortgage loans, net of allowances	$15,018	100.0%	$14,959	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $15.0 billion as of both March 31, 2020 and December 31, 2019. This included $2.0 billion and $1.9 billion of mezzanine mortgage loans as of March 31, 2020 and December 31, 2019, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Loan-to-value ratios at the time of loan approval are generally 75% or less.

Our mortgage loans are primarily stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of credit loss allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective interest method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2020 and December 31, 2019, we had $75 million and $67 million, respectively, of mortgage loans that were 90 days past due, of which $36 million and $33 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of March 31, 2020, we had valuation allowances of $424 million comprising of $343 million of CML and $81 million of RML allowances. During the three months ended March 31, 2020, we recorded a change in provision for credit losses on CMLs of $166 million and RMLs of $37 million. The increase in provision for credit losses was primarily a result of the economic downturn experienced from the spread of COVID-19. As of December 31, 2019, we had a valuation allowance of $11 million.

Investment Funds

Our investment funds investment strategy primarily focuses on funds with core holdings of credit assets, real assets, real estate, preferred equity and income producing assets. Our investment funds generally meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$284	5.3%	$277	6.4%
Credit funds	122	2.3%	153	3.6%
Private equity	244	4.5%	236	5.5%
Real assets	89	1.7%	83	2.0%
Natural resources	1	—%	1	—%
Total investment funds	740	13.8%	750	17.5%
Investment funds – related parties
Differentiated investments
MidCap	508	9.5%	547	12.7%
AmeriHome	508	9.5%	487	11.3%
Catalina	296	5.5%	271	6.3%
Athora	130	2.4%	132	3.1%
Venerable	110	2.1%	99	2.3%
Other	281	5.2%	222	5.2%
Total differentiated investments	1,833	34.2%	1,758	40.9%
Real estate	775	14.4%	853	19.8%
Credit funds	446	8.3%	370	8.6%
Private equity	227	4.2%	105	2.4%
Real assets	256	4.8%	182	4.2%
Natural resources	200	3.7%	163	3.8%
Public equities	44	0.8%	119	2.8%
Investment in Apollo	850	15.8%	—	—%
Total investment funds – related parties	4,631	86.2%	3,550	82.5%
Total investment funds including related parties	$5,371	100.0%	$4,300	100.0%

Overall, the total investment funds, including related party, were $5.4 billion and $4.3 billion, respectively, as of March 31, 2020 and December 31, 2019. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by our investment in Apollo of $850 million at March 31, 2020.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC and Lincoln. As of March 31, 2020, the significant majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of B+ or better (based on an A.M. Best scale).

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses). Although we do not directly control the underlying investments in the funds withheld at interest, in each instance the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$15	0.1%	$15	0.1%
U.S. state, municipal and political subdivisions	324	1.2%	482	1.7%
Foreign governments	134	0.5%	143	0.5%
Corporate	13,156	50.3%	14,590	51.4%
CLO	2,283	8.7%	2,586	9.1%
ABS	2,149	8.2%	2,510	8.8%
CMBS	475	1.8%	756	2.7%
RMBS	1,302	5.0%	1,482	5.2%
Equity securities	61	0.2%	74	0.3%
Mortgage loans	4,411	16.9%	4,357	15.3%
Investment funds	927	3.6%	807	2.8%
Derivative assets	65	0.2%	224	0.8%
Short-term investments	127	0.5%	157	0.6%
Cash and cash equivalents	807	3.1%	239	0.8%
Other assets and liabilities	(68)	(0.3)%	(21)	(0.1)%
Total funds withheld at interest including related party	$26,168	100.0%	$28,401	100.0%

As of March 31, 2020 and December 31, 2019, we held $26.2 billion and $28.4 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 94.1% and 94.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2020 and December 31, 2019, respectively. The decrease in funds withheld at interest receivables, including related party, was primarily driven by unrealized losses on fixed maturity securities due to credit spreads widening, partially offset by the decrease in U.S. Treasury rates, as well as run-off in the underlying blocks of business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$54,666	45.1%	$55,077	46.9%
CLO	11,118	9.2%	10,223	8.7%
Credit	65,784	54.3%	65,300	55.6%
RMBS	8,123	6.7%	8,394	7.1%
CML	14,954	12.3%	14,038	12.0%
RML	4,112	3.4%	4,490	3.8%
CMBS	2,846	2.3%	2,930	2.5%
Real estate	30,035	24.7%	29,852	25.4%
ABS	10,292	8.5%	10,317	8.8%
Alternative investments	5,787	4.8%	5,586	4.8%
State, municipal, political subdivisions and foreign government	1,557	1.3%	2,260	1.9%
Equity securities	369	0.3%	365	0.3%
Short-term investments	604	0.5%	624	0.5%
U.S. government and agencies	51	—%	49	—%
Other investments	18,660	15.4%	19,201	16.3%
Cash and equivalents	4,718	3.9%	1,958	1.7%
Policy loans and other	1,153	1.0%	1,175	1.0%
Net invested assets excluding investment in Apollo	120,350	99.3%	117,486	100.0%
Investment in Apollo	850	0.7%	—	—%
Net invested assets	$121,200	100.0%	$117,486	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $121.2 billion and $117.5 billion as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, our net invested assets were mainly comprised of 45.1% of corporate securities, 26.7% of structured securities, 15.7% of mortgage loans and 4.8% of alternative investments. Corporate securities included $16.0 billion of private placements, which represented 13.2% of our net invested assets. The increase in net invested assets as of March 31, 2020 from December 31, 2019 was primarily driven by growth in deposits over liability outflows, and our investment in Apollo of $850 million and reinvestment of earnings.

In managing our business we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our net reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also adjust for VIEs in order to show the net investment in the funds, which are included in the alternative investments line above as well as adjust for the allowance for credit losses. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but excludes the proportionate share of investments associated with the noncontrolling interest.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested assets, excluding our strategic investment in Apollo, is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	March 31, 2020		December 31, 2019
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$621	10.7%	$595	10.7%
MidCap	508	8.8%	547	9.8%
Catalina	296	5.1%	271	4.9%
Venerable	110	1.9%	99	1.8%
Other	332	5.7%	208	3.7%
Total differentiated investments	1,867	32.2%	1,720	30.9%
Real estate	1,410	24.4%	1,430	25.6%
Credit	950	16.4%	968	17.3%
Private equity	495	8.6%	378	6.8%
Real assets	385	6.6%	349	6.2%
Natural resources	61	1.1%	51	0.9%
Other	58	1.0%	58	1.0%
Total Retirement Services alternative investments	5,226	90.3%	4,954	88.7%
Corporate and Other
Athora	140	2.4%	140	2.5%
Credit	88	1.5%	128	2.3%
Natural resources	289	5.0%	245	4.4%
Public equities[1]	44	0.8%	119	2.1%
Total Corporate and Other alternative investments	561	9.7%	632	11.3%
Net alternative investments	$5,787	100.0%	$5,586	100.0%

1 As of March 31, 2020, public equities is exclusively comprised of an investment in OneMain Holdings, Inc. (ticker: OMF).

Net alternative investments were $5.8 billion and $5.6 billion as of March 31, 2020 and December 31, 2019, respectively, representing 4.8% of our net invested assets portfolio as of both March 31, 2020 and December 31, 2019, respectively.

Net alternative investments do not correspond to the total investment funds, including related parties and VIEs, on our condensed consolidated balance sheets. As discussed above in the net invested assets section, we adjust the GAAP presentation for funds withheld, modco and VIEs. The investment in Apollo is excluded from our alternative investments, while we include CLO equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our alternative investment in CoInvest VII is substantially comprised of its investment in MidCap, which had a carrying value of $508 million and $547 million as of March 31, 2020 and December 31, 2019, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of (16.06)% and 9.50% for the three months ended March 31, 2020 and 2019, respectively. Alternative investment income (loss) from CoInvest VII was $(21) million and $14 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in alternative investment income for the three months ended March 31, 2020 compared to 2019 was mainly due to a decrease in valuation reflecting an increase in loan loss assumptions and lower origination volumes due to the current interest rate environment.

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

Our alternative investment in A-A Mortgage had a carrying value of $621 million and $595 million as of March 31, 2020 and December 31, 2019, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 16.93% and 14.27% for the three months ended March 31, 2020 and 2019, respectively. Alternative investment income from A-A Mortgage was $26 million and $20 million for the three months ended March 31, 2020 and 2019, respectively.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the net invested asset value of these securities is minor, such securities have resulted in volatility in our statements of income (loss) in recent periods. As of March 31, 2020 and December 31, 2019, we indirectly held public equity positions of $44 million and $119 million, respectively. As of March 31, 2020 and December 31, 2019, we held approximately 2.8 million shares of OneMain with a market value of $44 million and $119 million, respectively. The decrease in market value is driven by the decline in share price, partially offset by dividend received in 2020.

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income (loss) available to common shareholders is included in the Consolidated Results of Operations section.

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

(In millions)	March 31, 2020	December 31, 2019
Total AHL shareholders’ equity	$9,940	$13,391
Less: Preferred stock	1,172	1,172
Total AHL common shareholders’ equity	8,768	12,219
Less: AOCI	(1,174)	2,281
Less: Accumulated change in fair value of reinsurance assets	(155)	493
Total adjusted AHL common shareholders’ equity	$10,097	$9,445

Segment adjusted AHL common shareholders’ equity
Retirement Services	$8,002	$7,443
Corporate and Other	2,095	2,002
Total adjusted AHL common shareholders’ equity	$10,097	$9,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Three months ended March 31,
(In millions)	2020	2019
Average AHL shareholders’ equity	$11,666	$9,197
Less: Average preferred stock	1,172	—
Less: Average AOCI	554	117
Less: Average accumulated change in fair value of reinsurance assets	169	117
Average adjusted AHL common shareholders’ equity	$9,771	$8,963

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$7,722	$8,004
Corporate and Other	2,049	959
Average adjusted AHL common shareholders’ equity	$9,771	$8,963

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP net investment income	$745	2.51%	$1,082	3.85%
Change in fair value of reinsurance assets	270	0.90%	132	0.47%
Alternative income gain (loss)	(101)	(0.34)%	(5)	(0.02)%
ACRA noncontrolling interest	(72)	(0.24)%	—	—%
Apollo investment (income) loss	297	1.00%	—	—%
Held for trading amortization and other	12	0.04%	(6)	(0.02)%
Total adjustments to arrive at net investment earnings/earned rate	406	1.36%	121	0.43%
Total net investment earnings/earned rate	$1,151	3.87%	$1,203	4.28%

Retirement Services	$1,184	4.04%	$1,171	4.21%
Corporate and Other	(33)	(8.14)%	32	13.19%
Total net investment earnings/earned rate	$1,151	3.87%	$1,203	4.28%

Retirement Services average net invested assets	$117,295		$111,443
Corporate and Other average net invested assets ex. Apollo investment	1,624		959
Consolidated average net invested assets ex. Apollo investment	$118,919		$112,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended March 31,
	2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$(1,319)	(4.50)%	$1,516	5.44%
Interest credited other than deferred annuities and institutional products	63	0.21%	55	0.20%
FIA option costs	266	0.91%	278	1.00%
Product charges (strategy fees)	(32)	(0.11)%	(28)	(0.10)%
Reinsurance embedded derivative impacts	14	0.05%	15	0.05%
Change in fair value of embedded derivatives – FIAs	1,504	5.13%	(1,311)	(4.70)%
Negative VOBA amortization	7	0.02%	12	0.04%
ACRA noncontrolling interest	38	0.13%	—	—%
Other changes in interest sensitive contract liabilities	(1)	0.00%	(2)	(0.01)%
Total adjustments to arrive at cost of crediting	1,859	6.34%	(981)	(3.52)%
Retirement Services cost of crediting	$540	1.84%	$535	1.92%

Retirement Services cost of crediting on deferred annuities	$422	1.91%	$444	1.98%
Retirement Services cost of crediting on institutional products	118	3.31%	91	3.69%
Retirement Services cost of crediting	$540	1.84%	$535	1.92%

Retirement Services average net invested assets	$117,295		$111,443
Average account value on deferred annuities	88,119		89,809
Average net institutional reserve liabilities	14,250		9,809

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended March 31,
(In millions)	2020	2019
GAAP benefits and expenses	$(167)	$4,255
Premiums	(1,140)	(2,000)
Product charges	(140)	(125)
Other revenues	2	(12)
Cost of crediting	(259)	(242)
Change in fair value of embedded derivatives – FIA, net of offsets	1,456	(1,260)
DAC, DSI and VOBA amortization related to investment gains and losses	425	(173)
Rider reserves related to investment gains and losses	76	(28)
Policy and other operating expenses, excluding policy acquisition expenses	(117)	(103)
AmerUs closed block fair value liability	45	(53)
ACRA noncontrolling interest	165	—
Other	(4)	1
Total adjustments to arrive at other liability costs	509	(3,995)
Other liability costs	$342	$260

Retirement Services	$342	$260
Corporate and Other	—	—
Consolidated other liability costs	$342	$260

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended March 31,
(In millions)	2020	2019
GAAP policy and other operating expenses	$188	$165
Interest expense	(20)	(17)
Policy acquisition expenses, net of deferrals	(71)	(62)
Integration, restructuring and other non-operating expenses	(4)	(1)
Stock compensation expenses	(10)	(3)
ACRA noncontrolling interest	(4)	—
Total adjustments to arrive at operating expenses	(109)	(83)
Operating expenses	$79	$82

Retirement Services	$68	$62
Corporate and Other	11	20
Consolidated operating expenses	$79	$82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	March 31, 2020	December 31, 2019
Total investments, including related parties	$121,969	$130,550
Derivative assets	(1,610)	(2,888)
Cash and cash equivalents (including restricted cash)	5,983	4,639
Accrued investment income	802	807
Payables for collateral on derivatives	(1,589)	(2,743)
Reinsurance funds withheld and modified coinsurance	355	(1,440)
VIE and VOE assets, liabilities and noncontrolling interest	23	25
Unrealized (gains) losses	2,292	(4,095)
Ceded policy loans	(229)	(235)
Net investment receivables (payables)	(238)	(57)
Allowance for credit losses	505	—
Total adjustments to arrive at gross invested assets	6,294	(5,987)
Gross invested assets	128,263	124,563
ACRA noncontrolling interest	(7,063)	(7,077)
Net invested assets	$121,200	$117,486

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

(In millions)	March 31, 2020	December 31, 2019
Investment funds, including related parties	$5,371	$4,300
Nonredeemable preferred stock included in equity securities	65	78
CLO and ABS equities included in trading securities	308	405
Investment in Apollo	(850)	—
Investment funds within funds withheld at interest	927	807
Royalties and other assets included in other investments	64	67
Unrealized (gains) losses and other adjustments	14	8
ACRA noncontrolling interest	(112)	(79)
Total adjustments to arrive at alternative investments	416	1,286
Net alternative investments	$5,787	$5,586

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	March 31, 2020	December 31, 2019
Total liabilities	$131,649	$132,734
Short-term debt	(400)	(475)
Long-term debt	(986)	(992)
Derivative liabilities	(222)	(97)
Payables for collateral on derivatives and securities to repurchase	(2,883)	(3,255)
Funds withheld liability	(396)	(408)
Other liabilities	(853)	(1,181)
Reinsurance ceded receivables	(5,087)	(4,863)
Policy loans ceded	(229)	(235)
ACRA noncontrolling interest	(6,322)	(6,574)
Other	2	(2)
Total adjustments to arrive at net reserve liabilities	(17,376)	(18,082)
Net reserve liabilities	$114,273	$114,652

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets as of March 31, 2020 was $69.6 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of March 31, 2020 and had a remaining term of approximately five years, subject to up to two one-year extensions. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to agreements with several different financial institutions, pursuant to which we may engage in secured repurchase transactions to obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of both March 31, 2020 and December 31, 2019, approximately 78% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of March 31, 2020 and December 31, 2019, approximately 63% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of March 31, 2020 or December 31, 2019, we had $400 million and $475 million, respectively, of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2020 and December 31, 2019, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $1.4 billion and $1.2 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2020, the total maximum borrowings under the FHLB facility were limited to $19.7 billion. However, our ability to borrow under the facility is constrained by the availability of assets that qualify as eligible collateral under the facility and by the Iowa Code requirement that we maintain funds equivalent to our legal reserve in certain permitted investments, from which we exclude pledged assets. Considering these limitations, we estimate that as of March 31, 2020 we had the ability to draw up to a total of approximately $2.0 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

Securities Repurchase Agreements

We engage in repurchase transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. We require that, at all times during the term of the repurchase agreements, we maintain sufficient cash or other liquid assets sufficient to allow us to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets. As per the terms of the repurchase agreements, we monitor the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of March 31, 2020, the fair value of securities and collateral held by counterparties and payables for repurchase agreements was $1.4 billion and $1.3 billion, respectively.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a 41 basis points per annum commitment fee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2020	2019
Net income (loss)	$(1,216)	$708
Non-cash revenues and expenses	1,987	301
Net cash provided by operating activities	771	1,009
Sales, maturities and repayments of investments	6,214	3,170
Purchases of investments	(6,476)	(6,547)
Other investing activities	(116)	601
Net cash used in investing activities	(378)	(2,776)
Issuance of common stock	350	—
Net proceeds and repayments of debt	(75)	—
Deposits on investment-type policies and contracts	2,838	2,793
Withdrawals on investment-type policies and contracts	(1,633)	(1,638)
Net capital contributions and distributions to/from noncontrolling interests	194	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(372)	812
Preferred stock dividends	(18)	—
Repurchase of common stock	(328)	(51)
Other financing activities	14	(34)
Net cash provided by financing activities	970	1,882
Effect of exchange rate changes on cash and cash equivalents	(22)	—
Net increase (decrease) in cash and cash equivalents[1]	$1,341	$115

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $771 million and $1.0 billion for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from PRT transactions as well as a decrease in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $378 million and $2.8 billion for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily attributed to an increase in the sales. maturities and repayments of investments to increase liquidity in response to the current economic environment and capitalize on growth opportunities as they may arise.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $1.0 billion and $1.9 billion for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash provided by financing activities was primarily attributed to the change in cash collateral posted for derivative transactions driven by unfavorable equity market performance in 2020, an increase in repurchases of common stock, the repayment of $75 million of short-term debt and the payment of preferred stock dividends, partially offset by higher investment-type deposits from retail, flow reinsurance and funding agreement deposits, the issuance of $350 million of common stock as part of the strategic Apollo transaction and net capital contributions from noncontrolling interests.

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

Subject to these limitations and prior notification to the appropriate regulatory agency, the U.S. insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and require the approval of the appropriate regulator prior to payment. AHL does not currently plan on having the U.S. subsidiaries pay any dividends to ALRe.

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

Other Sources of Funding

If needed, we may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit agreement or by pursuing future issuances of debt or equity securities to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preference shares, depositary shares, Class A common shares, warrants and units.

Debt – On January 12, 2018, we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due January 2028 (2028 Notes). On April 3, 2020, we issued $500 million in aggregate principal amount of 6.150% senior unsecured notes due 2030 (2030 Notes).

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

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of March 31, 2020 and December 31, 2019, the revolving note payable had an outstanding balance of $553 million and $38 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In light of the spread of COVID-19 and the resulting impact on economic conditions and the financial markets, additional funding of the type described above may not be available on terms favorable to us or at all. As a result of the economic consequences of the spread of COVID-19, we have observed an increase in our cost of debt. At the time of issuance, our 2028 Notes had a yield to maturity of 4.14% and a spread to benchmark treasury of T + 160 basis points. At the time of issuance, our 2030 Notes had a yield to maturity of 6.18% and a spread to benchmark treasury of T + 550 basis points. In addition, certain covenants in our credit agreement prohibit us from maintaining debt in excess of specified thresholds. Specifically, our credit agreement prohibits us from permitting the Consolidated Debt to Capitalization Ratio (as such term is defined in the credit agreement) to exceed 35% as of the end of any quarter.

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

ALRe statutory capital was $11.0 billion and $9.7 billion as of December 31, 2019 and 2018, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. ALRe’s EBS capital and surplus was $14.1 billion and $12.0 billion, resulting in a BSCR ratio of 310% and 340% as of December 31, 2019 and 2018, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2019 and 2018, ALRe held the appropriate capital to adhere to these regulatory standards. In evaluating our capital position and the amount of capital needed to support our Retirement Services segment, we review our capital by applying the NAIC RBC factors to the statutory financial statements of AHL’s non-U.S. reinsurance subsidiaries, on an aggregate basis. As of December 31, 2019 and 2018, our ALRe RBC was 443% and 405%, respectively. We believe that we enjoy a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position and access to uncalled capital commitments at ACRA, may provide us the opportunity to take advantage of market dislocations as they arise.

Repurchase of Securities

Share Repurchase Program

In December 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. Pursuant to our share repurchase program, we repurchased 10.4 million Class A common shares for $319 million during the three months ended March 31, 2020. As of May 8, 2020, we have repurchased, in the aggregate, 32.8 million Class A common shares for approximately $1.2 billion since inception of our share repurchase program and have $321 million of repurchase authorization remaining. In connection with our strategic initiative to increase available liquidity in response to the spread of COVID-19, during March 2020, management temporarily halted share repurchases under our program.

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

Balance Sheet and Other Arrangements

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in the 2019 Annual Report.

Off Balance Sheet Arrangements

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2019 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•	fair value of investments;

•	credit loss allowances;

•	future policy benefit reserves;

•	derivatives valuation, including embedded derivatives;

•	deferred acquisition costs, deferred sales inducements and value of business acquired;

•	consolidation of VIEs; and

•	valuation allowances on deferred tax assets.

Except as described below under –Investments, the above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2019 Annual Report.

See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for adoption of new and future accounting pronouncements.

Investments

Credit Loss Allowances

Establishing allowances for expected credit losses is a quantitative and qualitative process, which is subject to risks and uncertainties and involves significant estimates and judgments by management. Changes in the estimates and judgments used in such analysis can have a significant impact on our consolidated results of operations.

The allowance for expected credit losses on assets held at amortized cost and off-balance sheet credit exposures is established utilizing quantitative modeling. Key inputs into the model include data pertaining to the characteristics of the assets, historical losses and current market conditions. Additionally, the model incorporates management’s expectations around future economic conditions and macroeconomic forecasts over a reasonable and supportable forecast period, after which the model reverts to historical averages. For residential mortgage loans, key loan characteristics impacting the estimate include among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. For commercial mortgage loans, key loan characteristics impacting the estimate include among others: time to maturity, delinquency status, loan-to-value ratios and debt service coverage ratios. Key macroeconomic variables include unemployment rates, rent growth, capitalization rates, and the housing price index. These inputs, the reasonable and supportable forecast period, and reversion to historical average technique are subject to a formal governance and review process by management. Additionally, management considers qualitative adjustments to the model output to the extent that any relevant information regarding the collectability of the asset is available and not already considered in the quantitative model. If we determine that a financial asset has become collateral dependent, which we determine to occur when foreclosure is probable, the allowance is measured as the difference between amortized cost and the fair value of the collateral, less any expected costs to sell.

We evaluate AFS securities with a fair value that has declined below amortized cost to determine how the decline in fair value should be recognized. If we determine, based on the facts and circumstances related to the specific security, that we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, any existing allowance for credit losses is reversed and the amortized cost of the security is written down to fair value. If neither of these conditions exist, we evaluate whether the decline in fair value has resulted from a credit loss or other factors.

For non-structured AFS securities, we qualitatively consider relevant facts and circumstances in evaluating whether a decline below fair value is credit-related. Relevant facts and circumstances include but are not limited to: (1) the extent to which the fair value is less than amortized cost; (2) changes in agency credit ratings, (3) adverse conditions related to the security’s industry or geographical area, (4) failure to make scheduled payments, and (5) other known changes in the financial condition of the issuer or quality of any underlying collateral or credit enhancements. For structured AFS securities meeting the definition of beneficial interests, the qualitative assessment is bypassed, and any securities having experienced a decline in fair value below amortized cost is subject solely to a quantitative analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If upon completion of this analysis it is determined that a potential credit loss exists, an allowance for expected credit losses is established equal to the amount by which the present value of expected cash flows is less than amortized cost, limited by the amount by which fair value is less than amortized cost. A non-structured security’s cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security-specific facts and circumstances including timing, security interests and loss severity. A structured security’s cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayments and structural support, including subordination and guarantees. The expected cash flows are discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete a structured security. For securities with a contractual interest rate that varies based on changes in an independent factor, such as an index or rate, the effective interest rate is calculated based on the factor as it changes over the life of the security. Inherently under the discounted cash flow model, both the timing and amount of cash flows affect the measurement of the allowance for expected credit losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2019 Annual Report. There have been no material changes to our market risk exposures from those previously disclosed in the 2019 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Effective January 1, 2020, we implemented ASU 2016-13, Financial Instruments – Credit Losses, and other related ASUs, as disclosed in Note 1 – Business, Basis of Presentation and Significant Accounting Policies of the condensed consolidated financial statements. With the implementation, we enhanced our business processes and related control activities to consider new financial reporting requirements, including use of credit loss models, assumptions used in developing our credit loss estimates and new disclosure requirements. Certain of these business processes and control activities, such as the development and maintenance of certain credit loss models, have been outsourced to Apollo, a related party.

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

Item 1A. Risk Factors

The following should be read in conjunction with, and supplement and amend, the factors that may affect our business or operations described in Part I–Item 1A. Risk Factors of our 2019 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in our 2019 Annual Report.

Certain metrics discussed in this section are based on management view and therefore may not correspond to amounts disclosed in our condensed consolidated financial statements or the notes thereto. For example, investment figures cited represent our invested assets, which include assets held by cedants that correspond to liabilities ceded to us. We believe that these metrics provide the most comprehensive view of our risk exposures. See Part 1–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating and Non-GAAP Measures–Net Invested Assets for further discussion.

The following updates and supplements the risk factors described in our 2019 Annual Report:
Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition, results of operations, liquidity, cash flows and other aspects of our business.
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue in the near term. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact, and may cause us to revisit or revise estimates of future earnings or other guidance we have previously provided to the markets. In particular, certain projected financial information previously provided to our shareholders in connection with our recent share issuance transaction with Apollo may as a result of the impact from the COVID-19 pandemic materially differ from our actual results, and should not be relied upon.
While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events. Currently, most of our employees are working remotely with only operationally critical employees working at our facilities for business continuity purposes, to the extent lawfully permitted. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. We also outsource certain critical business activities to third parties. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
With one exception, each of the Non-U.S. Companies (as defined below) currently intends to operate in a manner that will not cause it to be subject to current U.S. federal income taxation on its net income, and certain of them intend to be UK tax resident by reason of having their central management and control exercised in the UK. However, our directors and personnel reside in various jurisdictions and often must travel to carry out their duties in accordance with such intended tax positions. Travel restrictions imposed as a result of the COVID-19 pandemic have limited, and may continue to limit, such travel. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated due to restrictions on the ability of our directors and personnel to carry out their activities from the intended jurisdictions.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. If policyholder lapse and surrender rates significantly exceed our expectations, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on our sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting our business within such geographic areas and/or adversely affecting the general economic climate.
The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or exacerbate the market risk discussed elsewhere in this report and in our 2019 Annual Report. Specifically, our investment portfolio (and, namely, the valuations of invested assets we hold) has been, and may continue to be, adversely affected. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Within our investment portfolio, there is exposure to certain segments of the economy that have been disproportionately affected by the spread of COVID-19, including but not limited to, aviation, real estate (including CMLs, triple net lease investments, RMLs, CMBS, RMBS and related servicer investments), retail, energy and financial services. These investments are subject to increased credit or valuation risk, which could ultimately result in increased investment losses. Our investments in mortgages and mortgage-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for CECL. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.
As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types (e.g. market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our credit agreement, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the spread of COVID-19 has introduced tremendous volatility into the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands.
We have four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:

•
Collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets, such as that experienced during the three months ended March 31, 2020, have and may further increase collateral requirements to counterparties and may create liquidity risk.

•
Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions or otherwise short-term in nature and may be used to fund longer-term assets.

•
Funding Availability: We have availed ourselves of the financial markets for funding (such as through the issuance of senior notes, securities lending and repurchase arrangements and other forms of borrowing in the capital markets). These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

•
Policyholder cash flows: We face potential liquidity risks from unexpected cash demands due to severe mortality, policyholder withdrawals or lapse events. If such events were to occur, we may face unexpectedly high levels of claim payments to policyholders.

If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows.
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.
The following updates and replaces the final paragraph of the similarly named risk factor in our 2019 Annual Report:

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of our investment portfolio, our ability to achieve our hedging objectives and our ability to issue funding agreements bearing a floating rate of interest.
To manage the uncertainty surrounding the discontinuation of LIBOR, we have established a six-phase plan. Our plan is subject to change as we gain additional information. We have created an Executive Steering Committee composed of senior executives to coordinate and oversee execution of our plan. To the extent that management effort and attention is focused on other matters, such as responding to the risk posed by COVID-19, successfully completing all of the phases of our plan prior to the discontinuation of LIBOR could become more difficult. Although we expect that we will be successful at completing all the phases of our plan prior to the discontinuation of LIBOR, we can provide no assurance at this time. Failure to complete all phases of our plan prior to the discontinuation of LIBOR may have a material adverse effect on our business, financial position, results of operations and cash flows. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition-Discontinuation of LIBOR for further discussion.
The following updates and replaces, in their entirety, the similarly named risk factors in our 2019 Annual Report:
Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including MidCap, AmeriHome, Athora and PK AirFinance; industries, including financial services; and asset classes, including real estate.
Concentration risk arises from exposure to significant asset defaults of a single issuer, industry or class of securities, based on economic conditions, geography or as a result of adverse regulatory or court decisions. When an investor’s assets are concentrated and that particular asset or class of assets experiences significant defaults, the default of such assets could threaten the investor’s financial condition, results of operations and cash flows. Our most significant potential exposures to concentration risk of single issuers are our investments in MidCap, a provider of revolving and term debt facilities to middle market companies in North America and Europe; A-A Mortgage and its indirect investment in AmeriHome, a mortgage lender and mortgage servicer; Athora, an insurance holding company focused on the European life insurance market; and PK AirFinance, a provider and arranger of loans principally to airlines and aircraft leasing companies secured by commercial aircraft.

As of March 31, 2020, our exposure, including loaned amounts, to MidCap was $838 million, which represented 0.7% of our net invested assets and 8.4% of total Athene Holding Ltd. shareholders’ equity. In addition, on April 30, 2020, we committed to invest $110 million in preferred shares to be issued by MidCap. As of March 31, 2020, our exposure to A-A Mortgage was $621 million, which represented 0.5% of our net invested assets and 6.2% of total Athene Holding Ltd. shareholders’ equity. On April 1, 2020, pursuant to a capital call, we made an incremental investment in Athora of $361 million. Pro forma for this investment, as of March 31, 2020, our exposure to Athora was $491 million, which represented 0.4% of our net invested assets and 4.9% of total Athene Holding Ltd. shareholders’ equity. As of March 31, 2020, our exposure to securitizations of loans originated by PK AirFinance was $1.4 billion, which represented 1.2% of our net invested assets and 14.4% of total Athene Holding Ltd. shareholders’ equity.

Given our significant exposure to these issuers, we are subject to the idiosyncratic risk inherent in their business. For example:

•
AmeriHome relies upon a subservicer to perform servicing operations on the loans for which it has mortgage servicing rights. If the subservicer were to experience financial distress or fail to provide adequate or timely services, AmeriHome may have difficulty finding another subservicer to perform servicing operations and may experience a significant decline in its financial performance. Such risks may be heightened in the current economic environment. In addition, mortgage servicers are obligated to advance certain amounts not paid by borrowers, including amounts arising from the forbearance of certain payments as mandated by the CARES Act. AmeriHome may require significant liquidity in order to make these advances and adequate sources of liquidity could be unavailable to AmeriHome to satisfy these obligations.

•
As a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events, including but not limited to the spread of the COVID-19 pandemic. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof, such as the UK. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives.

•
Our investment in the PK AirFinance securitization of loans is subject to risks to the aircraft and airline industries generally, and specifically in connection with the decrease in air travel as a result of the spread of COVID-19, which has likely resulted in a reduction in aircraft valuations and/or delinquent loan payments. While our investment is supported by significant equity subordination provided by borrowers, if borrowers default on their loans, PK AirFinance may pursue foreclosure and re-market the related aircraft or may restructure the defaulted loans. To the extent that the proceeds from any such restructuring or re-marketing were not sufficient to satisfy the corresponding principal balance in the securitization, significant losses on our investment could be recognized, beginning with the equity tranche of the securitization that we hold.

To the extent that we suffer a significant loss on our investment in MidCap, A-A Mortgage, Athora or the securities issued by PK AirFinance, our financial condition, results of operations and cash flows could be adversely affected.

MidCap, AmeriHome and PK AirFinance are nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk, which has increased as a result of the economic conditions brought about by the spread of COVID-19. As a result of the current economic environment, our investees in this sector have experienced a decrease in origination volumes and may experience increased credit and liquidity risk as borrowers defer loan payments or default on their obligations. To the extent that the current downturn causes a deterioration in the creditworthiness of the counterparties of such investees or adversely affects the securitization market for the loans originated by these entities, we may suffer significant losses on our investments in these entities and our financial condition, results of operations and cash flows could be adversely affected. In addition to the concentration risk arising from our investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our investment portfolio. As of March 31, 2020, 13% of our net invested assets were invested in issuers within the financial services industry, excluding CLOs. The current economic downturn or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
As of March 31, 2020, 25% of our net invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described above with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations.
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
In light of the possibility of material additional tax cost to our U.S. subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we have undertaken certain actions intended to mitigate the potential effect of the BEAT on our results of operations. Such actions may have adverse consequences to our business, such as subjecting income in respect of our affiliate reinsurance to a layer of withholding tax of up to 30%, which would not have been payable under our prior structure. There can be no assurances that our efforts to mitigate the BEAT will be successful, and our consideration of any further actions may be expensive and time consuming. In addition, we have been, and may continue to be, required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take may, in hindsight, prove to have been unnecessary, ineffective or counterproductive.
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
AHL and certain of its subsidiaries are treated as foreign corporations under the Internal Revenue Code (such subsidiaries, the Non-U.S. Subsidiaries, and together with AHL, the Non-U.S. Companies). Any Non-U.S. Company that is considered to be engaged in a trade or business in the U.S. generally will be subject to U.S. federal income taxation on a net basis on its income that is effectively connected with such U.S. trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income), unless otherwise provided under an applicable income tax treaty. In addition, a Non-U.S. Company generally will be subject to U.S. federal income taxation on a gross basis on certain U.S.-source income, and certain premiums earned on insurance with respect to U.S. risks, that are not effectively connected with a U.S. trade or business, unless otherwise provided under an applicable income tax treaty.
With one exception, each of the Non-U.S. Companies currently intends to operate in a manner that will not cause it to be treated as being engaged in a trade or business within the U.S. However, the enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act and other factors may cause some or all of the Non-U.S. Companies to conduct business differently. Moreover, there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-U.S. Company that does not intend to be treated as engaged in a trade or business in the U.S. is nonetheless so engaged. If any such Non-U.S. Company is treated as engaged in a trade or business in the U.S., it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.
AHL is a UK tax resident and expects to qualify for the benefits of the income tax treaty between the U.S. and the UK (UK Treaty) because its Class A common shares are listed and regularly traded on the NYSE. In addition, certain of the Non-U.S. Subsidiaries are UK tax residents (together with AHL, the UK Resident Companies) and expect to qualify for the benefits of the UK Treaty by reason of being subsidiaries of AHL or by reason of satisfying an ownership and base erosion test. Accordingly, our UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, the U.S. taxes described above that are provided for by the UK Treaty. However, there can be no assurances that our UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If any of our UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.
U.S. persons who own our equity securities may be subject to U.S. federal income taxation at ordinary income rates on our undistributed earnings and profits.
For any taxable year in which a Non-U.S. Company is treated as a controlled foreign corporation (CFC), a “10% U.S. Shareholder” of the Non-U.S. Company that held our equity securities directly or indirectly through non-U.S. entities as of the last day in such taxable year that the Non-U.S. Company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of the Non-U.S. Company’s income, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). A “10% U.S. Shareholder” of an entity treated as a foreign corporation for U.S. federal income tax purposes is a U.S. person who owns (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any U.S. person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.
In general, a non-U.S. corporation is a CFC if 10% U.S. Shareholders, in the aggregate, own (or are treated as owning) stock of the non-U.S. corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to 25% for purposes of taking into account the insurance income of a non-U.S. corporation. Further, special rules apply for purposes of taking into account any related person insurance income (RPII) of a non-U.S. corporation, as described below.
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
We do not believe that AHL is a CFC. However, we believe that all of the Non-U.S. Subsidiaries are CFCs, except that we believe ALRe is a CFC only for purposes of taking into account certain insurance income. Specifically, the Tax Act eliminated the prohibition on “downward attribution” from non-U.S. persons to U.S. persons under former Section 958(b)(4) of the Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our U.S. subsidiaries are deemed to own all of the stock of the Non-U.S. Subsidiaries (other than ALRe) for CFC purposes. Further, we believe that 10% U.S. Shareholders of ALRe collectively own more than 25%, but less than 50%, of the vote and value of ALRe by reason of downward attribution from certain of our direct or indirect shareholders. The legislative history under the Tax Act indicates that this change in law was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% U.S. Shareholder that is not related to the U.S. persons receiving such downward attribution. However, it is not clear whether a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent. Moreover, no assurances can be provided that any of the Non-U.S. Companies would not be a CFC, even without regard to the downward attribution of stock from non-U.S. persons to U.S. persons, as such classification depends upon the identity and relationships of the beneficial owners of our equity securities, over which we have limited knowledge and control. Accordingly, any U.S. person that owns (or is treated as owning) 10% or more of the voting power or value of AHL should consult with their tax advisor regarding their investment in AHL.
U.S. persons who own our equity securities may be subject to U.S. federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.
If any of the Non-U.S. Companies is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each U.S. person that owns our equity securities directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such U.S. persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, a Non-U.S. Company generally will be treated as a CFC if U.S. persons in the aggregate are treated as owning (directly or indirectly through non-U.S. entities) 25% or more of the total voting power or value of the Non-U.S. Company’s stock at any time during the taxable year. We believe that the Non-U.S. Companies are treated as CFCs for this purpose, based on the current ownership of our equity securities.

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
The Non-U.S. Companies that are insurance enterprises (the “Non-U.S. Insurance Companies”) may derive income that is considered RPII. We believe that an exception under the RPII rules for CFCs with de minimis RPII currently applies to such Non-U.S. Insurance Companies, such that U.S. persons are not required to include any RPII in their gross income with respect to any of the Non-U.S. Companies. However, AGM and its affiliates and related parties own a substantial number of our Class A common shares, have rights to acquire additional Class A common shares and hold proxies to vote Class A common shares owned by certain of our employees. Further, Athene and AGM may have considerable overlap in ownership. If it is determined that AGM controls Athene, or that the same persons control both Athene and AGM through owning (or being treated as owning) more than 50% of the vote or value of both Athene and AGM, substantially all of the income of the Non-U.S. Insurance Companies derived from the reinsurance of affiliates likely will constitute RPII. This would trigger the adverse RPII consequences described above to all U.S. persons that hold our equity securities directly or indirectly through non-U.S. entities and could have a material adverse effect on the value of their investment in our equity securities.

Our bye-laws currently limit to 9.9% the voting power of AHL owned by persons who, together with their affiliates, beneficially own more than 9.9% of the voting power of AHL, subject to exemptions authorized by our board of directors (the “9.9% Voting Cutback”). If the 9.9% Voting Cutback is applicable to any person, excess voting power generally will be reallocated to all other Class A common shares, including those held by AGM and its affiliates. Further, the voting power of Class A common shares that are owned (or treated as owned) by certain persons who own (or are treated as owning) any AGM stock would also be reallocated to all other Class A common shares, including those held by AGM and its affiliates. Our bye-laws limit these reallocations of voting power so that AGM, and any person or persons who control AGM, would not own (or be treated as owning) more than 49.9% of the total voting power of our stock if they do not own (and are not treated as owning) more than 50% of the total value of our stock. These rules are intended to prevent any such reallocation of voting power from causing AGM to be considered to control us or to be controlled by the same persons who control us for purposes of the RPII provisions. However, because the relevant attribution rules are complex and there is no definitive legal authority on whether these voting provisions are effective for these purposes, there can be no assurance that this will be the case.
Our bye-laws also generally provide that no person (nor certain direct or indirect beneficial owners or related persons to such person) who owns our equity securities may acquire any shares of AGM or otherwise make any investment that would cause such person, or any other person that is a U.S. person, to own (or be treated as owning) more than 50% of the vote or value of our equity securities. Any holder of our equity securities that violates this restriction may be required, at the discretion of our board of directors, to sell its equity securities or take any other reasonable action that our board of directors deems necessary. However, this restriction does not apply to members of the Apollo Group.
We have only a limited ability to determine whether any of the Non-U.S. Insurance Companies is treated as recognizing RPII in a taxable year, the amount of any such RPII or any U.S. person’s share of such RPII, and to obtain the information necessary to accurately make such determinations or fully enforce the voting provisions and ownership restrictions described above. We will take reasonable steps to obtain such information, but there can be no assurances that such steps will be adequate or that we will be successful in this regard. Accordingly, no assurances can be provided that the adverse RPII consequences described above will not apply to all U.S. persons that hold our equity securities directly or indirectly through non-U.S. entities.
The following updates and replaces, in its entirety, the risk factor entitled Our bye-laws contain provisions that cause a holder of Class A common shares to lose the right to vote the shares if the holder owns an equity interest in Apollo, AP Alternative Assets, L.P. (AAA) or certain other entities in our 2019 Annual Report:
Our bye-laws contain provisions that may cause a holder of Class A common shares to lose the right to vote the shares if the holder or certain connected persons own an equity interest in AGM.
Our bye-laws contain a voting restriction that can result in any “Restricted Common Shares” having no right to vote. A holder’s Class A common shares are considered “Restricted Common Shares” if and when the holder or any person who is considered to indirectly or constructively own any of the holder’s shares (other than certain members of the Apollo Group) owns (directly, indirectly or constructively) any stock of AGM. This voting restriction applies only if there is a person who (together with its affiliates) beneficially owns Class A common shares that would, absent the voting adjustments in our bye-laws, possess more than 9.9% of the total voting power of our Class A common shares and who has not received the consent of at least 70% (75% after March 31, 2021) of our board of directors to exceed such voting threshold. This voting restriction does not affect the transferability of Class A common shares and will not apply after any date identified as the “Restriction Termination Date” by at least 70% (75% after March 31, 2021) of our board of directors.
The following updates and replaces, in their entirety, the similarly named risk factors in our 2019 Annual Report:
Our bye-laws contain provisions that could discourage takeovers and business combinations that our shareholders might consider in their best interests, including provisions that prevent a holder of Class A common shares from having a significant stake in Athene.
Our bye-laws include certain provisions that could have the effect of delaying, deferring, preventing or rendering more difficult a change of control that holders of our Class A common shares might consider in their best interests. For example, our bye-laws contain voting adjustments that may reduce the votes of a holder’s Class A common shares to the extent necessary to prevent any person (together with its affiliates) from beneficially owning Class A common shares having more than 9.9% of the total voting power of our Class A common shares, unless such person has received the consent of at least 70% (75% after March 31, 2021) of our board of directors to exceed such threshold. In addition, if the votes of any Class A common shares are required to be reduced pursuant to these adjustments, the votes of all Class A common shares that are “Restricted Common Shares” generally are reduced to zero. The votes of all Class A common shares that did not suffer a reduction in votes are then increased, pro rata based on their then current voting power, in an aggregate amount equal to the aggregate reduction in votes under the voting adjustments described above, except that the increase in votes of any Class A common share is limited to the extent necessary to avoid triggering further voting reductions and to avoid creating a “RPII Control Group,” as defined in our bye-laws. Such adjustments, if implicated, would result in some Class A common shares having more than one vote per share. Therefore, a shareholder’s voting rights may increase above 5% of the aggregate voting power of our Class A common shares, even if the shareholder holds fewer than 5% of our Class A common shares, thereby possibly resulting in the shareholder becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. These requirements could discourage any potential investment in our Class A common shares. In addition, our board of directors is classified into three classes of directors, with directors of each class serving staggered three-year terms. Any change in the number of directors is required by our bye-laws to be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class or from the removal of a director will hold such directorship for a term that coincides with the remaining term of that class. Moreover, our bye-laws require specific advance notice procedures and other protocols for holders of common shares to make shareholder proposals and nominate directors. Among other requirements, a shareholder must meet the minimum requirements for eligible shareholders to submit shareholder proposals under Rule 14a-8 of the Exchange Act, and submit specific information and make specific undertakings in relation to the shareholder proposal or director nomination.
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
We have filed registration statements on Form S-8 under the Securities Act to register the Class A common shares to be issued under our 2017 employee stock purchase plan (ESPP) and our equity compensation plans and, as a result, all Class A common shares acquired upon the purchase of shares under our ESPP and the vesting of share awards or the exercise of stock options granted under our equity compensation plans will also be freely tradeable under the Securities Act, subject to the terms of any lock-up agreements, unless purchased by our affiliates. As of March 31, 2020, 6.1 million common shares are reserved for future issuances under our ESPP and equity incentive plans, in the aggregate. The issuance of these shares or their subsequent sale may cause our share price to decline.
Pursuant to the shareholders agreement among us and certain members of the Apollo group that was entered into in connection with the share issuance transaction with Apollo, AGM and certain of its affiliates agreed not to directly or indirectly transfer any Class A common share prior to February 28, 2023, subject to certain exceptions (Apollo Lock-up). As of March 31, 2020, there more than 50 million shares subject to the Apollo Lock-up. When the Apollo Lock-up ends, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Furthermore, Apollo has the right to require, subject to the expiration or waiver of the Apollo Lock-up, us to register Class A common shares for resale in certain circumstances pursuant to the registration rights agreements we have entered into with Apollo.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Previously reported in the Current Report on Form 8-K filed with the SEC on March 2, 2020.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended March 31, 2020 are set forth below:

Period	(a) Total number of shares purchased[1,3,4]	(b) Average price paid per share[3]	(c) Total number of shares purchased as part of publicly announced programs[1,2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
January 1 – January 31, 2020	51,723	$46.88	2,193	$640,063,226
February 1 – February 29, 2020	36,416,090	$42.71	821,749	$600,462,375
March 1 – March 31, 2020	9,628,573	$32.03	9,624,573	$321,408,033

[1] Except as described in footnotes 3 and 4 below, differences in amounts between column (a) and (c) relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

[2] Prior to August 5, 2019, we had announced approvals by our board of directors for $617 million of aggregate repurchases under our share repurchase program. Amounts authorized for repurchase under those approvals had been fully used prior to December 31, 2019. On August 5, 2019, we announced that our board of directors had approved an additional $350 million authorization for the repurchase of our Class A common shares. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. Neither of the remaining authorizations have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 8 – Equity to the condensed consolidated financial statements for more information.

3 AOG, our affiliate, purchased 35,534,942 Class A common shares on February 28, 2020. The average price paid per share is calculated based on the fair value of the AOG units and cash consideration we received upon closing of the transaction. See Note 9 – Related Parties to the condensed consolidated financial statements for further detail.

[4] Marty Klein, our Chief Financial Officer, purchased 4,000 Class A common shares on March 13, 2020.

Purchases of depositary shares made by or on behalf of us or our affiliates during the three months ended March 31, 2020:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
January 1 – January 31, 2020	—	$—	—	$—
February 1 – February 29, 2020	—	$—	—	$—
March 1 – March 31, 2020	800	$22.41	—	$—

[1] Purchases relate to certain executive officers or members of our board of directors as our affiliates.
2 As of March 31, 2020, our board of directors had not authorized any purchases of depositary shares in connection with a publicly announced plan or program.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Thirteenth Amended and Restated Bye-laws of Athene Holding Ltd., effective February 28, 2020 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 2, 2020 dated February 28, 2020).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Form S-3ASR filed on March 17, 2020).
4.2
Second Supplemental Indenture, dated April 3, 2020, between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 6, 2020).

4.3	Form of 6.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3, as included in Exhibit 4.2, to the Form 8-K filed on April 6, 2020).
10.1	Shareholders Agreement, dated as of February 28, 2020, among Athene Holding Ltd. and each person identified on the signature pages thereto as an Apollo Shareholder.
10.2	Registration Rights Agreement, dated as of February 28, 2020, between Athene Holding Ltd. and Apollo Global Management, Inc.
10.3	Liquidity Agreement, dated as of February 28, 2020, between Apollo Global Management, Inc. and Athene Holding Ltd.
10.4
Third Amendment to Shareholders Agreement, effective as of February 13, 2020, by and among Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P. and Athene Life Re Ltd.

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

ATHENE HOLDING LTD.

Date: May 8, 2020	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)