Form 10-Q
period 2020-06-30
Athene Holding Ltd
filed 2020-08-05
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Bermuda		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
96 Pitts Bay Road
Pembroke, HM 08, Bermuda
(441) 279-8400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common shares, par value $0.001 per share	ATH	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A	ATHPrA	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
5.625% Fixed Rate Perpetual Non-Cumulative Preference Share, Series B	ATHPrB	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series C	ATHPrC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, 194,250,720 of our Class A common shares were outstanding.

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

Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
ISG	Apollo Insurance Solutions Group LP, formerly known as Athene Asset Management LLC
Jackson	Jackson National Life Insurance Company
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC
The risk-based capital ratio using Bermuda capital and applying NAIC risk-based capital factors to the statutory financial statements of AHL’s non-U.S. reinsurance subsidiaries on an aggregate basis.  Adjustments are made to (i) exclude U.S. subsidiaries which are included within our U.S. RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.

Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital
The capital of Athene’s non-U.S. reinsurance subsidiaries calculated under U.S. statutory accounting principles, including that for policyholder reserve liabilities which are subjected to U.S. cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under U.S. statutory accounting principles primarily due to the foregoing differences.

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

Term or Acronym	Definition
IMA	Investment management agreement
IMO	Independent marketing organization
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

SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
U.S. RBC Ratio	The CAL RBC ratio for AADE, our parent U.S. insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2020	December 31, 2019
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2020 – $71,215 and 2019 – $67,479; allowance for credit losses: 2020 – $173)	$74,735	$71,374
Trading securities, at fair value (consolidated variable interest entities: 2020 – $0 and 2019 – $16)	2,075	2,070
Equity securities, at fair value	237	247
Mortgage loans (allowance for credit losses: 2020 – $352 and 2019 – $11; portion at fair value: 2020 – $25 and 2019 – $27; consolidated variable interest entities: 2020 – $1,856 and 2019 – $0)	15,203	14,306
Investment funds (portion at fair value: 2020 – $146 and 2019 – $154; consolidated variable interest entities: 2020 – $0 and 2019 – $19)	682	750
Policy loans	393	417
Funds withheld at interest (portion at fair value: 2020 – $763 and 2019 – $801)	42,269	15,181
Derivative assets	2,379	2,888
Short-term investments (portion at fair value: 2020 – $364 and 2019 – $406)	364	596
Other investments (allowance for credit losses: 2020 – $6; portion at fair value: 2020 – $109 and 2019 – $93)	359	158
Total investments	138,696	107,987
Cash and cash equivalents (consolidated variable interest entities: 2020 – $0 and 2019 – $3)	6,240	4,240
Restricted cash	1,281	402
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2020 – $4,173 and 2019 – $3,783; allowance for credit losses: 2020 – $2)	4,070	3,804
Trading securities, at fair value	872	785
Equity securities, at fair value (consolidated variable interest entities: 2020 – $0 and 2019 – $6)	52	64
Mortgage loans (allowance for credit losses: 2020 – $27 and 2019 – $0)	626	653
Investment funds (portion at fair value: 2020 – $1,885 and 2019 – $819; consolidated variable interest entities: 2020 – $0 and 2019 – $664)	5,278	3,550
Funds withheld at interest (portion at fair value: 2020 – $560 and 2019 – $594)	12,971	13,220
Other investments (allowance for credit losses: 2020 – $14)	474	487
Accrued investment income (related party: 2020 – $53 and 2019 – $27)	836	807
Reinsurance recoverable (portion at fair value: 2020 – $2,099 and 2019 – $1,821)	5,310	4,863
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,468	5,008
Other assets (consolidated variable interest entities: 2020 – $6 and 2019 – $20)	1,067	1,005
Total assets	$183,241	$146,875
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	June 30, 2020	December 31, 2019
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2020 – $14,609 and 2019 – $15,285; portion at fair value: 2020 – $12,463 and 2019 – $11,992)	$135,537	$102,745
Future policy benefits (related party: 2020 – $1,446 and 2019 – $1,302; portion at fair value: 2020 – $2,334 and 2019 – $2,301)	24,596	23,330
Other policy claims and benefits (related party: 2020 – $0 and 2019 – $13)	124	138
Dividends payable to policyholders	112	113
Short-term debt	—	475
Long-term debt	1,486	992
Derivative liabilities	118	97
Payables for collateral on derivatives and securities to repurchase	3,716	3,255
Funds withheld liability (portion at fair value: 2020 – $46 and 2019 – $31)	427	408
Other liabilities (related party: 2020 – $70 and 2019 – $79; consolidated variable interest entities: 2020 – $28 and 2019 – $0)	1,486	1,181
Total liabilities	167,602	132,734
Commitments and Contingencies (Note 12)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2020 and 2019 – 425.0 shares; issued and outstanding: 2020 – 194.3 and 2019 – 143.2 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 325.0 shares; issued and outstanding: 2020 – 0.0 and 2019 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.1 shares; issued and outstanding: 2020 – 0.0 and 2019 – 3.3 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 5.0 shares; issued and outstanding: 2020 – 0.0 and 2019 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.5 shares; issued and outstanding: 2020 – 0.0 and 2019 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.5 shares; issued and outstanding: 2020 – 0.0 and 2019 – 4.0 shares	—	—
Additional paid-in capital	6,090	4,171
Retained earnings	6,437	6,939
Accumulated other comprehensive income (related party: 2020 – $(106) and 2019 – $17)	2,184	2,281
Total Athene Holding Ltd. shareholders’ equity	14,711	13,391
Noncontrolling interests	928	750
Total equity	15,639	14,141
Total liabilities and equity	$183,241	$146,875
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Premiums (related party of $94 and $56 for the three months ended and $163 and $122 for the six months ended June 30, 2020 and 2019, respectively)	$355	$787	$1,495	$2,787
Product charges (related party of $12 and $14 for the three months ended and $28 and $28 for the six months ended June 30, 2020 and 2019, respectively)	141	132	281	257
Net investment income (related party investment income of $490 and $154 for the three months ended and $276 and $353 for the six months ended June 30, 2020 and 2019, respectively; consolidated variable interest entities of $16 and $21 for the three months ended and $16 and $37 for the six months ended June 30, 2020 and 2019, respectively; and related party investment expense of $123 and $94 for the three months ended and $251 and $186 for the six months ended June 30, 2020 and 2019, respectively)	1,336	1,182	2,081	2,264
Investment related gains (losses) (related party of $761 and $431 for the three months ended and $130 and $752 for the six months ended June 30, 2020 and 2019, respectively; and consolidated variable interest entities of $(7) and $3 for the three months ended and $(6) and $8 for the six months ended June 30, 2020 and 2019, respectively)	2,548	1,313	(1,024)	3,089
Other revenues	18	9	16	21
Total revenues	4,398	3,423	2,849	8,418
Benefits and expenses
Interest sensitive contract benefits (related party of $197 and $114 for the three months ended and $100 and $297 for the six months ended June 30, 2020 and 2019, respectively)	2,076	1,094	757	2,610
Amortization of deferred sales inducements	(21)	13	(11)	18
Future policy and other policy benefits (related party of $142 and $91 for the three months ended and $192 and $197 for the six months ended June 30, 2020 and 2019, respectively)	674	1,111	2,030	3,440
Amortization of deferred acquisition costs and value of business acquired	361	261	(52)	492
Dividends to policyholders	9	9	20	18
Policy and other operating expenses (related party of $11 and $12 for the three months ended and $27 and $20 for the six months ended June 30, 2020 and 2019, respectively)	218	185	406	350
Total benefits and expenses	3,317	2,673	3,150	6,928
Income (loss) before income taxes	1,081	750	(301)	1,490
Income tax expense (benefit)	150	30	(16)	62
Net income (loss)	931	720	(285)	1,428
Less: Net income (loss) attributable to noncontrolling interests	88	—	(81)	—
Net income (loss) attributable to Athene Holding Ltd. shareholders	843	720	(204)	1,428
Less: Preferred stock dividends	19	—	37	—
Net income (loss) available to Athene Holding Ltd. common shareholders	$824	$720	$(241)	$1,428

Earnings per share
Basic – Class A	$4.25	$3.76	$(0.64)	$7.43
Basic – Classes B, M-1, M-2, M-3 and M-4	N/A	3.76	(3.87)	7.43
Diluted – Class A	4.19	3.75	(0.64)	7.41
Diluted – Class B	N/A	3.76	(3.87)	7.43
Diluted – Class M-1	N/A	3.76	(3.87)	7.43
Diluted – Class M-2	N/A	3.76	(3.87)	7.43
Diluted – Class M-3	N/A	3.76	(3.87)	7.43
Diluted – Class M-4	N/A	3.28	(3.87)	6.45

N/A – Not applicable. See Notes 9 – Earnings Per Share and 10 – Equity for further information.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$931	$720	$(285)	$1,428
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	4,506	1,261	(333)	2,738
Unrealized gains (losses) on hedging instruments	(83)	55	318	47
Foreign currency translation and other adjustments	(10)	(1)	(1)	(1)
Other comprehensive income (loss), before tax	4,413	1,315	(16)	2,784
Income tax expense related to other comprehensive income (loss)	805	261	8	552
Other comprehensive income (loss)	3,608	1,054	(24)	2,232
Comprehensive income (loss)	4,539	1,774	(309)	3,660
Less: Comprehensive income (loss) attributable to noncontrolling interests	338	—	(14)	—
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$4,201	$1,774	$(295)	$3,660

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at March 31, 2019	$—	$—	$3,448	$5,963	$706	$10,117	$—	$10,117
Net income	—	—	—	720	—	720	—	720
Other comprehensive income	—	—	—	—	1,054	1,054	—	1,054
Issuance of preferred shares, net of expenses	—	—	839	—	—	839	—	839
Issuance of common shares, net of expenses	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	10	—	—	10	—	10
Retirement or repurchase of shares	—	—	(154)	(222)	—	(376)	—	(376)
Balance at June 30, 2019	$—	$—	$4,144	$6,461	$1,760	$12,365	$—	$12,365

Balance at March 31, 2020	$—	$—	$5,501	$5,613	$(1,174)	$9,940	$590	$10,530
Net income	—	—	—	843	—	843	88	931
Other comprehensive income	—	—	—	—	3,358	3,358	250	3,608
Issuance of preferred shares, net of expenses	—	—	583	—	—	583	—	583
Stock-based compensation	—	—	6	—	—	6	—	6
Preferred stock dividends	—	—	—	(19)	—	(19)	—	(19)
Balance at June 30, 2020	$—	$—	$6,090	$6,437	$2,184	$14,711	$928	$15,639

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2018	$—	$—	$3,462	$5,286	$(472)	$8,276	$—	$8,276
Net income	—	—	—	1,428	—	1,428	—	1,428
Other comprehensive income	—	—	—	—	2,232	2,232	—	2,232
Issuance of preferred shares, net of expenses	—	—	839	—	—	839	—	839
Issuance of common shares, net of expenses	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	15	—	—	15	—	15
Retirement or repurchase of shares	—	—	(174)	(253)	—	(427)	—	(427)
Balance at June 30, 2019	$—	$—	$4,144	$6,461	$1,760	$12,365	$—	$12,365

Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standard	—	—	—	(117)	(6)	(123)	(2)	(125)
Net loss	—	—	—	(204)	—	(204)	(81)	(285)
Other comprehensive income (loss)	—	—	—	—	(91)	(91)	67	(24)
Issuance of preferred shares, net of expenses	—	—	583	—	—	583	—	583
Issuance of common shares, net of expenses	—	—	1,509	—	—	1,509	—	1,509
Stock-based compensation	—	—	11	—	—	11	—	11
Retirement or repurchase of shares	—	—	(184)	(144)	—	(328)	—	(328)
Preferred stock dividends	—	—	—	(37)	—	(37)	—	(37)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at June 30, 2020	$—	$—	$6,090	$6,437	$2,184	$14,711	$928	$15,639

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income (loss)	$(285)	$1,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	(52)	492
Amortization of deferred sales inducements	(11)	18
Accretion of net investment premiums, discounts and other	(91)	(54)
Net investment income (related party: 2020 – $(12) and 2019 – $(52); consolidated variable interest entities: 2020 – $(5), 2019 – $0)	(1)	(47)
Net recognized (gains) losses on investments and derivatives (related party: 2020 – $75 and 2019 – $(15); consolidated variable interest entities: 2020 – $7 and 2019 – $(8))	1,214	(1,526)
Policy acquisition costs deferred	(281)	(354)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2020 – $(26) and 2019 – $3)	(29)	(76)
Interest sensitive contract liabilities (related party: 2020 – $102 and 2019 – $264)	611	2,397
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2020 – $140 and 2019 – $162)	39	921
Funds withheld assets and liabilities (related party: 2020 – $(325) and 2019 – $(953))	375	(1,886)
Other assets and liabilities	(87)	270
Net cash provided by operating activities	1,402	1,583
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2020 – $209 and 2019 – $73)	6,425	5,567
Trading securities (related party: 2020 – $31 and 2019 – $60; consolidated variable interest entities: 2020 – $10 and 2019 – $33)	85	143
Equity securities (related party: 2020 – $3 and 2019 – $51; consolidated variable interest entities: 2020 – $0 and 2019 – $51)	3	70
Mortgage loans (related party: 2020 – $0 and 2019 – $4)	1,136	994
Investment funds (related party: 2020 – $241 and 2019 – $116; consolidated variable interest entities: 2020 – $20 and 2019 – $5)	313	186
Derivative instruments and other invested assets	765	653
Short-term investments (related party: 2020 – $28 and 2019 – $0)	650	163
Purchases of:
Available-for-sale securities (related party: 2020 – $(611) and 2019 – $(436))	(9,624)	(7,813)
Trading securities (related party: 2020 – $(150) and 2019 – $(6))	(152)	(382)
Equity securities (related party: 2020 – $(3) and 2019 – $(213))	(16)	(332)
Mortgage loans	(2,317)	(2,558)
Investment funds (related party: 2020 – $(807) and 2019 – $(402); consolidated variable interest entities: 2020 – $0 and 2019 – $(21))	(831)	(500)
Derivative instruments and other invested assets	(1,034)	(581)
Short-term investments (related party: 2020 – $(28) and 2019 – $0)	(412)	(259)
Deconsolidation of previously consolidated variable interest entities	(3)	—
Other investing activities, net	276	631
Net cash used in investing activities	(4,736)	(4,018)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2020	2019
Cash flows from financing activities
Issuance of common stock	$350	$—
Repayment of short-term debt	(75)	—
Proceeds from long-term debt	499	—
Deposits on investment-type policies and contracts (related party: 2020 – $39 and 2019 – $117)	8,398	5,972
Withdrawals on investment-type policies and contracts (related party: 2020 – $(210) and 2019 – $(225))	(3,871)	(3,275)
Payments for coinsurance agreements on investment-type contracts, net	(11)	(31)
Capital contributions from noncontrolling interests	240	—
Capital distributions to noncontrolling interests	(46)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	461	1,214
Issuance of preferred stock, net of expenses	583	839
Preferred stock dividends	(37)	—
Repurchase of common stock	(328)	(427)
Other financing activities, net	71	(23)
Net cash provided by financing activities	6,234	4,269
Effect of exchange rate changes on cash and cash equivalents	(21)	—
Net increase in cash and cash equivalents	2,879	1,834
Cash and cash equivalents at beginning of year[1]	4,642	3,405
Cash and cash equivalents at end of period[1]	$7,521	$5,239

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2020 – $156 and 2019 – $108)	$28,077	$423
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2020 – $730 and 2019 – $910)	1,895	1,873
Investments received from settlements on reinsurance agreements	53	31
Investments received from pension risk transfer premiums	829	1,918
Related party investments received in exchange for the issuance of Class A common shares	1,147	—

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

In addition, we consolidate certain variable interest entities (VIEs) for which we determined we are the primary beneficiary. See Note 4 – Variable Interest Entities for further information on VIEs.

Consolidation and Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the results for the interim periods presented. All intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year, particularly in light of the material risks and uncertainties surrounding the spread of the Coronavirus Disease of 2019 (COVID-19), which has resulted in significant volatility in the financial markets.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Adopted Accounting Pronouncements

Financial Instruments – Credit Losses (ASU 2019-05, ASU 2019-04, ASU 2018-19 and ASU 2016-13)
This update limits the number of credit impairment models used for different assets and results in accelerated credit loss recognition on assets held at amortized cost, which primarily includes our commercial and residential mortgage loans, but also includes certain other loans and reinsurance assets. The identification of PCD financial assets includes all assets that have experienced a more-than-insignificant deterioration in credit since origination. Additionally, changes in the expected cash flows of purchased credit-deteriorated financial assets are recognized immediately in the income statement. AFS securities are not in scope of the new credit loss model, but were subject to targeted improvements including the establishment of a valuation allowance for credit losses versus the previous direct write down approach. We adopted this update effective January 1, 2020 with a cumulative-effect adjustment that decreased retained earnings by $117 million net of tax and offsetting impacts to DAC, DSI, VOBA and the SOP 03-1 reserve. The adjustment to retained earnings primarily relates to the establishment of an allowance on our commercial mortgage loan portfolio, which represented 1.59% of the amortized cost of the portfolio, but also includes immaterial impacts relating to other assets in scope, including residential mortgage loans, funds withheld at interest, and reinsurance recoverable.

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

While we are currently required to adopt these updates on January 1, 2022, the Financial Accounting Standards Board has proposed a deferral to the adoption date, which, if codified, would require adoption on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), RMBS and redeemable preferred stock. Our AFS investment portfolio includes related party investments that are primarily comprised of investments over which Apollo can exercise significant influence. These investments are presented as investments in related parties on the condensed consolidated balance sheets, and are separately disclosed below.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	June 30, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
U.S. government and agencies	$71	$—	$3	$—	$74
U.S. state, municipal and political subdivisions	799	—	146	(2)	943
Foreign governments	318	—	20	(1)	337
Corporate	47,251	(31)	4,608	(629)	51,199
CLO	8,441	(1)	19	(507)	7,952
ABS	4,923	(2)	110	(258)	4,773
CMBS	2,402	(10)	53	(148)	2,297
RMBS	7,010	(129)	343	(64)	7,160
Total AFS securities	71,215	(173)	5,302	(1,609)	74,735
AFS securities – related party
Corporate	18	—	2	—	20
CLO	1,297	(2)	5	(61)	1,239
ABS	2,858	—	26	(73)	2,811
Total AFS securities – related party	4,173	(2)	33	(134)	4,070
Total AFS securities including related party	$75,388	$(175)	$5,335	$(1,743)	$78,805

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	June 30, 2020
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,203	$1,210
Due after one year through five years	9,089	9,467
Due after five years through ten years	11,247	11,958
Due after ten years	26,900	29,918
CLO, ABS, CMBS and RMBS	22,776	22,182
Total AFS securities	71,215	74,735
AFS securities – related party
Due after one year through five years	18	20
CLO and ABS	4,155	4,050
Total AFS securities – related party	4,173	4,070
Total AFS securities including related party	$75,388	$78,805

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
U.S. government and agencies	$11	$—	$—	$—	$11	$—
U.S. state, municipal and political subdivisions	43	(1)	10	(1)	53	(2)
Foreign governments	76	(1)	—	—	76	(1)
Corporate	7,217	(451)	398	(84)	7,615	(535)
CLO	4,063	(189)	2,782	(305)	6,845	(494)
ABS	2,161	(211)	159	(23)	2,320	(234)
CMBS	878	(123)	30	(10)	908	(133)
RMBS	817	(36)	32	(2)	849	(38)
Total AFS securities	15,266	(1,012)	3,411	(425)	18,677	(1,437)
AFS securities – related party
CLO	937	(44)	172	(17)	1,109	(61)
ABS	1,930	(73)	—	—	1,930	(73)
Total AFS securities – related party	2,867	(117)	172	(17)	3,039	(134)
Total AFS securities including related party	$18,133	$(1,129)	$3,583	$(442)	$21,716	$(1,571)

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

As of June 30, 2020, we held 2,316 AFS securities that were in an unrealized loss position. Of this total, 365 were in an unrealized loss position 12 months or more. As of June 30, 2020, we held 152 related party AFS securities that were in an unrealized loss position. Of this total, 18 were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended June 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$15	$16	$—	$—	$—	$31
CLO	—	1	—	—	—	1
ABS	5	—	—	—	(3)	2
CMBS	4	5	—	—	1	10
RMBS	54	13	60	(1)	3	129
Total AFS securities	78	35	60	(1)	1	173
AFS securities – related party
CLO	—	1	—	—	1	2
Total AFS securities including related party	$78	$36	$60	$(1)	$2	$175

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$—	$31	$—	$—	$—	$31
CLO	—	1	—	—	—	1
ABS	—	5	—	—	(3)	2
CMBS	—	9	—	—	1	10
RMBS	17	48	61	(2)	5	129
Total AFS securities	17	94	61	(2)	3	173
AFS securities – related party
CLO	—	1	—	—	1	2
Total AFS securities including related party	$17	$95	$61	$(2)	$4	$175

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
AFS securities	$790	$763	$1,627	$1,516
Trading securities	42	49	90	91
Equity securities	2	4	6	7
Mortgage loans	175	159	361	310
Investment funds	372	123	94	149
Funds withheld at interest	43	134	84	297
Other	38	45	75	84
Investment revenue	1,462	1,277	2,337	2,454
Investment expenses	(126)	(95)	(256)	(190)
Net investment income	$1,336	$1,182	$2,081	$2,264

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
AFS securities
Gross realized gains on investment activity	$68	$56	$232	$73
Gross realized losses on investment activity	(66)	(4)	(200)	(17)
Net realized investment gains on AFS securities	2	52	32	56
Net recognized investment gains (losses) on trading securities	191	79	(32)	135
Net recognized investment gains (losses) on equity securities	30	1	(20)	19
Derivative gains (losses)	2,330	1,181	(689)	2,873
Provision for credit losses	(5)	—	(289)	—
Other gains (losses)	—	—	(26)	6
Investment related gains (losses)	$2,548	$1,313	$(1,024)	$3,089

Proceeds from sales of AFS securities were $1,778 million and $1,958 million for the three months ended June 30, 2020 and 2019, respectively, and $3,585 million and $3,211 million for the six months ended June 30, 2020 and 2019, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Trading securities	$135	$98	$62	$169
Trading securities – related party	66	(13)	(43)	(15)
Equity securities	17	2	(20)	20
Equity securities – related party	—	(5)	—	(2)

Purchased Financial Assets with Credit Deterioration—The following table summarizes our PCD investment purchases with the following amounts at the time of purchase:

	Three months ended June 30, 2020		Six months ended June 30, 2020
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Purchase price	$225	$—	$239	$—
Allowance for credit losses at acquisition	60	—	61	—
Discount (premiums) attributable to other factors	33	—	34	—
Par value	$318	$—	$334	$—

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	June 30, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days – 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$501	$500	$598	$1,599

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	December 31, 2019
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days – 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$102	$200	$210	$—	$512

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2020		December 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities – Corporate	$1,595	$1,829	$498	$534

Reverse Repurchase Agreements—Reverse repurchase agreements represent the purchase of investments from a seller with the agreement that the investments will be repurchased by the seller at a specified price and date or within a specified period of time. The investments purchased, which represent collateral on a secured lending arrangement, are not reflected in our condensed consolidated balance sheets; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement. As of June 30, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements were $0 million and $190 million, respectively, and collateral backing the agreement was $0 million and $630 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	June 30, 2020	December 31, 2019
Commercial mortgage loans	$11,339	$10,422
Commercial mortgage loans under development	186	93
Total commercial mortgage loans	11,525	10,515
Allowance for credit losses on commercial mortgage loans	(294)	(10)
Commercial mortgage loans, net of allowances	11,231	10,505
Residential mortgage loans	4,683	4,455
Allowance for credit losses on residential mortgage loans	(85)	(1)
Residential mortgage loans, net of allowances	4,598	4,454
Mortgage loans, net of allowances	$15,829	$14,959

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

The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	June 30, 2020		December 31, 2019
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$3,545	31.6%	$2,899	27.6%
Retail	2,080	18.5%	2,182	20.8%
Apartment	2,401	21.4%	2,142	20.4%
Hotels	1,131	10.1%	1,104	10.5%
Industrial	1,385	12.3%	1,448	13.8%
Other commercial	689	6.1%	730	6.9%
Total commercial mortgage loans	$11,231	100.0%	$10,505	100.0%

U.S. Region
East North Central	$1,202	10.7%	$1,036	9.9%
East South Central	417	3.7%	428	4.1%
Middle Atlantic	3,058	27.3%	2,580	24.6%
Mountain	508	4.5%	528	5.0%
New England	336	3.0%	340	3.2%
Pacific	2,585	23.0%	2,502	23.8%
South Atlantic	1,988	17.7%	1,920	18.3%
West North Central	137	1.2%	146	1.4%
West South Central	765	6.8%	791	7.5%
Total U.S. Region	10,996	97.9%	10,271	97.8%
International Region	235	2.1%	234	2.2%
Total commercial mortgage loans	$11,231	100.0%	$10,505	100.0%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2020	December 31, 2019
U.S. States
California	36.5%	27.0%
Florida	11.5%	12.7%
Texas	4.4%	6.2%
Other[1]	35.5%	41.7%
Total U.S. residential mortgage loan percentage	87.9%	87.6%
International – Ireland	11.9%	12.4%
International – Other[2]	0.2%	—%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans is summarized as follows:

	Three months ended June 30, 2020				Six months ended June 30, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$343	$81	$12	$436	$10	$1	$—	$11
Adoption of accounting standard	—	—	—	—	167	43	11	221
Provision (reversal) for expected credit losses	(49)	5	8	(36)	117	42	9	168
Loans charged-off	—	(1)	—	(1)	—	(1)	—	(1)
Ending balance	$294	$85	$20	$399	$294	$85	$20	$399

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of June 30, 2020, our reasonable and supportable forecast period was one year, after which, we revert to the 30-year or greater historical average over a period of up to one year and then continue at those averages through the contractual life of the loan.

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, rent growth, capitalization rates, and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of June 30, 2020, our reasonable and supportable forecast period ranged from one year to two years, after which, we revert to the 30-year or greater historical average over a period of up to eight years.

Other investments – The allowance model for the loans included in other investments and related party other investments derives an estimate based on historical loss data available for similarly rated unsecured corporate debt obligations, while also incorporating management’s expectations around prepayment. See Note 11 – Related Parties for further information on the related party loans.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio by origination year and performance status:

	June 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$794	$959	$1,782	$467	$114	$8	$4,124
30 to 59 days past due	4	30	85	43	19	—	181
60 to 89 days past due	1	53	122	50	22	—	248
Over 90 days past due	—	22	34	48	24	2	130
Total residential mortgages	$799	$1,064	$2,023	$608	$179	$10	$4,683

As of December 31, 2019, $67 million of our residential mortgage loans were nonperforming.

The following represents our residential loan portfolio in non-accrual status:

(In millions)	June 30, 2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$67
Ending amortized cost of residential mortgage loans in non-accrual status	130
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	22

During the three months and six months ended June 30, 2020, we recognized $0 million and $1 million, respectively, of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	June 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,266	$4,553	$2,860	$1,049	$146	$1,651	$11,525

As of December 31, 2019, none of our commercial loans were 30 days or more past due.

The following represents our commercial mortgage loan portfolio in non-accrual status:

(In millions)	June 30, 2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	39
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—

During the three months and six months ended June 30, 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

	June 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$274	$631	$207	$147	$60	$1,324	$2,643
50% to 60%	144	1,268	831	332	40	135	2,750
61% to 70%	442	2,023	1,445	475	46	106	4,537
71% to 80%	342	599	287	95	—	47	1,370
Greater than 100%	—	—	—	—	—	39	39
Commercial mortgage loans	$1,202	$4,521	$2,770	$1,049	$146	$1,651	$11,339

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

	June 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$928	$3,501	$2,712	$994	$146	$1,564	$9,845
1.00x – 1.20x	274	1,020	58	32	—	80	1,464
Less than 1.00x	—	—	—	23	—	7	30
Commercial mortgage loans	$1,202	$4,521	$2,770	$1,049	$146	$1,651	$11,339

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

The following summarizes our investment funds, including related party:

	June 30, 2020		December 31, 2019
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$274	40.2%	$277	36.9%
Credit funds	115	16.9%	153	20.4%
Private equity	232	34.0%	236	31.5%
Real assets	61	8.9%	83	11.1%
Natural resources	—	—%	1	0.1%
Total investment funds	682	100.0%	750	100.0%
Investment funds – related parties
Differentiated investments
MidCap FinCo Designated Activity Company (MidCap)[1]	517	9.8%	547	15.4%
AmeriHome Mortgage Company, LLC (AmeriHome)[1]	594	11.3%	487	13.7%
Catalina Holdings Ltd. (Catalina)	295	5.6%	271	7.6%
Athora Holding Ltd. (Athora)[1]	497	9.4%	132	3.7%
Venerable Holdings, Inc. (Venerable)[1]	118	2.2%	99	2.8%
Other	246	4.7%	222	6.3%
Total differentiated investments	2,267	43.0%	1,758	49.5%
Real estate	709	13.4%	853	24.0%
Credit funds	363	6.9%	370	10.4%
Private equity	255	4.8%	105	3.0%
Real assets	233	4.4%	182	5.1%
Natural resources	95	1.8%	163	4.6%
Public equities	43	0.8%	119	3.4%
Investment in Apollo[1]	1,313	24.9%	—	—%
Total investment funds – related parties	5,278	100.0%	3,550	100.0%
Total investment funds including related party	$5,960		$4,300

[1] See further discussion on MidCap, AmeriHome, Athora, Venerable and our investment in Apollo in Note 11 – Related Parties.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2020		December 31, 2019
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$682	$1,165	$750	$1,265
Investment in related parties – investment funds	5,278	7,316	3,550	5,955
Investment in fixed maturity securities	22,589	23,183	22,694	22,170
Investment in related parties – fixed maturity securities	4,922	5,393	4,570	4,878
Investment in related parties – equity securities	52	52	58	58
Total non-consolidated investments	$33,523	$37,109	$31,622	$34,326

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	3,255	$414	$38	3,158	$113	$56
Foreign currency forwards	1,055	4	1	717	1	9
Foreign currency forwards on net investments	132	1	—	139	—	2
Total derivatives designated as hedges		419	39		114	67
Derivatives not designated as hedges
Equity options	52,123	1,836	14	49,549	2,746	5
Futures	19	80	—	8	10	1
Total return swaps	516	7	2	106	6	—
Foreign currency swaps	511	2	2	35	2	1
Interest rate swaps	887	14	44	776	3	4
Credit default swaps	10	—	5	10	—	3
Foreign currency forwards	2,964	21	12	1,924	7	16
Embedded derivatives
Funds withheld including related party		1,323	46		1,395	31
Interest sensitive contract liabilities		—	11,140		—	10,942
Total derivatives not designated as hedges		3,283	11,265		4,169	11,003
Total derivatives		$3,702	$11,304		$4,283	$11,070

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2050. During the three months ended June 30, 2020 and 2019, we had foreign currency swap losses of $83 million and gains of $55 million, respectively, recorded in AOCI. During the six months ended June 30, 2020 and 2019, we had foreign currency swap gains of $318 million and $47 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective for the six months ended June 30, 2020 and 2019. As of June 30, 2020, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards are designated and accounted for as fair value hedges. As of June 30, 2020 and December 31, 2019, the carrying amount of the hedged AFS securities was $1,065 million and $456 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities included gains of $10 million and $1 million, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships, which are included in investment related gains (losses) on the condensed consolidated statements of income (loss):

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Derivatives	$(20)	$(3)	$(8)	$—
Related AFS securities	17	(4)	9	(1)
Total gains (losses) on derivatives and related hedged items	$(3)	$(7)	$1	$(1)

Foreign currency forwards on net investments – We have foreign currency forwards designated as net investment hedges. These forwards hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the U.S. dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months and six months ended June 30, 2020, these derivatives had losses of $11 million and gains of $2 million, respectively, which are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2020 and December 31, 2019, the cumulative foreign currency translation recorded in AOCI related to these net investment hedges were gains of $1 million and losses of $2 million, respectively. During the three and six months ended June 30, 2020, there were no amounts deemed ineffective.
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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Equity options	$672	$439	$(909)	$1,288
Futures	(3)	(3)	13	(14)
Swaps	55	11	(20)	29
Foreign currency forwards	(23)	(1)	44	5
Embedded derivatives on funds withheld	1,629	735	183	1,565
Amounts recognized in investment related gains (losses)	2,330	1,181	(689)	2,873
Embedded derivatives in indexed annuity products[1]	(1,534)	(638)	(357)	(1,655)
Total gains (losses) on derivatives not designated as hedges	$796	$543	$(1,046)	$1,218

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2020
Derivative assets	$2,379	$(32)	$(2,117)	$230	$(93)	$137
Derivative liabilities	(118)	32	9	(77)	—	(77)

December 31, 2019
Derivative assets	$2,888	$(67)	$(2,743)	$78	$(145)	$(67)
Derivative liabilities	(97)	67	31	1	—	1

[1]
 The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, amounts not subject to master netting or similar agreements were immaterial.

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

4. Variable Interest Entities

VIE Deconsolidation—During the first quarter 2020, as a result of the Apollo Global Management, Inc. (AGM and, together with its subsidiaries, Apollo) share transaction discussed further in Note 11 – Related Parties, we reassessed the consolidation conclusions for the following VIEs which are managed by Apollo affiliates:

•	AAA Investments (Co-Invest VI), L.P. (CoInvest VI);

•	AAA Investments (Co-Invest VII), L.P. (CoInvest VII);

•	AAA Investments (Other), L.P. (CoInvest Other);

•	Entities included under our agreement to purchase funds managed by Apollo entities (Strategic Partnership).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Following the share transaction, we determined that we are no longer the primary beneficiary of these entities, as a result of Apollo receiving significant economics of these entities through their increased economic ownership in us. We did not recognize a gain or loss upon deconsolidation, as the deconsolidated VIEs accounted for their assets and liabilities at fair value. The investments remaining from the deconsolidated VIEs are included at net asset value (NAV) in related party investment funds on the condensed consolidated balance sheets after March 31, 2020.

Commercial Mortgage Loan Securitization Trust—During the second quarter of 2020, we formed Hamlet Securitization Trust 2020-CRE1 (Hamlet) to securitize a portion of our commercial mortgage loan portfolio as CMBS securities, which are held by AHL subsidiaries and third-party cedant portfolios. Securitization of these commercial mortgage loans allows us to retain the full economics of these assets while being able to pledge these assets as collateral to the Federal Home Loan Bank (FHLB) under the funding agreement program. As substantially all of the activities and economics of Hamlet are conducted on our behalf, we are the primary beneficiary and consolidate Hamlet and the assets are included in mortgage loans on the condensed consolidated balance sheets. Additionally, as Hamlet is in the form of a trust, the commercial mortgage loan assets are included in the pledged assets and funds in trust table in Note 12 – Commitments and Contingencies.

ALR Aircraft Investment Ireland Limited (ALR)—ALR was formed to invest in a joint venture that provides airplane lease financing to a major commercial airline. We were the only investor in the profit participating notes and, as substantially all of the activities of ALR were conducted on our behalf, we were the primary beneficiary and consolidated ALR. During the second quarter of 2020, we received final payment on the profit participating notes and no longer consolidate ALR.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$74	$—	$74	$—	$—
U.S. state, municipal and political subdivisions	943	—	—	903	40
Foreign governments	337	—	—	337	—
Corporate	51,199	—	—	50,325	874
CLO	7,952	—	—	7,792	160
ABS	4,773	—	—	3,905	868
CMBS	2,297	—	—	2,248	49
RMBS	7,160	—	—	7,144	16
Total AFS securities	74,735	—	74	72,654	2,007
Trading securities
U.S. government and agencies	11	—	8	3	—
U.S. state, municipal and political subdivisions	114	—	—	114	—
Corporate	1,543	—	—	1,537	6
CLO	3	—	—	—	3
ABS	81	—	—	81	—
CMBS	51	—	—	51	—
RMBS	272	—	—	217	55
Total trading securities	2,075	—	8	2,003	64
Equity securities	237	—	28	203	6
Mortgage loans	25	—	—	—	25
Investment funds	146	129	—	—	17
Funds withheld at interest – embedded derivative	763	—	—	—	763
Derivative assets	2,379	—	81	2,298	—
Short-term investments	364	—	43	207	114
Other investments	109	—	—	109	—
Cash and cash equivalents	6,240	—	6,240	—	—
Restricted cash	1,281	—	1,281	—	—
Investments in related parties
AFS securities
Corporate	20	—	—	20	—
CLO	1,239	—	—	1,239	—
ABS	2,811	—	—	750	2,061
Total AFS securities – related party	4,070	—	—	2,009	2,061
Trading securities
CLO	48	—	—	3	45
ABS	824	—	—	—	824
Total trading securities – related party	872	—	—	3	869
Equity securities	52	—	—	—	52
Investment funds	1,885	75	—	—	1,810
Funds withheld at interest – embedded derivative	560	—	—	—	560
Reinsurance recoverable	2,099	—	—	—	2,099
Total assets measured at fair value	$97,892	$204	$7,755	$79,486	$10,447
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,140	$—	$—	$—	$11,140
Universal life benefits	1,323	—	—	—	1,323
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,573	—	—	—	1,573
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	761	—	—	—	761
Derivative liabilities	118	—	—	113	5
Funds withheld liability – embedded derivative	46	—	—	46	—
Total liabilities measured at fair value	$14,961	$—	$—	$159	$14,802
					(Concluded)

	December 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
U.S. government and agencies	$36	$—	$36	$—	$—
U.S. state, municipal and political subdivisions	1,541	—	—	1,501	40
Foreign governments	327	—	—	327	—
Corporate	47,228	—	—	46,503	725
CLO	7,349	—	—	7,228	121
ABS	5,118	—	—	3,744	1,374
CMBS	2,400	—	—	2,354	46
RMBS	7,375	—	—	7,375	—
Total AFS securities	71,374	—	36	69,032	2,306
Trading securities
U.S. government and agencies	11	—	8	3	—
U.S. state, municipal and political subdivisions	135	—	—	135	—
Corporate	1,456	—	—	1,456	—
CLO	6	—	—	—	6
ABS	108	—	—	92	16
CMBS	51	—	—	51	—
RMBS	303	—	—	251	52
Total trading securities	2,070	—	8	1,988	74
Equity securities	247	—	43	201	3
Mortgage loans	27	—	—	—	27
Investment funds	154	132	—	—	22
Funds withheld at interest – embedded derivative	801	—	—	—	801
Derivative assets	2,888	—	10	2,878	—
Short-term investments	406	—	46	319	41
Other investments	93	—	—	93	—
Cash and cash equivalents	4,240	—	4,240	—	—
Restricted cash	402	—	402	—	—
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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Trading securities	$191	$79	$(32)	$135
Mortgage loans	—	1	—	1
Investment funds	466	4	166	—
Future policy benefits	(92)	(52)	(27)	(92)
Total gains (losses)	$565	$32	$107	$44

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

The following summarizes information for fair value option mortgage loans:

(In millions)	June 30, 2020	December 31, 2019
Unpaid principal balance	$23	$25
Mark to fair value	2	2
Fair value	$25	$27

There were no fair value option mortgage loans 90 days or more past due as of June 30, 2020 and December 31, 2019.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following tables are reconciliations for all Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended June 30, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$37	$—	$3	$—	$—	$40	$—	$3
Corporate	1,233	—	41	(32)	(368)	874	—	41
CLO	122	—	2	39	(3)	160	—	2
ABS	917	1	9	(39)	(20)	868	—	10
CMBS	45	(5)	(1)	(4)	14	49	—	(1)
RMBS	42	—	2	1	(29)	16	—	—
Trading securities
Corporate	32	4	—	—	(30)	6	4	—
CLO	3	—	—	—	—	3	—	—
ABS	14	—	—	(14)	—	—	—	—
RMBS	70	2	—	—	(17)	55	7	—
Equity securities	7	(1)	—	—	—	6	(1)	—
Mortgage loans	26	—	—	(1)	—	25	(1)	—
Investment funds	21	(4)	—	—	—	17	(4)	—
Funds withheld at interest – embedded derivative	(374)	1,137	—	—	—	763	—	—
Short-term investments	67	—	(1)	53	(5)	114	—	—
Investments in related parties
AFS securities, ABS	1,887	4	169	1	—	2,061	—	169
Trading securities
CLO	32	5	—	—	8	45	4	—
ABS	676	74	—	74	—	824	74	—
Equity securities	49	4	—	(1)	—	52	4	—
Investment funds	979	470	—	361	—	1,810	470	—
Funds withheld at interest – embedded derivative	(15)	575	—	—	—	560	—	—
Reinsurance recoverable	2,115	(16)	—	—	—	2,099	—	—
Total Level 3 assets	$7,985	$2,250	$224	$438	$(450)	$10,447	$557	$224

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,089)	$(1,534)	$—	$(517)	$—	$(11,140)	$—	$—
Universal life benefits	(1,322)	(1)	—	—	—	(1,323)	—	—
Future policy benefits
AmerUs Closed Block	(1,481)	(92)	—	—	—	(1,573)	—	—
ILICO Closed Block and life benefits	(778)	17	—	—	—	(761)	—	—
Derivative liabilities	(7)	2	—	—	—	(5)	2	—
Total Level 3 liabilities	$(12,677)	$(1,608)	$—	$(517)	$—	$(14,802)	$2	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2019
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$40	$—	$40	$—
Corporate	1,035	3	12	32	(261)	821	—
CLO	110	—	—	122	(32)	200	—
ABS	1,614	2	19	120	(359)	1,396	—
CMBS	174	—	1	39	(8)	206	—
RMBS	57	—	3	—	(60)	—	—
Trading securities
Corporate	10	1	—	—	(5)	6	1
CLO	8	(1)	—	—	—	7	6
ABS	6	—	—	—	—	6	—
RMBS	86	(2)	—	—	(38)	46	2
Equity securities	3	—	—	—	—	3	1
Mortgage loans	32	1	—	(1)	—	32	—
Investment funds	25	2	—	(2)	—	25	2
Funds withheld at interest – embedded derivative	446	258	—	—	—	704	—
Short-term investments	—	—	—	45	—	45	—
Investments in related parties
AFS securities
CLO	—	—	—	37	—	37	—
ABS	497	—	13	(8)	(103)	399	—
Trading securities
CLO	89	(2)	—	(47)	55	95	(1)
ABS	138	(7)	—	(17)	104	218	(14)
Equity securities	307	7	—	36	—	350	(5)
Investment funds	138	3	—	—	—	141	2
Funds withheld at interest – embedded derivative	214	287	—	—	—	501	—
Reinsurance recoverable	1,737	97	—	—	—	1,834	—
Total Level 3 assets	$6,726	$649	$48	$396	$(707)	$7,112	$(6)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,106)	$(638)	$—	$(161)	$—	$(9,905)	$—
Universal life benefits	(979)	(72)	—	—	—	(1,051)	—
Future policy benefits
AmerUs Closed Block	(1,483)	(52)	—	—	—	(1,535)	—
ILICO Closed Block and life benefits	(743)	(26)	—	—	—	(769)	—
Derivative liabilities	(4)	—	—	—	—	(4)	—
Total Level 3 liabilities	$(12,315)	$(788)	$—	$(161)	$—	$(13,264)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in income[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$—	$40	$—	$—
Corporate	725	(4)	(8)	(10)	171	874	—	(8)
CLO	121	—	(4)	69	(26)	160	—	(4)
ABS	1,374	23	(102)	(246)	(181)	868	—	(101)
CMBS	46	(4)	(7)	(4)	18	49	—	(6)
RMBS	—	—	—	—	16	16	—	—
Trading securities
Corporate	—	—	—	—	6	6	—	—
CLO	6	(3)	—	—	—	3	(1)	—
ABS	16	—	—	(16)	—	—	—	—
RMBS	52	(1)	—	—	4	55	5	—
Equity securities	3	3	—	—	—	6	3	—
Mortgage loans	27	—	—	(2)	—	25	—	—
Investment funds	22	(5)	—	—	—	17	(5)	—
Funds withheld at interest – embedded derivative	801	(38)	—	—	—	763	—	—
Short-term investments	41	—	(1)	74	—	114	—	—
Investments in related parties
AFS securities, ABS	2,324	1	(53)	(49)	(162)	2,061	—	(53)
Trading securities
CLO	38	(17)	—	14	10	45	(23)	—
ABS	711	(27)	—	140	—	824	(27)	—
Equity securities	64	(6)	—	—	(6)	52	(6)	—
Investment funds	132	170	—	1,508	—	1,810	170	—
Funds withheld at interest – embedded derivative	594	(34)	—	—	—	560	—	—
Reinsurance recoverable	1,821	278	—	—	—	2,099	—	—
Total Level 3 assets	$8,958	$336	$(175)	$1,478	$(150)	$10,447	$116	$(172)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(10,942)	$(357)	$—	$159	$—	$(11,140)	$—	$—
Universal life benefits	(1,050)	(273)	—	—	—	(1,323)	—	—
Future policy benefits
AmerUs Closed Block	(1,546)	(27)	—	—	—	(1,573)	—	—
ILICO Closed Block and life benefits	(755)	(6)	—	—	—	(761)	—	—
Derivative liabilities	(3)	(2)	—	—	—	(5)	(2)	—
Total Level 3 liabilities	$(14,296)	$(665)	$—	$159	$—	$(14,802)	$(2)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2019
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
U.S. state, municipal and political subdivisions	$—	$—	$—	$40	$—	$40	$—
Corporate	898	1	10	47	(135)	821	—
CLO	107	—	3	121	(31)	200	—
ABS	1,615	4	36	129	(388)	1,396	—
CMBS	187	1	4	32	(18)	206	—
RMBS	56	—	3	1	(60)	—	—
Trading securities
Corporate	—	—	—	—	6	6	—
CLO	1	(1)	—	—	7	7	6
ABS	—	—	—	6	—	6	—
RMBS	134	(5)	—	—	(83)	46	5
Equity securities	3	—	—	—	—	3	—
Mortgage loans	32	1	—	(1)	—	32	1
Investment funds	29	(1)	—	(3)	—	25	(2)
Funds withheld at interest – embedded derivative	57	647	—	—	—	704	—
Short-term investments	—	—	—	45	—	45	—
Investments in related parties
AFS securities
CLO	—	—	—	37	—	37	—
ABS	328	—	13	161	(103)	399	—
Trading securities
CLO	113	(3)	—	(48)	33	95	2
ABS	149	(18)	—	(17)	104	218	(17)
Equity securities	133	9	—	208	—	350	(2)
Investment funds	120	2	—	19	—	141	2
Funds withheld at interest – embedded derivative	(110)	611	—	—	—	501	—
Reinsurance recoverable	1,676	158	—	—	—	1,834	—
Total Level 3 assets	$5,528	$1,406	$69	$777	$(668)	$7,112	$(5)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(1,655)	$—	$(281)	$—	$(9,905)	$—
Universal life benefits	(932)	(119)	—	—	—	(1,051)	—
Future policy benefits
AmerUs Closed Block	(1,443)	(92)	—	—	—	(1,535)	—
ILICO Closed Block and life benefits	(730)	(39)	—	—	—	(769)	—
Derivative liabilities	(4)	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,078)	$(1,905)	$—	$(281)	$—	$(13,264)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$—	$—	$—	$(32)	$(32)	$122	$(490)	$(368)
CLO	44	—	—	(5)	39	—	(3)	(3)
ABS	1	—	—	(40)	(39)	31	(51)	(20)
CMBS	—	—	(4)	—	(4)	18	(4)	14
RMBS	1	—	—	—	1	—	(29)	(29)
Trading securities
Corporate	—	—	—	—	—	6	(36)	(30)
ABS	—	—	(14)	—	(14)	—	—	—
RMBS	—	—	—	—	—	4	(21)	(17)
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	53	—	—	—	53	—	(5)	(5)
Investments in related parties
AFS securities, ABS	1	—	—	—	1	—	—	—
Trading securities
CLO	—	—	—	—	—	11	(3)	8
ABS	88	—	—	(14)	74	—	—	—
Equity securities	—	—	—	(1)	(1)	—	—	—
Investment funds	361	—	—	—	361	—	—	—
Total Level 3 assets	$549	$—	$(18)	$(93)	$438	$192	$(642)	$(450)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(646)	$—	$129	$(517)	$—	$—	$—
Total Level 3 liabilities	$—	$(646)	$—	$129	$(517)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$40	$—	$—	$—
Corporate	59	—	—	(27)	32	1	(262)	(261)
CLO	122	—	—	—	122	—	(32)	(32)
ABS	155	—	—	(35)	120	—	(359)	(359)
CMBS	73	—	(2)	(32)	39	—	(8)	(8)
RMBS	—	—	—	—	—	—	(60)	(60)
Trading securities
Corporate	—	—	—	—	—	—	(5)	(5)
RMBS	—	—	—	—	—	1	(39)	(38)
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Investment funds	—	1	—	(3)	(2)	—	—	—
Short-term investments	48	—	—	(3)	45	—	—	—
Investments in related parties
AFS securities
CLO	37	—	—	—	37	—	—	—
ABS	—	—	—	(8)	(8)	—	(103)	(103)
Trading securities
CLO	—	—	(47)	—	(47)	55	—	55
ABS	—	—	—	(17)	(17)	104	—	104
Equity securities	36	—	—	—	36	—	—	—
Total Level 3 assets	$570	$1	$(49)	$(126)	$396	$161	$(868)	$(707)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(301)	$—	$140	$(161)	$—	$—	$—
Total Level 3 liabilities	$—	$(301)	$—	$140	$(161)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$62	$—	$(10)	$(62)	$(10)	$209	$(38)	$171
CLO	78	—	—	(9)	69	—	(26)	(26)
ABS	48	—	(13)	(281)	(246)	44	(225)	(181)
CMBS	—	—	(4)	—	(4)	18	—	18
RMBS	—	—	—	—	—	16	—	16
Trading securities
Corporate	—	—	—	—	—	6	—	6
ABS	—	—	(16)	—	(16)	—	—	—
RMBS	—	—	—	—	—	6	(2)	4
Mortgage loans	—	—	—	(2)	(2)	—	—	—
Short-term investments	89	—	—	(15)	74	—	—	—
Investments in related parties
AFS securities, ABS	5	—	—	(54)	(49)	—	(162)	(162)
Trading securities
CLO	27	—	(13)	—	14	13	(3)	10
ABS	154	—	—	(14)	140	—	—	—
Equity securities	3	—	—	(3)	—	—	(6)	(6)
Investment funds	1,508	—	—	—	1,508	—	—	—
Total Level 3 assets	$1,974	$—	$(56)	$(440)	$1,478	$312	$(462)	$(150)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(762)	$—	$921	$159	$—	$—	$—
Total Level 3 liabilities	$—	$(762)	$—	$921	$159	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
U.S. state, municipal and political subdivisions	$40	$—	$—	$—	$40	$—	$—	$—
Corporate	147	—	(2)	(98)	47	—	(135)	(135)
CLO	121	—	—	—	121	—	(31)	(31)
ABS	296	—	(33)	(134)	129	—	(388)	(388)
CMBS	73	—	(3)	(38)	32	—	(18)	(18)
RMBS	1	—	—	—	1	—	(60)	(60)
Trading securities
Corporate	—	—	—	—	—	6	—	6
CLO	—	—	—	—	—	7	—	7
ABS	6	—	—	—	6	—	—	—
RMBS	—	—	—	—	—	2	(85)	(83)
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Investment funds	—	—	—	(3)	(3)	—	—	—
Short-term investments	48	—	—	(3)	45	—	—	—
Investments in related parties
AFS securities
CLO	37	—	—	—	37	—	—	—
ABS	170	—	—	(9)	161	—	(103)	(103)
Trading securities
CLO	—	—	(48)	—	(48)	46	(13)	33
ABS	—	—	—	(17)	(17)	104	—	104
Equity securities	213	—	(5)	—	208	—	—	—
Investment funds	—	20	—	(1)	19	—	—	—
Total Level 3 assets	$1,152	$20	$(91)	$(304)	$777	$165	$(833)	$(668)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(534)	$—	$253	$(281)	$—	$—	$—
Total Level 3 liabilities	$—	$(534)	$—	$253	$(281)	$—	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	June 30, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$3,582	Discounted cash flow	Discount	2.6%	22.7%	6.9%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$11,140	Option budget method	Nonperformance risk	0.2%	1.7%	1.0%	[2]	Decrease
			Option budget	0.7%	3.7%	1.9%	[3]	Increase
			Surrender rate	5.2%	10.2%	7.2%	[4]	Decrease

	December 31, 2019
	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$1,289	Discounted cash flow	Discount	3.0%	9.0%	6.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$10,942	Option budget method	Nonperformance risk	0.2%	1.1%	0.6%	[2]	Decrease
			Option budget	0.7%	3.7%	1.9%	[3]	Increase
			Surrender rate	3.5%	8.1%	7.1%	[4]	Decrease

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

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$15,178	$15,636	$—	$—	$—	$15,636
Investment funds	536	536	536	—	—	—
Policy loans	393	393	—	—	393	—
Funds withheld at interest	41,506	41,506	—	—	—	41,506
Other investments	250	256	—	—	—	256
Investments in related parties
Mortgage loans	626	617	—	—	—	617
Investment funds	3,393	3,392	3,392	—	—	—
Funds withheld at interest	12,411	12,411	—	—	—	12,411
Other investments	474	476	—	—	—	476
Total financial assets not carried at fair value	$74,767	$75,223	$3,928	$—	$393	$70,902

Financial liabilities
Interest sensitive contract liabilities	$86,829	$90,369	$—	$—	$—	$90,369
Long-term debt	1,486	1,035	—	—	1,035	—
Securities to repurchase	1,599	1,599	—	—	1,599	—
Funds withheld liability	381	381	—	—	381	—
Total financial liabilities not carried at fair value	$90,295	$93,384	$—	$—	$3,015	$90,369

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$14,279	$14,719	$—	$—	$—	$14,719
Investment funds	596	596	596	—	—	—
Policy loans	417	417	—	—	417	—
Funds withheld at interest	14,380	14,380	—	—	—	14,380
Short-term investments	190	190	—	—	—	190
Other investments	65	65	—	—	—	65
Investments in related parties
Mortgage loans	653	641	—	—	—	641
Investment funds	2,731	2,731	2,731	—	—	—
Funds withheld at interest	12,626	12,626	—	—	—	12,626
Other investments	487	537	—	—	—	537
Total financial assets not carried at fair value	$46,424	$46,902	$3,327	$—	$417	$43,158

Financial liabilities
Interest sensitive contract liabilities	$57,272	$58,027	$—	$—	$—	$58,027
Short-term debt	475	475	—	—	475	—
Long-term debt	992	1,036	—	—	1,036	—
Securities to repurchase	512	512	—	—	512	—
Funds withheld liability	377	377	—	—	377	—
Total financial liabilities not carried at fair value	$59,628	$60,427	$—	$—	$2,400	$58,027

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

6. Reinsurance

Reinsurance transactions—On June 18, 2020, we entered into a funds withheld coinsurance agreement effective June 1, 2020 with Jackson National Life Insurance Company (Jackson) to reinsure a block of fixed and fixed indexed annuities. Additionally, as part of the transaction, we made a $500 million equity investment in an indirect parent of Jackson, which closed on July 17, 2020. The following summarizes the transaction:

(In millions)	Funds Withheld
Liabilities assumed	$27,439
Less: Net consideration received	28,805
Unearned revenue reserve[1]	$(1,366)

[1] Included within interest sensitive contract liabilities on the condensed consolidated balance sheets.

Unearned revenue reserve balances are amortized over the life of the reinsurance agreements on a basis consistent with our DAC amortization policy.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Premiums
Direct	$281	$765	$1,382	$2,744
Reinsurance assumed	109	62	183	136
Reinsurance ceded	(35)	(40)	(70)	(93)
Total premiums	$355	$787	$1,495	$2,787

Future policy and other policy benefits
Direct	$588	$1,132	$2,019	$3,456
Reinsurance assumed	163	112	209	236
Reinsurance ceded	(77)	(133)	(198)	(252)
Total future policy and other policy benefits	$674	$1,111	$2,030	$3,440

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	281	83	—	364
Amortization	56	11	(4)	63
Impact of unrealized investment (gains) losses	—	(4)	15	11
Balance at June 30, 2020	$3,623	$915	$930	$5,468

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	354	130	—	484
Amortization	(472)	(18)	(20)	(510)
Impact of unrealized investment (gains) losses	(300)	(98)	(159)	(557)
Balance at June 30, 2019	$3,503	$813	$1,008	$5,324

8. Debt

Short-term Borrowing—During the second quarter of 2020, we converted $400 million of short-term debt outstanding with the FHLB to funding agreements. See Note 12 – Commitments and Contingencies for further discussion regarding FHLB funding agreements.

Senior Notes—During the second quarter of 2020, we issued $500 million of senior unsecured notes due April 3, 2030. The senior notes have a 6.150% coupon rate, payable semi-annually. We can call the senior notes, in whole or in part, at any time prior to January 3, 2030, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the second supplemental indenture, dated April 3, 2020) plus 50 basis points, and any accrued and unpaid interest. Thereafter, we can call the notes, in whole or in part, at a price equal to 100% of the principal and any accrued and unpaid interest.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

Three months ended June 30, 2020
(In millions, except per share data)	Class A
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$824

Basic weighted average shares outstanding	193.9
Dilutive effect of stock compensation plans	3.0
Diluted weighted average shares outstanding	196.9

Earnings per share
Basic	$4.25
Diluted	$4.19

	Three months ended June 30, 2019
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$596	$96	$13	$3	$4	$8

Basic weighted average shares outstanding	158.5	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.3	—	—	—	—	0.3
Diluted weighted average shares outstanding	158.8	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$3.76	$3.76	$3.76	$3.76	$3.76	$3.76
Diluted	$3.75	$3.76	$3.76	$3.76	$3.76	$3.28

	Six months ended June 30, 2020
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net loss available to Athene Holding Ltd. common shareholders – basic and diluted	$(114)	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	177.6	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans[1]	—	—	—	—	—	—
Diluted weighted average shares outstanding	177.6	25.4	3.3	0.8	1.0	2.4

Earnings per share
Basic	$(0.64)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$(0.64)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

[1] The dilutive effect of stock compensation plans is antidilutive as a result of the net loss available to Athene Holding Ltd. common shareholders for the six months ended June 30, 2020.

	Six months ended June 30, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$1,184	$189	$25	$6	$8	$16

Basic weighted average shares outstanding	159.4	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.3	—	—	—	—	0.3
Diluted weighted average shares outstanding	159.7	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$7.43	$7.43	$7.43	$7.43	$7.43	$7.43
Diluted	$7.41	$7.43	$7.43	$7.43	$7.43	$6.45

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 11 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the six months ended June 30, 2020 allocates all net income for the second quarter to Class A shares and, for the first quarter, uses only the weighted average shares for the first quarter to allocate first quarter net income for Class B and Class M shares; however, for Class B and Class M shares, the weighted average shares outstanding represents only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are evaluated for dilution within the dilutive effect of stock compensation plans.

We use the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 3.3 million and 31.6 million shares, restricted stock units, options and warrants as of June 30, 2020 and 2019, respectively, for the three months ended and excluded 11.2 million and 31.6 million, as of June 30, 2020 and 2019, respectively, for the six months ended.

10. Equity

Preferred Stock—We have three series of preferred stock: 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (Series A); 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (Series B); and 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series C (Series C) as summarized below:

	Series A	Series B	Series C
Authorized, issued and outstanding	34,500	13,800	24,000
Liquidation preference per share	$25,000	$25,000	$25,000
Dividends declared and paid per share during the six months ended June 30, 2020	$793.76	$703.12	$—
Aggregate dividends declared and paid during the six months ended June 30, 2020 (in millions)	$27	$10	$—

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—During the first quarter of 2020, shareholders approved amendments to our bye-laws which eliminated our multi-class share structure at closing of the share transaction with Apollo. See Note 11 – Related Parties for further information on this transaction. On February 28, 2020, all Class B shares were converted to Class A shares on a one-to-one basis. Class M shares were converted to Class A shares representing 5% of the Class M value and warrants representing 95% of the Class M value. The warrants were issued with substantially the same terms, including the same economic terms, as the Class M shares.

Our bye-laws place certain restrictions on Class A shares such that a holder of Class A shares, except for shareholders permitted by our board of directors, which include members of the Apollo Group, as defined in our bye-laws, cannot control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then such holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis.

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

The following summarizes the activity on our share repurchase authorization:

	Six months ended June 30,
(In millions)	2020	2019
Beginning balance at January 1	$640	$150
Additional authorization	—	367
Repurchases	(319)	(423)
Ending balance at June 30	$321	$94

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below shows the changes in each class of shares issued and outstanding:

(In millions)	Six months ended June 30, 2020
Class A
Beginning balance	143.2
Issued shares	35.9
Forfeited shares	(0.1)
Repurchased shares	(10.4)
Converted from Class B shares	25.4
Converted from Class M shares	0.3
Ending balance	194.3
Class B
Beginning balance	25.4
Converted to Class A shares	(25.4)
Ending balance	—
Class M-1
Beginning balance	3.3
Converted to Class A shares	(0.2)
Converted to warrants	(3.1)
Ending balance	—
Class M-2
Beginning balance	0.8
Converted to Class A shares	0.0
Converted to warrants	(0.8)
Ending balance	—
Class M-3
Beginning balance	1.0
Converted to Class A shares	0.0
Converted to warrants	(1.0)
Ending balance	—
Class M-4
Beginning balance	4.0
Converted to Class A shares	(0.1)
Converted to warrants	(3.6)
Repurchased shares	(0.3)
Ending balance	—

Accumulated Other Comprehensive Income (Loss)—The following provides the details of AOCI and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2020	$(1,540)	$(224)	$195	$395	$—	$(1,174)
Other comprehensive income (loss) before reclassifications	6,519	(611)	(1,404)	(83)	(10)	4,411
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	50	—	(52)	—	—	(2)
Less: Income tax expense (benefit)	1,234	(123)	(284)	(22)	—	805
Less: Other comprehensive income (loss) attributable to NCI	251	(10)	—	14	(5)	250
Balance at June 30, 2020	$3,444	$(702)	$(873)	$320	$(5)	$2,184

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2019	$959	$(282)	$33	$(4)	$706
Other comprehensive income (loss) before reclassifications	1,776	(490)	55	(1)	1,340
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	35	(10)	—	—	25
Less: Income tax expense (benefit)	351	(101)	11	—	261
Balance at June 30, 2019	$2,349	$(661)	$77	$(5)	$1,760

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	757	(884)	(52)	318	(1)	138
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	221	—	(67)	—	—	154
Less: Income tax expense (benefit)	106	(176)	3	75	—	8
Less: Other comprehensive income (loss) attributable to NCI	92	(10)	—	(16)	1	67
Balance at June 30, 2020	$3,444	$(702)	$(873)	$320	$(5)	$2,184

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(628)	$121	$39	$(4)	$(472)
Other comprehensive income (loss) before reclassifications	3,757	(999)	47	(1)	2,804
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	28	(8)	—	—	20
Less: Income tax expense (benefit)	752	(209)	9	—	552
Balance at June 30, 2019	$2,349	$(661)	$77	$(5)	$1,760

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Related Parties

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

(v)	0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	June 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Core	$45,163	28.2%	$32,474	25.5%
Core Plus	36,148	22.5%	30,155	23.6%
Yield	55,526	34.6%	48,557	38.0%
High Alpha	5,799	3.6%	5,062	4.0%
Other	17,873	11.1%	11,302	8.9%
Total sub-allocation assets	$160,509	100.0%	$127,550	100.0%

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

During the three months ended June 30, 2020 and 2019, we incurred management fees, inclusive of the base and sub-allocation fees, of $123 million and $94 million, respectively. During the six months ended June 30, 2020 and 2019, we incurred management fees, inclusive of the base and sub-allocation fees, of $251 million and $186 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of June 30, 2020 and December 31, 2019, management fees payable were $44 million and $42 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to the assets on our condensed consolidated balance sheets managed by Apollo, Apollo manages the assets underlying our funds withheld receivable. For these assets, the third-party cedants pay Apollo fees based upon the same fee construct we have with Apollo. Such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we indirectly pay those fees. Finally, Apollo charges management fees and carried interest on Apollo-managed funds and other entities in which we invest. Neither the fees paid by such third-party cedants nor the fees or carried interest paid by such Apollo-managed funds or other entities are included in the investment management fee amounts cited above.

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

Other related party transactions

A-A Mortgage Opportunities, L.P. (A-A Mortgage) – We have an equity method investment of $594 million and $487 million as of June 30, 2020 and December 31, 2019, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We did not purchase any residential mortgage loans under this agreement during either the three months ended June 30, 2020 or 2019. We purchased $169 million and $0 million of residential mortgage loans under this agreement during the six months ended June 30, 2020 and 2019, respectively. Additionally, we hold ABS securities issued by AmeriHome affiliates of $162 million and $170 million as of June 30, 2020 and December 31, 2019, respectively, which are included in related party AFS securities on the condensed consolidated balances sheets. We also have commitments to make additional equity investments in A-A Mortgage of $169 million as of June 30, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

MidCap – AAA Investment (Co Invest VII), L.P. (CoInvest VII) holds a significant investment in MidCap. CoInvest VII is included in related party investment funds on the condensed consolidated balance sheets and was reflected as a consolidated VIE prior to the first quarter of 2020. We have also advanced amounts under a subordinated debt facility to Midcap. During the second quarter of 2020, we also invested $67 million in MidCap redeemable preferred stock. The subordinated debt facility and redeemable preferred stock are included in related party other investments and related party trading securities, respectively, on the condensed consolidated balance sheets. The following summarizes these investments in MidCap:

(In millions)	June 30, 2020	December 31, 2019
Investment fund	$517	$547
Subordinated debt facility	329	339
Redeemable preferred stock	77	—
Total investment in MidCap	$923	$886

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $580 million and $624 million as of June 30, 2020 and December 31, 2019, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2020, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $497 million and $132 million as of June 30, 2020 and December 31, 2019, respectively. During the second quarter of 2020, we contributed capital of $361 million to Athora. Additionally, as of June 30, 2020 and December 31, 2019, we had $112 million and $146 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $371 million as of June 30, 2020.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC, formerly Voya Insurance and Annuity Company). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital), which was $118 million and $99 million as of June 30, 2020 and December 31, 2019, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the parent of Venerable, which is the parent of VIAC. Additionally, we have a 15-year term loan receivable from Venerable due in 2033, which is included in related party other investments on the condensed consolidated balance sheets. The loan is held at the principal balance less allowances and was $145 million and $148 million as of June 30, 2020 and December 31, 2019, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of June 30, 2020 and December 31, 2019, we had $124 million and $97 million, respectively, of investments under the Strategic Partnership and these investments are included in related party investment funds on the condensed consolidated balance sheets and were reflected as consolidated VIEs in prior periods.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the acquisition of the existing Aviation Loans by the ABS-SPV (i) a tranche of senior notes was acquired by third-party investors and (ii) we purchased mezzanine tranches of the senior notes and the subordinated notes. As of June 30, 2020 and December 31, 2019, our investment in securitizations of loans originated by PK was $1,262 million and $1,282 million, respectively, and are included in related party AFS or trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investment in securitizations of loans originated by PK of $216 million as of June 30, 2020.

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

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. As of March 31, 2020, ADIP owned 67% of the equity interests, while we retained 100% of the voting power and 33% of the equity interests in ACRA. On April 1, 2020, ALRe purchased 14,000 newly issued ACRA shares for $66 million, which resulted in ALRe holding 36.55% of the economic interests in ACRA. The remaining 63.45% of the economic interests in ACRA are held by ADIP. During the six months ended June 30, 2020, we received a capital contribution of $240 million from ADIP and paid a dividend of $46 million to ADIP.

Apollo Share Exchange and Related Transactions – On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the Apollo Operating Group (AOG), pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. Pursuant to the underlying transaction agreements, among other things (1) AGM has the right to purchase additional Class A common shares until August 26, 2020 to the extent AOG and certain affiliates, employees and consultants of AGM do not beneficially own at least 35% of the issued and outstanding Class A common shares (inclusive of Class A common shares over which any such persons have a valid proxy), on a fully diluted basis, in a number to achieve such 35% ownership level at a price based upon a weighted average price during the 30 days prior to the exercise of the purchase right and (2) Apollo Management Holdings, L.P. (AMH) has the right to purchase up to that number of Class A common shares that would increase by 5 percentage points the percentage of the issued and outstanding Class A common shares beneficially owned by the AOG and certain affiliates, employees and consultants of AGM (inclusive of Class A common shares over which any such persons have a valid proxy), calculated on a fully diluted basis. In connection with the closing of the transaction, we made certain amendments to our bye-laws which, among other things, eliminated our multi-class share structure.

Concurrent with our entry into the transaction agreements, AMH, James Belardi, our Chief Executive Officer, and William Wheeler, our President (each an “Other Shareholder”), entered into a voting agreement, pursuant to which each Other Shareholder irrevocably appointed AMH as its proxy and attorney-in-fact (Proxy) to vote all of such Other Shareholder’s Class A common shares at any meeting of our shareholders occurring following the closing date and in connection with any written consent of our shareholders following the closing date. The Proxy will be of no force and effect if Apollo and certain affiliates thereof cease to hold some minimum level of ownership not to exceed 7.5% of our Class A common shares.

AA Infrastructure Fund 1 LLC (AA Infrastructure) – We have an investment in preferred shares of AA Infrastructure, which is a fund managed by ISG. As of June 30, 2020 and December 31, 2019, we held $52 million and $58 million, respectively, of preferred shares, which are included in related party equity securities on the condensed consolidated balance sheets and also held AA Infrastructure ABS securities of $297 million and $267 million, respectively, which are included in related party trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in AA Infrastructure of $52 million as of June 30, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $5,108 million and $4,793 million as of June 30, 2020 and December 31, 2019, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2020 and December 31, 2019, we had $2,101 million and $1,226 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2020 and December 31, 2019, we had $4,887 million and $3,700 million, respectively, of FABN funding agreements outstanding. We had $4,013 million of FABN capacity remaining as of June 30, 2020.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2020	December 31, 2019
AFS securities	$11,264	$9,369
Trading securities	51	45
Equity securities	20	22
Mortgage loans	4,888	2,535
Investment funds	90	84
Derivative assets	96	105
Short-term investments	108	92
Other investments	104	88
Restricted cash	1,281	402
Total restricted assets	$17,902	$12,742

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,418 million as of June 30, 2020. These letters of credit were issued for our reinsurance program and expire between December 10, 2020 and June 19, 2023.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of June 30, 2020, had an asset value of $396 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue will proceed to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The value of the guarantees included within the asset value reflected above is $196 million as of June 30, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Regulatory Matters – Beginning in 2015, our U.S. insurance subsidiaries have experienced increased complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne Inc. (AllianceOne), a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide third party administration services on such policies. AllianceOne also administers a small block of annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced some similar service and administration issues, but to a lesser degree.

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to New York State Department of Financial Services (NYSDFS), the California Department of Insurance (CDI) and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examinations or enforcement proceeding of the applicable U.S. insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of the life and annuity policies, including the administration of such blocks by AllianceOne. We have entered into consent orders with several states, including the NYSDFS, to resolve underlying matters in those states. All fines and costs, including those associated with remediation plans, paid in connection with the consent orders are subject to indemnification by Global Atlantic or affiliates of Global Atlantic. Global Atlantic is currently finalizing negotiations with the CDI to resolve the pending joint action related to the converted life insurance policies, and we expect to enter into a Stipulation and Waiver with the CDI to resolve that action in the near future.

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

On January 23, 2019, we received a letter from the NYSDFS, with respect to a pension risk transfer (PRT) transaction, which expressed concerns with our interpretation and reliance upon certain exemptions from licensing in New York in connection with certain activities performed by employees in our PRT channel, including specific activities performed within New York. On April 13, 2020, we entered into a consent order with the NYSDFS to resolve this matter. Pursuant to the consent order, the NYSDFS imposed a fine of $45 million, which was accrued in other liabilities on the consolidated balance sheets as of December 31, 2019, and paid during the second quarter of 2020.

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

On May 3, 2018, following AHL’s filing of the writ in Bermuda described above, Caldera, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P., commenced an action in the Supreme Court of the State of New York, County of New York, by filing a Summons with Notice against AHL, Apollo, certain affiliates of Apollo and Leon Black, a founder of Apollo. On July 12, 2018, plaintiffs filed a complaint alleging claims for tortious interference with prospective business relations, defamation, and unfair competition related to plaintiffs’ attempt to purchase Company A and seeking alleged damages of “no less than $1.5 billion.” AHL has moved to dismiss the complaint. On January 21, 2019, plaintiffs filed an amended complaint, which revised certain allegations about jurisdiction, venue and the merits of the plaintiffs’ claims. We have renewed our motion to dismiss and, on December 20, 2019, the court granted our motion to dismiss. Plaintiffs have filed an appeal, but failed to timely effectuate the appeal. Unless plaintiffs belatedly try to perfect their appeal, or to extend their time to do so, and are successful in such efforts, we believe that this litigation is concluded.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Adjusted operating revenue is a component of adjusted operating income available to common shareholders and excludes market volatility and adjustments for other non-operating activity. Our adjusted operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•	Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;

•	Investment gains (losses), net of offsets; and

•	VIE expenses, noncontrolling interests and other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income (loss):

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Retirement Services	$1,589	$2,248	$4,058	$5,554
Corporate and Other	446	24	116	56
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	754	466	(917)	1,406
Investment gains (losses), net of offsets	1,246	682	(439)	1,395
VIE expenses, noncontrolling interests and other adjustments to revenues	363	3	31	7
Total revenues	$4,398	$3,423	$2,849	$8,418

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income (loss):

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Retirement Services	$208	$376	$412	$662
Corporate and Other	282	(6)	(30)	(5)
Non-operating adjustments
Investment gains (losses), net of offsets	775	417	(364)	875
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(405)	(57)	(340)	(84)
Integration, restructuring and other non-operating expenses	(9)	(11)	(13)	(12)
Stock-based compensation, excluding LTIP	—	(3)	(10)	(6)
Income tax (expense) benefit – non-operating	(27)	4	104	(2)
Net income (loss) available to Athene Holding Ltd. common shareholders	$824	$720	$(241)	$1,428

The following represents total assets by segment:

(In millions)	June 30, 2020	December 31, 2019
Retirement Services	$178,555	$143,881
Corporate and Other	4,686	2,994
Total assets	$183,241	$146,875

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

We have established a significant base of earnings and, as of June 30, 2020, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.2 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our consolidated annualized ROE for the six months ended June 30, 2020 and the year ended December 31, 2019 was (3.4)% and 19.7%, respectively, and our consolidated annualized adjusted operating ROE was 7.8% and 14.1%, respectively. For the six months ended June 30, 2020 and the year ended December 31, 2019, in our Retirement Services segment, we generated an annualized net investment spread of 1.00% and 1.50%, respectively, and an annualized adjusted operating ROE of 11.4% and 17.3%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 1.81% and 2.46% for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. As of June 30, 2020, our deferred annuities had a weighted-average life of 8.7 years and made up a significant portion of our reserve liabilities.

The following table presents the deposits generated from our organic and inorganic channels:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Retail sales	$1,791	$1,909	$3,037	$3,725
Flow reinsurance	2,265	1,125	3,126	2,145
Funding agreements[1]	2,636	299	3,459	299
Pension risk transfer	229	706	1,246	2,629
Total organic deposits	6,921	4,039	10,868	8,798
Inorganic deposits	28,792	—	28,792	—
Gross deposits	35,713	4,039	39,660	8,798
Deposits attributable to ACRA noncontrolling interest	(18,268)	—	(18,268)	—
Net deposits	$17,445	$4,039	$21,392	$8,798

[1] Funding agreements are comprised of our funding agreement backed note program, Federal Home Loan Bank secured funding agreements and long-term repurchase agreements.

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $10.9 billion and $8.8 billion in the six months ended June 30, 2020 and 2019, respectively, which were underwritten to attractive, at-or-above target returns despite the historically low interest rate environment. Organic deposits increased $2.1 billion, or 24%, reflecting the strength of our multi-channel distribution platform despite a challenging macroeconomic backdrop amidst the ongoing COVID-19 crisis. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $6.0 billion and $5.7 billion for the six months ended June 30, 2020 and 2019, respectively. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure and scale to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $3.0 billion and $3.7 billion for the six months ended June 30, 2020 and 2019, respectively. The decrease in our retail channel was primarily driven by a significant decline in industry-wide sales volumes as a result of the economic impacts of the spread of COVID-19, as well as the mitigation measures undertaken to combat the spread, which has complicated the sales process. The decrease was partially offset by relatively strong company performance amidst this industry backdrop as we continued to experience strong production in the bank and broker-dealer channels and demonstrate strong sales execution despite the challenging sales environment. Despite the significant headwinds, we have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 50 independent marketing organizations (IMO); approximately 53,000 independent agents; and our growing network of 14 small and mid-sized banks and 94 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we are focusing on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $3.1 billion and $2.2 billion for the six months ended June 30, 2020 and 2019, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes with existing partnerships. In July we established a new flow reinsurance partnership with a large Japanese financial institution, marking our entry into the large Japanese annuity market. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated deposits of $4.7 billion and $2.9 billion for the six months ended June 30, 2020 and 2019, respectively. The increase in our institutional channel was driven by higher funding agreement deposits, partially offset by lower PRT deposits. During the six months ended June 30, 2020, we issued funding agreements in the aggregate principal amount of $3.5 billion and $299 million for the six months ended June 30, 2020 and 2019, respectively, including our inaugural Euro denominated FABN. Funding agreements are comprised of our funding agreement backed note program, Federal Home Loan Bank secured funding agreements and long-term repurchase agreements with deposits in the aggregate principal amount of $2.0 billion, $875 million and $598 million for the six months ended June 30, 2020, respectively. We closed two PRT transactions and issued group annuity contracts in the aggregate principal amount of $1.3 billion, compared to $2.6 billion during the six months ended June 30, 2019. Since entering the PRT channel in 2017 through June 30, 2020, we have closed 18 deals involving more than 181,000 plan participants resulting in the issuance of group annuities of $12.1 billion. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. On June 18, 2020, we entered into an agreement with Jackson, effective June 1, 2020, pursuant to which we agreed to reinsure a block of fixed and fixed indexed annuities on a funds withheld coinsurance basis providing $28.8 billion of gross deposits. Utilizing the strategic benefits of ACRA, approximately 63% of the total capital deployment for the transaction will be funded by third-party investors and approximately 37% will be funded by ALRe. Additionally, as part of the transaction, ACRA made a $500 million equity investment in an indirect parent of Jackson, which closed on July 17, 2020. We expect that our inorganic channel will continue to be an important source of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of June 30, 2020, we estimate that we have approximately $7.3 billion in capital available to deploy, consisting of approximately $3.0 billion in excess capital, $2.5 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.8 billion in available uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership from the original 33% to 36.55% of the economic interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by an affiliate of Apollo. ACRA is expected to participate in qualifying transactions and certain other transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This shareholder-friendly, strategic capital solution is expected to allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Strategic Transaction with Apollo

On February 28, 2020, we closed a transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at $1.1 billion, upon close, and $350 million of cash. Additionally, we converted our Class B common shares to Class A common shares and our Class M common shares to Class A common shares and warrants, eliminating our multi-class share structure. The AOG units are reflected within the change in fair value of Apollo investment, net of tax line item and may present future volatility in our results of operations due to changes in the valuation of the AOG units. See Note 11 – Related Parties to the consolidated financial statements for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Trends and Competition

Market Conditions

Market performance in the second quarter was primarily characterized by the significant rally seen across risk assets. Equity markets moved higher at a pace with limited historical precedent, coming close to reversing the significant underperformance of the first quarter by the middle of June. Fixed income securities rallied as well, with credit spreads on investment grade securities tightening approximately 250 basis points from the maximum levels by the end of the quarter, and parts of structured product, high yield, and other sectors outperforming to an even greater degree relative to their maximum levels (credit spreads on AAA-rated CLOs tightened 360 basis points and credit spreads on high yield securities tightened 435 basis points in the same time period). Energy markets, particularly oil, which was a secondary cause of volatility in the first quarter, saw more modest improvements, but in general, the market tone broadly stood in stark contrast to that of the first three months of the year. The nature of the response to COVID-19 by global central banks was the primary reason for the rally observed during the second quarter, and the various backstops, economic protections, and purchase programs put in place thus far significantly exceed all historical measures undertaken, including those undertaken in the midst of the Global Financial Crisis, with respect to both size and speed. Not all sectors have benefited equally from the rally and there are meaningful segments of the markets and the economy that remain challenged as a result - travel and leisure, transportation, entertainment, dining, brick and mortar retail, autos and lodging all face significant challenges in the near-term, and early indications from the second quarter earnings season suggest banks and other sectors are preparing for a challenged economic environment as well.

Interest Rate Environment

Both as a result of significant central bank intervention and a continued flight-to-quality trade (coupled with the ongoing global search for yield), interest rates remained close to all-time lows throughout the quarter. Importantly, yields outside of the U.S., which had been close to zero, and in some cases negative, moved even lower, exacerbating demand. Communications from global central banks suggest that market support will continue, although there remains significant additional purchasing to complete relating to previously announced programs, both in the U.S. and elsewhere.

The environment for yield focused buyers remains challenging. Quality names and structures will remain well-bid ensuring that yields on these assets remains relatively low. Credit spreads have a good amount of room to tighten before they come close to the lows of the last three years (approximately 40-50 basis points on U.S. investment grade credit, for example), and so will likely continue to attract buyers. On the supply side, the new issues market remains robust, even considering the current credit spread environment. Therefore, deployment challenges are likely to persist.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. Year-to-date trends have entailed decreasing interest rates leading to a decrease in our investment income from floating rate investments, whereas widening credit spreads have resulted in an overall increase in asset yields, which we expect would result in an increase in the yield on our new investment purchases and a decline in the value of our existing investments.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, such as has been experienced during the first half of 2020. Our investment portfolio includes $23.5 billion of floating rate investments, or 17% of our net invested assets as of June 30, 2020.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of June 30, 2020, most of our products were fixed annuities with 23% of our FIAs at the minimum guarantees and 42% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2020, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

Business Continuity Risk. The spread of COVID-19 threatens the health and safety of our most valuable asset, our people. To mitigate the risk that the virus infects members of our workforce, to ensure the continuity of our operations throughout the duration of this pandemic and to ensure uninterrupted servicing of the policyholders who have entrusted us for their retirement needs, during March 2020 we implemented our business continuity plan. Pursuant to that plan, we implemented remote work protocols pursuant to which the significant majority of our employees worked remotely, with only certain operationally essential employees working at our facilities, to the extent lawfully permitted. For the operationally essential employees who continued working at our facilities, we implemented new safety protocols that incorporated recommendations, guidelines and regulations from the Center for Disease Control and other national, state and local health authorities, including mandated temperature screenings upon entering the building; the appropriate practice of social distancing, which includes but is not limited to a reduction in the number of people allowed in conference rooms and limiting elevator car capacity; the requirement to wear face coverings; and limitations on movement in the building, among other requirements designed to reduce the risk of transmission between employees (collectively, Safety Protocols). In addition, we implemented enhanced cleaning protocols, which include increased staff to clean common areas; availability of cleaning supplies, face coverings and hand sanitizer throughout our facilities that are operational; and actively encouraging our employees to adopt enhanced hygiene practices. On June 1, 2020, we commenced our repopulation plan with the first wave of employees returning to the office. Thereafter, employees returned in three additional waves, with each wave following the prior by at least two weeks. We expect a final wave, comprised of individuals with special circumstances, to return to the office in the coming months as their individual circumstances allow. As of July 31, 2020, a majority of our workforce had returned to the office. Prior to the commencement of our repopulation plan, all employees were required to complete a comprehensive training covering our repopulation plan and our Safety Protocols. We have implemented case investigation and contact tracing procedures to appropriately identify and quarantine those individuals who have been or may have been exposed to the virus. As of July 31, 2020, we had eight employees who had been certified as contact tracers through Johns Hopkins University. We have been successful in implementing our business continuity and repopulation plans and to date have experienced no material impairment to our business operations. We continue to closely monitor our situation and the recommendations and guidelines issued by national, state and local health authorities.

Market Risk. The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or increase the market risks to which we are subject, namely interest rate risk, credit risk and public equity risk. The spread of COVID-19 and the Federal Reserve’s responsive measures have resulted in abrupt and significant decreases in interest rates and abrupt and significant increases in credit spreads. Changes in interest rates and credit spreads may result in a decrease in the value of our invested assets. To the extent that we needed to sell assets at these decreased values in order to satisfy our obligations, we would realize losses. However, approximately 75% of our deferred annuities have surrender charges, and 58% have market value adjustment features, which we believe greatly reduce the likelihood and magnitude of unexpected withdrawals. Further, our PRT and funding agreement obligations are predominantly non-surrenderable. In addition, we mitigate interest rate risk by managing the effective duration of our assets and liabilities. In doing so, we closely monitor and manage our net duration mismatch as well as our cash inflows and outflows. Decreases in interest rates impact the interest income that we receive on our floating rate assets. For the six months ended June 30, 2020, we recognized $92 million less in floating rate income than we recognized for the six months ended June 30, 2019, primarily as a result of the declines in interest rates occurring during the six months ended June 30, 2020.

A greater proportion of the companies that issued the securities that we hold in our investment portfolio are more likely to experience financial hardship as a result of the economic effects of COVID-19. We mitigate such risk by actively managing our investment portfolio and attempting to exit or reduce exposures we deem to carry disproportionate risk when compared to their return profile. For the six months ended June 30, 2020, we recognized increased intent to sell impairments of $8 million when compared to the six months ended June 30, 2019, as a result of our active portfolio management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are exposed to public equity risk through the index crediting on our FIA products, our AOG unit holdings and our common stock holdings in OneMain Holdings, Inc. (OneMain). We effectively eliminate the public equity risk arising from the index crediting on our FIA products by hedging the relevant index performance over the crediting period. Though this results in an effective hedge for economic purposes, because the instruments used to hedge the index crediting period are for a shorter term than the FIA contract, the hedge is not deemed effective for accounting purposes and results in the recognition of gains and losses from period to period. The public equity volatility arising from our holdings of AOG Units and OneMain stock is unhedged. During the six months ended June 30, 2020, we recognized an income statement impact of $(197) million resulting from our FIA products (net of offsets) and decreases in the market value of our OneMain holding, partially offset by an increase in the market value of our AOG holding, as the share price in the second quarter rebounded following market value decreases in the first quarter.

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

To be prepared to capitalize on growth opportunities that may arise in the current market environment as well as to manage any near-term liquidity risk, we have strategically increased our available liquidity. As of June 30, 2020, excluding the impact of the reinsurance transaction with Jackson National, we had approximately $8.5 billion of available liquidity comprised of $5.2 billion of cash and approximately $3.3 billion of undrawn capacity under various financing facilities. We have taken measures to increase our financial flexibility, including negotiating new committed lending facilities and retaining a portion of the proceeds received from our organic channels in cash and other highly liquid assets. We have also entered into several new securities repurchase arrangements with different financial institutions to provide access to additional short-term liquidity, to the extent available. As economic conditions stabilize, we will seek to invest our excess liquidity in yield producing assets.

With a record number of individuals finding themselves abruptly out of work and searching for sources of liquidity, we face policyholder behavior risk in the form of increased withdrawal levels and lapse rates may be elevated. We have been closely monitoring policyholder behavior on a daily basis. As of July 31, 2020, we had noticed no material adverse change in policyholder behavior. We mitigate policyholder behavior risk by monitoring and projecting cash inflows and outflows and by maintaining greater levels of available liquidity.

Emerging Trends

As a result of the spread of COVID-19, the resulting impact on economic conditions and the financial markets and the mitigation efforts we have undertaken in response, we expect to see several trends impacting our future operating results.

First, we have held and could continue to hold a greater proportion of our invested assets in cash and other liquid assets which could impact our net investment earned rates and net spread. As economic conditions stabilize, we expect to see this trend begin to reverse as we seek to invest our excess liquidity in yield producing assets and also as we continue to redeploy the Jackson investment portfolio.

Second, we expect that the current market environment will cause certain issuers of securities held in our investment portfolio to experience financial hardship, resulting in recognition of credit losses or impairments. For the six months ended June 30, 2020, we had a provision for credit losses, net of noncontrolling interests, of $281 million. While we cannot predict the duration or severity of the current economic downturn, we regularly perform stress testing of our investment portfolio under two hypothetical scenarios: a baseline recession scenario and a deep recession scenario. The assumptions for each hypothetical scenario and past experience are included in the chart below.

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

Third, we have experienced downward pressure on the valuation of our alternative investments portfolio. During the six months ended June 30, 2020, we experienced a decrease in net income of $137 million attributed to mark-to-market performance of our alternative investments. A significant driver of this decrease is the fact that approximately 60% of our alternatives portfolio is accounted for on a one to three month lag. Therefore, the adverse impact of the economic environment during the three months ended March 31, 2020 drove the unfavorable performance. We would expect to see some of the second quarter recovery reflected in our third quarter performance for those alternatives reported on a lag.

Fourth, the substantial decrease in interest rates during the six months ended June 30, 2020 will have a negative impact on adjusted operating income if the current rates persist for a prolonged period. Currently, we estimate that a 25 basis point decrease in interest rates that persists for a 12-month period will result in an approximate $30 – $35 million decrease in adjusted operating income.
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

As of June 30, 2020, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond 2021
Investments	$22,952	$19,673
Product Liabilities	13,680	3,128
Derivatives Hedging Product Liabilities	18,761	1,143
Other Derivatives	477	477
Other Contracts	2,963	2,663
Total notional of contracts tied to LIBOR	$58,833	$27,084

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

As of June 30, 2020, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond 2021
Multi-lateral Arrangements
Corporates	$900	$504
RMBS	4,208	3,983
CMBS	346	45
CLO	11,525	11,438
ABS	1,511	1,435
Bank Loans	459	280
Total Multi-lateral Arrangements	18,949	17,685
Bi-lateral Arrangements
CML	3,864	1,849
RML	139	139
Total Bi-lateral Arrangements	4,003	1,988
Total investments tied to LIBOR	$22,952	$19,673

Of the total notional value of investment-related contracts tied to LIBOR, extending beyond 2021, $17.7 billion or 89.9% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would look to some broad-based solution, such as the Alternative Reference Rates Committee’s proposed New York law amendment, to rectify such deficiency. To the extent that the fallback rates ultimately used to determine interest payable on such investments do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond 2021 of $2.0 billion or 10.1% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

As our investment manager, Apollo maintains the documentation associated with the assets in our investment portfolio. We are therefore dependent upon Apollo for the successful completion of our LIBOR transition efforts relating to our investment portfolio. See Part II–Item 1A. Risk Factors–Uncertainty relating to the LIBOR Calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of our investment portfolio, our ability to achieve our hedging objectives and our ability to issue funding agreements bearing a floating rate of interest. Apollo’s failure to fulfill its responsibilities could have an adverse impact on our results of operations and ability to timely report accurate financial information.

Product Liabilities and Associated Hedging Instruments

As of June 30, 2020, we had product liabilities with a notional value of approximately $13.7 billion for which LIBOR is a component in the determination of interest credited, of which we expect $3.1 billion to extend beyond 2021. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR), for which we have previously disclosed exposure values, and indices that use LIBOR as a means to control volatility, which we identified during the current period. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of June 30, 2020, we held derivatives with a notional value of approximately $18.8 billion to hedge our exposure to these product liabilities, of which we expect $1.1 billion to extend beyond 2021. Included within this category are $4.3 billion of Eurodollar futures, of which we expect $1.1 billion to extend beyond 2021. Exchange traded products such as Eurodollar futures will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We expect that substantially all of such derivatives will expire before the end of 2021. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Derivatives

Our other derivative contracts tied to LIBOR are generally entered into pursuant to an ISDA Master Agreement. We believe that fallbacks contemplating a permanent discontinuation of LIBOR will be integrated into the ISDA Master Agreement and applied to our outstanding obligations via standard protocol counterparty consent. To the extent that the fallbacks ultimately incorporated into our other derivative contracts result in the use of a replacement rate that differs from that employed in the contract being hedged, we may experience basis mismatch. We will continue to evaluate this risk as fallbacks become better defined.

Other Contracts and Other Sources of Exposure

Other contracts is comprised of our credit agreement, floating rate funding agreements and fixed-to-float Series A preference shares, all of which contemplate the permanent discontinuation of LIBOR or have fallback provisions in place that provide for the determination of interest after the discontinuation of LIBOR. In addition to the other contracts for which we have quantified our exposure, we are party to contracts that are tied to LIBOR based upon the occurrence of some remote contingency, such as the accrual of penalty interest, or for which LIBOR is otherwise not a material term of the contract. These contracts do not lend themselves to quantification and are lower in priority in our LIBOR remediation efforts. Finally, LIBOR is used as a component in our internal derivative valuation models. We intend to transition the benchmark yield curve in such models from LIBOR to the Secured Overnight Financing Rate prior to the discontinuation of LIBOR. Such transition may affect the valuation of our derivative instruments.

We can provide no assurance that we will be successful at completing all the phases of our plan prior to the discontinuation of LIBOR. Completion of certain phases of our plan are contingent upon market developments and are therefore not fully within our control. To the extent management effort and attention is focused on other matters, such as responding to the risks posed by COVID-19, the timely completion of our plan could become more difficult. Failure to complete all phases of our plan prior to the discontinuation of LIBOR may have a material adverse effect on our business, financial position, results of operations and cash flows and on our ability to timely report accurate financial information.

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

According to LIMRA, total fixed annuity market sales in the United States were $29.9 billion for the three months ended March 31, 2020, a 21.5% decrease from the same time period in 2019 as interest rates pulled down crediting rates in all fixed product lines. In the total fixed annuity market, for the three months ended March 31, 2020 (the most recent period for which specific market share data is available), we were the 7th largest company based on sales of $1.2 billion, translating to a 4.1% market share. For the three months ended March 31, 2019, our market share was 4.8% with sales of $1.8 billion.

According to LIMRA, total fixed annuity sales in the United States were $139.8 billion for the year ended December 31, 2019, a 4.7% increase from the year ended December 31, 2018. In the total fixed annuity market, for the year ended December 31, 2019, we were the 5th largest company based on sales of $6.8 billion, translating to a 4.8% market share. For the year ended December 31, 2018, our market share was 5.6% with sales of $7.5 billion.

FIAs have been one of the fastest growing annuity products, having grown from $27.3 billion in sales for the year ended December 31, 2005 to $73.5 billion in sales for the year ended December 31, 2019. According to LIMRA data, for the three months ended March 31, 2020 (the most recent period for which specific market share data is available), we were the 4th largest provider of FIAs based on sales of $1.1 billion, and our market share for the same period was 6.7%. For the three months ended March 31, 2019, we were the 2nd largest provider of FIAs based on sales of $1.6 billion, translating to an 8.9% market share.

According to LIMRA, for the year ended December 31, 2019, we were the 2nd largest provider of FIAs based on sales of $6.1 billion, and our market share for the same period was 8.3%. For the year ended December 31, 2018, we were the 2nd largest provider of FIAs based on sales of $6.6 billion, translating to a 9.4% market share.

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

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2020	2019	2020	2019
Revenues	$4,398	$3,423	$2,849	$8,418
Benefits and expenses	3,317	2,673	3,150	6,928
Income (loss) before income taxes	1,081	750	(301)	1,490
Income tax expense (benefit)	150	30	(16)	62
Net income (loss)	931	720	(285)	1,428
Less: Net income (loss) attributable to noncontrolling interests	88	—	(81)	—
Net income (loss) attributable to Athene Holding Ltd.	843	720	(204)	1,428
Less: Preferred stock dividends	19	—	37	—
Net income (loss) available to AHL common shareholders	$824	$720	$(241)	$1,428

ROE	26.8%	25.6%	(3.4)%	27.7%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

In this section, references to 2020 refer to the three months ended June 30, 2020 and references to 2019 refer to the three months ended June 30, 2019.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $104 million, or 14%, to $824 million in 2020 from $720 million in 2019. ROE increased to 26.8% from 25.6% in 2019. The increase in net income available to AHL common shareholders was driven by a $1.0 billion increase in revenues, partially offset by a increase of $644 million in benefits and expenses and a $120 million increase in income tax expense.

Revenues

Revenues increased by $1.0 billion to $4.4 billion in 2020 from $3.4 billion in 2019. The increase was driven by an increase in investment related gains and losses and an increase in net investment income, partially offset by a decrease in premiums.

Investment related gains and losses increased by $1.2 billion to $2.5 billion in 2020 from $1.3 billion in the prior year, primarily due to the change in fair value of reinsurance assets, the change in fair value of FIA hedging derivatives, and the change in fair value of trading securities. The change in fair value of reinsurance assets increased $894 million primarily driven by the change in the value of the underlying assets related to credit spreads tightening. The change in fair value of FIA hedging derivatives increased $233 million driven by the favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 20.0% in 2020, compared to an increase of 3.8% in 2019. The favorable change in fair value of trading securities of $112 million was comprised primarily of an increase in AmerUs Closed Block assets of $42 million, CLO equity securities, non-redeemable preferred stock and other trading securities primarily due to credit spreads tightening.

Net investment income increased by $154 million to $1.3 billion in 2020 from $1.2 billion in the prior year, primarily driven by an unrealized gain on our investment in Apollo of $481 million due to the increase in share price, partially offset by unfavorable alternative investment performance and lower floating rate income due to the lower interest rate environment.

Premiums decreased by $432 million to $355 million in 2020 from $787 million in the prior year, driven by lower PRT premiums compared to prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Benefits and Expenses

Benefits and expenses increased by $644 million to $3.3 billion in 2020 from $2.7 billion in 2019. The increase was driven by an increase in interest sensitive contract benefits and an increase in DAC, DSI and VOBA amortization, partially offset by a decrease in future policy and other policy benefits.

Interest sensitive contract benefits increased by $1.0 billion to $2.1 billion in 2020 from $1.1 billion in 2019, driven by an increase in FIA fair value embedded derivatives of $942 million and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a larger decrease in discount rates compared to 2019, as well as the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 20.0% in 2020, compared to an increase of 3.8% in 2019.

DAC, DSI and VOBA amortization increased by $66 million to $340 million in 2020 from $274 million in 2019, primarily due to the favorable change in investment related gains and losses as a result of a favorable change in reinsurance embedded derivatives, partially offset by the unfavorable net change in FIA derivatives, favorable impacts from equity market performance, and lower gross profits.

Future policy and other policy benefits decreased by $437 million to $674 million in 2020 from $1.1 billion in 2019, primarily attributable to lower PRT obligations and a decrease in the change in rider reserves, partially offset by an increase in the change in AmerUs Closed Block fair value liability. The change in rider reserve of $73 million was primarily due to unfavorable net change in FIA derivatives and favorable impacts from equity market performance. The unfavorable change in the AmerUs Closed Block fair value liability of $39 million was primarily driven by the increase in unrealized gains on the underlying investments related to credit spreads tightening.

Taxes

Income tax expense (benefit) increased by $120 million to $150 million in 2020 from $30 million in 2019. The income tax expense for 2020 was primarily driven by higher income before tax resulting from the favorable change in reinsurance embedded derivatives and unrealized gains on our investment in Apollo.

Our effective tax rate in the second quarter of 2020 was 14% and 4% in 2019. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest increased by $88 million to $88 million in 2020 from $0 million in 2019, driven by net income related to noncontrolling interests in ACRA following the sale of a 67% interest in ACRA to ADIP on October 1, 2019. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership from 33% to 36.55%. There was no significant noncontrolling interest prior to the ACRA sale to ADIP.

Preferred Stock Dividends

Preferred stock dividends increased by $19 million to $19 million in 2020 from $0 million in 2019, driven by dividends paid on the preferred stock we issued in June and September of 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

In this section, references to 2020 refer to the six months ended June 30, 2020 and references to 2019 refer to the six months ended June 30, 2019.

Net Income (Loss) Available to AHL Common Shareholders

Net income (loss) available to AHL common shareholders decreased by $1.7 billion, or 117%, to $(241) million in 2020 from $1.4 billion in 2019. ROE decreased to (3.4)% from 27.7% in 2019. The decrease in net income (loss) available to AHL common shareholders was driven by a $5.6 billion decrease in revenues, an $81 million decrease in noncontrolling interests and a $37 million increase in preferred stock dividends, partially offset by a decrease of $3.8 billion in benefits and expenses and a $78 million decrease in income tax expense.

Revenues

Revenues decreased by $5.6 billion to $2.8 billion in 2020 from $8.4 billion in 2019. The decrease was driven by a decrease in investment related gains and losses, a decrease in premiums, and a decrease in net investment income.

Investment related gains and losses decreased by $4.1 billion to $(1.0) billion in 2020 from $3.1 billion in the prior year, primarily due to the change in fair value of FIA hedging derivatives, the change in fair value of reinsurance assets, the change in provision for credit losses, the change in fair value of trading securities and a decrease in equity securities reflecting the decline in financial markets. The change in fair value of FIA hedging derivatives decreased $2.2 billion driven by the unfavorable performance of the indices upon which our call options are based.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The majority of our call options are based on the S&P 500 index which decreased 4.0% in 2020, compared to an increase of 17.3% in 2019. The change in fair value of reinsurance assets decreased $1.4 billion primarily driven by the change in the value of the underlying assets related to credit spreads widening. The unfavorable change in gross provision for credit losses of $289 million was primarily a result of the forecasted economic downturn from the spread of COVID-19. The unfavorable change in fair value of trading securities of $167 million was comprised primarily of a decrease in AmerUs Closed Block assets of $56 million, CLO equity securities, non-redeemable preferred stock and other trading securities primarily due to credit spreads widening.

Premiums decreased by $1.3 billion to $1.5 billion in 2020 from $2.8 billion in the prior year, driven by lower PRT premiums compared to prior year.

Net investment income decreased by $183 million to $2.1 billion in 2020 from $2.3 billion in the prior year, primarily driven by unfavorable alternative investment performance and lower floating rate income due to the lower interest rate environment, partially offset by an unrealized gain on our investment in Apollo of $184 million due to the increase in share price.

Benefits and Expenses

Benefits and expenses decreased by $3.8 billion to $3.1 billion in 2020 from $6.9 billion in 2019. The decrease was driven by a decrease in interest sensitive contract benefits, a decrease in future policy and other policy benefits and a decrease in DAC, DSI and VOBA amortization.

Interest sensitive contract benefits decreased by $1.9 billion to $757 million in 2020 from $2.6 billion in 2019, driven by a decrease in FIA fair value embedded derivatives of $1.9 billion, partially offset by growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 4% in 2020, compared to an increase of 17.3% in 2019, as well as a favorable change in discount rates used in our embedded derivative calculations as the current year experienced a smaller decrease in discount rates compared to 2019.

Future policy and other policy benefits decreased by $1.4 billion to $2.0 billion in 2020 from $3.4 billion in 2019, primarily attributable to lower PRT obligations, a decrease in the change in rider reserves and a decrease in the change in AmerUs Closed Block fair value liability. The change in rider reserve of $119 million was primarily due to the unfavorable change in reinsurance embedded derivatives and the unfavorable net change in FIA derivatives, partially offset by the unfavorable impacts from equity market performance and growth in the block of business. The favorable change in the AmerUs Closed Block fair value liability of $66 million was primarily driven by the increase in unrealized losses on the underlying investments related to credit spreads widening, partially offset by the decrease in U.S. Treasury rates compared to prior year.

DAC, DSI and VOBA amortization decreased by $573 million to $(63) million in 2020 from $510 million in 2019, primarily due to the unfavorable change in investment related gains and losses as a result of an unfavorable change in reinsurance embedded derivatives and the unfavorable net change in FIA derivatives partially offset by the unfavorable impacts from equity market performance and growth in the block of business.

Taxes

Income tax expense (benefit) decreased by $78 million to $(16) million in 2020 from $62 million in 2019. The income tax benefit for 2020 was primarily driven by lower income before tax resulting from the unfavorable change in reinsurance embedded derivatives, partially offset by unrealized gains on our investment in Apollo.

Our effective tax rate in 2020 was 5% and 4% in 2019. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest decreased by $81 million to $(81) million in 2020 from $0 million in 2019, driven by a net loss related to noncontrolling interests in ACRA following the sale of a 67% interest in ACRA to ADIP on October 1, 2019. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership in ACRA from 33% to 36.55%. There was no significant noncontrolling interest prior to the ACRA sale to ADIP.

Preferred Stock Dividends

Preferred stock dividends increased by $37 million to $37 million in 2020 from $0 million in 2019, driven by dividends we paid on preferred stock we issued in June and September of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income (loss) available to common shareholders by segment:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2020	2019	2020	2019
Net income (loss) available to AHL common shareholders	$824	$720	$(241)	$1,428

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	(11)	41	1	53
Unrealized, allowances and other investment gains (losses)	52	10	(317)	39
Change in fair value of reinsurance assets	1,113	570	(164)	1,186
Offsets to investment gains (losses)	(379)	(204)	116	(403)
Investment gains (losses), net of offsets	775	417	(364)	875
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(405)	(57)	(340)	(84)
Integration, restructuring and other non-operating expenses	(9)	(11)	(13)	(12)
Stock compensation expense	—	(3)	(10)	(6)
Income tax (expense) benefit – non-operating	(27)	4	104	(2)
Less: Total non-operating adjustments	334	350	(623)	771
Adjusted operating income available to common shareholders	$490	$370	$382	$657

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$208	$376	$412	$662
Corporate and Other	282	(6)	(30)	(5)
Adjusted operating income available to common shareholders	$490	$370	$382	$657

Adjusted operating ROE	19.4%	16.2%	7.8%	14.6%
Retirement Services adjusted operating ROE	11.1%	18.9%	11.4%	17.1%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $120 million, or 32%, to $490 million in 2020 from $370 million in 2019. Adjusted operating ROE was 19.4%, up from 16.2% in 2019. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax was $118 million for the three months ended June 30, 2020. The increase in adjusted operating income available to common shareholders was primarily driven by an increase in our Corporate and Other segment of $288 million, partially offset by a decrease in our Retirement Services segment of $168 million.

Our consolidated net investment earned rate was 3.29% in 2020, a decrease from 4.67% in 2019, primarily due to the unfavorable performance in our alternative portfolio as well as less favorable performance in our fixed and other investment portfolio. Alternative net investment earned rate was (6.75)% in 2020, a decrease from 14.13% in 2019, primarily driven by the unfavorable performance of alternatives reported on a lag reflecting the economic downturn from the spread of COVID-19 in the first quarter 2020, partially offset by an increase in AmeriHome returns. Fixed and other net investment earned rate was 3.78% in 2020, a decrease from 4.26% in 2019, driven by lower floating rate investment income, higher levels of cash than in the prior year, lower returns on the assets from the Jackson reinsurance transaction and lower bond call income and mortgage prepayments.

Non-operating Adjustments

Non-operating adjustments decreased by $16 million to $334 million in 2020 from $350 million in 2019. The decrease in non-operating adjustments was primarily driven by the unfavorable change in net FIA derivatives, partially offset by the favorable changes in fair value of reinsurance assets. Net FIA derivatives were unfavorable by $348 million primarily due to the unfavorable change in discount rates used in our embedded derivative calculations, partially offset by the favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index. The change in fair value of reinsurance assets were favorable by $543 million primarily due to credit spreads tightening.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $275 million, or 42%, to $382 million in 2020 from $657 million in 2019. Adjusted operating ROE was 7.8%, down from 14.6% in 2019. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax was $249 million for the six months ended June 30, 2020. The decrease in adjusted operating income available to common shareholders was primarily driven by a decrease in our Retirement Services segment of $250 million, as well as a decrease in our Corporate and Other segment of $25 million.

Our consolidated net investment earned rate was 3.56% in 2020, a decrease from 4.48% in 2019, primarily due to the unfavorable performance in our alternative portfolio as well as less favorable performance of our fixed and other investment portfolio. Alternative net investment earned rate was (4.70)% in 2020, a decrease from 9.28% in 2019, driven by unfavorable performance on alternatives reported on a lag reflecting the economic downturn from the spread of COVID-19 in the first quarter 2020, a decrease in market value of the equity position in OneMain and lower MidCap returns, partially offset by favorable AmeriHome returns. Fixed and other net investment earned rate was 3.97% in 2020, a decrease from 4.27% in 2019, driven by lower floating rate investment income, higher levels of cash than in the prior year and lower returns on the assets from the Jackson reinsurance transaction.

Non-operating Adjustments

Non-operating adjustments decreased by $1.4 billion to $(623) million in 2020 from $771 million in 2019. The decrease in non-operating adjustments was primarily driven by the unfavorable changes in fair value of reinsurance assets, change in provision for credit loss and the unfavorable change in net FIA derivatives. The change in fair value of reinsurance assets were unfavorable $1.4 billion due to credit spreads widening, partially offset by a decrease in U.S. Treasury rates. The unfavorable change in net provision for credit loss in 2020 of $281 million was primarily a result of the forecasted economic downturn from the spread of COVID-19. Net FIA derivatives were unfavorable by $256 million primarily due to the unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, partially offset by the favorable change in discount rates used in our embedded derivative calculations.

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

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $168 million, or 45%, to $208 million in 2020, from $376 million in 2019. Adjusted operating ROE was 11.1%, down from 18.9% in the prior period. The decrease in adjusted operating income available to common shareholders was driven by lower net investment earnings, partially offset by lower cost of funds. Net investment earnings decreased $246 million primarily driven by unfavorable alternative investment performance, lower floating rate income, and higher levels of cash than in the prior year related to strong deposits in the quarter and raising liquidity during the second quarter, partially offset by $10.9 billion of growth in our average net invested assets from prior year attributed to a strong growth in deposits and the Jackson reinsurance transaction. Cost of funds were $67 million lower primarily related to favorable rider reserves and DAC amortization related to lower gross profits and favorable impacts from equity market performance.

Net Investment Spread

	Three months ended June 30,
	2020	2019
Net investment earned rate	3.44%	4.63%
Cost of funds	2.48%	2.95%
Net investment spread	0.96%	1.68%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 72 basis points to 0.96% in 2020 from 1.68% in 2019. Net investment earned rate decreased due to a decline in both the alternative net investment earned rate and fixed and other net investment earned rate. The alternative net investments earned rate decreased in 2020 to (4.38)% from 14.46% in 2019, driven by unfavorable performance on alternatives reported on a lag reflecting the economic downturn from the spread of COVID-19 in the first quarter of 2020, partially offset by higher AmeriHome returns mainly due to an increase in valuation reflecting higher origination volumes and increased gains on sales driven by increased spreads. The fixed and other net investment earned rate decreased in 2020 to 3.78% from 4.26% in 2019, primarily attributed to lower floating rate income, higher levels of cash compared to the prior year, lower returns on the assets from the Jackson reinsurance transaction and lower bond call income and mortgage prepayments.

Cost of funds decreased by 47 basis points to 2.48% in 2020, from 2.95% in 2019, primarily driven by favorable rider reserves and DAC amortization primarily due to lower gross profits and favorable impacts from equity market performance. Cost of crediting decreased 11 basis points primarily driven by a decrease in floating rate and recent funding agreement rates, a decrease in recent PRT rates and favorable rate actions on deferred annuities.

Investment Margin on Deferred Annuities

	Three months ended June 30,
	2020	2019
Net investment earned rate	3.44%	4.63%
Cost of crediting on deferred annuities	1.94%	1.98%
Investment margin on deferred annuities	1.50%	2.65%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 115 basis points to 1.50% in 2020, from 2.65% in 2019, driven by a decrease in the net investment earned rate, partially offset by a decrease in the cost of crediting on deferred annuities from the prior year as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $250 million, or 38%, to $412 million in 2020, from $662 million in 2019. Adjusted operating ROE was 11.4%, down from 17.1% in the prior period. The decrease in adjusted operating income available to common shareholders was driven by lower net investment earnings and slightly higher cost of funds. Net investment earnings decreased $233 million primarily driven by unfavorable alternative investment performance, lower floating rate income and higher levels of cash than in the prior year, partially offset by $8.5 billion of growth in our average net invested assets from prior year attributed to a strong growth in deposits. Cost of funds were $20 million higher primarily related to unfavorable rider reserves and DAC amortization related to unfavorable impacts from equity market performance and growth in the block of business, partially offset by lower gross profits.

Net Investment Spread

	Six months ended June 30,
	2020	2019
Net investment earned rate	3.73%	4.42%
Cost of funds	2.73%	2.90%
Net investment spread	1.00%	1.52%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 52 basis points to 1.00% in 2020 from 1.52% in 2019. Net investment earned rate decreased due to a decline in alternative net investment earned rate and fixed and other net investment earned rate. The alternative net investments earned rate decreased in 2020 to (1.95)% from 8.42% in 2019, driven by unfavorable performance on alternatives reported on a lag reflecting the economic downturn from the spread of COVID-19 in the first quarter 2020 and a lower MidCap return mainly due to a decrease in valuation reflecting an increase in loan loss assumptions and lower origination volumes reflecting the current interest rate environment, partially offset by higher AmeriHome return mainly due to an increase in valuation reflecting higher origination volumes and increased gains on sales driven by increased spreads. The fixed and other net investment earned rate decreased in 2020 to 3.98% from 4.27% in 2019, primarily attributed to lower floating rate investment income, higher levels of cash than in the prior year and lower returns on the assets from the Jackson reinsurance transaction.

Cost of funds decreased by 17 basis points to 2.73% in 2020, from 2.90% in 2019, primarily driven by lower cost of crediting and other liability costs. Cost of crediting decreased 11 basis points primarily driven by a decrease in floating rate and recent funding agreement rates, a decrease in recent PRT rates and favorable rate actions on deferred annuities. Other liability costs decreased 6 basis points primarily driven by lower rider reserves and DAC amortization related to lower gross profits, partially offset by unfavorable impacts from equity market performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Margin on Deferred Annuities

	Six months ended June 30,
	2020	2019
Net investment earned rate	3.73%	4.42%
Cost of crediting on deferred annuities	1.92%	1.98%
Investment margin on deferred annuities	1.81%	2.44%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 63 basis points to 1.81% in 2020, from 2.44% in 2019, driven by a decrease in the net investment earned rate, partially offset by a decrease in the cost of crediting on deferred annuities from the prior year as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders increased by $288 million to $282 million from $(6) million for the three months ended June 30, 2020 and 2019, respectively. The increase in adjusted operating income (loss) available to common shareholders was primarily driven by a $372 million gain on our investment in Apollo, net of tax, partially offset by unfavorable alternative investment performance on alternatives reported on a lag reflecting the economic downturn from the spread of COVID-19 in the first quarter 2020, as well as preferred stock dividends.

Adjusted operating income (loss) available to common shareholders decreased by $25 million to $(30) million from $(5) million for the six months ended June 30, 2020 and 2019, respectively. The decrease in adjusted operating income (loss) available to common shareholders was primarily driven by unfavorable alternative investment performance on alternatives reported on a lag reflecting the economic downturn from the spread of COVID-19 in the first quarter 2020, as well as preferred stock dividends, partially offset by a gain of $133 million on our investment in Apollo, net of tax.

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $163.0 billion and $130.6 billion as of June 30, 2020 and December 31, 2019, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment managers focus primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate 5–10% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo, inclusive of base and sub-allocation fees, of $123 million and $94 million, respectively, during the three months ended June 30, 2020 and 2019, and $251 million and $186 million, respectively, during the six months ended June 30, 2020 and 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The total amounts we have incurred, directly and indirectly, from Apollo and its affiliates were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Investment management agreements[1,2]	$139	$128	$291	$244
Fund investments[3]	29	21	11	41
Other[4]	13	6	22	12
Gross fees	181	155	324	297
ACRA noncontrolling interest[5]	9	—	14	—
Net fees	$172	$155	$310	$297

[1] Excludes $1 million and $1 million of sub-advisory fees paid to ISG for the benefit of third-party sub-advisors for the three months ended June 30, 2020 and 2019, respectively, and excludes $1 million and $2 million for the six months ended June 30, 2020 and 2019, respectively.

[2] Includes $24 million and $36 million of fees charged by Apollo to third-party cedants for the three months ended June 30, 2020 and 2019, respectively, and $48 million and $60 million for the six months ended June 30, 2020 and 2019, respectively, with respect to assets supporting obligations reinsured to us. Third-party cedants bear legal responsibility for payment of the investment management fees charged; however, we are the beneficiaries of the services performed and the fees ultimately reduce the settlement payments received from such third-party cedants.

[3] Includes total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees, including with respect to those investments we hold as equity method investments.

[4] Other primarily relates to fees resulting from shared services, advisory and other agreements with Apollo or its affiliates.
[5] Represents those fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.
Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $137.3 billion and $117.5 billion as of June 30, 2020 and December 31, 2019, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

The following table presents the carrying values of our total investments and investments in related parties:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$74,735	45.8%	$71,374	54.7%
Trading securities, at fair value	2,075	1.3%	2,070	1.6%
Equity securities, at fair value	237	0.1%	247	0.2%
Mortgage loans, net of allowances	15,203	9.4%	14,306	11.0%
Investment funds	682	0.4%	750	0.6%
Policy loans	393	0.2%	417	0.3%
Funds withheld at interest	42,269	25.9%	15,181	11.6%
Derivative assets	2,379	1.5%	2,888	2.2%
Short-term investments	364	0.2%	596	0.5%
Other investments	359	0.2%	158	0.1%
Total investments	138,696	85.0%	107,987	82.8%
Investments in related parties
AFS securities, at fair value	4,070	2.5%	3,804	2.9%
Trading securities, at fair value	872	0.5%	785	0.6%
Equity securities, at fair value	52	—%	64	—%
Mortgage loans, net of allowances	626	0.4%	653	0.5%
Investment funds	5,278	3.3%	3,550	2.7%
Funds withheld at interest	12,971	8.0%	13,220	10.1%
Other investments, net of allowances	474	0.3%	487	0.4%
Total related party investments	24,343	15.0%	22,563	17.2%
Total investments including related party	$163,039	100.0%	$130,550	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in our total investments, including related party, as of June 30, 2020 of $32.5 billion compared to December 31, 2019 was primarily driven by an increase in funds withheld at interest assets as a result of the Jackson reinsurance transaction, growth from gross organic deposits of $10.9 billion in excess of liability outflows of $6.0 billion and an increase in investment funds driven by our investment in Apollo of $1.3 billion. The increase was partially offset by a decrease in derivative assets due to unfavorable equity market performance as well as an effort to increase liquidity following the economic downturn from the spread of COVID-19.

Our investment portfolio consists largely of high quality fixed maturity securities, loans and short-term investments, as well as additional opportunistic holdings in investment funds and other instruments, including equity holdings. Fixed maturity securities and loans include publicly issued corporate bonds, government and other sovereign bonds, privately placed corporate bonds and loans, mortgage loans, CMBS, RMBS, CLOs and ABS.

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

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities, net of related DAC, DSI and VOBA amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$71	$—	$3	$—	$74	0.1%
U.S. state, municipal and political subdivisions	799	—	146	(2)	943	1.2%
Foreign governments	318	—	20	(1)	337	0.4%
Corporate	47,251	(31)	4,608	(629)	51,199	65.0%
CLO	8,441	(1)	19	(507)	7,952	10.1%
ABS	4,923	(2)	110	(258)	4,773	6.1%
CMBS	2,402	(10)	53	(148)	2,297	2.9%
RMBS	7,010	(129)	343	(64)	7,160	9.1%
Total AFS securities	71,215	(173)	5,302	(1,609)	74,735	94.9%
AFS securities – related party
Corporate	18	—	2	—	20	—%
CLO	1,297	(2)	5	(61)	1,239	1.6%
ABS	2,858	—	26	(73)	2,811	3.5%
Total AFS securities – related party	4,173	(2)	33	(134)	4,070	5.1%
Total AFS securities including related party	$75,388	$(175)	$5,335	$(1,743)	$78,805	100.0%

	December 31, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
U.S. government and agencies	$35	$1	$—	$36	—%
U.S. state, municipal and political subdivisions	1,322	220	(1)	1,541	2.1%
Foreign governments	298	29	—	327	0.4%
Corporate	44,106	3,332	(210)	47,228	62.8%
CLO	7,524	21	(196)	7,349	9.8%
ABS	5,018	124	(24)	5,118	6.8%
CMBS	2,304	104	(8)	2,400	3.2%
RMBS	6,872	513	(10)	7,375	9.8%
Total AFS securities	67,479	4,344	(449)	71,374	94.9%
AFS securities – related party
Corporate	18	1	—	19	—%
CLO	951	3	(18)	936	1.3%
ABS	2,814	37	(2)	2,849	3.8%
Total AFS securities – related party	3,783	41	(20)	3,804	5.1%
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$16,726	21.2%	$14,956	19.9%
Financial	16,114	20.4%	15,286	20.3%
Utilities	12,258	15.6%	11,217	14.9%
Communication	2,966	3.8%	2,739	3.7%
Transportation	3,155	4.0%	3,049	4.1%
Total corporate	51,219	65.0%	47,247	62.9%
Other government-related securities
U.S. state, municipal and political subdivisions	943	1.2%	1,541	2.1%
Foreign governments	337	0.4%	327	0.4%
U.S. government and agencies	74	0.1%	36	—%
Total non-structured securities	52,573	66.7%	49,151	65.4%
Structured securities
CLO	9,191	11.7%	8,285	11.0%
ABS	7,584	9.6%	7,967	10.6%
CMBS	2,297	2.9%	2,400	3.2%
RMBS
Agency	48	0.1%	3	—%
Non-agency	7,112	9.0%	7,372	9.8%
Total structured securities	26,232	33.3%	26,027	34.6%
Total AFS securities including related party	$78,805	100.0%	$75,178	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $78.8 billion and $75.2 billion as of June 30, 2020 and December 31, 2019, respectively. The increase was mainly driven by strong growth from organic deposits of $10.9 billion in excess of liability outflows of $6.0 billion.

The Securities Valuation Office (SVO) of the NAIC is responsible for the credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for filing on the relevant schedule of the NAIC Financial Statement. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation and/or unit price. Generally, the process for assigning an NAIC designation varies based upon whether a security is considered “filing exempt” (General Designation Process). Subject to certain exceptions, a security is typically considered “filing exempt” if it has been rated by a Nationally Recognized Statistical Rating Organization (NRSRO). For securities that are not “filing exempt,” insurance companies assign temporary designations based upon a subjective evaluation of credit quality. The insurance company generally must then submit the securities to the SVO within 120 days of acquisition to receive an NAIC designation. For securities considered “filing exempt,” the SVO utilizes the NRSRO rating and assigns an NAIC designation based upon the following system:

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2020			December 31, 2019
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$37,502	$39,700	50.4%	$36,392	$38,667	51.4%
2	32,569	34,124	43.3%	30,752	32,336	43.0%
Total investment grade	70,071	73,824	93.7%	67,144	71,003	94.4%
3	4,143	3,916	5.0%	3,237	3,300	4.4%
4	882	827	1.0%	740	740	1.0%
5	188	149	0.2%	102	94	0.1%
6	104	89	0.1%	39	41	0.1%
Total below investment grade	5,317	4,981	6.3%	4,118	4,175	5.6%
Total AFS securities including related party	$75,388	$78,805	100.0%	$71,262	$75,178	100.0%

A significant majority of our AFS portfolio, 93.7% and 94.4% as of June 30, 2020 and December 31, 2019, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$30,238	38.4%	$28,299	37.7%
BBB	28,443	36.1%	29,032	38.6%
Non-rated[1]	11,142	14.2%	10,014	13.3%
Total investment grade	69,823	88.7%	67,345	89.6%
BB	4,347	5.5%	3,403	4.5%
B	1,042	1.3%	813	1.1%
CCC	1,845	2.3%	1,981	2.6%
CC and lower	1,080	1.4%	1,076	1.4%
Non-rated[1]	668	0.8%	560	0.8%
Total below investment grade	8,982	11.3%	7,833	10.4%
Total AFS securities including related party	$78,805	100.0%	$75,178	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designation. With respect to modeled LBaSS, the NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

Consistent with the NAIC Process and Procedures Manual, an NRSRO rating was assigned based on the following criteria: (a) the equivalent S&P rating when the security is rated by one NRSRO; (b) the equivalent S&P rating of the lowest NRSRO when the security is rated by two NRSROs; and (c) the equivalent S&P rating of the second lowest NRSRO when the security is rated by three or more NRSROs. If the lowest two NRSRO ratings are equal, then such rating will be the assigned rating. NRSRO ratings available for the periods presented were S&P, Fitch, Moody’s Investor Service, DBRS, and Kroll Bond Rating Agency, Inc, as well as NAIC SVO Private Letter designations.

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 11.3% and 10.4% as of June 30, 2020 and December 31, 2019, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of June 30, 2020 and December 31, 2019, non-rated securities were comprised 64% and 61%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 22% and 24%, respectively, were comprised of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of June 30, 2020 and December 31, 2019, 94% and 95%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $7.6 billion and $8.0 billion as of June 30, 2020 and December 31, 2019, respectively. The decrease in our ABS portfolio is mainly driven by unrealized losses due to credit spreads widening, partially offset by the lower interest rate environment. As of June 30, 2020 and December 31, 2019, our ABS portfolio included $7.0 billion (92% of the total) and $7.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $6.9 billion (91% of the total) and $7.4 billion (92% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $9.2 billion and $8.3 billion as of June 30, 2020 and December 31, 2019, respectively.
A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$5,641	61.4%	$4,626	55.9%
2	3,462	37.6%	3,499	42.2%
Total investment grade	9,103	99.0%	8,125	98.1%
3	81	0.9%	133	1.6%
4	7	0.1%	20	0.2%
5	—	—%	7	0.1%
6	—	—%	—	—%
Total below investment grade	88	1.0%	160	1.9%
Total AFS CLO including related party	$9,191	100.0%	$8,285	100.0%

NRSRO rating agency designation
AAA/AA/A	$5,641	61.4%	$4,626	55.9%
BBB	3,462	37.6%	3,499	42.2%
Non-rated	—	—%	—	—%
Total investment grade	9,103	99.0%	8,125	98.1%
BB	81	0.9%	133	1.6%
B	7	0.1%	20	0.2%
CCC	—	—%	7	0.1%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	88	1.0%	160	1.9%
Total AFS CLO including related party	$9,191	100.0%	$8,285	100.0%

As of June 30, 2020 and December 31, 2019, a substantial majority of our AFS CLO portfolio, 99.0% and 98.1%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology and based on NRSRO ratings. The increase in our CLO portfolio is mainly driven by additional asset purchases, partially offset by unrealized losses due to credit spreads widening.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.3 billion and $2.4 billion as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, our CMBS portfolio included $2.1 billion (89% of the total) and $2.1 billion (89% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.7 billion (74% of the total) and $1.7 billion (72% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $7.2 billion and $7.4 billion as of June 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$6,546	91.4%	$6,701	90.9%
2	243	3.4%	330	4.5%
Total investment grade	6,789	94.8%	7,031	95.4%
3	243	3.4%	289	3.9%
4	39	0.6%	52	0.7%
5	43	0.6%	3	—%
6	46	0.6%	—	—%
Total below investment grade	371	5.2%	344	4.6%
Total AFS RMBS	$7,160	100.0%	$7,375	100.0%

NRSRO rating agency designation
AAA/AA/A	$701	9.8%	$715	9.7%
BBB	555	7.8%	606	8.2%
Non-rated[1]	2,459	34.3%	2,428	32.9%
Total investment grade	3,715	51.9%	3,749	50.8%
BB	255	3.6%	281	3.8%
B	262	3.6%	232	3.2%
CCC	1,735	24.2%	1,890	25.6%
CC and lower	1,080	15.1%	1,074	14.6%
Non-rated[1]	113	1.6%	149	2.0%
Total below investment grade	3,445	48.1%	3,626	49.2%
Total AFS RMBS	$7,160	100.0%	$7,375	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 94.8% and 95.4% as of June 30, 2020 and December 31, 2019, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to U.S. housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of June 30, 2020 and December 31, 2019, NRSRO characterized 51.9% and 50.8%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of June 30, 2020, our AFS securities, including related party, had a fair value of $78.8 billion, which was 4.5% above amortized cost of $75.4 billion. As of December 31, 2019, our AFS securities, including related party, had a fair value of $75.2 billion, which was 5.5% above amortized cost of $71.3 billion. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	June 30, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$10,718	$(499)	$10,219	95.3%	$39,700	(1.3)%
2	9,267	(706)	8,561	92.4%	34,124	(2.1)%
Total investment grade	19,985	(1,205)	18,780	94.0%	73,824	(1.6)%
3	2,554	(264)	2,290	89.7%	3,916	(6.7)%
4	599	(56)	543	90.7%	827	(6.8)%
5	113	(35)	78	69.0%	149	(23.5)%
6	36	(11)	25	69.4%	89	(12.4)%
Total below investment grade	3,302	(366)	2,936	88.9%	4,981	(7.3)%
Total	$23,287	$(1,571)	$21,716	93.3%	$78,805	(2.0)%

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	December 31, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,672	$(160)	$5,512	97.2%	$38,667	(0.4)%
2	5,252	(223)	5,029	95.8%	32,336	(0.7)%
Total investment grade	10,924	(383)	10,541	96.5%	71,003	(0.5)%
3	945	(41)	904	95.7%	3,300	(1.2)%
4	338	(34)	304	89.9%	740	(4.6)%
5	79	(11)	68	86.1%	94	(11.7)%
6	1	—	1	100.0%	41	—%
Total below investment grade	1,363	(86)	1,277	93.7%	4,175	(2.1)%
Total	$12,287	$(469)	$11,818	96.2%	$75,178	(0.6)%

The gross unrealized losses on AFS securities, including related parties, were $1.6 billion and $469 million as of June 30, 2020 and December 31, 2019, respectively. The increase in unrealized losses was driven by credit spreads widening, partially offset by the decrease in U.S. Treasury rates during the six months ended June 30, 2020.

As of June 30, 2020 and December 31, 2019, we held $5.8 billion and $5.6 billion, respectively, in energy sector fixed maturity securities, or 7%, of the total fixed maturity securities, including related parties. The gross unrealized capital losses on these securities were $208 million and $65 million, or 13% and 14% of the total unrealized losses, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2020, we held an allowance for credit loss on AFS securities of $175 million. During the six months ended June 30, 2020, we recorded a change in provision for credit losses on AFS securities of $158 million, of which $97 million had an income statement impact. These changes were primarily driven by an increase in RMBS and corporate allowances. The intent-to-sell impairments for the six months ended June 30, 2020 were $15 million primarily related to corporates. During the six months ended June 30, 2019, we recorded $7 million of OTTI impairments. The annualized intent-to-sell impairments we experienced for the six months ended June 30, 2020 translate into 2 basis points of average net invested assets, which exclude the ACRA noncontrolling interest. The annualized OTTI losses we experienced for the six months ended June 30, 2019 translate into 1 basis point of average net invested assets.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of June 30, 2020 and December 31, 2019, 32% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in U.S. dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	June 30, 2020			December 31, 2019
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$1,468	$1,421	5.6%	$1,109	$1,137	4.7%
Italy	6	7	—%	6	7	—%
Spain	66	71	0.3%	66	71	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	1,540	1,499	5.9%	1,181	1,215	4.9%
Other Europe	7,424	7,800	30.6%	7,333	7,711	32.1%
Total Europe	8,964	9,299	36.5%	8,514	8,926	37.0%
Non-U.S. North America	12,604	12,190	47.8%	11,650	11,670	48.5%
Australia & New Zealand	1,880	2,034	8.0%	1,853	1,966	8.2%
Central & South America	522	535	2.1%	473	501	2.1%
Africa & Middle East	830	865	3.4%	350	379	1.6%
Asia/Pacific	558	573	2.2%	580	616	2.6%
Total	$25,358	$25,496	100.0%	$23,420	$24,058	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 95.8% of these securities are investment grade by NAIC designation as of both June 30, 2020 and December 31, 2019. As of June 30, 2020, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-U.S. North America) for which underlying investments are largely loans to U.S. issuers and 22% were invested in securities of other non-U.S. issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $1.5 billion and $1.2 billion of exposure in these countries as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, we held United Kingdom and Channel Islands AFS securities of $3.2 billion, or 4.1% of our AFS securities, including related parties. As of June 30, 2020, these securities were in a net unrealized gain position of $101 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.9 billion as of both June 30, 2020 and December 31, 2019. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO equity tranche securities, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$3,545	22.4%	$2,899	19.3%
Retail	2,080	13.1%	2,182	14.6%
Apartment	2,401	15.2%	2,142	14.3%
Hotels	1,131	7.1%	1,104	7.4%
Industrial	1,385	8.8%	1,448	9.7%
Other commercial[1]	689	4.4%	730	4.9%
Total net commercial mortgage loans	11,231	71.0%	10,505	70.2%
Residential loans	4,598	29.0%	4,454	29.8%
Total mortgage loans, net of allowances	$15,829	100.0%	$14,959	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $15.8 billion and $15.0 billion as of June 30, 2020 and December 31, 2019, respectively. This included $2.0 billion and $1.9 billion of mezzanine mortgage loans as of June 30, 2020 and December 31, 2019, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the U.S. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2020 and December 31, 2019, we had $130 million and $67 million, respectively, of mortgage loans that were 90 days past due, of which $38 million and $33 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of June 30, 2020, we had valuation allowances of $379 million comprising of $294 million of CML and $85 million of RML allowances. During the six months ended June 30, 2020, we recorded a change in provision for credit losses on CMLs of $117 million and RMLs of $42 million. The increase in provision for credit losses was primarily a result of the adoption of CECL and the economic downturn experienced from the spread of COVID-19. As of December 31, 2019, we had a valuation allowance of $11 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$274	4.6%	$277	6.4%
Credit funds	115	1.9%	153	3.6%
Private equity	232	3.9%	236	5.5%
Real assets	61	1.0%	83	2.0%
Natural resources	—	—%	1	—%
Total investment funds	682	11.4%	750	17.5%
Investment funds – related parties
Differentiated investments
MidCap	517	8.7%	547	12.7%
AmeriHome	594	10.0%	487	11.3%
Catalina	295	4.9%	271	6.3%
Athora	497	8.3%	132	3.1%
Venerable	118	2.0%	99	2.3%
Other	246	4.1%	222	5.2%
Total differentiated investments	2,267	38.0%	1,758	40.9%
Real estate	709	11.9%	853	19.8%
Credit funds	363	6.1%	370	8.6%
Private equity	255	4.3%	105	2.4%
Real assets	233	3.9%	182	4.2%
Natural resources	95	1.6%	163	3.8%
Public equities	43	0.8%	119	2.8%
Investment in Apollo	1,313	22.0%	—	—%
Total investment funds – related parties	5,278	88.6%	3,550	82.5%
Total investment funds including related parties	$5,960	100.0%	$4,300	100.0%

Overall, the total investment funds, including related party, were $6.0 billion and $4.3 billion, respectively, as of June 30, 2020 and December 31, 2019. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by our investment in Apollo of $1.3 billion as of June 30, 2020 as well as an increase in our investment in Athora.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of June 30, 2020, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A- or better (based on an A.M. Best scale).

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses). Although we do not legally own the underlying investments in the funds withheld at interest, in each instance the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
U.S. government and agencies	$15	—%	$15	0.1%
U.S. state, municipal and political subdivisions	346	0.6%	482	1.7%
Foreign governments	182	0.3%	143	0.5%
Corporate	30,405	55.1%	14,590	51.4%
CLO	3,405	6.2%	2,586	9.1%
ABS	2,781	5.0%	2,510	8.8%
CMBS	2,157	3.9%	756	2.7%
RMBS	2,095	3.8%	1,482	5.2%
Equity securities	68	0.1%	74	0.3%
Mortgage loans	5,966	10.8%	4,357	15.3%
Investment funds	916	1.7%	807	2.8%
Derivative assets	161	0.3%	224	0.8%
Short-term investments	1,012	1.8%	157	0.6%
Cash and cash equivalents	6,736	12.2%	239	0.8%
Other assets and liabilities	(1,005)	(1.8)%	(21)	(0.1)%
Total funds withheld at interest including related party	$55,240	100.0%	$28,401	100.0%

As of June 30, 2020 and December 31, 2019, we held $55.2 billion and $28.4 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 95.6% and 94.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2020 and December 31, 2019, respectively. The increase in funds withheld at interest receivables, including related party, was primarily driven by a $28.8 billion increase in assets as a result of the Jackson reinsurance transaction, partially offset by unrealized losses on fixed maturity securities due to credit spreads widening and run off in the underlying blocks of business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$63,171	46.0%	$55,077	46.9%
CLO	11,984	8.7%	10,223	8.7%
Credit	75,155	54.7%	65,300	55.6%
RMBS	8,665	6.3%	8,394	7.1%
CML	15,664	11.4%	14,038	12.0%
RML	4,755	3.5%	4,490	3.8%
CMBS	3,417	2.5%	2,930	2.5%
Real estate	32,501	23.7%	29,852	25.4%
ABS	10,507	7.6%	10,317	8.8%
Alternative investments	6,082	4.4%	5,586	4.8%
State, municipal, political subdivisions and foreign government	1,750	1.3%	2,260	1.9%
Equity securities	392	0.3%	365	0.3%
Short-term investments	699	0.5%	624	0.5%
U.S. government and agencies	85	0.1%	49	—%
Other investments	19,515	14.2%	19,201	16.3%
Cash and equivalents	7,541	5.5%	1,958	1.7%
Policy loans and other	1,244	0.9%	1,175	1.0%
Net invested assets excluding investment in Apollo	135,956	99.0%	117,486	100.0%
Investment in Apollo	1,313	1.0%	—	—%
Net invested assets	$137,269	100.0%	$117,486	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $137.3 billion and $117.5 billion as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our net invested assets were mainly comprised of 46.0% of corporate securities, 25.1% of structured securities, 14.9% of mortgage loans and 4.4% of alternative investments. Corporate securities included $16.6 billion of private placements, which represented 12.1% of our net invested assets. The increase in net invested assets as of June 30, 2020 from December 31, 2019 was primarily driven by a $10.2 billion increase in assets, net of the ACRA noncontrolling interest, as a result of the Jackson reinsurance transaction, our investment in Apollo of $1.3 billion, growth in deposits over liability outflows and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	June 30, 2020		December 31, 2019
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$730	12.0%	$595	10.7%
MidCap	594	9.8%	547	9.8%
Catalina	295	4.9%	271	4.9%
Venerable	118	1.9%	99	1.8%
Other	309	5.1%	208	3.7%
Total differentiated investments	2,046	33.7%	1,720	30.9%
Real estate	1,260	20.7%	1,430	25.6%
Credit	911	15.0%	968	17.3%
Private equity	550	9.0%	378	6.8%
Real assets	411	6.8%	349	6.2%
Natural resources	45	0.7%	51	0.9%
Other	—	—%	58	1.0%
Total Retirement Services alternative investments	5,223	85.9%	4,954	88.7%
Corporate and Other
Athora	501	8.2%	140	2.5%
Credit	89	1.5%	128	2.3%
Natural resources	226	3.7%	245	4.4%
Public equities[1]	43	0.7%	119	2.1%
Total Corporate and Other alternative investments	859	14.1%	632	11.3%
Net alternative investments	$6,082	100.0%	$5,586	100.0%

1 As of June 30, 2020 and December 31, 2019, public equities is exclusively comprised of an investment in OneMain Holdings, Inc. (ticker: OMF).

Net alternative investments were $6.1 billion and $5.6 billion as of June 30, 2020 and December 31, 2019, respectively, representing 4.4% and 4.8% of our net invested assets portfolio as of June 30, 2020 and December 31, 2019, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our alternative investment in MidCap had a carrying value of $594 million and $547 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, this alternative investment is comprised of our investment in CoInvest VII, which is substantially comprised of its investment in MidCap, of $517 million and $547 million, respectively, and redeemable preferred stock of $77 million and $0 million, respectively. Our investment in CoInvest VII largely reflects any contributions to and distributions from CoInvest VII and the fair value of MidCap. CoInvest VII returned a net investment earned rate of 6.95% and 15.55% for the three months ended June 30, 2020 and 2019, respectively, and (4.68)% and 12.53% for the six months ended June 30, 2020 and 2019, respectively. Alternative investment income (loss) from CoInvest VII was $10 million and $21 million for the three months ended June 30, 2020 and 2019, respectively, and $(11) million and $35 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in alternative investment income for the three months ended June 30, 2020 compared to 2019 was mainly due to lower origination volumes due to the current interest rate environment. The decrease in alternative investment income for the six months ended June 30, 2020 compared to 2019 was mainly due to a decrease in valuation in the first quarter reflecting an increase in loan loss assumptions and lower origination volumes due to the current interest rate environment. The redeemable preferred stock returned a net investment earned rate of 112.01% and 0.00% for the three months ended June 30, 2020 and 2019, respectively, and 84.05% and 0.00% for the six months ended June 30, 2020 and 2019, respectively. Alternative investment income from the redeemable preferred stock was $11 million for both the three and six months ended June 30, 2020 and $0 million for both the three and six months ended June 30, 2019. The increase in alternative investment income from the redeemable preferred stock was primarily driven by favorable profit interests.

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

Our alternative investment in A-A Mortgage had a carrying value of $730 million and $595 million as of June 30, 2020 and December 31, 2019, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 63.57% and 13.71% for the three months ended June 30, 2020 and 2019, respectively, and 41.04% and 13.90% for the six months ended June 30, 2020 and 2019, respectively. Alternative investment income from A-A Mortgage was $109 million and $19 million for the three months ended June 30, 2020 and 2019, respectively, and $135 million and $39 million for the six months ended June 30, 2020 and 2019, respectively. The increase in alternative investment income for both the three and six months ended June 30, 2020 compared to 2019 was mainly due to an increase in valuation driven by strong earnings reflecting increased origination volumes and increased gains on sales to secondary markets.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the net invested asset value of these securities is minor, such securities have resulted in volatility in our statements of income (loss) in recent periods. As of June 30, 2020 and December 31, 2019, we indirectly held public equity positions of $43 million and $119 million, respectively. As of June 30, 2020 and December 31, 2019, we held approximately 2.8 million shares of OneMain with a market value of $43 million and $119 million, respectively. The decrease in market value is driven by the decline in share price, partially offset by dividend received in 2020.

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

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

(In millions)	June 30, 2020	December 31, 2019
Total AHL shareholders’ equity	$14,711	$13,391
Less: Preferred stock	1,755	1,172
Total AHL common shareholders’ equity	12,956	12,219
Less: AOCI	2,184	2,281
Less: Accumulated change in fair value of reinsurance assets	615	493
Total adjusted AHL common shareholders’ equity	$10,157	$9,445

Segment adjusted AHL common shareholders’ equity
Retirement Services	$6,957	$7,443
Corporate and Other	3,200	2,002
Total adjusted AHL common shareholders’ equity	$10,157	$9,445

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Average AHL shareholders’ equity	$12,326	$11,241	$14,051	$10,321
Less: Average preferred stock	1,464	420	1,464	420
Less: Average AOCI	505	1,233	2,233	644
Less: Average accumulated change in fair value of reinsurance assets	230	474	554	282
Average adjusted AHL common shareholders’ equity	$10,127	$9,114	$9,800	$8,975

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$7,480	$7,952	$7,199	$7,755
Corporate and Other	2,647	1,162	2,601	1,220
Average adjusted AHL common shareholders’ equity	$10,127	$9,114	$9,800	$8,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,336	4.22%	$1,182	4.10%	$2,081	3.39%	$2,264	3.98%
Change in fair value of reinsurance assets	218	0.69%	161	0.56%	488	0.79%	293	0.52%
Alternative income gain (loss)	56	0.18%	12	0.04%	(45)	(0.08)%	7	0.01%
ACRA noncontrolling interest	(81)	(0.26)%	—	—%	(153)	(0.25)%	—	—%
Apollo investment (income) loss	(481)	(1.52)%	—	—%	(184)	(0.30)%	—	—%
Held for trading amortization and other	(8)	(0.02)%	(10)	(0.03)%	4	0.01%	(16)	(0.03)%
Total adjustments to arrive at net investment earnings/earned rate	(296)	(0.93)%	163	0.57%	110	0.17%	284	0.50%
Total net investment earnings/earned rate	$1,040	3.29%	$1,345	4.67%	$2,191	3.56%	$2,548	4.48%

Retirement Services	$1,075	3.44%	$1,321	4.63%	$2,259	3.73%	$2,492	4.42%
Corporate and Other	(35)	(8.91)%	24	8.39%	(68)	(7.94)%	56	10.05%
Total net investment earnings/earned rate	$1,040	3.29%	$1,345	4.67%	$2,191	3.56%	$2,548	4.48%

Retirement Services average net invested assets	$124,943		$114,059		$121,213		$112,711
Corporate and Other average net invested assets ex. Apollo investment	1,567		1,162		1,712		1,113
Consolidated average net invested assets ex. Apollo investment	$126,510		$115,221		$122,925		$113,824

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$2,076	6.65%	$1,094	3.84%	$757	1.25%	$2,610	4.63%
Interest credited other than deferred annuities and institutional products	75	0.24%	50	0.18%	138	0.22%	105	0.19%
FIA option costs	271	0.86%	280	0.98%	537	0.88%	558	0.99%
Product charges (strategy fees)	(34)	(0.11)%	(29)	(0.10)%	(66)	(0.11)%	(57)	(0.10)%
Reinsurance embedded derivative impacts	15	0.05%	14	0.05%	29	0.05%	29	0.05%
Change in fair value of embedded derivatives – FIAs	(1,734)	(5.55)%	(868)	(3.05)%	(230)	(0.38)%	(2,179)	(3.86)%
Negative VOBA amortization	5	0.02%	7	0.02%	12	0.02%	19	0.03%
ACRA noncontrolling interest	(113)	(0.37)%	—	—%	(75)	(0.12)%	—	—%
Other changes in interest sensitive contract liabilities	(1)	0.00%	(1)	0.00%	(2)	—%	(3)	(0.01)%
Total adjustments to arrive at cost of crediting	(1,516)	(4.86)%	(547)	(1.92)%	343	0.56%	(1,528)	(2.71)%
Retirement Services cost of crediting	$560	1.79%	$547	1.92%	$1,100	1.81%	$1,082	1.92%

Retirement Services cost of crediting on deferred annuities	$451	1.94%	$448	1.98%	$873	1.92%	$892	1.98%
Retirement Services cost of crediting on institutional products	109	2.87%	99	3.76%	227	3.08%	190	3.73%
Retirement Services cost of crediting	$560	1.79%	$547	1.92%	$1,100	1.81%	$1,082	1.92%

Retirement Services average net invested assets	$124,943		$114,059		$121,213		$112,711
Average account value on deferred annuities	92,814		90,675		90,654		90,261
Average net institutional reserve liabilities	15,233		10,470		14,742		10,140

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
GAAP benefits and expenses	$3,317	$2,673	$3,150	$6,928
Premiums	(355)	(787)	(1,495)	(2,787)
Product charges	(141)	(132)	(281)	(257)
Other revenues	(18)	(9)	(16)	(21)
Cost of crediting	(275)	(253)	(534)	(495)
Change in fair value of embedded derivatives – FIA, net of offsets	(1,445)	(817)	11	(2,077)
DAC, DSI and VOBA amortization related to investment gains and losses	(323)	(181)	102	(354)
Rider reserves related to investment gains and losses	(46)	(24)	30	(52)
Policy and other operating expenses, excluding policy acquisition expenses	(145)	(117)	(262)	(220)
AmerUs closed block fair value liability	(100)	(59)	(55)	(112)
ACRA noncontrolling interest	(241)	—	(76)	—
Other	(13)	1	(17)	2
Total adjustments to arrive at other liability costs	(3,102)	(2,378)	(2,593)	(6,373)
Other liability costs	$215	$295	$557	$555

Retirement Services	$215	$295	$557	$555
Corporate and Other	—	—	—	—
Consolidated other liability costs	$215	$295	$557	$555

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
GAAP policy and other operating expenses	$218	$185	$406	$350
Interest expense	(29)	(15)	(49)	(32)
Policy acquisition expenses, net of deferrals	(73)	(69)	(144)	(131)
Integration, restructuring and other non-operating expenses	(9)	(11)	(13)	(12)
Stock compensation expenses	—	(3)	(10)	(6)
ACRA noncontrolling interest	(19)	—	(23)	—
Total adjustments to arrive at operating expenses	(130)	(98)	(239)	(181)
Operating expenses	$88	$87	$167	$169

Retirement Services	$71	$68	$139	$130
Corporate and Other	17	19	28	39
Consolidated operating expenses	$88	$87	$167	$169

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	June 30, 2020	December 31, 2019
Total investments, including related parties	$163,039	$130,550
Derivative assets	(2,379)	(2,888)
Cash and cash equivalents (including restricted cash)	7,521	4,639
Accrued investment income	836	807
Payables for collateral on derivatives	(2,117)	(2,743)
Reinsurance funds withheld and modified coinsurance	(203)	(1,440)
VIE and VOE assets, liabilities and noncontrolling interest	(18)	25
Unrealized (gains) losses	(3,782)	(4,095)
Ceded policy loans	(225)	(235)
Net investment receivables (payables)	(1,281)	(57)
Allowance for credit losses	574	—
Total adjustments to arrive at gross invested assets	(1,074)	(5,987)
Gross invested assets	161,965	124,563
ACRA noncontrolling interest	(24,696)	(7,077)
Net invested assets	$137,269	$117,486

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

(In millions)	June 30, 2020	December 31, 2019
Investment funds, including related parties	$5,960	$4,300
Nonredeemable preferred stock included in equity securities	—	78
CLO and ABS equities included in trading securities	504	405
Investment in Apollo	(1,313)	—
Investment funds within funds withheld at interest	916	807
Royalties and other assets included in other investments	85	67
Unrealized (gains) losses and other adjustments	8	8
ACRA noncontrolling interest	(78)	(79)
Total adjustments to arrive at alternative investments	122	1,286
Net alternative investments	$6,082	$5,586

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	June 30, 2020	December 31, 2019
Total liabilities	$167,602	$132,734
Short-term debt	—	(475)
Long-term debt	(1,486)	(992)
Derivative liabilities	(118)	(97)
Payables for collateral on derivatives and securities to repurchase	(3,118)	(3,255)
Funds withheld liability	(427)	(408)
Other liabilities	(1,486)	(1,181)
Reinsurance ceded receivables	(5,310)	(4,863)
Policy loans ceded	(225)	(235)
ACRA noncontrolling interest	(24,094)	(6,574)
Other	(5)	(2)
Total adjustments to arrive at net reserve liabilities	(36,269)	(18,082)
Net reserve liabilities	$131,333	$114,652

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding modified coinsurance and funds withheld portfolios, as of June 30, 2020 was $62.9 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that are liquid as of June 30, 2020 was $38.0 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of June 30, 2020 and had a remaining term of more than four years, subject to up to two one-year extensions. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to agreements with several different financial institutions, pursuant to which we may engage in secured repurchase transactions to obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums), investment income, principal repayments on our investments, net transfers from separate accounts and financial product deposits. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, PRT obligations, policy acquisition costs and general operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2020 and December 31, 2019, approximately 75% and 78%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2020 and December 31, 2019, approximately 58% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of June 30, 2020 and December 31, 2019, we had $0 million and $475 million, respectively, of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB in exchange for cash advances. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2020 and December 31, 2019, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $2.1 billion and $1.2 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2020, the total maximum borrowings under the FHLB facilities were limited to $28.9 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of June 30, 2020 we had the ability to draw up to a total of approximately $3.4 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AADE’s and/or AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

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

As of June 30, 2020, the fair value of securities and collateral held by counterparties and payables for repurchase agreements was $1.8 billion and $1.6 billion, respectively.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a 41 basis points per annum commitment fee. As of June 30, 2020, we had no outstanding payables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2020	2019
Net income (loss)	$(285)	$1,428
Non-cash revenues and expenses	1,687	155
Net cash provided by operating activities	1,402	1,583
Sales, maturities and repayments of investments	9,377	7,776
Purchases of investments	(14,386)	(12,425)
Other investing activities	273	631
Net cash used in investing activities	(4,736)	(4,018)
Issuance of common stock	350	—
Net proceeds and repayments of debt	424	—
Deposits on investment-type policies and contracts	8,398	5,972
Withdrawals on investment-type policies and contracts	(3,871)	(3,275)
Net capital contributions and distributions to/from noncontrolling interests	194	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	461	1,214
Issuance of preferred stock, net of expenses	583	839
Preferred stock dividends	(37)	—
Repurchase of common stock	(328)	(427)
Other financing activities	60	(54)
Net cash provided by financing activities	6,234	4,269
Effect of exchange rate changes on cash and cash equivalents	(21)	—
Net increase in cash and cash equivalents[1]	$2,879	$1,834

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.4 billion and $1.6 billion for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from PRT transactions as well as a decrease in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $4.7 billion and $4.0 billion for the six months ended June 30, 2020 and 2019, respectively. The increase in cash used in investing activities was primarily attributed to an increase in purchases of investments attributed to deploying the deposits received, redeployment of the investment portfolio associated with the Jackson reinsurance transaction, as well as managing our liquidity risk to capitalize on growth opportunities as they may arise.

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $6.2 billion and $4.3 billion for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily attributed to higher investment-type deposits from retail, flow reinsurance and funding agreement deposits as well as proceeds of $499 million of long-term debt, the issuance of stock in connection with the strategic transaction with Apollo and net capital contributions from noncontrolling interests, partially offset by the change in cash collateral posted for derivative transactions driven by unfavorable equity market performance in 2020, the repayment of short-term debt, lower preferred stock issuances than prior year and the payment of preferred stock dividends.

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

Preferred Stock – On June 10, 2019, we issued 34,500 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $839 million, net of the underwriters’ discount and estimated expenses.

On September 19, 2019, we issued 13,800 5.625% Fixed Rate Perpetual Non-Cumulative Preference shares, Series B, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $333 million, net of the underwriters’ discount and estimated expenses.

On June 11, 2020, we issued 24,000 6.375% Fixed Rate Reset Perpetual Non-Cumulative Preference shares, Series C, par value of $1.00 per share with a liquidation preference of $25,000 per share, for aggregate proceeds of $583 million, net of underwriters’ discount and estimated expenses. See Note 10 – Equity to the condensed consolidated financial statements for further information.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of June 30, 2020 and December 31, 2019, the revolving note payable had an outstanding balance of $153 million and $38 million, respectively.

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

Bermuda capital for ALRe was $11.0 billion and $9.7 billion as of December 31, 2019 and 2018, respectively. ALRe adheres to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, ALRe’s assets are recorded at market value and its insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. ALRe’s EBS capital and surplus was $14.1 billion and $12.0 billion, resulting in a BSCR ratio of 310% and 340% as of December 31, 2019 and 2018, respectively. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2019 and 2018, ALRe held the appropriate capital to adhere to these regulatory standards.

As of December 31, 2019 and 2018, our ALRe RBC was 443% and 405%, respectively. We believe that we have a strong capital position in light of our risks and that we are well positioned to meet policyholder and other obligations. We also believe that our strong capital position, as well as our excess capital position and access to uncalled capital commitments at ACRA, may provide us the opportunity to take advantage of market dislocations as they arise. We exclude our interests in the AOG units and other subsidiary holding companies from our capital base for purposes of calculating ALRe RBC, but do reflect such interests within our excess capital calculations, net of risk charges.

In evaluating the amount of capital needed to support our Retirement Services segment, we utilize internal economic capital models as well as capital models of our three rating agencies, S&P, A.M. Best and Fitch, to review capital levels. Generally, the RBC ratios we calculate for our U.S. and for our Bermuda subsidiaries (under U.S. methodologies for our U.S. insurance subsidiaries and our ALRe RBC ratio methodology for our Bermuda insurance subsidiaries) enable us to determine capital needed to support our Retirement Services segment consistent with levels determined by such rating agencies and our economic capital models.

Repurchase of Securities

Share Repurchase Program

In December 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. Pursuant to our share repurchase program, we repurchased 10.4 million Class A common shares for $319 million during the six months ended June 30, 2020. As of August 5, 2020, we have repurchased, in the aggregate, 32.8 million Class A common shares for $1.2 billion since inception of our share repurchase program and have $321 million of repurchase authorization remaining. In connection with our strategic initiative to increase available liquidity in response to the spread of COVID-19, during March 2020, management temporarily halted share repurchases under our program. Management has determined it is appropriate to recommence share repurchases under our program. The timing and amount of share repurchases, if any, will be determined by management in accordance with the authority delegated by our board of directors.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

The following table summarizes estimated future payments on our contractual obligations as of June 30, 2020:

	Payments Due by Period
(In millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Interest sensitive contract liabilities	$135,537	$12,068	$28,963	$24,019	$70,487
Future policy benefits	24,596	499	1,020	1,055	22,022
Other policy claims and benefits	124	124	—	—	—
Dividends payable to policyholders	112	5	10	9	88
Long-term debt[1]	2,138	36	144	144	1,814
Securities to repurchase[2]	1,672	1,016	26	26	604
Total	$164,179	$13,748	$30,163	$25,253	$95,015

[1] The obligations for long-term debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements, as described in Note 8 – Debt to the condensed consolidated financial statements.

[2] The obligations for securities to repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements.

We also have other obligations related to collateral on derivatives, investment fund commitments and funds withheld liabilities which have not been included in the above table as the timing and amount of each of the return on the collateral, the fulfillment of the commitments and the funds withheld liabilities are uncertain. See Note 12 – Commitments and Contingencies to the condensed consolidated financial statements for further discussion on the investment fund commitments.

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

Off Balance Sheet Arrangements

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions, particularly as more information about the extent to which COVID-19 and the resulting impact on economic conditions and the financial markets become known. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2019 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•	fair value of investments;

•	credit loss allowances;

•	future policy benefit reserves;

•	derivatives valuation, including embedded derivatives;

•	deferred acquisition costs, deferred sales inducements and value of business acquired;

•	consolidation of VIEs; and

•	valuation allowances on deferred tax assets.

Except as described below, the above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2019 Annual Report. Due to the adoption of CECL in the first quarter 2020 and the significance of the Jackson National reinsurance transaction in the second quarter 2020, the following updates and replaces the substantively similar information provided in the 2019 Annual Report.

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

Future Policy Benefits—Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

As of June 30, 2020, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $4.5 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	June 30, 2020
+10% assessments	$(147)
–10% assessments	164
+100 bps discount rate	143
–100 bps discount rate	(167)
1% higher annual equity growth	(46)
1% lower annual equity growth	44

Derivatives—Valuation of Embedded Derivatives on FIAs

As of June 30, 2020, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $11.1 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	June 30, 2020
+100 bps discount rate	$(921)
–100 bps discount rate	944

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired—As of June 30, 2020, DAC, DSI and VOBA totaled $5.5 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	June 30, 2020
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$127	$30	$54	$211
–10% estimated future gross profits	(147)	(35)	(59)	(241)
+100 bps discount rate	(151)	(55)	(39)	(245)
–100 bps discount rate	161	58	37	256

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

There have been no material changes to our market risk exposures from those previously disclosed in the 2019 Annual Report, except as described below. The following updates and replaces the information provided in the 2019 Annual Report:

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of June 30, 2020, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $491 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $68 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2019, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $179 million with an offsetting increase to pre-tax income of $53 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The increased sensitivity to point-in-time pre-tax income from changes in the fair value of financial instruments in the estimated outcome as of June 30, 2020, when compared to December 31, 2019, was driven by the June 2020 Jackson reinsurance transaction, which substantially increased our exposure to reinsurance unrealized gains and losses that are included in our pre-tax income. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.
Assuming a 25 basis points increase in interest rates persists for a 12-month period, the estimated impact to adjusted operating income is expected to be relatively unchanged from the sensitivities shown in Part II-Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2019 Annual Report, as there were minimal floating rate assets added as a part of the Jackson reinsurance transaction. The models used to estimate the impact of a 25 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of an OTTI, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact, and may cause us to revisit or revise estimates of future earnings or other guidance we have previously provided to the markets. In particular, certain projected financial information previously provided to our shareholders in connection with our recent share issuance transaction with Apollo may as a result of the impact from the COVID-19 pandemic materially differ from our actual results, and should not be relied upon.
While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately predict the impact on our business from such events. Currently, we are in the process of executing our employee repopulation plan. While we have taken measures to reduce the risk of transmission among employees, including implementing social distancing measures and face covering and contact tracing protocols, our efforts may prove ineffective. Should our efforts prove ineffective or should the virus continue to spread in the communities in which we operate, we may deem it appropriate to extend or re-implement remote work arrangements. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. We also outsource certain critical business activities to third parties. As a result, we rely upon the successful implementation and execution of the business continuity and repopulation planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity and repopulation strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

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
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. If policyholder lapse and surrender rates significantly exceed our expectations, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Measures undertaken to combat the spread of COVID-19, including social distancing practices and stay at home orders, as well as increased economic uncertainty, have resulted in a difficult sales environment for the origination of new policies. These factors have had a significant impact on the IMO channel, which benefits from a high degree of customer interaction. Should these conditions persist or worsen, we may see further declines in our retail sales and/or flow reinsurance volumes. In addition, such events or conditions could result in a decrease in economic activity in large geographic areas, adversely affecting our business within such geographic areas and/or adversely affecting the general economic climate.
The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or exacerbate the market risk discussed elsewhere in this report and in our 2019 Annual Report. Specifically, our investment portfolio (and, namely, the valuations of invested assets we hold) has been, and may continue to be, adversely affected. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values of and cash flows generated by these assets. Within our investment portfolio, there is exposure to certain segments of the economy that have been disproportionately affected by the spread of COVID-19, including but not limited to, aviation, real estate (including CMLs, triple net lease investments, RMLs, CMBS, RMBS and related servicer investments), retail, hospitality, energy and financial services. These investments are subject to increased credit or valuation risk, which could ultimately result in increased investment losses. Our investments in mortgages and mortgage-backed securities have been and could further be negatively affected by delays or failures of borrowers to make payments of principal and interest when due and delays and moratoriums on foreclosures and enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for the allowance for credit losses. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
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
We have four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:

•
Collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets, such as that experienced during the six months ended June 30, 2020, have and may further increase collateral requirements to counterparties and may create liquidity risk. As of June 30, 2020, we had collateral with a value of $3.8 billion pledged to third-parties.

•
Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions or otherwise short-term in nature and may be used to fund longer-term assets. We also face potential liquidity risks from unexpected cash demands due to severe mortality, policyholder withdrawals or lapse events. If such events were to occur, we may face unexpectedly high levels of claim payments to policyholders.

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

•
Funding commitments: We are contractually obligated to fund capital calls of or otherwise make investments in certain entities. These obligations may become due at any time upon counterparty request. Substantial economic stress, such as that brought about by COVID-19, may accelerate the timing and increase the frequency of capital calls. To the extent that a significant amount of such obligations becomes due at any given time, it may give rise to liquidity risk. As of June 30, 2020, we had commitments to make investments in the amount of $5.1 billion, excluding commitments of third-party cedants to investees associated with assets backing obligations reinsured to us.

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
Our most significant LIBOR exposure area as it relates to legacy contracts is our portfolio of floating rate investments tied to LIBOR. As of June 30, 2020, $19.7 billion or 73% of the notional value of our contracts tied to LIBOR extending beyond 2021 were contracts relating to investments within our investment portfolio. As our asset manager, Apollo manages the relationship with relevant market participants, including investees and trustees; negotiates and maintains the relevant investment documentation; and inputs key information, such as interest rates, into systems integrated with our financial reporting system. We are therefore reliant upon Apollo to complete important functions in the LIBOR transition process as it relates to our investment portfolio, including negotiating for relevant fallbacks, where appropriate, and inputting the appropriate replacement interest rates into the applicable information systems in advance of LIBOR’s transition. Should Apollo fail to timely complete all of its responsibilities prior to the discontinuation of LIBOR, it could have an adverse impact on our results of operations and ability to timely report accurate financial information.

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

As of June 30, 2020, our exposure, including loaned amounts, to MidCap was $923 million, which represented 0.7% of our net invested assets and 6.3% of total Athene Holding Ltd. shareholders’ equity. As of June 30, 2020, our exposure to A-A Mortgage was $730 million, which represented 0.5% of our net invested assets and 5.0% of total Athene Holding Ltd. shareholders’ equity. As of June 30, 2020, our exposure to Athora was $501 million, which represented 0.4% of our net invested assets and 3.4% of total Athene Holding Ltd. shareholders’ equity. As of June 30, 2020, our exposure to securitizations of loans originated by PK AirFinance, net of amounts attributable to noncontrolling interest, was $1.2 billion, which represented 0.9% of our net invested assets and 8.2% of total Athene Holding Ltd. shareholders’ equity.

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

•
Our investment in the PK AirFinance securitization of loans is subject to risks to the aircraft and airline industries generally, and specifically in connection with the decrease in air travel as a result of the spread of COVID-19, which has resulted in delinquent loan payments and has likely resulted in a reduction in aircraft valuations. While our investment is supported by significant equity subordination provided by borrowers, if borrowers default on their loans, PK AirFinance may pursue foreclosure and re-market the related aircraft or may restructure the defaulted loans. To the extent that the proceeds from any such restructuring or re-marketing were not sufficient to satisfy the corresponding principal balance in the securitization, significant losses on our investment could be recognized, beginning with the equity tranche of the securitization that we hold.

To the extent that we suffer a significant loss on our investment in MidCap, A-A Mortgage, Athora or the securities issued by PK AirFinance, our financial condition, results of operations and cash flows could be adversely affected.

MidCap, AmeriHome and PK AirFinance are nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk, which has increased as a result of the economic conditions brought about by the spread of COVID-19. As a result of the current economic environment, certain of our investees in this sector have experienced a decrease in origination volumes and may experience increased credit and/or liquidity risk as borrowers defer loan payments or default on their obligations. To the extent that the current downturn causes a deterioration in the creditworthiness of the counterparties of such investees or adversely affects the securitization market for the loans originated by these entities, we may suffer significant losses on our investments in these entities and our financial condition, results of operations and cash flows could be adversely affected. In addition to the concentration risk arising from our investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our investment portfolio. As of June 30, 2020, 13% of our net invested assets were invested in issuers within the financial services industry, excluding CLOs. The current economic downturn or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
As of June 30, 2020, 24% of our net invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described above with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations.
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

We have filed registration statements on Form S-8 under the Securities Act to register the Class A common shares to be issued under our 2017 employee stock purchase plan (ESPP) and our equity compensation plans and, as a result, all Class A common shares acquired upon the purchase of shares under our ESPP and the vesting of share awards or the exercise of stock options granted under our equity compensation plans will also be freely tradeable under the Securities Act, subject to the terms of any lock-up agreements, unless purchased by our affiliates. As of June 30, 2020, 6.0 million common shares are reserved for future issuances under our ESPP and equity incentive plans, in the aggregate. In addition, we have filed a registration statement on Form S-3 under the Securities Act to register the Class A common shares to be issued upon the exercise of warrants, which were issued in exchange for a portion of our previously outstanding Class M common shares. Upon exercise, the Class A common shares will be freely tradeable under the Securities Act, subject to the terms of any lock-up agreements, unless held by our affiliates. As of June 30, 2020, 8.4 million common shares are registered for resale in connection with the exercise of warrants. The issuance of any of the foregoing shares or their subsequent sale may cause our share price to decline.
Pursuant to the shareholders agreement among us and certain members of the Apollo group that was entered into in connection with the share issuance transaction with Apollo, AGM and certain of its affiliates agreed not to directly or indirectly transfer any Class A common share prior to February 28, 2023, subject to certain exceptions (Apollo Lock-up). As of June 30, 2020, there were more than 50 million shares subject to the Apollo Lock-up. When the Apollo Lock-up ends, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Furthermore, Apollo has the right to require, subject to the expiration or waiver of the Apollo Lock-up, us to register Class A common shares for resale in certain circumstances pursuant to the registration rights agreements we have entered into with Apollo.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended June 30, 2020 are set forth below:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
April 1 – April 30, 2020	—	$—	—	$321,408,033
May 1 – May 31, 2020	—	$—	—	$321,408,033
June 1 – June 30, 2020	—	$—	—	$321,408,033

[1] Prior to October 28, 2019, we had announced approvals by our board of directors for $967 million of aggregate repurchases under our share repurchase program. Amounts authorized for repurchase under those approvals had been fully used prior to March 31, 2020. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. The remaining authorization does not have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 10 – Equity to the condensed consolidated financial statements for more information.

Purchases of depositary shares made by or on behalf of us or our affiliates during the three months ended June 30, 2020:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
April 1 – April 30, 2020	—	$—	—	$—
May 1 – May 31, 2020	—	$—	—	$—
June 1 – June 30, 2020	80,000	$25.00	—	$—

[1] Purchases relate to certain executive officers or members of our board of directors as our affiliates.
2 As of June 30, 2020, our board of directors had not authorized any purchases of depositary shares in connection with a publicly announced plan or program.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Certificate of Designations of 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series C (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 11, 2020).
4.2	Form of Share Certificate evidencing 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series C (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 11, 2020).
4.3
Deposit Agreement, dated June 11, 2020, between the Company and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 11, 2020).

4.4	Form of Depositary Receipt (included in Exhibit 4.3 and incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 11, 2020).
10.1	Coinsurance Agreement, dated as of June 18, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 5, 2020	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)