Form 10-Q
period 2020-09-30
Athene Holding Ltd
filed 2020-11-03
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2020, 191,463,918 of our Class A common shares were outstanding.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

•the accuracy of management’s assumptions and estimates;
•variability in the amount of statutory capital that our insurance and reinsurance subsidiaries have or are required to hold;
•interest rate and/or foreign currency fluctuations;
•our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;
•major public health issues, and specifically the pandemic caused by the effects of the spread of the Coronavirus Disease of 2019 (COVID-19);
•changes in relationships with important parties in our product distribution network;
•the activities of our competitors and our ability to grow our retail business in a highly competitive environment;
•the impact of general economic conditions on our ability to sell our products and on the fair value of our investments;
•our ability to successfully acquire new companies or businesses and/or integrate such acquisitions into our existing framework;
•downgrades, potential downgrades or other negative actions by rating agencies;
•our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;
•market and credit risks that could diminish the value of our investments;
•changes to the creditworthiness of our reinsurance and derivative counterparties;
•the discontinuation of London Inter-bank Offered Rate (LIBOR);
•changes in consumer perception regarding the desirability of annuities as retirement savings products;
•potential litigation (including class action litigation), enforcement investigations or regulatory scrutiny against us and our subsidiaries, which we may be required to defend against or respond to;
•the impact of new accounting rules or changes to existing accounting rules on our business;
•interruption or other operational failures in telecommunication and information technology and other operating systems, as well as our ability to maintain the security of those systems;
•the termination by Apollo Global Management, Inc. (AGM) or any of its subsidiaries (collectively, AGM together with its subsidiaries, Apollo) of its investment management agreements with us and limitations on our ability to terminate such arrangements;
•Apollo’s dependence on key executives and inability to attract qualified personnel;
•the accuracy of our estimates regarding the future performance of our investment portfolio;
•increased regulation or scrutiny of alternative investment advisers and certain trading methods;
•potential changes to regulations affecting, among other things, transactions with our affiliates, the ability of our subsidiaries to make dividend payments or distributions to AHL, acquisitions by or of us, minimum capitalization and statutory reserve requirements for insurance companies and fiduciary obligations on parties who distribute our products;
•the failure to obtain or maintain licenses and/or other regulatory approvals as required for the operation of our insurance subsidiaries;
•the 2020 presidential and congressional elections in the US resulting in changes in the US political environment that are unfavorable to us;
•increases in our tax liability resulting from the Base Erosion and Anti-Abuse Tax (BEAT);
•improper interpretation or application of Public Law no. 115-97, the Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (Tax Act) or subsequent changes to, clarifications of or guidance under the Tax Act that is counter to our interpretation and has retroactive effect;
•AHL or any of its non-United States (US) subsidiaries becoming subject to US federal income taxation;
•adverse changes in US tax law;
•our being subject to US withholding tax under the Foreign Account Tax Compliance Act (FATCA);

•changes in our ability to pay dividends or make distributions;
•our failure to recognize the benefits expected to be derived from the share exchange transaction with Apollo;
•the failure to achieve the economic benefits expected to be derived from the Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) capital raise or future ACRA capital raises;
•the failure of third-party ACRA investors to fund their capital commitment obligations; and
•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2019 Annual Report and those discussed elsewhere in this report and in our 2019 Annual Report.

We caution you that the important factors referenced above may not be exhaustive. In light of these risks, you should not place undue reliance upon any forward-looking statements contained in this report. Unless an earlier date is specified, the forward-looking statements included in this report are made only as of the date that this report was filed with the US Securities and Exchange Commission (SEC). We undertake no obligation, except as may be required by law, to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AAA Investor	AAA Guarantor – Athene, L.P.
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group	(1) Apollo, (2) the AAA Investor, (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by Apollo or one or more of Apollo’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer or employee of AGM or its subsidiaries (6) any shareholder that has granted to AGM or any of its affiliates a valid proxy with respect to all of such shareholder’s Class A common shares pursuant to our bye-laws and (7) any affiliate of any of the foregoing (except that AHL or its subsidiaries are not members of the Apollo Group)
Athene USA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
CoInvest VI	AAA Investments (Co-Invest VI), L.P.
CoInvest VII	AAA Investments (Co-Invest VII), L.P.
ISG	Apollo Insurance Solutions Group LP, formerly known as Athene Asset Management LLC
Jackson	Jackson National Life Insurance Company
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio using Bermuda capital and applying NAIC risk-based capital factors to the statutory financial statements of AHL’s non-US reinsurance subsidiaries on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated

Term or Acronym	Definition
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
OTTI	Other-than-temporary impairment
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
PRT	Pension risk transfer
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2020	December 31, 2019
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2020 – $69,160 and 2019 – $67,479; allowance for credit losses: 2020 – $140)	$73,988	$71,374
Trading securities, at fair value (consolidated variable interest entities: 2020 – $0 and 2019 – $16)	2,069	2,070
Equity securities (portion at fair value: 2020 – $265 and 2019 – $247)	697	247
Mortgage loans (allowance for credit losses: 2020 – $313 and 2019 – $11; portion at fair value: 2020 – $19 and 2019 – $27; consolidated variable interest entities: 2020 – $1,879 and 2019 – $0)	14,591	14,306
Investment funds (portion at fair value: 2020 – $156 and 2019 – $154; consolidated variable interest entities: 2020 – $0 and 2019 – $19)	723	750
Policy loans	387	417
Funds withheld at interest (portion at fair value: 2020 – $1,259 and 2019 – $801)	48,593	15,181
Derivative assets	2,771	2,888
Short-term investments (portion at fair value: 2020 – $165 and 2019 – $406)	165	596
Other investments (allowance for credit losses: 2020 – $8; portion at fair value: 2020 – $109 and 2019 – $93)	949	158
Total investments	144,933	107,987
Cash and cash equivalents (consolidated variable interest entities: 2020 – $0 and 2019 – $3)	7,548	4,240
Restricted cash	1,226	402
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2020 – $4,861 and 2019 – $3,783; allowance for credit losses: 2020 – $2)	4,857	3,804
Trading securities, at fair value	1,397	785
Equity securities, at fair value (consolidated variable interest entities: 2020 – $0 and 2019 – $6)	50	64
Mortgage loans (allowance for credit losses: 2020 – $15 and 2019 – $0)	640	653
Investment funds (portion at fair value: 2020 – $1,850 and 2019 – $819; consolidated variable interest entities: 2020 – $0 and 2019 – $664)	4,808	3,550
Funds withheld at interest (portion at fair value: 2020 – $721 and 2019 – $594)	13,053	13,220
Other investments (allowance for credit losses: 2020 – $5)	467	487
Accrued investment income (related party: 2020 – $38 and 2019 – $27)	796	807
Reinsurance recoverable (portion at fair value: 2020 – $2,155 and 2019 – $1,821)	5,104	4,863
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,165	5,008
Other assets (consolidated variable interest entities: 2020 – $1 and 2019 – $20)	1,044	1,005
Total assets	$191,088	$146,875
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	September 30, 2020	December 31, 2019
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2020 – $14,352 and 2019 – $15,285; portion at fair value: 2020 – $13,104 and 2019 – $11,992)	$141,207	$102,745
Future policy benefits (related party: 2020 – $1,527 and 2019 – $1,302; portion at fair value: 2020 – $2,354 and 2019 – $2,301)	24,823	23,330
Other policy claims and benefits (related party: 2020 – $2 and 2019 – $13)	118	138
Dividends payable to policyholders	110	113
Short-term debt	—	475
Long-term debt	1,487	992
Derivative liabilities	147	97
Payables for collateral on derivatives and securities to repurchase	3,742	3,255
Funds withheld liability (portion at fair value: 2020 – $50 and 2019 – $31)	440	408
Other liabilities (related party: 2020 – $92 and 2019 – $79; consolidated variable interest entities: 2020 – $134 and 2019 – $0)	1,897	1,181
Total liabilities	173,971	132,734
Commitments and Contingencies (Note 12)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2020 and 2019 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2020 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2020 and 2019 – 425.0 shares; issued and outstanding: 2020 – 191.5 and 2019 – 143.2 shares	—	—
Class B – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 325.0 shares; issued and outstanding: 2020 – 0.0 and 2019 – 25.4 shares	—	—
Class M-1 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.1 shares; issued and outstanding: 2020 – 0.0 and 2019 – 3.3 shares	—	—
Class M-2 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 5.0 shares; issued and outstanding: 2020 – 0.0 and 2019 – 0.8 shares	—	—
Class M-3 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.5 shares; issued and outstanding: 2020 – 0.0 and 2019 – 1.0 shares	—	—
Class M-4 – par value $0.001 per share; convertible to Class A; authorized: 2020 – 0.0 and 2019 – 7.5 shares; issued and outstanding: 2020 – 0.0 and 2019 – 4.0 shares	—	—
Additional paid-in capital	6,045	4,171
Retained earnings	7,010	6,939
Accumulated other comprehensive income (related party: 2020 – $(19) and 2019 – $17)	2,888	2,281
Total Athene Holding Ltd. shareholders’ equity	15,943	13,391
Noncontrolling interests	1,174	750
Total equity	17,117	14,141
Total liabilities and equity	$191,088	$146,875
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenues
Premiums (related party of $71 and $51 for the three months ended and $234 and $173 for the nine months ended September 30, 2020 and 2019, respectively)	$112	$2,688	$1,607	$5,475
Product charges (related party of $13 and $14 for the three months ended and $41 and $42 for the nine months ended September 30, 2020 and 2019, respectively)	144	135	425	392
Net investment income (related party investment income of $239 and $175 for the three months ended and $515 and $528 for the nine months ended September 30, 2020 and 2019, respectively; consolidated variable interest entities of $18 and $20 for the three months ended and $34 and $57 for the nine months ended September 30, 2020 and 2019, respectively; and related party investment expense of $111 and $127 for the three months ended and $362 and $313 for the nine months ended September 30, 2020 and 2019, respectively)	1,209	1,090	3,290	3,354
Investment related gains (losses) (related party of $299 and $273 for the three months ended and $429 and $1,025 for the nine months ended September 30, 2020 and 2019, respectively; and consolidated variable interest entities of $26 and $2 for the three months ended and $20 and $10 for the nine months ended September 30, 2020 and 2019, respectively)	1,797	665	773	3,754
Other revenues	13	6	29	27
Total revenues	3,275	4,584	6,124	13,002
Benefits and expenses
Interest sensitive contract benefits (related party of $43 and $97 for the three months ended and $143 and $394 for the nine months ended September 30, 2020 and 2019, respectively)	1,225	801	1,982	3,411
Amortization of deferred sales inducements	48	20	37	38
Future policy and other policy benefits (related party of $106 and $70 for the three months ended and $298 and $267 for the nine months ended September 30, 2020 and 2019, respectively)	439	2,955	2,469	6,395
Amortization of deferred acquisition costs and value of business acquired	299	323	247	815
Dividends to policyholders	9	12	29	30
Policy and other operating expenses (related party of $14 and $10 for the three months ended and $41 and $30 for the nine months ended September 30, 2020 and 2019, respectively)	231	194	637	544
Total benefits and expenses	2,251	4,305	5,401	11,233
Income before income taxes	1,024	279	723	1,769
Income tax expense (benefit)	140	(14)	124	48
Net income	884	293	599	1,721
Less: Net income attributable to noncontrolling interests	232	—	151	—
Net income attributable to Athene Holding Ltd. shareholders	652	293	448	1,721
Less: Preferred stock dividends	30	17	67	17
Net income available to Athene Holding Ltd. common shareholders	$622	$276	$381	$1,704

Earnings (loss) per share
Basic – Class A	$3.22	$1.50	$2.78	$8.97
Basic – Classes B, M-1, M-2, M-3 and M-4	N/A	1.50	(3.87)	8.97
Diluted – Class A	3.16	1.50	2.73	8.95
Diluted – Class B	N/A	1.50	(3.87)	8.97
Diluted – Class M-1	N/A	1.50	(3.87)	8.97
Diluted – Class M-2	N/A	1.50	(3.87)	8.97
Diluted – Class M-3	N/A	1.50	(3.87)	8.97
Diluted – Class M-4	N/A	1.29	(3.87)	7.77

N/A – Not applicable. See Notes 9 – Earnings Per Share and 10 – Equity for further information.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$884	$293	$599	$1,721
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	1,043	735	710	3,473
Unrealized gains (losses) on hedging instruments	(178)	124	140	171
Foreign currency translation and other adjustments	10	(1)	9	(2)
Other comprehensive income, before tax	875	858	859	3,642
Income tax expense related to other comprehensive income	157	176	165	728
Other comprehensive income	718	682	694	2,914
Comprehensive income	1,602	975	1,293	4,635
Less: Comprehensive income attributable to noncontrolling interests	246	—	232	—
Comprehensive income attributable to Athene Holding Ltd. shareholders	$1,356	$975	$1,061	$4,635

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at June 30, 2020	$—	$—	$6,090	$6,437	$2,184	$14,711	$928	$15,639
Net income	—	—	—	652	—	652	232	884
Other comprehensive income	—	—	—	—	704	704	14	718
Stock-based compensation	—	—	3	—	—	3	—	3
Retirement or repurchase of shares	—	—	(48)	(49)	—	(97)	—	(97)
Preferred stock dividends	—	—	—	(30)	—	(30)	—	(30)
Balance at September 30, 2020	$—	$—	$6,045	$7,010	$2,888	$15,943	$1,174	$17,117

Balance at June 30, 2019	$—	$—	$4,144	$6,461	$1,760	$12,365	$—	$12,365
Net income	—	—	—	293	—	293	—	293
Other comprehensive income	—	—	—	—	682	682	—	682
Issuance of preferred shares, net of expenses	—	—	333	—	—	333	—	333
Issuance of common shares, net of expenses	—	—	2	—	—	2	—	2
Stock-based compensation	—	—	8	—	—	8	—	8
Retirement or repurchase of shares	—	—	(52)	(69)	—	(121)	—	(121)
Preferred stock dividends	—	—	—	(17)	—	(17)	—	(17)
Balance at September 30, 2019	$—	$—	$4,435	$6,668	$2,442	$13,545	$—	$13,545

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total shareholders’ equity
Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standard	—	—	—	(117)	(6)	(123)	(2)	(125)
Net income	—	—	—	448	—	448	151	599
Other comprehensive income	—	—	—	—	613	613	81	694
Issuance of preferred shares, net of expenses	—	—	583	—	—	583	—	583
Issuance of common shares, net of expenses	—	—	1,509	—	—	1,509	—	1,509
Stock-based compensation	—	—	14	—	—	14	—	14
Retirement or repurchase of shares	—	—	(232)	(193)	—	(425)	—	(425)
Preferred stock dividends	—	—	—	(67)	—	(67)	—	(67)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at September 30, 2020	$—	$—	$6,045	$7,010	$2,888	$15,943	$1,174	$17,117

Balance at December 31, 2018	$—	$—	$3,462	$5,286	$(472)	$8,276	$—	$8,276
Net income	—	—	—	1,721	—	1,721	—	1,721
Other comprehensive income	—	—	—	—	2,914	2,914	—	2,914
Issuance of preferred shares, net of expenses	—	—	1,172	—	—	1,172	—	1,172
Issuance of common shares, net of expenses	—	—	4	—	—	4	—	4
Stock-based compensation	—	—	23	—	—	23	—	23
Retirement or repurchase of shares	—	—	(226)	(322)	—	(548)	—	(548)
Preferred stock dividends	—	—	—	(17)	—	(17)	—	(17)
Balance at September 30, 2019	$—	$—	$4,435	$6,668	$2,442	$13,545	$—	$13,545

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2020	2019
Cash flows from operating activities
Net income	$599	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	247	815
Amortization of deferred sales inducements	37	38
Accretion of net investment premiums, discounts and other	(139)	(60)
Payment at recapture of reinsurance agreement	(723)	—
Net investment income (related party: 2020 – $(72) and 2019 – $(95); consolidated variable interest entities: 2020 – $(24), 2019 – $0)	(90)	(94)
Net recognized (gains) losses on investments and derivatives (related party: 2020 – $15 and 2019 – $(26); consolidated variable interest entities: 2020 – $6 and 2019 – $(10))	462	(1,682)
Policy acquisition costs deferred	(470)	(521)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2020 – $(18) and 2019 – $(3))	(27)	(99)
Interest sensitive contract liabilities (related party: 2020 – $135 and 2019 – $338)	1,691	3,086
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2020 – $209 and 2019 – $223)	338	973
Funds withheld assets and liabilities (related party: 2020 – $(644) and 2019 – $(1,261))	(856)	(2,488)
Other assets and liabilities	(144)	296
Net cash provided by operating activities	925	1,985
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2020 – $238 and 2019 – $101)	8,850	8,344
Trading securities (related party: 2020 – $31 and 2019 – $65; consolidated variable interest entities: 2020 – $10 and 2019 – $33)	133	195
Equity securities (related party: 2020 – $4 and 2019 – $51; consolidated variable interest entities: 2020 – $0 and 2019 – $51)	6	120
Mortgage loans (related party: 2020 – $0 and 2019 – $4)	1,593	1,513
Investment funds (related party: 2020 – $408 and 2019 – $196; consolidated variable interest entities: 2020 – $20 and 2019 – $8)	465	309
Derivative instruments and other invested assets	1,331	1,008
Short-term investments (related party: 2020 – $28 and 2019 – $0)	766	274
Purchases of:
Available-for-sale securities (related party: 2020 – $(1,526) and 2019 – $(1,065))	(14,071)	(11,413)
Trading securities (related party: 2020 – $(150) and 2019 – $(6))	(188)	(425)
Equity securities (related party: 2020 – $(3) and 2019 – $(243))	(481)	(421)
Mortgage loans (related party: 2020 – $(17) and 2019 – $(366))	(2,971)	(5,013)
Investment funds (related party: 2020 – $(914) and 2019 – $(637); consolidated variable interest entities: 2020 – $0 and 2019 – $(27))	(970)	(765)
Derivative instruments and other invested assets	(1,451)	(853)
Short-term investments (related party: 2020 – $(28) and 2019 – $0)	(449)	(653)
Deconsolidation of previously consolidated variable interest entities	(3)	—
Other investing activities, net	341	521
Net cash used in investing activities	(7,099)	(7,259)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2020	2019
Cash flows from financing activities
Issuance of common stock	$350	$—
Repayment of short-term debt	(75)	—
Proceeds from long-term debt	499	—
Deposits on investment-type policies and contracts (related party: 2020 – $63 and 2019 – $130)	13,994	8,879
Withdrawals on investment-type policies and contracts (related party: 2020 – $(292) and 2019 – $(332))	(5,320)	(4,846)
Payments for coinsurance agreements on investment-type contracts, net	(17)	(39)
Capital contributions from noncontrolling interests	240	—
Capital distributions to noncontrolling interests	(46)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	487	1,354
Issuance of preferred stock, net of expenses	583	1,172
Preferred stock dividends	(67)	(17)
Repurchase of common stock	(425)	(548)
Other financing activities, net	131	(51)
Net cash provided by financing activities	10,334	5,904
Effect of exchange rate changes on cash and cash equivalents	(28)	—
Net increase in cash and cash equivalents	4,132	630
Cash and cash equivalents at beginning of year[1]	4,642	3,405
Cash and cash equivalents at end of period[1]	$8,774	$4,035

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2020 – $252 and 2019 – $159)	$29,876	$619
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2020 – $1,063 and 2019 – $1,351)	3,313	2,764
Investments received from settlements on reinsurance agreements	53	56
Investments received from settlements on related party reinsurance agreements	—	97
Investments received from pension risk transfer premiums	829	4,506
Related party investment funds exchanged for related party investments	516	—
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	4,298	—
Related party investments received in exchange for the issuance of Class A common shares	1,147	—

[1] Includes cash and cash equivalents and restricted cash.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading retirement services company that issues, reinsures and acquires retirement savings products in the United States (US) and internationally.

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company, and Athene Life Re International Ltd. (ALReI); and
•Athene USA Corporation, an Iowa corporation (together with its subsidiaries, Athene USA).

In addition, we consolidate certain variable interest entities (VIEs) for which we have determined we are the primary beneficiary. See Note 4 – Variable Interest Entities for further information on VIEs.

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

The initial allowance for invested assets held at amortized cost other than for PCD investments, and subsequent changes in the allowance including PCD investments, are recorded through a charge to credit loss expense within investment related gains (losses) on the condensed consolidated statements of income. Credit loss expense for reinsurance assets held at amortized cost is recorded through policy and other operating expenses on the condensed consolidated statements of income.

We limit accrued interest income on loans to 90 days of interest. Once a loan becomes 90 days past due, the loan is put on non-accrual status and any accrued interest is written off. Once a loan is on non-accrual status, we first apply any payments received to the principal of the loan, and once the principal is repaid, we include amounts received in net investment income. We have elected to present accrued interest receivable separately in accrued investment income on the condensed consolidated balance sheets. We have also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance given our policy to write off such balances in a timely manner. Any write-off of accrued interest is recorded through a reversal of net investment income on the condensed consolidated statements of income.

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income.

We also have certain off-balance sheet credit exposures for which we establish a liability for expected future credit losses. These exposures primarily relate to commitments to fund commercial or residential mortgage loans that are not unconditionally cancelable. The methodology for estimating the liability for these credit exposures is consistent with that described above, with the additional consideration pertaining to the probability of funding. At the time the commitment expires or is funded, the liability is reversed and an allowance for expected credit losses is established, as applicable. The liability for off-balance sheet credit exposures is included in other liabilities on the condensed consolidated balance sheets. The establishment of the initial liability and all subsequent changes are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income.

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

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, are recorded through a charge to credit loss expense within investment related gains (losses) on the condensed consolidated statements of income. All changes in the allowance for expected credit losses are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income.

We have elected to present accrued interest receivable separately in accrued investment income on the condensed consolidated balance sheets. We have also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as we have a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the condensed consolidated statements of income.

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income.

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

Recently Issued Accounting Pronouncements

Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs (ASU 2020-08)
The amendments in this update clarify that callable debt securities should be reevaluated each reporting period to determine if the amortized cost exceeds the amount repayable by the issuer at the next earliest call date and, if so, the excess should be amortized to the next call date. We will be required to adopt this update January 1, 2021 and apply it on a prospective basis for existing or newly purchased callable debt securities. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2019-09, ASU 2018-12)
These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts.
•The update requires cash flow assumptions used to measure the liability for future policy benefits to be updated at least annually and no longer allows a provision for adverse deviation. The remeasurement of the liability associated with the update of assumptions is required to be recognized in net income. Loss recognition testing is eliminated for traditional and limited-payment contracts. The update also requires the discount rate used in measuring the liability to be an upper-medium grade fixed-income instrument yield, which is to be updated at each reporting date. The change in liability due to changes in the discount rate is to be recognized in other comprehensive income.
•The update simplifies the amortization of deferred acquisition costs and other balances amortized in proportion to premiums, gross profits, or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.
•The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are the guaranteed lifetime withdrawal benefits (GLWB) and guaranteed minimum death benefit (GMDB) riders attached to our annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in other comprehensive income.
•The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	September 30, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$71	$—	$2	$—	$73
US state, municipal and political subdivisions	765	—	163	(1)	927
Foreign governments	311	—	29	—	340
Corporate	46,424	(30)	5,094	(359)	51,129
CLO	8,621	(1)	68	(318)	8,370
ABS	4,255	(3)	136	(188)	4,200
CMBS	2,279	(19)	68	(89)	2,239
RMBS	6,434	(87)	397	(34)	6,710
Total AFS securities	69,160	(140)	5,957	(989)	73,988
AFS securities – related party
Corporate	780	—	4	—	784
CLO	1,365	(2)	11	(30)	1,344
ABS	2,716	—	62	(49)	2,729
Total AFS securities – related party	4,861	(2)	77	(79)	4,857
Total AFS securities including related party	$74,021	$(142)	$6,034	$(1,068)	$78,845

The following table represents the amortized cost, gross unrealized gains and losses, fair value and other than temporary impairments (OTTI) in accumulated other comprehensive income (AOCI) of our AFS investments by asset type:

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
AFS securities
US government and agencies	$35	$1	$—	$36	$—
US state, municipal and political subdivisions	1,322	220	(1)	1,541	—
Foreign governments	298	29	—	327	—
Corporate	44,106	3,332	(210)	47,228	1
CLO	7,524	21	(196)	7,349	—
ABS	5,018	124	(24)	5,118	4
CMBS	2,304	104	(8)	2,400	1
RMBS	6,872	513	(10)	7,375	19
Total AFS securities	67,479	4,344	(449)	71,374	25
AFS securities – related party
Corporate	18	1	—	19	—
CLO	951	3	(18)	936	—
ABS	2,814	37	(2)	2,849	—
Total AFS securities – related party	3,783	41	(20)	3,804	—
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	$25

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	September 30, 2020
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$876	$885
Due after one year through five years	7,209	7,636
Due after five years through ten years	11,799	12,771
Due after ten years	27,687	31,177
CLO, ABS, CMBS and RMBS	21,589	21,519
Total AFS securities	69,160	73,988
AFS securities – related party
Due after one year through five years	34	36
Due after ten years	746	748
CLO and ABS	4,081	4,073
Total AFS securities – related party	4,861	4,857
Total AFS securities including related party	$74,021	$78,845

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$9	$—	$—	$—	$9	$—
US state, municipal and political subdivisions	50	—	8	(1)	58	(1)
Foreign governments	4	—	—	—	4	—
Corporate	5,899	(248)	414	(57)	6,313	(305)
CLO	2,475	(73)	3,118	(232)	5,593	(305)
ABS	1,238	(130)	82	(26)	1,320	(156)
CMBS	685	(60)	23	(20)	708	(80)
RMBS	540	(16)	25	(1)	565	(17)
Total AFS securities	10,900	(527)	3,670	(337)	14,570	(864)
AFS securities – related party
CLO	766	(15)	232	(15)	998	(30)
ABS	1,534	(49)	—	—	1,534	(49)
Total AFS securities – related party	2,300	(64)	232	(15)	2,532	(79)
Total AFS securities including related party	$13,200	$(591)	$3,902	$(352)	$17,102	$(943)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$3	$—	$—	$—	$3	$—
US state, municipal and political subdivisions	78	(1)	10	—	88	(1)
Corporate	2,898	(140)	902	(70)	3,800	(210)
CLO	1,959	(38)	3,241	(158)	5,200	(196)
ABS	642	(6)	255	(18)	897	(24)
CMBS	220	(4)	41	(4)	261	(8)
RMBS	445	(6)	163	(4)	608	(10)
Total AFS securities	6,245	(195)	4,612	(254)	10,857	(449)
AFS securities – related party
CLO	362	(7)	242	(11)	604	(18)
ABS	357	(2)	—	—	357	(2)
Total AFS securities – related party	719	(9)	242	(11)	961	(20)
Total AFS securities including related party	$6,964	$(204)	$4,854	$(265)	$11,818	$(469)

As of September 30, 2020, we held 1,748 AFS securities that were in an unrealized loss position. Of this total, 353 were in an unrealized loss position 12 months or more. As of September 30, 2020, we held 60 related party AFS securities that were in an unrealized loss position. Of this total, nine were in an unrealized loss position 12 months or more. The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended September 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$31	$1	$—	$(2)	$—	$30
CLO	1	—	—	—	—	1
ABS	2	—	—	—	1	3
CMBS	10	12	—	(1)	(2)	19
RMBS	129	2	—	(12)	(32)	87
Total AFS securities	173	15	—	(15)	(33)	140
AFS securities – related party
CLO	2	1	—	(1)	—	2
Total AFS securities – related party	2	1	—	(1)	—	2
Total AFS securities including related party	$175	$16	$—	$(16)	$(33)	$142

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$—	$32	$—	$(2)	$—	$30
CLO	—	1	—	—	—	1
ABS	—	5	—	—	(2)	3
CMBS	—	21	—	(1)	(1)	19
RMBS	17	50	61	(14)	(27)	87
Total AFS securities	17	109	61	(17)	(30)	140
AFS securities – related party
CLO	—	2	—	(1)	1	2
Total AFS securities – related party	—	2	—	(1)	1	2
Total AFS securities including related party	$17	$111	$61	$(18)	$(29)	$142

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
AFS securities	$776	$760	$2,403	$2,276
Trading securities	47	48	137	139
Equity securities	4	4	10	11
Mortgage loans	184	173	545	483
Investment funds	148	96	242	245
Funds withheld at interest	81	106	165	403
Other	83	32	158	116
Investment revenue	1,323	1,219	3,660	3,673
Investment expenses	(114)	(129)	(370)	(319)
Net investment income	$1,209	$1,090	$3,290	$3,354

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
AFS securities
Gross realized gains on investment activity	$192	$47	$424	$120
Gross realized losses on investment activity	(178)	(21)	(378)	(38)
Net realized investment gains on AFS securities	14	26	46	82
Net recognized investment gains (losses) on trading securities	24	48	(8)	183
Net recognized investment gains (losses) on equity securities	12	(4)	(8)	15
Derivative gains	1,648	620	959	3,493
Provision for credit losses	84	—	(205)	—
Other gains (losses)	15	(25)	(11)	(19)
Investment related gains (losses)	$1,797	$665	$773	$3,754

Proceeds from sales of AFS securities were $3,940 million and $852 million for the three months ended September 30, 2020 and 2019, respectively, and $7,525 million and $4,063 million for the nine months ended September 30, 2020 and 2019, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Trading securities	$19	$46	$81	$215
Trading securities – related party	1	4	(42)	(11)
Equity securities	11	—	(9)	20
Equity securities – related party	—	—	—	(2)

Purchased Financial Assets with Credit Deterioration—The following table summarizes our PCD investment purchases with the following amounts at the time of purchase:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Purchase price	$—	$142	$239	$142
Allowance for credit losses at acquisition	—	3	61	3
Discount (premiums) attributable to other factors	—	—	34	—
Par value	$—	$145	$334	$145

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	September 30, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days – 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$500	$—	$—	$598	$1,098

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	December 31, 2019
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days – 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$102	$200	$210	$—	$512

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2020		December 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities – Corporate	$1,085	$1,249	$498	$534

Reverse Repurchase Agreements—Reverse repurchase agreements represent the purchase of investments from a seller with the agreement that the investments will be repurchased by the seller at a specified price and date or within a specified period of time. The investments purchased, which represent collateral on a secured lending arrangement, are not reflected in our condensed consolidated balance sheets; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement. As of September 30, 2020 and December 31, 2019, amounts loaned under reverse repurchase agreements were $0 million and $190 million, respectively, and collateral backing the agreement was $0 million and $630 million, respectively.

Other Investments—Other investments includes, but is not limited to, term loans collateralized by mortgages on residential and commercial real estate. Mortgage collateralized term loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of allowance for credit losses. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We record amortization of premiums and discounts using the effective interest method and contractual cash flows on the underlying loan. We accrue interest on loans until it is probable we will not receive interest or the loan is 90 day past due. Interest income, amortization of premiums and discounts, and prepayment and other fees are reported in net investment income on the consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	September 30, 2020	December 31, 2019
Commercial mortgage loans	$11,194	$10,422
Commercial mortgage loans under development	196	93
Total commercial mortgage loans	11,390	10,515
Allowance for credit losses on commercial mortgage loans	(232)	(10)
Commercial mortgage loans, net of allowances	11,158	10,505
Residential mortgage loans	4,169	4,455
Allowance for credit losses on residential mortgage loans	(96)	(1)
Residential mortgage loans, net of allowances	4,073	4,454
Mortgage loans, net of allowances	$15,231	$14,959

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

The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	September 30, 2020		December 31, 2019
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$3,526	31.6%	$2,899	27.6%
Retail	2,029	18.2%	2,182	20.8%
Apartment	2,335	20.9%	2,142	20.4%
Hotels	1,182	10.6%	1,104	10.5%
Industrial	1,407	12.6%	1,448	13.8%
Other commercial	679	6.1%	730	6.9%
Total commercial mortgage loans	$11,158	100.0%	$10,505	100.0%

US Region
East North Central	$1,176	10.5%	$1,036	9.9%
East South Central	404	3.6%	428	4.1%
Middle Atlantic	3,058	27.4%	2,580	24.6%
Mountain	482	4.3%	528	5.0%
New England	330	3.0%	340	3.2%
Pacific	2,577	23.1%	2,502	23.8%
South Atlantic	1,848	16.6%	1,920	18.3%
West North Central	147	1.3%	146	1.4%
West South Central	642	5.8%	791	7.5%
Total US Region	10,664	95.6%	10,271	97.8%
International Region	494	4.4%	234	2.2%
Total commercial mortgage loans	$11,158	100.0%	$10,505	100.0%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2020	December 31, 2019
US States
California	25.8%	27.0%
Florida	13.2%	12.7%
Texas	4.8%	6.2%
New York	5.2%	3.3%
Other[1]	36.5%	38.4%
Total US residential mortgage loan percentage	85.5%	87.6%
International – Ireland	13.9%	12.4%
International – Other[2]	0.6%	—%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.
Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans is summarized as follows:

	Three months ended September 30, 2020				Nine months ended September 30, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$294	$85	$20	$399	$10	$1	$—	$11
Adoption of accounting standard	—	—	—	—	167	43	11	221
Provision (reversal) for expected credit losses	(62)	8	(7)	(61)	55	50	2	107
Initial credit losses on PCD loans	—	3	—	3	—	3	—	3
Loans charged-off	—	—	—	—	—	(1)	—	(1)
Ending balance	$232	$96	$13	$341	$232	$96	$13	$341

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of September 30, 2020, our reasonable and supportable forecast period was one year, after which, we revert to the 30-year or greater historical average over a period of up to one year and then continue at those averages through the contractual life of the loan.

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, rent growth, capitalization rates, and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of September 30, 2020, our reasonable and supportable forecast period ranged from one year to two years, after which, we revert to the 30-year or greater historical average over a period of up to eight years.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio by origination year and performance status:

	September 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$384	$1,016	$1,852	$507	$144	$7	$3,910
30 to 59 days past due	23	20	35	39	8	—	125
60 to 89 days past due	6	11	21	9	6	—	53
Over 90 days past due	1	12	21	32	13	2	81
Total residential mortgages	$414	$1,059	$1,929	$587	$171	$9	$4,169

As of December 31, 2019, $67 million of our residential mortgage loans were nonperforming.

The following represents our residential loan portfolio in non-accrual status:

(In millions)	September 30, 2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$67
Ending amortized cost of residential mortgage loans in non-accrual status	81
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	8

During the three months and nine months ended September 30, 2020, we recognized $2 million and $3 million, respectively, of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	September 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,398	$4,399	$2,750	$1,047	$131	$1,546	$11,271
30 to 59 days past due	98	—	—	—	—	—	98
60 to 89 days past due	—	—	—	—	—	21	21
Total commercial mortgages	$1,496	$4,399	$2,750	$1,047	$131	$1,567	$11,390

As of December 31, 2019, none of our commercial loans were 30 days or more past due.

The following represents our commercial mortgage loan portfolio in non-accrual status:

(In millions)	September 30, 2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	39
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—

During the three months and nine months ended September 30, 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

	September 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$282	$611	$207	$200	$45	$1,250	$2,595
50% to 60%	249	1,215	733	277	40	162	2,676
61% to 70%	539	1,978	1,430	475	46	71	4,539
71% to 80%	331	574	287	95	—	45	1,332
81% to 100%	13	—	—	—	—	—	13
Greater than 100%	—	—	—	—	—	39	39
Commercial mortgage loans	$1,414	$4,378	$2,657	$1,047	$131	$1,567	$11,194

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

	September 30, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$1,039	$3,413	$2,657	$993	$130	$1,494	$9,726
1.00x – 1.20x	375	965	—	31	1	66	1,438
Less than 1.00x	—	—	—	23	—	7	30
Commercial mortgage loans	$1,414	$4,378	$2,657	$1,047	$131	$1,567	$11,194

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

The following summarizes our investment funds, including related party:

	September 30, 2020		December 31, 2019
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$290	40.2%	$277	36.9%
Credit funds	110	15.2%	153	20.4%
Private equity	257	35.5%	236	31.5%
Real assets	66	9.1%	83	11.1%
Natural resources	—	—%	1	0.1%
Total investment funds	723	100.0%	750	100.0%
Investment funds – related parties
Differentiated investments
MidCap FinCo Designated Activity Company (MidCap)[1]	—	—%	547	15.4%
AmeriHome Mortgage Company, LLC (AmeriHome)[2]	666	13.9%	487	13.7%
Catalina Holdings Ltd. (Catalina)	317	6.6%	271	7.6%
Athora Holding Ltd. (Athora)[1]	572	11.9%	132	3.7%
Venerable Holdings, Inc. (Venerable)[1]	108	2.2%	99	2.8%
Other	272	5.7%	222	6.3%
Total differentiated investments	1,935	40.3%	1,758	49.5%
Real estate	686	14.3%	853	24.0%
Credit funds	373	7.7%	370	10.4%
Private equity	257	5.3%	105	3.0%
Real assets	196	4.1%	182	5.1%
Natural resources	101	2.1%	163	4.6%
Public equities	62	1.3%	119	3.4%
Investment in Apollo[1]	1,198	24.9%	—	—%
Total investment funds – related parties	4,808	100.0%	3,550	100.0%
Total investment funds including related party	$5,531		$4,300

[1] See further discussion on MidCap, Athora, Venerable and our investment in Apollo in Note 11 – Related Parties.
[2] Our AmeriHome investment is held indirectly through A-A Mortgage Opportunities, L.P. (A-A Mortgage). See further discussion on A-A Mortgage and AmeriHome in Note 11 – Related Parties.

Summarized Ownership of A-A Mortgage—The following is the summarized income statement information of our equity method investee, A-A Mortgage:

	Nine months ended September 30,
(In millions)	2020	2019
Net income	$334	$88

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2020		December 31, 2019
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$723	$1,183	$750	$1,265
Investment in related parties – investment funds	4,808	7,256	3,550	5,955
Investment in fixed maturity securities	21,930	22,000	22,694	22,170
Investment in related parties – fixed maturity securities	6,218	6,586	4,570	4,878
Investment in related parties – equity securities	50	50	58	58
Total non-consolidated investments	$33,729	$37,075	$31,622	$34,326

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	3,268	$243	$45	3,158	$113	$56
Foreign currency forwards	1,736	15	1	717	1	9
Foreign currency forwards on net investments	136	—	1	139	—	2
Total derivatives designated as hedges		258	47		114	67
Derivatives not designated as hedges
Equity options	53,997	2,401	26	49,549	2,746	5
Futures	16	48	4	8	10	1
Total return swaps	72	1	—	106	6	—
Foreign currency swaps	1,510	25	8	35	2	1
Interest rate swaps	911	11	41	776	3	4
Credit default swaps	10	—	5	10	—	3
Foreign currency forwards	2,963	27	16	1,924	7	16
Embedded derivatives
Funds withheld including related party		1,980	50		1,395	31
Interest sensitive contract liabilities		—	11,741		—	10,942
Total derivatives not designated as hedges		4,493	11,891		4,169	11,003
Total derivatives		$4,751	$11,938		$4,283	$11,070

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivatives Designated as Hedges

Foreign currency swaps – We use foreign currency swaps to convert foreign currency denominated cash flows of an investment to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Certain of these swaps are designated and accounted for as cash flow hedges, which will expire by December 2050. During the three months ended September 30, 2020 and 2019, we had foreign currency swap losses of $178 million and gains of $124 million, respectively, recorded in AOCI. During the nine months ended September 30, 2020 and 2019, we had foreign currency swap gains of $140 million and $171 million, respectively, recorded in AOCI. There were no amounts reclassified to income and no amounts deemed ineffective during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, no amounts are expected to be reclassified to income within the next 12 months.

Foreign currency forwards – We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. Certain of these forwards are designated and accounted for as fair value hedges. As of September 30, 2020 and December 31, 2019, the carrying amount of the hedged AFS securities was $1,739 million and $456 million, respectively, and the cumulative amount of fair value hedging adjustments included in the hedged AFS securities included gains of $60 million and $1 million, respectively.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships, which are included in investment related gains (losses) on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Derivatives	$(52)	$13	$(60)	$13
Related AFS securities	50	(11)	59	(12)
Total gains (losses) on derivatives and related hedged items	$(2)	$2	$(1)	$1

Foreign currency forwards on net investments – We have foreign currency forwards designated as net investment hedges. These forwards hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months and nine months ended September 30, 2020, these derivatives had gains of $3 million and $5 million, respectively, which are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income. As of September 30, 2020 and December 31, 2019, the cumulative foreign currency translation recorded in AOCI related to these net investment hedges were gains of $3 million and losses of $2 million, respectively. During the three and nine months ended September 30, 2020, there were no amounts deemed ineffective.
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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Embedded derivatives – We have embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance agreements structured on a modified coinsurance (modco) or funds withheld basis and indexed annuity products.

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Equity options	$606	$77	$(303)	$1,365
Futures	50	(3)	63	(17)
Swaps	29	8	9	37
Foreign currency forwards	(114)	42	(70)	47
Embedded derivatives on funds withheld	1,077	496	1,260	2,061
Amounts recognized in investment related gains (losses)	1,648	620	959	3,493
Embedded derivatives in indexed annuity products[1]	(553)	(265)	(910)	(1,920)
Total gains (losses) on derivatives not designated as hedges	$1,095	$355	$49	$1,573

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2020
Derivative assets	$2,771	$(61)	$(2,564)	$146	$(41)	$105
Derivative liabilities	(147)	61	77	(9)	—	(9)

December 31, 2019
Derivative assets	$2,888	$(67)	$(2,743)	$78	$(145)	$(67)
Derivative liabilities	(97)	67	31	1	—	1

[1]	The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, amounts not subject to master netting or similar agreements were immaterial.
[2]	Represents amounts offsetting derivative assets and derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets or gross derivative liabilities for presentation on the condensed consolidated balance sheets.
[3]	For non-cash collateral received, we do not recognize the collateral on our balance sheet unless the obligor (transferor) has defaulted under the terms of the secured contract and is no longer entitled to redeem the pledged asset. Amounts do not include any excess of collateral pledged or received.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Variable Interest Entities

VIE Deconsolidation—During the first quarter 2020, as a result of the Apollo Global Management, Inc. (AGM and, together with its subsidiaries, Apollo) share transaction discussed further in Note 11 – Related Parties, we reassessed the consolidation conclusions for the following VIEs, which are managed by Apollo affiliates:

•AAA Investments (Co-Invest VI), L.P. (CoInvest VI);
•AAA Investments (Co-Invest VII), L.P. (CoInvest VII);
•AAA Investments (Other), L.P. (CoInvest Other);
•Entities included under our agreement to purchase funds managed by Apollo entities (Strategic Partnership).

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

Level 2 – Quoted prices for inactive markets or valuation techniques that require observable direct or indirect inputs for substantially the full term of the asset or liability. Level 2 inputs include the following:

•Quoted prices for similar assets or liabilities in active markets,
•Observable inputs other than quoted market prices, and
•Observable inputs derived principally from market data through correlation or other means.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$73	$—	$73	$—	$—
US state, municipal and political subdivisions	927	—	—	893	34
Foreign governments	340	—	—	339	1
Corporate	51,129	—	—	50,229	900
CLO	8,370	—	—	8,179	191
ABS	4,200	—	—	3,221	979
CMBS	2,239	—	—	2,169	70
RMBS	6,710	—	—	6,710	—
Total AFS securities	73,988	—	73	71,740	2,175
Trading securities
US government and agencies	11	—	8	3	—
US state, municipal and political subdivisions	115	—	—	115	—
Corporate	1,532	—	—	1,526	6
CLO	3	—	—	—	3
ABS	119	—	—	84	35
CMBS	52	—	—	52	—
RMBS	237	—	—	178	59
Total trading securities	2,069	—	8	1,958	103
Equity securities	265	—	29	220	16
Mortgage loans	19	—	—	—	19
Investment funds	156	139	—	—	17
Funds withheld at interest – embedded derivative	1,259	—	—	—	1,259
Derivative assets	2,771	—	48	2,723	—
Short-term investments	165	—	45	110	10
Other investments	109	—	—	109	—
Cash and cash equivalents	7,548	—	7,548	—	—
Restricted cash	1,226	—	1,226	—	—
Investments in related parties
AFS securities
Corporate	784	—	—	20	764
CLO	1,344	—	—	1,333	11
ABS	2,729	—	—	666	2,063
Total AFS securities – related party	4,857	—	—	2,019	2,838
Trading securities
CLO	52	—	—	24	28
ABS	1,345	—	—	—	1,345
Total trading securities – related party	1,397	—	—	24	1,373
Equity securities	50	—	—	—	50
Investment funds	1,850	80	—	—	1,770
Funds withheld at interest – embedded derivative	721	—	—	—	721
Reinsurance recoverable	2,155	—	—	—	2,155
Total assets measured at fair value	$100,605	$219	$8,977	$78,903	$12,506
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$11,741	$—	$—	$—	$11,741
Universal life benefits	1,363	—	—	—	1,363
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,577	—	—	—	1,577
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	777	—	—	—	777
Derivative liabilities	147	—	5	137	5
Funds withheld liability – embedded derivative	50	—	—	50	—
Total liabilities measured at fair value	$15,655	$—	$5	$187	$15,463
					(Concluded)

	December 31, 2019
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$36	$—	$36	$—	$—
US state, municipal and political subdivisions	1,541	—	—	1,501	40
Foreign governments	327	—	—	327	—
Corporate	47,228	—	—	46,503	725
CLO	7,349	—	—	7,228	121
ABS	5,118	—	—	3,744	1,374
CMBS	2,400	—	—	2,354	46
RMBS	7,375	—	—	7,375	—
Total AFS securities	71,374	—	36	69,032	2,306
Trading securities
US government and agencies	11	—	8	3	—
US state, municipal and political subdivisions	135	—	—	135	—
Corporate	1,456	—	—	1,456	—
CLO	6	—	—	—	6
ABS	108	—	—	92	16
CMBS	51	—	—	51	—
RMBS	303	—	—	251	52
Total trading securities	2,070	—	8	1,988	74
Equity securities	247	—	43	201	3
Mortgage loans	27	—	—	—	27
Investment funds	154	132	—	—	22
Funds withheld at interest – embedded derivative	801	—	—	—	801
Derivative assets	2,888	—	10	2,878	—
Short-term investments	406	—	46	319	41
Other investments	93	—	—	93	—
Cash and cash equivalents	4,240	—	4,240	—	—
Restricted cash	402	—	402	—	—
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
					(Concluded)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Value Valuation Methods—We used the following valuation methods and assumptions to estimate fair value:

AFS and trading securities – We obtain the fair value for most marketable securities without an active market from several commercial pricing services. These are classified as Level 2 assets. The pricing services incorporate a variety of market observable information in their valuation techniques, including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data. This category typically includes US and non-US corporate bonds, US agency and government guaranteed securities, CLO, ABS, CMBS and RMBS.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Trading securities	$24	$48	$(8)	$183
Mortgage loans	—	—	—	1
Investment funds	(57)	3	109	3
Future policy benefits	(4)	(37)	(31)	(129)
Total gains (losses)	$(37)	$14	$70	$58

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

The following summarizes information for fair value option mortgage loans:

(In millions)	September 30, 2020	December 31, 2019
Unpaid principal balance	$17	$25
Mark to fair value	2	2
Fair value	$19	$27

There were no fair value option mortgage loans 90 days or more past due as of September 30, 2020 and December 31, 2019.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following tables are reconciliations for all Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended September 30, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$40	$—	$(1)	$(5)	$—	$34	$—	$(1)
Foreign governments	—	—	—	1	—	1	—	—
Corporate	874	(26)	62	39	(49)	900	—	75
CLO	160	—	2	(7)	36	191	—	2
ABS	868	(4)	12	(44)	147	979	—	13
CMBS	49	—	5	—	16	70	—	5
RMBS	16	—	2	(2)	(16)	—	—	—
Trading securities
Corporate	6	—	—	—	—	6	—	—
CLO	3	—	—	—	—	3	—	—
ABS	—	—	—	35	—	35	—	—
RMBS	55	(3)	—	—	7	59	—	—
Equity securities	6	—	—	10	—	16	2	—
Mortgage loans	25	—	—	(6)	—	19	—	—
Investment funds	17	—	—	—	—	17	—	—
Funds withheld at interest – embedded derivative	763	496	—	—	—	1,259	—	—
Short-term investments	114	—	—	(16)	(88)	10	—	—
Investments in related parties
AFS securities
Corporate	—	1	2	761	—	764	—	2
CLO	—	—	—	11	—	11	—	—
ABS	2,061	8	25	(31)	—	2,063	—	25
Trading securities
CLO	45	3	—	—	(20)	28	3	—
ABS	824	14	—	507	—	1,345	13	—
Equity securities	52	—	—	(2)	—	50	1	—
Investment funds	1,810	(56)	—	16	—	1,770	—	—
Funds withheld at interest – embedded derivative	560	161	—	—	—	721	—	—
Reinsurance recoverable	2,099	56	—	—	—	2,155	—	—
Total Level 3 assets	$10,447	$650	$109	$1,267	$33	$12,506	$19	$121

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(11,140)	$(553)	$—	$(48)	$—	$(11,741)	$—	$—
Universal life benefits	(1,323)	(40)	—	—	—	(1,363)	—	—
Future policy benefits
AmerUs Closed Block	(1,573)	(4)	—	—	—	(1,577)	—	—
ILICO Closed Block and life benefits	(761)	(16)	—	—	—	(777)	—	—
Derivative liabilities	(5)	—	—	—	—	(5)	—	—
Total Level 3 liabilities	$(14,802)	$(613)	$—	$(48)	$—	$(15,463)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2019
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
US state, municipal and political subdivisions	$40	$—	$—	$—	$—	$40	$—
Corporate	821	(3)	10	189	(70)	947	—
CLO	200	—	1	34	(104)	131	—
ABS	1,396	1	12	16	(137)	1,288	—
CMBS	206	—	3	195	(73)	331	—
Trading securities
Corporate	6	—	—	—	(6)	—	—
CLO	7	(1)	—	—	—	6	—
ABS	6	—	—	(1)	78	83	—
RMBS	46	(5)	—	15	35	91	(2)
Equity securities	3	—	—	—	(2)	1	—
Mortgage loans	32	—	—	(4)	—	28	—
Investment funds	25	(1)	—	(2)	—	22	(1)
Funds withheld at interest – embedded derivative	704	100	—	—	—	804	—
Short-term investments	45	—	—	181	—	226	—
Investments in related parties
AFS securities
CLO	37	—	—	—	(37)	—	—
ABS	399	—	8	587	—	994	—
Trading securities
CLO	95	(5)	—	(7)	(23)	60	—
ABS	218	4	—	2	—	224	5
Equity securities	350	6	—	31	—	387	—
Investment funds	141	(1)	—	—	—	140	1
Funds withheld at interest – embedded derivative	501	154	—	—	—	655	—
Reinsurance recoverable	1,834	120	—	—	—	1,954	—
Total Level 3 assets	$7,112	$369	$34	$1,236	$(339)	$8,412	$3

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,905)	$(265)	$—	$(103)	$—	$(10,273)	$—
Universal life benefits	(1,051)	(91)	—	—	—	(1,142)	—
Future policy benefits
AmerUs Closed Block	(1,535)	(37)	—	—	—	(1,572)	—
ILICO Closed Block and life benefits	(769)	(28)	—	—	—	(797)	—
Derivative liabilities	(4)	—	—	—	—	(4)	—
Total Level 3 liabilities	$(13,264)	$(421)	$—	$(103)	$—	$(13,788)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in income[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$40	$—	$—	$(6)	$—	$34	$—	$—
Foreign governments	—	—	—	1	—	1	—	—
Corporate	725	1	(1)	118	57	900	—	(1)
CLO	121	—	—	56	14	191	—	—
ABS	1,374	19	(71)	(301)	(42)	979	—	(69)
CMBS	46	(5)	(5)	(5)	39	70	—	(5)
Trading securities
Corporate	—	—	—	—	6	6	—	—
CLO	6	(3)	—	—	—	3	(1)	—
ABS	16	—	—	19	—	35	—	—
RMBS	52	(4)	—	—	11	59	5	—
Equity securities	3	3	—	10	—	16	3	—
Mortgage loans	27	—	—	(8)	—	19	—	—
Investment funds	22	(5)	—	—	—	17	(4)	—
Funds withheld at interest – embedded derivative	801	458	—	—	—	1,259	—	—
Short-term investments	41	—	—	(31)	—	10	—	—
Investments in related parties
AFS securities
Corporate	—	1	2	761	—	764	—	2
CLO	—	—	—	11	—	11	—	—
ABS	2,324	9	(20)	(85)	(165)	2,063	—	(20)
Trading securities
CLO	38	(11)	—	1	—	28	(11)	—
ABS	711	(13)	—	647	—	1,345	(14)	—
Equity securities	64	(5)	—	(3)	(6)	50	(5)	—
Investment funds	132	113	—	1,525	—	1,770	113	—
Funds withheld at interest – embedded derivative	594	127	—	—	—	721	—	—
Reinsurance recoverable	1,821	334	—	—	—	2,155	—	—
Total Level 3 assets	$8,958	$1,019	$(95)	$2,710	$(86)	$12,506	$86	$(93)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(10,942)	$(910)	$—	$111	$—	$(11,741)	$—	$—
Universal life benefits	(1,050)	(313)	—	—	—	(1,363)	—	—
Future policy benefits
AmerUs Closed Block	(1,546)	(31)	—	—	—	(1,577)	—	—
ILICO Closed Block and life benefits	(755)	(22)	—	—	—	(777)	—	—
Derivative liabilities	(3)	(2)	—	—	—	(5)	(2)	—
Total Level 3 liabilities	$(14,296)	$(1,278)	$—	$111	$—	$(15,463)	$(2)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2019
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$40	$—	$40	$—
Corporate	898	(2)	20	164	(133)	947	—
CLO	107	—	3	60	(39)	131	—
ABS	1,615	6	43	43	(419)	1,288	—
CMBS	187	1	7	154	(18)	331	—
RMBS	56	—	4	2	(62)	—	—
Trading securities
CLO	1	(1)	—	—	6	6	6
ABS	—	—	—	5	78	83	—
RMBS	134	(13)	—	15	(45)	91	3
Equity securities	3	—	—	—	(2)	1	—
Mortgage loans	32	1	—	(5)	—	28	1
Investment funds	29	(2)	—	(5)	—	22	(2)
Funds withheld at interest – embedded derivative	57	747	—	—	—	804	—
Short-term investments	—	—	—	226	—	226	—
Investments in related parties
AFS securities, ABS	328	—	21	748	(103)	994	—
Trading securities
CLO	113	(7)	—	(54)	8	60	2
ABS	149	(13)	—	(15)	103	224	(13)
Equity securities	133	15	—	239	—	387	(2)
Investment funds	120	1	—	19	—	140	3
Funds withheld at interest – embedded derivative	(110)	765	—	—	—	655	—
Reinsurance recoverable	1,676	278	—	—	—	1,954	—
Total Level 3 assets	$5,528	$1,776	$98	$1,636	$(626)	$8,412	$(2)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,969)	$(1,920)	$—	$(384)	$—	$(10,273)	$—
Universal life benefits	(932)	(210)	—	—	—	(1,142)	—
Future policy benefits
AmerUs Closed Block	(1,443)	(129)	—	—	—	(1,572)	—
ILICO Closed Block and life benefits	(730)	(67)	—	—	—	(797)	—
Derivative liabilities	(4)	—	—	—	—	(4)	—
Total Level 3 liabilities	$(11,078)	$(2,326)	$—	$(384)	$—	$(13,788)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$(5)	$—	$(5)	$—	$—	$—
Foreign governments	1	—	—	—	1	—	—	—
Corporate	58	—	—	(19)	39	157	(206)	(49)
CLO	12	—	(18)	(1)	(7)	36	—	36
ABS	47	—	(43)	(48)	(44)	218	(71)	147
CMBS	—	—	—	—	—	39	(23)	16
RMBS	—	—	(1)	(1)	(2)	—	(16)	(16)
Trading securities
ABS	35	—	—	—	35	—	—	—
RMBS	—	—	—	—	—	8	(1)	7
Equity securities	10	—	—	—	10	—	—	—
Mortgage loans	—	—	—	(6)	(6)	—	—	—
Short-term investments	1	—	(7)	(10)	(16)	—	(88)	(88)
Investments in related parties
AFS securities
Corporate	761	—	—	—	761	—	—	—
CLO	11	—	—	—	11	—	—	—
ABS	2	—	(10)	(23)	(31)	—	—	—
Trading securities
CLO	—	—	—	—	—	4	(24)	(20)
ABS	517	—	(10)	—	507	—	—	—
Equity securities	2	—	(1)	(3)	(2)	—	—	—
Investment funds	16	—	—	—	16	—	—	—
Total Level 3 assets	$1,473	$—	$(95)	$(111)	$1,267	$462	$(429)	$33

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(202)	$—	$154	$(48)	$—	$—	$—
Total Level 3 liabilities	$—	$(202)	$—	$154	$(48)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$199	$—	$—	$(10)	$189	$1	$(71)	$(70)
CLO	37	—	—	(3)	34	—	(104)	(104)
ABS	64	—	(21)	(27)	16	—	(137)	(137)
CMBS	251	—	(4)	(52)	195	—	(73)	(73)
Trading securities
Corporate	—	—	—	—	—	—	(6)	(6)
ABS	—	—	—	(1)	(1)	78	—	78
RMBS	15	—	—	—	15	35	—	35
Equity securities	—	—	—	—	—	—	(2)	(2)
Mortgage loans	—	—	—	(4)	(4)	—	—	—
Investment funds	—	—	(2)	—	(2)	—	—	—
Short-term investments	200	—	—	(19)	181	—	—	—
Investments in related parties
AFS securities
CLO	—	—	—	—	—	—	(37)	(37)
ABS	587	—	—	—	587	—	—	—
Trading securities
CLO	—	—	(7)	—	(7)	—	(23)	(23)
ABS	2	—	—	—	2	—	—	—
Equity securities	31	—	—	—	31	—	—	—
Total Level 3 assets	$1,386	$—	$(34)	$(116)	$1,236	$114	$(453)	$(339)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(222)	$—	$119	$(103)	$—	$—	$—
Total Level 3 liabilities	$—	$(222)	$—	$119	$(103)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$(5)	$(1)	$(6)	$—	$—	$—
Foreign governments	1	—	—	—	1	—	—	—
Corporate	245	—	—	(127)	118	97	(40)	57
CLO	90	—	(25)	(9)	56	36	(22)	14
ABS	95	—	(6)	(390)	(301)	64	(106)	(42)
CMBS	—	—	(4)	(1)	(5)	39	—	39
Trading securities
Corporate	—	—	—	—	—	6	—	6
ABS	35	—	(16)	—	19	—	—	—
RMBS	—	—	—	—	—	12	(1)	11
Equity securities	10	—	—	—	10	—	—	—
Mortgage loans	—	—	—	(8)	(8)	—	—	—
Short-term investments	1	—	(7)	(25)	(31)	—	—	—
Investments in related parties
AFS securities
Corporate	761	—	—	—	761	—	—	—
CLO	11	—	—	—	11	—	—	—
ABS	7	—	(15)	(77)	(85)	—	(165)	(165)
Trading securities
CLO	13	—	(12)	—	1	—	—	—
ABS	671	—	(10)	(14)	647	—	—	—
Equity securities	3	—	(2)	(4)	(3)	—	(6)	(6)
Investment funds	1,525	—	—	—	1,525	—	—	—
Total Level 3 assets	$3,468	$—	$(102)	$(656)	$2,710	$254	$(340)	$(86)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(964)	$—	$1,075	$111	$—	$—	$—
Total Level 3 liabilities	$—	$(964)	$—	$1,075	$111	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2019
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$40	$—	$—	$—	$40	$—	$—	$—
Corporate	277	—	(2)	(111)	164	1	(134)	(133)
CLO	64	—	—	(4)	60	—	(39)	(39)
ABS	260	—	(41)	(176)	43	—	(419)	(419)
CMBS	252	—	(4)	(94)	154	—	(18)	(18)
RMBS	2	—	—	—	2	—	(62)	(62)
Trading securities
CLO	—	—	—	—	—	6	—	6
ABS	6	—	—	(1)	5	78	—	78
RMBS	15	—	—	—	15	34	(79)	(45)
Equity securities	—	—	—	—	—	—	(2)	(2)
Mortgage loans	—	—	—	(5)	(5)	—	—	—
Investment funds	—	—	(5)	—	(5)	—	—	—
Short-term investments	248	—	—	(22)	226	—	—	—
Investments in related parties
AFS securities, ABS	757	—	—	(9)	748	—	(103)	(103)
Trading securities
CLO	—	—	(54)	—	(54)	43	(35)	8
ABS	—	—	—	(15)	(15)	103	—	103
Equity securities	243	—	(4)	—	239	—	—	—
Investment funds	19	—	—	—	19	—	—	—
Total Level 3 assets	$2,183	$—	$(110)	$(437)	$1,636	$265	$(891)	$(626)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(756)	$—	$372	$(384)	$—	$—	$—
Total Level 3 liabilities	$—	$(756)	$—	$372	$(384)	$—	$—	$—

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

1.Nonperformance risk – For contracts we issue, we use the credit spread, relative to the US Department of the Treasury (Treasury) curve, based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.
2.Option budget – We assume future hedge costs in the derivative’s fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.
3.Policyholder behavior – We regularly review the lapse and withdrawal assumptions (surrender rate). These are based on our initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	September 30, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$5,468	Discounted cash flow	Discount	2.0%	35.0%	5.7%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$11,741	Option budget method	Nonperformance risk	0.1%	1.5%	0.8%	[2]	Decrease
			Option budget	0.6%	3.6%	1.9%	[3]	Increase
			Surrender rate	5.3%	9.7%	7.1%	[4]	Decrease

	December 31, 2019
	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$1,289	Discounted cash flow	Discount	3.0%	9.0%	6.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$10,942	Option budget method	Nonperformance risk	0.2%	1.1%	0.6%	[2]	Decrease
			Option budget	0.7%	3.7%	1.9%	[3]	Increase
			Surrender rate	3.5%	8.1%	7.1%	[4]	Decrease

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

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The equity securities are held at cost less any impairment. The carrying amount of the equity securities was $433 million with no recorded impairment as of September 30, 2020.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$14,572	$15,114	$—	$—	$—	$15,114
Investment funds	567	567	567	—	—	—
Policy loans	387	387	—	—	387	—
Funds withheld at interest	47,334	47,334	—	—	—	47,334
Other investments	840	852	—	—	—	852
Investments in related parties
Mortgage loans	640	628	—	—	—	628
Investment funds	2,958	2,958	2,958	—	—	—
Funds withheld at interest	12,332	12,332	—	—	—	12,332
Other investments	467	489	—	—	—	489
Total financial assets not carried at fair value	$80,097	$80,661	$3,525	$—	$387	$76,749

Financial liabilities
Interest sensitive contract liabilities	$92,088	$96,125	$—	$—	$—	$96,125
Long-term debt	1,487	1,099	—	—	1,099	—
Securities to repurchase	1,098	1,098	—	—	1,098	—
Funds withheld liability	390	390	—	—	390	—
Total financial liabilities not carried at fair value	$95,063	$98,712	$—	$—	$2,587	$96,125

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$14,279	$14,719	$—	$—	$—	$14,719
Investment funds	596	596	596	—	—	—
Policy loans	417	417	—	—	417	—
Funds withheld at interest	14,380	14,380	—	—	—	14,380
Short-term investments	190	190	—	—	—	190
Other investments	65	65	—	—	—	65
Investments in related parties
Mortgage loans	653	641	—	—	—	641
Investment funds	2,731	2,731	2,731	—	—	—
Funds withheld at interest	12,626	12,626	—	—	—	12,626
Other investments	487	537	—	—	—	537
Total financial assets not carried at fair value	$46,424	$46,902	$3,327	$—	$417	$43,158

Financial liabilities
Interest sensitive contract liabilities	$57,272	$58,027	$—	$—	$—	$58,027
Short-term debt	475	475	—	—	475	—
Long-term debt	992	1,036	—	—	1,036	—
Securities to repurchase	512	512	—	—	512	—
Funds withheld liability	377	377	—	—	377	—
Total financial liabilities not carried at fair value	$59,628	$60,427	$—	$—	$2,400	$58,027

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective July 1, 2020, we restructured our reinsurance agreement with Mass Mutual Life Insurance Company (MassMutual). MassMutual recaptured the existing coinsurance agreement and we immediately entered into a new funds withheld coinsurance agreement with our ALRe subsidiary. As a result, we recorded a $5,021 million increase in funds withheld at interest and a corresponding decrease in assets, primarily consisting of investments and cash.

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Premiums
Direct	$42	$2,661	$1,424	$5,405
Reinsurance assumed	101	57	284	193
Reinsurance ceded	(31)	(30)	(101)	(123)
Total premiums	$112	$2,688	$1,607	$5,475

Future policy and other policy benefits
Direct	$385	$3,025	$2,404	$6,481
Reinsurance assumed	161	77	370	313
Reinsurance ceded	(107)	(147)	(305)	(399)
Total future policy and other policy benefits	$439	$2,955	$2,469	$6,395

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	470	124	—	594
Unlocking	(36)	(13)	(11)	(60)
Amortization	(175)	(24)	(25)	(224)
Impact of unrealized investment (gains) losses	(116)	(45)	(14)	(175)
Balance at September 30, 2020	$3,429	$867	$869	$5,165

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	521	187	—	708
Unlocking	(117)	(9)	(24)	(150)
Amortization	(637)	(29)	(37)	(703)
Impact of unrealized investment (gains) losses	(458)	(141)	(203)	(802)
Balance at September 30, 2019	$3,230	$807	$923	$4,960

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In the fourth quarter of 2020, we issued $500 million of senior unsecured notes due January 15, 2031. The senior notes have a 3.500% coupon rate, payable semi-annually. We can call the senior notes, in whole or in part, at any time prior to October 15, 2030, at a price equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date at the Treasury Rate (as defined in the third supplemental indenture, dated October 8, 2020) plus 45 basis points, and any accrued and unpaid interest. Thereafter, we can call the notes, in whole or in part, at a price equal to 100% of the principal and any accrued and unpaid interest.

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

Three months ended September 30, 2020
(In millions, except per share data)	Class A
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$622

Basic weighted average shares outstanding	193.1
Dilutive effect of stock compensation plans	4.0
Diluted weighted average shares outstanding	197.1

Earnings per share
Basic	$3.22
Diluted	$3.16

	Three months ended September 30, 2019
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$227	$38	$5	$1	$2	$3

Basic weighted average shares outstanding	151.6	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	152.0	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$1.50	$1.50	$1.50	$1.50	$1.50	$1.50
Diluted	$1.50	$1.50	$1.50	$1.50	$1.50	$1.29

	Nine months ended September 30, 2020
(In millions, except share and per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income (loss) available to Athene Holding Ltd. common shareholders – basic and diluted	$508	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	182.8	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans	3.1	—	—	—	—	—
Diluted weighted average shares outstanding	185.9	25.4	3.3	0.8	1.0	2.4

Earnings (loss) per share
Basic	$2.78	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$2.73	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

	Nine months ended September 30, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$1,411	$228	$30	$7	$9	$19

Basic weighted average shares outstanding	157.2	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	157.6	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$8.97	$8.97	$8.97	$8.97	$8.97	$8.97
Diluted	$8.95	$8.97	$8.97	$8.97	$8.97	$7.77

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 11 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the nine months ended September 30, 2020 allocates all net income for the second and third quarters to Class A shares. For the first quarter, the EPS calculation used only the weighted average shares for the first quarter to allocate first quarter net income for Class B and Class M shares; however, for Class B and Class M shares, the weighted average shares outstanding represent only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are evaluated for dilution within the dilutive effect of stock compensation plans.

We use the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 2.8 million and 32.0 million shares, restricted stock units, options and warrants as of September 30, 2020 and 2019, respectively.

10. Equity

Preferred Stock—We have three series of preferred stock: 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (Series A); 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (Series B); and 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series C (Series C) as summarized below:

	Series A	Series B	Series C
Authorized, issued and outstanding	34,500	13,800	24,000
Liquidation preference per share	$25,000	$25,000	$25,000

The following summarizes dividends declared and paid per preferred stock share by series:

	Three months ended September 30,		Nine months ended September 30,
(Per share)	2020	2019	2020	2019
Series A	$396.87	$485.07	$1,190.63	$485.07
Series B	351.57	—	1,054.69	—
Series C	482.55	—	482.55	—

The following summarizes dividends declared and paid in the aggregate on the preferred stock by series:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Series A	$14	$17	$41	$17
Series B	4	—	14	—
Series C	12	—	12	—
Total dividends declared and paid	$30	$17	$67	$17

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—During the first quarter of 2020, shareholders approved amendments to our bye-laws which eliminated our multi-class share structure at the closing of the share transaction with Apollo. See Note 11 – Related Parties for further information on this transaction. On February 28, 2020, all Class B shares were converted to Class A shares on a one-to-one basis. Class M shares were converted to Class A shares representing 5% of the Class M value and warrants representing 95% of the Class M value. The warrants were issued with substantially the same terms, including the same economic terms, as the Class M shares.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the activity on our share repurchase authorization:

	Nine months ended September 30,
(In millions)	2020	2019
Beginning balance	$640	$150
Additional authorization	—	717
Repurchases	(416)	(544)
Ending balance	$224	$323

The table below shows the changes in each class of shares issued and outstanding:

(In millions)	Nine months ended September 30, 2020
Class A
Beginning balance	143.2
Issued shares	35.9
Forfeited shares	(0.1)
Repurchased shares	(13.2)
Converted from Class B shares	25.4
Converted from Class M shares	0.3
Ending balance	191.5
Class B
Beginning balance	25.4
Converted to Class A shares	(25.4)
Ending balance	—
Class M-1
Beginning balance	3.3
Converted to Class A shares	(0.2)
Converted to warrants	(3.1)
Ending balance	—
Class M-2
Beginning balance	0.8
Converted to Class A shares	0.0
Converted to warrants	(0.8)
Ending balance	—
Class M-3
Beginning balance	1.0
Converted to Class A shares	0.0
Converted to warrants	(1.0)
Ending balance	—
Class M-4
Beginning balance	4.0
Converted to Class A shares	(0.1)
Converted to warrants	(3.6)
Repurchased shares	(0.3)
Ending balance	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)—The following provides the details of AOCI and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2020	$3,444	$(702)	$(873)	$320	$(5)	$2,184
Other comprehensive income (loss) before reclassifications	646	768	(306)	(178)	10	940
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	85	—	(20)	—	—	65
Less: Income tax expense (benefit)	107	153	(61)	(42)	—	157
Less: Other comprehensive income (loss) attributable to NCI	(10)	14	—	8	2	14
Balance at September 30, 2020	$3,908	$(101)	$(1,098)	$176	$3	$2,888

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2019	$2,349	$(661)	$77	$(5)	$1,760
Other comprehensive income (loss) before reclassifications	1,132	(392)	124	(1)	863
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	7	(2)	—	—	5
Less: Income tax expense (benefit)	232	(82)	26	—	176
Balance at September 30, 2019	$3,242	$(969)	$175	$(6)	$2,442

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	1,403	(116)	(358)	140	9	1,078
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	306	—	(87)	—	—	219
Less: Income tax expense (benefit)	213	(23)	(58)	33	—	165
Less: Other comprehensive income (loss) attributable to NCI	82	4	—	(8)	3	81
Balance at September 30, 2020	$3,908	$(101)	$(1,098)	$176	$3	$2,888

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(628)	$121	$39	$(4)	$(472)
Other comprehensive income (loss) before reclassifications	4,889	(1,391)	171	(2)	3,667
Less: Reclassification adjustments for gains (losses) realized in net income (loss)[1]	35	(10)	—	—	25
Less: Income tax expense (benefit)	984	(291)	35	—	728
Balance at September 30, 2019	$3,242	$(969)	$175	$(6)	$2,442

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

(1)a base management fee equal to the sum of (i) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) on December 31, 2018 of $103.4 billion (Backbook Value) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (ii) 0.15% per year of the amount, if any (Incremental Value), by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value; plus

(2)with respect to each asset in an Account, subject to certain exceptions, that is managed by Apollo and that belongs to a specified asset class tier (Core, Core Plus, Yield, and High Alpha), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

(i)0.065% of the market value of Core assets, which include public investment grade corporate bonds, municipal securities, agency RMBS or CMBS, and obligations of governmental agencies or government sponsored entities that are not expressly backed by the US government;
(ii)0.13% of the market value of Core Plus assets, which include private investment grade corporate bonds, fixed rate first lien commercial mortgage loans (CML), and certain obligations issued or assumed by financial institutions and determined by Apollo to be “Tier 2 Capital” under Basel III, a set of recommendations for international banking regulations developed by the Bank for International Settlements;
(iii)0.375% of the market value of Yield assets, which include non-agency RMBS, investment grade CLO, CMBS and other ABS (other than RMBS and CLO), emerging market investments, below investment grade corporate bonds, subordinated debt obligations, hybrid securities or surplus notes issued or assumed by a financial institution, rated preferred equity, residential mortgage loans (RML), bank loans, investment grade infrastructure debt, and floating rate CMLs on slightly transitional or stabilized traditional real estate;
(iv)0.70% of the market value of High Alpha assets, which include subordinated CML, below investment grade CLO, unrated preferred equity, debt obligations originated by MidCap, CMLs for redevelopment or construction loans or secured by non-traditional real estate, below investment grade infrastructure debt, certain loans originated directly by Apollo (other than MidCap loans), and agency mortgage derivatives; and
(v)0.00% of the market value of cash and cash equivalents, US treasuries, non-preferred equities and alternatives.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	September 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Core	$48,409	28.7%	$32,474	25.5%
Core Plus	39,543	23.4%	30,155	23.6%
Yield	58,791	34.8%	48,557	38.0%
High Alpha	6,776	4.0%	5,062	4.0%
Other	15,289	9.1%	11,302	8.9%
Total sub-allocation assets	$168,808	100.0%	$127,550	100.0%

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

During the three months ended September 30, 2020 and 2019, we incurred management fees, inclusive of the base and sub-allocation fees, of $111 million and $127 million, respectively. During the nine months ended September 30, 2020 and 2019, we incurred management fees, inclusive of the base and sub-allocation fees, of $362 million and $313 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of September 30, 2020 and December 31, 2019, management fees payable were $31 million and $42 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group. Also, James Belardi, our Chief Executive Officer, is an employee of ISG and receives remuneration from acting as Chief Executive Officer of ISG. Mr. Belardi also owns a 5% profit interest in ISG (Interest). It is expected that the Interest will be revised such that Mr. Belardi will receive a lesser interest in the equity of ISG and also receive a specified percentage of other fee streams earned by Apollo, potentially comprised of or including the sub-allocation fees. Additionally, six of the sixteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

A-A Mortgage – We have an equity method investment of $666 million and $487 million as of September 30, 2020 and December 31, 2019, respectively, in A-A Mortgage, which has an investment in AmeriHome. We have a loan purchase agreement with AmeriHome. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $0 million and $254 million of residential mortgage loans under this agreement during the three months ended September 30, 2020 and 2019, respectively. We purchased $169 million and $254 million of residential mortgage loans under this agreement during the nine months ended September 30, 2020 and 2019, respectively. Additionally, we hold ABS securities issued by AmeriHome affiliates of $165 million and $170 million as of September 30, 2020 and December 31, 2019, respectively, which are included in related party AFS securities on the condensed consolidated balances sheets. We also have commitments to make additional equity investments in A-A Mortgage of $125 million as of September 30, 2020. Additionally, on October 26, 2020, we invested in $195 million of unsecured notes issued by AmeriHome.

MidCap – During the third quarter of 2020, AAA Investment (Co Invest VII), L.P. (CoInvest VII) was dissolved. CoInvest VII held a significant investment in MidCap. CoInvest VII was included in related party investment funds on the condensed consolidated balance sheets and was reflected as a consolidated VIE prior to the first quarter of 2020. Subsequent to the dissolution of CoInvest VII, we now hold MidCap directly as profit participating notes, which are included in related party trading ABS securities on the condensed consolidated balance sheets. We have also advanced amounts under a subordinated debt facility to MidCap. During the second quarter of 2020, we invested $67 million in MidCap redeemable preferred stock. The subordinated debt facility and redeemable preferred stock are included in related party other investments and related party trading securities, respectively, on the condensed consolidated balance sheets. The following summarizes these investments in MidCap:

(In millions)	September 30, 2020	December 31, 2019
Investment fund	$—	$547
Profit participating notes	532	—
Subordinated debt facility	322	339
Redeemable preferred stock	77	—
Total investment in MidCap	$931	$886

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $537 million and $624 million as of September 30, 2020 and December 31, 2019, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2020, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $572 million and $132 million as of September 30, 2020 and December 31, 2019, respectively. During the second quarter of 2020, we contributed capital of $361 million to Athora. Additionally, as of September 30, 2020 and December 31, 2019, we had $117 million and $146 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $370 million as of September 30, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC, formerly Voya Insurance and Annuity Company). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital Company LLC (VA Capital), which was $108 million and $99 million as of September 30, 2020 and December 31, 2019, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the parent of Venerable, which is the parent of VIAC. Additionally, we have a 15-year term loan receivable from Venerable due in 2033, which is included in related party other investments on the condensed consolidated balance sheets. The loan is held at the principal balance less allowances and was $145 million and $148 million as of September 30, 2020 and December 31, 2019, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of September 30, 2020 and December 31, 2019, we had $137 million and $97 million, respectively, of investments under the Strategic Partnership and these investments are included in related party investment funds on the condensed consolidated balance sheets and were reflected as consolidated VIEs in prior periods.

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

In connection with the acquisition of the existing Aviation Loans by the ABS-SPV (i) a tranche of senior notes was acquired by third-party investors and (ii) we purchased mezzanine tranches of the senior notes and the subordinated notes. As of September 30, 2020 and December 31, 2019, our investment in securitizations of loans originated by PK was $1,244 million and $1,282 million, respectively, and are included in related party AFS or trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investment in securitizations of loans originated by PK of $215 million as of September 30, 2020.

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
(A)To Apollo, sub-allocation fees on the senior notes based on the rates applicable to Yield assets and sub-allocation fees on the subordinated notes based on the rates applicable to High Alpha assets.
(B)To Redding Ridge Asset Management LLC, a company in which certain funds managed by Apollo have an interest, as consideration for assistance with the structuring, monitoring, support and maintenance of the securitization transactions, a one-time structuring fee, as well as ongoing support fees equal to 1.5 bps on the total capitalization amount and certain other fees, which may become due upon the occurrence of certain events; and
(C)To Merx Aviation Servicing Limited, a company externally managed by Apollo Investment Management, L.P., with respect to certain diligence, technical support and enforcement, remarketing and restructuring services with respect to the existing Aviation Loans and the Forward Flow Loans, a one-time servicing fee, as well as certain special situations fees, which may become due upon the occurrence of certain events.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. As of March 31, 2020, ADIP owned 67% of the equity interests, while we retained 100% of the voting power and 33% of the equity interests in ACRA. On April 1, 2020, ALRe purchased 14,000 newly issued ACRA shares for $66 million, which resulted in ALRe holding 36.55% of the economic interests in ACRA. The remaining 63.45% of the economic interests in ACRA are held by ADIP. During the nine months ended September 30, 2020, we received a capital contribution of $240 million from ADIP and paid a dividend of $46 million to ADIP.

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

AA Infrastructure Fund 1 LLC (AA Infrastructure) – We have an investment in preferred shares of AA Infrastructure, which is a fund managed by ISG. As of September 30, 2020 and December 31, 2019, we held $50 million and $58 million, respectively, of preferred shares, which are included in related party equity securities on the condensed consolidated balance sheets, and also held AA Infrastructure ABS securities of $293 million and $267 million, respectively, which are included in related party trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investments in AA Infrastructure of $51 million as of September 30, 2020.

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $5,848 million and $4,793 million as of September 30, 2020 and December 31, 2019, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2020 and December 31, 2019, we had $2,101 million and $1,226 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2020 and December 31, 2019, we had $6,523 million and $3,700 million, respectively, of FABN funding agreements outstanding. We had $2,392 million of FABN capacity remaining as of September 30, 2020.

During the third quarter of 2020, we established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special purpose entity to purchase funding agreements from us. As of September 30, 2020, we had $1,000 million of FABR funding agreements outstanding.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2020	December 31, 2019
AFS securities	$9,928	$9,369
Trading securities	54	45
Equity securities	24	22
Mortgage loans	4,715	2,535
Investment funds	55	84
Derivative assets	95	105
Short-term investments	5	92
Other investments	104	88
Restricted cash	1,226	402
Total restricted assets	$16,206	$12,742

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,413 million as of September 30, 2020. These letters of credit were issued for our reinsurance program and expire between December 10, 2020 and June 19, 2023.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of September 30, 2020, had an asset value of $401 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue will proceed to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The parties have served initial document requests and interrogatories and are currently in early stage discovery. An initial scheduling conference is set for November 10, 2020. The value of the guarantees included within the asset value reflected above is $196 million as of September 30, 2020.

Regulatory Matters – Beginning in 2015, our US insurance subsidiaries have experienced increased complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne Inc. (AllianceOne), a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide third party administration services on such policies. AllianceOne also administers a small block of annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced some similar service and administration issues, but to a lesser degree.

As a result of the difficulties experienced with respect to the administration of such policies, we have received notifications from several state regulators, including but not limited to New York State Department of Financial Services (NYSDFS), the California Department of Insurance (CDI) and the Texas Department of Insurance, indicating, in each case, that the respective regulator planned to undertake a market conduct examination or enforcement proceeding of the applicable US insurance subsidiary relating to the treatment of policyholders subject to our reinsurance agreements with affiliates of Global Atlantic and the conversion of the life and annuity policies, including the administration of such blocks by AllianceOne. We have entered into consent orders with several states, including the NYSDFS and the CDI, to resolve underlying matters in those states. All fines and costs, including those associated with remediation plans, paid in connection with the consent orders are subject to indemnification by Global Atlantic or affiliates of Global Atlantic.

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

Caldera Matters – On May 3, 2018, AHL filed a writ commencing litigation in the Supreme Court of Bermuda against a former officer of AHL, a former director of AHL (who is also considered a former officer pursuant to Bermuda law), and Caldera Holdings, Ltd. (Caldera). AHL alleges in the writ, among other things, that the defendants breached various duties owed to AHL under Bermuda law by using AHL’s confidential information in their attempted acquisition of a company referred to in the litigation as Company A. AHL is seeking injunctive relief and damages. Athene amended its writ on October 16, 2018. The trial court denied two separate motions to dismiss made by defendant Caldera on June 28, 2018 and by the former officer and former director defendants on January 14, 2019. On September 20, 2019, the Bermuda Court of Appeal affirmed both trial court rulings and dismissed the defendants’ appeal. Defendants have not further pursued an appeal of this decision to the Judicial Committee of the Privy Council, the court of final appeal for matters litigated in Bermuda. On March 17, 2020, we filed an application for leave to amend the complaint to more broadly assert defendants’ breaches of duties and that motion was approved by Order dated September 20, 2020.

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

Retirement Services—Retirement Services is comprised of our US and Bermuda operations, which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure multi-year guaranteed annuities, fixed indexed annuities, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and group annuities, are included in our Retirement Services segment.

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

Adjusted operating revenue is a component of adjusted operating income available to common shareholders and excludes market volatility and adjustments for other non-operating activity. Our adjusted operating revenue equals our total revenue, adjusted to eliminate the impact of the following non-operating adjustments:

•Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;
•Investment gains (losses), net of offsets; and
•VIE expenses, noncontrolling interests and other adjustments to revenues.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Retirement Services	$1,711	$4,096	$5,769	$9,650
Corporate and Other	(15)	28	101	84
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	637	84	(280)	1,490
Investment gains (losses), net of offsets	468	373	29	1,768
VIE expenses, noncontrolling interests and other adjustments to revenues	474	3	505	10
Total revenues	$3,275	$4,584	$6,124	$13,002

Adjusted operating income available to common shareholders is an internal measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and certain other expenses. Our adjusted operating income available to common shareholders equals net income available to Athene Holding Ltd. common shareholders adjusted to eliminate the impact of the following non-operating adjustments:

•Investment gains (losses), net of offsets;
•Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets;
•Integration, restructuring and other non-operating expenses;
•Stock-based compensation, excluding the long-term incentive plan (LTIP); and
•Income tax (expense) benefit – non-operating.

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Retirement Services	$361	$256	$773	$918
Corporate and Other	(59)	(13)	(89)	(18)
Non-operating adjustments
Investment gains (losses), net of offsets	346	166	(18)	1,041
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	72	(117)	(268)	(201)
Integration, restructuring and other non-operating expenses	—	(34)	(13)	(46)
Stock-based compensation, excluding LTIP	(1)	(3)	(11)	(9)
Income tax (expense) benefit – non-operating	(97)	21	7	19
Net income available to Athene Holding Ltd. common shareholders	$622	$276	$381	$1,704

The following represents total assets by segment:

(In millions)	September 30, 2020	December 31, 2019
Retirement Services	$186,400	$143,881
Corporate and Other	4,688	2,994
Total assets	$191,088	$146,875

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

We have established a significant base of earnings and, as of September 30, 2020, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 9.0 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our US and Bermuda operations which issue and reinsure retirement savings products and institutional products. Corporate and Other includes certain other operations related to our corporate activities.

Our consolidated annualized ROE for the nine months ended September 30, 2020 and the year ended December 31, 2019 was 3.5% and 19.7%, respectively, and our consolidated annualized adjusted operating ROE was 9.1% and 14.1%, respectively. For the nine months ended September 30, 2020 and the year ended December 31, 2019, in our Retirement Services segment, we generated an annualized net investment spread of 1.14% and 1.50%, respectively, and an annualized adjusted operating ROE of 14.0% and 17.3%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 1.96% and 2.46% for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. As of September 30, 2020, our deferred annuities had a weighted-average life of 8.6 years and made up a significant portion of our reserve liabilities.

The following table presents the deposits generated from our organic and inorganic channels:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Retail sales	$2,465	$1,921	$5,502	$5,646
Flow reinsurance	2,317	609	5,443	2,754
Funding agreements[1]	2,619	503	6,078	802
Pension risk transfer	—	2,604	1,246	5,233
Total organic deposits	7,401	5,637	18,269	14,435
Inorganic deposits	—	—	28,792	—
Gross deposits	7,401	5,637	47,061	14,435
Deposits attributable to ACRA noncontrolling interest	—	—	(18,268)	—
Net deposits	$7,401	$5,637	$28,793	$14,435

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements.

Our organic channels, including retail, flow reinsurance and institutional products, provided deposits of $18.3 billion and $14.4 billion in the nine months ended September 30, 2020 and 2019, respectively, which were underwritten to attractive, at-or-above target returns despite the historically low interest rate environment. Organic deposits increased $3.8 billion, or 27%, reflecting the strength of our multi-channel distribution platform despite a challenging macroeconomic backdrop amidst the ongoing COVID-19 crisis. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $8.7 billion and $8.5 billion for the nine months ended September 30, 2020 and 2019, respectively. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $5.5 billion and $5.6 billion for the nine months ended September 30, 2020 and 2019, respectively. The decrease in our retail channel was primarily driven by a significant decline in industry-wide sales volumes as a result of the economic impacts of the spread of COVID-19, as well as the mitigation measures undertaken to combat the spread, which has complicated the sales process. The decrease was largely offset by very strong performance in the bank and broker-dealer channels including an increase in MYGA sales, and demonstrate strong sales execution despite the challenging sales environment. Despite the significant headwinds, we have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 54 independent marketing organizations (IMO); approximately 56,000 independent agents; and our growing network of 16 small and mid-sized banks and 101 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we are focusing on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated deposits through our flow reinsurance channel of $5.4 billion and $2.8 billion for the nine months ended September 30, 2020 and 2019, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes with existing partnerships as well as favorable MYGA sales during the year. In July we established a new flow reinsurance partnership with a large Japanese financial institution, marking our entry into the large Japanese annuity market. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated deposits of $7.3 billion and $6.0 billion for the nine months ended September 30, 2020 and 2019, respectively. The increase in our institutional channel was driven by higher funding agreement deposits, partially offset by lower PRT deposits. We issued funding agreements in the aggregate principal amount of $6.1 million and $802 million for the nine months ended September 30, 2020 and 2019, respectively, including our inaugural non-US dollar denominated FABN transaction in the second quarter, followed by additional non-US dollar denominated issuances in the third quarter. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance with deposits in the aggregate principal amount of $4.6 billion, $875 million and $598 million, respectively, for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we closed two PRT transactions and issued group annuity contracts in the aggregate principal amount of $1.2 billion, compared to $5.2 billion during the nine months ended September 30, 2019. Since entering the PRT channel in 2017 through September 30, 2020, we have closed 18 deals involving more than 181,000 plan participants resulting in the issuance of group annuities of $12.1 billion. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of September 30, 2020, we estimate that we have approximately $7.6 billion in capital available to deploy, consisting of approximately $3.2 billion in excess capital, $2.6 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.8 billion in available uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategic Transaction with Apollo

On February 28, 2020, we closed a transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at $1.1 billion, upon close, and $350 million of cash. Additionally, we converted our Class B common shares to Class A common shares and our Class M common shares to Class A common shares and warrants, eliminating our multi-class share structure. Changes in the value of the AOG units are reflected within the change in fair value of Apollo investment, net of tax line item and may present future volatility in our results of operations due to changes in the valuation of the AOG units. See Note 11 – Related Parties to the consolidated financial statements for further discussion.

Industry Trends and Competition

Market Conditions

During the third quarter, there was a considerable divergence between the performance of the broader economy and the performance of the financial markets. While equity markets hit an all-time high in early September and credit spreads continued the compression that began in the second quarter, the economy remained in distress as jobless claims, while improving month over month, remained at record highs, nonfarm payroll employment remained depressed and consumer sentiment and retail sales followed similar patterns. Many economic sectors remain at lower levels of activity, particularly those associated with leisure, travel and consumer durables. There are some well performing sectors within the broader economy, notably consumer staples and large regional pockets of the housing market, but the performance of these sectors has not been sufficient to shift higher forward expectations for growth and rates. A significant portion of the disconnect between economic and financial market performance appears to be a result of monetary stimulus. The Federal Reserve (Fed) has nearly doubled its balance sheet since the beginning of the year, in particular with significant increases in holdings of Treasuries and MBS. These Fed actions are likely a significant contributor to buoyant valuations of risk assets and continued low rates. The 10-year treasury yield has remained under 70 basis points for much of the quarter. In direct contrast to the aggressive actions of the Fed, Congress has been unable to reach agreement on additional fiscal stimulus, and the fiscal stimulus measures signed late in the first quarter have begun to run off. As we enter the fourth quarter, there are a number of events on the horizon that are likely to keep markets volatile through year-end. Among these are near-term risks related to the election and associated challenges with passage of additional fiscal stimulus and a resurgence of COVID-19 as we transition to the fall season. Heightened equity market volatility may adversely affect the hedging costs of our liability hedging program and create greater volatility in earnings due to changes in the value of alternative investments, the AOG units that we hold and FIA derivatives and associated embedded derivatives, as well as changes in other liability costs. Heightened credit market volatility may lead to increased credit spreads. See -Interest Rate Environment and Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks—Sensitivities for further discussion regarding how heightened volatility might impact our business.

Interest Rate Environment

Both as a result of significant central bank intervention and a continued flight-to-quality trade (coupled with the ongoing global search for yield), interest rates remained close to all-time lows throughout the quarter. Importantly, yields outside of the US, which had been close to zero, and in some cases negative, moved even lower, exacerbating demand. Communications from global central banks suggest that market support will continue, although there remains significant additional purchasing to complete relating to previously announced programs, both in the US and elsewhere.

The environment for yield focused buyers remains challenging. Quality names and structures will remain well-bid ensuring that yields on these assets remains relatively low. Credit spreads have a good amount of room to tighten before they come close to the lows of the last three years (approximately 40-50 basis points on US investment grade credit, for example), and so will likely continue to attract buyers. On the supply side, the new issues market remains robust, even considering the current credit spread environment. Therefore, deployment challenges are likely to persist.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, which has been experienced during the first nine months of 2020. Our investment portfolio includes $25.3 billion of floating rate investments, or 18% of our net invested assets as of September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2020, most of our products were fixed annuities with 23% of our FIAs at the minimum guarantees and 38% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2020, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

Business Continuity Risk. The spread of COVID-19 threatens the health and safety of our most valuable asset, our people. To mitigate the risk that the virus infects members of our workforce, to ensure the continuity of our operations throughout the duration of this pandemic and to ensure uninterrupted servicing of the policyholders who have entrusted us for their retirement needs, during March 2020 we implemented our business continuity plan. Pursuant to that plan, we implemented remote work protocols pursuant to which the significant majority of our employees worked remotely, with only certain operationally essential employees working at our facilities, to the extent lawfully permitted. For the operationally essential employees who continued working at our facilities, we implemented new safety protocols that incorporated recommendations, guidelines and regulations from the Center for Disease Control and other national, state and local health authorities, including mandated temperature screenings upon entering the building; the appropriate practice of social distancing, which includes but is not limited to a reduction in the number of people allowed in conference rooms and limiting elevator car capacity; the requirement to wear face coverings; and limitations on movement in the building, among other requirements designed to reduce the risk of transmission between employees (collectively, Safety Protocols). In addition, we implemented enhanced cleaning protocols, which include increased staff to clean common areas; availability of cleaning supplies, face coverings and hand sanitizer throughout our facilities that are operational; and actively encouraging our employees to adopt enhanced hygiene practices. On June 1, 2020, we commenced our repopulation plan with the first wave of employees returning to the office. Thereafter, employees returned in three additional waves, with each wave following the prior by at least two weeks. As of October 31, 2020, substantially all of our workforce had returned to the office. Prior to the commencement of our repopulation plan, all employees were required to complete a comprehensive training covering our repopulation plan and our Safety Protocols. We have implemented case investigation and contact tracing procedures to appropriately identify and quarantine those individuals who have been or may have been exposed to the virus. As of October 31, 2020, we had ten employees who had been certified as contact tracers through Johns Hopkins University. We have been successful in implementing our business continuity and repopulation plans and to date have experienced no material impairment to our business operations. We continue to closely monitor our situation and the recommendations and guidelines issued by national, state and local health authorities.

Market Risk. The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or increase the market risks to which we are subject, namely interest rate risk, credit risk and public equity risk. The spread of COVID-19 and the Federal Reserve’s responsive measures have resulted in abrupt and significant decreases in interest rates and abrupt and significant increases in credit spreads. Changes in interest rates and credit spreads may result in a decrease in the value of our invested assets. To the extent that we needed to sell assets at these decreased values in order to satisfy our obligations, we would realize losses. However, approximately 75% of our deferred annuities have surrender charges, which we believe greatly reduce the likelihood and magnitude of unexpected withdrawals. Further, our PRT and funding agreement obligations are predominantly non-surrenderable. In addition, we mitigate interest rate risk by managing the effective duration of our assets and liabilities. In doing so, we closely monitor and manage our net duration mismatch as well as our cash inflows and outflows. Decreases in interest rates impact the interest income that we receive on our floating rate assets. For the nine months ended September 30, 2020, we recognized $181 million less in floating rate income than we recognized for the nine months ended September 30, 2019, primarily as a result of the declines in interest rates occurring during the nine months ended September 30, 2020.

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

We are exposed to public equity risk through the index crediting on our FIA products, our AOG unit holdings and our common stock holdings in OneMain Holdings, Inc. (OneMain). We effectively eliminate the public equity risk arising from the index crediting on our FIA products by hedging the relevant index performance over the crediting period. Though this results in an effective hedge for economic purposes, because the instruments used to hedge the index crediting period are for a shorter term than the FIA contract, the hedge is not deemed effective for accounting purposes and results in the recognition of gains and losses from period to period. The public equity volatility arising from our holdings of AOG Units and OneMain stock is unhedged. During the nine months ended September 30, 2020, we recognized an income statement impact of $(201) million resulting from our FIA products (net of offsets) and decreases in the market value of our OneMain holding, partially offset by an increase in the market value of our AOG holding, as the share price rebounded following market value decreases in the first quarter.

Liquidity Risk. In the current market environment, liquidity risk can arise in several areas of our business, including but not limited to asset-liability mismatch and policyholder behavior risk. As noted above, most of our deferred annuities have surrender charges, which reduce the likelihood and magnitude of expected withdrawals, and our PRT and funding agreement obligations are predominantly non-surrenderable.

To be prepared to capitalize on growth opportunities that may arise in the current market environment as well as to manage any near-term liquidity risk, we have strategically increased our available liquidity. As of September 30, 2020, we had approximately $10.9 billion of available liquidity comprised of $7.5 billion of cash and approximately $3.4 billion of undrawn capacity under various committed financing facilities. We have taken measures to increase our financial flexibility, including negotiating new committed lending facilities. We have also entered into several new securities repurchase arrangements with different financial institutions to provide access to additional short-term liquidity, to the extent available. As economic conditions have begun to stabilize, we have begun to invest our excess liquidity in yield producing assets.

With a record number of individuals finding themselves abruptly out of work and searching for sources of liquidity, we face policyholder behavior risk in the form of increased withdrawal levels and lapse rates. We have been closely monitoring policyholder behavior on a daily basis. As of October 31, 2020, we had noticed no material adverse change in policyholder behavior. We mitigate policyholder behavior risk by monitoring and projecting cash inflows and outflows and by maintaining greater levels of available liquidity.

Emerging Trends

As a result of the spread of COVID-19, the resulting impact on economic conditions and the financial markets and the mitigation efforts we have undertaken in response, we expect to see several trends impacting our future operating results.

First, we have held a greater proportion of our invested assets in cash and other liquid assets which has lowered our net investment earned rates and net investment spread. While we have begun to invest our excess cash in yield producing assets, we expect that our holdings of cash and other liquid assets may remain elevated in the near-term. We expect that as we deploy these holdings and redeploy the Jackson investment portfolio, we will experience increases in net investment earned rates and net investment spread.

Second, we expect that the current market environment will cause certain issuers of securities held in our investment portfolio to experience financial hardship, which could result in the recognition of increased credit losses. During the nine months ended September 30, 2020, we increased our reserve for credit losses, net of noncontrolling interests, by $202 million, post-adoption of the new accounting standard regarding accounting for current expected credit losses, more commonly referred to as “CECL.” We cannot predict the duration or severity of the current economic downturn. However, our ultimate loss experience resulting therefrom could be material and could cause our financial position, results of operations, cash flows and liquidity to differ materially from that presented herein.

Third, we have experienced increased volatility in the valuation of our alternative investments. In light of the current market environment, we may continue to experience such volatility in future periods. Given that approximately 60% of our alternative investments are accounted for on a one to three month lag, our financial results as they relate to the performance of our alternative investments may not be reflective of the economic conditions of a particular reporting period.

Fourth, the substantial decrease in interest rates during the nine months ended September 30, 2020 will have a negative impact on adjusted operating income if the current rates persist for a prolonged period. Currently, we estimate that a 25 basis point decrease in interest rates that persists for a 12-month period will result in an approximate $35 – $45 million decrease in adjusted operating income.
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

The effect of the discontinuation of LIBOR on legacy or new contracts to which we have exposure or the activities in our businesses will vary depending on (1) the character of existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new contracts. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on our contracts whose value is tied to LIBOR. The value or profitability of these contracts may be adversely affected.

As of September 30, 2020, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond 2021
Investments	$24,761	$21,416
Product Liabilities	14,022	4,906
Derivatives Hedging Product Liabilities	17,553	1,193
Other Derivatives	478	478
Other Contracts	2,963	2,663
Total notional of contracts tied to LIBOR	$59,777	$30,656

Investments

As of September 30, 2020, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond 2021
Multi-lateral Arrangements
Corporates	$851	$487
RMBS	3,975	3,826
CMBS	400	80
CLO	12,206	12,026
ABS	1,887	1,825
Bank Loans	478	356
Total Multi-lateral Arrangements	19,797	18,600
Bi-lateral Arrangements
CML	4,812	2,664
RML	152	152
Total Bi-lateral Arrangements	4,964	2,816
Total investments tied to LIBOR	$24,761	$21,416

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Of the total notional value of investment-related contracts tied to LIBOR, extending beyond 2021, $18.6 billion or 86.9% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the Alternative Reference Rates Committee’s proposed New York law amendment, to rectify such deficiency. In the absence of such a solution, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond 2021 of $2.8 billion or 13.1% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

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

Product Liabilities and Associated Hedging Instruments

As of September 30, 2020, we had product liabilities with a notional value of approximately $14.0 billion for which LIBOR is a component in the determination of interest credited, of which we expect $4.9 billion to extend beyond 2021. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of September 30, 2020, we held derivatives with a notional value of approximately $17.6 billion to hedge our exposure to these product liabilities, of which we expect $1.2 billion to extend beyond 2021. Included within this category are $3.1 billion of Eurodollar futures, of which we expect $1.2 billion to extend beyond 2021. Exchange traded products such as Eurodollar futures will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We expect that substantially all of such derivatives will expire before the end of 2021. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument.

Other Derivatives

Our other derivative contracts tied to LIBOR are generally entered into pursuant to an ISDA Master Agreement. ISDA published the ISDA 2020 IBOR Fallbacks Protocol (Protocol) and released Supplement 70 to the 2006 ISDA Definitions (Supplement) on October 23, 2020. The Protocol and Supplement include appropriate fallbacks that contemplate the permanent discontinuation of LIBOR. We are currently evaluating the Protocol and Supplement and expect to join industry peers by adhering to the Protocol and Supplement prior to the effective date of January 25, 2021. To the extent that the fallbacks ultimately incorporated into our other derivative contracts result in the use of a replacement rate that differs from that employed in the contract being hedged, we may experience basis mismatch. The Protocol contains templates for possible bilateral amendments to legacy contracts for situations in which the fallbacks contemplated by the Protocol give rise to potential basis risk. We intend to evaluate whether and the extent to which we are subject to such basis risk, as well as the possibility of using the available templates to mitigate such risk.

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

According to LIMRA, total fixed annuity market sales in the United States were $57.6 billion for the six months ended June 30, 2020, a 24.3% decrease from the same time period in 2019 as interest rates pulled down crediting rates in all fixed product lines. In the total fixed annuity market, for the six months ended June 30, 2020 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales of $3.0 billion, translating to a 5.1% market share. For the six months ended June 30, 2019, our market share was 4.9% with sales of $3.7 billion.

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

FIAs have been one of the fastest growing annuity products. According to LIMRA, total FIA sales in the United States were $73.5 billion for the year ended December 31, 2019, a 5.6% increase from the year ended December 31, 2018. According to LIMRA data, for the six months ended June 30, 2020 (the most recent period for which specific market share data is available), we were the 2nd largest provider of FIAs based on sales of $2.5 billion, and our market share for the same period was 8.8%. For the six months ended June 30, 2019, we were the 2nd largest provider of FIAs based on sales of $3.4 billion, translating to an 8.9% market share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our adjusted operating income (loss) available to common shareholders equals net income (loss) available to AHL common shareholders adjusted to eliminate the impact of the following (collectively, the non-operating adjustments):

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, allowances, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments and the change in unit-linked reserves related to the corresponding trading securities. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the market value adjustments (MVA) associated with surrenders or terminations of contracts.

•Change in Fair Values of Derivatives and Embedded Derivatives – FIAs, Net of Offsets—Consists of impacts related to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the FIA hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new FIA hedging derivatives are purchased to align with the new term. The difference in duration between the FIA hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the FIA hedging derivatives and index credit reserves is included as a non-operating adjustment, net of offsets related to DAC, DSI, and VOBA amortization and changes to rider reserves.

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

•Integration, Restructuring, and Other Non-operating Expenses—Consists of restructuring and integration expenses related to acquisitions and block reinsurance costs as well as certain other expenses, which are not predictable or related to our underlying profitability drivers.

•Stock Compensation Expense—Consists of stock compensation expenses associated with our share incentive plans, excluding our long-term incentive plan, which are not related to our underlying profitability drivers and fluctuate from time to time due to the structure of our plans.

•Bargain Purchase Gain—Consists of adjustments to net income (loss) available to AHL common shareholders as they are not related to our underlying profitability drivers.

•Income Tax (Expense) Benefit – Non-operating—Consists of the income tax effect of non-operating adjustments and is computed by applying the appropriate jurisdiction’s tax rate to the non-operating adjustments that are subject to income tax.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Operating ROE

Adjusted operating ROE is a non-GAAP measure used to evaluate our financial performance excluding the impacts of AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted AHL common shareholders’ equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative change in fair value of funds withheld and modco reinsurance assets and preferred stock. Adjusted operating ROE is calculated as the adjusted operating income (loss) available to common shareholders, divided by average adjusted AHL common shareholders’ equity. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative change in fair value of funds withheld and modco reinsurance assets are useful in analyzing trends in our operating results. To enhance the ability to analyze these measures across periods, interim periods are annualized. Adjusted operating ROE should not be used as a substitute for ROE. However, we believe the adjustments to net income (loss) available to AHL common shareholders equity are significant to gaining an understanding of our overall financial performance.

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

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2020	2019	2020	2019
Revenues	$3,275	$4,584	$6,124	$13,002
Benefits and expenses	2,251	4,305	5,401	11,233
Income before income taxes	1,024	279	723	1,769
Income tax expense (benefit)	140	(14)	124	48
Net income	884	293	599	1,721
Less: Net income attributable to noncontrolling interests	232	—	151	—
Net income attributable to Athene Holding Ltd.	652	293	448	1,721
Less: Preferred stock dividends	30	17	67	17
Net income available to AHL common shareholders	$622	$276	$381	$1,704

ROE	16.2%	8.5%	3.5%	20.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

In this section, references to 2020 refer to the three months ended September 30, 2020 and references to 2019 refer to the three months ended September 30, 2019.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $346 million, or 125%, to $622 million in 2020 from $276 million in 2019. ROE increased to 16.2% from 8.5% in 2019. The increase in net income available to AHL common shareholders was driven by a decrease of $2.1 billion in benefits and expenses, partially offset by a $1.3 billion decrease in revenues, $232 million in noncontrolling interests, a $154 million increase in income tax expense, and a $13 million increase in preferred stock dividends.

Revenues

Revenues decreased by $1.3 billion to $3.3 billion in 2020 from $4.6 billion in 2019. The decrease was driven by a decrease in premium, partially offset by an increase in investment related gains and losses and an increase in net investment income.

Premiums decreased by $2.6 billion to $112 million in 2020 from $2.7 billion in the prior year, driven by lower PRT premiums compared to prior year.

Investment related gains and losses increased by $1.1 billion to $1.8 billion in 2020 from $665 million in the prior year, primarily due to the change in fair value of reinsurance assets, the change in fair value of FIA hedging derivatives and the change in provision for credit losses. The change in fair value of reinsurance assets increased $581 million primarily driven by the change in the value of the underlying assets related to credit spreads tightening, partially offset by less of a decrease in US Treasury rates. The change in fair value of FIA hedging derivatives increased $529 million driven by the favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 8.5% in 2020, compared to an increase of 1.2% in 2019. The favorable change in the provision for credit losses of $84 million was primarily due to favorable changes in prepayment assumptions.

Net investment income increased by $119 million to $1.2 billion in 2020 from $1.1 billion in the prior year, primarily driven by favorable alternative investment performance and investment earnings attributed to the Jackson reinsurance transaction as well as a non-recurring adjustment on derivative collateral, partially offset by an unrealized loss on our investment in Apollo of $101 million mainly due to the decrease in valuation price and $80 million of lower floating rate investment income due to the lower interest rate environment.

Benefits and Expenses

Benefits and expenses decreased by $2.1 billion to $2.3 billion in 2020 from $4.3 billion in 2019. The decrease was driven by a decrease in future policy and other policy benefits, partially offset by an increase in interest sensitive contract benefits and an increase in DAC, DSI and VOBA amortization. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $77 million, compared to an increase of $165 million in 2019. The 2020 unlocking was driven by a decrease of $110 million in FIA embedded derivative liabilities and an increase of $33 million related to DAC, DSI, VOBA and rider reserves, compared to an increase of $76 million in FIA embedded derivative liabilities and an increase of $89 million related to DAC, DSI, VOBA and rider reserves in 2019.

Future policy and other policy benefits decreased by $2.5 billion to $439 million in 2020 from $3.0 billion in 2019, primarily attributable to lower PRT obligations, partially offset by an increase in the change in rider reserves. The change in rider reserves of $80 million was primarily due to favorable net change in FIA derivatives and a $34 million unfavorable change in unlocking of assumptions. Unlocking in 2020 was favorable by $26 million related to favorable income rider experience and mortality experience, partially offset by changes in lapse assumptions and long-term net investment earned rate assumptions. The 2019 unlocking impacts were favorable by $61 million related to changes in lapse assumptions, partially offset by changes in the long-term net investment earned rate assumption.

Interest sensitive contract benefits increased by $424 million to $1.2 billion in 2020 from $801 million in 2019, driven by an increase in FIA fair value embedded derivatives of $294 million and growth in the block of business including the Jackson reinsurance transaction. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 8.5% in 2020, compared to an increase of 1.2% in 2019, partially offset by a favorable change in unlocking of assumption of $186 million and an unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a smaller decrease in discount rates compared to 2019. Unlocking in 2020 was $110 million favorable primarily due to lowering future option budgets, while 2019 unlocking was $76 million unfavorable mainly attributed to changes in lapse assumptions.

DAC, DSI and VOBA amortization increased by $4 million to $347 million in 2020 from $343 million in 2019, reflecting unfavorable net change in FIA derivatives and growth in the block of business, offset by a $90 million change in unlocking of assumptions and an unfavorable change in investment related gains. Unlocking in 2020 was $60 million unfavorable primarily related to changes in the long-term net investment earned rate assumptions and mortality experience, partially offset by lapse assumptions, while 2019 unlocking was $150 million unfavorable primarily related to changes in the long-term net investment earned rate and lapse assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Taxes

Income tax expense (benefit) increased by $154 million to $140 million in 2020 from $(14) million in 2019. The income tax expense for 2020 was primarily driven by higher income subject to tax resulting from the favorable change in fair value of reinsurance assets and net investment income.

Our effective tax rate in the third quarter of 2020 was 14% and (5)% in 2019. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest increased by $232 million to $232 million in 2020 from $0 million in 2019, driven by net income related to noncontrolling interests in ACRA following the sale of a 67% interest in ACRA to ADIP on October 1, 2019. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership from 33% to 36.55%. There was no significant noncontrolling interest prior to the ACRA sale to ADIP.

Preferred Stock Dividends

Preferred stock dividends increased by $13 million to $30 million in 2020 from $17 million in 2019, driven by dividends paid on the preferred stock we issued in June of 2020.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

In this section, references to 2020 refer to the nine months ended September 30, 2020 and references to 2019 refer to the nine months ended September 30, 2019.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders decreased by $1.3 billion, or 78%, to $381 million in 2020 from $1.7 billion in 2019. ROE decreased to 3.5% from 20.8% in 2019. The decrease in net income available to AHL common shareholders was driven by a $6.9 billion decrease in revenues, a $151 million increase in noncontrolling interests, a $76 million increase in income tax expense and a $50 million increase in preferred stock dividends, partially offset by a decrease of $5.8 billion in benefits and expenses.

Revenues

Revenues decreased by $6.9 billion to $6.1 billion in 2020 from $13.0 billion in 2019. The decrease was driven by a decrease in premiums, a decrease in investment related gains and losses, and a decrease in net investment income.

Premiums decreased by $3.9 billion to $1.6 billion in 2020 from $5.5 billion in the prior year, driven by lower PRT premiums compared to prior year, partially offset by an increase in flow reinsurance payout annuities with life contingencies.

Investment related gains and losses decreased by $3.0 billion to $773 million in 2020 from $3.8 billion in the prior year, primarily due to the change in fair value of FIA hedging derivatives, the change in fair value of reinsurance assets, the change in provision for credit losses, the change in fair value of trading securities and a decrease in equity securities reflecting the decline in financial markets. The change in fair value of FIA hedging derivatives decreased $1.7 billion driven by the less favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 4.1% in 2020, compared to an increase of 18.7% in 2019. The change in fair value of reinsurance assets decreased $801 million primarily driven by the change in the value of the underlying assets related to credit spreads widening, partially offset by the decrease in US Treasury rates. The unfavorable change in gross provision for credit losses of $205 million was primarily a result of the forecasted economic downturn from the spread of COVID-19. The unfavorable change in fair value of trading securities of $191 million was comprised primarily of a decrease in AmerUs Closed Block assets of $87 million, CLO equity securities, non-redeemable preferred stock and other trading securities mainly due to credit spreads widening, partially offset by the decrease in US Treasury rates.

Net investment income decreased by $64 million to $3.3 billion in 2020 from $3.4 billion in the prior year, primarily driven by $181 million less in floating rate investment income due to the lower short-term interest rates, higher investment management expenses and less favorable alternative investment performance, partially offset by a gain on our investment in Apollo of $83 million due to the increase in valuation price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Benefits and Expenses

Benefits and expenses decreased by $5.8 billion to $5.4 billion in 2020 from $11.2 billion in 2019. The decrease was driven by a decrease in future policy and other policy benefits, a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization, partially offset by an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $77 million, compared to an increase of $165 million in 2019. The unlocking was driven by a decrease of $110 million in FIA embedded derivative liabilities and an increase of $33 million related to DAC, DSI, VOBA and rider reserves, compared to an increase of $76 million in FIA embedded derivative liabilities and an increase of $89 million related to DAC, DSI, VOBA and rider reserves in 2019.

Future policy and other policy benefits decreased by $3.9 billion to $2.5 billion in 2020 from $6.4 billion in 2019, primarily attributable to lower PRT obligations, a decrease in the change in AmerUs Closed Block fair value liability and a decrease in the change in rider reserves. The favorable change in the AmerUs Closed Block fair value liability of $97 million was primarily driven by the lower unrealized gains on the underlying investments related to credit spreads widening, partially offset by the decrease in US Treasury rates compared to prior year. The favorable change in rider reserve of $38 million was primarily due to the unfavorable change in fair value of reinsurance assets derivatives, partially offset by growth in the block of business and a $34 million unfavorable change in unlocking of assumptions. Unlocking in 2020 was favorable $26 million related to favorable income rider experience and mortality experience, partially offset by changes in lapse assumptions and long-term net investment earned rate assumptions. The 2019 unlocking impacts were favorable by $61 million related to changes in lapse assumptions, partially offset by changes in the long-term net investment earned rate assumption.

Interest sensitive contract benefits decreased by $1.4 billion to $2.0 billion in 2020 from $3.4 billion in 2019, driven by a decrease in FIA fair value embedded derivatives of $1.6 billion, partially offset by growth in the block of business including the Jackson reinsurance transaction. The change in the FIA fair value embedded derivatives was primarily due the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 4.1% in 2020, compared to an increase of 18.7% in 2019, as well as a favorable change in discount rates used in our embedded derivative calculations as the current year experienced less of a decrease in rates compared to 2019. Additionally, FIA fair value embedded derivatives unlocking in 2020 was $110 million favorable primarily due to lowering future option budgets, while 2019 was $76 million unfavorable mainly attributed to changes in lapse assumptions.

DAC, DSI and VOBA amortization decreased by $569 million to $284 million in 2020 from $853 million in 2019, primarily due to the unfavorable change in investment related gains and losses as a result of an unfavorable change in fair value of reinsurance assets, partially offset by a $90 million change in unlocking of assumptions and growth in the block of business. Unlocking in 2020 was $60 million unfavorable primarily related to changes in the long-term net investment earned rate assumptions and mortality experience, partially offset by lapse assumptions, while 2019 unlocking was $150 million unfavorable related to changes in the long-term net investment earned rate and lapse assumptions.

Policy and other operating expenses increased by $93 million in 2020 to $637 million from $544 million in 2019, primarily due to the significant growth in the business and higher interest expense related to recent debt issuances and repurchase agreements.

Taxes

Income tax expense (benefit) increased by $76 million to $124 million in 2020 from $48 million in 2019. The income tax expense for 2020 was primarily driven by higher income subject to income tax including the unrealized gains on our investment in Apollo.

Our effective tax rate in 2020 was 17% and 3% in 2019. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest increased by $151 million to $151 million in 2020 from $0 million in 2019, driven by net income related to noncontrolling interests in ACRA following the sale of a 67% interest in ACRA to ADIP on October 1, 2019. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership in ACRA from 33% to 36.55%. There was no significant noncontrolling interest prior to the ACRA sale to ADIP.

Preferred Stock Dividends

Preferred stock dividends increased by $50 million to $67 million in 2020 from $17 million in 2019, driven by dividends we paid on preferred stock we issued in June of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income (loss) available to common shareholders by segment:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2020	2019	2020	2019
Net income available to AHL common shareholders	$622	$276	$381	$1,704

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	(11)	46	(10)	99
Unrealized, allowances and other investment gains (losses)	49	(31)	(268)	8
Change in fair value of reinsurance assets	434	314	270	1,500
Offsets to investment losses	(126)	(163)	(10)	(566)
Investment gains (losses), net of offsets	346	166	(18)	1,041
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	72	(117)	(268)	(201)
Integration, restructuring and other non-operating expenses	—	(34)	(13)	(46)
Stock compensation expense	(1)	(3)	(11)	(9)
Income tax (expense) benefit – non-operating	(97)	21	7	19
Less: Total non-operating adjustments	320	33	(303)	804
Adjusted operating income available to common shareholders	$302	$243	$684	$900

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$361	$256	$773	$918
Corporate and Other	(59)	(13)	(89)	(18)
Adjusted operating income available to common shareholders	$302	$243	$684	$900

Adjusted operating ROE	11.7%	10.6%	9.1%	13.3%
Retirement Services adjusted operating ROE	20.2%	13.5%	14.0%	16.0%

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $59 million, or 24%, to $302 million in 2020 from $243 million in 2019. Adjusted operating ROE was 11.7%, up from 10.6% in 2019. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax was $383 million in 2020. The increase in adjusted operating income available to common shareholders was primarily driven by    an increase in our Retirement Services segment of $105 million, partially offset by a decrease in our Corporate and Other segment of $46 million.

Our consolidated net investment earned rate was 4.41% in 2020, an increase from 4.35% in 2019, primarily due to the favorable performance in our alternative investment portfolio, partially offset by less favorable performance in our fixed and other investment portfolio. Alternative net investment earned rate was 19.44% in 2020, an increase from 9.26% in 2019, primarily driven by the favorable performance of alternatives mainly due to favorable AmeriHome performance, favorable credit income, higher income from private equities and an increase in Catalina. Fixed and other net investment earned rate was 3.70% in 2020, a decrease from 4.11% in 2019, driven by lower floating rate investment income, lower returns on the assets from the Jackson reinsurance transaction and higher levels of cash than in the prior year, partially offset by a non-recurring adjustment on derivative collateral.

Non-operating Adjustments

Non-operating adjustments increased by $287 million to $320 million in 2020 from $33 million in 2019. The increase in non-operating adjustments was primarily driven by the favorable change in net FIA derivatives, the favorable change in fair value of reinsurance assets and a favorable change in provision for credit losses of $79 million (net of noncontrolling interests). Net FIA derivatives were favorable by $189 million primarily due to the favorable change in unlocking of $97 million, the favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, and a favorable change in discount rates used in our embedded derivative calculations. FIA embedded derivative unlocking, net of DAC, DSI, VOBA, rider reserve and noncontrolling interest offsets, was favorable by $32 million primarily driven by lowering future option budgets, compared to an unfavorable unlocking of $65 million in 2019, which was mainly attributed to changes in lapse assumptions. The change in fair value of reinsurance assets were favorable by $120 million primarily due to credit spreads tightening, partially offset by less of a decrease in US Treasury rates than the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $216 million, or 24%, to $684 million in 2020 from $900 million in 2019. Adjusted operating ROE was 9.1%, down from 13.3% in 2019. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax was $632 million in 2020. The decrease in adjusted operating income available to common shareholders was primarily driven by a decrease in our Retirement Services segment of $145 million, as well as a decrease in our Corporate and Other segment of $71 million.

Our consolidated net investment earned rate was 3.87% in 2020, a decrease from 4.43% in 2019, primarily due to lower returns in our fixed and other investment portfolio and the unfavorable performance in our alternative portfolio. Fixed and other net investment earned rate was 3.87% in 2020, a decrease from 4.21% in 2019, driven by lower floating rate investment income, higher levels of cash than in the prior year and lower returns on the assets from the Jackson reinsurance transaction. Alternative net investment earned rate was 3.74% in 2020, a decrease from 9.30% in 2019, driven by unfavorable performance in the first quarter of 2020 reflecting the economic downturn from the spread of COVID-19, a decrease in market value of the equity position in OneMain and lower MidCap returns, partially offset by favorable AmeriHome performance.

Non-operating Adjustments

Non-operating adjustments decreased by $1.1 billion to $(303) million in 2020 from $804 million in 2019. The decrease in non-operating adjustments was primarily driven by the unfavorable change in fair value of reinsurance assets, change in provision for credit losses, lower realized gains (losses) on the sale of AFS securities and the unfavorable change in net FIA derivatives. The change in fair value of reinsurance assets were unfavorable $1.2 billion due to credit spreads widening, partially offset by a decrease in US Treasury rates. The unfavorable change in net provision for credit loss in 2020 of $202 million, net of noncontrolling interest, was primarily a result of the forecasted economic downturn from the spread of COVID-19. Realized gains (losses) on sale of AFS securities decreased $109 million due to realized gains recognized in 2019 reflecting favorable economic conditions. Net FIA derivatives were unfavorable by $67 million primarily due to the unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, partially offset by the favorable change in discount rates used in our embedded derivative calculations as well as the favorable change in unlocking of $97 million. The FIA embedded derivative unlocking, net of DAC, DSI, VOBA, rider reserve and noncontrolling interest offsets, was favorable by $32 million primarily driven by lowering future option budgets, compared to an unfavorable unlocking of $65 million in 2019, which was mainly attributed to changes in lapse assumptions.

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

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $105 million, or 41%, to $361 million in 2020, from $256 million in 2019. Adjusted operating ROE was 20.2%, up from 13.5% in the prior period. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds and higher operating tax expense primarily driven by higher taxable earnings in 2020. Net investment earnings increased $180 million primarily driven by $19.5 billion of growth in our average net invested assets from prior year attributed to a strong growth in deposits and the Jackson reinsurance transaction, as well as favorable alternative investment performance and a non-recurring adjustment on derivative collateral, partially offset by lower floating rate income and higher levels of cash than in the prior year related to strong deposits in the quarter and raising liquidity in response to the economic downturn. Cost of funds were $26 million higher primarily related to growth in the block of business, including the Jackson reinsurance transaction, partially offset by a decrease in rider reserves and DAC amortization. Rider reserves and DAC amortization decreased primarily due to a favorable change in unlocking of $54 million, partially offset by higher gross profits. Unlocking, net of noncontrolling interest, was favorable by $6 million primarily driven by favorable income rider experience and mortality updates, largely offset by long-term net investment earned rate and lapse assumptions, compared to an unfavorable unlocking of $48 million in 2019, which was mainly attributable to changes in the long-term net investment earned rate and lapse assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Three months ended September 30,
	2020	2019
Net investment earned rate	4.22%	4.31%
Cost of funds	2.81%	3.18%
Net investment spread	1.41%	1.13%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 28 basis points to 1.41% in 2020 from 1.13% in 2019. Net investment earned rate decreased due to a decline in the fixed and other net investment earned rate, partially offset by a higher alternative net investment earned rate. The fixed and other net investment earned rate decreased in 2020 to 3.70% from 4.11% in 2019, primarily attributed to lower floating rate investment income, lower returns on the assets from the Jackson reinsurance transaction and higher levels of cash compared to the prior year, partially offset by a non-recurring adjustment on derivative collateral. The alternative net investments earned rate increased in 2020 to 17.24% from 8.90% in 2019, driven by higher AmeriHome returns mainly due to an increase in valuation reflecting higher origination volumes and increased gains on sale margins, as well as favorable performance on alternatives reported on a lag reflecting the favorable economic conditions in the second quarter.

Cost of funds decreased by 37 basis points to 2.81% in 2020, from 3.18% in 2019, primarily driven by lower other liability costs and lower cost of crediting. Other liability costs decreased 28 basis points primarily driven by a favorable change in unlocking of $54 million, favorable other liability costs from the Jackson reinsurance transaction, partially offset by higher gross profits impacting rider reserves and DAC amortization. Cost of crediting decreased 9 basis points primarily driven by a decrease in floating rate funding agreements, as well as lower rates on those recently issued, and lower rates on recent PRT transactions.

Investment Margin on Deferred Annuities

	Three months ended September 30,
	2020	2019
Net investment earned rate	4.22%	4.31%
Cost of crediting on deferred annuities	1.98%	1.98%
Investment margin on deferred annuities	2.24%	2.33%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 9 basis points to 2.24% in 2020, from 2.33% in 2019, driven by a decrease in the net investment earned rate, while the cost of crediting on deferred annuities was consistent with the prior year as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders decreased by $145 million, or 16%, to $773 million in 2020, from $918 million in 2019. Adjusted operating ROE was 14.0%, down from 16.0% in the prior period. The decrease in adjusted operating income available to common shareholders was primarily driven by lower net investment earnings and higher cost of funds. Net investment earnings decreased $53 million primarily driven by lower floating rate investment income, unfavorable alternative investment performance and higher levels of cash than in the prior year, partially offset by $12.2 billion of growth in our average net invested assets from prior year attributed to a strong growth in deposits and the Jackson reinsurance transaction. Cost of funds was higher $46 million primarily due to higher cost of crediting, partially offset by lower other liability costs. Cost of crediting increased $82 million primarily due to growth in the block of business, growth in the institutional channel at higher rates, partially offset by a decrease in floating rate funding agreements, lower rates on recently issued funding agreements and PRT transactions and lower deferred annuity rates related to favorable rate actions and lower option costs. Other liability costs decreased primarily due to favorable rider reserves and DAC amortization related to a favorable change in unlocking of $54 million and lower gross profits, partially offset by unfavorable impacts from equity market performance and growth in the block of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Nine months ended September 30,
	2020	2019
Net investment earned rate	3.90%	4.38%
Cost of funds	2.76%	3.00%
Net investment spread	1.14%	1.38%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, decreased 24 basis points to 1.14% in 2020 from 1.38% in 2019. Net investment earned rate decreased due to a decline in the fixed and other net investment earned rate and the alternative net investment earned rate. The fixed and other net investment earned rate decreased to 3.87% in 2020 from 4.21% in 2019, primarily attributed to lower floating rate investment income, higher levels of cash than in the prior year and lower returns on the assets from the Jackson reinsurance transaction. The alternative net investments earned rate decreased in 2020 to 4.57% from 8.63% in 2019, primarily driven by unfavorable performance as a result of the economic downturn from the spread of COVID-19 in the first quarter of 2020 and a lower MidCap return mainly due to a decrease in valuation reflecting an increase in loan loss assumptions and lower origination volumes reflecting the current interest rate environment, partially offset by higher AmeriHome returns mainly due to an increase in valuation reflecting higher origination volumes and increased gains on sale margins.

Cost of funds decreased by 24 basis points to 2.76% in 2020, from 3.00% in 2019, primarily driven by lower cost of crediting and other liability costs. Cost of crediting decreased 10 basis points primarily driven by a decrease in floating rate funding agreements, lower rates on recently issued funding agreements and PRT transactions and lower deferred annuity rates related to favorable rate actions and lower option costs. Other liability costs decreased 14 basis points primarily driven by favorable rider reserves and DAC amortization related to a favorable change in unlocking, lower Jackson other liability costs and lower gross profits, partially offset by unfavorable impacts from equity market performance.

Investment Margin on Deferred Annuities

	Nine months ended September 30,
	2020	2019
Net investment earned rate	3.90%	4.38%
Cost of crediting on deferred annuities	1.94%	1.98%
Investment margin on deferred annuities	1.96%	2.40%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 44 basis points to 1.96% in 2020, from 2.40% in 2019, driven by a decrease in the net investment earned rate, partially offset by a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Adjusted Operating Loss Available to Common Shareholders

Adjusted operating loss available to common shareholders increased by $46 million to $59 million from $13 million for the three months ended September 30, 2020 and 2019, respectively. The increase in adjusted operating loss available to common shareholders was primarily driven by an $81 million loss on our investment in Apollo, net of tax, partially offset by favorable alternative investment performance from our investment in Athora, an increase in the market value of our equity position in OneMain and the favorable performance on alternatives reported on a lag reflecting the favorable economic conditions in the second quarter of 2020.

Adjusted operating loss available to common shareholders increased by $71 million to $89 million from $18 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in adjusted operating loss available to common shareholders was primarily driven by unfavorable alternative investment performance as a result of the economic downturn from the spread of COVID-19 in the first quarter of 2020 and a decline in the market value of our equity position in OneMain, as well as higher preferred stock dividends, partially offset by a $52 million gain on our investment in Apollo, net of tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio
We had consolidated investments, including related parties, of $170.2 billion and $130.6 billion as of September 30, 2020 and December 31, 2019, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income included management fees under our investment management arrangements with Apollo, inclusive of base and sub-allocation fees, of $111 million and $127 million, respectively, during the three months ended September 30, 2020 and 2019, and $362 million and $313 million, respectively, during the nine months ended September 30, 2020 and 2019. The total amounts we have incurred, directly and indirectly, from Apollo and its affiliates were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Investment management agreements[1,2]	$163	$133	$454	$377
Fund investments[3]	31	18	42	59
Other[4]	15	7	37	19
Gross fees	209	158	533	455
ACRA noncontrolling interest[5]	18	—	32	—
Net fees	$191	$158	$501	$455

[1] Excludes $1 million and $0 million of sub-advisory fees paid to ISG for the benefit of third-party sub-advisors for the three months ended September 30, 2020 and 2019, respectively, and excludes $2 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively.

[2] Includes $56 million and $7 million of fees charged by Apollo to third-party cedants for the three months ended September 30, 2020 and 2019, respectively, and $104 million and $67 million for the nine months ended September 30, 2020 and 2019, respectively, with respect to assets supporting obligations reinsured to us. Third-party cedants bear legal responsibility for payment of the investment management fees charged; however, we are the beneficiaries of the services performed and the fees ultimately reduce the settlement payments received from such third-party cedants.

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
Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $142.8 billion and $117.5 billion as of September 30, 2020 and December 31, 2019, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$73,988	43.5%	$71,374	54.7%
Trading securities, at fair value	2,069	1.2%	2,070	1.6%
Equity securities	697	0.4%	247	0.2%
Mortgage loans, net of allowances	14,591	8.6%	14,306	11.0%
Investment funds	723	0.4%	750	0.6%
Policy loans	387	0.2%	417	0.3%
Funds withheld at interest	48,593	28.5%	15,181	11.6%
Derivative assets	2,771	1.6%	2,888	2.2%
Short-term investments	165	0.1%	596	0.5%
Other investments	949	0.6%	158	0.1%
Total investments	144,933	85.1%	107,987	82.8%
Investments in related parties
AFS securities, at fair value	4,857	2.9%	3,804	2.9%
Trading securities, at fair value	1,397	0.8%	785	0.6%
Equity securities, at fair value	50	—%	64	—%
Mortgage loans, net of allowances	640	0.4%	653	0.5%
Investment funds	4,808	2.8%	3,550	2.7%
Funds withheld at interest	13,053	7.7%	13,220	10.1%
Other investments, net of allowances	467	0.3%	487	0.4%
Total related party investments	25,272	14.9%	22,563	17.2%
Total investments including related party	$170,205	100.0%	$130,550	100.0%

The increase in our total investments, including related party, as of September 30, 2020 of $39.7 billion compared to December 31, 2019 was primarily driven by an increase in funds withheld at interest assets as a result of the Jackson reinsurance transaction that occurred in June, growth from gross organic deposits of $18.3 billion in excess of liability outflows of $8.7 billion, an increase in unrealized gains on AFS securities of $1.3 billion attributed to a decrease in US Treasury rates, partially offset by a widening of credit spreads, an increase in investment funds driven by our investment in Apollo of $1.2 billion and an additional investment in Athora and our equity investment in Jackson. These were partially offset by the establishment of the allowance for credit losses.

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

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities, net of related DAC, DSI and VOBA amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income.

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$71	$—	$2	$—	$73	0.1%
US state, municipal and political subdivisions	765	—	163	(1)	927	1.2%
Foreign governments	311	—	29	—	340	0.4%
Corporate	46,424	(30)	5,094	(359)	51,129	64.9%
CLO	8,621	(1)	68	(318)	8,370	10.6%
ABS	4,255	(3)	136	(188)	4,200	5.3%
CMBS	2,279	(19)	68	(89)	2,239	2.8%
RMBS	6,434	(87)	397	(34)	6,710	8.5%
Total AFS securities	69,160	(140)	5,957	(989)	73,988	93.8%
AFS securities – related party
Corporate	780	—	4	—	784	1.0%
CLO	1,365	(2)	11	(30)	1,344	1.7%
ABS	2,716	—	62	(49)	2,729	3.5%
Total AFS securities – related party	4,861	(2)	77	(79)	4,857	6.2%
Total AFS securities including related party	$74,021	$(142)	$6,034	$(1,068)	$78,845	100.0%

	December 31, 2019
(In millions, except percentages)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$35	$1	$—	$36	—%
US state, municipal and political subdivisions	1,322	220	(1)	1,541	2.1%
Foreign governments	298	29	—	327	0.4%
Corporate	44,106	3,332	(210)	47,228	62.8%
CLO	7,524	21	(196)	7,349	9.8%
ABS	5,018	124	(24)	5,118	6.8%
CMBS	2,304	104	(8)	2,400	3.2%
RMBS	6,872	513	(10)	7,375	9.8%
Total AFS securities	67,479	4,344	(449)	71,374	94.9%
AFS securities – related party
Corporate	18	1	—	19	—%
CLO	951	3	(18)	936	1.3%
ABS	2,814	37	(2)	2,849	3.8%
Total AFS securities – related party	3,783	41	(20)	3,804	5.1%
Total AFS securities including related party	$71,262	$4,385	$(469)	$75,178	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$17,984	22.8%	$14,956	19.9%
Financial	15,769	20.0%	15,286	20.3%
Utilities	12,161	15.4%	11,217	14.9%
Communication	2,893	3.7%	2,739	3.7%
Transportation	3,106	3.9%	3,049	4.1%
Total corporate	51,913	65.8%	47,247	62.9%
Other government-related securities
US state, municipal and political subdivisions	927	1.2%	1,541	2.1%
Foreign governments	340	0.4%	327	0.4%
US government and agencies	73	0.1%	36	—%
Total non-structured securities	53,253	67.5%	49,151	65.4%
Structured securities
CLO	9,714	12.3%	8,285	11.0%
ABS	6,929	8.8%	7,967	10.6%
CMBS	2,239	2.9%	2,400	3.2%
RMBS
Agency	23	—%	3	—%
Non-agency	6,687	8.5%	7,372	9.8%
Total structured securities	25,592	32.5%	26,027	34.6%
Total AFS securities including related party	$78,845	100.0%	$75,178	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $78.8 billion and $75.2 billion as of September 30, 2020 and December 31, 2019, respectively. The increase was mainly driven by strong growth from organic deposits in excess of liability outflows, with the resulting funds used to purchase a variety of investments as well as an increase in unrealized gains on AFS securities of $1.3 billion attributed to a decrease in US Treasury rates, partially offset by a widening of credit spreads. These were partially offset by a restructuring of an existing agreement with a reinsurance partner and the establishment of the allowance for credit losses.

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

The SVO has developed a designation process and provides instruction on modeled LBaSS. For modeled LBaSS, the process is specific to the non-agency RMBS and CMBS asset classes. In order to establish ratings at the individual security level, the SVO obtains loan-level analysis of each RMBS and CMBS using a selected vendor’s proprietary financial model. The SVO ensures that the vendor has extensive internal quality-control processes in place and the SVO conducts its own quality-control checks of the selected vendor’s valuation process. The SVO has retained the services of Blackrock, Inc. (Blackrock) to model non-agency RMBS and CMBS owned by US insurers for all years presented herein. Blackrock provides five prices (breakpoints), based on each US insurer’s statutory book value price, to utilize in determining the NAIC designation for each modeled LBaSS.

The NAIC designation determines the associated level of risk-based capital (RBC) that an insurer is required to hold for all securities owned by the insurer. In general, under the modeled LBaSS process, the larger the discount to par value at the time of determination, the higher the NAIC designation the LBaSS will have.

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2020			December 31, 2019
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$36,459	$39,246	49.8%	$36,392	$38,667	51.4%
2	32,342	34,614	43.9%	30,752	32,336	43.0%
Total investment grade	68,801	73,860	93.7%	67,144	71,003	94.4%
3	4,192	4,021	5.1%	3,237	3,300	4.4%
4	894	845	1.1%	740	740	1.0%
5	101	86	0.1%	102	94	0.1%
6	33	33	0.0%	39	41	0.1%
Total below investment grade	5,220	4,985	6.3%	4,118	4,175	5.6%
Total AFS securities including related party	$74,021	$78,845	100.0%	$71,262	$75,178	100.0%

A significant majority of our AFS portfolio, 93.7% and 94.4% as of September 30, 2020 and December 31, 2019, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$30,541	38.7%	$28,299	37.7%
BBB	29,268	37.1%	29,032	38.6%
Non-rated[1]	10,798	13.7%	10,014	13.3%
Total investment grade	70,607	89.5%	67,345	89.6%
BB	3,920	5.0%	3,403	4.5%
B	1,009	1.3%	813	1.1%
CCC	1,698	2.2%	1,981	2.6%
CC and lower	988	1.2%	1,076	1.4%
Non-rated[1]	623	0.8%	560	0.8%
Total below investment grade	8,238	10.5%	7,833	10.4%
Total AFS securities including related party	$78,845	100.0%	$75,178	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 10.5% and 10.4% as of September 30, 2020 and December 31, 2019, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of September 30, 2020 and December 31, 2019, non-rated securities were comprised 66% and 61%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 21% and 24%, respectively, were comprised of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2020 and December 31, 2019, 95% and 95%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $6.9 billion and $8.0 billion as of September 30, 2020 and December 31, 2019, respectively. The decrease in our ABS portfolio is mainly driven by sales in excess of purchases as well as net unrealized losses due to credit spreads widening, partially offset by the lower interest rate environment. As of September 30, 2020 and December 31, 2019, our ABS portfolio included $6.3 billion (91% of the total) and $7.4 billion (92% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $6.2 billion (90% of the total) and $7.4 billion (92% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $9.7 billion and $8.3 billion as of September 30, 2020 and December 31, 2019, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$5,869	60.4%	$4,626	55.9%
2	3,512	36.2%	3,499	42.2%
Total investment grade	9,381	96.6%	8,125	98.1%
3	322	3.3%	133	1.6%
4	8	0.1%	20	0.2%
5	3	—%	7	0.1%
6	—	—%	—	—%
Total below investment grade	333	3.4%	160	1.9%
Total AFS CLO including related party	$9,714	100.0%	$8,285	100.0%

NRSRO rating agency designation
AAA/AA/A	$5,869	60.4%	$4,626	55.9%
BBB	3,512	36.2%	3,499	42.2%
Non-rated	—	—%	—	—%
Total investment grade	9,381	96.6%	8,125	98.1%
BB	322	3.3%	133	1.6%
B	8	0.1%	20	0.2%
CCC	3	—%	7	0.1%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	333	3.4%	160	1.9%
Total AFS CLO including related party	$9,714	100.0%	$8,285	100.0%

As of September 30, 2020 and December 31, 2019, a substantial majority of our AFS CLO portfolio, 96.6% and 98.1%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology and based on NRSRO ratings. The increase in our CLO portfolio is mainly driven by additional asset purchases, partially offset by net unrealized losses due to credit spreads widening.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.2 billion and $2.4 billion as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, our CMBS portfolio included $2.0 billion (91% of the total) and $2.1 billion (89% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.7 billion (75% of the total) and $1.7 billion (72% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.7 billion and $7.4 billion as of September 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$6,189	92.2%	$6,701	90.9%
2	210	3.2%	330	4.5%
Total investment grade	6,399	95.4%	7,031	95.4%
3	257	3.8%	289	3.9%
4	50	0.7%	52	0.7%
5	4	0.1%	3	—%
6	—	—%	—	—%
Total below investment grade	311	4.6%	344	4.6%
Total AFS RMBS	$6,710	100.0%	$7,375	100.0%

NRSRO rating agency designation
AAA/AA/A	$665	9.9%	$715	9.7%
BBB	531	7.9%	606	8.2%
Non-rated[1]	2,312	34.5%	2,428	32.9%
Total investment grade	3,508	52.3%	3,749	50.8%
BB	229	3.4%	281	3.8%
B	260	3.9%	232	3.2%
CCC	1,617	24.1%	1,890	25.6%
CC and lower	987	14.7%	1,074	14.6%
Non-rated[1]	109	1.6%	149	2.0%
Total below investment grade	3,202	47.7%	3,626	49.2%
Total AFS RMBS	$6,710	100.0%	$7,375	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 95.4% and 95.4% as of September 30, 2020 and December 31, 2019, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of September 30, 2020 and December 31, 2019, NRSRO characterized 52.3% and 50.8%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. As of September 30, 2020, our AFS securities, including related party, had a fair value of $78.8 billion, which was 6.5% above amortized cost of $74.0 billion. As of December 31, 2019, our AFS securities, including related party, had a fair value of $75.2 billion, which was 5.5% above amortized cost of $71.3 billion. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	September 30, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$7,727	$(239)	$7,488	96.9%	$39,246	(0.6)%
2	7,627	(381)	7,246	95.0%	34,614	(1.1)%
Total investment grade	15,354	(620)	14,734	96.0%	73,860	(0.8)%
3	2,127	(242)	1,885	88.6%	4,021	(6.0)%
4	502	(70)	432	86.1%	845	(8.3)%
5	61	(11)	50	82.0%	86	(12.8)%
6	1	—	1	100.0%	33	—%
Total below investment grade	2,691	(323)	2,368	88.0%	4,985	(6.5)%
Total	$18,045	$(943)	$17,102	94.8%	$78,845	(1.2)%

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, by NAIC designations:

	December 31, 2019
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,672	$(160)	$5,512	97.2%	$38,667	(0.4)%
2	5,252	(223)	5,029	95.8%	32,336	(0.7)%
Total investment grade	10,924	(383)	10,541	96.5%	71,003	(0.5)%
3	945	(41)	904	95.7%	3,300	(1.2)%
4	338	(34)	304	89.9%	740	(4.6)%
5	79	(11)	68	86.1%	94	(11.7)%
6	1	—	1	100.0%	41	—%
Total below investment grade	1,363	(86)	1,277	93.7%	4,175	(2.1)%
Total	$12,287	$(469)	$11,818	96.2%	$75,178	(0.6)%

The gross unrealized losses on AFS securities, including related parties, were $943 million and $469 million as of September 30, 2020 and December 31, 2019, respectively. The increase in unrealized losses was driven by credit spreads widening, partially offset by the decrease in US Treasury rates during the nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, we held $6.3 billion and $5.6 billion, respectively, in energy sector fixed maturity securities, or 8% and 7%, respectively, of the total fixed maturity securities, including related parties. The gross unrealized capital losses on these securities were $143 million and $65 million, or 15% and 14% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

As of September 30, 2020, we held an allowance for credit loss on AFS securities of $142 million. During the nine months ended September 30, 2020, we recorded a change in provision for credit losses on AFS securities of $125 million, of which $64 million had an income statement impact. These changes were primarily driven by an increase in RMBS and corporate allowances. The intent-to-sell impairments for the nine months ended September 30, 2020 were $16 million primarily related to corporates. During the nine months ended September 30, 2019, we recorded $32 million of OTTI impairments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of September 30, 2020 and December 31, 2019, 34% and 32% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	September 30, 2020			December 31, 2019
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$1,963	$2,047	7.7%	$1,109	$1,137	4.7%
Italy	6	7	—%	6	7	—%
Spain	64	70	0.3%	66	71	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	2,033	2,124	8.0%	1,181	1,215	4.9%
Other Europe	7,223	7,783	29.3%	7,333	7,711	32.1%
Total Europe	9,256	9,907	37.3%	8,514	8,926	37.0%
Non-US North America	11,986	11,888	44.7%	11,650	11,670	48.5%
Australia & New Zealand	1,870	2,051	7.7%	1,853	1,966	8.2%
Central & South America	514	542	2.0%	473	501	2.1%
Africa & Middle East	1,577	1,644	6.2%	350	379	1.6%
Asia/Pacific	531	561	2.1%	580	616	2.6%
Total	$25,734	$26,593	100.0%	$23,420	$24,058	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 94.5% and 95.8% of these securities are investment grade by NAIC designation as of both September 30, 2020 and December 31, 2019. As of September 30, 2020, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $2.1 billion and $1.2 billion of exposure in these countries as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, we held United Kingdom and Channel Islands AFS securities of $3.2 billion, or 4.0% of our AFS securities, including related parties. As of September 30, 2020, these securities were in a net unrealized gain position of $177 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $3.5 billion and $2.9 billion as of September 30, 2020 and December 31, 2019. The increase in trading securities was primarily driven by the dissolution of CoInvest VII during the quarter, which resulted in MidCap being held directly as a trading security. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, MidCap profit participating notes, structured securities with embedded derivatives, and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$3,526	23.2%	$2,899	19.3%
Retail	2,029	13.3%	2,182	14.6%
Apartment	2,335	15.3%	2,142	14.3%
Hotels	1,182	7.8%	1,104	7.4%
Industrial	1,407	9.2%	1,448	9.7%
Other commercial[1]	679	4.5%	730	4.9%
Total net commercial mortgage loans	11,158	73.3%	10,505	70.2%
Residential loans	4,073	26.7%	4,454	29.8%
Total mortgage loans, net of allowances	$15,231	100.0%	$14,959	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $15.2 billion and $15.0 billion as of September 30, 2020 and December 31, 2019, respectively. This included $2.0 billion and $1.9 billion of mezzanine mortgage loans as of September 30, 2020 and December 31, 2019, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2020 and December 31, 2019, we had $81 million and $67 million, respectively, of mortgage loans that were 90 days past due, of which $34 million and $33 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of September 30, 2020, we had a valuation allowance of $328 million comprising of $232 million of CML and $96 million of RML allowances. During the nine months ended September 30, 2020, we recorded a change in provision for credit losses on CMLs of $55 million and RMLs of $50 million. The increase in provision for credit losses was primarily a result of the adoption of CECL and the economic downturn experienced from the spread of COVID-19. As of December 31, 2019, we had a valuation allowance of $11 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$290	5.3%	$277	6.4%
Credit funds	110	2.0%	153	3.6%
Private equity	257	4.6%	236	5.5%
Real assets	66	1.2%	83	2.0%
Natural resources	—	—%	1	—%
Total investment funds	723	13.1%	750	17.5%
Investment funds – related parties
Differentiated investments
MidCap	—	—%	547	12.7%
AmeriHome	666	12.1%	487	11.3%
Catalina	317	5.7%	271	6.3%
Athora	572	10.3%	132	3.1%
Venerable	108	2.0%	99	2.3%
Other	272	4.9%	222	5.2%
Total differentiated investments	1,935	35.0%	1,758	40.9%
Real estate	686	12.4%	853	19.8%
Credit funds	373	6.8%	370	8.6%
Private equity	257	4.6%	105	2.4%
Real assets	196	3.5%	182	4.2%
Natural resources	101	1.8%	163	3.8%
Public equities	62	1.1%	119	2.8%
Investment in Apollo	1,198	21.7%	—	—%
Total investment funds – related parties	4,808	86.9%	3,550	82.5%
Total investment funds including related parties	$5,531	100.0%	$4,300	100.0%

Overall, the total investment funds, including related party, were $5.5 billion and $4.3 billion, respectively, as of September 30, 2020 and December 31, 2019. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by our investment in Apollo of $1.2 billion as of September 30, 2020 as well as an increase in our investment in Athora, partially offset by the dissolution of CoInvest VII, which resulted in MidCap profit participating notes being held directly as a trading security.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of September 30, 2020, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$15	—%	$15	0.1%
US state, municipal and political subdivisions	524	0.8%	482	1.7%
Foreign governments	291	0.5%	143	0.5%
Corporate	37,939	61.5%	14,590	51.4%
CLO	4,610	7.5%	2,586	9.1%
ABS	3,851	6.2%	2,510	8.8%
CMBS	2,398	3.9%	756	2.7%
RMBS	2,289	3.7%	1,482	5.2%
Equity securities	96	0.2%	74	0.3%
Mortgage loans	7,003	11.4%	4,357	15.3%
Investment funds	974	1.6%	807	2.8%
Derivative assets	183	0.3%	224	0.8%
Short-term investments	1,024	1.7%	157	0.6%
Other investments	15	—%	—	—%
Cash and cash equivalents	809	1.3%	239	0.8%
Other assets and liabilities	(375)	(0.6)%	(21)	(0.1)%
Total funds withheld at interest including related party	$61,646	100.0%	$28,401	100.0%

As of September 30, 2020 and December 31, 2019, we held $61.6 billion and $28.4 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 94.6% and 94.4% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2020 and December 31, 2019, respectively. The increase in funds withheld at interest, including related party, was primarily driven by a $28.8 billion increase in assets as a result of the Jackson reinsurance transaction, the restructuring of a coinsurance agreement to a funds withheld agreement with an existing reinsurance partner and net unrealized gains attributed to a decrease in US Treasury rates, partially offset by a widening of credit spreads.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$68,479	47.9%	$55,077	46.9%
CLO	12,958	9.1%	10,223	8.7%
Credit	81,437	57.0%	65,300	55.6%
RMBS	8,278	5.8%	8,394	7.1%
CML	16,210	11.3%	14,038	12.0%
RML	4,243	3.0%	4,490	3.8%
CMBS	3,379	2.4%	2,930	2.5%
Real estate	32,110	22.5%	29,852	25.4%
ABS	10,423	7.3%	10,317	8.8%
Alternative investments	6,448	4.5%	5,586	4.8%
State, municipal, political subdivisions and foreign government	2,057	1.4%	2,260	1.9%
Equity securities	406	0.3%	365	0.3%
Short-term investments	685	0.5%	624	0.5%
US government and agencies	85	0.1%	49	—%
Other investments	20,104	14.1%	19,201	16.3%
Cash and equivalents	6,682	4.7%	1,958	1.7%
Policy loans and other	1,304	0.9%	1,175	1.0%
Net invested assets excluding investment in Apollo	141,637	99.2%	117,486	100.0%
Investment in Apollo	1,198	0.8%	—	—%
Net invested assets	$142,835	100.0%	$117,486	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $142.8 billion and $117.5 billion as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, our net invested assets were mainly comprised of 47.9% of corporate securities, 24.6% of structured securities, 14.3% of mortgage loans and 4.5% of alternative investments. Corporate securities included $18.1 billion of private placements, which represented 12.6% of our net invested assets. The increase in net invested assets as of September 30, 2020 from December 31, 2019 was primarily driven by a $10.1 billion increase in assets, net of the ACRA noncontrolling interest, as a result of the Jackson reinsurance transaction, our investment in Apollo of $1.2 billion, growth in deposits over liability outflows and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	September 30, 2020		December 31, 2019
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$818	12.7%	$595	10.7%
MidCap	609	9.4%	547	9.8%
Catalina	317	4.9%	271	4.9%
Venerable	108	1.7%	99	1.8%
Other	318	4.9%	208	3.7%
Total differentiated investments	2,170	33.6%	1,720	30.9%
Real estate	1,268	19.7%	1,430	25.6%
Credit	917	14.2%	968	17.3%
Private equity	570	8.8%	378	6.8%
Real assets	378	5.9%	349	6.2%
Natural resources	48	0.7%	51	0.9%
Other	—	—%	58	1.0%
Total Retirement Services alternative investments	5,351	82.9%	4,954	88.7%
Corporate and Other
Athora	553	8.6%	140	2.5%
Credit	94	1.5%	128	2.3%
Natural resources	230	3.6%	245	4.4%
Equities[1]	220	3.4%	119	2.1%
Total Corporate and Other alternative investments	1,097	17.1%	632	11.3%
Net alternative investments	$6,448	100.0%	$5,586	100.0%

1 As of September 30, 2020, equities includes our private equity investment in Jackson and a public equity position in OneMain Holdings, Inc. (ticker: OMF). As of December 31, 2019, equities includes a public equity position in OMF.

Net alternative investments were $6.4 billion and $5.6 billion as of September 30, 2020 and December 31, 2019, respectively, representing 4.5% and 4.8% of our net invested assets portfolio as of September 30, 2020 and December 31, 2019, respectively.

Net alternative investments do not correspond to the total investment funds, including related parties and VIEs, on our condensed consolidated balance sheets. As discussed above in the net invested assets section, we adjust the GAAP presentation for funds withheld, modco and VIEs. The investment in Apollo is excluded from our alternative investments, while we include CLO and ABS equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Two of our largest alternative investments are in asset originators, MidCap and AmeriHome, both of which, from time to time, provide us with access to assets for our investment portfolio.

MidCap

MidCap is a commercial finance company that provides various financial products to middle-market businesses in multiple industries, primarily located in the US. MidCap primarily originates and invests in commercial and industrial loans, including senior secured corporate loans, working capital loans collateralized mainly by accounts receivable and inventory, senior secured loans collateralized by portfolios of commercial and consumer loans and related products and secured loans to highly capitalized pharmaceutical and medical device companies, and commercial real estate loans, including multifamily independent-living properties, assisted living, skilled nursing and medical office properties, warehouse, office building, hotel and other commercial use properties and multifamily properties. MidCap originates and acquires loans using borrowings under financing arrangements that it has in place with numerous financial institutions. MidCap’s earnings are primarily driven by the difference between the interest earned on its loan portfolio and the interest accrued under its outstanding borrowings. As a result, MidCap is primarily exposed to the credit risk of its loan counterparties and prepayment risk. Additionally, financial results are influenced by related levels of middle-market business investment and interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our alternative investment in MidCap had a carrying value of $609 million and $547 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, this alternative investment is comprised of our investment in MidCap, of $532 million and $547 million, respectively, and redeemable preferred stock of $77 million and $0 million, respectively. The dissolution of CoInvest VII during the quarter resulted in the former position in MidCap held by CoInvest VII being held directly as profit participating notes, which are included in related party trading securities on the condensed consolidated balance sheets rather than an investment fund. MidCap returned a net investment earned rate of 10.79% and 14.90% for the three months ended September 30, 2020 and 2019, respectively, and 0.47% and 13.32% for the nine months ended September 30, 2020 and 2019, respectively. Alternative investment income from MidCap was $15 million and $21 million for the three months ended September 30, 2020 and 2019, respectively, and $4 million and $56 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in alternative investment income for the three months ended September 30, 2020 compared to 2019 was mainly due to lower origination volumes due to the current interest rate environment. The decrease in alternative investment income for the nine months ended September 30, 2020 compared to 2019 was mainly due to a decrease in valuation in the first quarter reflecting an increase in loan loss assumptions and lower origination volumes due to the current interest rate environment. The redeemable preferred stock returned a net investment earned rate of 15.70% and 0.00% for the three months ended September 30, 2020 and 2019, respectively, and 47.93% and 0.00% for the nine months ended September 30, 2020 and 2019, respectively. Alternative investment income from the redeemable preferred stock was $3 million and $0 million for the three months ended September 30, 2020 and 2019, respectively, and $14 million and $0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in alternative investment income from the redeemable preferred stock was primarily driven by favorable profit interests.

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

Our alternative investment in A-A Mortgage had a carrying value of $818 million and $595 million as of September 30, 2020 and December 31, 2019, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 45.32% and 14.03% for the three months ended September 30, 2020 and 2019, respectively, and 42.58% and 13.90% for the nine months ended September 30, 2020 and 2019, respectively. Alternative investment income from A-A Mortgage was $88 million and $20 million for the three months ended September 30, 2020 and 2019, respectively, and $223 million and $59 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in alternative investment income for both the three and nine months ended September 30, 2020 compared to 2019 was mainly due to an increase in valuation driven by strong earnings reflecting increased origination volumes and increased gains on sales to secondary markets.

Public Equities

We indirectly hold public equity positions through our equity investments in a few alternative investments. Although the net invested asset value of these securities is minor, such securities have resulted in volatility in our statements of income in recent periods. As of September 30, 2020 and December 31, 2019, we indirectly held equity positions of $220 million and $119 million, respectively. As of September 30, 2020 and December 31, 2019, we held approximately 2.8 million shares of OneMain with a market value of $62 million and $119 million, respectively. The decrease in market value is driven by the decline in share price, partially offset by dividend received in 2020.

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

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

(In millions)	September 30, 2020	December 31, 2019
Total AHL shareholders’ equity	$15,943	$13,391
Less: Preferred stock	1,755	1,172
Total AHL common shareholders’ equity	14,188	12,219
Less: AOCI	2,888	2,281
Less: Accumulated change in fair value of reinsurance assets	778	493
Total adjusted AHL common shareholders’ equity	$10,522	$9,445

Segment adjusted AHL common shareholders’ equity
Retirement Services	$7,321	$7,443
Corporate and Other	3,201	2,002
Total adjusted AHL common shareholders’ equity	$10,522	$9,445

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Average AHL shareholders’ equity	$15,327	$12,955	$14,667	$10,911
Less: Average preferred stock	1,755	1,006	1,464	586
Less: Average AOCI	2,536	2,101	2,585	985
Less: Average accumulated change in fair value of reinsurance assets	697	683	636	326
Average adjusted AHL common shareholders’ equity	$10,339	$9,165	$9,982	$9,014

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$7,139	$7,598	$7,381	$7,651
Corporate and Other	3,200	1,567	2,601	1,363
Average adjusted AHL common shareholders’ equity	$10,339	$9,165	$9,982	$9,014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,209	3.48%	$1,090	3.67%	$3,290	3.42%	$3,354	3.87%
Change in fair value of reinsurance assets	444	1.28%	199	0.67%	932	0.97%	492	0.57%
Alternative income gain (loss)	23	0.07%	6	0.02%	(22)	(0.02)%	13	0.01%
ACRA noncontrolling interest	(196)	(0.56)%	—	—%	(349)	(0.36)%	—	—%
Apollo investment (income) loss	101	0.29%	—	—%	(83)	(0.09)%	—	—%
Held for trading amortization and other	(51)	(0.15)%	(3)	(0.01)%	(47)	(0.05)%	(19)	(0.02)%
Total adjustments to arrive at net investment earnings/earned rate	321	0.93%	202	0.68%	431	0.45%	486	0.56%
Total net investment earnings/earned rate	$1,530	4.41%	$1,292	4.35%	$3,721	3.87%	$3,840	4.43%

Retirement Services	$1,444	4.22%	$1,264	4.31%	$3,703	3.90%	$3,756	4.38%
Corporate and Other	86	17.59%	28	7.28%	18	1.32%	84	8.92%
Total net investment earnings/earned rate	$1,530	4.41%	$1,292	4.35%	$3,721	3.87%	$3,840	4.43%

Retirement Services average net invested assets	$136,852		$117,338		$126,563		$114,391
Corporate and Other average net invested assets ex. Apollo investment	1,945		1,567		1,785		1,262
Consolidated average net invested assets ex. Apollo investment	$138,797		$118,905		$128,348		$115,653

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$1,225	3.58%	$801	2.73%	$1,982	2.09%	$3,411	3.98%
Interest credited other than deferred annuities and institutional products	73	0.21%	63	0.21%	211	0.22%	168	0.19%
FIA option costs	284	0.83%	282	0.96%	821	0.86%	840	0.98%
Product charges (strategy fees)	(34)	(0.10)%	(31)	(0.10)%	(100)	(0.11)%	(88)	(0.10)%
Reinsurance embedded derivative impacts	14	0.04%	14	0.05%	43	0.05%	43	0.05%
Change in fair value of embedded derivatives – FIAs	(779)	(2.28)%	(560)	(1.91)%	(1,009)	(1.06)%	(2,739)	(3.19)%
Negative VOBA amortization	3	0.01%	9	0.03%	15	0.02%	28	0.03%
ACRA noncontrolling interest	(151)	(0.44)%	—	—%	(226)	(0.24)%	—	—%
Other changes in interest sensitive contract liabilities	5	0.02%	(2)	(0.01)%	3	—%	(5)	(0.01)%
Total adjustments to arrive at cost of crediting	(585)	(1.71)%	(225)	(0.77)%	(242)	(0.26)%	(1,753)	(2.05)%
Retirement Services cost of crediting	$640	1.87%	$576	1.96%	$1,740	1.83%	$1,658	1.93%

Retirement Services cost of crediting on deferred annuities	$506	1.98%	$453	1.98%	$1,379	1.94%	$1,345	1.98%
Retirement Services cost of crediting on institutional products	134	2.95%	123	3.68%	361	3.03%	313	3.71%
Retirement Services cost of crediting	$640	1.87%	$576	1.96%	$1,740	1.83%	$1,658	1.93%

Retirement Services average net invested assets	$136,852		$117,338		$126,563		$114,391
Average account value on deferred annuities	102,144		91,467		94,600		90,638
Average net institutional reserve liabilities	18,162		13,320		15,882		11,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
GAAP benefits and expenses	$2,251	$4,305	$5,401	$11,233
Premiums	(112)	(2,688)	(1,607)	(5,475)
Product charges	(144)	(135)	(425)	(392)
Other revenues	(13)	(6)	(29)	(27)
Cost of crediting	(342)	(280)	(876)	(775)
Change in fair value of embedded derivatives – FIA, net of offsets	(863)	(497)	(852)	(2,574)
DAC, DSI and VOBA amortization related to investment gains and losses	(86)	(151)	16	(505)
Rider reserves related to investment gains and losses	(21)	(9)	9	(61)
Policy and other operating expenses, excluding policy acquisition expenses	(132)	(130)	(394)	(350)
AmerUs closed block fair value liability	(15)	(46)	(70)	(158)
ACRA noncontrolling interest	(193)	—	(269)	—
Other changes in benefits and expenses	(10)	(5)	(27)	(3)
Total adjustments to arrive at other liability costs	(1,931)	(3,947)	(4,524)	(10,320)
Other liability costs	$320	$358	$877	$913

Retirement Services	$320	$358	$877	$913
Corporate and Other	—	—	—	—
Consolidated other liability costs	$320	$358	$877	$913

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
GAAP policy and other operating expenses	$231	$194	$637	$544
Interest expense	(34)	(15)	(83)	(47)
Policy acquisition expenses, net of deferrals	(99)	(63)	(243)	(194)
Integration, restructuring and other non-operating expenses	—	(34)	(13)	(46)
Stock compensation expenses	(1)	(3)	(11)	(9)
ACRA noncontrolling interest	(16)	—	(39)	—
Other changes in policy and other operating expenses	(3)	—	(3)	—
Total adjustments to arrive at operating expenses	(153)	(115)	(392)	(296)
Operating expenses	$78	$79	$245	$248

Retirement Services	$63	$67	$202	$197
Corporate and Other	15	12	43	51
Consolidated operating expenses	$78	$79	$245	$248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	September 30, 2020	December 31, 2019
Total investments, including related parties	$170,205	$130,550
Derivative assets	(2,771)	(2,888)
Cash and cash equivalents (including restricted cash)	8,774	4,639
Accrued investment income	796	807
Payables for collateral on derivatives and other secured transactions	(2,644)	(2,743)
Reinsurance funds withheld and modified coinsurance	(1,441)	(1,440)
VIE and VOE assets, liabilities and noncontrolling interest	(130)	25
Unrealized (gains) losses	(5,211)	(4,095)
Ceded policy loans	(221)	(235)
Net investment receivables (payables)	(705)	(57)
Allowance for credit losses	484	—
Total adjustments to arrive at gross invested assets	(3,069)	(5,987)
Gross invested assets	167,136	124,563
ACRA noncontrolling interest	(24,301)	(7,077)
Net invested assets	$142,835	$117,486

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

(In millions)	September 30, 2020	December 31, 2019
Investment funds, including related parties	$5,531	$4,300
Equity securities	222	78
CLO and ABS equities included in trading securities	973	405
Investment in Apollo	(1,198)	—
Investment funds within funds withheld at interest	974	807
Royalties and other assets included in other investments	59	67
Unrealized (gains) losses and other adjustments	(10)	8
ACRA noncontrolling interest	(103)	(79)
Total adjustments to arrive at alternative investments	917	1,286
Net alternative investments	$6,448	$5,586

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	September 30, 2020	December 31, 2019
Total liabilities	$173,971	$132,734
Short-term debt	—	(475)
Long-term debt	(1,487)	(992)
Derivative liabilities	(147)	(97)
Payables for collateral on derivatives and securities to repurchase	(3,144)	(3,255)
Funds withheld liability	(440)	(408)
Other liabilities	(1,897)	(1,181)
Reinsurance ceded receivables	(5,104)	(4,863)
Policy loans ceded	(221)	(235)
ACRA noncontrolling interest	(23,762)	(6,574)
Other	(2)	(2)
Total adjustments to arrive at net reserve liabilities	(36,204)	(18,082)
Net reserve liabilities	$137,767	$114,652

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2020 was $66.2 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2020 was $40.9 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of September 30, 2020 and had a remaining term of more than four years, subject to up to two one-year extensions. We also have access to a $1.0 billion committed repurchase facility. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

We perform a number of stress tests and analyses to assess our ability to meet our cash flow requirements, as well as the ability of our reinsurance and insurance subsidiaries to meet their collateral obligations. Among these analyses, we manage to the following ALM limits:

•our projected net cumulative cash flows, including both new business and target levels of new investments under a “plan scenario” and a “moderately severe scenario” event, are non-negative over a rolling 12-month horizon;
•we hold enough cash, cash equivalents and other discounted liquid limit assets to cover 12 months of AHL’s and Athene USA’s projected obligations, including debt servicing costs:
▪minimum of 50% of expenses and 100% of debt servicing to be held in cash and cash equivalents at AHL operating accounts
▪minimum of 50% of any required AHL – Athene USA inter-company loan commitments to be held in cash and cash equivalents by AHL
▪dividends from ALRe sufficient to support the ongoing operations of AHL must be available under moderate and substantial stress scenarios
▪for purposes of administering this test, liquid limit assets are discounted by 25% and include public corporate bonds rated A- or above, liquid ABS (defined as prime auto, auto floorplan, Tier 1 subprime auto, auto lease, prime credit cards, equipment lease or utility stranded assets); RMBS with weighted average lives less than three years rated A- or above and CMBS with weighted average lives less than three years rated AAA- or above
•we seek to maintain sufficient capital and surplus at ALRe to meet the following collateral and capital maintenance calls under a substantial stress event, such as the failure of a major financial institution (Lehman event):
▪collateral calls from modco and third-party reinsurance contracts
▪AARe capital maintenance calls arising from AARe collateral calls from modco reinsurance contracts; and
▪US regulated entity capital maintenance calls from nonmodco activity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2020 and December 31, 2019, approximately 75% and 78%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2020 and December 31, 2019, approximately 57% and 64%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of September 30, 2020 and December 31, 2019, we had $0 million and $475 million, respectively, of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2020 and December 31, 2019, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $2.1 billion and $1.2 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2020, the total maximum borrowings under the FHLB facilities were limited to $30.7 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of September 30, 2020 we had the ability to draw up to a total of approximately $3.5 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AADE’s and/or AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

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

As of September 30, 2020, the fair value of securities and collateral held by counterparties and payables for repurchase agreements was $1.2 billion and $1.1 billion, respectively.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a 41 basis points per annum commitment fee. As of September 30, 2020, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2020	2019
Net income	$599	$1,721
Payment at recapture of reinsurance agreements	(723)	—
Non-cash revenues and expenses	1,049	264
Net cash provided by operating activities	925	1,985
Sales, maturities and repayments of investments	13,144	11,763
Purchases of investments	(20,581)	(19,543)
Other investing activities	338	521
Net cash used in investing activities	(7,099)	(7,259)
Issuance of common stock	350	—
Net proceeds and repayments of debt	424	—
Deposits on investment-type policies and contracts	13,994	8,879
Withdrawals on investment-type policies and contracts	(5,320)	(4,846)
Net capital contributions and distributions to/from noncontrolling interests	194	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	487	1,354
Issuance of preferred stock, net of expenses	583	1,172
Preferred stock dividends	(67)	(17)
Repurchase of common stock	(425)	(548)
Other financing activities	114	(90)
Net cash provided by financing activities	10,334	5,904
Effect of exchange rate changes on cash and cash equivalents	(28)	—
Net increase in cash and cash equivalents[1]	$4,132	$630

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $925 million and $2.0 billion for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash provided by operating activities was primarily driven by the restructuring of a coinsurance agreement to a funds withheld agreement with an existing reinsurance partner, lower cash received from PRT transactions and a decrease in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $7.1 billion and $7.3 billion for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily attributed to higher sales of investments, mainly offset by an increase in purchases attributed to deploying the deposits received and redeployment of the investment portfolio associated with the Jackson reinsurance transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

The primary cash inflows from financing activities are deposits on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $10.3 billion and $5.9 billion for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily attributed to higher investment-type deposits from retail, flow reinsurance and funding agreement deposits net of withdrawals, proceeds of $499 million of long-term debt, the issuance of stock in connection with the strategic transaction with Apollo and net capital contributions from noncontrolling interests, partially offset by the change in cash collateral posted for derivative transactions driven by unfavorable equity market performance in 2020, lower preferred stock issuances than prior year, the repayment of short-term debt and the payment of preferred stock dividends.

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

Subject to these limitations and prior notification to the appropriate regulatory agency, the US insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and require the approval of the appropriate regulator prior to payment. AHL does not currently plan on having the US subsidiaries pay any dividends to ALRe.

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

Debt – On January 12, 2018, we issued $1.0 billion in aggregate principal amount of 4.125% Senior Notes due 2028 (2028 Notes). On April 3, 2020, we issued $500 million in aggregate principal amount of 6.150% senior unsecured notes due 2030 (2030 Notes). On October 8, 2020, we issued $500 million in aggregate principal amount of 3.500% senior unsecured notes due 2031 (2031 Notes).

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

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of September 30, 2020 and December 31, 2019, the revolving note payable had an outstanding balance of $280 million and $38 million, respectively.

In light of the spread of COVID-19 and the resulting impact on economic conditions and the financial markets, additional funding of the type described above may not be available on terms favorable to us or at all. As a result of the economic consequences of the spread of COVID-19, we have observed an increase in our cost of debt. Though this trend has moderated as economic conditions have begun to stabilize, credit spreads remain elevated when compared to pre-COVID-19 levels. At the time of issuance, our 2028 Notes had a yield to maturity of 4.14% and a spread to benchmark treasury of T + 160 basis points. At the time of issuance, our 2030 Notes had a yield to maturity of 6.18% and a spread to benchmark treasury of T + 550 basis points. At the time of issuance, our 2031 Notes had a yield to maturity of 3.67% and a spread to benchmark treasury of T + 290 basis points. In addition, certain covenants in our credit agreement prohibit us from maintaining debt in excess of specified thresholds. Specifically, our credit agreement prohibits us from permitting the Consolidated Debt to Capitalization Ratio (as such term is defined in the credit agreement) to exceed 35% as of the end of any quarter.

Capital Resources

As of December 31, 2019 and 2018, our US insurance companies’ TAC, as defined by the NAIC, was $2.4 billion and $2.2 billion, respectively, and our US RBC ratio was 429% and 421%, respectively. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards as of December 31, 2019 and 2018, respectively.

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

The RBC ratios we calculate for our US and for our Bermuda subsidiaries (under US methodologies for our US insurance subsidiaries and our ALRe RBC ratio methodology for our Bermuda insurance subsidiaries) are typically used to determine the capital needed to support our Retirement Services segment. We generally find that this methodology reflects the amount of capital required as determined by our internal capital models and the capital models of our three rating agencies, S&P, A.M. Best and Fitch.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Repurchase of Securities

Share Repurchase Program

In December 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. Pursuant to our share repurchase program, we repurchased 13.2 million Class A common shares for $416 million during the nine months ended September 30, 2020. As of November 3, 2020, we have repurchased, in the aggregate, 35.5 million Class A common shares for $1.3 billion since inception of our share repurchase program and have $224 million of repurchase authorization remaining. The timing and amount of share repurchases, if any, will be determined by management in accordance with the authority delegated by our board of directors.

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

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

The following table summarizes estimated future payments on our contractual obligations as of September 30, 2020:

	Payments Due by Period
(In millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Interest sensitive contract liabilities	$141,207	$14,204	$28,384	$24,770	$73,849
Future policy benefits	24,823	545	1,118	1,143	22,017
Other policy claims and benefits	118	118	—	—	—
Dividends payable to policyholders	110	5	10	10	85
Long-term debt[1]	2,117	15	144	144	1,814
Securities to repurchase[2]	1,161	505	26	26	604
Total	$169,536	$15,392	$29,682	$26,093	$98,369

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

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions, particularly as more information about the extent to which COVID-19 and the resulting impact on economic conditions and the financial markets become known. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2019 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•fair value of investments;
•credit loss allowances;
•future policy benefit reserves;
•derivatives valuation, including embedded derivatives;
•deferred acquisition costs, deferred sales inducements and value of business acquired;
•consolidation of VIEs; and
•valuation allowances on deferred tax assets.

Except as described below, the above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2019 Annual Report. Due to the adoption of CECL in the first quarter 2020 and the significance of the Jackson reinsurance transaction in the second quarter 2020, the following updates and replaces the substantively similar information provided in the 2019 Annual Report.

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

Future Policy Benefits—Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

As of September 30, 2020, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $4.8 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	September 30, 2020
+10% assessments	$(155)
–10% assessments	172
+100 bps discount rate	139
–100 bps discount rate	(172)
1% higher annual equity growth	(48)
1% lower annual equity growth	45

Derivatives—Valuation of Embedded Derivatives on FIAs

As of September 30, 2020, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $11.7 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	September 30, 2020
+100 bps discount rate	$(957)
–100 bps discount rate	1,094

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired—As of September 30, 2020, DAC, DSI and VOBA totaled $5.2 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	September 30, 2020
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$149	$35	$54	$238
–10% estimated future gross profits	(171)	(41)	(59)	(271)
+100 bps discount rate	(158)	(58)	(39)	(255)
–100 bps discount rate	183	68	44	295

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

Sensitivities

Interest Rate Risk

We assess interest rate exposures for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of September 30, 2020, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $731 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $57 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2019, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $179 million with an offsetting increase to pre-tax income of $53 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The increased sensitivity to point-in-time pre-tax income from changes in the fair value of financial instruments in the estimated outcome as of September 30, 2020, when compared to December 31, 2019, was driven by the June 2020 Jackson reinsurance transaction, which substantially increased our exposure to reinsurance unrealized gains and losses that are included in our pre-tax income. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point change in interest rates that persists for a 12-month period, the estimated impact to adjusted operating income would be a corresponding change of approximately $35 – $45 million. This is driven by a change in investment income from floating rate assets, offset by DAC, DSI, and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “non-operating adjustments” in our reconciliation between net income available to AHL common shareholders and adjusted operating income available to common shareholders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations by Segment for the reconciliation of net income available to AHL common shareholders to adjusted operating income available to common shareholders. The impact of changing rates on these non-operating adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2020, which discussion encompasses the impact of such an increase on certain of the non-operating adjustment items.

The models used to estimate the impact of a 25 basis point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of credit losses, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, in the ordinary course of business and like others in the insurance and financial services industries, we receive requests for information from government agencies in connection with such agencies’ regulatory or investigatory authority. Such requests can include financial or market conduct examinations, subpoenas or demand letters for documents to assist the government in audits or investigations. We and each of our US insurance subsidiaries review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to them in the future.

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
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the US and around the world. At this time, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact, and may cause us to revisit or revise estimates of future earnings or other guidance we have previously provided to the markets. In particular, certain projected financial information previously provided to our shareholders in connection with our recent share issuance transaction with Apollo may as a result of the impact from the COVID-19 pandemic materially differ from our actual results, and should not be relied upon.
While we have implemented risk management and contingency plans and taken preventive measures and other precautions, the ultimate impact of the COVID-19 pandemic on our business is uncertain. We have substantially completed our employee repopulation plan. While we have taken measures to reduce the risk of transmission among employees, including implementing social distancing measures and face covering and contact tracing protocols, our efforts may prove ineffective. Should our efforts prove ineffective or should the virus continue to spread in the communities in which we operate, we may deem it appropriate to extend or re-implement remote work arrangements. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. We also outsource certain critical business activities to third parties. As a result, we rely upon the successful implementation and execution of the business continuity and repopulation planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity and repopulation strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

With one exception, each of the Non-US Companies (as defined below) currently intends to operate in a manner that will not cause it to be subject to current US federal income taxation on its net income, and certain of them intend to be UK tax resident by reason of having their central management and control exercised in the UK. However, our directors and personnel reside in various jurisdictions and often must travel to carry out their duties in accordance with such intended tax positions. Travel restrictions imposed as a result of the COVID-19 pandemic have limited, and may continue to limit, such travel. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated due to restrictions on the ability of our directors and personnel to carry out their activities from the intended jurisdictions.
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
The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or exacerbate the market risk discussed elsewhere in this report and in our 2019 Annual Report. Specifically, our investment portfolio (and, namely, the valuations of invested assets we hold) has been, and may continue to be, adversely affected. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the US or in global economic conditions may also adversely affect the values of and cash flows generated by these assets. Within our investment portfolio, there is exposure to certain segments of the economy that have been disproportionately affected by the spread of COVID-19, including but not limited to, aviation, real estate (including CMLs, triple net lease investments, RMLs, CMBS, RMBS and related servicer investments), retail, hospitality, energy and financial services. These investments are subject to increased credit or valuation risk, which could ultimately result in increased investment losses. Our investments in mortgages and mortgage-backed securities have been and could further be negatively affected by delays or failures of borrowers to make payments of principal and interest when due and delays and moratoriums on foreclosures and enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for the allowance for credit losses. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
As a result of the adverse economic consequences brought about by the spread of COVID-19, certain of the securities that we hold may be subject to ratings downgrade or we may be unable to obtain the securities ratings needed for admissibility of the securities for statutory reporting purposes. In each case, it may have an adverse impact on our statutory capital or the statutory capital that we are required to hold and may further result in a downgrade of our financial strength ratings and have a material adverse effect on our financial condition, results of operations, liquidity and cash flow. Since the first quarter of 2020, we have been in dialogue with S&P to obtain ratings for our debt investments in the PK AirFinance securitization. Prior to the issuance of ratings for PK AirFinance, as a result of COVID-19, the rating agencies, including S&P, initially placed moratoriums on rating new aircraft and airline debt securities but have since recommenced processes to rate such new securities. We have been in dialogue with S&P regarding various scenarios and stress tests with respect to our investment in PK AirFinance and expect a rating to be issued in the fourth quarter of 2020. However, if we are unable to obtain ratings from S&P, or another NRSRO, we could be required to classify our debt investments as non-admissible under statutory accounting principles, in which case our statutory capital would be reduced by an amount equivalent to our debt investments.
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
We have four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:
•Collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets, such as that experienced during the nine months ended September 30, 2020, have and may further increase collateral requirements to counterparties and may create liquidity risk. As of September 30, 2020, we had collateral with a value of $5.0 billion pledged to third-parties.

•Asset liability mismatch: There are liquidity risks associated with liabilities coming due prior to the matching asset cash flows. Structural maturities mismatch can occur in activities such as securities lending, where the liabilities are effectively overnight open transactions or otherwise short-term in nature and may be used to fund longer-term assets. We also face potential liquidity risks from unexpected cash demands due to severe mortality, policyholder withdrawals or lapse events. If such events were to occur, we may face unexpectedly high levels of claim payments to policyholders.
•Funding availability: We have availed ourselves of the financial markets for funding (such as through the issuance of senior notes, securities lending and repurchase arrangements and other forms of borrowing in the capital markets). These sources might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
•Funding commitments: We are contractually obligated to fund capital calls of or otherwise make investments in certain entities. These obligations may become due at any time upon counterparty request. Substantial economic stress, such as that brought about by COVID-19, may accelerate the timing and increase the frequency of capital calls. To the extent that a significant amount of such obligations becomes due at any given time, it may give rise to liquidity risk. As of September 30, 2020, we had commitments to make investments in the amount of $5.8 billion, excluding commitments of third-party cedants to investees associated with assets backing obligations reinsured to us.

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
The effect of the discontinuation of LIBOR on legacy or new contracts to which we have exposure or the activities in our businesses will vary depending on (1) the character of existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new contracts. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on our contracts whose value is tied to LIBOR. The value or profitability of these contracts may be adversely affected.

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

Our most significant LIBOR exposure area as it relates to legacy contracts is our portfolio of floating rate investments tied to LIBOR. As of September 30, 2020, $21.4 billion or 70% of the notional value of our contracts tied to LIBOR extending beyond 2021 were contracts relating to investments within our investment portfolio. As our asset manager, Apollo manages the relationship with relevant market participants, including investees and trustees; negotiates and maintains the relevant investment documentation; and inputs key information, such as interest rates, into systems integrated with our financial reporting system. We are therefore reliant upon Apollo to complete important functions in the LIBOR transition process as it relates to our investment portfolio, including negotiating for relevant fallbacks, where appropriate, and inputting the appropriate replacement interest rates into the applicable information systems in advance of LIBOR’s transition. Should Apollo fail to timely complete all of its responsibilities prior to the discontinuation of LIBOR, it could have an adverse impact on our results of operations and ability to timely report accurate financial information.

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

As of September 30, 2020, our exposure, including loaned amounts, to MidCap was $931 million, which represented 0.7% of our net invested assets and 5.8% of total Athene Holding Ltd. shareholders’ equity. On October 30, 2020, we invested in $300 million of unsecured notes issued by AmeriHome. Proforma for this investment, as of September 30, 2020, our exposure to A-A Mortgage and AmeriHome was $1,118 million, which represented 0.8% of our net invested assets and 7.0% of total Athene Holding Ltd. shareholders’ equity. As of September 30, 2020, our exposure to Athora was $553 million, which represented 0.4% of our net invested assets and 3.5% of total Athene Holding Ltd. shareholders’ equity. As of September 30, 2020, our exposure to securitizations of loans originated by PK AirFinance, net of amounts attributable to noncontrolling interest, was $1.2 billion, which represented 0.8% of our net invested assets and 7.5% of total Athene Holding Ltd. shareholders’ equity.

Given our significant exposure to these issuers, we are subject to the idiosyncratic risk inherent in their business. For example:
•AmeriHome relies upon a subservicer to perform servicing operations on the loans for which it has mortgage servicing rights. If the subservicer were to experience financial distress or fail to provide adequate or timely services, AmeriHome may have difficulty finding another subservicer to perform servicing operations and may experience a significant decline in its financial performance. Such risks may be heightened in the current economic environment. In addition, mortgage servicers are obligated to advance certain amounts not paid by borrowers, including amounts arising from the forbearance of certain payments as mandated by the CARES Act. AmeriHome may require significant liquidity in order to make these advances and adequate sources of liquidity could be unavailable to AmeriHome to satisfy these obligations.

•As a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events, including but not limited to the spread of the COVID-19 pandemic. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof, such as the UK. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives.

•Our investment in the PK AirFinance securitization of loans is subject to risks to the aircraft and airline industries generally, and specifically in connection with the decrease in air travel as a result of the spread of COVID-19, which has resulted in delinquent loan payments and has likely resulted in a reduction in aircraft valuations. While our investment is supported by significant equity subordination provided by borrowers, if borrowers default on their loans, PK AirFinance may pursue foreclosure and re-market the related aircraft or may restructure the defaulted loans. To the extent that the proceeds from any such restructuring or re-marketing were not sufficient to satisfy the corresponding principal balance in the securitization, significant losses on our investment could be recognized, beginning with the equity tranche of the securitization that we hold.

To the extent that we suffer a significant loss on our investment in MidCap, A-A Mortgage, Athora or the securities issued by PK AirFinance, our financial condition, results of operations and cash flows could be adversely affected.

MidCap, AmeriHome and PK AirFinance are nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk, which has increased as a result of the economic conditions brought about by the spread of COVID-19. As a result of the current economic environment, certain of our investees in this sector have experienced a decrease in origination volumes and may experience increased credit and/or liquidity risk as borrowers defer loan payments or default on their obligations. To the extent that the current downturn causes a deterioration in the creditworthiness of the counterparties of such investees or adversely affects the securitization market for the loans originated by these entities, we may suffer significant losses on our investments in these entities and our financial condition, results of operations and cash flows could be adversely affected. In addition to the concentration risk arising from our investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our investment portfolio. As of September 30, 2020, 13% of our net invested assets were invested in issuers within the financial services industry, excluding CLOs. The current economic downturn or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

As of September 30, 2020, 23% of our net invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described above with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations.
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
Certain of our reinsurance agreements require our US subsidiaries (including any non-US subsidiaries subject to US federal income taxation) to pay or accrue substantial amounts to our non-US reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” However, in certain types of reinsurance transactions, it is not clear whether any amounts paid or accrued by non-US reinsurance entities would be netted against amounts paid or accrued to such entities for purposes of calculating the “base erosion payments” and “base erosion tax benefits.”
In light of the possibility of material additional tax cost to our US subsidiaries and the lack of clear guidance regarding the appropriate method by which to compute the BEAT, we have undertaken certain actions intended to mitigate the potential effect of the BEAT on our results of operations. Such actions may have adverse consequences to our business, such as subjecting income in respect of our affiliate reinsurance to a layer of withholding tax of up to 30%, which would not have been payable under our prior structure. There can be no assurances that our efforts to mitigate the BEAT will be successful, and our consideration of any further actions may be expensive and time consuming. In addition, we have been, and may continue to be, required to take action before the uncertainty regarding the BEAT is resolved, and accordingly any action we take may, in hindsight, prove to have been unnecessary, ineffective or counterproductive.
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
AHL or its non-US subsidiaries may be subject to US federal income taxation in an amount greater than expected.
AHL and certain of its subsidiaries are treated as foreign corporations under the Internal Revenue Code (such subsidiaries, the Non-US Subsidiaries, and together with AHL, the Non-US Companies). Any Non-US Company that is considered to be engaged in a trade or business in the US generally will be subject to US federal income taxation on a net basis on its income that is effectively connected with such US trade or business (including branch profits tax on the portion of its earnings and profits that is attributable to such income), unless otherwise provided under an applicable income tax treaty. In addition, a Non-US Company generally will be subject to US federal income taxation on a gross basis on certain US-source income, and certain premiums earned on insurance with respect to US risks, that are not effectively connected with a US trade or business, unless otherwise provided under an applicable income tax treaty.
With one exception, each of the Non-US Companies currently intends to operate in a manner that will not cause it to be treated as being engaged in a trade or business within the US. However, the enactment of the BEAT, the reduction of the federal income tax rate applicable to corporations included in the Tax Act and other factors may cause some or all of the Non-US Companies to conduct business differently. Moreover, there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business within the United States, as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-US Company that does not intend to be treated as engaged in a trade or business in the US is nonetheless so engaged. If any such Non-US Company is treated as engaged in a trade or business in the US, it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

AHL is a UK tax resident and expects to qualify for the benefits of the income tax treaty between the US and the UK (UK Treaty) because its Class A common shares are listed and regularly traded on the NYSE. In addition, certain of the Non-US Subsidiaries are UK tax residents (together with AHL, the UK Resident Companies) and expect to qualify for the benefits of the UK Treaty by reason of being subsidiaries of AHL or by reason of satisfying an ownership and base erosion test. Accordingly, our UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, the US taxes described above that are provided for by the UK Treaty. However, there can be no assurances that our UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If any of our UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.
US persons who own our equity securities may be subject to US federal income taxation at ordinary income rates on our undistributed earnings and profits.
For any taxable year in which a Non-US Company is treated as a controlled foreign corporation (CFC), a “10% US Shareholder” of the Non-US Company that held our equity securities directly or indirectly through non-US entities as of the last day in such taxable year that the Non-US Company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of the Non-US Company’s income, regardless of whether that income was actually distributed to such US person (with certain adjustments). A “10% US Shareholder” of an entity treated as a foreign corporation for US federal income tax purposes is a US person who owns (directly, indirectly through non-US entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any US person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.
In general, a non-US corporation is a CFC if 10% US Shareholders, in the aggregate, own (or are treated as owning) stock of the non-US corporation possessing more than 50% of the voting power or value of such corporation’s stock. However, this threshold is lowered to 25% for purposes of taking into account the insurance income of a non-US corporation. Further, special rules apply for purposes of taking into account any related person insurance income (RPII) of a non-US corporation, as described below.
In addition, if a US person disposes of shares in a non-US corporation and the US person owned (directly, indirectly through non-US entities or constructively) 10% or more of the total combined voting power of the voting stock of the corporation at any time when the corporation was a CFC during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the US person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period or periods that the US person owned the shares while the corporation was a CFC (with certain adjustments). Also, a US person may be required to comply with specified reporting requirements, regardless of the number of shares owned.
We do not believe that AHL is a CFC. However, we believe that all of the Non-US Subsidiaries are CFCs, except that we believe ALRe is a CFC only for purposes of taking into account certain insurance income. Specifically, the Tax Act eliminated the prohibition on “downward attribution” from non-US persons to US persons under former Section 958(b)(4) of the Code for purposes of determining constructive stock ownership under the CFC rules. As a result, our US subsidiaries are deemed to own all of the stock of the Non-US Subsidiaries (other than ALRe) for CFC purposes. Further, we believe that 10% US Shareholders of ALRe collectively own more than 25%, but less than 50%, of the vote and value of ALRe by reason of downward attribution from certain of our direct or indirect shareholders. The legislative history under the Tax Act indicates that this change in law was not intended to cause a foreign corporation to be treated as a CFC with respect to a 10% US Shareholder that is not related to the US persons receiving such downward attribution. However, it is not clear whether a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent. Moreover, no assurances can be provided that any of the Non-US Companies would not be a CFC, even without regard to the downward attribution of stock from non-US persons to US persons, as such classification depends upon the identity and relationships of the beneficial owners of our equity securities, over which we have limited knowledge and control. Accordingly, any US person that owns (or is treated as owning) 10% or more of the voting power or value of AHL should consult with their tax advisor regarding their investment in AHL.
US persons who own our equity securities may be subject to US federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.
If any of the Non-US Companies is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each US person that owns our equity securities directly or indirectly through non-US entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all such US persons, regardless of whether that income is distributed (with certain adjustments). For this purpose, a Non-US Company generally will be treated as a CFC if US persons in the aggregate are treated as owning (directly or indirectly through non-US entities) 25% or more of the total voting power or value of the Non-US Company’s stock at any time during the taxable year. We believe that the Non-US Companies are treated as CFCs for this purpose, based on the current ownership of our equity securities.
RPII generally is any income of a non-US corporation attributable to insuring or reinsuring risks of a US person that owns (or is treated as owning) stock of such non-US corporation, or risks of a person that is “related” to such a US person. For this purpose, (1) a person is “related” to another person if such person “controls,” or is “controlled” by, such other person, or if both are “controlled” by the same persons, and (2) “control” of a corporation means ownership (or deemed ownership) of stock possessing more than 50% of the total voting power or value of such corporation’s stock and “control” of a partnership, trust or estate for US federal income tax purposes means ownership (or deemed ownership) of more than 50% by value of the beneficial interests in such partnership, trust or estate.

The Non-US Companies that are insurance enterprises (the “Non-US Insurance Companies”) may derive income that is considered RPII. We believe that an exception under the RPII rules for CFCs with de minimis RPII currently applies to such Non-US Insurance Companies, such that US persons are not required to include any RPII in their gross income with respect to any of the Non-US Companies. However, AGM and its affiliates and related parties own a substantial number of our Class A common shares, have rights to acquire additional Class A common shares and hold proxies to vote Class A common shares owned by certain of our employees. Further, Athene and AGM may have considerable overlap in ownership. If it is determined that AGM controls Athene, or that the same persons control both Athene and AGM through owning (or being treated as owning) more than 50% of the vote or value of both Athene and AGM, substantially all of the income of the Non-US Insurance Companies derived from the reinsurance of affiliates likely will constitute RPII. This would trigger the adverse RPII consequences described above to all US persons that hold our equity securities directly or indirectly through non-US entities and could have a material adverse effect on the value of their investment in our equity securities.

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
Our bye-laws also generally provide that no person (nor certain direct or indirect beneficial owners or related persons to such person) who owns our equity securities may acquire any shares of AGM or otherwise make any investment that would cause such person, or any other person that is a US person, to own (or be treated as owning) more than 50% of the vote or value of our equity securities. Any holder of our equity securities that violates this restriction may be required, at the discretion of our board of directors, to sell its equity securities or take any other reasonable action that our board of directors deems necessary. However, this restriction does not apply to members of the Apollo Group.
We have only a limited ability to determine whether any of the Non-US Insurance Companies is treated as recognizing RPII in a taxable year, the amount of any such RPII or any US person’s share of such RPII, and to obtain the information necessary to accurately make such determinations or fully enforce the voting provisions and ownership restrictions described above. We will take reasonable steps to obtain such information, but there can be no assurances that such steps will be adequate or that we will be successful in this regard. Accordingly, no assurances can be provided that the adverse RPII consequences described above will not apply to all US persons that hold our equity securities directly or indirectly through non-US entities.
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

Several of the areas of tax law on which the BEPS project has focused have led or will lead to changes in the domestic law of individual OECD jurisdictions. These changes include (amongst others) restrictions on interest and other deductions for tax purposes, the introduction of broad anti-hybrid regimes and reform of controlled foreign company rules. Changes are also expected to arise in the application of certain double tax treaties as a result of the implementation and adoption of the OECD’s Multilateral Instrument, which may restrict our ability to rely on the terms of relevant double tax treaties in certain circumstances. Further, recent BEPS developments include proposals for new profit allocation and nexus rules and for rules to ensure that the profits of multinational enterprises are subject to a minimum rate of tax, and the OECD/G20 Inclusive Framework (IF) has adopted a two-pillar approach as the basis for this ongoing project. In October 2020, the OECD released “Blueprints” for the so-called Pillar One and Pillar Two, which set out the status with respect to current proposals for consultation. The IF is seeking to resolve outstanding issues by mid-2021, following which implementation of the final recommendations of the project could lead to further amendment of domestic tax laws and bilateral tax treaties.

Changes of law in individual jurisdictions which may arise as a result of the BEPS project (including in connection with future final recommendations around Pillar One and Pillar Two) may ultimately increase the tax base of our subsidiaries in certain jurisdictions or our worldwide tax exposure. Those changes of law are also potentially relevant to our ability to efficiently fund and realize investments or repatriate income or capital gains from relevant jurisdictions, and could ultimately necessitate some restructuring of our subsidiaries or business operations. The changes of law resulting from the BEPS project also include revisions to the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment.

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

Since 2017 (and in consequence of the BEPS project), some countries in which we do business, including Bermuda, have required certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis. The information we are required to report pursuant to this country-by-country reporting (as well as information we are required to report pursuant to certain other exchange of information regimes (for example, pursuant to the Common Reporting Standard)) could ultimately result in certain tax authorities having greater access to information enabling them to challenge our tax positions in a number of different areas, transfer pricing in particular.

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

We have filed registration statements on Form S-8 under the Securities Act to register the Class A common shares to be issued under our 2017 employee stock purchase plan (ESPP) and our equity compensation plans and, as a result, all Class A common shares acquired upon the purchase of shares under our ESPP and the vesting of share awards or the exercise of stock options granted under our equity compensation plans will also be freely tradeable under the Securities Act, subject to the terms of any lock-up agreements, unless purchased by our affiliates. As of September 30, 2020, 5.9 million common shares are reserved for future issuances under our ESPP and equity incentive plans, in the aggregate. In addition, we have filed a registration statement on Form S-3 under the Securities Act to register the Class A common shares to be issued upon the exercise of warrants, which were issued in exchange for a portion of our previously outstanding Class M common shares. Upon exercise, the Class A common shares will be freely tradeable under the Securities Act, subject to the terms of any lock-up agreements, unless held by our affiliates. As of September 30, 2020, 8.4 million common shares are registered for resale in connection with the exercise of warrants. The issuance of any of the foregoing shares or their subsequent sale may cause our share price to decline.
Pursuant to the shareholders agreement among us and certain members of the Apollo group that was entered into in connection with the share issuance transaction with Apollo, AGM and certain of its affiliates agreed not to directly or indirectly transfer any Class A common share prior to February 28, 2023, subject to certain exceptions (Apollo Lock-up). As of September 30, 2020, there were more than 50 million shares subject to the Apollo Lock-up. When the Apollo Lock-up ends, the market price of our common shares could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Furthermore, Apollo has the right to require, subject to the expiration or waiver of the Apollo Lock-up, us to register Class A common shares for resale in certain circumstances pursuant to the registration rights agreements we have entered into with Apollo.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended September 30, 2020 are set forth below:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
July 1 – July 31, 2020	362	$31.19	—	$321,408,033
August 1 – August 31, 2020	1,104,081	$36.19	1,104,081	$281,480,706
September 1 – September 30, 2020[2]	1,616,830	$35.32	1,616,830	$224,440,004

[1] Prior to October 28, 2019, we had announced approvals by our board of directors for $967 million of aggregate repurchases under our share repurchase program. Amounts authorized for repurchase under those approvals had been fully used prior to June 30, 2020. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. The remaining authorization does not have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors. See Note 10 – Equity to the condensed consolidated financial statements for more information.

2 On September 11, 2020, we repurchased 605,554 Class A common shares at $35.70 per share from AAA Investments, L.P., a related party. The repurchase was made under our share repurchase program.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Third Supplemental Indenture, dated October 8, 2020, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 8, 2020).

4.2	Form of 3.500% Senior Notes due 2031 (included in Exhibit 4.1).
10.1	Form of ADIP (Athene) Carry Plan, L.P. Award Letter.
10.2	Amendment No. 1 to Coinsurance Agreement, dated September 30, 2020 between Jackson National Life Insurance Company and Athene Life Re Ltd.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: November 3, 2020	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)