Form 10-K/A
period 2020-12-31
Athene Holding Ltd
filed 2021-04-20
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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
As of March 31, 2021, 191,724,549 of our Class A common shares were outstanding.

Explanatory Note

As used in this Amendment No. 1 to Form 10-K (“Amendment”), unless the context otherwise indicates, any reference to “Athene,” “our Company,” “the Company,” “us,” “we” and “our” refer to Athene Holding Ltd. together with its consolidated subsidiaries and any reference to “AHL” refers to Athene Holding Ltd. only.

We are amending our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”), as filed with the United States Securities and Exchange Commission (“SEC”) on February 19, 2021, to update Part III and include the additional information required. This amendment only includes the changes to Part III and the additional Exhibits listed in Part IV and does not reflect any events occurring after the filing of the Form 10-K.

On March 8, 2021, we entered into an Agreement and Plan of Merger (“Merger Agreement”), by and among the Company, Apollo Global Management, Inc., a Delaware corporation (“AGM”), Tango Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of AGM (“HoldCo”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly owned subsidiary of HoldCo (“Company Merger Sub”), and Green Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of HoldCo (“AGM Merger Sub”). The Company and AGM have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine their respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo (“AGM Merger”), (2) the Company merging with Company Merger Sub, with the Company surviving such merger as a direct, wholly owned subsidiary of HoldCo (“Company Merger” and, together with the AGM Merger, “Mergers”), and (3) as of the effective time of the Mergers (“Effective Time”), changing the name of HoldCo to be Apollo Global Management, Inc.

Due to the proposed Mergers, we expect to delay our 2021 annual general meeting of shareholders until a later date to be announced.

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	49

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
MANAGEMENT

Below is a list of the names and ages of our directors and executive officers, as of March 31, 2021, and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	64	Chairman of the Board, Chief Executive Officer, and Chief Investment Officer
William J. Wheeler	59	President
Grant Kvalheim	64	Executive Vice President—Athene, Chief Executive Officer and President—Athene USA
Martin P. Klein	61	Executive Vice President and Chief Financial Officer
John L. Golden	41	Executive Vice President and General Counsel
Douglas Niemann	51	Executive Vice President and Chief Risk Officer
Marc Beilinson	62	Director*
Robert L. Borden	58	Director*
Mitra Hormozi	52	Director*
Scott Kleinman	48	Director
Brian Leach	62	Director*
Gernot Lohr	51	Director
H. Carl McCall	85	Director*
Matthew R. Michelini	39	Director
Dr. Manfred Puffer	57	Director
Marc Rowan	58	Director
Lawrence J. Ruisi	72	Director*
Lynn Swann	69	Director*
Hope Schefler Taitz	56	Director
Arthur Wrubel	55	Director*
Fehmi Zeko	62	Director*

* Independent director for purposes of the NYSE corporate governance listing requirements.

Executive Officers
James R. Belardi is our co-founder, and has served as our Chairman, Chief Executive Officer and Chief Investment Officer since May 2009. In addition, Mr. Belardi is the founder, Chairman and Chief Executive Officer of Apollo Insurance Solutions Group LP (“ISG”), our investment manager. He is a member of our executive committee and ISG’s executive committee. Mr. Belardi is responsible for our overall strategic direction and the day-to-day management of our investment portfolio. Prior to founding our Company and ISG, Mr. Belardi was President of SunAmerica Life Insurance Company and was also Executive Vice President and Chief Investment Officer of AIG Retirement Services, Inc., where he had responsibility for an invested-asset portfolio of $250 billion. Mr. Belardi has a Bachelor of Arts degree in economics from Stanford University and a Master of Business Administration from the University of California, Los Angeles. He currently serves on the board of directors of ISG, Paulist Productions, where he chairs the investment committee, Aris Mortgage Holding Company LLC, which is the parent company of AmeriHome Mortgage Company, LLC, and Southern California Aquatics. Mr. Belardi swam in the 1976 and 1980 Olympic Swimming Trials and is a nine-time Masters Swimming World Record Holder. Mr. Belardi was selected to serve on our board of directors as a result of his demonstrated track record in and deep knowledge of the financial services business, including having founded both our Company and ISG, and his extensive experience in the insurance industry.
William J. Wheeler has served as our President since September 2015. Together with Mr. Belardi, Mr. Wheeler is responsible for our overall strategic direction. In particular, Mr. Wheeler oversees all of our distribution channels, which includes our retail and institutional channels, as well as our corporate development and risk activities. Prior to joining our Company, Mr. Wheeler was President of the Americas group for MetLife Inc. (“MetLife”) where he oversaw the insurance and retirement business in the United States and Latin America. Previously, Mr. Wheeler had been Executive Vice President and Chief Financial Officer at MetLife. Prior to joining MetLife, Mr. Wheeler was an investment banker at Donaldson, Lufkin & Jenrette. Mr. Wheeler has an AB from Wabash College, where he is now a member of the board of trustees, and an MBA from Harvard Business School. He currently serves on the boards of Evercore Inc., Athora Holding Ltd. and VA Capital Company LLC.

Grant Kvalheim has served as the Chief Executive Officer of Athene USA Corporation since June 2015 and served as our President from January 2011 until September 2015, served as the Chief Financial Officer from January 2011 until April 2013 and served as a director from January 2012 until February 2014. Mr. Kvalheim is responsible for the oversight of our U.S. operating companies with a focus on our retail annuity and funding agreement channels. Prior to joining our Company, Mr. Kvalheim was a senior executive of Barclays Capital (“Barclays”) from early 2001 to the end of 2007, becoming Co-President in September 2005. During his time at Barclays he converted a European cash investment grade business into a leading global cash and derivatives business across both securitized and non-securitized credit products, and significantly expanded Barclays’ investment banking platform. Prior to joining Barclays, Mr. Kvalheim held senior executive positions in the investment banks of Deutsche Bank and Merrill Lynch. Mr. Kvalheim has a Bachelor of Arts degree in economics from Claremont McKenna College and a Master of Business Administration in finance from the University of Chicago. He currently serves on the board of directors of LIMRA, Mottahedeh & Co., Sol Health, United Way of Central Iowa, and the Greater Des Moines Partnership.
Martin P. Klein has served as our Executive Vice President and Chief Financial Officer since November 2015. Mr. Klein also serves as a director of several of our insurance subsidiaries. Mr. Klein is responsible for overseeing our financial management, including our enterprise finance, reporting, tax, actuarial and internal audit functions. He also helps develop and execute strategic operating decisions across our Company. Prior to joining our Company, Mr. Klein was employed by Genworth Financial, Inc. (“Genworth”) from May 2011 through October 2015, where he most recently served as Executive Vice President & Chief Financial Officer, and also served as Genworth’s Acting President & Chief Executive Officer during most of 2012. Prior to joining Genworth in 2011, Mr. Klein served as a Managing Director at Barclays, after its acquisition of the U.S. operations of Lehman Brothers Holdings, Inc. Mr. Klein joined Lehman Brothers in 1998, where he served as a Managing Director and head of the Insurance & Pension Solutions Group. Prior to Lehman Brothers, Mr. Klein had been with Zurich Insurance Group from 1994 to 1998 as Managing Director of Zurich Investment Management. Prior to Zurich, Mr. Klein served in finance and actuarial roles in other insurance organizations early in his career. Mr. Klein currently serves on the boards of Aris Mortgage Holding Company LLC, as well as Caritas, a non-profit organization in Richmond, Virginia. Mr. Klein is a Fellow of the Society of Actuaries and a Chartered Financial Analyst. He received his Bachelor of Arts in mathematics and business administration from Hope College and a Master of Science in statistics and actuarial science from the University of Iowa.
John L. Golden has served as our Executive Vice President and General Counsel since December 2014. He is responsible for overseeing the legal, compliance and government relations departments, ensuring compliance with laws and regulations and developing effective legal strategies to protect our Company's interests. Prior to joining Athene, Mr. Golden was an attorney at Sidley Austin LLP. At Sidley, he represented a variety of financial institutions in connection with all aspects of their businesses such as corporate transactions, securities offerings, regulatory and compliance, enforcement matters and employment matters. Prior to Sidley, he worked for Fisher Investments and IBM Corporation. He received his Juris Doctor from the University of California, Los Angeles and a Bachelor of Science in Operations Management/Information Systems from Santa Clara University. Mr. Golden is admitted to the State Bar of California. He currently serves on the board of Aris Mortgage Holding Company LLC.
Douglas Niemann has served as our Executive Vice President and Chief Risk Officer since May 2020. Mr. Niemann is responsible for overseeing our enterprise risk management functions, as well as providing key support in connection with strategic operating decisions across our Company. Mr. Niemann brings over 25 years of experience and expertise in risk management related to insurance. Prior to joining our Company, Mr. Niemann was the Senior Managing Director of Investment Management and Chief Investment Risk Officer for Guardian Life Insurance Company. Before joining Guardian Life Insurance Company, he was the Managing Director and Chief Investment Strategist of Global Insurance Solutions at JP Morgan Asset Management and served as the Managing Director and Head of Asset Liability Management at AIG Asset Management. He also held the positions of Head of Investment and Financial Risk and Head of Group Risk Modeling at Zurich Financial Services. Mr. Niemann has an MBA in Risk Management and Insurance as well as Finance, Investments and Banking from the University of Wisconsin Madison School of Business and a Bachelor of Arts in Economics from Northwestern University in Evanston, Illinois.
Directors
We believe our board of directors should be composed of a diverse group of individuals with sophistication and experience in many substantive areas that impact our business. We believe experience, qualifications and skills in the following areas are most important: insurance industry; accounting, finance and capital structure; strategic planning and leadership of complex organizations; legal/regulatory and government affairs; personnel management; and board practices of other major corporations. We believe that all of our current board members possess the professional and personal qualifications necessary for service on our board, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below, or above in the case of our Chairman and Chief Executive Officer.

Marc Beilinson has served as a director of our Company since 2013, and is the lead independent director, the chair of our compensation committee and a member of our conflicts committee and legal and regulatory committee. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of Exela Technologies and several privately held companies. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, and Gastar Inc. Mr. Beilinson has a Bachelor of Arts in political science from the University of California, Los Angeles and a Juris Doctor from the University of California Davis Law School. Mr. Beilinson was selected to serve on our board of directors as a result of having over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002.

Robert L. Borden has served as a director of our Company and our Company’s subsidiary, ALRe, since 2010, and is a member of our risk, audit and conflicts committees. Mr. Borden is a Founding Partner and served as both Chief Executive Officer and Chief Investment Officer of Delegate Advisors, LLC from January 2012 through December 2018. From April 2006 to January 2012, Mr. Borden served as the Chief Executive Officer and Chief Investment Officer of the South Carolina Retirement System Investment Commission (“SCRSIC”), which is responsible for investing and managing all assets of the South Carolina Retirement Systems. Prior to his role at SCRSIC, Mr. Borden served as the Executive Director and Chief Investment Officer of the Louisiana State Employees Retirement System, where he was responsible for investment management, benefits administration, finance and operations. Mr. Borden has also served as Vice Chairman and Chairman of the Fund Evaluation Committee for the Louisiana Deferred Compensation Commission and as a member of the South Carolina Deferred Compensation Committee. Prior to that, Mr. Borden served as Treasurer and Senior Manager for Financial Services at the Texas Workers’ Compensation Insurance Fund after serving as VP of Treasury and Interest Rate Risk Manager at Franklin Federal Bancorp. Mr. Borden serves on the board of directors of Apollo Senior Floating Rate Fund, Inc. and Apollo Tactical Income Fund Inc. He also serves on the University of Texas School of Business Advisory Board. Mr. Borden has a Bachelor of Business Administration with a major in finance from the University of Texas at Austin and received a Master of Science degree in finance from Louisiana State University. Mr. Borden holds both the Chartered Financial Analyst and Chartered Alternative Investment Analyst professional designations. Mr. Borden was selected to serve on our board of directors as a result of his extensive experience in leadership positions, and in particular, his experiences as Chief Executive Officer and Chief Investment Officer at several financial institutions.
Mitra Hormozi has served as a director of our Company since December 2018, and is the chair of our legal and regulatory committee and a member of our compensation committee. Ms. Hormozi is also a director of a number of our US subsidiaries. Ms. Hormozi was Executive Vice President and General Counsel of Revlon, Inc. from April 2015 to July 2019, where she was responsible for overseeing Revlon’s legal affairs worldwide. Ms. Hormozi has extensive experience in both the public and private sectors of the legal field. Prior to joining Revlon in April 2015, she was a litigation partner at two major law firms from 2011 to 2015 and served as Deputy Chief of Staff to then New York State Attorney General, Andrew Cuomo. She also served as an Assistant United States Attorney prosecuting high-profile complex racketeering cases in the Eastern District of New York. She has also previously served on the board of directors of Revlon. Ms. Hormozi received a Bachelor of Arts in history from the University of Michigan and a Juris Doctor from the New York University School of Law. Ms. Hormozi was selected to serve on our board of directors as a result of her extensive legal counsel experience.
Scott Kleinman has served as a director of our Company since December 2018. Mr. Kleinman serves as Co-President of Apollo Global Management, Inc., sharing responsibility for all of Apollo’s revenue-generating and investing activities with a focus on Apollo’s equity and opportunistic business. Mr. Kleinman joined Apollo in 1996, and in 2019 he was named Co-President of Apollo Global Management, Inc. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He currently serves on the board of directors of Apollo Strategic Growth Capital, Apollo Strategic Growth Capital II, Athora Holding Ltd, White Plains Hospital and its Foundation, and is a member of the Board of Overseers at the University of Pennsylvania Stuart Weitzman School of Design. Mr. Kleinman received a Bachelor of Arts in Russian studies and a Bachelor of Science in finance from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
Brian Leach has served as a director of our Company since August 2016, and is a member of our risk and audit committees. From 2013 to 2015, Mr. Leach served as Head of Franchise Risk & Strategy at Citigroup with responsibility for managing all of Citibank’s global risk, audit, compliance and strategy. From 2008 to 2012, Mr. Leach served as the Chief Risk Officer of Citibank. In 2005, Mr. Leach, together with several former colleagues from Morgan Stanley, formed Old Lane and from 2005 to 2008, Mr. Leach served as Old Lane’s co-Chief Operating Officer and Chief Risk Officer. Prior to that, Mr. Leach worked his entire post-graduate career at Morgan Stanley encompassing running a successful proprietary trading business and culminating as the Risk Manager of the Institutional Securities Business reporting directly to its President. During his time with Morgan Stanley, Mr. Leach was seconded to Long-Term Capital Management (“LTCM”) for approximately one year. During that time, he was one of six managers selected by a consortium of 14 global financial institutions to manage the liquidation of LTCM. Mr. Leach serves on the Advisor Investment Committee of Mountain Capital. Mr. Leach has a Bachelor of Arts degree in economics from Brown University and a Master of Business Administration from Harvard Business School. Mr. Leach has been awarded Risk Manager of the Year on two separate occasions: the first by Risk Magazine for his work in restructuring the hedge fund LTCM and the second by the Global Association of Risk Professionals for his work in restructuring Citigroup after the global financial crisis. Mr. Leach was selected to serve on our board of directors as a result of his extensive experience in risk management.
Gernot Lohr has served as a director of our Company and our subsidiary, ALRe, since 2009. Mr. Lohr has served as a director of ISG, our investment manager, since 2009. Mr. Lohr is a Senior Partner and Global Head of the Financial Institutions Group at Apollo, which he joined in May 2007. Prior to joining Apollo, Mr. Lohr was a founding partner at Infinity Point LLC, Apollo’s joint venture partner for the financial services industry since 2005. Before that time, Mr. Lohr spent eight years in financial services investment banking at Goldman, Sachs & Co. in New York and also worked at McKinsey & Company and B. Metzler Corporate Finance in Frankfurt. Currently, Mr. Lohr serves on the board of directors of Athora Holding Ltd., Catalina Holdings and Oldenburgische Landesbank. Mr. Lohr has previously served on the board of directors of Tranquilidade, Amissima Vita S.p.A., Amissima Assicurazioni S.p.A., Bremer Kreditbank Aktiengesellschaft, Brit Insurance Holdings BV, Brit PLC, Nova Kreditna banka Maribor d.d. and KBS Banka d.d. Mr. Lohr has a joint Master’s Degree in economics and engineering from the University of Karlsruhe, Germany, and received a Master of Business Administration from the MIT Sloan School of Management. Mr. Lohr was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
H. Carl McCall has served as a director of our Company since August 2016, and is a member of our nominating and corporate governance committee. From 2011 to 2019, Mr. McCall served as the Chairman of the Board of Trustees of the State University of New York. From 2002 to 2015, Mr. McCall served as a board member or trustee of several organizations, including Ariel Investment, Tyco International, New Plan Realty Corporation and the New York Stock Exchange. Since 2004, Mr. McCall has served as a principal of Covenant Capital, LLC. From 1993 to 2002, Mr. McCall served as the Comptroller of the State of New York, a position in which he was the sole trustee of the second largest public pension fund in the United States. From 1991 to 1993, Mr. McCall served as the President of the New York City Board of Education. From 1986 to 1991, Mr. McCall served as Commissioner of the Port Authority of New York and New Jersey. From 1985 to 1993, Mr. McCall served as a Vice President of Citicorp, Inc. From 1980 to 1981, Mr. McCall served as an ambassador to the United Nations. From 1975 to 1980, Mr. McCall served as a state senator of New York. Mr. McCall received a Bachelor of Arts degree in government from Dartmouth College and a Masters of Arts from Andover Newton Theological Seminary. Mr. McCall was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, and his experience serving on the boards of a number of public and private companies.
Matthew R. Michelini has served as a director of our Company and certain of our subsidiaries since 2010, and is a member of our executive, legal and regulatory, and risk committees. Mr. Michelini serves as a director of ISG, our investment manager. Mr. Michelini is a Senior Partner at Apollo and Co-Head of Apollo’s Hybrid Value Fund and Co-Head of US Financials, having joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini serves on the board of directors of OneMain Holdings and Venerable Holdings, Inc. and previously served on the boards of Aleris International, Noranda Aluminum, Metals USA, and Warrior Met Coal. At Apollo, Mr. Michelini has executed deals across the world including in North America, Europe, and Asia. Mr. Michelini graduated from Princeton University with a B.A. in mathematics and a Certificate in Finance. He received his M.B.A. degree from Columbia University. Mr. Michelini was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Dr. Manfred Puffer has served as a director of our Company since 2012, and is the chair of our risk committee. Dr. Puffer has served as a Senior Advisor to Apollo since October 2008. From 2006 to 2008, Dr. Puffer was a senior managing director in the Financial Institutions Group of Bear Stearns International, Head of Germany, Austria and Eastern Europe and a Member of the European Executive Committee. From 2002 to 2005, Dr. Puffer was a member of the managing board of WestLB AG and Head of the Investment Bank, Fixed Income, Equities and Structured Finance. Currently, Dr. Puffer is a member of the supervisory board of Infineon Technologies AG. Dr. Puffer holds a Ph.D. and a Master of Business Administration from the University of Vienna. Dr. Puffer was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

Marc Rowan has served as a director of our Company since 2009, and is a member of our executive committee. Mr. Rowan has served as a director of ISG, our investment manager, since 2009. Mr. Rowan is the Chief Executive Officer and Co-Founder of Apollo, one of the largest alternative asset managers with assets under management in excess of $455 billion, focused on investments across credit-oriented capital markets, insurance, private equity, and real estate. Mr. Rowan currently serves on the boards of directors of Apollo and Athora Holding Ltd. He has previously served on the boards of directors of numerous other entities, including Apollo portfolio companies, other entities affiliated with Apollo, and other entities. Mr. Rowan is a founding member of Youth Renewal Fund and Vice Chair of Darca, Israel’s top educational network, Chair of the Board of Advisors of the Wharton School, and a member of the University of Pennsylvania’s Board of Trustees. He also serves on the board of directors of OpenDor Media and several technology-oriented companies. He is an Executive Committee member of the Civil Society Fellowship, a partnership of ADL and the Aspen Institute. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and MBA in finance. Mr. Rowan was selected to serve on our board of directors as a result of his service on the boards of numerous public and private companies and his demonstrated track record of success and extensive experience in the financial services sector.
Lawrence J. Ruisi has served as a director of our Company since 2013, and is the chair of our audit committee and is a member of our risk committee. Mr. Ruisi is also a director of a number of our US subsidiaries. As an operating executive, Mr. Ruisi held various senior level positions in the entertainment business, including President & Chief Executive Officer of Loews Cineplex Entertainment Corporation, a movie theatre operator with 400 locations worldwide, and as Executive Vice President and Chief Financial Officer of Columbia Pictures Entertainment. As a non-executive, Mr. Ruisi served on numerous boards including Hughes Communications Inc., UST Inc., InnKeepers USA Trust, Wyndham International, Inc. and Adaptec, Inc. During his tenure on these boards, Mr. Ruisi was Chairman of various audit committees, named designated financial expert and served on both compensation and nominating and corporate governance committees. Mr. Ruisi was Chairman of the Independent Committee of the board of InnKeepers, which oversaw its restructuring, and was Chairman of Special Committees at both Wyndham and Adaptec. Mr. Ruisi began his career at Price Waterhouse & Co., where he was a Senior Manager. He is a Certified Public Accountant and received a Bachelor of Science degree in accounting and a Master of Business Administration in finance from St. John’s University. Mr. Ruisi is currently an adjunct professor of accounting at St. John’s University. Mr. Ruisi was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, his expertise in accounting and financial reporting matters and his experience serving on the boards of numerous public and private companies.
Lynn Swann has served as a director of our company since September 2020. Mr. Swann is president of Swann, Inc., a marketing and consulting firm he founded in 1976. From 2016 to 2019, Mr. Swann served as the Athletic Director of the University of Southern California (USC), where he was responsible for overall administration of 21 women’s and men’s Division I athletic programs at the university. Prior to his role at USC, he worked on-air as a host, reporter and analyst for the American Broadcast Company (ABC-TV) for nearly 30 years and served for two years as chairman of the national board of Big Brothers Big Sisters of America, overseeing management of more than 400 agencies across the United States and establishing Big Brothers Big Sisters as a premier mentoring group. Mr. Swann was the Republican party nominee for Pennsylvania governor in 2006 and was appointed by President George W. Bush as the Chairman of the President’s Council on Fitness, Sports and Nutrition, where he served from 2002 to 2005. Mr. Swann currently serves on the board of directors of Evoqua Water Technologies and American Homes 4 Rent, and has previously served on the boards of a number of publicly-traded, privately-held and non-profit entities, such as Fluor Corporation, Caesar’s Entertainment Corp., Hershey Entertainment and Resorts, H.J. Heinz Company and the Professional Golfers’ Association (PGA) of America. Mr. Swann received a Bachelor of Arts in public relations from the University of Southern California. He is Hall of Fame athlete and former wide receiver for the Pittsburgh Steelers football team. He has also held Series 7 and 63 registrations for securities industry professionals. Mr. Swann was selected to serve on our board of directors as a result of his expertise in business, marketing and community involvement in addition to his public company board experience.

Hope Schefler Taitz has served as a director of our Company and our subsidiary, ALRe, since 2011, and is a member of our risk, legal and regulatory, and conflicts committees. Ms. Taitz is also a director of a number of our US subsidiaries. Ms. Taitz has served as the CEO of ELY Capital since 2014 and the chairperson and CEO of Aequi Acquisition Corp. since 2020. Now acting as an investor and advisor with expertise in media, technology and the consumer, she helps innovative enterprises grow through financial leadership and connections to established corporations. Ms. Taitz, a strong advocate of women on boards, also currently serves on the board of MidCap Finco Holdings Limited and Summit Hotel Properties, Inc. She has previously served on the boards of Apollo Residential Mortgage, Inc., Greenlight Capital Re, Ltd., Diamond International Resorts, Inc., as well as Lumenis Ltd. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)) specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. On the not for profit side, Ms. Taitz focuses on education and is an advocate for STEM. She is a founding executive member of YRF Darca, an emeritus board member of Pencils of Promise, and a member of the undergraduate executive board of The Wharton School at the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code and is now a board member of the New York City Foundation for Computer Science. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.
Arthur Wrubel has served as a director of our Company since August 2016, and is the chair of our nominating and corporate governance and a member of our compensation committee. In 2001, Mr. Wrubel formed Wesley Capital Management, a long/short investment fund focused on real estate securities. Since its inception, Wesley Capital has been among the largest investment funds in the real estate securities sector. In 1993, Mr. Wrubel joined Dickstein & Co., a bankruptcy and event-driven investment fund as a partner. His focus was on real estate and asset backed securities. At Dickstein, Mr. Wrubel was involved in many high-profile real estate corporate restructurings including Olympia & York, Cadillac Fairview, Rockefeller Center Properties, Bramalea, and Trizec. Mr. Wrubel began his career in 1987 at JMB Realty Corporation, where he was an associate in the acquisitions group. Mr. Wrubel currently serves as a member of the Wharton Undergraduate Board at the University of Pennsylvania. Mr. Wrubel received a Bachelor of Science in economics from The Wharton School at the University of Pennsylvania. Mr. Wrubel was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
Fehmi Zeko has served as a director of our Company since March 2018 and is a member of our nominating and corporate governance committee. Mr. Zeko currently serves as CEO of Zeko Partners LLC, Senior Advisor at CDX Advisors and a General Partner at Great Point Capital Management. From 2015 to March 2018, Mr. Zeko served as Vice Chairman, Global Technology, Media and Telecommunications Investment Banking Group at Bank of America Merrill Lynch. In this role he helped organize and execute the strategic plan to reposition the entire Technology, Media and Telecom franchise for large cap coverage globally. Prior to Bank of America, Mr. Zeko was Senior Managing Director, Group Head North America and Global Chairman, Telecom, Media, Entertainment and Technology (“TMET”) at Macquarie Capital, where he led the firm’s Global TMET Investment Banking and Principal Investing Practice. Prior to joining Macquarie Capital, Mr. Zeko was Vice Chairman and Co-Founder of the Foros Group, where he led the firm’s Media and Communication Advisory Practice. Prior to that, Mr. Zeko held senior investment banking positions at Deutsche Bank and Citigroup. Mr. Zeko currently serves on the board of directors of Entravision Communications Corporation. He received his Bachelor of Business Administration and Master of Business Administration in Finance from Texas Christian University’s Neeley School of Business. Mr. Zeko was selected to serve on our board of directors as a result of his extensive financial and global experience.

CORPORATE GOVERNANCE
Corporate Governance
Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 16 members. Six of our directors are employees of or consultants to Apollo or its affiliates (including Mr. Belardi, our Chairman, Chief Executive Officer and Chief Investment Officer, who is also Chairman and Chief Executive Officer of ISG. We believe that it is appropriate, given Mr. Belardi’s in-depth knowledge of the Company and our business and industry and his ability to formulate and implement strategic initiatives, that the offices of Chief Executive Officer and Chairman have been vested in Mr. Belardi.
Under our bye-laws, our board of directors may consist of not less than two and not more than 17 directors. Our board size is currently set at 16 members. If there is a vacancy on our board of directors due to the death, disability, disqualification, removal or resignation of a director, or there is an increase in the number of our directors or a failure to elect a director at a shareholder meeting, the board of directors may appoint any person as a member of the board of directors on an interim basis until the next annual general meeting provided that such person has been approved by a majority of the nominating and corporate governance committee. At the next annual general meeting, the newly appointed director will be put to a shareholder vote. Persons appointed by the board of directors to fill vacancies must be approved by a majority of the board of directors.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Beilinson, Borden, Leach, McCall, Ruisi, Swann, Wrubel, Zeko and Ms. Hormozi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors meets the independence requirements of the NYSE listing rules. Consequently, a majority of our directors are independent directors. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and non-Apollo director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our common shares by such director and any transactions involving them described under “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” herein.
Classified Board of Directors
Our bye-laws provide for our board of directors to be divided into three classes with members of each class serving staggered three-year terms. Only one class of directors will be elected at each annual general meeting of shareholders, with directors in other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

•our Class I directors are Messrs. Belardi, Leach, Lohr, Michelini and Rowan and their terms will expire at our annual general meeting to be held in 2022;

•our Class II directors are Messrs. Kleinman, Ruisi, Wrubel and Zeko and Ms. Taitz and their terms will expire at our annual general meeting to be held in 2023; and

•our Class III directors are Messrs. Beilinson, Borden, McCall and Swann and Dr. Puffer and Ms. Hormozi and their terms will expire at our annual general meeting to be held in 2021.
Mr. Swann has been appointed to the board of directors subject to being nominated and elected by shareholders at the 2021 annual general meeting. If elected at the 2021 annual general meeting, Mr. Swann will be a Class III director whose term will expire at our annual general meeting to be held in 2024.
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
Lead Independent Director
Mr. Beilinson is our Lead Independent Director. In this role, the Lead Independent Director, among other things, presides at executive sessions of the independent directors, serves as liaison between the chairman and the independent directors, reviews board meeting schedules and agendas, reviews information sent to the board and is authorized to call meetings of the independent directors.
Committees of the Board of Directors
Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has seven standing committees: audit, compensation, nominating and corporate governance, legal and regulatory, conflicts, executive and risk. The table below shows the membership for each of the board of directors’ standing committees.

Audit Committee	Compensation Committee	Conflicts Committee	Legal and Regulatory Committee
Lawrence J. Ruisi (Chair)*	Marc Beilinson (Chair)*	Marc Beilinson*	Mitra Hormozi (Chair)*
Robert Borden*	Mitra Hormozi*	Robert Borden*	Marc Beilinson*
Brian Leach*	Arthur Wrubel*	Hope Taitz	Matthew Michelini
Hope Taitz

Executive Committee	Nominating and Corporate Governance Committee	Risk Committee
James R. Belardi	Arthur Wrubel (Chair)*	Manfred Puffer (Chair)
Marc Rowan	H. Carl McCall*	Robert Borden*
Matthew Michelini	Fehmi Zeko*	Brian Leach*
Matthew Michelini
Lawrence J. Ruisi*
Hope Taitz

* Independent director for purposes of the NYSE corporate governance listing requirements.

Audit Committee
The audit committee’s duties include, but are not limited to, assisting the board of directors with its oversight and monitoring responsibilities regarding:

•the integrity of the Company’s consolidated financial statements and financial and accounting processes;

•compliance with the audit, legal, accounting and internal controls requirements by AHL and its subsidiaries;
•the independent auditor’s qualifications, independence and performance;
•related party transactions other than transactions between AHL and its subsidiaries, on the one hand, and Apollo and its affiliates (other than AHL and its subsidiaries), on the other hand, and other related party transactions ancillary thereto that are required to be reviewed by the conflicts committee or by the disinterested directors on our board of directors as described under “—Conflicts Committee” below, or are expressly exempt from such review under our internal policies;
•the performance of the Company’s internal control over financial reporting and its subsidiaries’ internal control over financial reporting (including monitoring and reporting by subsidiaries) and the function of the Company’s internal audit department;
•the Company’s legal and regulatory compliance and ethical standards;
•procedures to receive, retain and treat complaints regarding accounting, internal controls over financial reporting or auditing matters and to receive confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and
•the review of the Company’s financial disclosure and public filings.
Our audit committee is currently comprised of Messrs. Leach, Ruisi and Borden. Mr. Ruisi is the chair of the audit committee. The board of directors has determined that each of Messrs. Ruisi, Leach and Borden meet the independence requirements of the NYSE rules and the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. The board of directors has determined that each member of our audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. The chair of our audit committee, Mr. Ruisi, is an independent director and an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. Our board of directors has approved a written charter under which the audit committee will operate. A copy of the charter of our audit committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this Amendment.
Pre-Approval Policies and Procedures of the Audit Committee
The audit committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the Company’s independent auditor. The audit committee will, on an annual basis, review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by the Company’s independent auditor. To the extent practicable, the audit committee will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be approved by the audit committee. All requests or applications for the independent auditor to provide services to the Company over certain thresholds shall be submitted to the audit committee or the Chairperson thereof. The audit committee considered whether the provision of non-audit services performed by the Company’s independent auditor was compatible with maintaining the independent auditor’s independence during 2020. The audit committee concluded in 2020 that the provision of these services was compatible with the maintenance of the independent auditor’s independence in the performance of its auditing functions during 2020. All services were approved by the audit committee or were pre-approved under the audit committee’s pre-approval policy.
REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
The following Report of the Audit Committee of the Board of Directors of the Company does not constitute soliciting material and should not be deemed filed or incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act, except to the extent the Company specifically incorporates this Report by reference.
The audit committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2020 with management and the independent auditors. The independent auditors have discussed with the audit committee the matters required to be discussed by the independent auditors under the rules adopted by the Public Company Accounting Oversight Board and the SEC. The independent auditors have also provided to the audit committee the written disclosures and the letter required by the applicable rules of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and the audit committee has discussed with the independent auditors their independence from the Company. The independent auditors and the Company’s internal auditors had full access to the audit committee, including meetings without management present as needed.
Based on the audit committee’s review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
AUDIT COMMITTEE
Lawrence J. Ruisi, Chairman
Brian Leach
Robert Borden
Compensation Committee
The purposes of the compensation committee are generally to:

•review and approve annually corporate goals and objectives, including financial and other performance targets, relevant to Chief Executive Officer and executive officer compensation;
•review and approve annually corporate goals and objectives, including financial and other performance targets, relevant to compensation paid to the other executive officers and key employees of the Company and its subsidiaries;

•review, approve and, when necessary, make recommendations to the board of directors regarding the Company’s compensation plans for executive officers and key employees, including with respect to incentive compensation plans and share-based plans, policies and programs;
•review and administer the Company’s share incentive plans and any other share-based plan and any incentive-based plan of the Company and its subsidiaries, including approving grants and/or awards of restricted stock, stock options and other forms of equity-based compensation under any such plans to executive officers, and, at its discretion, delegate authority to senior management to administer such plans for employees of the Company who are not executive officers and key employees;
•review and approve, for the Chief Executive Officer and other executive officers of the Company, when and if appropriate, employment agreements, severance agreements, consulting agreements and change in control or termination agreements and any benefits or perquisites not broadly applicable to the employee population;
•prepare the compensation committee report to be included in an annual report or proxy statement, as required by applicable SEC and NYSE rules;
•review periodically the Company’s compensation plans, policies and programs to assess whether such policies encourage excessive or inappropriate risk-taking or earnings manipulation;
•review the results of any advisory stockholder votes on executive compensation and consider whether to recommend adjustments to the Company’s executive compensation policies and practices as a result of such vote; and
•monitor compliance with stock ownership guidelines for the Chief Executive Officer and other executive officers of the Company.
Our compensation committee is comprised of Messrs. Beilinson and Wrubel and Ms. Hormozi. Mr. Beilinson is the chair of the compensation committee. The board of directors has determined that each of Messrs. Beilinson and Wrubel and Ms. Hormozi meet the independence requirements of the NYSE rules and therefore all members of the compensation committee are independent directors. Our board of directors has approved a written charter under which the compensation committee will operate. A copy of the charter of our compensation committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this Amendment.
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
The compensation committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
COMPENSATION COMMITTEE
Marc A. Beilinson, Chairman
Mitra Hormozi
Arthur Wrubel
Nominating and Corporate Governance Committee
The purposes of the nominating and corporate governance committee are to:

•identify, evaluate and recommend individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•select, or recommend that our board of directors select, the director nominees to stand for election at each annual general meeting of shareholders of the Company or to fill vacancies on our board of directors;
•develop and recommend to our board of directors a set of corporate governance guidelines applicable to the Company and its subsidiaries; and
•oversee the annual performance evaluation of our board of directors and each of its committees.
The nominating and corporate governance committee recommends directors eligible to serve on the committees of our board of directors. The nominating and corporate governance committee also reviews and evaluates, in accordance with our bye-laws, all shareholder director nominees. All shareholder director nominations must be made in accordance with the requirements of our bye-laws, which specify the appropriate period of notice and enumerate certain required disclosures the shareholder must include with his or her notice of intent to the Company when making a director nomination.
In recommending directors and evaluating shareholder director nominees, the nominating and corporate governance committee as a general matter seeks to compose the Company’s board to be of effective size and composition with a diversity of backgrounds, skills and experiences. The nominating and corporate governance committee, considers several additional factors, including the potential directors’:

•fitness and propriety for the position, including a high level of professional ethics, integrity, leadership values and the ability to exercise sound judgment;
•useful qualifications, industry experience, technical expertise; education and other skills and expertise, as well as the interplay of those factors with the qualifications and experience of incumbent directors;
•a willingness and ability to devote the time necessary to carry out the duties and responsibilities of board membership;
•a desire to oversee that the operations and financial reporting are effected in an accurate and transparent manner and in compliance with applicable laws, rules and regulations;

•diversity, including gender, race, national origin, ethnicity and age; and
•a dedication to the representation of the best interests of the Company and its shareholders.
Our nominating and corporate governance committee is comprised of Messrs. Wrubel, McCall, and Zeko. Mr. Wrubel is the chair of the nominating and corporate governance committee. The board of directors has determined that each of Messrs. Wrubel, McCall, and Zeko meet the independence requirements of the NYSE rules and therefore all members of our nominating and corporate governance committee are independent directors. A copy of the charter of our nominating and corporate governance committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this Amendment.

Legal and Regulatory Committee
The purposes of the legal and regulatory committee are generally to provide oversight and monitoring of:
•material litigation and other disputes;
•material regulatory matters, including investigations, enforcement actions and other inquiries;
•compliance with material laws and regulations;
•material compliance, legal and regulatory programs, policies and procedures; and
•environmental, governance and corporate social responsibility matters.
The committee’s oversight responsibilities complement those of the audit committee (with respect to the Company’s compliance with legal and regulatory requirements) and the nominating and corporate governance committee (with respect to the Company’s corporate governance). Our legal and regulatory committee is comprised of Messrs. Beilinson and Wrubel, and Mses. Taitz and Hormozi. Ms. Hormozi is the chair of the legal and regulatory committee.
Conflicts Committee
Because the Apollo Group has a significant voting interest in AHL, and because AHL and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, our bye-laws require us to maintain a conflicts committee designated by our board of directors, comprised solely of directors who are not general partners, directors, managers, officers or employees of the Apollo Group. The conflicts committee meets at least quarterly and consists of Messrs. Beilinson and Borden and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between AHL and its subsidiaries, on the one hand, and members of the Apollo Group, on the other hand, including any modification or waiver of the IMAs (as defined herein) with ISG, subject to certain exceptions. The conflicts committee is also responsible for the review and approval of related party transactions that are incidental or ancillary to the foregoing transactions and other related party transactions relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group. For a description of the functions of the conflicts committee and such exceptions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transaction Policy.”
Executive Committee
The executive committee is responsible for facilitating the approval of certain actions that do not require consideration by the full board of directors or that are specifically delegated by the board of directors to the executive committee. The executive committee possesses and may exercise all powers of the board of directors in the management and direction of the Company’s business consistent with our bye-laws, applicable law (including any applicable rule of any stock exchange or quotation system on which our common shares are then listed) and our operating guidelines, except that the executive committee shall not perform such functions that are expressly delegated to other committees of the board of directors. The executive committee does not have the power to:

•declare dividends on or distributions of or in respect of shares of the Company that, in each case, is not within the scope of authority previously delegated to the executive committee by action of the board of directors;
•issue shares or authorize or approve the issuance or sale, or contract for sale, of shares or determine the designation and relative rights, preferences and limitations of a series or class of shares unless specifically delegated by action of the board of directors to the executive committee or a subcommittee of the executive committee;
•recommend to shareholders any action that requires shareholder approval;
•recommend to shareholders a dissolution or winding up of the Company or a revocation of a dissolution or winding up of the Company;
•amend or repeal any provision of the memorandum of association or bye-laws;
•agree to the settlement of any litigation, dispute, investigation or other similar matter with respect to the Company that is not within the scope of authority previously delegated to the executive committee by the board of directors;
•approve the sale or lease of real or personal property assets with a fair value greater than a threshold amount specifically delegated to the executive committee by the board of directors;
•authorize mergers (other than a merger of any wholly-owned subsidiary with the Company), acquisitions, joint ventures, consolidations or dispositions of assets or any business of the Company or any investment in any business or Company by the Company with a fair value in excess of a threshold amount specifically delegated to the executive committee by the board of directors; or approve the sale, lease, exchange or encumbrance of any material asset of the Company that, in each case, is not within the scope of authority previously delegated to the executive committee by action of the board of directors; or
•amend, alter or repeal, or take any action inconsistent with any resolution or action of the board of directors.
Our executive committee is comprised of Messrs. Belardi, Michelini and Rowan.

Risk Committee
The risk committee’s duties are to oversee the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks to the Company; assist our board of directors and our board committees in fulfilling their oversight responsibilities for the risk management function of the Company; approve the stress test assumption and limits utilized in our stress test scenario analyses and engage in such activities as it deems necessary or appropriate in connection with the foregoing. In assessing risk, the risk committee assesses the risk of the Company and its subsidiaries as a whole. The risk committee’s role is one of oversight. Management of the Company is responsible for developing and implementing the systems and processes designed to identify, manage and mitigate risk. Members of the risk committee are selected for their experience in managing risks in financial and/or insurance enterprises. Our risk committee meets quarterly and is comprised of Messrs. Borden, Leach, Michelini and Ruisi, Ms. Taitz and Dr. Puffer. Dr. Puffer is the chair of the risk committee.
Management Committees
An integral component of our corporate governance structure is our management committees. Management committees report to our senior officers, including our Chief Executive Officer, President, Chief Financial Officer, and Chief Risk Officer and to committees of our board of directors. Management committees are comprised of members of senior management and are designed to oversee business initiatives and to manage business risk and processes, with each committee focused on a discrete area of our business. The following is a description of certain of our management committees:

•Management Executive Committee: oversees all of our strategic initiatives and our overall financial condition.
•Management Risk Committee: oversees overall corporate risk, including credit risk, interest rate risk, equity risk, business risk, operational risk and other risks we confront. The committee reports to the board risk committee.
•Operational Risk Committee: a subcommittee of the Management Risk Committee which oversees operational risk, including information security, disaster recovery, trading activities and operational management of our annuity portfolio.
•Management Investment and Asset Liability Committee: focuses on strategic decisions involving our investment portfolio and asset allocation, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions as well as monitoring investment, credit, liquidity and asset/liability risks. The committee reports to the board risk committee.
•Management Balance Sheet Committee: a subcommittee of the Management Executive Committee which operates as a forum for senior management to oversee and provide guidance on sources and uses of the Company’s capital, review transactions above certain thresholds and provide recommendations to our board of directors, review balance sheet structure and review other matters having material impacts to financial statements.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2020, Messrs. Wrubel and Beilinson, and Ms. Hormozi each served on our compensation committee.

None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our compensation committee or as a director on our board of directors.
Communications with the Board of Directors
Shareholders and other interested parties may communicate with members of the board of directors (either individually or as a body) by addressing correspondence to that individual or body to Athene Holding Ltd., Second Floor, Washington House, 16 Church Street, Hamilton HM 11, Bermuda.
Shareholders and other interested parties may specifically direct their communications to any of the independent directors, including the Committee Chairs and the Lead Independent Director, by addressing correspondence to that individual or body to Athene Holding Ltd., Second Floor, Washington House, 16 Church Street, Hamilton HM 11, Bermuda.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
We have adopted corporate governance guidelines and a code of business conduct and ethics that applies to all of our directors, officers and employees. These documents are available at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this Amendment. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting information about amendments to, or waivers from a provision of, our code of business conduct and ethics that apply to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer on our website at the address given above.

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
Compensation Discussion and Analysis (“CD&A”)
Introduction
Our NEOs, comprised of our principal executive and financial officers, our three highest paid executive officers other than our principal executive and financial officers, and a former executive officer, are as follows:

Executive	Title
James R. Belardi	Chairman, Chief Executive Officer and Chief Investment Officer
Martin P. Klein	Executive Vice President and Chief Financial Officer
William J. Wheeler	President
Grant Kvalheim	Executive Vice President, AHL and Chief Executive Officer and President, Athene USA Corporation
John L. Golden	Executive Vice President and General Counsel
John M. Rhodes	Former Executive Vice President and Chief Risk Officer*

*Mr. Rhodes separated from the Company on December 28, 2020, having served as Executive Vice President and Chief Risk Officer of the Company through May 17, 2020.
Despite the challenging environment caused by the COVID-19 pandemic, in general, the Company’s business performed strongly in 2020. Except for certain supplemental cash bonus awards as described more fully in “Equity and Long-Term Incentive Awards – Cash Bonus Awards” below, the compensation committee did not make any adjustments to the Company’s executive compensation program as a result of the impact of the COVID-19 pandemic.
Compensation Framework
Goals, Principles and Process
Our compensation committee believes that our executive compensation program should reward actions and behaviors that support policyholder protection, drive long-term and profitable revenue growth, and create sustainable shareholder value. The compensation committee has sought to foster these objectives through a compensation program that focuses on increasing our executives’ personal interest in our growth and success through performance-based annual incentive awards and ownership of our Class A common shares. We believe that these awards create a balanced focus on our short-term and long-term strategic and financial goals. Our executive compensation program is designed to:

•attract, retain and motivate high-performing talent;
•reward outstanding performance;
•align executive compensation elements with both short-term and long-term company performance; and
•align the interests of our executives with those of our stakeholders.
Our compensation committee has the responsibility for overseeing and approving the compensation of all of our executive officers. Our compensation committee also receives input from the compensation committee’s independent compensation consultant and recommendations from Mr. Belardi regarding the compensation arrangements for executive officers other than himself. None of our NEOs participated in the determination of their own compensation.
In late 2019, our compensation committee conducted a review of the Company’s executive compensation program, with the assistance of the compensation committee’s independent compensation consultant, Willis Towers Watson. Willis Towers Watson provided input on the Company’s overall incentive design and a benchmarking analysis with respect to our executive officer compensation program. When setting 2020 NEO compensation, our compensation committee considered survey data from the 2019 Willis Towers Watson CDB Financial Services Executive Compensation Database, as well as compensation data from a group of peer companies (the “Peer Group”) to evaluate compensation arrangements against those of the Company. Informed by Willis Towers Watson’s analysis in 2019, the compensation committee approved certain changes to the Peer Group to better align the core business lines of the constituent companies with the core business lines of the Company. As a result, Sun Life Financial Inc. was removed, and Ameriprise Financial, Inc. was added to the Peer Group which was used to evaluate 2020 compensation decisions. The companies in the Peer Group were selected based on one or more of the following characteristics: similar in size to the Company; the companies are industry competitors; or the companies are considered a source of talent. Even though some of the Peer Group companies have larger revenues and market capitalization than the Company, the compensation committee determined that each company was an appropriate peer based on such company being an industry competitor or a source of talent, as well as the Company’s recent and potential future growth. The Peer Group used to evaluate 2020 compensation decisions consisted of the following ten publicly-traded financial services companies:

Ameriprise Financial, Inc.	Principal Financial Group, Inc.
Brighthouse Financial	Prudential Financial, Inc.
Equitable Holdings, Inc.	Reinsurance Group of America
Globe Life Inc.	Unum Group
Lincoln National Corporation	Voya Financial, Inc.
While our compensation committee considers compensation between the 50th and 75th percentile of the Peer Group when setting executive compensation, it does not believe it appropriate to establish compensation levels based only on market practices. Our compensation committee believes that compensation decisions are complex and require a deliberate review of Company performance and peer compensation levels. The factors that influence the amount of compensation awarded include market competition for a particular position, an individual’s experience and past performance inside or outside the Company, compensation history, role and responsibilities within the Company, tenure with the Company and associated institutional knowledge, long-term potential with the Company, contributions derived from creative and innovative thinking and leadership, industry expertise, past and future performance objectives and the value of the position within the Company.
In addition to executive compensation consulting services, for which the Company paid $266,612 in the aggregate for 2020, Willis Towers Watson provided other services during 2020 for which the Company paid $2,670,768 in the aggregate. Other services provided to the Company were within the following business segments: (i) investment, risk and reinsurance, (ii) human capital and benefits, and (iii) corporate risk and brokerage.
The decision to engage Willis Towers Watson for the other services was made by management. Although the compensation committee did not approve such other services, the compensation committee assessed the independence of Willis Towers Watson pursuant to SEC rules and NYSE listing standards and concluded that Willis Towers Watson’s work did not raise any conflict of interest.
2020 Compensation Elements
Base Salary
Base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills, length of service, and individual performance and contributions.
Annual Incentive Awards
As further discussed below in “ —2020 Compensation Decisions,” we grant annual cash incentive awards to our NEOs based on the achievement of financial, operational and personal objectives. In general, these objectives are communicated to our NEOs at the beginning of the year, and the compensation committee determines the amount of the awards after the completion of the performance period. The annual incentive award payout for each NEO is subject to a personal performance modifier that allows for an adjustment in payout based on a holistic assessment of each NEO’s individual performance.
In addition, the portion of the annual incentive award payout that is based on corporate financial and operational goals can be overridden to 0% for the NEOs at the discretion of the risk and compensation committees in the event of a material breach of a risk threshold, but only to the extent such breach is not approved by the board of directors or risk committee in advance, or waived by the board of directors or risk committee in retrospect.
Long-Term Incentive Awards
In general, the Company’s long-term incentive compensation program is designed to recognize the scope of an individual’s responsibilities, reward demonstrated performance and leadership, further align the interests of award recipients with those of the Company’s shareholders and retain award recipients through the vesting period. Important factors in determining the amount of grants awarded to each NEO include the size of past grant amounts, individual performance and expected future contributions to the Company.
The 2020 long-term incentive awards to executive officers were comprised of 50% performance-based restricted share units (“RSUs”), 25% time-based RSUs and 25% time-based stock options, determined based on target grant date value. The form and annual amount of the long-term incentive awards are determined by the compensation committee with input from Willis Towers Watson. We use grants of stock options to focus our executives on delivering long-term value to shareholders because options have intrinsic value only to the extent that the price of our stock on the date of exercise exceeds the stock price on the grant date. We also use stock options to retain executives, since the stock options vest ratably over a three-year period, provided the recipient remains employed through the applicable vesting date. We believe that time-based RSUs further align the interests of our executives with those of our shareholders and also serve to retain executives, as these RSUs also vest ratably over a three-year period, provided the recipient remains employed through the applicable vesting date.
We use performance-based RSUs to motivate our executives to achieve pre-established performance goals designed to be aligned with shareholder value creation and to retain our executives, as recipients must generally remain employed with the Company through the three-year performance period. The performance-based RSUs included in our 2020 long-term incentive award program vest and are payable following the three-year performance period (2020-2022) only if we achieve specified goals based on three equally weighted performance metrics: average annual adjusted return on equity, cumulative adjusted operating income, and adjusted book value per share for the three-year performance period. The target levels of these goals were designed to be challenging but reasonably achievable with strong management performance.
Athene Plan Points
On February 18, 2020, Messrs. Belardi, Wheeler, Klein, Kvalheim, Rhodes and Golden as well as certain other members of our senior management were granted limited partner interests in a newly authorized subsidiary of the Company (Athene Plan LP) in the form of “Athene Plan Points.” Each Athene Plan Point generally represents the right to participate in 1/1500th of the carried interest received by Apollo ADIP Advisors, L.P. (ADIP GP) from the Apollo/Athene Dedicated Investment Program (ADIP). Athene Plan Points represent incentive compensation in connection with, and based on the performance of, ADIP. We believe these grants further align award recipients with our strategic objective to deploy excess capital at attractive risk-adjusted returns across our various liability channels and, in particular, we believe that the efforts of our personnel who will be receiving these allocations are critical to achieving a successful, risk-adjusted return at ADIP and ACRA. In addition, these grants provide a key retention tool for personnel who are deemed key to the success of ADIP and ACRA, and therefore key to our success more broadly.
ALRe is the general partner of Athene Plan LP. Athene Plan LP is a limited partner in the ADIP GP and entitled to one-third of the carried interest allocated to the ADIP GP from ADIP. The value of the carried interest is calculated in a manner customarily used in the investment fund industry and is based on a percentage of the total returns on ADIP’s capital after ADIP investors receive a preferred return. Distributions (other than tax distributions) will not be made with respect to Athene Plan Points until ADIP has returned contributed capital to its limited partners and made distributions in excess of a specified performance return. Any distributions made with respect to Athene Plan Points are expected to be paid in cash.
Messrs. Belardi, Wheeler, Klein, Kvalheim, Rhodes and Golden were granted 76, 59.5, 32.5, 32.5, 16 and 32.5 Athene Plan Points, respectively, and they may receive additional Athene Plan Points upon the forfeiture of Athene Plan Points by other participants. A participant’s Athene Plan Points are treated as fully vested for purposes of receiving distributions while the participant remains employed by us or our affiliates. Upon a termination of employment (other than for cause), a participant will be eligible to retain up to a maximum of 75% of his or her Athene Plan Points, with the actual number of Athene Plan Points retained to be determined based on a five-year monthly vesting schedule beginning on October 1, 2019, the date the ACRA joint venture began.
A participant will forfeit all of his or her Athene Plan Points upon a termination for cause or upon a breach of applicable confidentiality, non-competition, non-solicitation, non-disparagement or other post-separation covenants. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” for further discussion regarding ACRA and ADIP.
Amounts will be reflected in the Summary Compensation Table in the year in which distributions are made to the holders of Athene Plan Points.
Other Compensation Practices
Employment Agreements
We have entered into employment agreements with certain of our NEOs, as follows:
Belardi Agreement
As Mr. Belardi also serves as ISG’s Chairman and Chief Executive Officer, he has separate employment agreements with both the Company and with ISG. Under these agreements, Mr. Belardi is entitled to receive, among other benefits, a base salary and is eligible to receive an incentive award each fiscal year during the term of employment. For 2020, ISG and the compensation committee of AHL consulted with each other to determine Mr. Belardi’s total base salary, incentive award targets and actual incentive awards. Pursuant to an understanding between AHL and ISG, the parties have agreed that each is responsible for paying half of Mr. Belardi’s base salary and incentive awards. Either party, at its sole discretion, may pay its portion of the incentive award in the form of cash or equity. The target incentive award is 100% of Mr. Belardi’s base salary, but the actual incentive award is determined by our compensation committee and ISG’s compensation committee, based on non-alternative investment performance relative to the Barclays US Aggregate Bond Index, aggregate alternative investment net performance relative to the Company’s underwriting target, and other corporate performance targets established by the compensation committee. We report our portion of Mr. Belardi’s total annual salary and incentive award in our 2020 Summary Compensation Table. In addition, ISG retains discretion to pay other elements of compensation under the employment agreement with ISG or otherwise as it deems appropriate in its sole discretion.
Mr. Belardi’s employment agreement with us has a three-year initial term that expired on November 3, 2016 which automatically extends for subsequent one-year terms unless one party gives notice of non-renewal prior to expiration of the then current term. Pursuant to his employment agreement, severance is payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability. Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata incentive award for the year of termination based, in part, on the incentive award and annual salary paid to him in the year preceding his termination. In the event of involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. In the event of involuntary termination other than due to non-renewal by the Company, under the terms of the employment agreement, any outstanding and unvested time-based restricted shares that were scheduled to vest during the one-year period following the termination date will immediately vest. As a condition to his receipt of the severance payments and benefits described above, Mr. Belardi must timely execute (and not revoke) a general release of claims against the Company and its affiliates. Mr. Belardi’s employment agreement with the Company also contains customary restrictive covenants, including confidentiality and nondisclosure covenants, a covenant not to compete with, or solicit customers of, the Company or ISG for 12 months following termination, and a covenant not to solicit employees of the Company or ISG for 24 months following termination.
Wheeler Agreement
Pursuant to his employment agreement, Mr. Wheeler is entitled to receive a minimum base salary of $1,250,000 and is eligible to receive an annual incentive award each fiscal year he is employed. The annual incentive award opportunity and payouts are determined by the compensation committee in its sole discretion, with payouts determined based on performance objectives (which may include corporate, financial, strategic, individual or other objectives) established by the compensation committee. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice.
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
Klein Agreement
Pursuant to his employment agreement, Mr. Klein is entitled to receive a minimum base salary of $550,000 and is eligible to receive an annual incentive award each fiscal year he is employed. The annual incentive award opportunity and payouts are determined by the compensation committee in its sole discretion, with payouts determined based on performance objectives (which may include corporate, financial, strategic, individual or other objectives) established by the compensation committee. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice.
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
Rhodes Transition Agreement
On June 12, 2020, in connection with Mr. Rhodes’ transition from his role as Chief Risk Officer and eventual separation from the Company in December 2020, the Company and Mr. Rhodes entered into a transition agreement (Transition Agreement), pursuant to which Mr. Rhodes resigned from all roles and capacities with the Company, including as Executive Vice President and Chief Risk Officer, as of May 17, 2020 and agreed to serve as special advisor to the Company’s Chief Risk Officer for the remainder of his employment with the Company (Transition Period). Under the Transition Agreement, Mr. Rhodes received or is entitled to receive the following: (i) base salary continuation during the Transition Period; (ii) an annual incentive bonus for 2020 in the amount of $750,000, representing his target annual incentive award opportunity; and (iii) continued vesting of equity awards and carried interest points until termination of employment from the Company in accordance with the terms of the applicable award agreements. As a result of Mr. Rhodes’ separation of service due to disability, his unvested equity awards vested immediately as of December 28, 2020, the date of his separation from the Company, and Mr. Rhodes’ original grant of 16 Athene Plan Points was reduced to 7.4 points per the terms of the applicable award agreement. The Transition Agreement also provides for a release of claims by Mr. Rhodes and includes and incorporates the non-competition, non-solicitation, and other restrictive covenants set forth in his prior equity awards. The compensation committee approved the Transition Agreement after considering the desire for Mr. Rhodes’ continued service as a special advisor to the Chief Risk Officer during the transition period.
Use of Corporate Aircraft
The Company utilizes corporate aircraft for efficiency and business planning purposes. Personal use of corporate aircraft is subject to a formal policy approved by the compensation committee that sets forth the criteria and procedures applicable to its use. Mr. Belardi and the Company have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including any tax payments) shall not exceed $120,000 in any fiscal year of the Company. Occasionally, a guest may accompany Mr. Belardi on corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to the Company and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year. There was no personal use of corporate aircraft by Mr. Belardi or any other NEO during 2020.
Executive Stock Ownership Guidelines
We require management at the Senior Vice President level and above, including our NEOs, to own significant amounts of our Class A common shares. The value of Class A common shares that must be held is set at a multiple of the individual’s base salary. Covered executives have five years from the adoption of the stock ownership guidelines or, if later, the appointment to a covered position to satisfy the applicable stock ownership guideline.

Position	Multiple
Chief Executive Officer/President	6X
Executive Vice President	3X
Senior Vice President	2X
Purchased and restricted Class A common shares, shares acquired upon the vesting of Class A RSUs, vested warrants to purchase Class A common shares and vested stock options will count toward this requirement. Covered executives must retain at least 75% of all equity holdings in the Company until they meet their respective stock ownership requirements. As of March 31, 2021, each of our continuing NEOs met the applicable guideline.
Review of Compensation Policies and Practices Related to Risk Management
Effective risk management is central to our success, and compensation is carefully designed to be consistent with our risk management framework and controls. If the Company’s performance is obtained in a manner inconsistent with this framework or these controls, then the compensation committee has the discretion, with input from the risk committee, if necessary, to decrease or not award any bonuses to our NEOs and other executive officers. In addition, the performance objectives for our Chief Risk Officer and the other employees in our risk management function are based in part on the effectiveness of our risk management policies and procedures. We have determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. This compensation risk assessment was conducted with the assistance of our Chief Risk Officer and other employees in our risk management function.
Consideration of Say On Pay Vote
As part of its ongoing review of the Company’s executive compensation program, the compensation committee considered the approval by approximately 98% of the votes cast for the Company’s “say on pay” vote at the Company’s 2020 annual general meeting of shareholders. After considering the 2020 “say on pay” results, the compensation committee determined that the Company’s executive compensation objectives and compensation elements continued to be appropriate and did not make any specific changes to the Company’s executive compensation program in response to the 2020 “say on pay” vote.
2020 Compensation Decisions
Base Salary
Mr. Belardi’s base salary increased from $680,000 in 2019 to $705,000 in 2020 and Mr. Wheeler’s base salary increased from $1,250,000 in 2019 to $1,275,000 in 2020. During 2018 and 2019, Mr. Belardi’s base salary decreased by an aggregate of $245,000 to offset fees paid by the Company for financial and estate planning services on Mr. Belardi’s behalf, primarily to assist Mr. Belardi with estate planning with respect to his holdings of Company equity. The Company’s payment for financial advisory services and the corresponding decrease in Mr. Belardi’s base salary continued in 2020. The compensation committee continues to believe that the financial advisory services provided to Mr. Belardi are in the interests of the Company. Our other NEOs’ base salaries in 2020 remain unchanged from 2019 levels.
Annual Incentive Awards
The NEO annual incentive awards in 2020 were based on a combination of five overall corporate financial and operational goals, which comprised 50% of the award for Mr. Belardi and 75% of the award for our other NEOs, and individualized performance goals, which comprised 50% of the award for Mr. Belardi and 25% of the award for our other NEOs. For 2020, the compensation committee established target incentive award opportunities of approximately 97%, 124%, 190%, 188%, 132% and 150% of base salary for Mr. Belardi, Mr. Wheeler, Mr. Kvalheim, Mr. Klein, Mr. Golden and Mr. Rhodes, respectively. Mr. Kvalheim’s target incentive award opportunity in 2020 increased from 2019 as a result of a market adjustment as well as Mr. Kvalheim’s strong individual performance and substantial contribution to the Company’s overall performance in fiscal year 2019. Though the fees for estate planning services paid for on Mr. Belardi’s behalf are not a part of his base salary, as stated above, such aggregate amount of fees were considered part of his base salary solely for the purpose of establishing his target incentive award opportunity. Each NEO, other than Mr. Belardi, was eligible for a total annual incentive award payout ranging from 0% to 200% of such NEO’s target award opportunity, with a payout range of 0% to 168% for the corporate performance component of the incentive award. Mr. Belardi was eligible for a total annual incentive award payout ranging from 0% to 139% of his target award opportunity, with a payout range of 0% to 168% for the corporate performance component of his incentive award. Pursuant to the terms of the Transition Agreement described above, Mr. Rhodes received a 2020 annual incentive bonus of $750,000, which represented 100% of his target award opportunity.

The corporate performance measurements, their respective weightings, 2020 performance and achievement with respect to these measurements, and payout level are set forth below. We believe the targets were designed to be reasonably achievable with strong management performance and the coordinated, cross-functional focus and effort of the NEOs, and did not reflect unrealistic targets that may encourage excessive risk-taking. The targets for the corporate financial and operational measures were determined in relation to the Company’s internal business plan for the year and were set prior to the full onset of the COVID-19 global pandemic. Despite the challenging environment caused by the pandemic, we did not make any adjustments to any of the corporate performance measurements or targets.

Objectives	Weight	Measurement	Target	2020 Performance	Payout Level
Overall profitability	35%	Adjusted operating income(1)	$1.440B	$1.283B	64%
Expense management	15%	Expense targets(2)	—	Exceeded	129%
Organic growth	10%	Organic deposits(3)	$14.0 – 17.0B	$26.852B	150%
New business profitability	15%	Underwritten IRR(4)	—	Exceeded	150%
Capital	25%	Excess equity capital generation(5)	—	Exceeded	150%

(1) Adjusted operating income is based on net income adjusted for certain investment gains/losses, change in fair values of derivatives and embedded derivatives, certain non-operating expenses, stock compensation expense, bargain purchase gain, and income tax benefit/loss, as described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. For purposes of determining the NEO annual incentive awards in 2020, adjusted operating income is adjusted for the impact of certain material transactions undertaken during 2020 that were not included in the Company’s 2020 financial plan, as contemplated by the annual incentive program terms.

(2) Represents consolidated operating expenses included in operating income, including the impact of ACRA’s non-controlling interest, adjusted for M&A, long-term incentive program, bonus accrual variances in relation to target, and the impact of any material transactions undertaken.
(3) Organic deposits include retail independent marketing organization (“IMO”), retail financial institution, funding agreements, pension risk transfer and flow reinsurance.
(4) Underwritten IRR on retail IMO, retail financial institution, funding agreements, pension risk transfer and flow reinsurance.
(5) Increase in excess equity capital, with adjustments including, but not limited to, variance to the Company’s 2020 financial plan for share buybacks, preferred stock issuances, debt issuances, inorganic transactions, and certain other uses.
Based on the Company’s 2020 performance with respect to these five objectives, the payout level was 117% of the corporate target opportunity. Total amounts of awards were also based on the assessment of individual performance factors, as discussed below.
Mr. Belardi
In addition to the five objectives above, which collectively comprised 50% of his award, Mr. Belardi’s annual incentive plan award in 2020 was based on two individualized performance objectives. The first objective, weighted at 25%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a three-year period. The second objective, also weighted at 25%, compared the Company’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a three-year period, subject to maintaining a minimum return on alternative investment performance since the inception of the Company.
For the objective based on the Company’s non-alternative investment performance, the compensation committee compared the Company’s results of 5.01% for the three-year period ended December 31, 2020 (as calculated by ISG, based on information provided by the Company, and reviewed by the compensation committee) to 4.93% for the Barclays US Aggregate Bond Index for the same period and determined to pay out 100% of the award for this objective. For the objective based on the Company’s alternative investment performance, the compensation committee compared the Company’s results of 9.65% for the three-year period ended December 31, 2020 (as calculated by ISG, based on information provided by the Company, and reviewed by the compensation committee) to 10.63% for the 50-50 blended index described above and determined to pay out 91% of the award for this objective.
Other NEOs
For purposes of determining the payout with respect to the portion of the annual incentive award tied to individual performance for the other participating NEOs, our compensation committee assessed individual performance against the 2020 personal performance objectives established for each NEO at the beginning of 2020. These personal objectives were designed to generally align with the Company’s strategic and operating initiatives (both short-term and long-term) and included goals relating to execution on key strategic initiatives, leadership and team-related objectives and other objectives tied to the executives’ areas of responsibilities. The compensation committee reviews and approves the individual performance objectives (including the objectives’ relative weightings) for each of the other NEOs. In early 2021, the compensation committee evaluated the NEOs’ individual performance, with input from Mr. Belardi. Based on this evaluation, the compensation committee certified the achievement by each of the other NEOs of his individual performance objectives and assigned each NEO an individual performance payout percentage (potentially ranging from 0% to 200%), which is weighted 25% in the annual incentive payout formula. In addition, the annual incentive award payout for each NEO is subject to a personal performance modifier that allows for an adjustment in payout based on a holistic assessment of each NEO’s individual performance. The payout amounts are reported under “Non-Equity Incentive Plan Compensation” in the 2020 Summary Compensation Table (except for Mr. Rhodes, whose payout amount is reported under “Bonus” in the 2020 Summary Compensation Table).

Equity and Long-Term Incentive Awards
The compensation committee determined the value of 2020 annual long-term incentive awards for the NEOs based on competitive market data, input from the committee’s compensation consultant, Willis Towers Watson, and our overall philosophy of aligning pay with performance. The total target value of these long-term incentive awards for each NEO was allocated among the awards as follows: approximately 50% of the target value in performance-based RSUs, 25% of the target value in time-based RSUs and 25% of the target value in stock options. The target values of the 2020 long-term incentive awards granted to our NEOs remain unchanged from 2019 levels and are shown in the following table (the target values reported in this table may differ from the value reported in the compensation tables that follow because the value of equity awards reported in the compensation tables that follow are based on the grant date fair value determined in accordance with applicable accounting rules and, in the case of performance-based RSUs, the probability of achieving the underlying performance goal at the time of grant):

Named Executive Officer	Time-Based Stock Options	Time-Based RSUs	Performance-Based RSUs	Total
James R. Belardi	$625,000	$625,000	$1,250,000	$2,500,000
William J. Wheeler	$500,000	$500,000	$1,000,000	$2,000,000
Grant Kvalheim	$437,500	$437,500	$875,000	$1,750,000
Martin P. Klein	$425,000	$425,000	$850,000	$1,700,000
John L. Golden	$225,000	$225,000	$450,000	$900,000
John M. Rhodes	$162,500	$162,500	$325,000	$650,000

2018 Long-Term Incentive Program Results and Payouts
Under the terms of the performance awards granted as part of the 2018 long-term incentive program, 2020 represented the final year of the three-year performance period for the 2018 performance awards. The 2018 performance awards were granted in the form of performance-based restricted share awards (RSAs) for all of the NEOs, except for Mr. Golden, whose 2018 performance awards were granted in the form of performance-based RSUs. The 2018 performance awards vested based on the attainment of performance goals relating to average annual adjusted operating return on equity (ROE) and cumulative adjusted operating income during the 2018-2020 performance period, with each goal weighted equally in the determination of the vesting level. These performance goals were set in 2018 based on the Company’s strategic plans at the time with target levels designed to be challenging but reasonably achievable with strong management performance. Based on performance, participants were eligible to receive a payout ranging from 0% – 150% of target, with a threshold payout opportunity equal to 50% of target.
The threshold, target and maximum payout opportunities and the performance metrics under the 2018 performance awards were as follows:

	2018-2020 Performance Goals
	Annual Adjusted Operating ROE (3 year average)		Adjusted Operating Income (3 year cumulative)
	Performance	Payout	Performance	Payout
Threshold	12.5%	50%	$3,300M	50%
Target	15.0%	100%	$4,300M	100%
Maximum	17.5%	150%	$5,300M	150%
For the 2018-2020 performance period, the Company achieved average annual adjusted operating ROE of 13.04% and cumulative adjusted operating income of $3,670 million, resulting in the vesting level for the 2018 performance awards at approximately 65% of target. The table below sets forth the target number of shares subject to the 2018 performance awards and the number of shares earned based on actual performance during the 2018 – 2020 performance period.

Named Executive Officer*	2018 Target Shares (#)	Shares Earned under 2018 Performance Awards (#)
James R. Belardi	26,016	16,833
William J. Wheeler	15,610	10,100
Grant Kvalheim	8,846	5,724
Martin P. Klein	10,406	6,733
John L. Golden	4,163	2,694
*Pursuant to the terms of the 2018 performance award agreements, Mr. Rhodes vested in his target award of 6,244 shares in connection with his separation from the Company.
Class M Common Shares and the Class M Exchange
In association with and following each of the four rounds of equity capital raise transactions prior to our initial public offering, we granted restricted Class M common shares to our officers and certain other employees to align their incentives with shareholders. Class M common shares were non-voting incentive compensation shares, convertible into Class A common shares upon vesting and the payment of the conversion price. There were four outstanding classes of Class M common shares, Class M-1, Class M-2, Class M-3 and Class M-4. Each grant of restricted Class M common shares was comprised of two tranches, one involving time-based vesting criteria and the other involving performance-based vesting criteria.

On February 28, 2020, the Company closed a strategic transaction with AGM, which resulted in, among other things, the elimination of the Company’s multi-class share structure and the conversion of all of the Company’s outstanding Class M common shares into a combination of Class A common shares and warrants to acquire Class A common shares (the “Class M Exchange”). As part of the Class M Exchange, all vesting conditions with respect to the outstanding unvested Class M common shares were accelerated immediately prior to the Class M Exchange. In connection with the Class M Exchange and pursuant to the adjustment provisions set forth in the underlying share incentive plans, each holder of Class M common shares received a combination of newly issued warrants and Class A common shares with a total value that is equivalent to the Class M common shares exchanged by that holder. At the time, the warrants and shares represented 95% and 5% of the total value, respectively, of the Class M common shares exchanged by such holder and both were fully vested upon issuance. The warrants are exercisable for Class A common shares and have terms and conditions similar to vested Class M common shares, including the same conversion prices as the Class M common shares that were exchanged.
As a result of the acceleration of vesting of the Class M share awards, the compensation reported in the 2020 Summary Compensation table for Messrs. Wheeler, Kvalheim, Klein and Rhodes includes the incremental fair value (calculated in accordance with FASB ASC Topic 718) associated with modification of their unvested Class M share awards. Please see the “2020 Summary Compensation Table” and “2020 Grants of Plan-Based Awards Table” for further information regarding the modification of the Class M common shares and the incremental fair value reported with respect to such modification.
Cash Bonus Awards
In 2020, the compensation committee re-evaluated the Company’s executive compensation program and, in particular, the Company’s long-term incentive program to assess whether it continued to support the Company’s compensation objectives of attracting, retaining and motivating high-performing talent and rewarding outstanding performance. The compensation committee determined that the incentive and retentive elements for participants in the Company’s long-term incentive program were diminished given the Company’s approach of setting target performance goals under its current long-term incentive program at levels that required stretch performance as well as the extraordinary and unanticipated impact of the COVID-19 pandemic on our operating results.
In evaluating the Company’s compensation program and its alignment with the Company’s compensation objectives, the compensation committee noted that the Company had outperformed its peer group companies on key business metrics relating to net invested assets, adjusted operating income and adjusted book value per share, measured on a compound annual growth rate basis from 2015 through the third quarter of 2020. Based on this performance and factoring in the diminished retentive and incentive elements associated with the Company’s current long-term incentive program, the compensation committee determined that it was appropriate to reward all employees who were awarded 2018 performance awards, including each of the continuing NEOs, a supplemental cash bonus award with half of the award paid in March 2021 and the remaining half paid in January 2022, subject to the NEO’s continued employment with us in good standing through the vesting date. Pursuant to these awards, the named executive officers will receive aggregate cash bonus awards as follows: Mr. Belardi, $418,653; Mr. Wheeler, $251,201; Mr. Klein, $167,452; Mr. Kvalheim, $142,332; and Mr. Golden, $66,972. In determining the amounts for each eligible participant, the compensation committee considered the Company’s desired pay positioning of compensating its executive officers between the 50th and 75th percentile of the Peer Group as well as the compensation received by the recipients through the Company’s other compensation vehicles, including consideration of what the payout would have been under the 2018 performance awards if the awards had vested at target payout level. Because the service-based vesting condition for these amounts was not achieved by December 31, 2020, these amounts are excluded from the “2020 Summary Compensation Table.”

2020 Summary Compensation Table
The following table provides information concerning compensation earned by our NEOs for 2020 and, to the extent required by applicable SEC compensation disclosure rules, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Option Awards(2)	Non-Equity Incentive Plan Compensation(3)		All Other Compensation(4)	Total
James R. Belardi(5) Chairman, Chief Executive Officer and Chief Investment Officer	2020	$705,000	$—		$2,857,411	(6)	$625,008	$—	(6)	$247,196	$4,434,616
	2019	$680,000	$—		$2,702,739		$625,000	$—		$246,842	$4,254,581
	2018	$863,750	$—		$2,716,318		$625,002	$—		$70,239	$4,275,309
William J. Wheeler President	2020	$1,275,000	$—		$1,500,049		$7,450,002	$1,752,188		$19,296	$11,996,535
	2019	$1,250,000	$—		$1,398,053		$500,006	$1,752,188		$18,642	$4,918,889
	2018	$1,250,000	$—		$1,066,406		$375,003	$1,700,000		$50,062	$4,441,471
Grant Kvalheim Executive Vice President—Athene, and Chief Executive Officer and President—Athene USA Corporation	2020	$750,000	$—		$1,312,593		$1,235,373	$1,650,000		$109,624	$5,057,589
	2019	$750,000	$—		$1,223,289		$437,509	$1,550,000		$115,173	$4,075,971
	2018	$750,000	$—		$604,307		$212,505	$1,460,000		$147,627	$3,174,439
Martin P. Klein Executive Vice President and Chief Financial Officer	2020	$650,000	$—		$1,275,062		$1,126,138	$1,359,475		$96,799	$4,507,474
	2019	$650,000	$—		$1,188,352		$425,006	$1,359,475		$120,205	$3,743,038
	2018	$625,000	$—		$710,912		$250,008	$1,116,300		$118,168	$2,820,388
John L. Golden Executive Vice President and General Counsel	2020	$475,000	$—		$675,062		$225,002	$690,000		$17,100	$2,082,164

John M. Rhodes Former Executive Vice President and Chief Risk Officer	2020	$500,000	$750,000	(7)	$487,506		$458,506	$—		$73,892	$2,269,904
	2019	$500,000	$—		$417,307		$162,504	$787,500		$61,211	$1,928,523
	2018	$500,000	$—		$426,574		$150,003	$750,000		$142,668	$1,969,246

(1)This column includes the grant date fair value of the performance-based RSUs and time-based RSUs granted to our NEOs in 2020 and restricted Class A common shares granted to Mr. Belardi in accordance with the terms of his annual incentive award, calculated in accordance with FASB ASC Topic 718. For the time-based RSUs and RSAs, grant date fair value is calculated by multiplying the number of RSUs or RSAs by the closing share price on the date of grant. For the performance-based RSUs, we have reported the grant date fair value assuming the probable outcome of satisfying the performance conditions. Assuming the probable outcome of performance conditions will be achieved, the grant date fair value of the 2020 performance-based RSUs would be as follows: $1,250,008; $1,000,016; $875,045; $850,041; $450,025; and $325,004, for Messrs. Belardi, Wheeler, Kvalheim, Klein, Golden and Rhodes, respectively. Assuming the highest level of performance conditions will be achieved, the grant date fair value of the 2020 performance-based RSUs would be as follows: $1,875,011; $1,500,024; $1,312,568; $1,275,062; $675,037; and $487,506 for Messrs. Belardi, Wheeler, Kvalheim, Klein, Golden and Rhodes, respectively.
(2)This column represents the aggregate grant date fair value of stock options granted in 2020, calculated in accordance with FASB ASC Topic 718. With respect to the stock options, the Company measures the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The following represents the assumptions used in the Black-Scholes option pricing model for 2020: risk-free interest rate of 1.3%, dividend yield of 0.0%, volatility of 25% and expected life of 3.9 years. For Messrs. Wheeler, Kvalheim, Klein and Rhodes, their 2020 amounts also include the incremental fair value (calculated in accordance with FASB ASC Topic 718) associated with modification of their unvested Class M share awards. As noted in the section “Class M Common Shares and the Class M Exchange” above, all outstanding unvested Class M shares were accelerated on February 28, 2020 in connection with a strategic transaction with AGM. The compensation associated with such modification does not represent newly granted awards.
(3)The amounts in this column represent annual cash incentive awards paid to the NEOs other than Messrs. Belardi and Rhodes. Such amounts were determined by the compensation committee after the end of applicable year and were based on the achievement of financial, operational, and personal objectives.
(4)For 2020, these amounts include the Company’s 401(k) matching payment of $17,100 for Messrs. Wheeler, Klein, Golden and Rhodes and $16,800 for Mr. Kvalheim; housing allowances of $33,000 for Mr. Kvalheim; $45,983 (which includes a tax gross-up of $20,951) for Mr. Klein and $30,747 (which includes a tax gross-up of $15,294) for Mr. Rhodes for their residences in Iowa; taxable amounts of $59,824 (which includes a tax gross-up of $27,130) for Mr. Kvalheim; $33,716 (which includes a tax gross-up of $15,362) for Mr. Klein and $26,045 (which includes a tax gross-up of $12,753) for Mr. Rhodes, for travel expenses from their principal residences to the Company’s office in Iowa; the Company’s payment of tax preparation fees for Messrs. Belardi and Wheeler; and $245,000 in fees paid by the Company for financial and estate planning services, primarily to assist Mr. Belardi with estate planning with respect to his holdings of Company equity. Each of these amounts represent the cost paid directly to the NEO or service provider, as applicable.
(5)Pursuant to an understanding between the Company and ISG, the Company and ISG have each agreed to pay 50% of Mr. Belardi’s annual salary and incentive plan award. The amounts reported for each period reflect only those amounts for which the Company is responsible. The fees for Mr. Belardi’s financial and estate planning services that were paid by the Company are counted towards the amounts for which the Company is responsible.
(6)In accordance with the terms of Mr. Belardi’s annual incentive award, Mr. Belardi received his annual incentive award of $982,400 for 2020 performance in the form of restricted Class A common shares. The restricted Class A common shares, which are included in the Stock Awards column, were awarded in 2020 as Mr. Belardi’s annual incentive opportunity but were granted in the form of restricted shares in 2021 following the conclusion of and determination of achievement for the 2020 performance period and vest ratably over a two-year period.
(7)In accordance with the terms of his Transition Agreement, Mr. Rhodes received an annual incentive bonus of $750,000.

2020 Grants of Plan-Based Awards Table
The following table provides information about awards granted to the NEOs in 2020: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of stock options, RSAs and RSUs granted to the NEOs under the Company’s 2019 Share Incentive Plan; (4) the exercise price of the stock options; (5) the grant date fair value of the share and option awards, computed in accordance with applicable SEC rules; and (6) the incremental fair value related to the modification of outstanding, unvested Class M shares (as described above).
The Athene Plan Points allocated to the NEOs in 2020, which entitle the NEOs to receive distributions when ADIP has returned contributed capital to its limited partners and made distributions in excess of a specified performance return, are not included in this table. Any distributions made with respect to Athene Plan Points are expected to be paid in cash and will be reported as All Other Compensation in the Summary Compensation Table in the year in which they are received.

Name of Executive	Grant Date		Estimated Future Payouts Under Annual Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards:(2) (#)			All Other Stock Awards: Number of Shares or Units	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Share and Option Awards(4)
			Threshold	Target	Maximum	Threshold	Target	Maximum
James R. Belardi	2/21/2020					12,573	25,146	37,719				$1,250,008
	2/21/2020	(5)							12,573			$625,004
	2/21/2020									58,303	$49.71	$625,008
	2/18/2020	(6)				—	21,064	—				982,400
William J. Wheeler	2/21/2020					10,059	20,117	30,176				$1,000,016
	2/21/2020	(5)							10,059			$500,033
	2/21/2020									46,642	$49.71	$500,002
	2/21/2020		—	$1,575,000	$3,150,000
	2/28/2020	(7)								833,333		$6,950,000
Grant Kvalheim	2/21/2020					8,802	17,603	26,405				$875,045
	2/21/2020	(5)							8,802			$437,547
	2/21/2020									40,812	$49.71	$437,505
	2/21/2020		—	$1,425,000	$2,850,000
	2/28/2020	(7)								146,667		$797,868
Martin P. Klein	2/21/2020					8,550	17,100	25,650				$850,041
	2/21/2020	(5)							8,550			$425,021
	2/21/2020									39,646	$49.71	$425,005
	2/21/2020		—	$1,222,000	$2,444,000
	2/28/2020	(7)								86,667		$701,133
John L. Golden	2/21/2020					4,527	9,053	13,580				$450,025
	2/21/2020	(5)							4,527			$225,037
	2/21/2020									20,989	$49.71	$225,002
	2/21/2020		—	$625,000	$1,250,000
John M. Rhodes	2/21/2020					3,269	6,538	9,807				$325,004
	2/21/2020	(5)							3,269			$162,502
	2/21/2020									15,159	$49.71	$162,504
	2/21/2020		—	$750,000	$1,500,000
	2/28/2020	(7)								66,667		$296,001

(1)The 2020 annual incentive awards for our NEOs other than Mr. Belardi were based on a combination of five overall corporate financial and operational goals, which comprised 75% of the award, as well as individualized performance goals, which comprised the other 25% of the award. The corporate performance component of the awards has a payout range between 0% and 168% of the corporate performance component. The overall payout range of the awards, including both the corporate performance component and the personal performance component of the award, is between 0% and 200% of the target amount. As noted in the CD&A, Mr. Rhodes received an annual incentive bonus of $750,000 in lieu of an annual incentive award payout per the terms of the Transition Agreement.
(2)All equity incentive plan awards reported in this column, other than the award to Mr. Belardi of 21,064 shares, represent performance-based RSUs. The performance-based RSUs cliff-vest after the 2020–2022 performance period provided the recipient is continuously employed during the period and are payable only if the Company achieves specified goals based on three equally weighted performance metrics: average annual adjusted return on equity, cumulative adjusted operating income, and adjusted book value per share, each for the three-year period.
(3)The stock options granted on February 21, 2020 vest ratably over a three-year period provided the recipient remains employed through the applicable vesting date.
(4)For valuation methodology, see notes 1 and 2 to the 2020 Summary Compensation Table.
(5)The time-based RSUs vest ratably over three years provided the recipient remains employed through the applicable vesting date.

(6)The award to Mr. Belardi of 21,064 shares represents a 2020 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares, which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and was based on a combination of five overall corporate financial and operational goals, which comprised 50% of the award, as well as individualized performance goals, which comprised the other 50% of the award. The corporate performance component of the award has a payout range between 0% and 168% of the corporate performance component. The overall payout range of the award, including both the corporate performance component and the personal performance component of the award, is between 0% and 139% of the target amount. 21,064 restricted Class A common shares were issued to Mr. Belardi on February 22, 2021 following the compensation committee’s determination of the payout amount of the annual incentive award, which represents the amount of the annual incentive award payout, $982,400, divided by the closing price of the Class A common shares on the date of issuance.
(7)Amounts reported in this row represent the number of Class M shares that were impacted by the modification of outstanding unvested Class M shares pursuant to the Class M Exchange, as discussed in the section “Class M Common Shares and the Class M Exchange” above, and the grant date fair value for these awards represents the incremental fair value related to such modification and does not reflect a new equity grant. The warrants issued on February 28, 2020 in connection with the Class M Exchange are fully vested.

2020 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information on the holdings of the Company’s equity awards by the NEOs as of December 31, 2020. This table includes unexercised options and unvested Class A common shares and RSUs. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown in the notes to this table.
The warrants and Class A common shares received by the NEOs in the Class M Exchange are not included in this table as they are no longer deemed outstanding equity awards as they were issued pursuant to the adjustment provisions in our share incentive plans in full settlement of the vested Class M common shares and are reflected in the beneficial ownership table in “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.”

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#) (6)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($) (2)
James R. Belardi(3)	2/20/2018	RSA	(7)					10,539	$454,652
	4/3/2019	RSA	(8)					19,216	$828,978
	2/18/2020	RSA	(9)					21,064	$908,701
	6/6/2016	Options		128,645		$33.95	6/6/2026
	3/21/2017	Options		66,278		$51.25	3/21/2027
	2/27/2018	Options		44,185	22,093	$48.05	2/27/2028
	4/3/2019	Options		21,477	42,956	$42.44	4/3/2029
	2/21/2020	Options			58,303	$49.71	2/21/2030
	2/27/2018	RSU	(4)					4,336	$187,055
	2/27/2018	RSA	(10)							26,015	$1,122,287
	4/3/2019	RSU	(4)					9,818	$423,549
	4/3/2019	RSA	(10)							29,454	$1,270,646
	2/21/2020	RSU	(4)					12,573	$542,399
	2/21/2020	RSU	(5)							25,146	$1,084,798
William J. Wheeler	6/6/2016	Options		64,323		$33.95	6/6/2026
	3/21/2017	Options		39,767		$51.25	3/21/2027
	2/27/2018	Options		26,511	13,256	$48.05	2/27/2028
	4/3/2019	Options		17,182	34,365	$42.44	4/3/2029
	2/21/2020	Options			46,642	$49.71	2/21/2030
	2/27/2018	RSU	(4)					2,602	$112,250
	2/27/2018	RSA	(10)							15,609	$673,372
	4/3/2019	RSU	(4)					7,855	$338,865
	4/3/2019	RSA	(10)							23,563	$1,016,508
	2/21/2020	RSU	(4)					10,059	$433,945
	2/21/2020	RSU	(5)							20,117	$867,847
Grant Kvalheim	6/6/2016	Options		36,450		$33.95	6/6/2026
	3/21/2017	Options		22,535		$51.25	3/21/2027
	2/27/2018	Options		15,023	7,512	$48.05	2/27/2028
	4/3/2019	Options		15,034	30,070	$42.44	4/3/2029
	2/21/2020	Options			40,812	$49.71	2/21/2030
	2/27/2018	RSU	(4)					1,475	$63,632

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#) (6)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($) (2)
	2/27/2018	RSA	(10)							8,845	$381,573
	4/3/2019	RSU	(4)					6,873	$296,501
	4/3/2019	RSA	(10)							20,618	$889,461
	2/21/2020	RSU	(4)					8,802	$379,718
	2/21/2020	RSU	(5)							17,603	$759,393
Martin P. Klein	6/6/2016	Options		32,162		$33.95	6/6/2026
	3/21/2017	Options		26,512		$51.25	3/21/2027
	2/27/2018	Options		17,674	8,838	$48.05	2/27/2028
	4/3/2019	Options		14,605	29,210	$42.44	4/3/2029
	2/21/2020	Options			39,646	$49.71	2/21/2030
	2/27/2018	RSU	(4)					1,735	$74,848
	2/27/2018	RSA	(10)							10,406	$448,915
	4/3/2019	RSU	(4)					6,677	$288,046
	4/3/2019	RSA	(10)							20,029	$864,051
	2/21/2020	RSU	(4)					8,550	$368,847
	2/21/2020	RSU	(5)							17,100	$737,694
John L. Golden	6/6/2016	Options		17,153		$33.95	6/6/2026
	3/21/2017	Options		10,605		$51.25	3/21/2027
	2/27/2018	Options		7,070	3,535	$48.05	2/27/2028
	4/3/2019	Options		7,732	15,464	$42.44	4/3/2029
	2/21/2020	Options			20,989	$49.71	2/21/2030
	2/27/2018	RSU	(4)					694	$29,939
	2/27/2018	RSU	(5)							4,163	$179,592
	4/3/2019	RSU	(4)					3,535	$152,500
	4/3/2019	RSU	(5)							10,604	$457,457
	2/21/2020	RSU	(4)					4,527	$195,295
	2/21/2020	RSU	(5)							9,053	$390,546
John M. Rhodes	3/21/2017	Options		15,907		$51.25	3/21/2027
	2/27/2018	Options		15,907		$48.05	2/27/2028
	4/3/2019	Options		16,753		$42.44	4/3/2029
	2/21/2020	Options		15,159		$49.71	2/21/2030

(1)This column reports the expiration date for stock options. Time-based stock options vest ratably over a three-year period.
(2)As of December 31, 2020, the fair market value of a Class A common share was $43.14.
(3)Substantially all outstanding equity awards for Mr. Belardi have been transferred to a trust, other than for value, for estate planning purposes.
(4)This row shows the number of time-based RSUs, which vest ratably over a three-year period.
(5)This row shows the number of performance-based RSUs, which cliff-vest after a three-year period, assuming performance conditions have been met.
(6)The number of performance-based RSUs or RSAs that ultimately vest is based on actual performance during the three-year performance period. The number of performance-based RSUs or RSAs reflected in this column is based on the number of performance-based RSUs or RSAs that would vest assuming the target level of performance is achieved. Final payouts under the performance-based RSUs or RSAs will not be known until the respective performance period is completed.
(7)The award to Mr. Belardi with a grant date of February 20, 2018 represents a 2018 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and which will vest ratably on the first and second anniversaries of January 1, 2020.
(8)The award to Mr. Belardi with a grant date of April 3, 2019 represents a 2019 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and which will vest ratably on the first and second anniversaries of January 1, 2021.
(9)The award to Mr. Belardi with a grant date of February 18, 2020, as disclosed in footnote 6 of the 2020 Grants of Plan-Based Awards Table, represents a 2020 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and which will vest ratably on the first and second anniversaries of January 1, 2022. The amount reported represents the number of restricted Class A common shares granted in 2021 after the committee’s determination of the achievement of the 2020 performance goals.
(10)This row shows the number of performance-based RSAs, which cliff-vest after a three-year period, assuming performance conditions have been met at the target level of performance.

2020 Option Exercises and Stock Vested Table
The following table provides information for the NEOs on the number of Class A common shares acquired upon exercise of stock options and vesting of stock awards in 2020 and the value realized at such time.

	Option Awards(4)		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Class A Common Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James R. Belardi	—	$—	63,726	(1)	$2,997,034
William J. Wheeler	—	$—	26,002	(2)	$1,222,874
Grant Kvalheim	—	$—	15,945	(2)	$749,893
Martin P. Klein	—	$—	18,055	(2)	$849,127
John L. Golden	—	$—	7,655	(2)	$360,015
John M. Rhodes	—	$—	37,409	(3)	$1,632,386

(1)Comprised of (1) RSUs and (2) restricted share awards issued as part of annual incentive awards in each of 2018 and 2019, all of which vested on January 1, 2020 with a market value of $47.03 per share.
(2)Comprised of RSUs, which vested on January 1, 2020 with a market value of $47.03 per share.
(3)Comprised of RSUs and RSAs, a portion of which vested on January 1, 2020 with a market value of $47.03 per share and a portion of which vested on December 28, 2020 as a result of Mr. Rhodes’separation from the Company, with a market value of $42.38 per share.
(4)As part of the Class M Exchange, on February 28, 2020, all outstanding unvested Class M common shares were accelerated, and all outstanding Class M common shares were then exchanged for Class A common shares and warrants to purchase Class A common shares, as described above. For the avoidance of doubt, this table does not include any vesting of Class M common shares or the exchange of Class M common shares into Class A common shares and warrants to purchase Class A common shares. The number of Class M common shares that vested and the value realized on vesting of Class M common shares for Mr. Kvalheim during 2020 and prior to the Class M Exchange is as follows: 29,333 shares and $412,102. None of the other NEO’s Class M common shares vested in 2020 prior to the Class M Exchange. Please see the “2020 Grants of Plan-Based Awards Table” for the incremental fair value associated with the modification of the Class M share awards in 2020 and the beneficial ownership table in “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” for information regarding the Class A common shares and related warrants received by each impacted NEO in exchange for their fully vested Class M common shares.
2020 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End
The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2020. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.
Equity Awards
The equity awards issued to our NEOs, including time-based RSUs, performance-based RSUs, performance-based RSAs, time-based stock options and time-based Class A restricted shares, will vest in full upon a termination of service by the Company without cause or by the participant for good reason, in each case, within 18 months following a change in control. In the case of performance-based RSUs and performance-based RSAs, the payout will be based on the target level of the award. In the event a participant’s termination of service results from the participant’s death or disability, each such equity award will vest in full. In addition, upon the retirement of a participant, performance-based RSUs and performance-based RSAs will vest on a pro rata basis in accordance with the time elapsed in the performance period.
Pursuant to Mr. Belardi’s employment agreement, in the event of involuntary termination of service other than due to non-renewal by the Company, all outstanding restricted shares that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination shall immediately vest. Under the terms of Mr. Belardi’s employment agreement, the value of the accelerated vesting of his restricted shares in accordance with the foregoing would equal $869,142 assuming a December 31, 2020 termination of employment.

The following table provides the cumulative intrinsic value (that is, the value based upon our share price as of December 31, 2020 which was $43.14, less the exercise price of any option awards) of all equity awards that would vest if (i) the NEO terminated employment as a result of voluntary retirement as of December 31, 2020, (ii) the NEO terminated employment as a result of death or disability as of December 31, 2020, (iii) the NEO was terminated without cause or terminated employment for good reason as of December 31, 2020, (iv) the NEO was terminated without cause or terminated employment for good reason within 18 months following a change in control of the Company as of December 31, 2020, or (v) there was a sale of the Company or change in control as of December 31, 2020. The amounts reported in the following table with respect to Mr. Rhodes represent the actual value of his equity awards that vested in connection with his separation from the Company on December 28, 2020.

2020 Potential Equity Benefits upon Change in Control and Termination Table(1)

Name	Retirement(2)	Death or Disability	Termination by the Company Without Cause or by the NEO for Good Reason	Termination by the Company Without Cause or by the NEO for Good Reason within 18 months following a Change in Control	Change in Control
James R. Belardi	$2,330,984	$5,944,434	$—	$5,944,434	$—
William J. Wheeler	$—	$3,442,788	$—	$3,442,788	$—
Grant Kvalheim	$1,227,678	$2,791,327	$—	$2,791,327	$—
Martin P. Klein	$1,270,847	$2,802,848	$—	$2,802,848	$—
John L. Golden	$—	$1,416,153	$—	$1,416,153	$—
John M. Rhodes(3)	$—	$1,157,101	$—	$—	$—

(1)For purposes of this table only, all amounts reported in this table were calculated in accordance with the terms of applicable individual award agreements and do not take into account the potential treatment of certain equity awards under Mr. Belardi’s employment agreement, as described above.
(2)For purposes of this table only, the amounts reported in this column assume that the performance-based RSUs and performance-based RSAs vest at 100% of the target level of the award. Performance-based RSUs and performance-based RSAs awarded under the share incentive plans become vested based on actual performance through the end of the performance period. Under the share incentive plans, the amount earned is prorated based on the number of days employed during the performance period.
(3)As noted above, Mr. Rhodes separated from the Company on December 28, 2020 due to disability and as such, his unvested equity awards vested in full on December 28, 2020.
Severance Benefits
Our NEOs would be eligible for benefits under the Athene USA Corporation Severance Pay Plan, which covers our U.S. full-time employees, if they are involuntarily terminated without cause, and provided they release the Company from any and all claims and, in some instances, agree to non-compete/non-solicit covenants. In general, eligible employees receive two weeks of their annual base salary for each completed year of service. The minimum benefits payable under this plan are four weeks of annual base salary; and the maximum benefits payable under this plan are 26 weeks of annual base salary. In the event that an NEO is notified by us that he is required to comply with a post-separation non-compete covenant for a period longer than the number of weeks of annual base salary to which the NEO is entitled based on his years of service, then the amount of the NEO’s severance benefit will be increased to an amount equal to annual base salary for the same number of weeks as the duration of the non-compete covenant. However, except for Mr. Belardi, in accordance with his employment agreement, in no event will an NEO receive more than two times his annual base salary received during the year immediately preceding the year of termination. In its sole discretion, the Company may determine to pay a pro-rated bonus to the involuntarily terminated executive, as approved by the compensation committee.
As noted in the section “Compensation Discussion and Analysis” above, pursuant to the terms of his Transition Agreement, Mr. Rhodes received or is entitled to receive the following in connection with his separation from the Company in December 2020: (i) base salary continuation during the Transition Period; (ii) an annual incentive bonus for 2020 in the amount of $750,000, representing his target annual incentive award opportunity; and (iii) continued vesting of equity awards and carried interest points until termination of employment from the Company in accordance with the terms of the applicable award agreements.

2020 Potential Pay Upon Termination Table

Name of Executive	Termination Scenario(1)	Athene Severance Pay
James R. Belardi	Voluntary Separation	$—
	Involuntary Separation	$2,912,032	(2)
	Termination For Cause	$—
William J. Wheeler	Voluntary Separation	$—
	Involuntary Separation	$1,275,000	(3)
	Termination For Cause	$—
Grant Kvalheim	Voluntary Separation	$—
	Involuntary Separation	$750,000	(3)
	Termination For Cause	$—
Martin P. Klein	Voluntary Separation	$—
	Involuntary Separation	$650,000	(3)
	Termination For Cause	$—
John L. Golden	Voluntary Separation	$—
	Involuntary Separation	$475,000	(3)
	Termination For Cause	$—

(1)Voluntary separation does not automatically trigger severance payments. For NEOs other than Mr. Belardi, voluntary separation triggers a severance payment only if the Company decides to enforce any non-compete provision, in which case the NEO would be entitled to an amount of severance benefits up to the amount set forth in the table above for the involuntary separation scenario. Involuntary separation provides for severance to coincide with a 12-month non-compete clause. Severance is not payable where an employee is terminated for cause.
(2)The total amount reported here represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability, each of which is defined as an involuntary termination under Mr. Belardi’s employment agreement. In each of these scenarios, Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. The amount reported here includes such additional severance payment, which would only be payable in the event of an involuntary termination other than due to death or disability. Mr. Belardi is also eligible to receive certain post-termination benefits under his employment agreement with ISG.
(3)Severance does not include any pro-rata bonus payable at the discretion of the Company.

CEO Pay Ratio
We believe our CEO to median employee pay ratio is a reasonable estimate calculated in accordance with Item 402(u) of Regulation S-K and applicable SEC guidance. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and assumptions and, as a result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

In accordance with Item 402(u) of Regulation S-K, we are using the same median employee identified in 2018 in our 2020 pay ratio calculation, as we believe that there has been no material change in our employee population or employee compensation arrangements that would result in a significant change to our pay ratio disclosure for 2020.

We identified the median employee in 2018 by examining the total cash compensation for all employees, excluding our CEO, for the nine-month period from January 1, 2018 to September 30, 2018, who were employed by us as of October 1, 2018. We included all employees, whether employed on a full-time, part-time, or seasonal basis. In the U.S., we distinguished employees versus independent contractors based on the methodology we use for payroll purposes, which is based on IRS guidance. For non-US employees we classified them as our employees if we were the employer of record. Employees on leave of absence were included in the employee headcount. In identifying the median employee, we used total cash compensation, consisting of base salary plus target level bonus or variable sales-related compensation, as the consistently applied compensation measure. We believe the use of total cash compensation as the consistently applied compensation measure is reasonable because cash compensation represents the principal form of compensation that we use as we do not widely distribute annual equity awards to employees. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except that for any employee as of October 1, 2018 who was employed by us for only a portion of the period from January 1, 2018 to September 30, 2018 we adjusted their compensation as if he/she was employed for the entire period. We applied a U.S. dollar exchange rate as of October 1, 2018 to any compensation paid in non-U.S. currency.
In accordance with Item 402(u) of Regulation S-K, after identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2020 Summary Compensation Table.
Annual total compensation from the 2020 Summary Compensation Table uses a different measurement of compensation than what we used to identify the median employee. Among other things, the 2020 Summary Compensation Table includes in compensation the value of equity awards, including stock awards and option awards.

For 2020,

•The annual total compensation of the median employee of the Company (other than Mr. Belardi) (the “Median Employee”) was $88,385.
•Mr. Belardi’s annual total compensation, as reported in the Total column of the 2020 Summary Compensation Table, was $4,434,616.
•Based on this information, the ratio of the annual total compensation of Mr. Belardi to the annual total compensation of the Median Employee is estimated to be 50 to 1.
Director Compensation

Neither Mr. Belardi nor any Apollo director, other than Dr. Puffer, who is not an employee of Apollo, but acts as a consultant to Apollo and its affiliates, receives any additional compensation for serving as a director. Each of our other directors is eligible to receive annual compensation, a portion of which is paid in cash and a portion of which is paid in restricted Class A common shares that vest after a one-year period. No fees are paid specifically for attending regular board or committee meetings, however directors are eligible to receive, subject to certain exceptions, $5,000 per trip to the United Kingdom to physically attend board or standing committee meetings that take place in the United Kingdom, other than the four trips associated with our regularly scheduled quarterly board meetings. In light of the workload and broad responsibilities of the lead director, the lead director receives additional annual compensation, payable 50% in cash and 50% in restricted Class A common shares that vest after a one-year period. Further, the chairpersons and non-chair members of the standing committees of the board of directors are entitled to receive additional cash retainers each year. A member of a committee who is also the chair of that committee receives only the committee chair fee.

In early 2020, we conducted a review of the Company’s director compensation program, with the assistance of Willis Towers Watson. Based on this review we determined to grant a one-time equity award in the form of restricted shares valued at $100,000 to each then-serving director eligible to receive director compensation, intended as a special recognition reflecting the outsized scope, complexity and investment of time by board members, without increasing the ongoing pay. This one-time award was granted to all then-serving eligible directors on March 2, 2020, with one-third of the shares to vest on each of the first three anniversaries of the January 1, 2020 vesting inception date. Based on this review, we also determined to increase the annual audit committee chair fee from $31,500 to $36,500, effective as of January 1, 2020, in recognition of the scope and complexity of the role. In addition, the annual fee payable to the chair of the legal and regulatory committee was set at $21,000, effective as of September 17, 2020, the date the chair was initially appointed.

The following table describes each component of our director compensation program for 2020:

Element of Compensation	2020 fees
Annual cash retainer	$120,000
Annual equity retainer (in the form of restricted Class A common shares)	$150,000
One-time equity award (in the form of restricted Class A common shares)	$100,000
Lead director fees (50% in cash and 50% in the form of restricted Class A common shares)	$36,750
Audit committee chair	$36,500
Compensation committee chair	$21,000
Legal and regulatory committee chair	$21,000
Risk committee chair	$21,000
Nominating and corporate governance committee chair	$15,750
Audit committee members (non-chairperson)	$15,750
All other committee members	$10,500

In addition, Mses. Taitz and Hormozi and Messrs. Borden and Ruisi each served as a director on the boards of one or more of our subsidiaries, for which they each received separate compensation.

Furthermore, Mr. Beilinson, Mr. Wrubel, Mr. Leach, Mr. McCall, Mr. Borden and Ms. Hormozi also served on special committees, for which they each received separate compensation. Mr. Beilinson served on two special committees and the others each served on one special committee. The board of directors forms special committees from time to time to evaluate and provide recommendations to the board on potential significant transactions, including transactions involving Apollo that are outside the ordinary responsibilities of the conflicts committee. Due to the extensive demands on special committee members as a result of the conflicts involved and the complexity of the underlying transactions, the board has approved certain fixed fees to compensate special committee members for their additional service to the Company.

The table below indicates the elements and total value of cash compensation and of equity awards granted to each eligible director for services performed in 2020.

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash(1)		Share Awards(2)	All Other Compensation(3)	Total	Total Excluding Special Committee Fees
Marc Beilinson	$430,369	(4)	$268,428	$	$698,797	$448,797
Robert Borden	256,744	(5)	250,026	5,000	511,770	411,770
Mitra Hormozi	244,015	(5)	250,026	25,000	519,041	419,041
Brian Leach	246,244	(5)	250,026		496,270	396,270
H. Carl McCall	261,744	(6)	250,026		511,770	380,520
Manfred Puffer	140,994		250,026		391,020	391,020
Lawrence J. Ruisi	171,994		250,026	25,000	447,020	447,020
Lynn Swann(7)	34,273		43,588		77,860	77,860
Hope Taitz	166,494		250,026	30,000	446,520	446,520
Arthur Wrubel	277,494	(6)	250,026		527,520	396,270
Fehmi Zeko	140,494		250,026		390,520	390,520

(1)This column reflects the retainer and fees earned in 2020 for service on the board of directors and committees, including any fees earned for physical attendance at special meetings held in the United Kingdom.
(2)This column includes the grant date fair value of the restricted Class A common shares granted to eligible directors in 2020, calculated in accordance with FASB ASC Topic 718, which has been calculated by multiplying the number of restricted common shares by the closing share price on the date of grant. As of December 31, 2020, the number of outstanding unvested equity awards held by each director is as follows: 5,909; 5,522; 5,522; 5,522; 5,522; 5,522; 1,223; 5,522; 5,522; 5,522; and 5,522 for Messrs. Beilinson, Borden, Leach, McCall, Puffer, Ruisi, Swann, Wrubel and Zeko and Ms. Hormozi and Taitz, respectively.
(3)This column reflects fees earned in 2020 for serving as a director of a subsidiary/subsidiaries of the Company.
(4)Includes $250,000 received for serving on two special board committees.
(5)Includes $100,000 received for serving on a special board committee.
(6)Includes $131,250 received for serving on a special board committee.
(7)Mr. Swann was appointed to the board on September 17, 2020.
Director Stock Ownership Guidelines
We require all non-employee directors of the Company who are eligible to receive compensation for their service as a director of the Company to own Class A common shares with a value equal to three times the annual cash retainer amount for non-employee directors (excluding any retainer amount paid for service on a board committee or service as lead director). Covered directors have five years from the initial adoption of the stock ownership guidelines to satisfy our share ownership requirement. Any new covered directors will have five years from joining the board to satisfy our share ownership requirement. As of the Record Date, each non-employee director complies with the stock ownership requirements or is projected to be in compliance with the stock ownership requirements after the applicable five-year period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Shareholders
The following table sets forth information as of March 31, 2021 regarding the beneficial ownership of our Class A common shares by (1) each person or group who is known by us to own beneficially more than 5% of our outstanding Class A common shares (including any securities convertible or exchangeable within 60 days into Class A common shares), (2) each of our named executive officers (NEOs), (3) each of our directors and (4) all of our current executive officers and directors as a group.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. In addition, the voting power of our shareholders may be restricted or adjusted as described in our bye-laws. Additionally, in some cases, our bye-laws provide that certain Class A common shares may be deemed non-voting.
To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A common shares shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated in the table or footnotes below, the address for each officer and director listed in the table is c/o Athene Holding Ltd., Second Floor, Washington House, 16 Church Street, Hamilton HM 11, Bermuda.

	Amount and Nature of Beneficial Ownership
	Class A Common Shares Beneficially Owned
	Number of Shares		Percent(1)
Apollo Holders(3)	62,792,393	(2)	31.7%
Wellington Management Group LLP	14,980,016	(4)	7.8%
The Vanguard Group	10,804,002	(5)	5.6%
Executive Officers and Directors
James R. Belardi	5,510,830	(6)	2.8%
William J. Wheeler	3,051,297	(7)	1.6%
Grant Kvalheim	1,968,160	(8)	1.0%
Martin P. Klein	363,339	(9)	*
John L. Golden	186,823	(10)	*
John M. Rhodes	205,428	(11)
Marc Rowan	1,681,075	(12)	*
Marc Beilinson	82,102	(13)	*
Gernot Lohr	—	(14)	*
Matthew R. Michelini	128,267	(15)	*
Robert Borden	61,103	(16)	*
Hope Taitz	72,047	(17)	*
Lawrence J. Ruisi	52,914	(18)	*
Dr. Manfred Puffer	23,373	(19)	*
H. Carl McCall	28,390	(20)	*
Brian Leach	28,360	(21)	*
Arthur Wrubel	28,390	(22)	*
Fehmi Zeko	9,787	(23)	*
Mitra Hormozi	7,645	(24)	*
Scott Kleinman	257,258	(25)	*
Lynn Swann	1,223	(26)	*
All directors and executive officers as a group (22 persons)	13,754,230	(27)	6.9%

* Represents less than 1%
(1)The percentage of beneficial ownership of our Class A common shares is based on 191,724,549 Class A common shares outstanding as of March 31, 2021.
(2)Consists of shares held of record by the following members of the Apollo Group (as defined herein) (Apollo Holders): 80,096 Class A common shares held of record by Apollo Palmetto Advisors, L.P.; 220,000 Class A common shares held of record by Apollo Principal Holdings V, L.P.; 24,749,728 Class A common shares held of record by Apollo Principal Holdings VIII, L.P.; 1,569,625 Class A common shares held of record by AAA Holdings, L.P.; one Class A common share held of record by Apollo Insurance Solutions Group LP; 2,614 Class A common shares that have been granted to employees of Apollo Insurance Solutions Group LP and are held of record by Apollo Management Holdings, L.P. as custodian; all Class A common shares beneficially owned by Mr. Belardi and Mr. Wheeler, pursuant to a voting agreement among Apollo Management Holdings, L.P., Mr. Belardi, and Mr. Wheeler, to which Mr. Belardi and Mr. Wheeler irrevocably appointed Apollo Management Holdings, L.P. as its proxy to vote all such shares at any meeting of the Company’s shareholders; 2,882,191 Class A common shares held of record by APH I Holdings - Wednesday Sub (Cayman), LLC; 126,144 Class A common shares held of record by APH II Holdings - Wednesday Sub (Cayman), LLC; 440,296 Class A common shares held of record by APH III Holdings - Wednesday Sub (Cayman), LLC; 498,872 Class A common shares held of record by APH IV Holdings - Wednesday Sub (Cayman), LLC; 70,584 Class A common shares held of record by APH V Holdings - Wednesday Sub (Cayman), LLC; 375,365 Class A common shares held of record by APH VI Holdings - Wednesday Sub (Cayman), LLC; 182,050 Class A common shares held of record by APH VII Holdings - Wednesday Sub (Cayman), LLC; 1,262,505 Class A common shares held of record by APH VIII Holdings - Wednesday Sub (Cayman), LLC; 202,951 Class A common shares held of record by APH IX Holdings - Wednesday Sub (Cayman), LLC; 36,457 Class A common shares held of record by APH X Holdings - Wednesday Sub (Cayman), LLC; 1,309,203 Class A common shares held of record by APH XI Holdings - Wednesday Sub (Cayman), LLC; 283,829 Class A common shares held of record by APH XII Holdings - Wednesday Sub (Cayman), LLC; and 20,288,737 Class A common shares held of record by AMH Holdings - Wednesday Sub (Cayman), LLC.

The Apollo Holders are investment funds and management entities affiliated with Apollo Global Management, Inc., a New York Stock Exchange listed company.

The number of shares reported as beneficially owned by the Apollo Holders do not include shares held by the founders, employees and consultants of Apollo Global Management, Inc. As of March 31, 2021, the Apollo Holders and these Apollo related parties held in the aggregate approximately 35% of the outstanding Class A common shares issued on a fully diluted basis. The number of shares reported as beneficially owned by the Apollo Holders also do not include the number of shares Apollo Management Holdings, L.P. may acquire upon the exercise of a right under a Shareholders Agreement among certain Apollo Holders and the Company to purchase up to that number of Class A common shares that would increase by five percentage points the percentage of the issued and outstanding Class A common shares beneficially owned by the Apollo Holders and other persons associated with Apollo Global Management, Inc., calculated on a fully diluted basis.

(3)The address of each of Apollo Principal Holdings V, L.P., Apollo Principal Holdings VIII, L.P., APH I Holdings - Wednesday Sub (Cayman), LLC; APH II Holdings - Wednesday Sub (Cayman), LLC; APH III Holdings - Wednesday Sub (Cayman), LLC; APH IV Holdings - Wednesday Sub (Cayman), LLC; APH V Holdings - Wednesday Sub (Cayman), LLC; APH VI Holdings - Wednesday Sub (Cayman), LLC; APH VII Holdings - Wednesday Sub (Cayman), LLC; APH VIII Holdings - Wednesday Sub (Cayman), LLC; APH IX Holdings - Wednesday Sub (Cayman), LLC; APH X Holdings - Wednesday Sub (Cayman), LLC; APH XI Holdings - Wednesday Sub (Cayman), LLC; APH XII Holdings - Wednesday Sub (Cayman), LLC; and AMH Holdings - Wednesday Sub (Cayman), LLC is c/o Walkers Corporate Limited, Cayman Corporate Center, 27 Hospital Road, Georgetown, KY1-9008, Grand Cayman, Cayman Islands. The address of AAA Holdings, L.P. is Trafalgar Court, Les Banques, GY1 3QL, St. Peter Port, Guernsey, Channel Islands. The address of Athene Insurance Solutions Group LP is 2121 Rosecrans Ave., Suite 5300, El Segundo, CA 90245. The address of each of Apollo Palmetto Advisors, L.P., AAA Guarantor-Athene, L.P., Apollo Management Holdings, L.P., and Apollo Global Management, Inc. is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(4)The number of shares listed for Wellington Management Group LLP is based on the Schedule 13G filed by Wellington Management Group LLP on February 3, 2021. The address of Wellington Management Group LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.
(5)The number of shares listed for The Vanguard Group is based on the Schedule 13G filed by The Vanguard Group on February 10, 2021. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(6)Consists of (1) 833,080 Class A common shares held of record by the James and Leslie Belardi Family Trust, (2) 16,657 Class A common shares held of record by the Belardi Family Irrevocable Trust, (3) 200,000 Class A common shares held of record by the Belardi 2020 GRAT, (4) 159,696 Class A common shares held of record by JB Athene Investments, LLC, (5) options to acquire 323,590 Class A common shares vested as of May 30, 2021, (6) warrants held of record by the Belardi Family Irrevocable Trust exercisable for 334,325 Class A common shares, (7) warrants held of record by JB Athene Investments, LLC exercisable for 1,607,409 Class A common shares and (8) warrants held of record by the Belardi 2019 GRAT exercisable for 2,036,073 Class A common shares. Excludes 128,457 restricted Class A common shares, 51,838 Class A restricted stock units and options to acquire 119,033 Class A common shares which are unvested as of May 30, 2021. Mr. Belardi disclaims beneficial ownership of all common shares of Athene held by the Belardi Family Irrevocable Trust and the members of the Apollo Group. Mr. Belardi has entered into a voting agreement with Apollo Management Holdings, L.P., pursuant to which Mr. Belardi irrevocably appointed Apollo Management Holdings, L.P as its proxy to vote all of such Class A common shares beneficially owned by Mr. Belardi at any meeting of the Company’s shareholders. For the avoidance of doubt, all Class A common shares beneficially owned by Mr. Belardi and subject to the voting agreement are included in the number of shares reported as beneficially owned by the Apollo Holders.
(7)Consists of (1) 482,529 Class A common shares, (2) options to acquire 193,768 Class A common shares vested as of May 30, 2021 and (3) warrants exercisable for 2,375,000 Class A common shares. Excludes 35,345 restricted Class A common shares, 66,933 Class A restricted stock units and options to acquire 101,095 Class A common shares which are unvested as of May 30, 2021. Mr. Wheeler has entered into a voting agreement with Apollo Management Holdings, L.P., pursuant to which Mr. Wheeler irrevocably appointed Apollo Management Holdings, L.P as its proxy to vote all of such Class A common shares beneficially owned by Mr. Wheeler at any meeting of the Company’s shareholders. For the avoidance of doubt, all Class A common shares beneficially owned by Mr. Wheeler and subject to the voting agreement are included in the number of shares reported as beneficially owned by the Apollo Holders.
(8)Consists of (1) 1,610,505 Class A common shares, (2) options to acquire 125,193 Class A common shares vested as of May 30, 2021 and (3) warrants exercisable for 232,462 Class A common shares. Excludes 30,927 restricted Class A common shares, 60,678 Class A restricted stock units and options to acquire 91,539 Class A common shares which are unvested as of May 30, 2021.
(9)Consists of (1) 102,812 Class A common shares, (2) options to acquire 127,611 Class A common shares vested as of May 30, 2021 and (3) warrants exercisable for 132,916 Class A common shares. Excludes 30,043 restricted Class A common shares, 57,497 Class A restricted stock units and options to acquire 86,811 Class A common shares which are unvested as of May 30, 2021.
(10)Consists of (1) 101,054 Class A common shares, (2) options to acquire 60,823 Class A common shares vested as of May 30, 2021 and (3) warrants exercisable for 24,946 Class A common shares. Excludes 40,525 Class A restricted stock units and options to acquire 45,200 Class A common shares which are unvested as of May 30, 2021.
(11)Consists of (1) 28,536 Class A common shares, (2) options to acquire 63,726 Class A common shares vested as of May 30, 2021 and (3) warrants exercisable for 113,139 Class A common shares.
(12)Consists of Class A common shares held by entities directly or indirectly controlled by Mr. Rowan. The reported amount does not include, and Mr. Rowan disclaims beneficial ownership of, Class A common shares owned by the Apollo Holders. Mr. Rowan does not have the power to vote or dispose of any Athene common shares that may from time to time be held by the Apollo Holders and therefore is not deemed to beneficially own such shares.
(13)Excludes 5,588 restricted Class A common shares which are unvested as of May 30, 2021.
(14)In March 2021, Mr. Lohr transferred his ownership of Cardinal Holdings Limited (“Cardinal”), an entity which holds all his common shares of Athene, to a trust for estate planning purposes. In addition, an agency agreement between Cardinal and Mr. Lohr that previously allowed for Mr. Lohr to retain all voting rights and dispositive power with respect to the shares held at Cardinal was terminated in early 2021. As a result of these events, Mr. Lohr no longer beneficially owns any common shares of Athene. Mr. Lohr disclaims beneficial ownership of all common shares of Athene held of record or beneficially owned by the Apollo Holders or any other member of the Apollo Group.
(15)Mr. Michelini disclaims beneficial ownership of all common shares of Athene held of record or beneficially owned by the Apollo Holders or any other member of the Apollo Group.
(16)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(17)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(18)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(19)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(20)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(21)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(22)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(23)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(24)Excludes 5,151 restricted Class A common shares which are unvested as of May 30, 2021.
(25)Mr. Kleinman disclaims beneficial ownership of all common shares of Athene held of record or beneficially owned by the Apollo Holders or any other member of the Apollo Group.
(26)Excludes 3,573 restricted Class A common shares which are unvested as of May 30, 2021.
(27)Totals include restricted common shares, warrants and options held by such individuals which have vested or will vest as of May 30, 2021.
Change of Control
As discussed in the Explanatory Note, on March 8, 2021, the Company and AGM have agreed to effect an all-stock merger transaction to combine their respective businesses, subject to the terms and conditions of the Merger Agreement. The merger transaction, if consummated, would result in a change in control of the Company.

Share Incentive Plan Information

The table below shows information regarding awards outstanding and shares of common stock available for issuance as of March 31, 2021 under the Company’s share incentive plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Share Incentive Plans(3)
Share Incentive Plans Approved by Security Holders	3,179,263	$46.89	4,861,556
Share Incentive Plans Not Approved by Security Holders(4)	399,291	$33.95	—
Total	3,578,554	$44.65	4,861,556

(1)	Consists of Class A shares underlying options, time-based RSUs and performance-based RSUs. Performance-based RSUs are included at their target value.
(2)	Includes options and does not include other time-based RSUs or performance-based RSUs, as they do not have exercise prices.
(3)
Includes shares remaining available for issuance under the ESPP and the 2019 Share Incentive Plan. The ESPP is a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code. As of March 31, 2021, there were 3,545,785 shares remaining available for issuance under the ESPP. We estimate that 16,521 shares are subject to purchase during the purchase period beginning on April 1, 2021 and ending on June 30, 2021, assuming a purchase price equal to 85% of the closing price of our Class A common shares on April 16, 2021.

(4)	Includes securities pursuant to our 2014 share incentive plan. This plan was frozen in 2016 and no additional awards may be granted under this plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions since January 1, 2020, for which the amount involved exceeds $120,000 and our directors, executive officers, or shareholders who are known to us to beneficially own more than five percent of our voting Class A common shares, including Apollo, have a direct or indirect material interest as well as certain other transactions.
Relationships and Related Party Transactions Involving Apollo or its Affiliates
We have a strategic relationship with Apollo. In addition to being our co-founder, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. Persons and entities related to Apollo Global Management, Inc. are significant owners of our common shares. James R. Belardi, our Chief Executive Officer and a member of our board of directors, is the Chief Executive Officer and a director of ISG, a subsidiary of Apollo that, together with Apollo, manages our investments. He receives remuneration from acting as Chief Executive Officer of ISG. In addition, Mr. Belardi owns a 5% profits interest in ISG and in connection with that receives distributions in respect of ISG and sub-allocation fees earned by Apollo. Three of our other directors, Messrs. Lohr, Michelini, and Rowan, also serve as directors of ISG. Additionally, six of our directors, including Mr. Belardi, are employees of or consultants to Apollo or its affiliates. As discussed in the Explanatory Note, on March 8, 2021, the Company and AGM have agreed to effect an all-stock merger transaction to combine their respective businesses, subject to the terms and conditions of the Merger Agreement. For more information, see “—Merger Agreement” below.

The following table summarizes the amounts we have incurred, directly and indirectly, from Apollo and its affiliates:

(In millions)	Year ended December 31, 2020
Investment Management Agreements(1)(2)	626.8
Apollo Fund Investments(3)	86.3
Other fees
Out-of-Pocket Expenses	23.2
AmeriHome	17.0
Shared Services Agreement	13.9
Commercial Mortgage Loan Servicing Agreement	0.2
Total Other	54.3
Gross fees	767.4
ACRA noncontrolling interest(4)	51.4
Net fees	$716.0

(1)	Excludes $3.4 million of sub-advisory fees paid to ISG for the benefit of third-party sub-advisors.
(2)
Includes fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us. Third-party cedants bear legal responsibility for payment of the investment management fees charged; however, we are the beneficiaries of the services performed and the fees ultimately reduce the settlement payments received from such third-party cedants. For the year ended December 31, 2020, such fees were $159.4 million.

(3)	Includes total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees, including with respect to those investments we hold as investment funds or other alternative investments.
(4)	Represents those fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Investment Management Relationships
Substantially all of our invested assets are managed by Apollo pursuant to our investment management agreements (“IMAs”). Apollo provides a full array of asset and portfolio management services to us. Apollo has deep sector experience in the asset management industry and has overseen our investment portfolio since our founding. The Apollo investment platform provides us with access to Apollo’s investment expertise and fully-built infrastructure without the burden of incurring the development and maintenance costs of building an in-house investment asset manager with the capabilities of Apollo. As of December 31, 2020, Apollo managed approximately $180.9 billion of our assets.
As of December 31, 2020, Apollo’s investment professionals managed substantially all of the assets in accounts owned by us or in accounts supporting reinsurance ceded to our subsidiaries by third-party issuers (the “Accounts”) in a number of asset classes, including investment grade corporate credit, residential mortgage-backed securities (“RMBS”), high yield credit, commercial mortgage loans (“CMLs”), collateralized loan obligations (“CLOs”), commercial mortgage-backed securities (“CMBS”), and certain asset-backed securities (“ABS”). Having extensive knowledge of our corporate structure and business targets, Apollo often creates or sources unique investment opportunities, such as our investments in MidCap FinCo Limited (“MidCap”) and AmeriHome Mortgage Company, LLC (“AmeriHome”), described under “—MidCap” and “—AmeriHome” below.
We have historically relied on Apollo to efficiently reinvest large blocks of invested assets we have acquired. Apollo’s investment professionals have developed an intimate knowledge of our liability profile, which is long-dated and predominantly surrender charge protected. This knowledge serves as the foundation of our asset management strategy by enabling us to take advantage of our generally illiquid liability profile and identify asset opportunities with an emphasis on earning incremental yield by taking liquidity risk and complexity risk, rather than assuming solely credit risk. Through Apollo, we are able to source, value and invest in these high-quality assets to target and drive greater investment returns. Additionally, Apollo has tailored its service offering to our evolving needs. For example, Apollo is making significant investment in asset origination capabilities to provide higher yielding assets to our investment portfolio.
Current Fee Structure
During the second quarter of 2019, we entered into the Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between us and ISG (the “Fee Agreement”). Under the Fee Agreement, effective retroactive to January 1, 2019, we pay Apollo:

(1)a base management fee equal to the sum of (i) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) on December 31, 2018 of $103.4 billion (the “Backbook Value”) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (ii) 0.15% per year of the amount, if any (the “Incremental Value”), by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value; plus

(2)with respect to each asset in an Account, subject to certain exceptions, that is managed by Apollo and that belongs to a specified asset class tier (Core, Core Plus, Yield, and High Alpha), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

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
(iv)0.70% of the market value of High Alpha assets, which include subordinated CML, below investment grade CLO, unrated preferred equity, debt obligations originated by MidCap, CMLs for redevelopment or construction loans or secured by non-traditional real estate, below investment grade infrastructure debt, certain loans originated directly by Apollo (other than MidCap loans), and agency mortgage derivatives; and
(v)0.00% of the market value of cash and cash equivalents, U.S. treasuries, non-preferred equities and alternatives.

    The following represents the assets managed by Apollo based on the above sub-allocation structure:

(In millions, except percentages)	December 31, 2020	Percent of Total
Core	$49,392	27.3%
Core Plus	41,516	23.0%
Yield	64,693	35.8%
High Alpha	6,200	3.4%
Other(1)	19,088	10.5%
Total sub-allocation assets	$180,889	100.0%

(1)
Other includes assets within sub-allocation category (v) (which includes Apollo Fund Investments discussed below) and assets that do not fall within any of the sub-allocation categories described above. Assets of $5,881 million that do not fall within the sub-allocation categories above are termed “Special Assets” and are subject to the base management fee and separately negotiated sub-allocation fees.

Additionally, the Fee Agreement provides for a possible payment by Apollo to us, or a possible payment by us to Apollo, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of our investments that consist of Core and Core Plus assets. If more than 60% of our invested assets that are subject to the sub-allocation fees are invested in Core and Core Plus assets, we will receive a 0.025% fee reduction on the Incremental Value. If less than 50% of our invested assets that are subject to the sub-allocation fee are invested in Core and Core Plus assets, we will pay an additional fee of 0.025% on Incremental Value. Under the Fee Agreement fees payable to Apollo for sub-advisory services are encompassed within the current fee structure and we no longer separately pay sub-advisory fees to Apollo. However, in certain instances, Apollo earns an incentive fee in its capacity as sub-advisor of our invested assets.
From time to time, Athene participates in transactions in which Apollo Global Securities, LLC (“AGS”), an affiliate of Apollo, provides certain structuring, capital markets advisory, syndication and/or other related services and receives fees for such services (collectively, the “AGS Fees”). In 2020, Athene directly participated in five such transactions and bore the economic cost of approximately $24 million of such AGS Fees. From time to time, Athene may receive certain upfront fees and/or fee rebates, in respect of its participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.
We believe that our relationship with Apollo has contributed to and will continue to contribute to our strong financial performance. For the year ended December 31, 2020, we generated net investment income of $4.9 billion. Net of the aforementioned fees, we achieved a consolidated net investment earned rate of 4.01% for the year ended December 31, 2020.

Termination of Investment Management or Advisory Agreements with Apollo
The investment management or advisory agreements between us and the applicable Apollo subsidiary have no stated term and may be terminated by either the applicable Apollo subsidiary, the Company or our relevant Company subsidiary, as applicable, upon notice at any time. However, our bye-laws currently provide that we may not, and will cause our subsidiaries not to, terminate any IMA among us or any of our subsidiaries, on the one hand, and the applicable Apollo subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an “IMA Termination Election Date”) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (the “IMA Termination Effective Date”). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by the applicable Apollo subsidiary or (ii) the fees being charged by the applicable Apollo subsidiary are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to the applicable Apollo subsidiary and the applicable Apollo subsidiary will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by the applicable Apollo subsidiary are unfair and excessive, the applicable Apollo subsidiary has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an IMA with the applicable Apollo subsidiary, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to the applicable Apollo subsidiary’s advisory business, or (ii) the applicable Apollo subsidiary’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an even described in clause (B)(i) or (B)(ii), the applicable Apollo subsidiary shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in the bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws, an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (iv) of the definition of “Apollo Group” as set forth in the bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position). The limitations on our ability to terminate the IMAs with the applicable Apollo subsidiary could have a material adverse effect on our financial condition and results of operations.
Our organizational documents give our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any IMA with the applicable Apollo subsidiary, and therefore our Independent Directors are under no obligation to make, and accordingly may exercise their discretion never to make, such a determination.
The boards of directors of the Company’s subsidiaries may terminate an IMA with the applicable Apollo subsidiary relating to the applicable Company subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of the bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Apollo Fund Investments
Apollo invests certain of our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (“Apollo Fund Investments”). Apollo Fund Investments comprised 83.6% of our net alternative investment portfolio as of December 31, 2020. Apollo’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically allocate 5-10% of the assets in the Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (i) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (ii) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (iii) investments that we believe have less downside risk. As of December 31, 2020, 3.8% of our assets in the Accounts were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% per annum to 2% per annum with respect to management fees and 0% to 20% of profits for carried interest, subject in many cases to preferred return hurdles.
Our Apollo Fund Investments, net of ACRA noncontrolling interests, consisted of the following:

	December 31, 2020
(In millions, except percentages)	Invested Asset Value	Percent of Total
Differentiated investments
AmeriHome	$546	10%
MidCap	611	11%
Catalina Holdings Ltd. (Catalina)	334	6%
Athora Holding Ltd. (Athora)	661	12%
Venerable Holdings, Inc. (Venerable)	123	2%
Other	339	5%
Total differentiated investments	2,614	46%
Real estate	1,135	20%
Credit funds	847	15%
Private equity	552	10%
Real assets	180	3%
Natural resources	242	4%
Public equities	110	2%
Total net Apollo fund investments	$5,680	100%

As of December 31, 2020, 15.1% of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes our cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2020
Sales, maturities, and repayments	$1,049
Purchases	(4,885)
For additional information regarding these investments, refer to our consolidated financial statements in our 2020 Annual Report.
Certain members of our board of directors and certain of our executive officers may directly receive carried interest or may receive a portion of the carried interest that Apollo receives from fund investments in which we are invested. Certain directors may invest in fund investments in which we have invested. Additionally, Mr. Belardi also has interests in certain of these fund investments. Certain officers from time to time may invest in Apollo funds or co-investments.

AmeriHome
On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation. This transaction closed on April 7, 2021 and we estimate $184 million of revenue from the premium of the platform sale, net of carry and transaction expenses.
Prior to the sale of AmeriHome, we held a significant investment in AmeriHome, a mortgage lender and mortgage servicer, through our investment in A-A Mortgage Opportunities, L.P (“A-A Mortgage”), an investment fund managed by Apollo. AmeriHome originates assets that we may acquire that are consistent with our investment strategy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Investment Portfolio in our 2020 Annual Report. Through December 31, 2020, we made equity investments of $349 million in A-A Mortgage. As of December 31, 2020, we held 70% of the economic interests in A-A Mortgage, A-A Mortgage owned 100% of the equity interests in Aris Mortgage Holding Company LLC (“Aris Holdco”) (not including profits interests in Aris Holdco held by AmeriHome management), and Aris Holdco owned 100% of the equity interests in AmeriHome. In addition, three of our executive officers, James R. Belardi (also a director), Martin P. Klein, and John L. Golden, currently serve on the board of Aris Holdco. In connection with our equity investment in A-A Mortgage, we agreed that Aris Holdco would pay Apollo a management fee equal to 1.5% of Aris Holdco’s consolidated equity, in addition to the 10% carried interest that Apollo receives subject to an 8% hurdle. This management fee is paid in respect of certain management and oversight services provided by Apollo to A-A Mortgage and its subsidiaries. In connection with transaction advice that may be rendered by AGS relating to certain strategic transactions that may be entered into by Aris Holdco and/or its subsidiaries, Aris Holdco had agreed, subject to certain limitations, to pay AGS transaction fees equal to 1% of the aggregate consideration in such transactions for which AGS provides advice. Certain other investors in A-A Mortgage, including an Apollo-affiliated fund, as a condition to their commitments to invest in A-A Mortgage, required that the amounts paid by Aris Holdco to Apollo in respect of the management fee and amounts paid to AGS in respect of transaction fees would be rebated to such investors.
Gross management fees incurred by Aris Holdco for services rendered by Apollo for the year ended December 31, 2020, totaling $4.2 million, were rebated to other investors in A-A Mortgage. Apollo also recognized $33.3 million in unrealized incentive income for the year ended December 31, 2020.
In 2015, we entered into loan purchase and servicing agreements with AmeriHome. The agreements allow us to purchase certain RMLs which AmeriHome has originated or purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans and generally charges a fee of 25 basis points on the loans serviced. For the year ended December 31, 2020, we purchased $169 million of RMLs under this agreement.

In the first quarter of 2020, we paid AmeriHome a fee of approximately $645,000 for facilitating a trade of residential mortgage loans to Freddie Mac. In the fourth quarter of 2020, we reimbursed to AmeriHome approximately $210,000 for premium recapture fees charged by Freddie Mac in connection to certain of the previously sold residential mortgage loans which were paid off early.
Additionally, we received a dividend of approximately $350 million from AmeriHome through A-A Mortgage and also purchased investments issued by AmeriHome and AmeriHome affiliates in the amount of $300 million during the year ended December 31, 2020 (includes purchases made by third-party cedents with respect to assets backing obligations reinsured to us).
We also had commitments to make additional equity investments in A-A Mortgage of $520 million as of December 31, 2020 (includes commitments of $139 million made by third-party cedents with respect to assets backing obligations reinsured to us).

MidCap
We hold a significant investment in MidCap. Our investment in MidCap was previously held through our investment in AAA Investments (Co-Invest VII), L.P. (“CoInvest VII”). CoInvest VII was dissolved during the third quarter of 2020 and we now hold MidCap directly, primarily through an investment in profit participating notes. For the year ended December 31, 2020, we earned income of $8.6 million on the profit participating notes. In addition, one of our directors, Hope Taitz, currently serves on the board of MidCap. When we originally invested in MidCap Financial Holdings, LLC (“MidCap Financial”) in November 2013, MidCap Financial was a specialty finance company which primarily originated lending opportunities in the healthcare sector. With the assistance of Apollo, MidCap Financial entered new lending markets, raised substantial equity capital and restructured as MidCap in January 2015. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo and, from time to time, provides us with access to assets for our investment portfolio.
The following summarizes our investments in MidCap:

(In millions)	December 31, 2020
Profit participating notes	$534
Subordinated debt facility	328
Redeemable preferred stock	77
Total investment in MidCap	$939
During the second quarter of 2020, we invested $67 million in MidCap redeemable preferred stock. For the year ended December 31, 2020, we earned income of $4.5 million on the redeemable preferred stock.

Additionally, we have made loans directly to MidCap Financial to which subsidiaries of MidCap succeeded as borrower. In connection with the acquisition of MidCap Financial by CoInvest VII in 2013, we entered into a subordinated debt facility with MidCap Financial with a principal amount of $245 million and a maturity date of July 2018. In connection with the restructuring of MidCap Financial into MidCap in January 2015, subsidiaries of MidCap Holdings succeeded as borrower under the subordinated debt facility, and the maturity date of the facility was extended to January 2022. In January 2016, the subordinated debt facility was amended and restated in connection with new loans made by third-party lenders. The loans under the amended and restated facility mature in January 2026 and earn interest at a rate of 9.0% per annum. During the fourth quarter of 2019, we loaned an additional $100 million to MidCap under the debt facility. For the year ended December 31, 2020, we earned income of $22 million in connection with the subordinated debt financing. The principal balance under the financing was $345 million as of December 31, 2020.
From time to time, MidCap may originate or source loans that we purchase directly. Additionally, during the year ended December 31, 2020, we purchased $305 million in ABS and CLO securities issued by MidCap affiliates (includes purchases made by third-party cedents with respect to assets backing obligations reinsured to us). As is customary practice for loan originators, MidCap may retain a percentage of the origination fees on the loans we purchase that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.
Athora Holding Ltd.
On April 14, 2017, in connection with a private offering, Athora Holding Ltd. (“Athora”) entered into subscription agreements with us, certain affiliates of AGM and a number of other third-party investors pursuant to which Athora secured commitments from such parties to purchase new common shares in Athora (the “Athora Offering”).
On November 28, 2017, the Athora board of directors approved resolutions authorizing the closing of the Athora Offering (the “Closing”) to occur on January 1, 2018 and approving a capital call from all of the Athora investors, excluding us. In connection with the Closing and the issuance of shares in respect of the capital call, each of which occurred on January 1, 2018, our equity interest in the Athora Group was exchanged for 9,000,000 common shares of Athora equity securities. As a result, our interest in Athora was reduced below 50% of the economic and voting interests in the Athora Group, such that we now hold the Athora Group as an investment rather than as consolidated subsidiaries. Prior to the Closing and issuance of shares in respect of the capital call, Athora was our wholly-owned subsidiary. Immediately after the Closing and issuance of shares in respect of the capital call, we held 10% of the aggregate voting power of and less than 50% of the economic interest in Athora’s equity securities. As of December 31, 2020, we held 10% of the aggregate voting power of and approximately 16% of the economic interest in Athora’s equity securities.
In connection with the Closing, we entered into a Cooperation Agreement (the “Cooperation Agreement”), dated January 1, 2018, between us and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2020, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.
During the second quarter of 2020, we contributed capital of $361 million to Athora. As of December 31, 2020, we had outstanding funding agreements in the aggregate principal amount of $122 million that had been issued to Athora prior to the Closing. We also have commitments to make additional equity investments in Athora of $305 million as of December 31, 2020.
One of our executive officers, William J. Wheeler, as well as three of our directors, Marc Rowan, Scott Kleinman, and Gernot Lohr, currently serve on the board of Athora. One of our executive officers, Mr. Wheeler, and certain of our directors are indirect investors in Athora.
Third Party Sub-Advisory Agreements
In the limited instances in which Apollo desires to invest in asset classes for which it does not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which Apollo makes the determination that it is more effective or efficient to do so, Apollo mandates third-party sub-advisors to invest in such asset classes, and we reimburse Apollo for fees paid to such sub-advisors. For the year ended December 31, 2020, we reimbursed $3.4 million of sub-advisory fees to Apollo for the benefit of third-party sub-advisors.

Reinsurance of Voya Financial, Inc. and Investment in VA Capital Company LLC and Debt Financing to Venerable Holdings, Inc.
In December 2017 a consortium of investors, led by affiliates of Apollo, and certain other investors including the Company, agreed to purchase Voya Insurance and Annuity Company (“VIAC”), including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable Holdings, Inc. (“Venerable”), to be the holding company of VIAC. On June 1, 2018, we entered into reinsurance agreements with VIAC and ReliaStar Life Insurance Company (“RLI”), pursuant to which we reinsured a block of fixed and fixed indexed annuity liabilities from VIAC and RLI (the “FA Business Reinsurance Agreements”). The aggregate reserves of VIAC and RLI that are subject to the FA Business Reinsurance Agreements as of June 1, 2018 were approximately $19 billion. As consideration for the transactions contemplated by the FA Business Reinsurance Agreements, we paid to VIAC and RLI an aggregate ceding commission of approximately $396 million. All of the business ceded by VIAC to ALRe was recaptured by VIAC as of December 31, 2019. Immediately following such recapture, VIAC ceded to Athene Annuity Re Ltd. (“AARe”) all of the recaptured business previously reinsured by ALRe. VIAC was acquired by Venerable on June 1, 2018. We have a minority equity investment in VA Capital Company LLC (“VA Capital”), the parent of Venerable, which was $123 million as of December 31, 2020. Additionally, as of December 31, 2020, we had a $145 million, 15-year term loan receivable from Venerable, which is held at principal balance less allowances. While management views the overall transactions with VIAC and Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions.
Certain of our directors and executive officers are co-investors with us in our minority equity investment in VA Capital and the term loan to Venerable made in connection with the Voya reinsurance transactions. Subsequent to the approval of the transaction, certain of our directors and executive officers were offered the opportunity to co-invest with us in debt issued by Venerable and equity issued by VA Capital. Specifically, Messrs. Belardi, Wheeler and Michelini each purchased a portion of the investment in equity in which we had invested through co-invest vehicles and a portion of the debt in which we had invested, in each case, directly from us. Mr. Belardi purchased $1,000,000 of equity and $1,000,000 of debt, Mr. Wheeler purchased $1,000,000 of equity and $1,000,000 of debt and Mr. Michelini purchased $250,000 of equity and $250,000 of debt. In each case, these directors and executive officers purchased the securities on the same terms and conditions, including price, as we did. We did not receive any separate fee or consideration from such transactions. Messrs. Wheeler and Michelini also serve on the board of directors of VA Capital and Venerable, respectively.
Strategic Partnership
On October 24, 2018, we entered into an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (the “Strategic Partnership”). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo are designed to be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership remain subject to our existing governance processes, including approval by our conflicts committee, where applicable. During the year ended December 31, 2020, we invested a net $92 million under the Strategic Partnership.
PK AirFinance
During the fourth quarter of 2019, we and Apollo purchased PK AirFinance (“PK”), an aviation lending business, including PK’s in force loan portfolio (the “Aviation Loans”), from the Aviation Services Unit of GE Capital (“GE”). The Aviation Loans are generally fully secured by aircraft leases and aircraft. In connection with such transaction, Apollo acquired the PK loan origination platform, including personnel and systems, for $30 million, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo (collectively, the “PK Transaction Agreements”). The existing Aviation Loans were acquired and securitized by a newly formed SPV for which Apollo acts as ABS manager (the “ABS-SPV”). The ABS-SPV issued tranches of senior notes (the “Senior Notes”) and subordinated notes (the “Subordinated Notes”), which are secured by the Aviation Loans. In connection with the acquisition of the existing Aviation Loans by the ABS-SPV, (i) a tranche of senior notes was acquired by third-party investors and (ii) we purchased mezzanine tranches of the Senior Notes and the Subordinated Notes.
In addition to the investment in the Senior Notes and Subordinated Notes, we also have a right to acquire, whether directly, through the ABS-SPV or through a similar vehicle, all Aviation Loans originated by PK (the “Forward Flow Loans”). All servicing and administrative costs and expenses of Apollo (determined at cost, without mark-up) that are incurred in connection with the sourcing, origination, servicing and maintaining the Forward Flow Loans, net of any service fees and servicing and administrative cost and expense reimbursement amounts received directly from the ABS-SPV or other entities investing in the Forward Flow Loans will be allocated to, and reimbursed by the ABS-SPV or us, as applicable, subject to an agreed-upon annual cap.
In addition to the payment of the expenses described in the preceding paragraph and the base management fee paid to Apollo on all assets managed by Apollo, the investees in the ABS-SPV including us have paid or expect to pay the following fees to Apollo or certain service providers that are affiliates of, or are companies managed by, Apollo in connection with the PK Transaction Agreements:
(A)    To Apollo, sub-allocation fees on the Senior Notes based on the sub-allocation rates applicable to Yield Assets and sub-allocation fees on the Subordinated Notes based on the sub-allocation rates applicable to High Alpha Assets. See-Investment Management Relationships-Current Fee Structure.
(B)    To Redding Ridge Asset Management LLC, a company in which certain funds managed by Apollo have an interest, as consideration for assistance with the structuring, monitoring, support and maintenance of the securitization transactions, a one-time structuring fee of $1.6 million, as well as ongoing support fees equal to 1.5 bps on the total capitalization amount and certain other fees, which may become due upon the occurrence of certain events; and

(C)    To Merx Aviation Servicing Limited, a company externally managed by Apollo Investment Management, L.P., an affiliate of Apollo, with respect to certain diligence, technical support and enforcement, remarketing and restructuring services with respect to the existing Aviation Loans and the Forward Flow Loans, a one-time servicing fee of $1 million, as well as certain special situations fees, which may become due upon the occurrence of certain events.
During the year ended December 31, 2020, we paid $19.3 million of services reimbursements to Apollo relating to PK AirFinance.
Donlen
On November 25, 2020, Freedom Acquirer LLC, a newly formed Delaware limited liability company in which we are indirectly invested, entered into an agreement to acquire substantially all of the assets comprising the Donlen vehicle leasing and fleet management services business (the “Donlen Business”) from Hertz Global Holdings, Inc., the Donlen Corporation, and certain Donlen Corporation subsidiaries. The sale of the Donlen Business was conducted through a court-supervised sale process as part of the voluntary petitions for reorganization under Chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware filed by The Hertz Corporation and its subsidiaries.
In connection with the transaction, we committed to (i) provide approximately $400 million of equity financing, indirectly through a newly formed special purpose vehicle, and (ii) provide approximately $275 million (50%) of a $550 million senior secured term loan facility. Additionally, as part of the transaction, we committed to approximately $64 million in certain classes of notes issued under a new asset-backed securitization facility that finances the U.S. vehicle leasing operations of the Donlen Business.
ACRA
ACRA was initially formed as a wholly owned subsidiary of ALRe with the objective of raising third-party capital for the purpose of pursuing inorganic transactions, PRT transactions and certain flow reinsurance transactions (collectively, “Qualifying Transactions”). On September 11, 2019, ALRe entered into a framework agreement (the “Framework Agreement”) with ACRA, in connection with which ACRA received capital commitments from ALRe and certain funds managed by AGM referred to collectively as the Apollo/Athene Dedicated Investment Program (“ADIP”).
On October 1, 2019, ALRe sold 67% of its economic interests in ACRA to ADIP for $575 million. The shares held by ADIP are non-voting. The shares held by ALRe represent 100% of the voting power and, as of October 1, 2019, 33% of the economic interests in ACRA. In connection with the sale of ACRA economic interests to ADIP, ALRe entered into a shareholders agreement (the “ALRe Shareholders Agreement”) with ACRA and ADIP. The terms of the Framework Agreement and the ALRe Shareholders Agreement were approved by the disinterested directors of our board of directors, acting under authority granted by our board of directors.
To ensure that ACRA continues to qualify for certain benefits under the income tax treaty between the U.S. and the U.K. (the “U.K. Treaty”), the ALRe Shareholders Agreement includes a mechanism to adjust the economic ownership interests of ACRA. On April 1, 2020, ALRe purchased 14,000 newly issued ACRA shares (“True-up Shares”) for $65.6 million, which resulted in ALRe holding 36.55% of the economic interests in ACRA. The remaining 63.45% of the economic interests in ACRA are held by ADIP. If it is subsequently determined that ALRe’s ownership percentage may be reduced from its current ownership percentage to a percentage not less than 33% without causing ACRA to fail to qualify for U.K. Treaty benefits, then ACRA may redeem all or a portion of the True-up Shares. It is possible that (i) one or more additional purchases may be necessary in the future, and (ii) one or more such redemptions may be subsequently effected.
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
In connection with each Qualifying Transaction in which ACRA elects to participate (each, a “Participating Transaction”), ACRA will generally pay ALRe a fee (the “Wrap Fee”) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 bps per year, based on a scale which increases from 10 basis points as the portion of the reserves economically attributed to ADIP increases.
In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the commitment period), ALRe or its applicable affiliate has the right (the “Commutation Right”) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP’s ability to reject the commutation if a minimum return with respect to such Participating Transaction is not achieved. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Framework Agreement and related transaction documents), ALRe will be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.

As of December 31, 2020, ALRe and Athene Life Re International Ltd. had retroceded to ACRA $38.8 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of us and the ACRA Transaction Committee.
ACRA’s board of directors (the “ACRA Board”) currently consists of thirteen directors. ALRe has nominated eight directors to serve on the ACRA Board: (i) one is the Chairman, (ii) one is a representative of Apollo, (iii) two are our representatives, (iv) two are representatives of both Apollo and us, and (v) two are independent directors. ADIP and its investors have nominated five directors to serve on the ACRA Board, four of which are independent directors.
During the year ended December 31, 2020, we received capital contributions of $240 million from ADIP and paid a dividend of $46 million to ADIP. As of December 31, 2020, ADIP had raised approximately $3.3 billion in capital commitments, of which $1.7 billion remained uncalled and was available to deploy into future Qualifying Transactions. In addition, ACRA pays a monthly fee to Apollo for asset management services in an amount equal to the marginal base investment management fees and sub-allocation fees we pay to Apollo pursuant to the Fee Agreement. See “–Investment Management Relationships–Current Fee Structure” for further discussion regarding the Fee Agreement.
Apollo Share Exchange and Related Transactions
On October 27, 2019, we entered into a Transaction Agreement with AGM and certain of its affiliates (the “Transaction Agreement”) under which affiliates of AGM agreed to make a significant investment in us. Pursuant to the Transaction Agreement, we agreed to (i) make certain amendments to the Twelfth Amended and Restated bye-laws of the Company (such amended bye-laws, the “Thirteenth Amended and Restated Bye-laws”), which, among other items, would result in the elimination of the Company’s multi-class share structure (the “Multi-Class Share Elimination”), (ii) issue 35,534,942 new Class A common shares that we would transfer to certain affiliates of AGM which comprise the Apollo Operating Group (collectively, the “AOG”) in exchange for (A) 29,154,519 equity interests of the AOG and (B) $350 million in cash (the “Share Issuance”) and (iii) grant AGM the right to purchase additional Class A common shares from the Closing Date (as defined hereafter) until 180 days thereafter to the extent the issued and outstanding Class A common shares beneficially owned by Apollo and certain of its related parties and employees (inclusive of Class A common shares over which any such persons have a valid proxy) do not equal at least 35% of the issued and outstanding Class A common shares, on a fully diluted basis. In connection with the Multi-Class Share Elimination, (i) all of our Class B common shares would be converted into an equal number of Class A common shares on a one-for-one basis and (ii) all of our Class M common shares would be converted into a combination of Class A Common Shares and warrants to purchase Class A Common Shares.
On February 12, 2020, the shareholders of the Company approved, among other proposals, the Multi-Class Share Elimination, the Thirteenth Amended and Restated Bye-laws and the Share Issuance at a special general meeting of the shareholders of the Company (the “SGM”). On February 28, 2020 (the “Closing Date”), we consummated the Share Issuance and the Multi-Class Share Elimination.
Concurrently with the entry into the Transaction Agreement, Apollo Management Holdings, L.P. (“AMH”), James Belardi, our Chief Executive Officer, and William Wheeler, our President (each an “Other Shareholder”), entered into a Voting Agreement (the “Voting Agreement”), pursuant to which each Other Shareholder irrevocably appointed AMH as its proxy and attorney-in-fact (the “Voting Proxy”) to vote all of such Other Shareholder’s Class A common shares at any meeting of our shareholders occurring following the Closing Date and in connection with any written consent of our shareholders following the Closing Date. The Voting Proxy will be of no force and effect if Apollo and certain affiliates thereof cease to hold at least 7.5% of our Class A common shares. In addition, Messrs. Belardi and Wheeler each entered into a letter agreement with us, pursuant to which they agreed to vote their Class M common shares in favor of the proposals on which holders of our Class M common shares were entitled to vote at the SGM (including the proposal to approve the amendments to our bye-laws that eliminated the Class M common shares).
On the Closing Date, we also entered into the following agreements:

•A shareholders agreement, dated as of the Closing Date (the “Shareholders Agreement”), with the entities comprising the AOG that hold the Class A common shares (the “Apollo Shareholders”), that, among other things, (i) granted the Apollo Shareholders certain nomination rights to the Company’s board of directors, (ii) subjected the Class A common shares held by the Apollo Shareholders to a lockup period and certain other transfer restrictions and (iii) granted to AMH, or its designated replacement a right to purchase up to that number of Class A common shares that would increase by 5 percentage points the percentage of the issued and outstanding Class A common shares beneficially owned by the AOG and certain affiliates, employees and consultants of AGM (inclusive of Class A common shares over which any such persons have a valid proxy), calculated on a fully diluted basis (the “Facility Right”), in each case, on the terms and subject to the conditions set forth therein. The Shareholders Agreement also sets forth certain information and inspection rights in favor of, and imposes certain confidentiality obligations on, the Apollo Shareholders.

•A registration rights agreement, dated as of the Closing Date, providing for, among other things, demand, piggyback and shelf registration rights with respect to the Class A common shares held by AGM and its affiliates, in each case, on the terms and subject to the conditions set forth therein.

•A liquidity agreement, dated as of the Closing Date, with AGM (the “Liquidity Agreement”), pursuant to which, once each quarter, we are entitled to request to sell a number of AOG units representing at least $50 million in exchange for payment of cash proceeds as set forth in the Liquidity Agreement. The Company’s liquidity rights are subject to certain limitations and obligations, including that the Company has to request liquidity for AOG units with a value of at least $50 million, and has to set the minimum sale price for such AOG units at not less than 90% of the volume-weighted average price of the AGM Class A common shares for the 10 consecutive business days prior to the day the Company submits a notice for sale of AOG units. The Liquidity Agreement also provides that the Company is prohibited from transferring its AOG units other than to an affiliate or pursuant to the options set forth therein.
Merger Agreement
On March 8, 2021, we entered into a Merger Agreement, by and among us, AGM, Holdco, Company Merger Sub and AGM Merger Sub.
The Company and AGM have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine their respective businesses by completing the Mergers and as of the Effective Time, changing the name of HoldCo to be “Apollo Global Management, Inc.”
The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been approved by the boards of directors of both companies, as well as the conflicts committee of AGM’s board and a special committee of certain disinterested members of the board of directors of the Company.
Merger Consideration
Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each Class A common share, par value $0.001 per share, of the Company (the “Company Shares”) issued and outstanding immediately prior to the Effective Time (excluding (i) any Company Shares that are held in treasury; (ii) any Company shares that are owned by Company Merger Sub, any wholly-owned subsidiary of the Company, the Apollo operating group or any subsidiary of the Apollo operating group; or (iii) any Company shares for which dissenters’ rights have been perfected pursuant to the Companies Act 1981 of Bermuda) will be converted automatically into the right to receive 1.149 shares of Class A common stock, par value $0.00001 per share, of HoldCo (the “HoldCo Shares”) (the “Merger Consideration”), and each Company Preferred Series A Share, Company Preferred Series B Share, Company Preferred Series C Share, and Company Preferred Series D Share, in each case issued and outstanding immediately prior to the Effective Time (excluding any preferred shares for which dissenters’ rights have been perfected pursuant to the Companies Act 1981 of Bermuda), shall automatically be converted into an equivalent preferred share of the surviving company in the Company Merger. No fractional HoldCo Shares will be issued in connection with the Company Merger, and the Company’s shareholders will receive cash in lieu of any fractional HoldCo Shares.
Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of Class A common stock, par value $0.00001 per share, of AGM (the “AGM Shares”) issued and outstanding immediately prior to the Effective Time (excluding any shares of AGM that are held in treasury or owned by AGM Merger Sub or any direct or indirect wholly-owned subsidiary of AGM) will be converted into the right to receive one HoldCo Share (the “AGM Merger Consideration”), and each AGM Preferred Series A share and AGM Preferred Series B share, in each case issued and outstanding immediately prior to the Effective Time, shall remain issued and outstanding and be unaffected by the Mergers.
Upon closing of the transactions contemplated by the Merger Agreement, current AGM stockholders will own approximately 76% of HoldCo on a fully diluted basis, and Company shareholders will own approximately 24%.
At the Effective Time, each of the issued and outstanding warrants of the Company that is outstanding immediately prior to the Effective Time (“Company Warrant”) will, automatically and without any action on the part of the holder of a Company Warrant, remain outstanding in accordance with its terms, or, alternatively, will be exchanged for such consideration from HoldCo in connection with the transactions contemplated by the Merger Agreement as may be agreed in writing by the Company and AGM prior to the Effective Time.
The Merger Agreement provides that, at the Effective Time, the Company equity awards and the AGM equity awards generally will automatically convert into equity awards with respect to HoldCo Shares, on the same terms and conditions under the applicable plans and award agreements immediately prior to the Effective Time and, in the case of Company equity awards, after giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Mergers, except that for performance-based Company awards, the number of HoldCo Shares underlying such award shall be based on the applicable target level of performance and will vest at the end of the applicable performance period.
Registration and Listing of HoldCo Common Stock
The Company and AGM will cause HoldCo to file with the SEC, a registration statement on Form S-4 in connection with the issuance of shares of HoldCo Common Stock in the Mergers (the “Form S-4”), which will include a joint proxy statement relating to the Company shareholders meeting to approve the Merger Agreement and the AGM stockholders meeting to approve the Merger Agreement (the “Joint Proxy Statement”). The Company, AGM and HoldCo have agreed to take all actions reasonably necessary to have the Form S-4 declared effective as promptly as practicable after filing. After the Effective Time, HoldCo Common Stock will be listed on the New York Stock Exchange.
Certain Other Terms of the Merger Agreement
The Merger Agreement contains customary representations and warranties made by each of the Company and AGM, and also contains customary pre-closing covenants on behalf of the Company and AGM, respectively, including covenants, among others, (i) for each to operate its businesses in the ordinary course and to refrain from taking certain actions without the other party’s consent, (ii) that the Company will not solicit, initiate, knowingly encourage or knowingly take any other action designed to facilitate, and, subject to certain exceptions for unsolicited written third-party acquisition proposals, not to participate in any discussions or negotiations, or cooperate in any way with respect to, any inquiries or the making of, any proposal of an alternative transaction, (iii) subject to certain exceptions, not to withdraw, qualify or modify the support of the Company Board or the AGM Board, as applicable, for the Merger Agreement and the Company Merger or AGM Merger, as applicable, and (iv) to use its respective reasonable best efforts to obtain governmental, regulatory and third party approvals. In addition, the Merger Agreement contains covenants that require each of the Company and AGM to call and hold a special stockholder meeting and, subject to certain exceptions, require each of the Company Board and AGM Board to recommend to the Company shareholders or the AGM stockholders, as applicable, to approve the applicable Merger and approve the Merger Agreement.
The Merger Agreement contains certain termination rights for each of the Company and AGM, including in the event that (i) the Mergers are not consummated on or before June 30, 2022, subject to the automatic extension of the termination date of the Merger Agreement until September 30, 2022 (the “Outside Date”) in the event that regulatory closing conditions are the only closing conditions remaining to be satisfied, (ii) the approval of the Mergers and the approval of the Merger Agreement by the shareholders of the Company or the stockholders of AGM is not obtained at the respective stockholder meetings or (iii) if any restraint having the effect of preventing the consummation of the Company Merger or the AGM Merger shall have become final and nonappealable or if any governmental entity that must grant a requisite regulatory approval has denied approval of the Company Merger or the AGM Merger. In addition, the Company and AGM can each terminate the Merger Agreement prior to the stockholder meeting of the other party if, among other things, the Company Board (in the case of AGM) or the AGM Board (in the case of the Company) has changed its recommendation that its shareholders approve the Company Merger or the AGM Merger, as applicable, and approve the Merger Agreement, or has failed to make or reaffirm such recommendation in certain circumstances.
The Merger Agreement provides that if the AGM Board changes (or publicly proposes to change) its recommendation to the AGM stockholders and the Merger Agreement is terminated by either the Company or AGM due to the failure to obtain the AGM stockholder approval at the AGM stockholder meeting, AGM will pay to the Company a termination fee equal to $81.9 million in cash.
Governance
HoldCo will have a Board of Directors immediately following the effective time of the Mergers consisting of (i) the directors of AGM in office immediately prior to the Effective Time, (ii) four directors of the Company in office immediately prior to the Effective Time, including three persons designated by the disinterested members of the Company Board and reasonably acceptable to AGM, and which three persons must qualify as “independent directors” under the listing standards of the NYSE and the applicable rules of the SEC, and (iii) no more than eighteen directors in the aggregate.
Conditions to the Mergers
The completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including (i) the approval of the Merger Agreement and approval of the Company Merger by the affirmative vote of the holders of a majority of the voting power represented by the outstanding Company Shares present at the Company shareholder meeting and entitled to vote thereon; (ii) the approval of the Merger Agreement and approval of the AGM Merger by the affirmative vote of the holders of a majority of the outstanding AGM Shares present at the AGM stockholder meeting and entitled to vote thereon; (iii) the receipt of certain domestic and foreign regulatory approvals; (iv) the absence of governmental restraints or prohibitions preventing the consummation of either of the Mergers; (v) the effectiveness of the Form S-4 and absence of any stop order or proceedings by the SEC; and (vi) the completion in all respects of the contemplated restructuring of AGM in respect of potential governance changes and related transactions concurrently with the consummation of the Mergers. The obligation of each of the Company and AGM to consummate the Mergers is also conditioned on, among other things, the receipt of tax opinions as to the tax-free nature of each of the Mergers, and the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers).

Voting
The Merger Agreement provides that the Company will vote (or cause to be voted) any AGM Shares it owns (directly or indirectly) in favor of the AGM Merger at any meeting of AGM stockholders at which the AGM Merger will be submitted for approval. However, the Company’s obligation (i) will be subject to and only given effect to the extent such obligations would be consistent with the fiduciary duties of the Company Board under Bermuda law, and (ii) will terminate in full in the event the Company Board withdraws, suspends, withholds or, in any manner adverse to AGM, amends its recommendation of approval of the Merger Agreement, the Statutory Merger Agreement (as defined in the Merger Agreement) and the Company Merger by Company shareholders.
The Merger Agreement provides that AGM agrees to vote (or cause to be voted) the Company Shares it owns (directly or indirectly) in favor of, and take certain other actions in furtherance of, the approval of the Merger Agreement, the Statutory Merger Agreement and the Company Merger at any meeting of Company shareholders at which the Merger Agreement, the Statutory Merger Agreement and the Company Merger will be submitted for approval.

Voting Agreement
In connection with entering into the Merger Agreement, on March 8, 2021, the Company entered into a voting agreement with Leon Black, Joshua Harris and Marc Rowan (collectively, the “AGM Founders”, and such agreement, the “AGM Voting Agreement”) holding (i) approximately 6% of the voting power represented by issued and outstanding AGM Shares, and (ii) through BRH Holdings, GP, Ltd., the one issued and outstanding share of Class B common stock, par value $0.00001 per share, of AGM (the “AGM Class B Shares”, and together with the AGM Shares held by the AGM Founders, the “Subject Shares”)). The AGM Voting Agreement generally requires that the AGM Founders, subject to certain qualifications, vote (or cause to be voted) substantially all their Subject Shares and any Tiger AGM Shares (as defined below), in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement. As of March 8, 2021, the Subject Shares and Tiger AGM Shares that are, in each case, subject to the AGM Voting Agreement constitute approximately 58% of the aggregate voting power of AGM Shares and AGM Class B Shares. If the AGM Board makes an adverse recommendation to the AGM stockholders in connection with the transactions contemplated by the Merger Agreement, the AGM Voting Agreement provides that the number of Subject Shares and Tiger AGM

Shares that the AGM Founders are required to vote (or cause to be voted) shall not exceed 35% of the aggregate voting power of AGM Shares and AGM Class B Shares. The AGM Voting Agreement will terminate upon termination of the Merger Agreement and certain other specified events.
As used above, Tiger AGM Shares refers to the AGM Shares owned by advisory clients of Tiger Global Management, LLC and/or its related persons’ proprietary accounts that are subject to an irrevocable proxy pursuant to which AGM Management, LLC, AGM’s Class C Stockholder (the “Class C Stockholder”), has the right to vote all of such AGM Shares at any meeting of AGM stockholders and in connection with any written consent by AGM stockholders as determined in the sole discretion of the Class C Stockholder.
Shared Service Agreements
We have entered into shared services agreements with ISG. Under these agreements, we and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things.
Registration Rights Agreement
On April 4, 2014, we entered into a Registration Rights Agreement (as amended by amendments No. 1 and No. 2 thereto, dated October 6, 2015 and November 22, 2016, respectively, the “AHL Registration Rights Agreement”) with our shareholders, including each shareholder that, as of April 4, 2014, beneficially owned more than five percent of a voting class of our common shares. The AHL Registration Rights Agreement, subject to the restrictions and limitations contained therein, sets forth the conditions under which our shareholders may demand or otherwise require us to register shares held by them and the conditions under which we may require certain shareholders to register shares held by them, in each case such registration to be effected pursuant to the Securities Act of 1933. Pursuant to the AHL Registration Rights Agreement: (i) subject to certain holding restrictions, certain holders of five percent or greater of our common shares may request and thereby require us to use our reasonable best efforts to effect registration under the Securities Act of 1933; and (ii) upon registration by us of any of our authorized but unissued Class A common shares or upon registration by us of any Other Shares (as defined in the AHL Registration Rights Agreement), in each case, other than registration on Form S-4 or Form S-8, holders of Registrable Shares (as defined in the AHL Registration Rights Agreement) may require us to include in such registration some or all of their Registrable Shares on the same terms and conditions as the securities otherwise being sold in such registration, subject to certain limitations and holding restrictions.
Investment Portfolio Trades with Affiliates
From time to time, Apollo executes cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the year ended December 31, 2020, the aggregate value of such transactions where we acquired investments from related parties amounted to $64 million. For the year ended December 31, 2020, we sold $60 million of investments to related parties.
Commercial Mortgage Loan Servicing Agreements
We have entered into commercial mortgage loan servicing agreements with Apollo. Pursuant to these agreements, we have engaged Apollo to (1) assist with the origination of and provide servicing of, commercial loans that we own or in which we participate, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties.
Advisory Services Agreement
On August 23, 2016, we entered into an advisory services agreement (the “Advisory Services Agreement”) with AMH. Pursuant to the Advisory Services Agreement, AMH or certain other affiliates of Apollo may provide certain non-exclusive management, consulting, financial and other advisory services to us and our subsidiaries. Such services, which differ from those covered under our IMAs and the Fee Agreement, involve advice and recommendations related to future acquisitions, capital market activities and strategic priorities (including growth). Apollo and its affiliates do not charge us or our subsidiaries for their services and may determine not to provide any services. Apollo and its affiliates have the right to request a fee for any service they provide; however, such a request is subject to prior approval by us or the applicable subsidiary. We are responsible for all reasonable third-party out-of-pocket expenses incurred by Apollo or its affiliates related to the services they offer and provide such entities indemnification against any loss or liability arising out of the Advisory Services Agreement. The Advisory Services Agreement is effective until December 31, 2025. For the year ended December 31, 2020, we paid or reimbursed Apollo or its affiliates $4.0 million in out-of-pocket expenses pursuant to the Advisory Services Agreement.

Rackspace Global Services Agreement
We have a global services agreement with Rackspace US, Inc. (“Rackspace”), an Apollo portfolio company, pursuant to which Rackspace provides us with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2020, we paid or accrued $1.7 million for services rendered.

Other Related Party Transactions and Relationships
We have entered into side letters with certain of our shareholders and have granted them certain rights pursuant to the respective side letters.
We entered into a side letter with AP Alternative Assets, L.P. (“AAA”, and the side letter, the “AAA Side Letter”) in connection with our 2014 private placement. Pursuant to the AAA Side Letter, for so long as AAA holds any of our equity securities directly or indirectly, it shall have the right to have one representative present at all meetings of our board of directors (and committees thereof); provided that such representative shall not be entitled to vote at such meetings. On September 11, 2020, we repurchased from AAA 605,554 Class A common shares for an aggregate purchase price of $21,618,278. In December 2020, AAA completed the process of liquidation.
We have established an employee annuity program, pursuant to which any U.S. employee, including each of our named executive officers, may purchase certain of the annuities that we sell through our retail channel. Annuities purchased through the program are free of commissions, and amounts that we would have otherwise paid as commissions are added to the value of the contract at the time of issuance.
In connection with the Class M Exchange, certain of our current executive officers, including each of our named executive officers, had their Class M Common Shares converted into a combination of Class A common Shares and warrants to purchase Class A common shares, as described in more detail in “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS—Class M Common Shares and the Class M Exchange” above.
Related Party Transaction Policy
We have established a related party transaction policy which provides procedures for the review of transactions in excess of $120,000 in any year between us and any covered person having a direct or indirect material interest with certain exceptions. Covered persons include any director, executive officer, director nominee, shareholders known to us to beneficially own 5% or more of our Class A common shares or any immediate family members of the foregoing. Any such related party transaction requires advance approval by a majority of our independent directors or by our conflicts committee to the extent that such transactions constitute Apollo Conflicts (as described below), related party transactions incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group. To the extent that the related party transaction is other than either an Apollo Conflict or a related party transaction that is incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group, our audit committee charter provides that the audit committee has the authority to review and approve all such transactions.
Because the Apollo Group has a significant voting interest in the Company, and because the Company and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, the bye-laws require us to maintain a conflicts committee designated by our board of directors, consisting of directors who are not officers, general partners, directors, managers or employees of any member of the Apollo Group. The conflicts committee consists of Messrs. Beilinson and Borden and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between the Company and its subsidiaries, on the one hand, and the Apollo Group, on the other hand, including any modification or waiver of the IMAs with the applicable Apollo subsidiary, subject to certain exceptions.
An “Apollo Conflict” is:

•the entering into or material amendment of any material agreement by and between us and any member of the Apollo Group;
•the imposition of any new fee on or increase in the rate of fees charged to us or any of our subsidiaries by a member of the Apollo Group, or the provision for any additional expense reimbursement to or offset by a member of the Apollo Group to be borne by us or any of our subsidiaries, directly or indirectly, pursuant to any material agreement by and between us and any member of the Apollo Group (except to the extent that any such material agreement sets forth the actual amount or formula for calculating the amount of any new fee or increase in the rate at which such fee is charged and such material agreement has been approved or is exempt from approval under the conflicts committee charter);
•any acquisition or reinsurance transaction not contemplated by the definition of Qualifying Transaction (as defined in the Framework Agreement) to be offered to ACRA or any alternative investment vehicle formed from time to time in which the shareholders of ACRA will make a direct investment for purposes of entering into Qualifying Transactions (each, an “ACRA Investment Entity”), except for (i) new production from in-force flow reinsurance transactions and (ii) new funding arrangements; or
•the exercise of ALRe’s commutation right under the terms of the Reinsurance Program Agreement, dated September 11, 2019, by and between ACRA and ALRe or the commutation right of Athene Annuity Re Ltd. under the terms of the Reinsurance Program Agreement, dated September 11, 2019, by and between Athene Co-Invest Reinsurance Affiliate 1B Ltd. and ALRe, in each case, as recommended by management of the Company.
To the extent that the Apollo Group (as defined in the bye-laws, but for purposes of these requirements, excluding any persons identified in clauses (v) and (vi) of such definition) owns shares constituting at least 7.5% of the total voting power of the Company, we require that any new (or amendments to any existing) transactions by and between us and any member of the Apollo Group be, prior to the time such transaction is entered into:

•fair and reasonable, taking into account the totality of the relationships between the parties involved (including other transactions that may be or have been particularly favorable to us or any of our subsidiaries);
•entered into on an arms-length basis;
•approved by a majority of our disinterested directors;
•approved by the holders of a majority of our issued and outstanding Class A common shares that are not held by members of the Apollo Group;
•approved by the conflicts committee; or
•approved by a committee consisting solely of two or more disinterested directors duly appointed by our board of directors to review such transaction instead of the conflicts committee, and provided that any such approval of a transaction by such committee complies with the Bye-Laws.
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
For operational and administrative ease, certain transactions that fall within the definition of an Apollo Conflict but do not pose a material risk to us need not be approved by the conflicts committee. As described below, these exceptions include specific thresholds under which we may engage Apollo or its affiliates in an investment management or advisory (or sub-management or sub-advisory) capacity without prior conflicts committee review or approval. The following transactions, among others, are expressly excluded from the definition of Apollo Conflict and do not require the consent or review of the conflicts committee:

•(i) transactions, rights or agreements specifically contemplated by existing agreements between the Company and Athora, (ii) entering into new IMAs or master sub-advisory agreements (the “MSAAs”) with members of the Apollo Group on terms similar to and not more economically favorable in the aggregate to the Apollo Group than those currently in effect (provided, that payment of additional total fees and/or expenses at the same or no greater fee and/or expense reimbursement rate shall not be deemed to be more economically favorable to the Apollo Group), (iii) amendments to the agreements described in (i) and (ii) above for the purpose of adding a subsidiary of the Company thereto, or (iv) any reinsurance transaction between Athora or any of its subsidiaries and the Company or any of its subsidiaries;
•any (i) transfer of equity securities of the Company to or by any member of the Apollo Group, (ii) acquisition by any member of the Apollo Group of any newly issued equity securities that are offered to the public in a public offering, to substantially all of the holders of the Company’s common stock on a substantially pro-rata basis or at a price which is equal to or greater than the then-prevailing market price, (iii) issuance of securities to any employee or director of the Company or ISG (including allocating blocks of incentive securities to ISG for allocation by ISG to its employees and directors) pursuant to any stock incentive plan or similar equity based compensation plan approved by our board of directors;
•the provision of any insurance related products by or to the Company or any of its subsidiaries to or by the Apollo Group; provided that the provision of such products is an ordinary course transaction entered into on an arms-length basis on terms no less favorable to the Company or its subsidiaries than could be contemporaneously obtained from or provided to an unaffiliated party;
•any transactions, rights or agreements between the Company or any of its subsidiaries and any portfolio company of the Apollo Group that pertain to the ordinary course business of such portfolio company; provided, that any such transactions, rights or agreements (taken as a whole) are no less favorable to the Company or the applicable subsidiary than could be obtained from or provided to an unaffiliated party;
•an investment by the Company or any subsidiary thereof in (i) an Apollo-sponsored vehicle or (ii) a person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation; provided, that an officer of a member of the Apollo Group provides a written certificate to our board of directors that such investment provides the Company or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such Apollo-sponsored vehicle or other investee, as applicable, and without consideration of any Designated Terms (as defined below)) as those applicable to other investors (excluding Designated Investors (as defined below)) in the same Apollo-sponsored vehicle or other investee, as applicable, who invested an amount in such vehicle equal to or less than that invested by the Company and its subsidiaries; and provided, further, that such investment represents no more than 25% of the outstanding or expected equity interests of such Apollo-sponsored vehicle or other investee (based on prior record related to the strategy), as applicable. Designed Investor and Designated Terms shall have the meanings set forth for such terms or other similar terms in any customary side letter entered into by the applicable Apollo Group advisor or manager, Apollo-sponsored vehicle or other Apollo Group entity, on the one hand, and investors, other than the Company or a subsidiary thereof, who have invested in the same Apollo-sponsored vehicle or other investee, or entered into an investment management, sub-advisory or similar agreement with the Apollo Group for the same asset class, on the other hand;
•a transaction that has been approved by a majority of our disinterested directors, provided that the disinterested directors are notified that such transaction would otherwise constitute an Apollo Conflict prior to such approval;
•any modification, supplement, amendment or restatement of the bye-laws that has been approved in accordance with our bye-laws and applicable Bermuda law;
•material amendments to contracts or transactions previously approved by the conflicts committee or a majority of our disinterested directors, or which are not required to be approved by either, so long as, in each case, such amendments either (i) are not materially adverse to the Company or any of its subsidiaries, or (ii) would not cause the relevant contract or transaction to require approval by the conflicts committee or a majority of our disinterested directors under our bye-laws after giving effect to the relevant amendment;

•the entry into any IMA with the Apollo Group or amending an MSAA currently in effect (or entering into a new MSAA), so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to the Company than customary market terms (excluding the fees charged under the IMA); and (ii) either (a) the rates on assets under management (“AUM”) under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 50 basis points per annum for non-alternative assets; (b) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 100 basis points per annum for alternative assets; or (c) an officer of a member of the Apollo Group provides a written certification to our board of directors that such agreement provides the Company or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such agreement and without consideration of any Designated Terms) with respect to other investors (excluding Designated Investors) who have entered into an investment management agreement or sub-advisory or similar agreement with the Apollo Group for the same asset class and whose AUM with respect to such agreement and asset class are all equal or less than those subject to the agreement between the Company and the Apollo Group with respect to such asset class. In addition, investments in (i) an Apollo-sponsored vehicle or (ii) a person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, shall be deemed not to be Apollo Conflicts so long as such Apollo-sponsored vehicle or such person or entity charges fees in line with those discussed in (a) and (b) above;
•allocations of costs or expenses between the Company or any of its subsidiaries and the Apollo Group not in excess of five basis points per annum, calculated on the total investible assets of the Company and its subsidiaries including accounts supporting reinsurance agreements for which the Company or a subsidiary thereof acts as reinsurer as of the effective date of such allocation (provided that any such allocation of costs or expenses may not be used to pay investment management fees);
•one or more investments by the Company or any subsidiary thereof in (a) an Apollo-sponsored vehicle or (b) in any person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, including any upsize, renewal or extension of an existing investment, up to and including $250 million per investment (or series of related investments), provided that (i) any such investment is on terms, including with respect to fees, which a member of the Apollo Group certifies that it believes are in the aggregate no less favorable to the Company or a subsidiary thereof than terms a similarly situated but unaffiliated person would receive in an arm’s length transaction, (ii) the (a) management fees earned by the Apollo Group shall not exceed 2% of assets or commitment, as applicable, and (b) carried interest or performance fees earned by the Apollo Group for any such investment shall not exceed 20% of the profits, and (iii) any special fees or other fees earned by any member of the Apollo Group in connection with any such investment shall offset management fees (to the extent of management fees) or if such fees do not offset management fees, they shall be arm’s length or approved by the Apollo-sponsored vehicle’s or such other investee’s limited partner advisory board;
•the inclusion of (i) new production from in-force flow reinsurance transactions and (ii) new funding arrangements as Qualifying Transactions to be offered to an ACRA Investment Entity; provided, that, management of the Company shall notify members of the conflicts committee of such inclusion by email and that absent any objection or call for a meeting by a member of the conflicts committee within two business days of such notice, the inclusion of such transaction as a Qualifying Transaction to be offered to an ACRA Investment Entity will be deemed approved by the conflicts committee; and
•any other class of transactions, rights, fees or agreements determined by approval of the conflicts committee to not be an Apollo Conflict, a related party transaction incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group, nor require approval of the conflicts committee.
Each strategy that is managed, advised or sub-advised for the Company or any of its subsidiaries by any member of the Apollo Group through a managed account and was previously subject to conflicts committee approval (other than the existing IMA or new IMAs previously approved) may be re-examined by the conflicts committee if such strategy underwent a material change in the amount of AUM in the immediately preceding 12 months.
Our conflicts committee or applicable disinterested directors have previously approved the existing transactions described above that are required to be approved by the terms of our conflicts committee charter.

Item 14.    Principal Accountant Fees and Services
Principal Accountant Fees and Services
The following summarizes the fees for services provided by PricewaterhouseCoopers LLP:

(In millions)	2020	2019
Audit fees(1)	$16	$15
Audit-related fees(2)	—	3
Tax fees	—	—
All other fees	—	—
Total	$16	$18

(1)	Audit fees include fees billed and expected to be billed associated with the audit of the annual consolidated financial statements and internal control over financial reporting included on Form 10-K, the reviews of quarterly reports on Form 10-Q, annual audits of certain subsidiaries and audits required by regulatory authorities, statutory audits, issuance of comfort letters, issuance of consents related to common stock offerings and registration statements, attest services required by regulation, and the assistance with and review of documents filed with the SEC and other regulatory authorities.
(2)	Audit-related fees include fees paid associated with employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews not required by statute and regulation, consultations on financial accounting and reporting standards, and other attest services related to financial reporting that are not required by statute or regulation.

PART IV

EXHIBIT INDEX

Exhibit No.	Description
31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: April 20, 2021	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)