Form 10-Q
period 2021-03-31
Athene Holding Ltd
filed 2021-05-10
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2021, 191,742,821 of our Class A common shares were outstanding.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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
•the delay or failure to complete or realize the expected benefits from the proposed merger with AGM;
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
•the failure of third-party ACRA investors to fund their capital commitment obligations; and

•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2020 Annual Report and those discussed elsewhere in this report and in our 2020 Annual Report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group	(1) AGM, (2) AAA Guarantor – Athene, L.P. (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by AGM or one or more of AGM’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer or employee of AGM or AGM’s subsidiaries (6) any shareholder that has granted to AGM or any of its affiliates a valid proxy with respect to all of such shareholder’s Class A common shares pursuant to our bye-laws and (7) any affiliate of any of the foregoing (except that AHL or its subsidiaries are not members of the Apollo Group)
AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP, formerly known as Athene Asset Management LLC
Jackson	Jackson National Life Insurance Company
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio using ALRe’s Bermuda capital and applying NAIC risk-based capital factors to the statutory financial statements of ALRe and ALRe’s non-US reinsurance subsidiaries on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated

Term or Acronym	Definition
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
PRT	Pension risk transfer
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2021	December 31, 2020
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2021 – $82,190 and 2020 – $76,100; allowance for credit losses: 2021 – $111 and 2020 – $103)	$85,524	$82,853
Trading securities, at fair value	1,979	2,093
Equity securities (portion at fair value: 2021 – $322 and 2020 – $330)	524	532
Mortgage loans (allowance for credit losses: 2021 – $235 and 2020 – $232; portion at fair value: 2021 – $18 and 2020 – $19; consolidated variable interest entities: 2021 – $1,812 and 2020 – $1,880)	16,671	15,264
Investment funds (portion at fair value: 2021 – $319 and 2020 – $161; consolidated variable interest entities: 2021 – $154 and 2020 – $0)	966	803
Policy loans	356	369
Funds withheld at interest (portion at fair value: 2021 – $636 and 2020 – $1,944)	46,024	48,612
Derivative assets	3,677	3,523
Short-term investments (portion at fair value: 2021 – $117 and 2020 – $222)	125	222
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $3; portion at fair value: 2021 – $105 and 2020 – $105)	1,722	572
Total investments	157,568	154,843
Cash and cash equivalents	6,427	7,704
Restricted cash	546	738
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2021 – $6,854 and 2020 – $6,444; allowance for credit losses: 2021 – $0 and 2020 – $1)	6,905	6,520
Trading securities, at fair value	1,710	1,529
Equity securities, at fair value	114	72
Mortgage loans (allowance for credit losses: 2021 – $15 and 2020 – $14)	714	674
Investment funds (portion at fair value: 2021 – $2,060 and 2020 – $2,119)	5,899	5,284
Funds withheld at interest (portion at fair value: 2021 – $580 and 2020 – $862)	12,572	13,030
Other investments (allowance for credit losses: 2021 – $2 and 2020 – $4)	469	469
Accrued investment income (related party: 2021 – $61 and 2020 – $38)	968	905
Reinsurance recoverable (portion at fair value: 2021 – $1,880 and 2020 – $2,100)	4,690	4,848
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,303	4,906
Other assets (consolidated variable interest entities: 2021 – $173 and 2020 – $1)	1,785	1,249
Total assets	$205,670	$202,771
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	March 31, 2021	December 31, 2020
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2021 – $13,830 and 2020 – $14,150; portion at fair value: 2021 – $13,581 and 2020 – $14,181)	$146,247	$144,566
Future policy benefits (related party: 2021 – $1,665 and 2020 – $1,610; portion at fair value: 2021 – $2,254 and 2020 – $2,376)	31,767	29,258
Other policy claims and benefits	135	130
Dividends payable to policyholders	110	110
Long-term debt	1,977	1,976
Derivative liabilities	288	298
Payables for collateral on derivatives and securities to repurchase	3,952	3,801
Funds withheld liability (portion at fair value: 2021 – $34 and 2020 – $59)	422	452
Other liabilities (related party: 2021 – $108 and 2020 – $112; consolidated variable interest entities: 2021 – $200 and 2020 – $134)	2,436	2,040
Total liabilities	187,334	182,631
Commitments and Contingencies (Note 10)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2021 and 2020 – 425.0 shares; issued and outstanding: 2021 – 191.7 and 2020 – 191.5 shares	—	—
Additional paid-in capital	6,623	6,613
Retained earnings	8,647	8,073
Accumulated other comprehensive income (related party: 2021 – $55 and 2020 – $59)	2,021	3,971
Total Athene Holding Ltd. shareholders’ equity	17,291	18,657
Noncontrolling interests	1,045	1,483
Total equity	18,336	20,140
Total liabilities and equity	$205,670	$202,771
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions, except per share data)	2021	2020
Revenues
Premiums (related party: 2021 – $79 and 2020 – $69)	$3,011	$1,140
Product charges (related party: 2021 – $11 and 2020 – $16)	150	140
Net investment income (related party investment income (loss): 2021 – $596 and 2020 – $(214); consolidated variable interest entities: 2021 – $35 and 2020 – $0; and related party investment expense: 2021 – $144 and 2020 – $128)	1,704	745
Investment related gains (losses) (related party: 2021 – $(139) and 2020 – $(631); and consolidated variable interest entities: 2021 – $(66) and 2020 – $1)	(488)	(3,572)
Other revenues	14	(2)
Total revenues	4,391	(1,549)
Benefits and expenses
Interest sensitive contract benefits (related party: 2021 – $76 and 2020 – $(97))	394	(1,319)
Amortization of deferred sales inducements	84	10
Future policy and other policy benefits (related party: 2021 – $89 and 2020 – $50)	3,317	1,356
Amortization of deferred acquisition costs and value of business acquired	164	(413)
Dividends to policyholders	10	11
Policy and other operating expenses (related party: 2021 – $12 and 2020 – $16)	283	188
Total benefits and expenses	4,252	(167)
Income (loss) before income taxes	139	(1,382)
Income tax expense (benefit)	62	(166)
Net income (loss)	77	(1,216)
Less: Net loss attributable to noncontrolling interests	(537)	(169)
Net income (loss) attributable to Athene Holding Ltd. shareholders	614	(1,047)
Less: Preferred stock dividends	36	18
Net income (loss) available to Athene Holding Ltd. common shareholders	$578	$(1,065)

Earnings (loss) per share
Basic – Class A	$3.02	$(5.81)
Basic – Classes B, M-1, M-2, M-3 and M-4	N/A	(3.87)
Diluted – Class A	2.94	(5.81)
Diluted – Classes B, M-1, M-2, M-3 and M-4	N/A	(3.87)

N/A – Not applicable. See Note 8 – Earnings Per Share.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended March 31,
(In millions)	2021	2020
Net income (loss)	$77	$(1,216)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(2,591)	(4,839)
Unrealized gains (losses) on hedging instruments	(31)	401
Foreign currency translation and other adjustments	—	9
Other comprehensive loss, before tax	(2,622)	(4,429)
Income tax benefit related to other comprehensive loss	(496)	(797)
Other comprehensive loss	(2,126)	(3,632)
Comprehensive loss	(2,049)	(4,848)
Less: Comprehensive loss attributable to noncontrolling interests	(713)	(352)
Comprehensive loss attributable to Athene Holding Ltd. shareholders	$(1,336)	$(4,496)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income	—	—	—	614	—	614	(537)	77
Other comprehensive loss	—	—	—	—	(1,950)	(1,950)	(176)	(2,126)
Issuance of common shares, net of expenses	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	9	—	—	9	—	9
Retirement or repurchase of shares	—	—	—	(4)	—	(4)	—	(4)
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Contributions from noncontrolling interests	—	—	—	—	—	—	235	235
Change in equity of noncontrolling interests of consolidated variable interest entities	—	—	—	—	—	—	40	40
Balance at March 31, 2021	$—	$—	$6,623	$8,647	$2,021	$17,291	$1,045	$18,336

Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standard	—	—	—	(117)	(6)	(123)	(2)	(125)
Net loss	—	—	—	(1,047)	—	(1,047)	(169)	(1,216)
Other comprehensive loss	—	—	—	—	(3,449)	(3,449)	(183)	(3,632)
Issuance of common shares, net of expenses	—	—	1,509	—	—	1,509	—	1,509
Stock-based compensation	—	—	5	—	—	5	—	5
Retirement or repurchase of shares	—	—	(184)	(144)	—	(328)	—	(328)
Preferred stock dividends	—	—	—	(18)	—	(18)	—	(18)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at March 31, 2020	$—	$—	$5,501	$5,613	$(1,174)	$9,940	$590	$10,530

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$77	$(1,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	164	(413)
Amortization of deferred sales inducements	84	10
Accretion of net investment premiums, discounts and other	(49)	(62)
Net investment (income) loss (related party: 2021 – $(416) and 2020 – $362; consolidated variable interest entities: 2021 – $56, 2020 – $0)	(381)	343
Net recognized (gains) losses on investments and derivatives (related party: 2021 – $(77) and 2020 – $158; consolidated variable interest entities: 2021 – $67 and 2020 – $0)	(651)	2,144
Policy acquisition costs deferred	(143)	(112)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2021 – $(23) and 2020 – $(16))	(63)	5
Interest sensitive contract liabilities (related party: 2021 – $64 and 2020 – $(81))	(34)	(1,282)
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2021 – $59 and 2020 – $59)	1,250	186
Funds withheld assets and liabilities (related party: 2021 – $153 and 2020 – $422)	1,252	1,426
Other assets and liabilities	120	(258)
Net cash provided by operating activities	1,626	771
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2021 – $350 and 2020 – $205)	3,431	4,541
Trading securities (related party: 2021 – $7 and 2020 – $17)	18	48
Equity securities	38	2
Mortgage loans	325	898
Investment funds (related party: 2021 – $155 and 2020 – $65)	173	111
Derivative instruments and other invested assets	915	475
Short-term investments (related party: 2021 – $98 and 2020 – $0)	330	139
Purchases of:
Available-for-sale securities (related party: 2021 – $(767) and 2020 – $(425))	(8,275)	(4,226)
Trading securities (related party: 2021 – $(120) and 2020 – $(77))	(149)	(77)
Equity securities (related party: 2021 – $(35) and 2020 – $(3))	(48)	(3)
Mortgage loans (related party: 2021 – $(42) and 2020 – $0)	(1,786)	(1,365)
Investment funds (related party: 2021 – $(429) and 2020 – $(358))	(467)	(375)
Derivative instruments and other invested assets	(1,613)	(305)
Short-term investments (related party: 2021 – $(100) and 2020 – $0)	(232)	(125)
Other investing activities, net	457	(116)
Net cash used in investing activities	(6,883)	(378)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2021	2020
Cash flows from financing activities
Issuance of common stock	$1	$350
Repayment of short-term debt	—	(75)
Deposits on investment-type policies and contracts (related party: 2021 – $26 and 2020 – $18)	5,162	2,838
Withdrawals on investment-type policies and contracts (related party: 2021 – $(100) and 2020 – $(135))	(1,684)	(1,633)
Payments for coinsurance agreements on investment-type contracts, net	(8)	(6)
Capital contributions from noncontrolling interests	235	240
Capital distributions to noncontrolling interests	—	(46)
Net change in cash collateral posted for derivative transactions and securities to repurchase	151	(372)
Preferred stock dividends	(36)	(18)
Repurchase of common stock	(4)	(328)
Other financing activities, net	(29)	20
Net cash provided by financing activities	3,788	970
Effect of exchange rate changes on cash and cash equivalents	—	(22)
Net (decrease) increase in cash and cash equivalents	(1,469)	1,341
Cash and cash equivalents at beginning of year[1]	8,442	4,642
Cash and cash equivalents at end of period[1]	$6,973	$5,983

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $102 and 2020 – $72)	$214	$131
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $408 and 2020 – $418)	1,925	923
Investments received from settlements on reinsurance agreements	54	—
Investments received from pension risk transfer premiums	1,723	627
Related party investments received in exchange for the issuance of Class A common shares	—	1,147
Assets contributed to consolidated VIEs	169	—

[1] Includes cash and cash equivalents and restricted cash.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products in the United States (US) and internationally.

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company, and Athene Life Re International Ltd. (ALReI); and
•Athene USA Corporation, an Iowa corporation (together with its subsidiaries, AUSA).

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

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The preparation of financial statements requires the use of management estimates. Our estimates may vary as more information about the extent to which COVID-19 and the resulting impact on economic conditions and the financial markets become known. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Merger—On March 8, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement), by and among the Company, Apollo Global Management, Inc., a Delaware corporation (AGM), Tango Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of AGM (HoldCo), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly owned subsidiary of HoldCo (AHL Merger Sub), and Green Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of HoldCo (AGM Merger Sub). The Company and AGM have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine our respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo (AGM Merger), (2) the Company merging with AHL Merger Sub, with the Company surviving such merger as a direct, wholly owned subsidiary of HoldCo (AHL Merger and, together with the AGM Merger, Mergers), and (3) as of the effective time of the Mergers, changing the name of HoldCo to be Apollo Global Management, Inc. At the effective time of the Mergers, each AHL Class A common share, subject to certain exceptions, will be converted automatically into the right to receive 1.149 shares of HoldCo common stock. The Mergers are expected to close in January 2022 and are subject to shareholder and regulatory approvals, and other customary closing conditions.

Adopted Accounting Pronouncements

Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs (ASU 2020-08)
The amendments in this update clarify that callable debt securities should be reevaluated each reporting period to determine if the amortized cost exceeds the amount repayable by the issuer at the next earliest call date and, if so, the excess should be amortized to the next call date. We adopted this update January 1, 2021 on a prospective basis for existing or newly purchased callable debt securities. The adoption of this update did not have a material effect on our condensed consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (ASU 2020-01)
The amendments in this update are related to certain equity securities without a readily determinable fair value that apply measurement alternative to measure based on cost, minus impairment, if any, adjusted for any observable price changes in orderly transactions of identical or similar investments of the same issuer. The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative immediately before applying or upon discontinuing the equity method. The amendment further clarifies that for the purpose of applying accounting for certain forward contracts or purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or the fair value option upon settlement or exercise. We adopted this update on a prospective basis effective January 1, 2021. This update did not have a material effect on our condensed consolidated financial statements.

Income Taxes – Simplifying the Accounting for Income Taxes (ASU 2019-12)
The amendments in this update simplify the accounting for income taxes by eliminating certain exceptions to the tax accounting guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to foreign investment ownership changes. It also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. We adopted this update January 1, 2021 and applied certain aspects of the update retrospectively while other aspects were applied on a modified retrospective basis. The adoption of this update did not have a material effect on our condensed consolidated financial statements.

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
•The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) riders attached to our annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in other comprehensive income.
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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	March 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$375	$—	$1	$(25)	$351
US state, municipal and political subdivisions	898	—	115	(7)	1,006
Foreign governments	373	—	18	(9)	382
Corporate	55,922	(8)	3,750	(816)	58,848
CLO	11,299	—	94	(121)	11,272
ABS	4,761	(11)	152	(70)	4,832
CMBS	2,218	(14)	66	(64)	2,206
RMBS	6,344	(78)	383	(22)	6,627
Total AFS securities	82,190	(111)	4,579	(1,134)	85,524
AFS securities – related party
Corporate	213	—	8	—	221
CLO	1,864	—	13	(8)	1,869
ABS	4,777	—	78	(40)	4,815
Total AFS securities – related party	6,854	—	99	(48)	6,905
Total AFS securities including related party	$89,044	$(111)	$4,678	$(1,182)	$92,429

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351
US state, municipal and political subdivisions	864	—	169	—	1,033
Foreign governments	330	—	38	—	368
Corporate	51,934	(6)	6,368	(116)	58,180
CLO	9,631	(1)	145	(206)	9,569
ABS	4,259	(6)	140	(123)	4,270
CMBS	2,165	(10)	85	(71)	2,169
RMBS	6,568	(80)	447	(22)	6,913
Total AFS securities	76,100	(103)	7,395	(539)	82,853
AFS securities – related party
Corporate	213	—	2	—	215
CLO	1,511	(1)	23	(13)	1,520
ABS	4,720	—	95	(30)	4,785
Total AFS securities – related party	6,444	(1)	120	(43)	6,520
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	March 31, 2021
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$985	$1,000
Due after one year through five years	8,603	9,060
Due after five years through ten years	15,913	16,559
Due after ten years	32,067	33,968
CLO, ABS, CMBS and RMBS	24,622	24,937
Total AFS securities	82,190	85,524
AFS securities – related party
Due after one year through five years	18	19
Due after five years through ten years	195	202
CLO and ABS	6,641	6,684
Total AFS securities – related party	6,854	6,905
Total AFS securities including related party	$89,044	$92,429

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$312	$(25)	$—	$—	$312	$(25)
US state, municipal and political subdivisions	226	(7)	6	—	232	(7)
Foreign governments	211	(9)	1	—	212	(9)
Corporate	15,665	(749)	398	(43)	16,063	(792)
CLO	2,643	(19)	2,873	(89)	5,516	(108)
ABS	752	(21)	524	(40)	1,276	(61)
CMBS	588	(23)	245	(22)	833	(45)
RMBS	562	(7)	124	(4)	686	(11)
Total AFS securities	20,959	(860)	4,171	(198)	25,130	(1,058)
AFS securities – related party
CLO	601	(1)	216	(4)	817	(5)
ABS	2,262	(40)	14	—	2,276	(40)
Total AFS securities – related party	2,863	(41)	230	(4)	3,093	(45)
Total AFS securities including related party	$23,822	$(901)	$4,401	$(202)	$28,223	$(1,103)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$31	$(1)	$—	$—	$31	$(1)
US state, municipal and political subdivisions	9	—	6	—	15	—
Foreign governments	2	—	—	—	2	—
Corporate	2,218	(66)	248	(24)	2,466	(90)
CLO	1,649	(33)	3,179	(167)	4,828	(200)
ABS	1,169	(73)	84	(18)	1,253	(91)
CMBS	710	(37)	48	(13)	758	(50)
RMBS	548	(11)	37	(2)	585	(13)
Total AFS securities	6,336	(221)	3,602	(224)	9,938	(445)
AFS securities – related party
CLO	336	(3)	232	(10)	568	(13)
ABS	1,012	(30)	—	—	1,012	(30)
Total AFS securities – related party	1,348	(33)	232	(10)	1,580	(43)
Total AFS securities including related party	$7,684	$(254)	$3,834	$(234)	$11,518	$(488)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	March 31, 2021
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	3,556	480
AFS securities – related party	56	8

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities, including Purchase Credit Deteriorated (PCD) securities, by asset type:

	Three months ended March 31, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$2	$—	$(2)	$2	$8
CLO	1	—	—	—	(1)	—
ABS	6	5	—	—	—	11
CMBS	10	2	—	—	2	14
RMBS	80	—	2	(3)	(1)	78
Total AFS securities	103	9	2	(5)	2	111
AFS securities – related party, CLO	1	—	—	(1)	—	—
Total AFS securities including related party	$104	$9	$2	$(6)	$2	$111

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$—	$15	$—	$—	$—	$15
ABS	—	5	—	—	—	5
CMBS	—	4	—	—	—	4
RMBS	17	35	1	(1)	2	54
Total AFS securities	$17	$59	$1	$(1)	$2	$78

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2021	2020
AFS securities	$860	$837
Trading securities	63	48
Equity securities	4	4
Mortgage loans	192	186
Investment funds	463	(278)
Funds withheld at interest	206	41
Other	64	37
Investment revenue	1,852	875
Investment expenses	(148)	(130)
Net investment income	$1,704	$745

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2021	2020
AFS securities
Gross realized gains on investment activity	$73	$164
Gross realized losses on investment activity	(143)	(134)
Net realized investment gains (losses) on AFS securities	(70)	30
Net recognized investment losses on trading securities	(69)	(223)
Net recognized investment gains (losses) on equity securities	17	(50)
Derivative losses	(438)	(3,019)
Provision for credit losses	(8)	(284)
Other gains (losses)	80	(26)
Investment related gains (losses)	$(488)	$(3,572)

Proceeds from sales of AFS securities were $892 million and $1,807 million for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended March 31,
(In millions)	2021	2020
Trading securities	$(121)	$(73)
Trading securities – related party	58	(109)
Equity securities	9	(37)
Equity securities – related party	6	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Financial Assets with Credit Deterioration—The following table summarizes our PCD investment purchases with the following amounts at the time of purchase:

	Three months ended March 31, 2021
(In millions)	Fixed maturity securities	Mortgage loans
Purchase price	$6	$335
Allowance for credit losses at acquisition	2	6
Discount (premiums) attributable to other factors	(2)	(26)
Par value	$6	$315

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	March 31, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$599	$599

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	December 31, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$598	$598

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities – Corporate	$553	$603	$559	$644

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	March 31, 2021	December 31, 2020
Commercial mortgage loans	$12,385	$11,383
Commercial mortgage loans under development	283	232
Total commercial mortgage loans	12,668	11,615
Allowance for credit losses on commercial mortgage loans	(172)	(167)
Commercial mortgage loans, net of allowances	12,496	11,448
Residential mortgage loans	4,967	4,569
Allowance for credit losses on residential mortgage loans	(78)	(79)
Residential mortgage loans, net of allowances	4,889	4,490
Mortgage loans, net of allowances	$17,385	$15,938

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	March 31, 2021		December 31, 2020
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$3,817	30.5%	$3,589	31.4%
Retail	2,100	16.8%	2,083	18.2%
Apartment	2,770	22.2%	2,441	21.3%
Hotels	1,334	10.7%	1,294	11.3%
Industrial	1,801	14.4%	1,362	11.9%
Other commercial	674	5.4%	679	5.9%
Total commercial mortgage loans	$12,496	100.0%	$11,448	100.0%

US Region
East North Central	$1,224	9.8%	$1,209	10.5%
East South Central	414	3.3%	402	3.5%
Middle Atlantic	3,227	25.8%	3,069	26.8%
Mountain	480	3.9%	487	4.2%
New England	376	3.0%	350	3.1%
Pacific	2,919	23.4%	2,746	24.0%
South Atlantic	1,875	15.0%	1,773	15.5%
West North Central	141	1.1%	145	1.3%
West South Central	674	5.4%	640	5.6%
Total US Region	11,330	90.7%	10,821	94.5%
International Region
United Kingdom	724	5.8%	—	—%
Other International[1]	442	3.5%	627	5.5%
Total International Region	1,166	9.3%	627	5.5%
Total commercial mortgage loans	$12,496	100.0%	$11,448	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2021	December 31, 2020
US States
California	23.3%	24.8%
Florida	12.6%	13.3%
New York	6.7%	6.2%
Other[1]	43.1%	41.1%
Total US residential mortgage loan percentage	85.7%	85.4%
International
Ireland	11.1%	12.9%
Other[2]	3.2%	1.7%
Total International residential mortgage loan percentage	14.3%	14.6%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans is summarized as follows:

	Three months ended March 31, 2021
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$167	$79	$7	$253
Provision (reversal) for expected credit losses	5	(7)	(5)	(7)
Initial credit losses on PCD loans	—	6	—	6
Ending balance	$172	$78	$2	$252

	Three months ended March 31, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$10	$1	$—	$11
Adoption of accounting standard	167	43	11	221
Provision for expected credit losses	166	37	1	204
Ending balance	$343	$81	$12	$436

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, rent growth, capitalization rates, and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of March 31, 2021, our reasonable and supportable forecast period was one year, after which, we revert to the 30-year or greater historical average or the 10-year US Department of the Treasury (Treasury) constant maturity rate over a period of up to eight years.

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of March 31, 2021, our reasonable and supportable forecast period was one year, after which, we revert to the 30-year or greater historical average over a period of up to one year and then continue at those averages through the contractual life of the loan.

Other investments – The allowance model for the loans included in other investments and related party other investments derives an estimate based on historical loss data available for similarly rated unsecured corporate debt obligations, while also incorporating management’s expectations around prepayment. See Note 9 – Related Parties for further information on the related party loans.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio by origination year and performance status:

	March 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$542	$911	$789	$1,594	$458	$121	$4,415
30 to 59 days past due	49	90	38	31	24	10	242
60 to 89 days past due	—	16	66	15	8	3	108
90 days or more past due	—	17	45	61	51	28	202
Total residential mortgages	$591	$1,034	$938	$1,701	$541	$162	$4,967

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$955	$942	$1,730	$485	$141	$6	$4,259
30 to 59 days past due	68	16	34	26	8	1	153
60 to 89 days past due	15	7	16	9	3	—	50
90 days or more past due	3	26	22	43	12	1	107
Total residential mortgages	$1,041	$991	$1,802	$563	$164	$8	$4,569

The following represents our residential loan portfolio in non-accrual status:

(In millions)	March 31, 2021	December 31, 2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$107	$67
Ending amortized cost of residential mortgage loans in non-accrual status	199	107
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	38	13

During the three months ended March 31, 2021 and 2020, we recognized $2 million and $1 million, respectively, of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	March 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$1,043	$1,982	$4,424	$2,653	$985	$1,529	$12,616
30 to 59 days past due	—	—	5	22	—	—	27
90 days or more past due	—	—	—	—	25	—	25
Total commercial mortgages	$1,043	$1,982	$4,429	$2,675	$1,010	$1,529	$12,668

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,913	$4,400	$2,617	$987	$130	$1,452	$11,499
30 to 59 days past due	—	20	45	25	—	5	95
90 days or more past due	—	—	—	—	—	21	21
Total commercial mortgages	$1,913	$4,420	$2,662	$1,012	$130	$1,478	$11,615

As of March 31, 2021 and December 31, 2020, we had $25 million and $0 million, respectively, of commercial mortgage loans that were 90 days or more past due and still accruing interest.

The following represents our commercial mortgage loan portfolio in non-accrual status:

(In millions)	March 31, 2021	December 31, 2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$38	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	37	38
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—	—

During the three months ended March 31, 2021 and 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. Loan-to-value information is updated annually as part of the re-underwriting process supporting the NAIC risk-based capital rating criteria. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, by origination year:

	March 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 50%	$252	$453	$606	$201	$151	$1,140	$2,803
50% to 59%	67	291	1,332	715	325	196	2,926
60% to 69%	595	646	1,990	1,282	440	138	5,091
70% to 79%	113	459	470	374	94	18	1,528
100% or greater	—	—	—	—	—	37	37
Commercial mortgage loans	$1,027	$1,849	$4,398	$2,572	$1,010	$1,529	$12,385

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$431	$600	$201	$152	$44	$1,153	$2,581
50% to 59%	315	1,320	765	300	40	147	2,887
60% to 69%	583	1,988	1,222	440	46	106	4,385
70% to 79%	478	485	375	95	—	13	1,446
80% to 99%	—	—	—	25	—	21	46
100% or greater	—	—	—	—	—	38	38
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

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

	March 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Greater than 1.20x	$714	$1,068	$2,814	$2,224	$861	$1,399	$9,080
1.00x – 1.20x	313	524	1,187	62	53	94	2,233
Less than 1.00x	—	257	397	286	96	36	1,072
Commercial mortgage loans	$1,027	$1,849	$4,398	$2,572	$1,010	$1,529	$12,385

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$1,274	$2,964	$2,440	$846	$129	$1,369	$9,022
1.00x – 1.20x	533	1,122	36	70	1	101	1,863
Less than 1.00x	—	307	87	96	—	8	498
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

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

The following summarizes our investment funds, including related party:

	March 31, 2021		December 31, 2020
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$462	47.8%	$348	43.3%
Credit funds	122	12.6%	107	13.3%
Private equity	300	31.1%	267	33.3%
Real assets	82	8.5%	81	10.1%
Total investment funds	966	100.0%	803	100.0%
Investment funds – related parties
Differentiated investments
AmeriHome Mortgage Company, LLC (AmeriHome)[1]	583	9.9%	444	8.4%
Catalina Holdings Ltd. (Catalina)	344	5.8%	334	6.3%
Athora Holding Ltd. (Athora)[1]	689	11.7%	709	13.4%
Venerable Holdings, Inc. (Venerable)[1]	316	5.4%	123	2.3%
Other	308	5.2%	279	5.3%
Total differentiated investments	2,240	38.0%	1,889	35.7%
Real estate	942	16.0%	828	15.7%
Credit funds	398	6.7%	375	7.1%
Private equity	689	11.7%	473	8.9%
Real assets	139	2.3%	172	3.3%
Natural resources	110	1.9%	113	2.1%
Public equities	100	1.7%	110	2.1%
Investment in Apollo[1]	1,281	21.7%	1,324	25.1%
Total investment funds – related parties	5,899	100.0%	5,284	100.0%
Total investment funds including related party	$6,865		$6,087

[1] Our AmeriHome investment was held indirectly through A-A Mortgage Opportunities, L.P. (A-A Mortgage). Our Venerable investment is in its parent company, VA Capital Company LLC (VA Capital). See further discussion on these investments and our investments in Apollo and Athora in Note 9 – Related Parties.

Summarized Ownership of Equity Method Investees—The following is the summarized income statement information of our equity method investees, A-A Mortgage and VA Capital:

	Three months ended March 31,
(In millions)	2021	2020
Net income – VA Capital	$913	$48
Net income – A-A Mortgage	261	39

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our risk of loss associated with our non-consolidated investments depends on the investment. Investment funds, equity securities and trading securities are limited to the carrying value plus unfunded commitments. AFS securities are limited to amortized cost plus unfunded commitments.

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2021		December 31, 2020
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$966	$1,605	$803	$1,265
Investment in related parties – investment funds	5,899	8,664	5,284	7,989
Investment in fixed maturity securities	25,324	25,009	23,325	23,027
Investment in related parties – fixed maturity securities	8,394	9,738	7,834	8,126
Investment in related parties – equity securities	114	114	72	72
Total non-consolidated investments	$40,697	$45,130	$37,318	$40,479

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	4,856	$120	$183	4,417	$134	$181
Foreign currency forwards	3,465	58	7	2,038	3	9
Foreign currency interest rate swaps	1,183	1	57	—	—	—
Foreign currency forwards on net investments	224	—	—	173	—	2
Total derivatives designated as hedges		179	247		137	192
Derivatives not designated as hedges
Equity options	54,116	3,297	17	53,666	3,209	22
Futures	26	40	—	24	58	2
Total return swaps	119	4	—	97	6	—
Foreign currency swaps	1,541	53	—	1,510	96	—
Interest rate swaps	805	27	3	803	—	34
Credit default swaps	10	—	5	10	—	4
Foreign currency forwards	4,686	77	16	3,595	17	44
Embedded derivatives
Funds withheld including related party		1,216	34		2,806	59
Interest sensitive contract liabilities		—	12,473		—	12,873
Total derivatives not designated as hedges		4,714	12,548		6,192	13,038
Total derivatives		$4,893	$12,795		$6,329	$13,230

Derivatives Designated as Hedges

Cash Flow Hedges – We use foreign currency swaps to convert foreign currency denominated cash flows of investments or liabilities to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. These swaps will expire by March 2052. The following is a summary of the gains (losses) recorded in OCI related to cash flow hedges:

	Three months ended March 31,
(In millions)	2021	2020
Foreign currency swaps	$(31)	$401

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no amounts reclassified to income and no amounts deemed ineffective during the three months ended March 31, 2021 and 2020. As of March 31, 2021, no amounts are expected to be reclassified to income within the next 12 months.

Fair Value Hedges – We use foreign currency forward contracts and foreign currency interest rate swaps that are designated and accounted for as fair value hedges. We use foreign currency forward contracts to hedge certain exposures to foreign currency risk. The price is agreed upon at the time of the contract and payment is made at a specified future date. We use foreign currency interest rate swaps to hedge certain exposures to foreign currency risk and interest rate risk relating to foreign currency denominated funding agreements.

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2021		December 31, 2020
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities – Foreign currency forwards	$2,997	$(102)	$1,932	$117
Interest sensitive contract liabilities
Foreign currency forwards	75	4	65	(1)
Foreign currency interest rate swaps	1,178	50	—	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

(In millions)	Derivatives	Hedged Items	Amount Excluded	Net
Three months ended March 31, 2021
Investment related gains (losses)
Foreign currency forwards	$218	$(217)	$—	$1
Foreign currency interest rate swaps	(36)	41	—	5
Interest sensitive contract benefits
Foreign currency interest rate swaps	1	(1)	—	—

Three months ended March 31, 2020
Investment related gains (losses) – Foreign currency forwards	$12	$(8)	$—	$4

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2021 and 2020, these derivatives had losses of $2 million and gains of $13 million, respectively, which are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive loss. As of March 31, 2021 and December 31, 2020, the cumulative foreign currency translation recorded in accumulated other comprehensive income (AOCI) related to these net investment hedges were losses of $2 million and $0 million, respectively. During the three months ended March 31, 2021 and 2020, there were no amounts deemed ineffective.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2021	2020
Equity options	$502	$(1,581)
Futures	11	16
Swaps	31	(75)
Foreign currency forwards	(31)	67
Embedded derivatives on funds withheld	(1,133)	(1,446)
Amounts recognized in investment related gains (losses)	(620)	(3,019)
Embedded derivatives in indexed annuity products[1]	335	1,177
Total gains (losses) on derivatives not designated as hedges	$(285)	$(1,842)

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2021
Derivative assets	$3,677	$(211)	$(3,355)	$111	$(26)	$85
Derivative liabilities	(288)	211	67	(10)	—	(10)

December 31, 2020
Derivative assets	$3,523	$(165)	$(3,196)	$162	$(46)	$116
Derivative liabilities	(298)	165	144	11	—	11

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, amounts not subject to master netting or similar agreements were immaterial.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Variable Interest Entities

During the first quarter 2021, we consolidated the following VIEs:
•Hamlet Securitization Trust 2020-CRE1 (Hamlet)
•A-A SPN-9 (ASREII - ACRASP), L.P. and A-A SPN-9 (ASREII - ALRESP), L.P. (collectively, A-A SPN-9)
•A-A Offshore 2021-1 (Java), L.P. (Java)

Hamlet was formed to securitize a portion of our commercial mortgage loan portfolio as CMBS securities held by AHL subsidiaries and third-party cedant portfolios. Securitization of these commercial mortgage loans allows retention of the full economics of these assets while being able to pledge these assets as collateral to the Federal Home Loan Bank (FHLB) under the funding agreement program. As of March 31, 2021 and December 31, 2020, Hamlet primarily held $1,812 million and $1,880 million, respectively, of commercial mortgage loans. As substantially all of the activities and economics of Hamlet are conducted on our behalf, we are the primary beneficiary and consolidate Hamlet and the assets are included in mortgage loans on the condensed consolidated balance sheets. Additionally, as Hamlet is in the form of a trust, the commercial mortgage loan assets are included in the pledged assets and funds in trust table in Note 10 – Commitments and Contingencies.

A-A SPN-9 is comprised of limited partnership entities that invest in an underlying investment fund. As of March 31, 2021, A-A SPN-9 primarily held $130 million of investment funds. We are the only limited partner in these entities and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, or a related entity, which are related parties. We do not have any direct voting rights as a limited partner at the A-A SPN-9 level, but we do have an ability to dissolve the underlying investment that results in dissolution of the entities. Therefore, as we have a unilateral ability to ultimately dissolve the entities and also own all of the economics in each of the entities, we are deemed to be the primary beneficiary of the VIEs.

Java is an investment fund. As of March 31, 2021, Java primarily held $24 million of investment funds and $151 million of other assets. We are both the general partner and the only limited partner in this investment fund and receive all of the economic benefits and losses. The general partner hired a related party investment manager who receives management fees and service fees, as applicable. We hold both the power, as a general partner, and significant economics, as a limited partner, satisfying the primary beneficiary criteria.

No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in any of the consolidated VIEs.

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

Net Asset Value (NAV) – Investment funds are typically measured using NAV as a practical expedient in determining fair value and are not classified in the fair value hierarchy. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the investment fund financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the investment funds may have significant unobservable inputs, which may include but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$351	$—	$342	$9	$—
US state, municipal and political subdivisions	1,006	—	—	1,006	—
Foreign governments	382	—	—	380	2
Corporate	58,848	—	—	58,066	782
CLO	11,272	—	—	11,098	174
ABS	4,832	—	—	3,625	1,207
CMBS	2,206	—	—	2,158	48
RMBS	6,627	—	—	6,627	—
Total AFS securities	85,524	—	342	82,969	2,213
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	100	—	—	100	—
Corporate	1,486	—	—	1,486	—
ABS	132	—	—	97	35
CMBS	57	—	—	57	—
RMBS	198	—	—	139	59
Total trading securities	1,979	—	3	1,882	94
Equity securities	322	—	36	272	14
Mortgage loans	18	—	—	—	18
Investment funds	319	148	—	—	171
Funds withheld at interest – embedded derivative	636	—	—	—	636
Derivative assets	3,677	—	40	3,637	—
Short-term investments	117	—	51	66	—
Other investments	105	—	—	105	—
Cash and cash equivalents	6,427	—	6,427	—	—
Restricted cash	546	—	546	—	—
Investments in related parties
AFS securities
Corporate	221	—	—	20	201
CLO	1,869	—	—	1,869	—
ABS	4,815	—	—	684	4,131
Total AFS securities – related party	6,905	—	—	2,573	4,332
Trading securities
CLO	69	—	—	25	44
ABS	1,641	—	—	—	1,641
Total trading securities – related party	1,710	—	—	25	1,685
Equity securities	114	—	—	—	114
Investment funds	2,060	90	—	—	1,970
Funds withheld at interest – embedded derivative	580	—	—	—	580
Reinsurance recoverable	1,880	—	—	—	1,880
Total assets measured at fair value	$112,919	$238	$7,445	$91,529	$13,707
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$12,473	$—	$—	$—	$12,473
Universal life benefits	1,108	—	—	—	1,108
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,497	—	—	—	1,497
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	757	—	—	—	757
Derivative liabilities	288	—	—	283	5
Funds withheld liability – embedded derivative	34	—	—	34	—
Total liabilities measured at fair value	$16,157	$—	$—	$317	$15,840

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$351	$—	$332	$19	$—
US state, municipal and political subdivisions	1,033	—	—	999	34
Foreign governments	368	—	—	366	2
Corporate	58,180	—	—	57,402	778
CLO	9,569	—	—	9,361	208
ABS	4,270	—	—	3,470	800
CMBS	2,169	—	—	2,126	43
RMBS	6,913	—	—	6,913	—
Total AFS securities	82,853	—	332	80,656	1,865
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	106	—	—	106	—
Corporate	1,577	—	—	1,577	—
CLO	4	—	—	—	4
ABS	128	—	—	93	35
CMBS	52	—	—	52	—
RMBS	220	—	—	173	47
Total trading securities	2,093	—	3	2,004	86
Equity securities	330	—	57	262	11
Mortgage loans	19	—	—	—	19
Investment funds	161	144	—	—	17
Funds withheld at interest – embedded derivative	1,944	—	—	—	1,944
Derivative assets	3,523	—	58	3,465	—
Short-term investments	222	—	146	74	2
Other investments	105	—	—	105	—
Cash and cash equivalents	7,704	—	7,704	—	—
Restricted cash	738	—	738	—	—
Investments in related parties
AFS securities
Corporate	215	—	—	20	195
CLO	1,520	—	—	1,520	—
ABS	4,785	—	—	676	4,109
Total AFS securities – related party	6,520	—	—	2,216	4,304
Trading securities
CLO	54	—	—	4	50
ABS	1,475	—	—	—	1,475
Total trading securities – related party	1,529	—	—	4	1,525
Equity securities	72	—	—	—	72
Investment funds	2,119	86	—	—	2,033
Funds withheld at interest – embedded derivative	862	—	—	—	862
Reinsurance recoverable	2,100	—	—	—	2,100
Total assets measured at fair value	$112,894	$230	$9,038	$88,786	$14,840
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$12,873	$—	$—	$—	$12,873
Universal life benefits	1,308	—	—	—	1,308
Future policy benefits
AmerUs Closed Block	1,600	—	—	—	1,600
ILICO Closed Block and life benefits	776	—	—	—	776
Derivative liabilities	298	—	2	292	4
Funds withheld liability – embedded derivative	59	—	—	59	—
Total liabilities measured at fair value	$16,914	$—	$2	$351	$16,561

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Three months ended March 31,
(In millions)	2021	2020
Trading securities	$(69)	$(223)
Investment funds	(60)	(300)
Future policy benefits	103	65
Total gains (losses)	$(26)	$(458)

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

The following summarizes information for fair value option mortgage loans:

(In millions)	March 31, 2021	December 31, 2020
Unpaid principal balance	$16	$17
Mark to fair value	2	2
Fair value	$18	$19

There were no fair value option mortgage loans 90 days or more past due as of March 31, 2021 and December 31, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended March 31, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$—	$—	$(34)	$—	$—	$—
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	4	21	22	(43)	782	—	21
CLO	208	—	—	(34)	—	174	—	—
ABS	800	3	27	468	(91)	1,207	—	35
CMBS	43	—	5	—	—	48	—	4
Trading securities
CLO	4	—	—	(4)	—	—	—	—
ABS	35	—	—	—	—	35	—	—
RMBS	47	(5)	—	—	17	59	(2)	—
Equity securities	11	3	—	—	—	14	4	—
Mortgage loans	19	—	—	(1)	—	18	—	—
Investment funds	17	3	—	42	109	171	3	—
Funds withheld at interest – embedded derivative	1,944	(1,308)	—	—	—	636	—	—
Short-term investments	2	—	—	—	(2)	—	—	—
Investments in related parties
AFS securities
Corporate	195	—	6	—	—	201	—	6
ABS	4,109	(5)	(27)	115	(61)	4,131	—	(27)
Trading securities
CLO	50	16	—	(3)	(19)	44	25	—
ABS	1,475	35	—	131	—	1,641	37	—
Equity securities	72	8	—	34	—	114	8	—
Investment funds	2,033	(63)	—	—	—	1,970	(63)	—
Funds withheld at interest – embedded derivative	862	(282)	—	—	—	580	—	—
Reinsurance recoverable	2,100	(220)	—	—	—	1,880	—	—
Total Level 3 assets	$14,840	$(1,811)	$32	$770	$(124)	$13,707	$12	$39

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$335	$—	$65	$—	$(12,473)	$—	$—
Universal life benefits	(1,308)	200	—	—	—	(1,108)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	103	—	—	—	(1,497)	—	—
ILICO Closed Block and life benefits	(776)	19	—	—	—	(757)	—	—
Derivative liabilities	(4)	(1)	—	—	—	(5)	(1)	—
Total Level 3 liabilities	$(16,561)	$656	$—	$65	$—	$(15,840)	$(1)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$40	$—	$(3)	$—	$—	$37	$—	$(3)
Corporate	725	(5)	(33)	33	513	1,233	—	(31)
CLO	121	—	(9)	30	(20)	122	—	(9)
ABS	1,374	22	(119)	(183)	(177)	917	—	(103)
CMBS	46	—	(5)	4	—	45	—	(5)
RMBS	—	—	—	—	42	42	—	—
Trading securities
Corporate	—	—	—	—	32	32	—	—
CLO	6	(3)	—	—	—	3	(3)	—
ABS	16	—	—	(2)	—	14	—	—
RMBS	52	(1)	—	—	19	70	1	—
Equity securities	3	4	—	—	—	7	4	—
Mortgage loans	27	—	—	(1)	—	26	—	—
Investment funds	22	(1)	—	—	—	21	(1)	—
Funds withheld at interest – embedded derivative	801	(1,175)	—	—	—	(374)	—	—
Short-term investments	41	—	(1)	27	—	67	—	—
Investments in related parties
AFS securities, ABS	2,324	(3)	(220)	(50)	(164)	1,887	—	(205)
Trading securities
CLO	38	(16)	—	1	9	32	(24)	—
ABS	711	(101)	—	66	—	676	(101)	—
Equity securities	64	(10)	—	1	(6)	49	(10)	—
Investment funds	132	(300)	—	1,147	—	979	(300)	—
Funds withheld at interest – embedded derivative	594	(609)	—	—	—	(15)	—	—
Reinsurance recoverable	1,821	294	—	—	—	2,115	—	—
Total Level 3 assets	$8,958	$(1,904)	$(390)	$1,073	$248	$7,985	$(434)	$(356)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(10,942)	$1,177	$—	$676	$—	$(9,089)	$—	$—
Universal life benefits	(1,050)	(272)	—	—	—	(1,322)	—	—
Future policy benefits
AmerUs Closed Block	(1,546)	65	—	—	—	(1,481)	—	—
ILICO Closed Block and life benefits	(755)	(23)	—	—	—	(778)	—	—
Derivative liabilities	(3)	(4)	—	—	—	(7)	—	—
Total Level 3 liabilities	$(14,296)	$943	$—	$676	$—	$(12,677)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$—	$—	$—	$(34)	$(34)
Corporate	39	—	(9)	(8)	22	76	(119)	(43)
CLO	—	—	—	(34)	(34)	—	—	—
ABS	513	—	—	(45)	468	47	(138)	(91)
Trading securities
CLO	—	—	(4)	—	(4)	—	—	—
RMBS	—	—	—	—	—	20	(3)	17
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Investment funds	42	—	—	—	42	109	—	109
Short-term investments	—	—	—	—	—	—	(2)	(2)
Investments in related parties
AFS securities, ABS	873	—	(751)	(7)	115	—	(61)	(61)
Trading securities
CLO	3	—	—	(6)	(3)	6	(25)	(19)
ABS	131	—	—	—	131	—	—	—
Equity securities	35	—	—	(1)	34	—	—	—
Total Level 3 assets	$1,636	$—	$(764)	$(102)	$770	$258	$(382)	$(124)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(175)	$—	$240	$65	$—	$—	$—
Total Level 3 liabilities	$—	$(175)	$—	$240	$65	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$74	$—	$(10)	$(31)	$33	$548	$(35)	$513
CLO	33	—	—	(3)	30	3	(23)	(20)
ABS	73	—	(14)	(242)	(183)	13	(190)	(177)
CMBS	4	—	—	—	4	—	—	—
RMBS	—	—	—	—	—	42	—	42
Trading securities
Corporate	—	—	—	—	—	32	—	32
ABS	—	—	(2)	—	(2)	—	—	—
RMBS	—	—	—	—	—	20	(1)	19
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	41	—	—	(14)	27	—	—	—
Investments in related parties
AFS securities, ABS	5	—	—	(55)	(50)	—	(164)	(164)
Trading securities
CLO	13	—	(12)	—	1	9	—	9
ABS	66	—	—	—	66	—	—	—
Equity securities	3	—	—	(2)	1	—	(6)	(6)
Investment funds	1,147	—	—	—	1,147	—	—	—
Total Level 3 assets	$1,459	$—	$(38)	$(348)	$1,073	$667	$(419)	$248

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(116)	$—	$792	$676	$—	$—	$—
Total Level 3 liabilities	$—	$(116)	$—	$792	$676	$—	$—	$—

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

1.Nonperformance risk – For contracts we issue, we use the credit spread, relative to the Treasury curve based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.
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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	March 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$5,982	Discounted cash flow	Discount rate	1.4%	18.0%	4.7%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$12,473	Option budget method	Nonperformance risk	0.1%	1.0%	0.5%	[2]	Decrease
			Option budget	0.5%	3.5%	1.8%	[3]	Increase
			Surrender rate	5.2%	9.6%	7.1%	[4]	Decrease

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$5,858	Discounted cash flow	Discount rate	1.7%	35.0%	4.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$12,873	Option budget method	Nonperformance risk	0.0%	1.1%	0.5%	[2]	Decrease
			Option budget	0.6%	3.5%	1.9%	[3]	Increase
			Surrender rate	5.3%	9.5%	7.1%	[4]	Decrease

[1] The discount rate weighted average is calculated based on the relative fair values of the securities.
[2] The nonperformance risk weighted average is based on the projected excess benefits of reserves used in the calculation of the embedded derivative.
[3] The option budget weighted average is calculated based on the indexed account values.
[4] The surrender rate weighted average is calculated based on projected account values.

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The carrying amount of the equity securities was $202 million, with a cumulative recorded impairment of $231 million as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$16,653	$17,176	$—	$—	$—	$17,176
Investment funds	647	647	647	—	—	—
Policy loans	356	356	—	—	356	—
Funds withheld at interest	45,388	45,388	—	—	—	45,388
Short-term investments	8	8	—	—	—	8
Other investments	1,617	1,617	—	—	—	1,617
Investments in related parties
Mortgage loans	714	734	—	—	—	734
Investment funds	3,839	3,839	3,839	—	—	—
Funds withheld at interest	11,992	11,992	—	—	—	11,992
Other investments	469	492	—	—	—	492
Total financial assets not carried at fair value	$81,683	$82,249	$4,486	$—	$356	$77,407

Financial liabilities
Interest sensitive contract liabilities	$97,239	$99,298	$—	$—	$—	$99,298
Long-term debt	1,977	2,215	—	—	2,215	—
Securities to repurchase	599	599	—	—	599	—
Funds withheld liability	388	388	—	—	388	—
Total financial liabilities not carried at fair value	$100,203	$102,500	$—	$—	$3,202	$99,298

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$15,245	$15,811	$—	$—	$—	$15,811
Investment funds	642	642	642	—	—	—
Policy loans	369	369	—	—	369	—
Funds withheld at interest	46,668	46,668	—	—	—	46,668
Other investments	467	471	—	—	—	471
Investments in related parties
Mortgage loans	674	694	—	—	—	694
Investment funds	3,165	3,165	3,165	—	—	—
Funds withheld at interest	12,168	12,168	—	—	—	12,168
Other investments	469	499	—	—	—	499
Total financial assets not carried at fair value	$79,867	$80,487	$3,807	$—	$369	$76,311

Financial liabilities
Interest sensitive contract liabilities	$94,685	$98,945	$—	$—	$—	$98,945
Long-term debt	1,976	2,259	—	—	2,259	—
Securities to repurchase	598	598	—	—	598	—
Funds withheld liability	393	393	—	—	393	—
Total financial liabilities not carried at fair value	$97,652	$102,195	$—	$—	$3,250	$98,945

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, short-term investments, and securities to repurchase, the carrying amount approximates fair value.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	143	54	—	197
Amortization	(98)	(84)	(66)	(248)
Impact of unrealized investment (gains) losses	271	87	90	448
Balance at March 31, 2021	$3,552	$914	$837	$5,303

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	112	38	—	150
Amortization	436	(10)	(23)	403
Impact of unrealized investment (gains) losses	489	139	181	809
Balance at March 31, 2020	$4,323	$992	$1,077	$6,392

7. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$5,338	$(39)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications	(3,271)	(81)	753	(31)	—	(2,630)
Less: Reclassification adjustments for gains (losses) realized[1]	(10)	—	2	—	—	(8)
Less: Income tax expense (benefit)	(631)	(16)	158	(7)	—	(496)
Less: Other comprehensive loss attributable to noncontrolling interests	(175)	—	—	(1)	—	(176)
Balance at March 31, 2021	$2,883	$(104)	$(717)	$(49)	$8	$2,021

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	(5,762)	(273)	1,352	401	9	(4,273)
Less: Reclassification adjustments for gains (losses) realized[1]	171	—	(15)	—	—	156
Less: Income tax expense (benefit)	(1,128)	(53)	287	97	—	(797)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(159)	—	—	(30)	6	(183)
Balance at March 31, 2020	$(1,540)	$(224)	$195	$395	$—	$(1,174)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

Three months ended March 31, 2021
(In millions, except per share data)	Class A
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$578

Basic weighted average shares outstanding	191.3
Dilutive effect of stock compensation plans and warrants	5.5
Diluted weighted average shares outstanding	196.8

Earnings per share
Basic	$3.02
Diluted	$2.94

	Three months ended March 31, 2020
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net loss available to Athene Holding Ltd. common shareholders – basic and diluted	$(938)	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	161.4	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans and warrants[1]	—	—	—	—	—	—
Diluted weighted average shares outstanding	161.4	25.4	3.3	0.8	1.0	2.4

Loss per share
Basic	$(5.81)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$(5.81)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

[1] The dilutive effective of stock compensation plans and warrants is antidilutive as a result of the net loss available to Athene Holding Ltd. common shareholders for the three months ended March 31, 2020.

For the periods in which we had multiple classes of stock participating in earnings, we used the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 9 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the first quarter of 2020 used the weighted average shares for the quarter to allocate first quarter net loss to Class B and Class M shares; however, for those classes, the weighted average shares outstanding represents only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are included within the dilutive effect of stock compensation plans and warrants above if dilutive.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 1.0 million and 11.1 million shares, restricted stock units, options and warrants as of March 31, 2021 and 2020, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Under the Seventh Amended and Restated Fee Agreement between us and AGM’s subsidiary, Apollo Insurance Solutions Group LP (ISG) (Fee Agreement), we pay Apollo:

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

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	March 31, 2021	Percent of Total	December 31, 2020	Percent of Total
Core	$46,343	25.4%	$49,392	27.3%
Core Plus	41,810	22.9%	41,516	23.0%
Yield	70,497	38.5%	64,693	35.8%
High Alpha	7,038	3.9%	6,200	3.4%
Other	17,003	9.3%	19,088	10.5%
Total sub-allocation assets	$182,691	100.0%	$180,889	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2021 and 2020, we incurred management fees, inclusive of the base and sub-allocation fees, of $144 million and $128 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of March 31, 2021 and December 31, 2020, management fees payable were $48 million and $41 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

In addition to the assets on our condensed consolidated balance sheets managed by Apollo, Apollo manages the assets underlying our funds withheld receivable. For these assets, the third-party cedants pay Apollo fees based upon the same fee construct we have with Apollo. Such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we indirectly pay those fees. Finally, Apollo charges management fees and carried interest on Apollo-managed funds and other entities in which we invest. Neither the fees paid by such third-party cedants nor the fees or carried interest paid by such Apollo-managed funds or other entities are included in the investment management fee amounts noted above.

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

A significant voting interest in the Company is held by shareholders who are members of the Apollo Group. Also, James Belardi, our Chief Executive Officer, is an employee of ISG and receives remuneration from acting as Chief Executive Officer of ISG. Mr. Belardi also owns a 5% profit interest in ISG and in connection with such interest receives distributions in respect of ISG and sub-allocation fees earned by Apollo. Additionally, six of the sixteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

A-A Mortgage – We had an equity method investment of $583 million and $444 million as of March 31, 2021 and December 31, 2020, respectively, in A-A Mortgage, which had an investment in AmeriHome. On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation. This transaction closed on April 7, 2021 and we estimate $184 million of revenue from the premium of the platform sale, net of carry and transaction expenses. Of the total estimated premium, $174 million was recognized during the first quarter of 2021 as a result of the underlying investment being held at fair value. We have a loan purchase agreement with AmeriHome, which survived the sale. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $0 million and $169 million of residential mortgage loans under this agreement during the three months ended March 31, 2021 and 2020, respectively. Additionally, we hold investments issued by AmeriHome or AmeriHome affiliates of $372 million and $360 million as of March 31, 2021 and December 31, 2020, respectively, which are included in related party AFS securities on the condensed consolidated balances sheets. We also had commitments to make additional equity investments in A-A Mortgage of $381 million as of March 31, 2021.

MidCap – We have multiple investments in MidCap including profit participating notes, redeemable preferred stock and amounts advanced under a subordinated debt facility. The subordinated debt facility is included in related party other investments and the redeemable preferred stock and profit participating notes are included in related party trading securities on the condensed consolidated balance sheets. The following summarizes these investments in MidCap:

(In millions)	March 31, 2021	December 31, 2020
Profit participating notes	$573	$534
Subordinated debt facility	321	328
Redeemable preferred stock	77	77
Total investment in MidCap	$971	$939

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $801 million and $630 million as of March 31, 2021 and December 31, 2020, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2021, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $689 million and $709 million as of March 31, 2021 and December 31, 2020, respectively. Additionally, as of March 31, 2021 and December 31, 2020, we had $117 million and $122 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $293 million as of March 31, 2021.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $316 million and $123 million as of March 31, 2021 and December 31, 2020, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners and Reverence Capital Partners, and is the parent of Venerable, which is the parent of VIAC. Additionally, we have a 15-year term loan receivable from Venerable due in 2033, which is included in related party other investments on the condensed consolidated balance sheets. The loan is held at the principal balance less allowances and was $147 million and $145 million as of March 31, 2021 and December 31, 2020, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of March 31, 2021 and December 31, 2020, we had $229 million and $214 million, respectively, of investments under the Strategic Partnership and these investments are typically included in related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have an investment in PK AirFinance (PK), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by an SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. As of March 31, 2021 and December 31, 2020, our investment in securitizations of loans originated by PK was $1,353 million and $1,373 million, respectively, and are included in related party AFS or trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investment in securitizations of loans originated by PK of $1,270 million as of March 31, 2021.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. ALRe currently holds 36.55% of the economic interests in ACRA, with ADIP holding the remaining 63.45%. During the three months ended March 31, 2021 and 2020, we received capital contributions of $235 million and $240 million, respectively, from ADIP and paid dividends of $0 million and $46 million, respectively, to ADIP.

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

Concurrent with our entry into the transaction agreements, AMH, James Belardi, our Chief Executive Officer, and William Wheeler, our President (each an Other Shareholder), entered into a voting agreement, pursuant to which each Other Shareholder irrevocably appointed AMH as its proxy and attorney-in-fact (Proxy) to vote all of such Other Shareholder’s Class A common shares at any meeting of our shareholders occurring following the closing date and in connection with any written consent of our shareholders following the closing date. The Proxy will be of no force and effect if Apollo and certain affiliates thereof cease to hold some minimum level of ownership not to exceed 7.5% of our Class A common shares.

10. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $11,198 million and $7,472 million as of March 31, 2021 and December 31, 2020, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2021 and December 31, 2020, we had $2,001 million and $2,002 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2021 and December 31, 2020, we had $11,958 million and $8,822 million, respectively, of FABN funding agreements outstanding. We had $3,058 million of FABN capacity remaining as of March 31, 2021.

During the third quarter of 2020, we established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special purpose entity to purchase funding agreements from us. As of March 31, 2021 and December 31, 2020, we had $1,000 million of FABR funding agreements outstanding.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2021	December 31, 2020
AFS securities	$9,056	$9,884
Trading securities	69	60
Equity securities	27	26
Mortgage loans	4,916	5,028
Investment funds	152	68
Derivative assets	107	107
Short-term investments	13	52
Other investments	105	105
Restricted cash	546	738
Total restricted assets	$14,991	$16,068

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,401 million as of March 31, 2021. These letters of credit were issued for our reinsurance program and expire between December 10, 2021 and June 19, 2023.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of March 31, 2021, had an asset value of $413 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue will proceed to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The Superior Court issued a scheduling order providing for a July 2022 trial and the parties are currently engaged in discovery. The value of the guarantees included within the asset value reflected above is $196 million as of March 31, 2021.

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
•Investment gains (losses), net of offsets; and
•Noncontrolling interests, VIE expenses and other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2021	2020
Retirement Services	$3,637	$2,469
Corporate and Other	38	(330)
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	493	(1,671)
Investment gains (losses), net of offsets	(857)	(1,685)
Noncontrolling interests, VIE expenses and other adjustments to revenues	1,080	(332)
Total revenues	$4,391	$(1,549)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2021	2020
Retirement Services	$784	$204
Corporate and Other	(36)	(312)
Non-operating adjustments
Investment gains (losses), net of offsets	(605)	(1,139)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	488	65
Integration, restructuring and other non-operating expenses	(45)	(4)
Stock-based compensation, excluding LTIP	—	(10)
Income tax (expense) benefit – non-operating	(8)	131
Net income (loss) available to Athene Holding Ltd. common shareholders	$578	$(1,065)

The following represents total assets by segment:

(In millions)	March 31, 2021	December 31, 2020
Retirement Services	$200,093	$197,295
Corporate and Other	5,577	5,476
Total assets	$205,670	$202,771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities.

We have established a significant base of earnings and, as of March 31, 2021, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 8.9 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our total assets have grown to $205.7 billion as of March 31, 2021. Our book value per common share as of March 31, 2021 was $78.25. Our adjusted book value per common share was $62.88 as of March 31, 2021. Our consolidated annualized ROE for the three months ended March 31, 2021 and the year ended December 31, 2020 was 12.9% and 10.0%, respectively, and our consolidated annualized adjusted operating ROE was 25.3% and 12.1%, respectively. For the three months ended March 31, 2021 and the year ended December 31, 2020, in our Retirement Services segment, we generated an annualized net investment spread of 2.48% and 1.31%, respectively, and an annualized adjusted operating ROE of 37.8% and 16.9%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 3.29% and 2.09% for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. As of March 31, 2021, our deferred annuities had a weighted-average life of 8.6 years and made up a significant portion of our reserve liabilities.

The following table presents the inflows generated from our organic and inorganic channels:

	Three months ended March 31,
(In millions, except percentages)	2021	2020
Retail	$1,757	$1,246
Flow reinsurance	299	861
Funding agreements[1]	3,226	823
Pension risk transfer	2,893	1,017
Gross organic inflows	8,175	3,947
Gross inorganic inflows	—	—
Total gross inflows	8,175	3,947
Inflows attributable to ACRA noncontrolling interest	(1,470)	—
Net outflows[2]	(3,481)	(2,740)
Net flows	$3,224	$1,207

Gross organic inflows	$8,175	$3,947
Organic inflows attributable to ACRA noncontrolling interest	(1,470)	—
Net organic inflows	6,705	3,947
Net outflows[2]	(3,481)	(2,740)
Net organic flows	$3,224	$1,207

Net organic growth rate[3]	8.4%	4.0%
Average net invested assets	$152,947	$119,344

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Net outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension risk transfer benefit payments, payments on payout annuities and funding agreement maturities net of the ACRA noncontrolling interest. In 2021 we revised the net outflows metric, for all periods presented, to include all outflows while previously this metric excluded inorganic business. [3] Net organic growth rate is calculated as net organic flows divided by average net invested assets, on an annualized basis. In 2021, we revised the net organic growth rate and average net invested assets metrics, for all periods presented, to include all outflows and net invested assets while previously these metrics excluded inorganic business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $8.2 billion and $3.9 billion for the three months ended March 31, 2021 and 2020, respectively, which were underwritten to attractive, at-or-above target returns despite the historically low interest rate environment. Organic inflows increased $4.2 billion, or 107%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into the most optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $3.5 billion and $2.7 billion for the three months ended March 31, 2021 and 2020, respectively. Net organic growth rate of 8.4% and 4.0% for the three months ended March 31, 2021 and 2020, respectively, increased reflecting the aforementioned strong growth in organic inflows. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $1.8 billion and $1.2 billion for the three months ended March 31, 2021 and 2020, respectively. The increase in our retail channel was primarily driven by very strong performance in the bank and broker-dealer channels, and exhibits strong sales execution despite the challenging sales environment. We continued to execute in the retail channel despite industry-wide pressure on sales volumes as the economic impacts of the spread of COVID-19, as well as the mitigation measures undertaken to combat the spread, continue to affect the sales process. Despite the significant headwinds, we have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 52 independent marketing organizations (IMO); approximately 61,000 independent agents; and our growing network of 16 banks and 104 regional broker-dealers. Our strong financial position and capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we are focusing on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $299 million and $861 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in our flow reinsurance channel from prior year was driven by maintaining our rate discipline in the lower interest rate environment amid a very competitive market. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $6.1 billion and $1.8 billion for the three months ended March 31, 2021 and 2020, respectively. The increase in our institutional channel was driven by higher funding agreement inflows as well as higher PRT inflows. We issued funding agreements in the aggregate principal amount of $3.2 billion and $823 million for the three months ended March 31, 2021 and 2020, respectively, which included seven issuances in four different currencies in 2021. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $3.2 billion under our FABN program for the three months ended March 31, 2021. During the three months ended March 31, 2021, we closed one PRT transaction and issued annuity contracts in the aggregate principal amount of $2.9 billion, compared to $1.0 billion during the three months ended March 31, 2020. Since entering the PRT channel in 2017 through March 31, 2021, we have closed 25 deals involving more than 290,000 plan participants resulting in the issuance or reinsurance of group annuities of $19.2 billion. We expect to grow our institutional channel by continuing to engage in PRT transactions and opportunistic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. On June 18, 2020, we entered into an agreement with Jackson, effective June 1, 2020, pursuant to which we agreed to reinsure a block of fixed and fixed indexed annuities on a funds withheld coinsurance basis providing $28.8 billion of gross inflows. Utilizing the strategic benefits of ACRA, approximately 63% of the total capital deployment for the transaction will be funded by third-party investors and approximately 37% will be funded by ALRe. As part of the Jackson reinsurance transaction, ACRA made an equity investment in Jackson Financial Inc. (JFI), an indirect parent of Jackson, which closed on July 17, 2020. On January 28, 2021, Prudential plc announced its intent to reduce its controlling interest in JFI through a direct dividend demerger, which is expected to occur in the second quarter of 2021. We expect that our inorganic channel will continue to be an important source of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of March 31, 2021, we estimate that we have approximately $8.1 billion in capital available to deploy, consisting of approximately $3.6 billion in excess capital, $2.9 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.6 billion in available uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership from 33% to 36.55% of the economic interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by an affiliate of Apollo. ACRA is expected to participate in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This shareholder-friendly, strategic capital solution is expected to allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Strategic Transaction with Apollo

On February 28, 2020, we closed a transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at $1.1 billion, upon close, and $350 million of cash. Additionally, we converted our Class B common shares to Class A common shares and our Class M common shares to Class A common shares and warrants, eliminating our multi-class share structure. Changes in the value of the AOG units are reflected within the change in fair value of Apollo investment, net of tax line item and may present future volatility in our results of operations due to changes in the valuation of the AOG units. See Note 9 – Related Parties to the condensed consolidated financial statements for further discussion.

Merger with Apollo

On March 8, 2021, we entered into a Merger Agreement, by and among the Company, AGM, HoldCo, AHL Merger Sub, and AGM Merger Sub. The Company and AGM have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine our respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo, (2) the Company merging with AHL Merger Sub, with the Company surviving such merger as a direct, wholly owned subsidiary of HoldCo, and (3) as of the effective time of the Mergers, changing the name of HoldCo to be Apollo Global Management, Inc. At the effective time of the Mergers, each AHL Class A common share, subject to certain exceptions, will be converted automatically into the right to receive 1.149 shares of HoldCo common stock. The Mergers are expected to close in January 2022 and are subject to shareholder and regulatory approvals, and other customary closing conditions.

Industry Trends and Competition

Market Conditions

During the first quarter of 2021, increased availability of vaccinations coupled with expectations of additional fiscal and monetary stimulus measures drove increases in interest rates in the US for the first time in three quarters. The US 10-year treasury rate rose almost 80 basis points during the quarter, and as inflation concerns began to gradually impact treasury prices, treasury rates experienced even more significant changes in longer-dated maturities. In addition, stock markets continued their strong performance, despite significant market volatility driven by a confluence of factors including increased retail investor trading volumes through internet brokerage platforms, persistent blockchain enthusiasm and proliferating Special Purpose Acquisition Companies (SPAC) issuances. As restrictions related to COVID-19 are lifted across the United States, the impact on consumer confidence and market momentum remains strongly positioned, increasing the prospects for higher interest rates and robust equity markets.

More broad-based participation in credit markets drove spreads to new lows in many sectors. Investment grade credit spreads, for example, tightened almost 10 basis points by mid-February driven by purchasing activity as all-in yields had risen by almost 40 basis points at that time. Speculative grade credit tightened by approximately 25 basis points during the quarter, and credit spreads on CMBS and CLOs remained close to their post financial crisis lows. Nonetheless, sponsorship for almost all sectors remained strong, a situation which becomes even more pronounced as limited supply calendars come into play in the second quarter.

COVID-19 remains the primary focus of most markets, and there are lingering concerns regarding vaccination deployment in large sections of Europe, as well as other developed economies. Global travel and leisure activities will likely remain challenged in the near-term. Central banks and global governments however continue to meet these challenges head on, with US Federal Reserve (Fed) Chairman Jerome Powell committing to remain deliberately patient on policy, even if inflation begins to develop, which is a meaningful change from recent Fed policy positions.

Interest Rate Environment

Despite the increase in rates, it is unlikely that this move represents a sustainable trend. Negative rate government issuance is still widely prevalent globally, and the need for yield has been evidenced by continued buying in spread sectors. A move higher than 2% on the US 10-year would likely be met with another meaningful round of purchase activity, which could then trigger a move back towards lower rates as a more differentiated growth story develops in various markets. Even the significant size of stimulus packages, such as that adopted in the US, will likely not be able to sustain higher rates in the medium-term, until the COVID-19 impact is more fully removed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the meantime however, the availability of slightly higher rates is a welcome opportunity and far more attractive than what was available in the fourth quarter for yield-focused buyers. Investment grade credit, still a relevant proxy for risk-asset appetite, has over 30 basis points of room to tighten before it reaches its post-global financial crisis lows. In the current market environment institutional investors continue to be willing to assume a greater degree of risk to achieve a specified level of return, and the market reaction functions observed in the early days of the second quarter suggest that risk appetite can drive investors to re-engage in widening markets at a faster pace than had been observed pre-COVID-19. As such, insurance company balance sheets are well positioned to invest to continue to take advantage of mispriced risk/reward in the short-term. Eventually, global rates will normalize as growth prospects continue to improve, but in the short-term, the focus on COVID-19 is expected to create an effective ceiling through the remainder of the calendar year.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. Recent trends of decreasing interest rates, as expected, have led to a decrease in our investment income from floating rate investments, an overall decrease in asset yields and an increase in the value of our existing investments, though we observed a slight reversal of this trend during the first quarter of 2021.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, which was experienced in the prior year. Our investment portfolio includes $29.8 billion of floating rate investments, or 19% of our net invested assets as of March 31, 2021.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2021, most of our products were deferred annuities with 22% of our FIAs at the minimum guarantees and 37% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2021, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2020 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 1, 2020, we commenced our repopulation plan and as of October 31, 2020, substantially all of our workforce had returned to the office. Prior to the commencement of our repopulation plan, all employees were required to complete a comprehensive training covering our repopulation plan and our Safety Protocols. Due to worsening conditions in our local communities, on November 10, 2020, we implemented a workplace rotation plan to reduce our office operating capacity in our West Des Moines office to 50% and on December 10, 2020, we reinstituted remote work arrangements at our Bermuda headquarters. On January 11, 2021, the first wave of employees returned to our Bermuda location and on January 19, 2021, our West Des Moines location returned to standard operating capacity. As of April 30, 2021, our Bermuda location had returned to working remotely, whereas our West Des Moines location continued to work at standard operating capacity. We have implemented case investigation and contact tracing procedures to appropriately identify and quarantine those individuals who have been or may have been exposed to the virus. As of April 30, 2021, we had 10 employees who had been certified as contact tracers through Johns Hopkins University. We have been successful in implementing our business continuity and repopulation plans and to date have experienced no material impairment to our business operations. We continue to closely monitor our situation and the recommendations and guidelines issued by national, state and local health authorities.

Market Risk. The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or increase the market risks to which we are subject, namely interest rate risk, credit risk and public equity risk. The spread of COVID-19 and the Federal Reserve’s responsive measures resulted in abrupt and significant decreases in interest rates and abrupt and significant increases in credit spreads. Changes in interest rates and credit spreads may result in a decrease in the value of our invested assets. To the extent that we needed to sell assets at these decreased values in order to satisfy our obligations, we would realize losses. However, approximately 75% of our deferred annuities have surrender charges, which we believe greatly reduce the likelihood and magnitude of unexpected withdrawals. Further, our PRT and funding agreement obligations are predominantly non-surrenderable. In addition, we mitigate interest rate risk by managing the effective duration of our assets and liabilities. In doing so, we closely monitor and manage our net duration mismatch as well as our cash inflows and outflows. Decreases in interest rates impact the interest income that we receive on our floating rate assets. For the three months ended March 31, 2021, we recognized $69 million less in floating rate income than we recognized for the three months ended March 31, 2020, primarily as a result of the period-over-period declines in interest rates.

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

To be prepared to capitalize on growth opportunities that may arise in the current market environment as well as to manage any near-term liquidity risk, we have strategically increased our available liquidity. As of March 31, 2021, we had approximately $10.4 billion of available liquidity comprised of $6.4 billion of cash and approximately $4.0 billion of undrawn capacity under various committed financing facilities. We have taken measures to increase our financial flexibility, including negotiating new committed lending facilities. We have also entered into several new securities repurchase arrangements with different financial institutions to provide access to additional short-term liquidity, to the extent available. As economic conditions have continued to stabilize, we have been investing our excess liquidity in yield producing assets.

With a record number of individuals finding themselves abruptly out of work and searching for sources of liquidity, we face policyholder behavior risk in the form of increased withdrawal levels and lapse rates. We have been closely monitoring policyholder behavior. As of April 30, 2021, we had noticed no material adverse change in policyholder behavior. We mitigate policyholder behavior risk by monitoring and projecting cash inflows and outflows and by maintaining greater levels of available liquidity.

Emerging Trends

As a result of the spread of COVID-19, the resulting impact on economic conditions and the financial markets and the mitigation efforts we have undertaken in response, we expect to see several trends impacting our future operating results.

First, we have held a greater proportion of our invested assets in cash and other liquid assets which has lowered our net investment earned rates and net investment spread compared to what we would have otherwise experienced pre-COVID-19. While we have continued to invest our excess cash in yield producing assets, we expect that our holdings of cash and other liquid assets may remain slightly elevated in the near-term. We expect that as we deploy these holdings and continue to redeploy the Jackson investment portfolio, we will experience increases in net investment earned rates and net investment spread.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second, we expect that the current market environment will cause certain issuers of securities held in our investment portfolio to experience financial hardship, which could result in the recognition of increased credit losses. Post adoption of the new accounting standard regarding accounting for current expected credit losses, we have increased our reserve for credit losses, net of noncontrolling interests, by $75 million. We cannot predict the duration or severity of the current economic downturn. However, our ultimate loss experience resulting therefrom could be material and could cause our financial position, results of operations, cash flows and liquidity to differ materially from that presented herein.

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

Fourth, the substantial decrease in interest rates recently experienced has had a negative impact on adjusted operating income. If the current rates persist for a prolonged period, our adjusted operating income would continue to be adversely affected when compared to pre-COVID-19 levels. Currently, we estimate that a 25 basis point decrease in interest rates that persists for a 12-month period will result in an approximate $35 – $45 million decrease in adjusted operating income.
The spread of COVID-19, the resulting impact on economic conditions and the financial markets and the mitigating efforts we have and will undertake may have consequences to our business that are unforeseen at this time. The emerging trends identified above do not purport to be complete and actual experience may differ materially from our current expectations.

Discontinuation of LIBOR
On December 4, 2020, the Intercontinental Exchange Benchmark Administrator (IBA), the party that administers the publication of LIBOR, published a consultation on its intention to cease publication of 1-week and 2-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021 and the overnight and 1-, 3-, 6- and 12-month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The consultation closed on January 25, 2021 and on March 5, 2021, the IBA announced that in the absence of sufficient panel bank support and without the intervention of the UK Financial Conduct Authority (FCA) to compel continued panel bank contribution to LIBOR, it will not be possible for the IBA to publish the relevant LIBOR settings on a representative basis beyond the dates previously specified for such settings. The UK Government had previously announced that it intends to enact legislation to bestow upon the FCA the power to direct a methodology change to enable LIBOR to be published on a synthetic basis after such time that it loses representativeness (Proposed Powers). The FCA advised the IBA that the FCA had no intention of using its Proposed Powers to enable the calculation of a synthetic LIBOR with respect to overnight, 1-week, 2-month and 12-month LIBOR settings and indicated that it would consider the case for using its Proposed Powers in respect of the 1-month, 3-month and 6-month LIBOR settings. Absent use of the FCA’s Proposed Powers with respect to any of the remaining LIBOR settings, LIBOR for substantially all of our contracts with exposure to LIBOR would cease publication after June 30, 2023.

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

As of March 31, 2021, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$29,628	$23,835
Product Liabilities	14,949	200
Derivatives Hedging Product Liabilities	18,602	1,303
Other Derivatives	1,546	1,463
Other Contracts	3,213	2,363
Total notional of contracts tied to LIBOR	$67,938	$29,164

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

As of March 31, 2021, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$846	$346
RMBS	3,736	3,293
CMBS	419	100
CLO	14,707	14,382
ABS	2,933	2,787
Bank Loans	383	283
Total Multi-lateral Arrangements	23,024	21,191
Bi-lateral Arrangements
CML	6,458	2,498
RML	146	146
Total Bi-lateral Arrangements	6,604	2,644
Total investments tied to LIBOR	$29,628	$23,835

Of the total notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023, $21.2 billion or 88.9% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the recently adopted New York law amendment, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $2.6 billion or 11.1% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

As our investment manager, Apollo maintains the documentation associated with the assets in our investment portfolio. We are therefore dependent upon Apollo for the successful completion of our LIBOR transition efforts relating to our investment portfolio. See Part I–Item 1A. Risk Factors–Uncertainty relating to the LIBOR Calculation process and the phasing out of LIBOR after a future date may adversely affect the value of our investment portfolio, our ability to achieve our hedging objectives and our ability to issue funding agreements bearing a floating rate of interest included in our 2020 Annual Report. Apollo’s failure to fulfill its responsibilities could have an adverse impact on our results of operations and ability to timely report accurate financial information.

Product Liabilities and Associated Hedging Instruments

As of March 31, 2021, we had product liabilities with a notional value of approximately $14.9 billion for which LIBOR is a component in the determination of interest credited, of which we expect $200 million to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2021, we held derivatives with a notional value of approximately $18.6 billion to hedge our exposure to these product liabilities, of which we expect $1.3 billion to extend beyond June 30, 2023. Included within this category are $3.9 billion of Eurodollar futures, of which we expect $1.1 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

Other Derivatives

Our other derivative contracts tied to LIBOR are generally entered into pursuant to an ISDA Master Agreement. ISDA published the ISDA 2020 IBOR Fallbacks Protocol (Protocol) and released Supplement 70 to the 2006 ISDA Definitions (Supplement) on October 23, 2020. The Protocol and Supplement include appropriate fallbacks that contemplate the permanent discontinuation of LIBOR. In January 2021, we joined industry peers by adhering to the Protocol and terms of the Supplement, each of which became effective on January 25, 2021. With respect to future transactions, we anticipate adoption of the 2021 ISDA Interest Rate Definitions. To the extent that the fallbacks incorporated into our other derivative contracts result in the use of a replacement rate that differs from that employed in the contract being hedged, we may experience basis mismatch. The Protocol contains templates for possible bilateral amendments to legacy contracts for situations in which the fallbacks contemplated by the Protocol give rise to potential basis risk. We intend to evaluate whether and the extent to which we are subject to such basis risk, as well as the possibility of using the available templates to mitigate such risk.

In addition to the exposure set forth in the table above, since March 31, 2021, we have added an additional $575 million of derivatives tied to LIBOR, all of which are expected to extend beyond June 30, 2023. Given our adherence to the Protocol and terms of the Supplement, all of these derivatives incorporate provisions that contemplate the permanent discontinuation of LIBOR.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed annuity market sales in the United States were $120.4 billion for the year ended December 31, 2020, a 13.9% decrease from the same time period in 2019 as interest rates pulled down crediting rates in all fixed product lines and the challenging macroeconomic backdrop amidst the COVID-19 crisis. In the total fixed annuity market, for the year ended December 31, 2020 (the most recent period for which specific market share data is available), we were the 4th largest company based on sales of $7.7 billion, translating to a 6.4% market share. For the year ended December 31, 2019, our market share was 4.8% with sales of $6.8 billion.

According to LIMRA, total fixed-indexed annuity market sales in the United States were $55.5 billion for the year ended December 31, 2020, a 24.5% decrease from the same time period in 2019. For the year ended December 31, 2020 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $5.8 billion, and our market share for the same period was 10.5%. For the year ended December 31, 2019, we were the 2nd largest provider of FIAs based on sales of $6.1 billion, translating to an 8.3% market share.

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

Net Organic Growth Rate

Net organic growth rate is calculated as the net organic flows divided by average net invested assets. Net organic flows are comprised of net organic inflows less net outflows. Organic inflows are the deposits generated from our organic channels, which include retail, flow reinsurance and institutional. Net outflows are total liability outflows, including full and partial withdrawals on our deferred annuities, death benefits, pension risk transfer benefit payments, payments on payout annuities and maturities of our funding agreements, net of outflows attributable to the ACRA noncontrolling interest. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe net organic growth rate provides a meaningful financial metric that enables investors to assess our growth from the channels that provide recurring inflows. Management uses net organic growth rate to monitor our business performance and the underlying profitability drivers of our business.

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended March 31,
(In millions, except per share data and percentages)	2021	2020
Revenues	$4,391	$(1,549)
Benefits and expenses	4,252	(167)
Income (loss) before income taxes	139	(1,382)
Income tax expense (benefit)	62	(166)
Net income (loss)	77	(1,216)
Less: Net loss attributable to noncontrolling interests	(537)	(169)
Net income (loss) attributable to Athene Holding Ltd.	614	(1,047)
Less: Preferred stock dividends	36	18
Net income (loss) available to AHL common shareholders	$578	$(1,065)

Earnings (loss) per common share - basic Class A	$3.02	$(5.81)
Earnings (loss) per common share – diluted Class A1	$2.94	$(5.81)
ROE	12.9%	(36.5)%

[1] Diluted earnings (loss) per common share on a GAAP basis for Class A common shares, including diluted Class A weighted average common shares outstanding, includes for the three months ended March 31, 2020, the dilutive impacts, if any, of Class B common shares and Class M common shares and for both periods any other stock-based awards.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.

Net Income (Loss) Available to AHL Common Shareholders

Net income (loss) available to AHL common shareholders increased by $1.6 billion, or 154%, to $578 million in 2021 from $(1.1) billion in 2020. ROE increased to 12.9% from (36.5)% in 2020. The increase in net income (loss) available to AHL common shareholders was driven by a $5.9 billion increase in revenues and a $368 million decrease in noncontrolling interests, partially offset by an increase of $4.4 billion in benefits and expenses, a $228 million increase in income tax expense, and an $18 million increase in preferred stock dividends.

Revenues

Revenues increased by $5.9 billion to $4.4 billion in 2021 from $(1.5) billion in 2020. The increase was driven by an increase in investment related gains and losses, an increase in premiums and an increase in net investment income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains and (losses) increased by $3.1 billion to $(488) million in 2021 from $(3.6) billion in the prior year, primarily due to the change in fair value of FIA hedging derivatives, the change in fair value of reinsurance assets, the change in provision for credit losses, the change in fair value of trading securities and an increase in equity securities reflecting the prior year decline in financial markets, partially offset by a decrease in realized gains and losses on AFS securities as a result of redeploying the Jackson reinsurance portfolio. The change in fair value of FIA hedging derivatives increased $2.1 billion driven by the favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 5.8% in 2021, compared to a decrease of 20.0% in 2020. The change in fair value of reinsurance assets increased $313 million primarily driven by the change in the value of the underlying assets related to significant credit spread widening in the prior year, partially offset by the increase in US Treasury rates in the current quarter compared to a decrease in the prior year. The favorable change in the provision for credit losses of $276 million was primarily due to the unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19. The favorable change in fair value of trading securities of $154 million was comprised primarily of an increase in CLO equity securities, non-redeemable preferred stock and other trading securities mainly due to credit spread widening in the prior year, partially offset by the change in US Treasury rates.

Premiums increased by $1.9 billion to $3.0 billion in 2021 from $1.1 billion in the prior year, driven by higher PRT premiums compared to prior year.

Net investment income increased by $959 million to $1.7 billion in 2021 from $745 million in the prior year, primarily driven by favorable alternative investment performance, a favorable change in the fair value of our investment in Apollo of $272 million mainly attributable to the change in valuation price compared to prior year and growth in our investment portfolio attributed to strong net flows in during the previous twelve months, partially offset by $69 million of lower floating rate investment income due to the lower interest rate environment.

Benefits and Expenses

Benefits and expenses increased by $4.4 billion to $4.3 billion in 2021 from $(167) million in 2020. The increase was driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and an increase policy and other operating expenses.

Future policy and other policy benefits increased by $2.0 billion to $3.3 billion in 2021 from $1.4 billion in 2020, primarily attributable to higher PRT obligations as well as an increase in the change in rider reserves. The change in rider reserves of $116 million was primarily driven by a favorable net change in FIA derivatives as well as growth in the block of business.

Interest sensitive contract benefits increased by $1.7 billion to $394 million in 2021 from $(1.3) billion in 2020, driven by an increase in FIA fair value embedded derivatives of $1.6 billion and growth in the block of business including the Jackson reinsurance transaction. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 5.8% in 2021, compared to a decrease of 20.0% in 2020, partially offset by a favorable change in discount rates used in our embedded derivative calculations as the current year experienced a larger increase in discount rates compared to 2020.

DAC, DSI and VOBA amortization increased by $651 million to $248 million in 2021 from $(403) million in 2020, primarily due to the favorable changes in investment related gains and losses as a result of a favorable change in fair value of reinsurance assets, net FIA derivatives, and equity markets as well as growth in the block of business.

Policy and other operating expenses increased by $95 million to $283 million in 2021 from $188 million in 2020, primarily driven by the significant growth in the business and the accrual of costs associated with the previously announced merger with Apollo.

Taxes

Income tax expense (benefit) increased by $228 million to $62 million in 2021 from $(166) million in 2020. The income tax expense for 2021 was primarily driven by higher income before tax due to an increase in net investment income and a favorable change in fair value of reinsurance assets.

Our effective tax rate in the first quarter of 2021 was 45% and 12% in 2020. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes. The effective tax rate in 2021 increased significantly as a result of unrealized losses within reinsurance investment portfolios that are not subject to tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noncontrolling Interest

Noncontrolling interest decreased by $368 million to $(537) million in 2021 from $(169) million in 2020, driven by the net loss related to noncontrolling interests in ACRA. The net loss attributable to noncontrolling interests was primarily due to an unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios, magnified by the Jackson reinsurance transaction in the second quarter of 2020.

Preferred Stock Dividends

Preferred stock dividends increased by $18 million to $36 million in 2021 from $18 million in 2020, driven by dividends paid on the preferred stock issued in 2020.

Results of Operations by Segment

The following summarizes our adjusted operating income (loss) available to common shareholders by segment:

	Three months ended March 31,
(In millions, except per share data and percentages)	2021	2020
Net income (loss) available to AHL common shareholders	$578	$(1,065)

Non-operating adjustments
Realized gains on sale of AFS securities	19	12
Unrealized, allowances and other investment gains (losses)	100	(369)
Change in fair value of reinsurance assets	(865)	(1,277)
Offsets to investment gains (losses)	141	495
Investment losses, net of offsets	(605)	(1,139)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	488	65
Integration, restructuring and other non-operating expenses	(45)	(4)
Stock compensation expense	—	(10)
Income tax (expense) benefit – non-operating	(8)	131
Less: Total non-operating adjustments	(170)	(957)
Adjusted operating income (loss) available to common shareholders	$748	$(108)

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$784	$204
Corporate and Other	(36)	(312)
Adjusted operating income (loss) available to common shareholders	$748	$(108)

Adjusted operating earnings (loss) per common share[1]	$3.80	$(0.60)
Adjusted operating ROE	25.3%	(4.4)%
Retirement Services adjusted operating ROE	37.8%	10.6%
[1] Represents Class A common shares outstanding or weighted average common shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including for the three months ended March 31, 2020, the impacts of Class B common shares and Class M common shares and for both periods any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders increased by $856 million, or 793%, to $748 million in 2021 from $(108) million in 2020. Adjusted operating ROE was 25.3%, up from (4.4)% in 2020. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax increased by $636 million, or 485%, to $767 million in 2021 from $131 million in 2020. The increase in adjusted operating income (loss) available to common shareholders was driven by an increase in our Retirement Services segment of $580 million and an increase in our Corporate and Other segment of $276 million.

Our consolidated net investment earned rate was 5.27% in 2021, an increase from 3.87% in 2020, primarily due to the favorable performance in our alternative investment portfolio, partially offset by lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 38.51% in 2021, an increase from (2.58)% in 2020, primarily driven by higher Venerable returns, unfavorable performance in the prior year reflecting the economic downturn from the spread of COVID-19, the sale of AmeriHome, the increase in the market value of our equity position in OneMain and higher MidCap returns. Fixed and other net investment earned rate was 3.57% in 2021, a decrease from 4.20% in 2020, driven by lower floating rate investment income, lower new money rates reflecting the prolonged lower interest rate environment, lower returns on the assets from the Jackson reinsurance transaction and higher levels of cash during the current quarter.

Non-operating Adjustments

Non-operating adjustments increased by $787 million to $(170) million in 2021 from $(957) million in 2020. The increase in non-operating adjustments was primarily driven by the change in fair value of reinsurance assets, the change in net FIA derivatives, and a change in provision for credit losses, partially offset by higher non-operating expenses related to the accrual of costs associated with the previously announced merger with Apollo. The change in fair value of reinsurance assets was favorable by $412 million primarily due to significant credit spread widening in the prior year, partially offset by the increase in US Treasury rates in the current quarter compared to a decrease in the prior year. Net FIA derivatives were favorable by $423 million primarily due to the favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, and a more favorable change in discount rates used in our embedded derivative calculations. The favorable change in provision for credit losses of $277 million (net of noncontrolling interests) was primarily due to the unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19.

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

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $580 million, or 284%, to $784 million in 2021, from $204 million in 2020. Adjusted operating ROE was 37.8%, up from 10.6% in the prior period. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds and higher operating tax expense related to higher taxable earnings in 2021. Net investment earnings increased $751 million primarily driven by favorable alternative investment performance, $32.1 billion of growth in our average net invested assets from prior year attributed to a strong growth in deposits and the Jackson reinsurance transaction, partially offset by lower floating rate income and lower new money rates reflecting the prolonged lower interest rate environment. Cost of funds were $128 million higher primarily related to an increase in cost of crediting as a result of growth in the block of business, including the Jackson reinsurance transaction. Other liability costs were consistent with prior year as higher gross profits were entirely offset by the favorable change in actuarial experience and market impacts.

Net Investment Spread

	Three months ended March 31,
	2021	2020
Net investment earned rate	5.18%	4.04%
Cost of funds	2.70%	3.01%
Net investment spread	2.48%	1.03%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 145 basis points to 2.48% in 2021 from 1.03% in 2020. Net investment earned rate increased 114 basis points due to a a higher alternative net investment earned rate, partially offset by the decline in the fixed and other net investment earned rate. The alternative net investments earned rate increased in 2021 to 42.33% from 0.56% in 2020, driven by higher Venerable returns primarily due to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company, unfavorable performance in the prior year reflecting the economic downturn from the spread of COVID-19, the sale of AmeriHome and higher MidCap returns as a result of a valuation increase in the quarter relating to a capital raise price at a premium compared to a decrease in valuation in the prior year. The fixed and other net investment earned rate decreased in 2021 to 3.57% from 4.20% in 2020, primarily attributed to lower floating rate investment income, lower new money rates reflecting the prolonged lower interest rate environment, lower returns on the assets from the Jackson reinsurance transaction and higher levels of cash during the current quarter.

Cost of funds decreased by 31 basis points to 2.70% in 2021, from 3.01% in 2020, primarily driven by lower other liability costs and cost of crediting. Other liability costs decreased 26 basis points primarily driven by a favorable rider reserve and DAC amortization related to the change in actuarial experience and market impacts, partially offset by higher gross profits, as well as favorable other liability costs from the Jackson reinsurance transaction. Cost of crediting decreased 5 basis points primarily driven by a decrease in floating rate funding agreements, lower rates on recent funding agreement issuances and PRT transactions and slightly favorable deferred annuity rates due to favorable rate actions and lower option costs.

Investment Margin on Deferred Annuities

	Three months ended March 31,
	2021	2020
Net investment earned rate	5.18%	4.04%
Cost of crediting on deferred annuities	1.89%	1.91%
Investment margin on deferred annuities	3.29%	2.13%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, increased by 116 basis points to 3.29% in 2021, from 2.13% in 2020, driven by an increase in the net investment earned rate and a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Adjusted Operating Loss Available to Common Shareholders

Adjusted operating loss available to common shareholders decreased by $276 million to $36 million from $312 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in adjusted operating loss available to common shareholders was primarily driven by a favorable change of $220 million on our investment in Apollo, net of tax, as well as favorable alternative investment performance from an increase in the market value of our equity position in OneMain and higher credit fund income due to the decline in CLO equities in the prior year related to the unfavorable economic conditions. These items were partially offset by higher preferred stock dividends and higher interest expense due to 2020 issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio
We had consolidated investments, including related parties, of $186.0 billion and $182.4 billion as of March 31, 2021 and December 31, 2020, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo, inclusive of base and sub-allocation fees, of $144 million and $128 million, respectively, during the three months ended March 31, 2021 and 2020. The total amounts we have incurred, directly and indirectly, from Apollo and its affiliates were as follows:

	Three months ended March 31,
(In millions)	2021	2020
Investment management agreements[1,2]	$195	$152
Fund investments[3]	61	(18)
Other[4]	11	9
Gross fees	267	143
ACRA noncontrolling interest[5]	25	5
Net fees	$242	$138

[1] Excludes $1 million and $0 million of sub-advisory fees paid to ISG for the benefit of third-party sub-advisors for the three months ended March 31, 2021 and 2020, respectively.
[2] Includes $55 million and $24 million of fees charged by Apollo to third-party cedants for the three months ended March 31, 2021 and 2020, respectively, with respect to assets supporting obligations reinsured to us. Third-party cedants bear legal responsibility for payment of the investment management fees charged; however, we are the beneficiaries of the services performed and the fees ultimately reduce the settlement payments received from such third-party cedants.

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
Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $155.7 billion and $150.2 billion as of March 31, 2021 and December 31, 2020, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$85,524	45.9%	$82,853	45.4%
Trading securities, at fair value	1,979	1.1%	2,093	1.2%
Equity securities	524	0.3%	532	0.3%
Mortgage loans, net of allowances	16,671	8.9%	15,264	8.4%
Investment funds	966	0.5%	803	0.4%
Policy loans	356	0.2%	369	0.2%
Funds withheld at interest	46,024	24.7%	48,612	26.7%
Derivative assets	3,677	2.0%	3,523	1.9%
Short-term investments	125	0.1%	222	0.1%
Other investments, net of allowances	1,722	0.9%	572	0.3%
Total investments	157,568	84.6%	154,843	84.9%
Investments in related parties
AFS securities, at fair value	6,905	3.7%	6,520	3.6%
Trading securities, at fair value	1,710	0.9%	1,529	0.8%
Equity securities, at fair value	114	0.1%	72	—%
Mortgage loans, net of allowances	714	0.4%	674	0.4%
Investment funds	5,899	3.2%	5,284	2.9%
Funds withheld at interest	12,572	6.8%	13,030	7.1%
Other investments, net of allowances	469	0.3%	469	0.3%
Total related party investments	28,383	15.4%	27,578	15.1%
Total investments including related party	$185,951	100.0%	$182,421	100.0%

The increase in our total investments, including related party, as of March 31, 2021 of $3.5 billion compared to December 31, 2020 was primarily driven by growth from gross organic deposits of $8.2 billion in excess of liability outflows of $3.5 billion, the deployment of higher cash balances in the prior year and an increase in the market valuation of several investment funds. These increases were partially offset by unrealized losses on AFS securities in the three months ended March 31, 2021 of $3.4 billion and funds withheld at interest portfolios, both of which were attributed to an increase in US Treasury rates, partially offset by the tightening of credit spreads.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of March 31, 2021, these investments totaled $28.4 billion, or 13.8% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including PK AirFinance, MidCap and, until its sale in April 2021, AmeriHome. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies, investments in Apollo managed funds and our investment in Apollo. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$12,572	6.1%	$13,030	6.4%
Securitizations of unaffiliated assets where Apollo is manager	8,747	4.3%	8,156	4.0%
Investments in Apollo funds	2,378	1.2%	2,071	1.0%
Strategic investments in Apollo direct origination platforms	1,868	0.9%	1,664	0.8%
Strategic investment in Apollo	1,281	0.6%	1,324	0.7%
Strategic investments in insurance companies	1,497	0.7%	1,314	0.6%
Other	40	—%	19	—%
Total related party investments	$28,383	13.8%	$27,578	13.5%

As of March 31, 2021, the majority of the related party investments, or 10.4% of our total assets, were related to the Venerable reinsurance portfolio and securities for which Apollo is the manager of the securitization vehicle, but the underlying collateral, borrower or other credit party is unaffiliated with us. Approximately 3.4% of total assets were comprised of strategic investments in affiliated companies or Apollo funds. The related party net invested assets, which look through to the underlying assets of the funds withheld and modco reinsurance portfolios’ investments, were $21.4 billion, or 13.7% of our total net invested assets as of March 31, 2021. Approximately 8.4% of net invested assets were comprised of securitizations where Apollo was the manager of the securitization vehicle but the underlying collateral, borrower or other credit party is unaffiliated with us, while 5.3% was comprised of strategic investments in affiliated companies or Apollo funds.

AFS Securities

We invest in AFS securities with the intent to hold investments to maturity. In selecting investments we attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$375	$—	$1	$(25)	$351	0.4%
US state, municipal and political subdivisions	898	—	115	(7)	1,006	1.1%
Foreign governments	373	—	18	(9)	382	0.4%
Corporate	55,922	(8)	3,750	(816)	58,848	63.7%
CLO	11,299	—	94	(121)	11,272	12.2%
ABS	4,761	(11)	152	(70)	4,832	5.2%
CMBS	2,218	(14)	66	(64)	2,206	2.4%
RMBS	6,344	(78)	383	(22)	6,627	7.2%
Total AFS securities	82,190	(111)	4,579	(1,134)	85,524	92.6%
AFS securities – related party
Corporate	213	—	8	—	221	0.2%
CLO	1,864	—	13	(8)	1,869	2.0%
ABS	4,777	—	78	(40)	4,815	5.2%
Total AFS securities – related party	6,854	—	99	(48)	6,905	7.4%
Total AFS securities including related party	$89,044	$(111)	$4,678	$(1,182)	$92,429	100.0%

	December 31, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351	0.4%
US state, municipal and political subdivisions	864	—	169	—	1,033	1.2%
Foreign governments	330	—	38	—	368	0.4%
Corporate	51,934	(6)	6,368	(116)	58,180	65.1%
CLO	9,631	(1)	145	(206)	9,569	10.7%
ABS	4,259	(6)	140	(123)	4,270	4.8%
CMBS	2,165	(10)	85	(71)	2,169	2.4%
RMBS	6,568	(80)	447	(22)	6,913	7.7%
Total AFS securities	76,100	(103)	7,395	(539)	82,853	92.7%
AFS securities – related party
Corporate	213	—	2	—	215	0.2%
CLO	1,511	(1)	23	(13)	1,520	1.7%
ABS	4,720	—	95	(30)	4,785	5.4%
Total AFS securities – related party	6,444	(1)	120	(43)	6,520	7.3%
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$20,522	22.2%	$20,637	23.1%
Financial	18,578	20.1%	17,759	19.9%
Utilities	13,351	14.4%	13,471	15.1%
Communication	3,295	3.6%	3,155	3.5%
Transportation	3,323	3.6%	3,373	3.8%
Total corporate	59,069	63.9%	58,395	65.4%
Other government-related securities
US state, municipal and political subdivisions	1,006	1.1%	1,033	1.2%
Foreign governments	382	0.4%	368	0.4%
US government and agencies	351	0.4%	351	0.4%
Total non-structured securities	60,808	65.8%	60,147	67.4%
Structured securities
CLO	13,141	14.2%	11,089	12.4%
ABS	9,647	10.4%	9,055	10.1%
CMBS	2,206	2.4%	2,169	2.4%
RMBS
Agency	27	—%	29	—%
Non-agency	6,600	7.2%	6,884	7.7%
Total structured securities	31,621	34.2%	29,226	32.6%
Total AFS securities including related party	$92,429	100.0%	$89,373	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $92.4 billion and $89.4 billion as of March 31, 2021 and December 31, 2020, respectively. The increase was mainly driven by strong growth from organic deposits in excess of liability outflows and the deployment of higher cash balances in the prior year, partially offset by unrealized losses on AFS securities in the three months ended March 31, 2021 of $3.4 billion. The decrease in unrealized gains and losses was attributed to an increase in US Treasury rates, partially offset by a tightening of credit spreads.

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
1 As of December 31, 2020, the NAIC had introduced 20 NAIC designation modifiers that will be applied to each NAIC designation to determine a security’s NAIC designation category (i.e., NAIC 1.A through 1.G, NAIC 2.A through 2.C, NAIC 3.A through 3.C, NAIC 4.A through 4.C, NAIC 5.A through 5.C and NAIC 6). The NAIC intends to eventually assign unique risk-based capital charges to each NAIC designation category; however, as of March 31, 2021, risk-based capital charges remained unchanged regardless of NAIC designation category assigned (i.e., all securities assigned to an NAIC 1 designation category will receive the same risk-based capital charge as of March 31, 2021).

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$40,955	$42,552	46.0%	$38,171	$41,532	46.5%
2	41,753	43,557	47.1%	38,231	41,704	46.7%
Total investment grade	82,708	86,109	93.1%	76,402	83,236	93.2%
3	4,971	5,025	5.4%	4,777	4,853	5.4%
4	1,111	1,069	1.2%	1,191	1,145	1.3%
5	183	154	0.2%	149	114	0.1%
6	71	72	0.1%	25	25	—%
Total below investment grade	6,336	6,320	6.9%	6,142	6,137	6.8%
Total AFS securities including related party	$89,044	$92,429	100.0%	$82,544	$89,373	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 93.1% and 93.2% as of March 31, 2021 and December 31, 2020, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$34,931	37.8%	$33,553	37.5%
BBB	37,032	40.1%	34,404	38.5%
Non-rated[1]	11,695	12.7%	12,732	14.3%
Total investment grade	83,658	90.6%	80,689	90.3%
BB	4,273	4.6%	4,020	4.5%
B	1,061	1.1%	1,030	1.2%
CCC	1,564	1.7%	1,557	1.7%
CC and lower	847	0.9%	973	1.1%
Non-rated[1]	1,026	1.1%	1,104	1.2%
Total below investment grade	8,771	9.4%	8,684	9.7%
Total AFS securities including related party	$92,429	100.0%	$89,373	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 9.4% and 9.7% as of March 31, 2021 and December 31, 2020, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of March 31, 2021 and December 31, 2020, non-rated securities were comprised of 58% and 54%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 19% and 18%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of each of March 31, 2021 and December 31, 2020, 92% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $9.6 billion and $9.1 billion as of March 31, 2021 and December 31, 2020, respectively. The increase in our ABS portfolio was primarily driven by the deployment of strong inflows. As of March 31, 2021 and December 31, 2020, our ABS portfolio included $8.4 billion (87% of the total) and $8.1 billion (89% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $8.3 billion (86% of the total) and $8.0 billion (88% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $13.1 billion and $11.1 billion as of March 31, 2021 and December 31, 2020, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$8,391	63.9%	$6,786	61.2%
2	4,380	33.3%	3,934	35.5%
Total investment grade	12,771	97.2%	10,720	96.7%
3	358	2.7%	356	3.2%
4	8	0.1%	9	0.1%
5	4	—%	4	—%
6	—	—%	—	—%
Total below investment grade	370	2.8%	369	3.3%
Total AFS CLO including related party	$13,141	100.0%	$11,089	100.0%

NRSRO rating agency designation
AAA/AA/A	$8,387	63.8%	$6,781	61.2%
BBB	4,364	33.2%	3,930	35.4%
Non-rated	17	0.1%	9	0.1%
Total investment grade	12,768	97.1%	10,720	96.7%
BB	362	2.8%	356	3.2%
B	7	0.1%	9	0.1%
CCC	4	—%	4	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	373	2.9%	369	3.3%
Total AFS CLO including related party	$13,141	100.0%	$11,089	100.0%

As of March 31, 2021 and December 31, 2020, a substantial majority of our AFS CLO portfolio, 97.2% and 96.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology and based on NRSRO ratings. The increase in our CLO portfolio was mainly driven by the deployment of strong inflows in the current quarter.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.2 billion as of each of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, our CMBS portfolio included $1.6 billion (71% of the total) and $1.6 billion (72% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.6 billion (74% of the total) and $1.6 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.6 billion and $6.9 billion as of March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$5,870	88.6%	$6,196	89.6%
2	275	4.1%	232	3.4%
Total investment grade	6,145	92.7%	6,428	93.0%
3	283	4.3%	323	4.7%
4	109	1.6%	120	1.7%
5	40	0.6%	37	0.5%
6	50	0.8%	5	0.1%
Total below investment grade	482	7.3%	485	7.0%
Total AFS RMBS	$6,627	100.0%	$6,913	100.0%

NRSRO rating agency designation
AAA/AA/A	$827	12.5%	$872	12.6%
BBB	609	9.2%	635	9.2%
Non-rated[1]	2,125	32.0%	2,187	31.6%
Total investment grade	3,561	53.7%	3,694	53.4%
BB	215	3.2%	233	3.4%
B	243	3.7%	261	3.8%
CCC	1,484	22.4%	1,509	21.8%
CC and lower	847	12.8%	971	14.1%
Non-rated[1]	277	4.2%	245	3.5%
Total below investment grade	3,066	46.3%	3,219	46.6%
Total AFS RMBS	$6,627	100.0%	$6,913	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 92.7% and 93.0% as of March 31, 2021 and December 31, 2020, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of March 31, 2021 and December 31, 2020, NRSRO characterized 53.7% and 53.4%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until sale or maturity, and believe the securities will recover the amortized cost basis prior to sale or maturity. As of March 31, 2021, our AFS securities, including related party, had a fair value of $92.4 billion, which was 3.8% above amortized cost of $89.0 billion. As of December 31, 2020, our AFS securities, including related party, had a fair value of $89.4 billion, which was 8.3% above amortized cost of $82.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	March 31, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$12,653	$(425)	$12,228	96.6%	$42,552	(1.0)%
2	13,854	(520)	13,334	96.2%	43,557	(1.2)%
Total investment grade	26,507	(945)	25,562	96.4%	86,109	(1.1)%
3	2,105	(87)	2,018	95.9%	5,025	(1.7)%
4	572	(57)	515	90.0%	1,069	(5.3)%
5	92	(13)	79	85.9%	154	(8.4)%
6	50	(1)	49	98.0%	72	(1.4)%
Total below investment grade	2,819	(158)	2,661	94.4%	6,320	(2.5)%
Total	$29,326	$(1,103)	$28,223	96.2%	$92,429	(1.2)%

	December 31, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,010	$(129)	$4,881	97.4%	$41,532	(0.3)%
2	4,732	(168)	4,564	96.4%	41,704	(0.4)%
Total investment grade	9,742	(297)	9,445	97.0%	83,236	(0.4)%
3	1,646	(119)	1,527	92.8%	4,853	(2.5)%
4	563	(61)	502	89.2%	1,145	(5.3)%
5	54	(11)	43	79.6%	114	(9.6)%
6	1	—	1	100.0%	25	—%
Total below investment grade	2,264	(191)	2,073	91.6%	6,137	(3.1)%
Total	$12,006	$(488)	$11,518	95.9%	$89,373	(0.5)%

The gross unrealized losses on AFS securities, including related parties, were $1.1 billion and $488 million as of March 31, 2021 and December 31, 2020, respectively. The increase in unrealized losses was driven by the increase in US Treasury rates, partially offset by credit spreads tightening during the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020, we held $6.3 billion and $6.9 billion, respectively, in energy sector fixed maturity securities, or 7% and 8%, respectively, of the total fixed maturity securities, including related parties. The gross unrealized capital losses on these securities were $73 million and $28 million, or 7% and 6% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

As of March 31, 2021 and December 31, 2020, we held an allowance for credit losses on AFS securities of $111 million and $104 million, respectively. During the three months ended March 31, 2021, we recorded a change in provision for credit losses on AFS securities of $7 million, of which $9 million had an income statement impact and ($2) million related to PCD securities. During the three months ended March 31, 2020, we recorded a change in provision of $61 million, of which all $61 million had an income statement impact, primarily driven by an increase in RMBS and corporate allowances. The intent-to-sell impairments for the three months ended March 31, 2021 and the three months ended March 31, 2020 were $0 million and $13 million, respectively. The decrease was primarily related to improved economic conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of March 31, 2021 and December 31, 2020, 35% and 34% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	March 31, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$2,907	$2,972	9.2%	$2,407	$2,597	8.6%
Italy	6	8	—%	6	8	—%
Spain	51	57	0.2%	51	59	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	2,964	3,037	9.4%	2,464	2,664	8.8%
Other Europe	8,211	8,684	27.1%	7,991	8,925	29.6%
Total Europe	11,175	11,721	36.5%	10,455	11,589	38.4%
Non-US North America	14,863	15,006	46.8%	13,188	13,335	44.3%
Australia & New Zealand	2,084	2,205	6.9%	1,925	2,143	7.1%
Central & South America	692	707	2.2%	620	666	2.2%
Africa & Middle East	1,630	1,641	5.1%	1,599	1,680	5.6%
Asia/Pacific	804	810	2.5%	661	712	2.4%
Supranational	1	1	—%	1	1	—%
Total	$31,249	$32,091	100.0%	$28,449	$30,126	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 95.4% and 94.8% of these securities are investment grade by NAIC designation as of March 31, 2021 and December 31, 2020. As of March 31, 2021, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $3.0 billion and $2.7 billion of exposure in these countries as of March 31, 2021 and December 31, 2020, respectively. A significant majority of these assets relate to Ireland and are primarily made up of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of March 31, 2021, we held United Kingdom and Channel Islands AFS securities of $3.6 billion, or 3.9% of our AFS securities, including related parties. As of March 31, 2021, these securities were in a net unrealized gain position of $170 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $3.7 billion and $3.6 billion as of March 31, 2021 and December 31, 2020. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, MidCap profit participating notes, structured securities with embedded derivatives and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$3,817	21.9%	$3,589	22.5%
Retail	2,100	12.1%	2,083	13.1%
Apartment	2,770	15.9%	2,441	15.3%
Hotels	1,334	7.7%	1,294	8.1%
Industrial	1,801	10.4%	1,362	8.5%
Other commercial[1]	674	3.9%	679	4.3%
Total net commercial mortgage loans	12,496	71.9%	11,448	71.8%
Residential loans	4,889	28.1%	4,490	28.2%
Total mortgage loans, net of allowances	$17,385	100.0%	$15,938	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $17.4 billion and $15.9 billion as of March 31, 2021 and December 31, 2020, respectively. This included $1.9 billion of mezzanine mortgage loans as of March 31, 2021 and December 31, 2020, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2021 and December 31, 2020, we had $227 million and $128 million, respectively, of mortgage loans that were 90 days past due, of which $43 million and $38 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of March 31, 2021, we had a valuation allowance of $250 million comprised of $172 million of CML and $78 million of RML allowances. As of December 31, 2020, we had a valuation allowance of $246 million comprised of $167 million of CML and $79 million of RML allowances. During the three months ended March 31, 2021, we recorded a change in provision for credit losses on CMLs of $5 million and RMLs of $(7) million. During the three months ended March 31, 2020, we recorded a change in provision for credit losses on CMLs of $166 million and RMLs of $37 million. The decrease in provision for credit losses was primarily a result of the continued recovery from the economic downturn experienced in the prior year quarter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$462	6.7%	$348	5.7%
Credit funds	122	1.8%	107	1.8%
Private equity	300	4.4%	267	4.4%
Real assets	82	1.2%	81	1.3%
Total investment funds	966	14.1%	803	13.2%
Investment funds – related parties
Differentiated investments
AmeriHome	583	8.5%	444	7.3%
Catalina	344	5.0%	334	5.5%
Athora	689	10.0%	709	11.6%
Venerable	316	4.6%	123	2.0%
Other	308	4.5%	279	4.6%
Total differentiated investments	2,240	32.6%	1,889	31.0%
Real estate	942	13.7%	828	13.5%
Credit funds	398	5.8%	375	6.2%
Private equity	689	10.0%	473	7.8%
Real assets	139	2.0%	172	2.8%
Natural resources	110	1.6%	113	1.9%
Public equities	100	1.5%	110	1.8%
Investment in Apollo	1,281	18.7%	1,324	21.8%
Total investment funds – related parties	5,899	85.9%	5,284	86.8%
Total investment funds including related parties	$6,865	100.0%	$6,087	100.0%

Overall, the total investment funds, including related party, were $6.9 billion and $6.1 billion, respectively, as of March 31, 2021 and December 31, 2020. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by an increase in the valuations of Venerable and AmeriHome.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of March 31, 2021, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US state, municipal and political subdivisions	$462	0.8%	$513	0.8%
Foreign governments	279	0.5%	301	0.5%
Corporate	30,372	51.8%	34,057	55.2%
CLO	5,912	10.1%	5,912	9.6%
ABS	5,887	10.1%	5,212	8.5%
CMBS	2,317	4.0%	2,374	3.8%
RMBS	2,077	3.5%	2,270	3.7%
Equity securities	142	0.2%	119	0.2%
Mortgage loans	9,068	15.5%	8,201	13.3%
Investment funds	1,522	2.6%	1,155	1.9%
Derivative assets	222	0.4%	200	0.3%
Short-term investments	226	0.4%	608	1.0%
Other investments	15	—%	15	—%
Cash and cash equivalents	594	1.0%	906	1.5%
Other assets and liabilities	(499)	(0.9)%	(201)	(0.3)%
Total funds withheld at interest including related party	$58,596	100.0%	$61,642	100.0%

As of March 31, 2021 and December 31, 2020, we held $58.6 billion and $61.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 93.6% and 94.1% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2021 and December 31, 2020, respectively. The decrease in funds withheld at interest, including related party, was primarily driven by unrealized losses in the three months ended March 31, 2021 attributed to an increase in US Treasury rates, partially offset by the tightening of credit spreads.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$74,549	47.9%	$71,040	47.3%
CLO	15,835	10.2%	14,609	9.7%
Credit	90,384	58.1%	85,649	57.0%
RMBS	7,968	5.1%	8,337	5.6%
CML	18,113	11.6%	16,778	11.2%
RML	5,229	3.4%	4,774	3.2%
CMBS	3,271	2.1%	3,227	2.1%
Real estate	34,581	22.2%	33,116	22.1%
ABS	14,061	9.0%	13,137	8.7%
Alternative investments	8,004	5.1%	6,793	4.5%
State, municipal, political subdivisions and foreign government	2,153	1.5%	2,136	1.4%
Equity securities	494	0.3%	478	0.3%
Short-term investments	227	0.1%	479	0.3%
US government and agencies	242	0.2%	206	0.2%
Other investments	25,181	16.2%	23,229	15.4%
Cash and equivalents	2,844	1.8%	5,417	3.6%
Policy loans and other	1,432	0.9%	1,455	1.0%
Net invested assets excluding investment in Apollo	154,422	99.2%	148,866	99.1%
Investment in Apollo	1,281	0.8%	1,324	0.9%
Net invested assets	$155,703	100.0%	$150,190	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $155.7 billion and $150.2 billion as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, our net invested assets were mainly comprised of 47.9% of corporate securities, 26.4% of structured securities, 15.0% of mortgage loans and 5.1% of alternative investments. Corporate securities included $18.9 billion of private placements, which represented 12.1% of our net invested assets. The increase in net invested assets as of March 31, 2021 from December 31, 2020 was primarily driven by growth from net organic inflows over liability outflows and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	March 31, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
AmeriHome	$720	9.0%	$546	8.0%
MidCap	650	8.1%	611	9.0%
Catalina	344	4.3%	334	4.9%
Venerable	316	3.9%	123	1.8%
Other	373	4.6%	339	5.0%
Total differentiated investments	2,403	29.9%	1,953	28.7%
Real estate	1,687	21.1%	1,537	22.6%
Credit	1,055	13.2%	941	13.9%
Private equity	1,311	16.4%	831	12.2%
Real assets	307	3.8%	296	4.4%
Natural resources	67	0.8%	60	0.9%
Total Retirement Services alternative investments	6,830	85.2%	5,618	82.7%
Corporate and Other
Athora	669	8.4%	661	9.7%
Credit	110	1.4%	93	1.4%
Natural resources	222	2.8%	238	3.5%
Equities[1]	173	2.2%	183	2.7%
Total Corporate and Other alternative investments	1,174	14.8%	1,175	17.3%
Net alternative investments	$8,004	100.0%	$6,793	100.0%

1 As of March 31, 2021 and December 31, 2020, equities includes our private equity investment in Jackson and a public equity position in OneMain Holdings, Inc. (ticker: OMF).

Net alternative investments were $8.0 billion and $6.8 billion as of March 31, 2021 and December 31, 2020, respectively, representing 5.1% and 4.5% of our net invested assets portfolio as of March 31, 2021 and December 31, 2020, respectively. The increase in net alternative investments was primarily driven by an increase in the valuations of Venerable, AmeriHome and MidCap and an increase in CLO equities due to the tightening of credit spreads.

Net alternative investments do not correspond to the total investment funds, including related parties, on our condensed consolidated balance sheets. As discussed above in the net invested assets section, we adjust the GAAP presentation for funds withheld, modco and VIEs. The investment in Apollo is excluded from our alternative investments, while we include CLO and ABS equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

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

Our alternative investment in MidCap had a carrying value of $650 million and $611 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, this alternative investment is comprised of our investment in MidCap, of $573 million and $534 million, respectively, and redeemable preferred stock of $77 million and $77 million, respectively. MidCap returned a net investment earned rate of 37.48% and (16.06)% for the three months ended March 31, 2021 and 2020, respectively. Alternative investment income (loss) from MidCap was $52 million and $(21) million for the three months ended March 31, 2021 and 2020, respectively. The increase in alternative investment income for the three months ended March 31, 2021 compared to 2020 was primarily due to a valuation increase in the current quarter driven by an increase in valuation associated with a capital raise priced at a slight premium and the decrease in valuation in the prior year reflecting an increase in loan loss assumptions and lower origination volumes due to the economic environment. The redeemable preferred stock returned a net investment earned rate of 26.83% and 0.00% for the three months ended March 31, 2021 and 2020, respectively. Alternative investment income from the redeemable preferred stock was $5 million and $0 million for the three months ended March 31, 2021 and 2020, respectively. The increase in alternative investment income for the three months ended March 31, 2021 compared to 2020 was primarily driven by an initial investment in the redeemable preferred stock in the second quarter of 2020 and favorable profit interests.

AmeriHome

Our equity investment in AmeriHome was held indirectly through A-A Mortgage, of which AmeriHome was the fund’s only investment. AmeriHome is a mortgage origination platform and an aggregator of mortgage servicing rights. AmeriHome acquires mortgage loans from retail originators and re-sells the loans to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and other investors. AmeriHome retains the mortgage servicing rights on the loans that it sells and employs a subservicer to perform servicing operations, including payment collection. AmeriHome’s earnings are primarily driven by two sources: gains or losses on the sale of mortgage loans and the difference between the fee that it charges for mortgage servicing and the fee charged by the subservicer. As a result, AmeriHome’s financial results are influenced by interest rates and related housing demand. AmeriHome is primarily exposed to credit risk related to the accuracy of the representations and warranties in the loans that AmeriHome acquires and prepayment risk, which prematurely terminates fees related to mortgage servicing.

On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation and the transaction closed on April 7, 2021. Our alternative investment in A-A Mortgage had a carrying value of $720 million and $546 million as of March 31, 2021 and December 31, 2020, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and the fair value of AmeriHome. A-A Mortgage returned a net investment earned rate of 109.67% and 16.93% for the three months ended March 31, 2021 and 2020, respectively. Alternative investment income from A-A Mortgage was $174 million and $26 million for the three months ended March 31, 2021 and 2020, respectively. The increase in alternative investment income for the three months ended March 31, 2021 compared to 2020 was primarily due to an increase in valuation resulting from the April sale reflecting a premium of the platform sale, net of carry and transaction expenses.

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

Our alternative investment in Athora had a carrying value of $669 million and $661 million as of March 31, 2021 and December 31, 2020, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 4.36% and 0.00% for the three months ended March 31, 2021 and 2020, respectively. Alternative investment income from Athora was $8 million and $0 million for the three months ended March 31, 2021 and 2020, respectively. The increase in alternative investment income for the three months ended March 31, 2021 compared to 2020 was primarily due to a slight share price increase in the current quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Public Equity

We indirectly hold a public equity position in OneMain through our equity investment in an alternative investment. Although the net invested asset value of the security is minor, it has resulted in volatility in our statements of income in recent periods. As of March 31, 2021 and December 31, 2020, we indirectly held approximately 2.4 million and 2.8 million shares of OneMain with a market value of $100 million and $110 million, respectively. Alternative investment income (loss) from OneMain was $24 million and $(57) million for the three months ended March 31, 2021 and 2020, respectively. The increase in alternative investment income for the three months ended March 31, 2021 compared to 2020 was primarily due to an increase in share price in the current quarter compared to a decline in share price in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income (loss) available to common shareholders is included in the Consolidated Results of Operations section.

The reconciliation of basic earnings per Class A common share to adjusted operating earnings per common share is as follows:

	Three months ended March 31,
	2021	2020
Basic earnings (loss) per share – Class A common shares	$3.02	$(5.81)
Non-operating adjustments
Realized net gains on sale of AFS securities	0.10	0.07
Unrealized, allowances and other investment gains (losses)	0.50	(2.03)
Change in fair value of reinsurance assets	(4.40)	(7.04)
Offsets to investment gains (losses)	0.72	2.73
Investment gains (losses), net of offsets	(3.08)	(6.27)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	2.48	0.36
Integration, restructuring and other non-operating expenses	(0.22)	(0.03)
Stock compensation expense	—	(0.05)
Income tax (expense) benefit – non-operating	(0.04)	0.72
Less: Total non-operating adjustments	(0.86)	(5.27)
Less: Effect of items convertible to or settled in Class A common shares	0.08	0.06
Adjusted operating earnings (loss) per common share	$3.80	$(0.60)

The reconciliation of basic weighted average common shares outstanding - Class A to weighted average common shares outstanding - adjusted operating, which is included in adjusted operating earnings per common share, is as follows:

	Three months ended March 31,
(In millions)	2021	2020
Basic weighted average common shares outstanding – Class A	191.3	161.4
Conversion of Class B common shares to Class A common shares	—	16.9
Conversion of Class M common shares to Class A common shares	—	3.2
Effect of other stock compensation plans	5.5	—
Weighted average common shares outstanding – adjusted operating	196.8	181.5

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

(In millions)	March 31, 2021	December 31, 2020
Total AHL shareholders’ equity	$17,291	$18,657
Less: Preferred stock	2,312	2,312
Total AHL common shareholders’ equity	14,979	16,345
Less: AOCI	2,021	3,971
Less: Accumulated change in fair value of reinsurance assets	488	1,142
Total adjusted AHL common shareholders’ equity	$12,470	$11,232

Segment adjusted AHL common shareholders’ equity
Retirement Services	$8,870	$7,732
Corporate and Other	3,600	3,500
Total adjusted AHL common shareholders’ equity	$12,470	$11,232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Three months ended March 31,
(In millions)	2021	2020
Average AHL shareholders’ equity	$17,974	$11,666
Less: Average preferred stock	2,312	1,172
Less: Average AOCI	2,996	554
Less: Average accumulated change in fair value of reinsurance assets	815	169
Average adjusted AHL common shareholders’ equity	$11,851	$9,771

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$8,301	$7,722
Corporate and Other	3,550	2,049
Average adjusted AHL common shareholders’ equity	$11,851	$9,771

The reconciliation of Class A common shares outstanding to adjusted operating common shares outstanding, which is included in adjusted book value per common share, is as follows:

(In millions)	March 31, 2021	December 31, 2020
Class A common shares outstanding	191.4	191.2
Effect of other stock compensation plans	6.9	6.0
Adjusted operating common shares outstanding	198.3	197.2

The reconciliation of book value per common share to adjusted book value per common share is as follows:

	March 31, 2021	December 31, 2020
Book value per common share	$78.25	$85.51
AOCI	(10.56)	(20.77)
Accumulated change in fair value of reinsurance assets	(2.55)	(5.98)
Effect of items convertible to or settled in Class A common shares	(2.26)	(1.81)
Adjusted book value per common share	$62.88	$56.95

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2021		2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,704	4.49%	$745	2.51%
Change in fair value of reinsurance assets	366	0.97%	270	0.90%
Alternative gains (losses)	69	0.18%	(101)	(0.34)%
ACRA noncontrolling interest	(198)	(0.52)%	(72)	(0.24)%
Apollo investment loss	25	0.07%	297	1.00%
Held for trading amortization and other	32	0.08%	12	0.04%
Total adjustments to arrive at net investment earnings/earned rate	294	0.78%	406	1.36%
Total net investment earnings/earned rate	$1,998	5.27%	$1,151	3.87%

Retirement Services	$1,935	5.18%	$1,184	4.04%
Corporate and Other	63	11.22%	(33)	(8.14)%
Total net investment earnings/earned rate	$1,998	5.27%	$1,151	3.87%

Retirement Services average net invested assets	$149,397		$117,295
Corporate and Other average net invested assets ex. Apollo investment	2,247		1,624
Consolidated average net invested assets ex. Apollo investment	$151,644		$118,919

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended March 31,
	2021		2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$394	1.05%	$(1,319)	(4.50)%
Interest credited other than deferred annuities and institutional products	97	0.26%	63	0.21%
FIA option costs	279	0.75%	266	0.91%
Product charges (strategy fees)	(38)	(0.10)%	(32)	(0.11)%
Reinsurance embedded derivative impacts	14	0.04%	14	0.05%
Change in fair value of embedded derivatives – FIAs	43	0.11%	1,504	5.13%
Negative VOBA amortization	3	0.01%	7	0.02%
ACRA noncontrolling interest	(128)	(0.34)%	38	0.13%
Other changes in interest sensitive contract liabilities	4	0.01%	(1)	0.00%
Total adjustments to arrive at cost of crediting	274	0.74%	1,859	6.34%
Retirement Services cost of crediting	$668	1.79%	$540	1.84%

Retirement Services cost of crediting on deferred annuities	$493	1.89%	$422	1.91%
Retirement Services cost of crediting on institutional products	175	2.59%	118	3.31%
Retirement Services cost of crediting	$668	1.79%	$540	1.84%

Retirement Services average net invested assets	$149,397		$117,295
Average account value on deferred annuities	104,310		88,119
Average net institutional reserve liabilities	27,028		14,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended March 31,
(In millions)	2021	2020
GAAP benefits and expenses	$4,252	$(167)
Premiums	(3,011)	(1,140)
Product charges	(150)	(140)
Other revenues	(14)	2
Cost of crediting	(375)	(259)
Change in fair value of embedded derivatives – FIA, net of offsets	(298)	1,456
DAC, DSI and VOBA amortization related to investment gains and losses	139	425
Rider reserves related to investment gains and losses	21	76
Policy and other operating expenses, excluding policy acquisition expenses	(201)	(117)
AmerUs closed block fair value liability	93	45
ACRA noncontrolling interest	(107)	165
Other changes in benefits and expenses	(7)	(4)
Total adjustments to arrive at other liability costs	(3,910)	509
Other liability costs	$342	$342

Retirement Services	$342	$342
Corporate and Other	—	—
Consolidated other liability costs	$342	$342

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended March 31,
(In millions)	2021	2020
GAAP policy and other operating expenses	$283	$188
Interest expense	(32)	(20)
Policy acquisition expenses, net of deferrals	(82)	(71)
Integration, restructuring and other non-operating expenses	(45)	(4)
Stock compensation expenses	—	(10)
ACRA noncontrolling interest	(21)	(4)
Other changes in policy and other operating expenses	(5)	—
Total adjustments to arrive at operating expenses	(185)	(109)
Operating expenses	$98	$79

Retirement Services	$78	$68
Corporate and Other	20	11
Consolidated operating expenses	$98	$79

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	March 31, 2021	December 31, 2020
Total investments, including related parties	$185,951	$182,421
Derivative assets	(3,677)	(3,523)
Cash and cash equivalents (including restricted cash)	6,973	8,442
Accrued investment income	968	905
Payables for collateral on derivatives	(3,353)	(3,203)
Reinsurance funds withheld and modified coinsurance	(572)	(2,459)
VIE and VOE assets, liabilities and noncontrolling interest	(70)	(136)
Unrealized (gains) losses	(3,685)	(7,275)
Ceded policy loans	(199)	(204)
Net investment receivables (payables)	(402)	99
Allowance for credit losses	362	357
Total adjustments to arrive at gross invested assets	(3,655)	(6,997)
Gross invested assets	182,296	175,424
ACRA noncontrolling interest	(26,593)	(25,234)
Net invested assets	$155,703	$150,190

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

(In millions)	March 31, 2021	December 31, 2020
Investment funds, including related parties	$6,865	$6,087
Equity securities	217	165
CLO and ABS equities included in trading securities	1,042	971
Investment in Apollo	(1,281)	(1,324)
Investment funds within funds withheld at interest	1,522	1,155
Royalties and other assets included in other investments	140	66
Unrealized (gains) losses and other adjustments	(24)	(44)
ACRA noncontrolling interest	(477)	(283)
Total adjustments to arrive at alternative investments	1,139	706
Net alternative investments	$8,004	$6,793

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	March 31, 2021	December 31, 2020
Total liabilities	$187,334	$182,631
Long-term debt	(1,977)	(1,976)
Derivative liabilities	(288)	(298)
Payables for collateral on derivatives	(3,353)	(3,203)
Funds withheld liability	(422)	(452)
Other liabilities	(2,436)	(2,040)
Reinsurance ceded receivables	(4,690)	(4,848)
Policy loans ceded	(199)	(204)
ACRA noncontrolling interest	(25,625)	(24,618)
Other	(5)	(3)
Total adjustments to arrive at net reserve liabilities	(38,995)	(37,642)
Net reserve liabilities	$148,339	$144,989

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of March 31, 2021 was $73.2 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of March 31, 2021 was $34.3 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of March 31, 2021 and had a remaining term of more than three years, subject to up to two one-year extensions. We also have access to a $1.0 billion committed repurchase facility. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of March 31, 2021 and December 31, 2020, approximately 75% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2021 and December 31, 2020, approximately 56% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Although interest rates rose during the three months ended March 31, 2021, given the sharp decline in interest rates that occurred during 2020, our MVAs may reduce the surrender charge otherwise required to be paid upon early withdrawal. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2021 and December 31, 2020, we had $0 million of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of each of March 31, 2021 and December 31, 2020, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $2.0 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2021, the total maximum borrowings under the FHLB facilities were limited to $33.3 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of March 31, 2021 we had the ability to draw up to a total of approximately $3.7 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AADE’s and/or AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

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

As of March 31, 2021, the fair value of securities and collateral held by counterparties and payables for repurchase agreements was $603 million and $599 million, respectively.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a 41 basis points per annum commitment fee. As of March 31, 2021, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2021	2020
Net income (loss)	$77	$(1,216)
Non-cash revenues and expenses	1,549	1,987
Net cash provided by operating activities	1,626	771
Sales, maturities and repayments of investments	5,230	6,214
Purchases of investments	(12,570)	(6,476)
Other investing activities	457	(116)
Net cash used in investing activities	(6,883)	(378)
Issuance of common stock	1	350
Net proceeds and repayments of debt	—	(75)
Inflows on investment-type policies and contracts	5,162	2,838
Withdrawals on investment-type policies and contracts	(1,684)	(1,633)
Net capital contributions and distributions to/from noncontrolling interests	235	194
Net change in cash collateral posted for derivative transactions and securities to repurchase	151	(372)
Preferred stock dividends	(36)	(18)
Repurchase of common stock	(4)	(328)
Other financing activities	(37)	14
Net cash provided by financing activities	3,788	970
Effect of exchange rate changes on cash and cash equivalents	—	(22)
Net (decrease) increase in cash and cash equivalents[1]	$(1,469)	$1,341

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $1.6 billion and $771 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily driven by higher cash received from PRT transactions.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $6.9 billion and $378 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily attributed to an increase in purchases due to the deployment of significant cash inflows from organic growth, as well as a higher amount of sales in the prior year to increase liquidity in response to the economic environment during that period.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $3.8 billion and $1.0 billion for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily attributed to higher investment-type inflows from retail and funding agreements net of liability outflows, the change in cash collateral posted for derivative transactions driven by favorable equity market performance in the current quarter compared to unfavorable performance in the prior year quarter, a decrease in repurchases of common stock and the repayment of $75 million of short-term debt in the prior year quarter, partially offset by the issuance of stock in connection with the strategic transaction with Apollo in the prior year quarter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of March 31, 2021 and December 31, 2020, the revolving note payable had an outstanding balance of $25 million and $0 million, respectively.

In light of the spread of COVID-19 and the resulting impact on economic conditions and the financial markets, additional funding of the type described above may not be available on terms favorable to us or at all. As a result of the economic consequences of the spread of COVID-19, we have observed an increase in our cost of debt, though this trend has moderated as economic conditions have begun to stabilize. At the time of issuance, our 2028 Notes had a yield to maturity of 4.14% and a spread to benchmark treasury of T + 160 basis points. At the time of issuance, our 2030 Notes had a yield to maturity of 6.18% and a spread to benchmark treasury of T + 550 basis points. At the time of issuance, our 2031 Notes had a yield to maturity of 3.67% and a spread to benchmark treasury of T + 290 basis points. In addition, certain covenants in our credit agreement prohibit us from maintaining debt in excess of specified thresholds. Specifically, our credit agreement prohibits us from permitting the Consolidated Debt to Capitalization Ratio (as such term is defined in the credit agreement) to exceed 35% as of the end of any quarter.

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

Repurchase of Securities

Share Repurchase Program

In December of 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A common shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. As of May 10, 2021, we have repurchased, in the aggregate, 35.6 million Class A common shares for $1.3 billion since inception of our share repurchase program and have $221 million of repurchase authorization remaining. The timing and amount of share repurchases, if any, will be determined by management in accordance with the authority delegated by our board of directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet and Other Arrangements

Balance Sheet Arrangements

Contractual Obligations

There have been no material changes to our contractual obligations from those previously disclosed in our 2020 Annual Report.

Off Balance Sheet Arrangements

None.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2020 Annual Report. The most critical accounting estimates and judgments include those used in determining:

•fair value of investments;
•credit loss allowances;
•future policy benefit reserves;
•derivatives valuation, including embedded derivatives;
•deferred acquisition costs, deferred sales inducements and value of business acquired;
•consolidation of VIEs; and
•valuation allowances on deferred tax assets.

The above critical accounting estimates and judgments are discussed in detail in Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Judgments of our 2020 Annual Report.

See Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements for adoption of new and future accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2020 Annual Report.
There have been no material changes to our market risk exposures from those previously disclosed in our 2020 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following should be read in conjunction with, and supplement and amend, the factors that may affect our business or operations described in Part I–Item 1A. Risk Factors of our 2020 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in our 2020 Annual Report.

The following updates and supplements the risk factors described in our 2020 Annual Report:
Risks Relating to the Proposed Merger between Us and AGM
There are a number of required approvals and other closing conditions in addition to shareholder approvals which may prevent or delay completion of the mergers.

The mergers are subject to a number of conditions to closing as specified in the merger agreement. These closing conditions include, among others, (i) receipt of the required approval of the (a) AGM merger agreement proposal and (b) AHL merger agreement proposal; (ii) the authorizations, consents, orders or approvals of, or declarations or filings with, and the expiration of waiting periods required from, certain governmental authorities having been obtained and being in full force and effect; (iii) there being in effect no injunction, judgment, ruling or law enacted, promulgated, issued, entered, amended or enforced by any governmental authority enjoining, restraining or otherwise making illegal or prohibiting the consummation of the mergers; (iv) the SEC having declared the registration statement on Form S-4 effective under the Securities Act, there being no stop order in effect by the SEC suspending the effectiveness of the registration statement and there being no pending proceedings for that purpose; (v) the accuracy of the representations and warranties of the other party to the extent required under the merger agreement; (vi) in the case of each of AGM, AHL and HoldCo’s compliance with, in all material respects, each of the covenants, obligations and agreements it is required to comply with or perform at or prior to the effective times of the mergers and issuance to the other party or parties, as applicable, of a certificate signed by an executive officer of the party to such effect; and (vii) since the date of the merger agreement there must not have occurred and be continuing any (a) state of facts, circumstance, condition, event, change, development, occurrence, result, effect, action or omission that has had or would reasonably be expected to have, individually in the aggregate, a material adverse effect with respect to the other party or (b) material adverse effect with respect to the other party. In addition, the obligations of HoldCo to effect the mergers are subject to:

•AGM and AHL having received a written tax opinion from AGM’s counsel and AHL’s counsel, respectively, or a nationally recognized accounting firm or law firm reasonably acceptable to AGM or AHL, as applicable, in form and substance reasonably satisfactory to AGM and AHL, respectively, dated as of the closing date, to the effect that, based on the AGM tax representation letter and the AHL tax representation letter, the mergers and the exchange of the AOG units, taken together, will be treated as a transaction described in Section 351 of the Internal Revenue Code of 1986 (Code), dated as of the closing date; and
•the completion, or the completion concurrently with the closing, in all respects of the restructuring involving AGM and its subsidiaries, among others, pursuant to which (i) all AOG units held of record or beneficially by persons other than AGM, AHL and their respective subsidiaries will be exchanged, in a series of steps, for shares of common stock of HoldCo (HoldCo Shares) or other consideration and (ii) the only outstanding class of common stock outstanding upon consummation of the restructuring shall be AGM’s Class A common stock or the HoldCo Shares.

No assurance can be given that the required stockholder and shareholder consents and approvals, as applicable, will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Any delay in completing the mergers could cause HoldCo not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the mergers are successfully completed within their expected time frame.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement and the corporate governance updates can be completed, various approvals must be obtained from regulatory agencies in the United States and other countries. In deciding whether to grant these approvals, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals.

The terms of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of AGM’s or AHL’s business or require changes to the terms of the transactions contemplated by the merger agreement and the corporate governance updates. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement and the corporate governance updates, imposing additional material costs on or otherwise reducing the anticipated benefits of the mergers if the mergers were consummated successfully within the expected timeframe. Nor can there be any assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the transaction. Additionally, the completion of the mergers is conditioned on the absence of certain orders or injunctions issued by any court of competent jurisdiction or other legal restraints that would prohibit or make illegal the consummation of any of the transactions contemplated by the merger agreement.

The mergers, including uncertainty regarding the mergers, may cause strategic partners to delay or defer decisions concerning us and could adversely affect our ability to effectively manage our business.

The mergers will happen only if the stated conditions are met, including the adoption of the merger agreement by AGM’s stockholders and the approval of the AHL merger agreement proposal by AHL’s shareholders, among other conditions. Many of the conditions are outside our control, and both parties also have certain rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the mergers. This uncertainty may cause strategic partners or others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us, which could negatively affect our business. Any delay or deferral of those decisions or changes in existing agreements could have a material adverse effect on our business, regardless of whether the mergers are ultimately completed.

In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions until the mergers occur without the consent of the other parties (such consent not to be unreasonably withheld, conditioned or delayed). These restrictions may prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the mergers.

The merger agreement may be terminated in accordance with its terms, the mergers may not be consummated and we could be negatively impacted.

Either AGM or AHL may terminate the merger agreement under certain circumstances, including, among other reasons, if the mergers are not completed by June 30, 2022. In addition, if the merger agreement is terminated under certain circumstances specified in the merger agreement, AGM may be required to pay AHL a termination fee of $81,900,000, including certain circumstances in which the AGM board of directors makes or publicly proposes to make a change in its recommendation in support of the transaction, amongst other things.

If the mergers are not completed for any reason, including as a result of AGM stockholders or holders of AHL common shares and AHL preferred shares failing to adopt the merger agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the mergers, we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our share price;
•we may experience negative reactions from our business partners, regulators and employees;
•we will be required to pay certain legal, financing and accounting costs and associated fees and expenses relating to the mergers, whether or not the mergers are completed; and
•matters relating to the mergers require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

Litigation filed in connection with the mergers could prevent or delay the consummation of the mergers or result in the payment of damages following completion of the mergers.

Lawsuits in connection with the mergers may be filed against AGM, AHL, HoldCo, AGM Merger Sub, AHL Merger Sub and/or their respective directors and officers, which could prevent or delay the consummation of the mergers and result in additional costs to us. The ultimate resolution of any lawsuits cannot be predicted with certainty, and an adverse ruling in any such lawsuit may cause the mergers to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the mergers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the mergers is consummated may adversely affect HoldCo’s business, financial condition, results of operations and cash flows. We cannot currently predict the outcome of or reasonably estimate the possible loss or range of loss from any such lawsuits or claims.

Coordinating the businesses of AGM and AHL may be more difficult, costly or time-consuming than expected and HoldCo may fail to realize the anticipated benefits of the mergers, which may adversely affect HoldCo’s business results and negatively affect the value of HoldCo’s Shares following the mergers.

The success of the mergers will depend on, among other things, the ability of AGM and AHL to coordinate their businesses under HoldCo in a manner that facilitates growth opportunities. However, AGM and AHL may not be able to successfully coordinate their respective businesses in a manner that permits anticipated growth to be realized, without adversely affecting current revenues and investments. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the mergers so the combined company performs as expected:

•coordinating the businesses of AGM and AHL and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve the growth anticipated to result from the mergers;
•coordinating the companies’ technologies;
•coordinating the companies’ operating practices, internal controls and other policies, procedures and processes;
•addressing possible differences in business backgrounds and corporate cultures;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the mergers and the coordination of the AGM and AHL businesses under HoldCo and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

Furthermore, the board of directors of HoldCo will consist of the current directors of AGM and certain directors of AHL. Combining the boards of directors of each company into a single HoldCo board could require the reconciliation of differing priorities and philosophies.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any delays encountered in the combination process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the mergers. In addition, the actual coordination of the AGM and AHL businesses under HoldCo may result in additional and unforeseen expenses, and the anticipated benefits of the coordination plan may not be realized. If AGM and AHL are not able to adequately address coordination challenges, they may be unable to successfully coordinate their operations or realize the anticipated benefits of the coordination of the two companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended March 31, 2021 are set forth below:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
January 1 – January 31, 2021	56,360	$43.14	—	$221,408,041
February 1 – February 28, 2021	71,361	$45.59	—	$221,408,041
March 1 – March 31, 2021	—	$—	—	$221,408,041

[1] Prior to October 28, 2019, we had announced approvals by our board of directors for $967 million of aggregate repurchases under our share repurchase program. Amounts authorized for repurchase under those approvals had been fully used prior to December 31, 2020. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. The remaining authorization does not have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated March 8, 2021, by and among Athene Holding Ltd., Apollo Global Management, Inc., Tango Holdings, Inc., Blue Merger Sub, Ltd., and Green Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on March 8, 2021).

10.1	Voting Agreement, dated March 8, 2021, by and among Athene Holding Ltd. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 8, 2021).
10.2.1	Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement.
10.2.2	Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement.
10.2.3	Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement.
10.2.4	Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement.
10.2.5	Form of 2019 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement.
10.2.6	Form of Restricted Cash Award Agreement.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: May 10, 2021	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)