Form 10-Q
period 2021-06-30
Athene Holding Ltd
filed 2021-08-05
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2021, 191,970,001 of our Class A common shares were outstanding.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group	(1) AGM, (2) AAA Guarantor – Athene, L.P. (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by AGM or one or more of AGM’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer or employee of AGM or AGM’s subsidiaries (6) any shareholder that has granted to AGM or any of its affiliates a valid proxy with respect to all of such shareholder’s Class A common shares pursuant to our bye-laws and (7) any affiliate of any of the foregoing (except that AHL or its subsidiaries are not members of the Apollo Group)
AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP, formerly known as Athene Asset Management LLC
Jackson	Jackson National Life Insurance Company
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio using ALRe’s Bermuda capital and applying NAIC risk-based capital factors to the statutory financial statements of ALRe and ALRe’s non-US reinsurance subsidiaries on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated

Term or Acronym	Definition
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension risk benefit payments
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
PRT	Pension risk transfer
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2021	December 31, 2020
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2021 – $87,340 and 2020 – $76,100; allowance for credit losses: 2021 – $107 and 2020 – $103)	$92,838	$82,853
Trading securities, at fair value	2,065	2,093
Equity securities (portion at fair value: 2021 – $398 and 2020 – $330)	600	532
Mortgage loans (allowance for credit losses: 2021 – $221 and 2020 – $232; portion at fair value: 2021 – $18 and 2020 – $19; consolidated variable interest entities: 2021 – $1,829 and 2020 – $1,880)	17,390	15,264
Investment funds (portion at fair value: 2021 – $496 and 2020 – $161; consolidated variable interest entities: 2021 – $348 and 2020 – $0)	1,159	803
Policy loans	329	369
Funds withheld at interest (portion at fair value: 2021 – $1,373 and 2020 – $1,944)	45,428	48,612
Derivative assets	4,151	3,523
Short-term investments, at fair value	101	222
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $3; portion at fair value: 2021 – $105 and 2020 – $105)	1,680	572
Total investments	165,741	154,843
Cash and cash equivalents	8,057	7,704
Restricted cash	669	738
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2021 – $6,991 and 2020 – $6,444; allowance for credit losses: 2021 – $2 and 2020 – $1)	7,047	6,520
Trading securities, at fair value	1,740	1,529
Equity securities, at fair value	115	72
Mortgage loans (allowance for credit losses: 2021 – $8 and 2020 – $14)	819	674
Investment funds (portion at fair value: 2021 – $2,616 and 2020 – $2,119; consolidated variable interest entities: 2021 – $68 and 2020 – $0)	6,324	5,284
Funds withheld at interest (portion at fair value: 2021 – $752 and 2020 – $862)	12,576	13,030
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $4)	147	469
Accrued investment income (related party: 2021 – $58 and 2020 – $38)	1,010	905
Reinsurance recoverable (portion at fair value: 2021 – $1,946 and 2020 – $2,100)	4,627	4,848
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,964	4,906
Other assets (consolidated variable interest entities: 2021 – $25 and 2020 – $1)	1,713	1,249
Total assets	$215,549	$202,771
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	June 30, 2021	December 31, 2020
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2021 – $13,537 and 2020 – $14,150; portion at fair value: 2021 – $14,823 and 2020 – $14,181)	$150,337	$144,566
Future policy benefits (related party: 2021 – $1,750 and 2020 – $1,610; portion at fair value: 2021 – $2,294 and 2020 – $2,376)	33,293	29,258
Other policy claims and benefits	118	130
Dividends payable to policyholders	110	110
Long-term debt	2,468	1,976
Derivative liabilities	214	298
Payables for collateral on derivatives and securities to repurchase	4,488	3,801
Funds withheld liability (portion at fair value: 2021 – $49 and 2020 – $59)	437	452
Other liabilities (related party: 2021 – $105 and 2020 – $112; consolidated variable interest entities: 2021 – $243 and 2020 – $134)	2,413	2,040
Total liabilities	193,878	182,631
Commitments and Contingencies (Note 11)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2021 and 2020 – 425.0 shares; issued and outstanding: 2021 – 191.9 and 2020 – 191.5 shares	—	—
Additional paid-in capital	6,640	6,613
Retained earnings	10,029	8,073
Accumulated other comprehensive income (related party: 2021 – $60 and 2020 – $59)	3,337	3,971
Total Athene Holding Ltd. shareholders’ equity	20,006	18,657
Noncontrolling interests	1,665	1,483
Total equity	21,671	20,140
Total liabilities and equity	$215,549	$202,771
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Premiums (related party of $78 and $94 for the three months ended and $157 and $163 for the six months ended June 30, 2021 and 2020, respectively)	$1,598	$355	$4,609	$1,495
Product charges (related party of $12 and $12 for the three months ended and $23 and $28 for the six months ended June 30, 2021 and 2020, respectively)	157	141	307	281
Net investment income (related party investment income of $860 and $490 for the three months ended and $1,456 and $276 for the six months ended June 30, 2021 and 2020, respectively; consolidated variable interest entities of $21 and $16 for the three months ended and $56 and $16 for the six months ended June 30, 2021 and 2020, respectively; and related party investment expense of $140 and $123 for the three months ended and $284 and $251 for the six months ended June 30, 2021 and 2020, respectively)	2,038	1,336	3,742	2,081
Investment related gains (losses) (related party of $280 and $761 for the three months ended and $141 and $130 for the six months ended June 30, 2021 and 2020, respectively; and consolidated variable interest entities of $18 and $(7) for the three months ended and $(48) and $(6) for the six months ended June 30, 2021 and 2020, respectively)	2,610	2,548	2,122	(1,024)
Other revenues (related party of $15 and $0 for the three months ended and $15 and $0 for the six months ended June 30, 2021 and 2020, respectively)	20	18	34	16
Total revenues	6,423	4,398	10,814	2,849
Benefits and expenses
Interest sensitive contract benefits (related party of $135 and $197 for the three months ended and $211 and $100 for the six months ended June 30, 2021 and 2020, respectively)	1,979	2,076	2,373	757
Amortization of deferred sales inducements	22	(21)	106	(11)
Future policy and other policy benefits (related party of $111 and $142 for the three months ended and $200 and $192 for the six months ended June 30, 2021 and 2020, respectively)	1,950	674	5,267	2,030
Amortization of deferred acquisition costs and value of business acquired	230	361	394	(52)
Dividends to policyholders	10	9	20	20
Policy and other operating expenses (related party of $12 and $11 for the three months ended and $24 and $27 for the six months ended June 30, 2021 and 2020, respectively)	242	218	525	406
Total benefits and expenses	4,433	3,317	8,685	3,150
Income (loss) before income taxes	1,990	1,081	2,129	(301)
Income tax expense (benefit)	184	150	246	(16)
Net income (loss)	1,806	931	1,883	(285)
Less: Net income (loss) attributable to noncontrolling interests	389	88	(148)	(81)
Net income (loss) attributable to Athene Holding Ltd. shareholders	1,417	843	2,031	(204)
Less: Preferred stock dividends	35	19	71	37
Net income (loss) available to Athene Holding Ltd. common shareholders	$1,382	$824	$1,960	$(241)

Earnings (loss) per share
Basic – Class A	$7.21	$4.25	$10.24	$(0.64)
Basic – Classes B, M-1, M-2, M-3 and M-4	N/A	N/A	N/A	(3.87)
Diluted – Class A	6.97	4.19	9.92	(0.64)
Diluted – Classes B, M-1, M-2, M-3 and M-4	N/A	N/A	N/A	(3.87)

N/A – Not applicable. See Note 9 – Earnings Per Share.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$1,806	$931	$1,883	$(285)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	1,692	4,506	(899)	(333)
Unrealized gains (losses) on hedging instruments	92	(83)	61	318
Foreign currency translation and other adjustments	1	(10)	1	(1)
Other comprehensive income (loss), before tax	1,785	4,413	(837)	(16)
Income tax expense (benefit) related to other comprehensive income (loss)	345	805	(151)	8
Other comprehensive income (loss)	1,440	3,608	(686)	(24)
Comprehensive income (loss)	3,246	4,539	1,197	(309)
Less: Comprehensive income (loss) attributable to noncontrolling interests	513	338	(200)	(14)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$2,733	$4,201	$1,397	$(295)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at March 31, 2021	$—	$—	$6,623	$8,647	$2,021	$17,291	$1,045	$18,336
Net income	—	—	—	1,417	—	1,417	389	1,806
Other comprehensive income	—	—	—	—	1,316	1,316	124	1,440
Issuance of common shares, net of expenses	—	—	6	—	—	6	—	6
Stock-based compensation	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Contributions from noncontrolling interests	—	—	—	—	—	—	85	85
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	22	22
Balance at June 30, 2021	$—	$—	$6,640	$10,029	$3,337	$20,006	$1,665	$21,671

Balance at March 31, 2020	$—	$—	$5,501	$5,613	$(1,174)	$9,940	$590	$10,530
Net income	—	—	—	843	—	843	88	931
Other comprehensive income	—	—	—	—	3,358	3,358	250	3,608
Issuance of preferred shares, net of expenses	—	—	583	—	—	583	—	583
Stock-based compensation	—	—	6	—	—	6	—	6
Preferred stock dividends	—	—	—	(19)	—	(19)	—	(19)
Balance at June 30, 2020	$—	$—	$6,090	$6,437	$2,184	$14,711	$928	$15,639

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income (loss)	—	—	—	2,031	—	2,031	(148)	1,883
Other comprehensive loss	—	—	—	—	(634)	(634)	(52)	(686)
Issuance of common shares, net of expenses	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	20	—	—	20	—	20
Retirement or repurchase of shares	—	—	—	(4)	—	(4)	—	(4)
Preferred stock dividends	—	—	—	(71)	—	(71)	—	(71)
Contributions from noncontrolling interests	—	—	—	—	—	—	320	320
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	62	62
Balance at June 30, 2021	$—	$—	$6,640	$10,029	$3,337	$20,006	$1,665	$21,671

Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standards	—	—	—	(117)	(6)	(123)	(2)	(125)
Net loss	—	—	—	(204)	—	(204)	(81)	(285)
Other comprehensive income (loss)	—	—	—	—	(91)	(91)	67	(24)
Issuance of preferred shares, net of expenses	—	—	583	—	—	583	—	583
Issuance of common shares, net of expenses	—	—	1,509	—	—	1,509	—	1,509
Stock-based compensation	—	—	11	—	—	11	—	11
Retirement or repurchase of shares	—	—	(184)	(144)	—	(328)	—	(328)
Preferred stock dividends	—	—	—	(37)	—	(37)	—	(37)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at June 30, 2020	$—	$—	$6,090	$6,437	$2,184	$14,711	$928	$15,639

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income (loss)	$1,883	$(285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	394	(52)
Amortization of deferred sales inducements	106	(11)
Accretion of net investment premiums, discounts and other	(118)	(91)
Net investment (income) loss (related party: 2021 – $(933) and 2020 – $(12); consolidated variable interest entities: 2021 – $(15), 2020 – $(5))	(966)	(1)
Net recognized (gains) losses on investments and derivatives (related party: 2021 – $(159) and 2020 – $75; consolidated variable interest entities: 2021 – $48 and 2020 – $7)	(1,908)	1,214
Policy acquisition costs deferred	(287)	(281)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2021 – $(20) and 2020 – $(26))	(105)	(29)
Interest sensitive contract liabilities (related party: 2021 – $188 and 2020 – $102)	1,788	611
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2021 – $141 and 2020 – $140)	1,547	39
Funds withheld assets and liabilities (related party: 2021 – $(187) and 2020 – $(325))	(102)	375
Other assets and liabilities	266	(87)
Net cash provided by operating activities	2,498	1,402
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2021 – $881 and 2020 – $209)	9,018	6,425
Trading securities (related party: 2021 – $83 and 2020 – $31)	127	85
Equity securities	42	3
Mortgage loans	1,363	1,136
Investment funds (related party: 2021 – $892 and 2020 – $241; consolidated variable interest entities: 2021 – $2 and 2020 – $20)	946	313
Derivative instruments and other invested assets (related party: 2021 – $330 and 2020 – $0)	2,566	765
Short-term investments (related party: 2021 – $98 and 2020 – $28)	400	650
Purchases of:
Available-for-sale securities (related party: 2021 – $(1,626) and 2020 – $(611))	(17,987)	(9,624)
Trading securities (related party: 2021 – $(230) and 2020 – $(150))	(318)	(152)
Equity securities (related party: 2021 – $(46) and 2020 – $(3))	(123)	(16)
Mortgage loans (related party: 2021 – $(148) and 2020 – $0)	(3,596)	(2,317)
Investment funds (related party: 2021 – $(923) and 2020 – $(807); consolidated variable interest entities: 2021 – $(124) million and 2020 – $0 million)	(1,056)	(831)
Derivative instruments and other invested assets	(2,247)	(1,034)
Short-term investments (related party: 2021 – $(100) and 2020 – $(28))	(278)	(412)
Other investing activities, net	(129)	273
Net cash used in investing activities	(11,272)	(4,736)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2021	2020
Cash flows from financing activities
Issuance of common stock	$7	$350
Repayment of short-term debt	—	(75)
Proceeds from long-term debt	497	499
Deposits on investment-type policies and contracts (related party: 2021 – $44 and 2020 – $39)	11,120	8,398
Withdrawals on investment-type policies and contracts (related party: 2021 – $(200) and 2020 – $(210))	(3,476)	(3,871)
Payments for coinsurance agreements on investment-type contracts, net	—	(11)
Capital contributions from noncontrolling interests	320	240
Capital distributions to noncontrolling interests	—	(46)
Net change in cash collateral posted for derivative transactions and securities to repurchase	687	461
Issuance of preferred stock, net of expenses	—	583
Preferred stock dividends	(71)	(37)
Repurchase of common stock	(4)	(328)
Other financing activities, net	(22)	71
Net cash provided by financing activities	9,058	6,234
Effect of exchange rate changes on cash and cash equivalents	—	(21)
Net increase in cash and cash equivalents	284	2,879
Cash and cash equivalents at beginning of year[1]	8,442	4,642
Cash and cash equivalents at end of period[1]	$8,726	$7,521

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $177 and 2020 – $156)	$449	$28,077
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $819 and 2020 – $730)	4,101	1,895
Investments received from settlements on reinsurance agreements	74	53
Investments received from pension risk transfer premiums	2,765	829
Related party investments received in exchange for the issuance of Class A common shares	—	1,147
Assets contributed to consolidated VIEs	169	—

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

Merger—On March 8, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement), by and among the Company, Apollo Global Management, Inc., a Delaware corporation (AGM), Tango Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of AGM (HoldCo), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly owned subsidiary of HoldCo (AHL Merger Sub), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of HoldCo (AGM Merger Sub). The Company and AGM have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine our respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo (AGM Merger), (2) the Company merging with AHL Merger Sub, with the Company surviving such merger as a direct wholly owned subsidiary of HoldCo (AHL Merger and, together with the AGM Merger, Mergers), and (3) as of the effective time of the Mergers, changing the name of HoldCo to be Apollo Global Management, Inc. At the effective time of the Mergers, each AHL Class A common share, subject to certain exceptions, will be converted automatically into the right to receive 1.149 shares of HoldCo common stock. The Mergers are expected to close in January 2022, subject to shareholder and regulatory approvals and other customary closing conditions.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

AFS Securities—Our AFS investment portfolio includes bonds, collateralized loan obligations (CLO), asset-backed securities (ABS), commercial mortgage-backed securities (CMBS), residential mortgage-backed securities (RMBS) and redeemable preferred stock. Our AFS investment portfolio includes related party investments that are primarily comprised of investments over which Apollo can exercise significant influence. These investments are presented as investments in related parties on the condensed consolidated balance sheets and are separately disclosed below.

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	June 30, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$347	$—	$2	$(15)	$334
US state, municipal and political subdivisions	871	—	146	(1)	1,016
Foreign governments	393	—	26	(3)	416
Corporate	58,832	(5)	5,179	(332)	63,674
CLO	13,162	(3)	108	(84)	13,183
ABS	5,180	(10)	185	(56)	5,299
CMBS	2,420	(6)	94	(54)	2,454
RMBS	6,135	(83)	423	(13)	6,462
Total AFS securities	87,340	(107)	6,163	(558)	92,838
AFS securities – related party
Corporate	168	—	9	—	177
CLO	2,032	(2)	16	(7)	2,039
ABS	4,791	—	76	(36)	4,831
Total AFS securities – related party	6,991	(2)	101	(43)	7,047
Total AFS securities including related party	$94,331	$(109)	$6,264	$(601)	$99,885

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351
US state, municipal and political subdivisions	864	—	169	—	1,033
Foreign governments	330	—	38	—	368
Corporate	51,934	(6)	6,368	(116)	58,180
CLO	9,631	(1)	145	(206)	9,569
ABS	4,259	(6)	140	(123)	4,270
CMBS	2,165	(10)	85	(71)	2,169
RMBS	6,568	(80)	447	(22)	6,913
Total AFS securities	76,100	(103)	7,395	(539)	82,853
AFS securities – related party
Corporate	213	—	2	—	215
CLO	1,511	(1)	23	(13)	1,520
ABS	4,720	—	95	(30)	4,785
Total AFS securities – related party	6,444	(1)	120	(43)	6,520
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	June 30, 2021
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$947	$961
Due after one year through five years	9,550	10,063
Due after five years through ten years	16,789	17,724
Due after ten years	33,157	36,692
CLO, ABS, CMBS and RMBS	26,897	27,398
Total AFS securities	87,340	92,838
AFS securities – related party
Due after one year through five years	18	19
Due after five years through ten years	150	158
CLO and ABS	6,823	6,870
Total AFS securities – related party	6,991	7,047
Total AFS securities including related party	$94,331	$99,885

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$243	$(15)	$—	$—	$243	$(15)
US state, municipal and political subdivisions	55	(1)	3	—	58	(1)
Foreign governments	45	(3)	1	—	46	(3)
Corporate	10,055	(260)	507	(33)	10,562	(293)
CLO	3,553	(12)	2,590	(57)	6,143	(69)
ABS	584	(13)	275	(24)	859	(37)
CMBS	352	(11)	149	(13)	501	(24)
RMBS	202	(3)	363	(5)	565	(8)
Total AFS securities	15,089	(318)	3,888	(132)	18,977	(450)
AFS securities – related party
CLO	525	—	184	(3)	709	(3)
ABS	2,037	(35)	14	—	2,051	(35)
Total AFS securities – related party	2,562	(35)	198	(3)	2,760	(38)
Total AFS securities including related party	$17,651	$(353)	$4,086	$(135)	$21,737	$(488)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$31	$(1)	$—	$—	$31	$(1)
US state, municipal and political subdivisions	9	—	6	—	15	—
Foreign governments	2	—	—	—	2	—
Corporate	2,218	(66)	248	(24)	2,466	(90)
CLO	1,649	(33)	3,179	(167)	4,828	(200)
ABS	1,169	(73)	84	(18)	1,253	(91)
CMBS	710	(37)	48	(13)	758	(50)
RMBS	548	(11)	37	(2)	585	(13)
Total AFS securities	6,336	(221)	3,602	(224)	9,938	(445)
AFS securities – related party
CLO	336	(3)	232	(10)	568	(13)
ABS	1,012	(30)	—	—	1,012	(30)
Total AFS securities – related party	1,348	(33)	232	(10)	1,580	(43)
Total AFS securities including related party	$7,684	$(254)	$3,834	$(234)	$11,518	$(488)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	June 30, 2021
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	2,597	439
AFS securities – related party	45	9

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities, including Purchase Credit Deteriorated (PCD) securities, by asset type:

	Three months ended June 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$8	$1	$—	$—	$(4)	$5
CLO	—	3	—	—	—	3
ABS	11	—	—	—	(1)	10
CMBS	14	—	—	—	(8)	6
RMBS	78	—	4	(3)	4	83
Total AFS securities	111	4	4	(3)	(9)	107
AFS securities – related party, CLO	—	2	—	—	—	2
Total AFS securities including related party	$111	$6	$4	$(3)	$(9)	$109

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$15	$16	$—	$—	$—	$31
CLO	—	1	—	—	—	1
ABS	5	—	—	—	(3)	2
CMBS	4	5	—	—	1	10
RMBS	54	13	60	(1)	3	129
Total AFS securities	78	35	60	(1)	1	173
AFS securities – related party, CLO	—	1	—	—	1	2
Total AFS securities including related party	$78	$36	$60	$(1)	$2	$175

	Six months ended June 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$3	$—	$(2)	$(2)	$5
CLO	1	3	—	—	(1)	3
ABS	6	5	—	—	(1)	10
CMBS	10	2	—	—	(6)	6
RMBS	80	—	6	(6)	3	83
Total AFS securities	103	13	6	(8)	(7)	107
AFS securities – related party, CLO	1	2	—	(1)	—	2
Total AFS securities including related party	$104	$15	$6	$(9)	$(7)	$109

	Six months ended June 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$—	$31	$—	$—	$—	$31
CLO	—	1	—	—	—	1
ABS	—	5	—	—	(3)	2
CMBS	—	9	—	—	1	10
RMBS	17	48	61	(2)	5	129
Total AFS securities	17	94	61	(2)	3	173
AFS securities – related party, CLO	—	1	—	—	1	2
Total AFS securities including related party	$17	$95	$61	$(2)	$4	$175

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
AFS securities	$939	$790	$1,799	$1,627
Trading securities	60	42	123	90
Equity securities	3	2	7	6
Mortgage loans	203	175	395	361
Investment funds	708	372	1,171	94
Funds withheld at interest	172	43	378	84
Other	95	38	159	75
Investment revenue	2,180	1,462	4,032	2,337
Investment expenses	(142)	(126)	(290)	(256)
Net investment income	$2,038	$1,336	$3,742	$2,081

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
AFS securities
Gross realized gains on investment activity	$208	$68	$281	$232
Gross realized losses on investment activity	(171)	(66)	(314)	(200)
Net realized investment gains (losses) on AFS securities	37	2	(33)	32
Net recognized investment gains (losses) on trading securities	61	191	(8)	(32)
Net recognized investment gains (losses) on equity securities	8	30	25	(20)
Derivative gains (losses)	2,484	2,330	2,046	(689)
Provision for credit losses	20	(5)	12	(289)
Other gains (losses)	—	—	80	(26)
Investment related gains (losses)	$2,610	$2,548	$2,122	$(1,024)

Proceeds from sales of AFS securities were $2,006 million and $1,778 million for the three months ended June 30, 2021 and 2020, respectively, and $2,898 million and $3,585 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Trading securities	$66	$135	$(55)	$62
Trading securities – related party	(4)	66	54	(43)
Equity securities	18	17	27	(20)
Equity securities – related party	(5)	—	1	—

Purchased Financial Assets with Credit Deterioration—The following table summarizes our PCD investment purchases with the following amounts at the time of purchase:

	Three months ended June 30, 2021		Six months ended June 30, 2021
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Purchase price	$10	$—	$16	$335
Allowance for credit losses at acquisition	4	—	6	6
Discount (premiums) attributable to other factors	3	—	1	(26)
Par value	$17	$—	$23	$315

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	June 30, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$598	$598

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	December 31, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$598	$598

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities – Corporate	$567	$628	$559	$644

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	June 30, 2021	December 31, 2020
Commercial mortgage loans	$13,244	$11,383
Commercial mortgage loans under development	308	232
Total commercial mortgage loans	13,552	11,615
Allowance for credit losses on commercial mortgage loans	(165)	(167)
Commercial mortgage loans, net of allowances	13,387	11,448
Residential mortgage loans	4,886	4,569
Allowance for credit losses on residential mortgage loans	(64)	(79)
Residential mortgage loans, net of allowances	4,822	4,490
Mortgage loans, net of allowances	$18,209	$15,938

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	June 30, 2021		December 31, 2020
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,125	30.8%	$3,589	31.4%
Retail	2,125	15.9%	2,083	18.2%
Apartment	2,710	20.2%	2,441	21.3%
Hotels	1,392	10.4%	1,294	11.3%
Industrial	1,956	14.6%	1,362	11.9%
Other commercial	1,079	8.1%	679	5.9%
Total commercial mortgage loans	$13,387	100.0%	$11,448	100.0%

US Region
East North Central	$1,360	10.2%	$1,209	10.5%
East South Central	422	3.2%	402	3.5%
Middle Atlantic	3,222	24.1%	3,069	26.8%
Mountain	465	3.5%	487	4.2%
New England	366	2.7%	350	3.1%
Pacific	3,129	23.3%	2,746	24.0%
South Atlantic	1,957	14.5%	1,773	15.5%
West North Central	128	1.0%	145	1.3%
West South Central	656	4.9%	640	5.6%
Total US Region	11,705	87.4%	10,821	94.5%
International Region
United Kingdom	827	6.2%	—	—%
Other International[1]	855	6.4%	627	5.5%
Total International Region	1,682	12.6%	627	5.5%
Total commercial mortgage loans	$13,387	100.0%	$11,448	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2021	December 31, 2020
US States
California	23.7%	24.8%
Florida	11.9%	13.3%
New York	6.3%	6.2%
Other[1]	43.0%	41.1%
Total US residential mortgage loan percentage	84.9%	85.4%
International
Ireland	11.0%	12.9%
Other[2]	4.1%	1.7%
Total International residential mortgage loan percentage	15.1%	14.6%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans is summarized as follows:

	Three months ended June 30, 2021				Three months ended June 30, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$172	$78	$2	$252	$343	$81	$12	$436
Provision (reversal) for expected credit losses	(7)	(13)	(2)	(22)	(49)	5	8	(36)
Loans charged-off	—	(1)	—	(1)	—	(1)	—	(1)
Ending balance	$165	$64	$—	$229	$294	$85	$20	$399

	Six months ended June 30, 2021				Six months ended June 30, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$167	$79	$7	$253	$10	$1	$—	$11
Adoption of accounting standard	—	—	—	—	167	43	11	221
Provision (reversal) for expected credit losses	(2)	(20)	(7)	(29)	117	42	9	168
Initial credit losses on PCD loans	—	6	—	6	—	—	—	—
Loans charged-off	—	(1)	—	(1)	—	(1)	—	(1)
Ending balance	$165	$64	$—	$229	$294	$85	$20	$399

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, London Inter-bank Offered Rate (LIBOR), commercial real estate price index, and market liquidity score. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of June 30, 2021, our reasonable and supportable forecast period was one year, after which, we revert to the 20-year or greater historical average over one year.

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of June 30, 2021, our reasonable and supportable forecast period was one year, after which, we revert to the 30-year or greater historical average over a period of up to one year and then continue at those averages through the contractual life of the loan.

Other investments – The allowance model for the loans included in other investments and related party other investments derives an estimate based on historical loss data available for similarly rated unsecured corporate debt obligations, while also incorporating management’s expectations around prepayment. See Note 10 – Related Parties for further information on the related party loans.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio by origination year and performance status:

	June 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$848	$855	$753	$1,265	$415	$112	$4,248
30 to 59 days past due	26	28	28	18	15	7	122
60 to 89 days past due	30	65	17	6	6	2	126
90 days or more past due[1]	181	27	92	33	38	19	390
Total residential mortgages	$1,085	$975	$890	$1,322	$474	$140	$4,886

[1] Includes $179 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.
	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$955	$942	$1,730	$485	$141	$6	$4,259
30 to 59 days past due	68	16	34	26	8	1	153
60 to 89 days past due	15	7	16	9	3	—	50
90 days or more past due	3	26	22	43	12	1	107
Total residential mortgages	$1,041	$991	$1,802	$563	$164	$8	$4,569

The following represents our residential loan portfolio in non-accrual status:

(In millions)	June 30, 2021	December 31, 2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$107	$67
Ending amortized cost of residential mortgage loans in non-accrual status[1]	390	107
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses[1]	262	13

[1] Includes $179 million and $0 million of residential mortgage loans that are guaranteed by US government-sponsored agencies as of June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021 and 2020, we recognized $2 million and $0 million, respectively, and during the six months ended June 30, 2021 and 2020, we recognized $4 million and $1 million, respectively, of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	June 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$2,155	$1,961	$4,284	$2,681	$1,022	$1,384	$13,487
60 to 89 days past due	—	—	—	40	—	—	40
90 days or more past due	—	—	—	—	25	—	25
Total commercial mortgages	$2,155	$1,961	$4,284	$2,721	$1,047	$1,384	$13,552

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,913	$4,400	$2,617	$987	$130	$1,452	$11,499
30 to 59 days past due	—	20	45	25	—	5	95
90 days or more past due	—	—	—	—	—	21	21
Total commercial mortgages	$1,913	$4,420	$2,662	$1,012	$130	$1,478	$11,615

As of June 30, 2021 and December 31, 2020, we had $25 million and $0 million, respectively, of commercial mortgage loans that were 90 days or more past due and still accruing interest.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our commercial mortgage loan portfolio in non-accrual status:

(In millions)	June 30, 2021	December 31, 2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$38	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	37	38
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—	—

During the three and six months ended June 30, 2021 and 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the value of the underlying collateral. Loan-to-value information is updated annually as part of the re-underwriting process supporting the National Association of Insurance Commissioners (NAIC) risk-based capital rating criteria. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, by origination year:

	June 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 50%	$199	$462	$617	$223	$150	$1,032	$2,683
50% to 59%	697	298	1,335	718	347	184	3,579
60% to 69%	901	611	1,938	1,305	449	115	5,319
70% to 79%	280	492	365	372	101	16	1,626
100% or greater	—	—	—	—	—	37	37
Commercial mortgage loans	$2,077	$1,863	$4,255	$2,618	$1,047	$1,384	$13,244

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$431	$600	$201	$152	$44	$1,153	$2,581
50% to 59%	315	1,320	765	300	40	147	2,887
60% to 69%	583	1,988	1,222	440	46	106	4,385
70% to 79%	478	485	375	95	—	13	1,446
80% to 99%	—	—	—	25	—	21	46
100% or greater	—	—	—	—	—	38	38
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

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

	June 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Greater than 1.20x	$1,523	$1,147	$2,546	$2,126	$797	$1,259	$9,398
1.00x – 1.20x	554	546	954	135	30	105	2,324
Less than 1.00x	—	170	755	357	220	20	1,522
Commercial mortgage loans	$2,077	$1,863	$4,255	$2,618	$1,047	$1,384	$13,244

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$1,274	$2,964	$2,440	$846	$129	$1,369	$9,022
1.00x – 1.20x	533	1,122	36	70	1	101	1,863
Less than 1.00x	—	307	87	96	—	8	498
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate, real assets, credit, equity and natural resources. Investment funds can meet the definition of VIEs, which are discussed further in Note 4 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related party:

	June 30, 2021		December 31, 2020
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$510	44.0%	$348	43.3%
Credit funds	96	8.3%	107	13.3%
Private equity	281	24.2%	267	33.3%
Real assets	272	23.5%	81	10.1%
Total investment funds	1,159	100.0%	803	100.0%
Investment funds – related parties
Differentiated investments
A-A Mortgage Opportunities, L.P. (A-A Mortgage)[1]	77	1.2%	444	8.4%
Catalina Holdings Ltd. (Catalina)	348	5.5%	334	6.3%
Athora Holding Ltd. (Athora)[1]	723	11.4%	709	13.4%
Venerable Holdings, Inc. (Venerable)[1]	329	5.2%	123	2.3%
Other	346	5.5%	279	5.3%
Total differentiated investments	1,823	28.8%	1,889	35.7%
Real estate	1,269	20.1%	828	15.7%
Credit funds	417	6.6%	375	7.1%
Private equity	531	8.4%	473	8.9%
Real assets	344	5.4%	172	3.3%
Natural resources	122	1.9%	113	2.1%
Public equities	88	1.4%	110	2.1%
Investment in Apollo[1]	1,730	27.4%	1,324	25.1%
Total investment funds – related parties	6,324	100.0%	5,284	100.0%
Total investment funds including related party	$7,483		$6,087

[1] Our Venerable investment is in its parent company, VA Capital Company LLC (VA Capital). See further discussion on this investment and our investments in Apollo, Athora and A-A Mortgage in Note 10 – Related Parties.

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2021		December 31, 2020
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$1,159	$1,794	$803	$1,265
Investment in related parties – investment funds	6,324	8,927	5,284	7,989
Investment in fixed maturity securities	27,808	27,307	23,325	23,027
Investment in related parties – fixed maturity securities	8,610	10,010	7,834	8,126
Investment in related parties – equity securities	115	115	72	72
Total non-consolidated investments	$44,016	$48,153	$37,318	$40,479

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	5,236	$150	$112	4,417	$134	$181
Foreign currency forwards	4,470	39	3	2,038	3	9
Foreign currency interest rate swaps	1,807	6	59	—	—	—
Foreign currency forwards on net investments	227	2	—	173	—	2
Total derivatives designated as hedges		197	174		137	192
Derivatives not designated as hedges
Equity options	54,975	3,718	20	53,666	3,209	22
Futures	35	52	—	24	58	2
Total return swaps	219	4	—	97	6	—
Foreign currency swaps	1,759	70	—	1,510	96	—
Interest rate swaps	492	29	3	803	—	34
Credit default swaps	10	—	4	10	—	4
Foreign currency forwards	4,296	81	13	3,595	17	44
Embedded derivatives
Funds withheld including related party		2,125	49		2,806	59
Interest sensitive contract liabilities		—	13,635		—	12,873
Total derivatives not designated as hedges		6,079	13,724		6,192	13,038
Total derivatives		$6,276	$13,898		$6,329	$13,230

Derivatives Designated as Hedges

Cash Flow Hedges – We use foreign currency swaps to convert foreign currency denominated cash flows of investments or liabilities to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. These swaps will expire by March 2052. The following is a summary of the gains (losses) related to cash flow hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Foreign currency swaps – Other comprehensive income	$88	$(83)	$57	$318
Foreign currency swaps – Investment related gains (losses)	27	—	27	—

There were no amounts deemed ineffective during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, no amounts are expected to be reclassified to income within the next 12 months.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	June 30, 2021		December 31, 2020
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities – Foreign currency forwards	$3,684	$25	$1,932	$117
Interest sensitive contract liabilities
Foreign currency forwards	84	5	65	(1)
Foreign currency interest rate swaps	1,802	42	—	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

(In millions)	Derivatives	Hedged Items	Amount Excluded	Net
Three months ended June 30, 2021
Investment related gains (losses)
Foreign currency forwards	$(13)	$29	$—	$16
Foreign currency interest rate swaps	5	(9)	—	(4)
Interest sensitive contract benefits
Foreign currency interest rate swaps	5	(4)	—	1

Three months ended June 30, 2020
Investment related gains (losses) – Foreign currency forwards	$(20)	$17	$—	$(3)

(In millions)	Derivatives	Hedged Items	Amount Excluded	Net
Six months ended June 30, 2021
Investment related gains (losses)
Foreign currency forwards	$205	$(188)	$—	$17
Foreign currency interest rate swaps	(31)	32	—	1
Interest sensitive contract benefits
Foreign currency interest rate swaps	6	(5)	—	1

Six months ended June 30, 2020
Investment related gains (losses) – Foreign currency forwards	$(8)	$9	$—	$1

Foreign currency forward gains and losses excluded from the assessment of hedge effectiveness that were recognized in OCI were gains of $4 million and $0 million for the three months ended June 30, 2021 and 2020, respectively, and gains of $4 million and $0 million for the six months ended June 30, 2021 and 2020, respectively.

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended June 30, 2021 and 2020, these derivatives had losses of $0 million and $11 million, respectively. During the six months ended June 30, 2021 and 2020, these derivatives had losses of $2 million and gains of $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2021 and December 31, 2020, the cumulative foreign currency translation recorded in accumulated other comprehensive income (AOCI) related to these net investment hedges were losses of $2 million and $0 million, respectively. During the three and six months ended June 30, 2021 and 2020, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Equity options	$1,044	$672	$1,546	$(909)
Futures	44	(3)	55	13
Swaps	5	55	36	(20)
Foreign currency forwards	(19)	(23)	(50)	44
Embedded derivatives on funds withheld	1,391	1,629	258	183
Amounts recognized in investment related gains (losses)	2,465	2,330	1,845	(689)
Embedded derivatives in indexed annuity products[1]	(1,183)	(1,534)	(848)	(357)
Total gains (losses) on derivatives not designated as hedges	$1,282	$796	$997	$(1,046)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2021
Derivative assets	$4,151	$(176)	$(3,890)	$85	$—	$85
Derivative liabilities	(214)	176	33	(5)	—	(5)

December 31, 2020
Derivative assets	$3,523	$(165)	$(3,196)	$162	$(46)	$116
Derivative liabilities	(298)	165	144	11	—	11

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, amounts not subject to master netting or similar agreements were immaterial.

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

4. Variable Interest Entities

As of June 30, 2021, we consolidate the following VIEs:
•Hamlet Securitization Trust 2020-CRE1 (Hamlet)
•A-A SPN-9 (ASREII - ACRASP), L.P. and A-A SPN-9 (ASREII - ALRESP), L.P. (collectively, A-A SPN-9)
•A-A Offshore 2021-1 (Java), L.P. (Java)
•NNN AGP Opportunities Fund, L.P. and NNN AGP Opportunities Fund II, L.P. (collectively, NNN AGP Opportunities)

Hamlet was formed to securitize a portion of our commercial mortgage loan portfolio as CMBS securities held by AHL subsidiaries and third-party cedant portfolios. Securitization of these commercial mortgage loans allows retention of the full economics of these assets while being able to pledge these assets as collateral to the Federal Home Loan Bank (FHLB) under the funding agreement program. As of June 30, 2021 and December 31, 2020, Hamlet primarily held $1,812 million and $1,880 million, respectively, of commercial mortgage loans. As substantially all of the activities and economics of Hamlet are conducted on our behalf, we are the primary beneficiary and consolidate Hamlet and the assets are included in mortgage loans on the condensed consolidated balance sheets. Additionally, as Hamlet is in the form of a trust, the commercial mortgage loan assets are included in the pledged assets and funds in trust table in Note 11 – Commitments and Contingencies.

A-A SPN-9 is comprised of limited partnership entities that invest in an underlying investment fund. As of June 30, 2021, A-A SPN-9 primarily held $163 million of investment funds. We are the only limited partner in these entities and receive all of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity which are Apollo affiliates and related parties. We do not have any direct voting rights as a limited partner at the A-A SPN-9 level, but we do have an ability to dissolve the underlying investment that results in dissolution of the entities. Therefore, as we have a unilateral ability to ultimately dissolve the entities and also own all of the economics in each of the entities, we are deemed to be the primary beneficiary of the VIEs.

Java is an investment fund. As of June 30, 2021, Java primarily held $185 million of investment funds and $17 million of other assets. We are both the general partner and the only limited partner in this investment fund and receive all of the economic benefits and losses. As the general partner, we hired an Apollo affiliate as the related party investment manager who receives management fees and service fees, as applicable. We hold both the power, as a general partner, and significant economics, as a limited partner, satisfying the primary beneficiary criteria.

NNN AGP Opportunities is an investment fund formed to purchase US-based net lease properties. As of June 30, 2021, NNN AGP Opportunities primarily held $68 million of related party investment funds. We are both the general partner and a limited partner of the fund. As the general partner, we hired an Apollo affiliate as the related party investment manager who receives management fees and service fees, as applicable. We hold both the power, as a general partner, and significant economics, as a limited partner, satisfying the primary beneficiary criteria.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$334	$—	$324	$10	$—
US state, municipal and political subdivisions	1,016	—	—	1,016	—
Foreign governments	416	—	—	414	2
Corporate	63,674	—	—	62,691	983
CLO	13,183	—	—	12,907	276
ABS	5,299	—	—	3,818	1,481
CMBS	2,454	—	—	2,403	51
RMBS	6,462	—	—	6,462	—
Total AFS securities	92,838	—	324	89,721	2,793
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	105	—	—	105	—
Corporate	1,544	—	—	1,544	—
CLO	3	—	—	—	3
ABS	132	—	—	94	38
CMBS	90	—	—	88	2
RMBS	185	—	—	129	56
Total trading securities	2,065	—	3	1,963	99
Equity securities	398	—	76	300	22
Mortgage loans	18	—	—	—	18
Investment funds	496	130	—	—	366
Funds withheld at interest – embedded derivative	1,373	—	—	—	1,373
Derivative assets	4,151	—	52	4,099	—
Short-term investments	101	—	58	43	—
Other investments	105	—	—	105	—
Cash and cash equivalents	8,057	—	8,057	—	—
Restricted cash	669	—	669	—	—
Investments in related parties
AFS securities
Corporate	177	—	—	177	—
CLO	2,039	—	—	2,039	—
ABS	4,831	—	—	594	4,237
Total AFS securities – related party	7,047	—	—	2,810	4,237
Trading securities
CLO	60	—	—	30	30
ABS	1,680	—	—	—	1,680
Total trading securities – related party	1,740	—	—	30	1,710
Equity securities	115	—	—	—	115
Investment funds	2,616	95	—	—	2,521
Funds withheld at interest – embedded derivative	752	—	—	—	752
Reinsurance recoverable	1,946	—	—	—	1,946
Total assets measured at fair value	$124,487	$225	$9,239	$99,071	$15,952
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$13,635	$—	$—	$—	$13,635
Universal life benefits	1,188	—	—	—	1,188
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,551	—	—	—	1,551
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	743	—	—	—	743
Derivative liabilities	214	—	—	210	4
Funds withheld liability – embedded derivative	49	—	—	49	—
Total liabilities measured at fair value	$17,380	$—	$—	$259	$17,121

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$351	$—	$332	$19	$—
US state, municipal and political subdivisions	1,033	—	—	999	34
Foreign governments	368	—	—	366	2
Corporate	58,180	—	—	57,402	778
CLO	9,569	—	—	9,361	208
ABS	4,270	—	—	3,470	800
CMBS	2,169	—	—	2,126	43
RMBS	6,913	—	—	6,913	—
Total AFS securities	82,853	—	332	80,656	1,865
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	106	—	—	106	—
Corporate	1,577	—	—	1,577	—
CLO	4	—	—	—	4
ABS	128	—	—	93	35
CMBS	52	—	—	52	—
RMBS	220	—	—	173	47
Total trading securities	2,093	—	3	2,004	86
Equity securities	330	—	57	262	11
Mortgage loans	19	—	—	—	19
Investment funds	161	144	—	—	17
Funds withheld at interest – embedded derivative	1,944	—	—	—	1,944
Derivative assets	3,523	—	58	3,465	—
Short-term investments	222	—	146	74	2
Other investments	105	—	—	105	—
Cash and cash equivalents	7,704	—	7,704	—	—
Restricted cash	738	—	738	—	—
Investments in related parties
AFS securities
Corporate	215	—	—	20	195
CLO	1,520	—	—	1,520	—
ABS	4,785	—	—	676	4,109
Total AFS securities – related party	6,520	—	—	2,216	4,304
Trading securities
CLO	54	—	—	4	50
ABS	1,475	—	—	—	1,475
Total trading securities – related party	1,529	—	—	4	1,525
Equity securities	72	—	—	—	72
Investment funds	2,119	86	—	—	2,033
Funds withheld at interest – embedded derivative	862	—	—	—	862
Reinsurance recoverable	2,100	—	—	—	2,100
Total assets measured at fair value	$112,894	$230	$9,038	$88,786	$14,840
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$12,873	$—	$—	$—	$12,873
Universal life benefits	1,308	—	—	—	1,308
Future policy benefits
AmerUs Closed Block	1,600	—	—	—	1,600
ILICO Closed Block and life benefits	776	—	—	—	776
Derivative liabilities	298	—	2	292	4
Funds withheld liability – embedded derivative	59	—	—	59	—
Total liabilities measured at fair value	$16,914	$—	$2	$351	$16,561

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Trading securities	$61	$191	$(8)	$(32)
Investment funds	495	466	435	166
Future policy benefits	(54)	(92)	49	(27)
Total gains (losses)	$502	$565	$476	$107

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

The following summarizes information for fair value option mortgage loans:

(In millions)	June 30, 2021	December 31, 2020
Unpaid principal balance	$16	$17
Mark to fair value	2	2
Fair value	$18	$19

There were no fair value option mortgage loans 90 days or more past due as of June 30, 2021 and December 31, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended June 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	782	4	6	74	117	983	—	6
CLO	174	—	—	102	—	276	—	—
ABS	1,207	16	(5)	304	(41)	1,481	—	(5)
CMBS	48	1	—	2	—	51	—	1
Trading securities
CLO	—	—	—	3	—	3	—	—
ABS	35	—	—	—	3	38	—	—
CMBS	—	—	—	2	—	2	—	—
RMBS	59	(5)	—	—	2	56	(1)	—
Equity securities	14	8	—	—	—	22	7	—
Mortgage loans	18	—	—	—	—	18	—	—
Investment funds	171	13	—	182	—	366	13	—
Funds withheld at interest – embedded derivative	636	737	—	—	—	1,373	—	—
Investments in related parties
AFS securities
Corporate	201	—	—	—	(201)	—	—	—
ABS	4,131	5	2	99	—	4,237	—	2
Trading securities
CLO	44	(7)	—	—	(7)	30	(7)	—
ABS	1,641	8	—	31	—	1,680	7	—
Equity securities	114	(8)	—	9	—	115	(8)	—
Investment funds	1,970	483	—	68	—	2,521	483	—
Funds withheld at interest – embedded derivative	580	172	—	—	—	752	—	—
Reinsurance recoverable	1,880	66	—	—	—	1,946	—	—
Total Level 3 assets	$13,707	$1,493	$3	$876	$(127)	$15,952	$494	$4

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,473)	$(1,183)	$—	$21	$—	$(13,635)	$—	$—
Universal life benefits	(1,108)	(80)	—	—	—	(1,188)	—	—
Future policy benefits
AmerUs Closed Block	(1,497)	(54)	—	—	—	(1,551)	—	—
ILICO Closed Block and life benefits	(757)	14	—	—	—	(743)	—	—
Derivative liabilities	(5)	1	—	—	—	(4)	1	—
Total Level 3 liabilities	$(15,840)	$(1,302)	$—	$21	$—	$(17,121)	$1	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2020
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$37	$—	$3	$—	$—	$40	$—	$3
Corporate	1,233	—	41	(32)	(368)	874	—	41
CLO	122	—	2	39	(3)	160	—	2
ABS	917	1	9	(39)	(20)	868	—	10
CMBS	45	(5)	(1)	(4)	14	49	—	(1)
RMBS	42	—	2	1	(29)	16	—	—
Trading securities
Corporate	32	4	—	—	(30)	6	4	—
CLO	3	—	—	—	—	3	—	—
ABS	14	—	—	(14)	—	—	—	—
RMBS	70	2	—	—	(17)	55	7	—
Equity securities	7	(1)	—	—	—	6	(1)	—
Mortgage loans	26	—	—	(1)	—	25	(1)	—
Investment funds	21	(4)	—	—	—	17	(4)	—
Funds withheld at interest – embedded derivative	(374)	1,137	—	—	—	763	—	—
Short-term investments	67	—	(1)	53	(5)	114	—	—
Investments in related parties
AFS securities, ABS	1,887	4	169	1	—	2,061	—	169
Trading securities
CLO	32	5	—	—	8	45	4	—
ABS	676	74	—	74	—	824	74	—
Equity securities	49	4	—	(1)	—	52	4	—
Investment funds	979	470	—	361	—	1,810	470	—
Funds withheld at interest – embedded derivative	(15)	575	—	—	—	560	—	—
Reinsurance recoverable	2,115	(16)	—	—	—	2,099	—	—
Total Level 3 assets	$7,985	$2,250	$224	$438	$(450)	$10,447	$557	$224

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(9,089)	$(1,534)	$—	$(517)	$—	$(11,140)	$—	$—
Universal life benefits	(1,322)	(1)	—	—	—	(1,323)	—	—
Future policy benefits
AmerUs Closed Block	(1,481)	(92)	—	—	—	(1,573)	—	—
ILICO Closed Block and life benefits	(778)	17	—	—	—	(761)	—	—
Derivative liabilities	(7)	2	—	—	—	(5)	2	—
Total Level 3 liabilities	$(12,677)	$(1,608)	$—	$(517)	$—	$(14,802)	$2	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$(1)	$(1)	$(32)	$—	$—	$(1)
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	8	21	56	120	983	—	22
CLO	208	—	1	67	—	276	—	1
ABS	800	1	27	743	(90)	1,481	—	35
CMBS	43	—	5	3	—	51	—	4
Trading securities
CLO	4	—	—	(1)	—	3	—	—
ABS	35	—	—	—	3	38	—	—
CMBS	—	—	—	2	—	2	—	—
RMBS	47	(8)	—	—	17	56	(3)	—
Equity securities	11	11	—	—	—	22	11	—
Mortgage loans	19	—	—	(1)	—	18	—	—
Investment funds	17	16	—	224	109	366	16	—
Funds withheld at interest – embedded derivative	1,944	(571)	—	—	—	1,373	—	—
Short-term investments	2	—	—	—	(2)	—	—	—
Investments in related parties
AFS securities
Corporate	195	—	6	—	(201)	—	—	—
ABS	4,109	—	(25)	214	(61)	4,237	—	(25)
Trading securities
CLO	50	9	—	—	(29)	30	13	—
ABS	1,475	43	—	162	—	1,680	45	—
Equity securities	72	1	—	42	—	115	1	—
Investment funds	2,033	419	—	69	—	2,521	419	—
Funds withheld at interest – embedded derivative	862	(110)	—	—	—	752	—	—
Reinsurance recoverable	2,100	(154)	—	—	—	1,946	—	—
Total Level 3 assets	$14,840	$(335)	$34	$1,579	$(166)	$15,952	$502	$36

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$(848)	$—	$86	$—	$(13,635)	$—	$—
Universal life benefits	(1,308)	120	—	—	—	(1,188)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	49	—	—	—	(1,551)	—	—
ILICO Closed Block and life benefits	(776)	33	—	—	—	(743)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(16,561)	$(646)	$—	$86	$—	$(17,121)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$1	$—	$—	$(1)	$—	$—	$—	$—
Corporate	132	—	(8)	(50)	74	203	(86)	117
CLO	110	—	—	(8)	102	—	—	—
ABS	1,128	—	(20)	(804)	304	3	(44)	(41)
CMBS	3	—	—	(1)	2	—	—	—
Trading securities
CLO	3	—	—	—	3	—	—	—
ABS	35	—	(35)	—	—	3	—	3
CMBS	2	—	—	—	2	—	—	—
RMBS	—	—	—	—	—	4	(2)	2
Investment funds	182	—	—	—	182	—	—	—
Investments in related parties
AFS securities
Corporate	—	—	—	—	—	—	(201)	(201)
ABS	365	—	—	(266)	99	—	—	—
Trading securities
CLO	4	—	—	(4)	—	12	(19)	(7)
ABS	109	—	—	(78)	31	—	—	—
Equity securities	11	—	—	(2)	9	—	—	—
Investment funds	68	—	—	—	68	—	—	—
Total Level 3 assets	$2,153	$—	$(63)	$(1,214)	$876	$225	$(352)	$(127)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(197)	$—	$218	$21	$—	$—	$—
Total Level 3 liabilities	$—	$(197)	$—	$218	$21	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$—	$—	$—	$(32)	$(32)	$122	$(490)	$(368)
CLO	44	—	—	(5)	39	—	(3)	(3)
ABS	1	—	—	(40)	(39)	31	(51)	(20)
CMBS	—	—	(4)	—	(4)	18	(4)	14
RMBS	1	—	—	—	1	—	(29)	(29)
Trading securities
Corporate	—	—	—	—	—	6	(36)	(30)
ABS	—	—	(14)	—	(14)	—	—	—
RMBS	—	—	—	—	—	4	(21)	(17)
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	53	—	—	—	53	—	(5)	(5)
Investments in related parties
AFS securities, ABS	1	—	—	—	1	—	—	—
Trading securities
CLO	—	—	—	—	—	11	(3)	8
ABS	88	—	—	(14)	74	—	—	—
Equity securities	—	—	—	(1)	(1)	—	—	—
Investment funds	361	—	—	—	361	—	—	—
Total Level 3 assets	$549	$—	$(18)	$(93)	$438	$192	$(642)	$(450)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(646)	$—	$129	$(517)	$—	$—	$—
Total Level 3 liabilities	$—	$(646)	$—	$129	$(517)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$(1)	$(1)	$—	$(32)	$(32)
Foreign governments	1	—	—	(1)	—	—	—	—
Corporate	110	—	(9)	(45)	56	235	(115)	120
CLO	110	—	—	(43)	67	—	—	—
ABS	935	—	—	(192)	743	57	(147)	(90)
CMBS	3	—	—	—	3	—	—	—
Trading securities
CLO	3	—	(4)	—	(1)	—	—	—
ABS	35	—	(35)	—	—	3	—	3
CMBS	2	—	—	—	2	—	—	—
RMBS	—	—	—	—	—	20	(3)	17
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Investment funds	224	—	—	—	224	109	—	109
Short-term investments	—	—	—	—	—	—	(2)	(2)
Investments in related parties
AFS securities
Corporate	—	—	—	—	—	—	(201)	(201)
ABS	1,026	—	(751)	(61)	214	—	(61)	(61)
Trading securities
CLO	8	—	(1)	(7)	—	—	(29)	(29)
ABS	228	—	—	(66)	162	—	—	—
Equity securities	45	—	—	(3)	42	—	—	—
Investment funds	69	—	—	—	69	—	—	—
Total Level 3 assets	$2,799	$—	$(800)	$(420)	$1,579	$424	$(590)	$(166)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(372)	$—	$458	$86	$—	$—	$—
Total Level 3 liabilities	$—	$(372)	$—	$458	$86	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$62	$—	$(10)	$(62)	$(10)	$209	$(38)	$171
CLO	78	—	—	(9)	69	—	(26)	(26)
ABS	48	—	(13)	(281)	(246)	44	(225)	(181)
CMBS	—	—	(4)	—	(4)	18	—	18
RMBS	—	—	—	—	—	16	—	16
Trading securities
Corporate	—	—	—	—	—	6	—	6
ABS	—	—	(16)	—	(16)	—	—	—
RMBS	—	—	—	—	—	6	(2)	4
Mortgage loans	—	—	—	(2)	(2)	—	—	—
Short-term investments	89	—	—	(15)	74	—	—	—
Investments in related parties
AFS securities, ABS	5	—	—	(54)	(49)	—	(162)	(162)
Trading securities
CLO	27	—	(13)	—	14	13	(3)	10
ABS	154	—	—	(14)	140	—	—	—
Equity securities	3	—	—	(3)	—	—	(6)	(6)
Investment funds	1,508	—	—	—	1,508	—	—	—
Total Level 3 assets	$1,974	$—	$(56)	$(440)	$1,478	$312	$(462)	$(150)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(762)	$—	$921	$159	$—	$—	$—
Total Level 3 liabilities	$—	$(762)	$—	$921	$159	$—	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	June 30, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$4,796	Discounted cash flow	Discount rate	1.4%	18.0%	4.9%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$13,635	Option budget method	Nonperformance risk	0.0%	0.8%	0.5%	[2]	Decrease
			Option budget	0.5%	3.4%	1.8%	[3]	Increase
			Surrender rate	5.1%	9.7%	7.1%	[4]	Decrease

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$5,858	Discounted cash flow	Discount rate	1.7%	35.0%	4.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$12,873	Option budget method	Nonperformance risk	0.0%	1.1%	0.5%	[2]	Decrease
			Option budget	0.6%	3.5%	1.9%	[3]	Increase
			Surrender rate	5.3%	9.5%	7.1%	[4]	Decrease

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

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. The carrying amount of the equity securities was $202 million, with a cumulative recorded impairment of $231 million as of June 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$17,372	$17,883	$—	$—	$—	$17,883
Investment funds	663	663	663	—	—	—
Policy loans	329	329	—	—	329	—
Funds withheld at interest	44,055	44,055	—	—	—	44,055
Other investments	1,575	1,575	—	—	—	1,575
Investments in related parties
Mortgage loans	819	831	—	—	—	831
Investment funds	3,708	3,708	3,708	—	—	—
Funds withheld at interest	11,824	11,824	—	—	—	11,824
Other investments	147	151	—	—	—	151
Total financial assets not carried at fair value	$80,492	$81,019	$4,371	$—	$329	$76,319

Financial liabilities
Interest sensitive contract liabilities	$100,445	$103,416	$—	$—	$—	$103,416
Long-term debt	2,468	2,820	—	—	2,820	—
Securities to repurchase	598	598	—	—	598	—
Funds withheld liability	388	388	—	—	388	—
Total financial liabilities not carried at fair value	$103,899	$107,222	$—	$—	$3,806	$103,416

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$15,245	$15,811	$—	$—	$—	$15,811
Investment funds	642	642	642	—	—	—
Policy loans	369	369	—	—	369	—
Funds withheld at interest	46,668	46,668	—	—	—	46,668
Other investments	467	471	—	—	—	471
Investments in related parties
Mortgage loans	674	694	—	—	—	694
Investment funds	3,165	3,165	3,165	—	—	—
Funds withheld at interest	12,168	12,168	—	—	—	12,168
Other investments	469	499	—	—	—	499
Total financial assets not carried at fair value	$79,867	$80,487	$3,807	$—	$369	$76,311

Financial liabilities
Interest sensitive contract liabilities	$94,685	$98,945	$—	$—	$—	$98,945
Long-term debt	1,976	2,259	—	—	2,259	—
Securities to repurchase	598	598	—	—	598	—
Funds withheld liability	393	393	—	—	393	—
Total financial liabilities not carried at fair value	$97,652	$102,195	$—	$—	$3,250	$98,945

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	287	115	—	402
Amortization	(303)	(106)	(91)	(500)
Impact of unrealized investment (gains) losses	85	27	44	156
Balance at June 30, 2021	$3,305	$893	$766	$4,964

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	281	83	—	364
Amortization	56	11	(4)	63
Impact of unrealized investment (gains) losses	—	(4)	15	11
Balance at June 30, 2020	$3,623	$915	$930	$5,468
7. Debt

Senior Notes—The following is a summary of our senior notes:

Issue date	January 12, 2018	April 3, 2020	October 8, 2020	May 25, 2021
Principal balance (in millions)	$1,000	$500	$500	$500
Interest rate	4.125%	6.150%	3.500%	3.950%
Maturity date	January 12, 2028	April 3, 2030	January 15, 2031	May 25, 2051

The senior notes are callable by AHL at any time. If called prior to three months before the scheduled maturity date, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

Interest expense on long-term debt was $25 million and $18 million for the three months ended June 30, 2021 and 2020, respectively, and $48 million and $29 million for the six months ended June 30, 2021 and 2020, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2021	$2,808	$(29)	$(717)	$(49)	$8	$2,021
Other comprehensive income (loss) before reclassifications	2,152	(15)	(459)	119	1	1,798
Less: Reclassification adjustments for gains (losses) realized[1]	(14)	(3)	3	27	—	13
Less: Income tax expense (benefit)	421	(2)	(97)	23	—	345
Less: Other comprehensive income (loss) attributable to noncontrolling interests	130	(3)	—	(3)	—	124
Balance at June 30, 2021	$4,423	$(36)	$(1,082)	$23	$9	$3,337

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2020	$(1,505)	$(259)	$195	$395	$—	$(1,174)
Other comprehensive income (loss) before reclassifications	5,637	271	(1,404)	(83)	(10)	4,411
Less: Reclassification adjustments for gains (losses) realized[1]	50	—	(52)	—	—	(2)
Less: Income tax expense (benefit)	1,060	51	(284)	(22)	—	805
Less: Other comprehensive income (loss) attributable to noncontrolling interests	246	(5)	—	14	(5)	250
Balance at June 30, 2020	$2,776	$(34)	$(873)	$320	$(5)	$2,184

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$5,352	$(53)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications	(1,232)	17	294	88	1	(832)
Less: Reclassification adjustments for gains (losses) realized[1]	(24)	(3)	5	27	—	5
Less: Income tax expense (benefit)	(232)	4	61	16	—	(151)
Less: Other comprehensive loss attributable to noncontrolling interests	(47)	(1)	—	(4)	—	(52)
Balance at June 30, 2021	$4,423	$(36)	$(1,082)	$23	$9	$3,337

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	(83)	(44)	(52)	318	(1)	138
Less: Reclassification adjustments for gains (losses) realized[1]	221	—	(67)	—	—	154
Less: Income tax expense (benefit)	(61)	(9)	3	75	—	8
Less: Other comprehensive income (loss) attributable to noncontrolling interests	87	(5)	—	(16)	1	67
Balance at June 30, 2020	$2,776	$(34)	$(873)	$320	$(5)	$2,184

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

	Class A
	Three months ended		Six months ended
(In millions, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$1,382	$824	$1,960

Basic weighted average shares outstanding	191.5	193.9	191.4
Dilutive effect of stock compensation plans and warrants	6.7	3.0	6.2
Diluted weighted average shares outstanding	198.2	196.9	197.6

Earnings per share
Basic	$7.21	$4.25	$10.24
Diluted	$6.97	$4.19	$9.92

	Six months ended June 30, 2020
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net loss available to Athene Holding Ltd. common shareholders – basic and diluted	$(114)	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	177.6	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans and warrants[1]	—	—	—	—	—	—
Diluted weighted average shares outstanding	177.6	25.4	3.3	0.8	1.0	2.4

Earnings per share
Basic	$(0.64)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$(0.64)	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

[1] The dilutive effective of stock compensation plans and warrants is antidilutive as a result of the net loss available to Athene Holding Ltd. common shareholders for the six months ended June 30, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the periods in which we had multiple classes of stock participating in earnings, we used the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 10 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the six months ended June 30, 2020 allocated all net income for the second quarter 2020 to Class A shares and, for the first quarter of 2020, used only the weighted average shares for the first quarter to allocate first quarter net loss to Class B and Class M shares; however, for Class B and Class M shares, the weighted average shares outstanding represented only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are included within the dilutive effect of stock compensation plans and warrants above if dilutive.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 0.6 million and 3.3 million shares, restricted stock units, options and warrants as of June 30, 2021 and 2020, respectively, for the three months ended and excluded 0.6 million and 11.2 million as of June 30, 2021 and 2020, respectively, for the six months ended.

10. Related Parties

Apollo

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	June 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Core	$47,764	25.0%	$49,392	27.3%
Core Plus	43,428	22.8%	41,516	23.0%
Yield	73,999	38.8%	64,693	35.8%
High Alpha	7,343	3.8%	6,200	3.4%
Other	18,257	9.6%	19,088	10.5%
Total sub-allocation assets	$190,791	100.0%	$180,889	100.0%

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

During the three months ended June 30, 2021 and 2020, we incurred management fees, inclusive of the base and sub-allocation fees, of $140 million and $123 million, respectively. During the six months ended June 30, 2021 and 2020, we incurred management fees, inclusive of the base and sub-allocation fees, of $284 million and $251 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of June 30, 2021 and December 31, 2020, management fees payable were $50 million and $41 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

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

Other related party transactions

A-A Mortgage – We have an equity method investment of $77 million and $444 million as of June 30, 2021 and December 31, 2020, respectively, in A-A Mortgage, which previously held an investment in AmeriHome. On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation. This transaction closed on April 7, 2021 and we recognized $182 million of revenue from the premium of the platform sale, net of carry and transaction expenses. Of the total, $174 million was recognized during the first quarter of 2021 as a result of the underlying investment being held at fair value. We have a loan purchase agreement with AmeriHome, which survived the sale. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased no residential mortgage loans under this agreement during the three months ended June 30, 2021 or 2020. We purchased $0 million and $169 million of residential mortgage loans under this agreement during the six months ended June 30, 2021 and 2020, respectively. Additionally, as of December 31, 2020, we held $360 million of investments issued by AmeriHome or AmeriHome affiliates as related party AFS securities on the condensed consolidated balances sheets.

MidCap – We have multiple investments in MidCap including profit participating notes, senior unsecured notes and redeemable preferred stock, which are included in related party AFS or trading securities on the condensed consolidated balance sheets. We also had advanced amounts to MidCap under a subordinated debt facility, which was included in related party other investments on the condensed consolidated balance sheets. During the second quarter 2021, the principal balance of the MidCap subordinated debt facility of $330 million was repaid and we received $19 million as a result of the early repayment.

The following summarizes our investments in MidCap:

(In millions)	June 30, 2021	December 31, 2020
Profit participating notes	$614	$534
Senior unsecured notes	157	—
Redeemable preferred stock	8	77
Subordinated debt facility	—	328
Total investment in MidCap	$779	$939

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $805 million and $630 million as of June 30, 2021 and December 31, 2020, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2021, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $723 million and $709 million as of June 30, 2021 and December 31, 2020, respectively. Additionally, as of June 30, 2021 and December 31, 2020, we had $119 million and $122 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $296 million as of June 30, 2021.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $329 million and $123 million as of June 30, 2021 and December 31, 2020, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners III Management, LLC (Crestview) and Reverence Capital Partners L.P. (Reverence), and is the parent of Venerable, which is the parent of VIAC.

On June 1, 2021, Apollo Hybrid Value Fund, L.P., AA Direct, L.P. and certain entities affiliated with Athora, collectively through an acquisition vehicle, AP Violet, L.P. (AP Violet), along with Crestview and Reverence agreed to acquire a portion of the minority equity investment in VA Capital from us and Apollo. In the second quarter of 2021, we sold a portion of our equity investment for $24 million to Crestview and Reverence. In July 2021, we sold an additional $66 million of the equity investment to AP Violet. Subject to certain regulatory approval, we will sell an additional $13 million to AP Violet later in the third quarter of 2021. Additionally, the sales to AP Violet also include $21 million of deferred consideration.

Additionally, we have a 15-year term loan receivable from Venerable due in 2033, which is included in related party other investments on the condensed consolidated balance sheets. The loan is held at the principal balance less allowances and was $147 million and $145 million as of June 30, 2021 and December 31, 2020, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the term loan to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of June 30, 2021 and December 31, 2020, we had $274 million and $214 million, respectively, of investments under the Strategic Partnership and these investments are typically included in related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have an investment in PK AirFinance (PK), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by an SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. As of June 30, 2021 and December 31, 2020, our investment in securitizations of loans originated by PK was $1,358 million and $1,373 million, respectively, and are included in related party AFS or trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investment in securitizations of loans originated by PK of $1,265 million as of June 30, 2021.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. ALRe currently holds 36.55% of the economic interests in ACRA, with ADIP holding the remaining 63.45%. During the three months ended June 30, 2021 and 2020, we received capital contributions of $85 million and $0 million, respectively, from ADIP and paid dividends of $0 million and $0 million, respectively, to ADIP. During the six months ended June 30, 2021 and 2020, we received capital contributions of $320 million and $240 million, respectively, from ADIP and paid dividends of $0 million and $46 million, respectively, to ADIP.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $11,449 million and $7,472 million as of June 30, 2021 and December 31, 2020, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2021 and December 31, 2020, we had $2,001 million and $2,002 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2021 and December 31, 2020, we had $16,069 million and $8,822 million, respectively, of FABN funding agreements outstanding. We had $8,985 million of FABN capacity remaining as of June 30, 2021.

During the third quarter of 2020, we established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special purpose entity to purchase funding agreements from us. As of June 30, 2021 and December 31, 2020, we had $1,000 million of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2021	December 31, 2020
AFS securities	$9,272	$9,884
Trading securities	70	60
Equity securities	27	26
Mortgage loans	4,813	5,028
Investment funds	166	68
Derivative assets	105	107
Short-term investments	—	52
Other investments	105	105
Restricted cash	669	738
Total restricted assets	$15,227	$16,068

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,397 million as of June 30, 2021. These letters of credit were issued for our reinsurance program and expire between December 10, 2021 and June 19, 2023.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of June 30, 2021, had an asset value of $421 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue will proceed to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The Superior Court issued a scheduling order providing for a July 2022 trial and the parties are currently engaged in discovery. The value of the guarantees included within the asset value reflected above is $195 million as of June 30, 2021.

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

12. Segment Information

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
•Investment gains (losses), net of offsets; and
•Noncontrolling interests, VIE expenses and other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income (loss):

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Retirement Services	$2,690	$1,589	$6,327	$4,058
Corporate and Other	539	446	577	116
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	1,092	754	1,585	(917)
Investment gains (losses), net of offsets	685	1,246	(172)	(439)
Noncontrolling interests, VIE expenses and other adjustments to revenues	1,417	363	2,497	31
Total revenues	$6,423	$4,398	$10,814	$2,849

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

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income (loss):

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Retirement Services	$634	$208	$1,418	$412
Corporate and Other	366	282	330	(30)
Non-operating adjustments
Investment gains (losses), net of offsets	517	775	(88)	(364)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(68)	(405)	420	(340)
Integration, restructuring and other non-operating expenses	(11)	(9)	(56)	(13)
Stock-based compensation, excluding LTIP	(1)	—	(1)	(10)
Income tax (expense) benefit – non-operating	(55)	(27)	(63)	104
Net income (loss) available to Athene Holding Ltd. common shareholders	$1,382	$824	$1,960	$(241)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents total assets by segment:

(In millions)	June 30, 2021	December 31, 2020
Retirement Services	$209,081	$197,295
Corporate and Other	6,468	5,476
Total assets	$215,549	$202,771

Deposits and premiums by the geographical location are as follows:

	Six months ended June 30,		Years ended December 31,
(In millions)	2021	2020	2020[1]	2019[1]
United States	$12,614	$10,384	$19,187	$16,614
Bermuda	3,520	27,536	35,692	1,893
Total premiums and deposits, net of ceded	$16,134	$37,920	$54,879	$18,507

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification between the United States and Bermuda geographical locations.

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

We have established a significant base of earnings and, as of June 30, 2021, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 8.8 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, PRT group annuities, funding agreements, payout annuities and other products.

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

Our total assets have grown to $215.5 billion as of June 30, 2021. Our book value per common share as of June 30, 2021 was $92.33. Our adjusted book value per common share was $67.46 as of June 30, 2021. Our consolidated annualized ROE for the six months ended June 30, 2021 and the year ended December 31, 2020 was 21.0% and 10.0%, respectively, and our consolidated annualized adjusted operating ROE was 28.2% and 12.1%, respectively. For the six months ended June 30, 2021 and the year ended December 31, 2020, in our Retirement Services segment, we generated an annualized net investment spread of 2.18% and 1.31%, respectively, and an annualized adjusted operating ROE of 32.6% and 16.9%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 2.85% and 2.09% for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. As of June 30, 2021, our deferred annuities had a weighted-average life of 8.6 years and made up a significant portion of our reserve liabilities.

The following table presents the inflows generated from our organic and inorganic channels:

	Three months ended June 30,		Six months ended June 30,
(In millions, except percentages)	2021	2020	2021	2020
Retail	$1,749	$1,791	$3,506	$3,037
Flow reinsurance	279	2,265	578	3,126
Funding agreements[1]	4,074	2,636	7,300	3,459
Pension risk transfer	1,474	229	4,367	1,246
Gross organic inflows	7,576	6,921	15,751	10,868
Gross inorganic inflows	—	28,792	—	28,792
Total gross inflows	7,576	35,713	15,751	39,660
Inflows attributable to ACRA noncontrolling interest	(1,681)	(18,268)	(3,151)	(18,268)
Net outflows[2]	(3,941)	(3,282)	(7,422)	(6,022)
Net flows	$1,954	$14,163	$5,178	$15,370

Gross organic inflows	$7,576	$6,921	$15,751	$10,868
Organic inflows attributable to ACRA noncontrolling interest	(1,681)	—	(3,151)	—
Net organic inflows	5,895	6,921	12,600	10,868
Net outflows[2]	(3,941)	(3,282)	(7,422)	(6,022)
Net organic flows	$1,954	$3,639	5,178	4,846

Net organic growth rate[3]	4.9%	11.4%	6.7%	7.8%
Average net invested assets	$158,259	$127,591	$155,570	$123,646

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $15.8 billion and $10.9 billion for the six months ended June 30, 2021 and 2020, respectively, which were underwritten to attractive, above target returns despite the historically low interest rate environment. Organic inflows increased $4.9 billion, or 45%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into the optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension risk benefit payments (collectively, liability outflows), in the aggregate, were $7.4 billion and $6.0 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in outflows compared to the prior year was consistent with our expectations and pricing assumptions, primarily related to a large number of 5 year MYGA contracts issued in 2016 through our flow reinsurance channel, which are coming out of surrender charge period in 2021. Net organic growth rate of 6.7% and 7.8% for the six months ended June 30, 2021 and 2020, respectively, decreased mainly due to an increase in organic inflows ceded to ACRA resulting in higher noncontrolling interests and the significant growth in our average net invested assets. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable PRT counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $3.5 billion and $3.0 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in our retail channel was primarily driven by the strong performance of our FIA products in the IMO and broker-dealer channels, and exhibits strong sales execution despite the challenging sales environment. Despite the significant headwinds, we have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 54 independent marketing organizations (IMO); approximately 62,000 independent agents; and our growing network of 18 banks and 110 regional broker-dealers. Our strong financial position and diverse, capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we are focusing on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $578 million and $3.1 billion for the six months ended June 30, 2021 and 2020, respectively. The decrease in our flow reinsurance channel from prior year was driven by maintaining our rate discipline in the lower interest rate environment amid a very competitive market. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $11.7 billion and $4.7 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in our institutional channel was driven by higher funding agreement inflows as well as higher PRT inflows. We issued funding agreements in the aggregate principal amount of $7.3 billion and $3.5 billion for the six months ended June 30, 2021 and 2020, respectively, which included fourteen issuances in six different currencies in 2021. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $7.3 billion under our FABN program for the six months ended June 30, 2021. During the six months ended June 30, 2021, we closed three PRT transactions and issued annuity contracts in the aggregate principal amount of $4.4 billion, compared to $1.3 billion during the six months ended June 30, 2020. Since entering the PRT channel in 2017 through June 30, 2021, we have closed 27 deals involving more than 305,000 plan participants resulting in the issuance or reinsurance of group annuities of $20.7 billion. We expect to grow our institutional channel by continuing to engage in PRT transactions and programmatic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. On June 18, 2020, we entered into an agreement with Jackson, effective June 1, 2020, pursuant to which we agreed to reinsure a block of fixed and fixed indexed annuities on a funds withheld coinsurance basis providing $28.8 billion of gross inflows. Utilizing the strategic benefits of ACRA, approximately 63% of the total capital deployment for the transaction will be funded by third-party investors and approximately 37% will be funded by ALRe. As part of the Jackson reinsurance transaction, ACRA made an equity investment in Jackson Financial Inc. (JFI), an indirect parent of Jackson, which closed on July 17, 2020. On January 28, 2021, Prudential plc announced its intent to reduce its controlling interest in JFI through a direct dividend demerger, which is expected to occur in the second half of 2021. We expect that our inorganic channel will continue to be an important source of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of June 30, 2021, we estimate that we have approximately $8.3 billion in capital available to deploy, consisting of approximately $4.0 billion in excess capital, $2.8 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.5 billion in available uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Strategic Transaction with Apollo

On February 28, 2020, we closed a transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at $1.1 billion, upon close, and $350 million of cash. Additionally, we converted our Class B common shares to Class A common shares and our Class M common shares to Class A common shares and warrants, eliminating our multi-class share structure. Changes in the value of the AOG units are reflected within the change in fair value of Apollo investment, net of tax line item and may present future volatility in our results of operations due to changes in the valuation of the AOG units. See Note 10 – Related Parties to the condensed consolidated financial statements for further discussion.

Merger with Apollo

On March 8, 2021, we entered into a Merger Agreement, by and among the Company, AGM, HoldCo, AHL Merger Sub, and AGM Merger Sub. The Company and AGM have agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine our respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo, (2) the Company merging with AHL Merger Sub, with the Company surviving such merger as a direct wholly owned subsidiary of HoldCo, and (3) as of the effective time of the Mergers, changing the name of HoldCo to be Apollo Global Management, Inc. At the effective time of the Mergers, each AHL Class A common share, subject to certain exceptions, will be converted automatically into the right to receive 1.149 shares of HoldCo common stock. The Mergers are expected to close in January 2022, subject to shareholder and regulatory approvals and other customary closing conditions.

Industry Trends and Competition

Market Conditions

Market activity in the second quarter of 2021 was defined by relatively low volatility, continued low spreads, and robust equity markets. The economic growth story in the US continued to look positive, despite concerns earlier in the year, as COVID-19 related restrictions were removed across most of the country. Continued improvements in employment metrics and an extremely strong real estate market boosted consumer confidence, which in turn lifted retail sales and a wide variety of other metrics. Equity markets responded to this growing enthusiasm by continuing their strong performance more or less throughout the quarter, registering all-time highs. Inflation concerns, which had been a primary driver of higher interest rates in the first quarter, diminished somewhat as most market participants looked through numbers distorted by comparison to 2020 levels impacted by COVID-19. The US Federal Reserve (Fed) did little to add clarity to the inflation picture, describing higher inflation as transitory, but remaining comfortable allowing inflation to drift towards and above its stated 2% goal.

Partially due to this lack of clarity, as well as some further mixed messaging from the Fed around the timing of a potential taper of its bond buying program and some minor rate changes in shorter dated maturities, rates decreased toward the end of the quarter. This trend continued well into July, with the net impact being an almost 50% retracement of the increase in rates which occurred in the first quarter of 2021. This had the predictable impact of attracting yield-focused buyers to the markets, and spreads tightened across almost all sectors of fixed income. Spreads in many sectors were already as low as post-2008 financial crisis levels, and some tightened further. New issue volume in almost all sectors was well absorbed.

COVID-19 related concerns played a smaller role than in recent quarters in terms of market impact – restrictions were rolled back in the US, as well as in select countries in Europe, but a troubling resurgence of COVID-19 linked to the Delta variant seems poised to potentially reverse that trend. Already, cities across Asia and Australia have returned to lockdown, and other countries could potentially do the same. Should the Delta variant continue to spread and impact unvaccinated communities, it is likely that markets would react.

Interest Rate Environment

Even if we dismiss the potential for a Delta variant-related flight to quality trade developing in short order, it is unlikely there will be a sustained move to higher rates in the short term. Inflation concerns could increase, but sustained yield buying tends to keep the rates from moving higher. With an increasingly uncertain COVID-19 impact and a growth story that is currently strong but fragile, rates are likely to remain range bound, if not drift further lower. At the same time, yields globally remain very close to all-time lows, if not outright negative, and the global hunt for yield continues. Even if COVID-19 concerns cease completely, a difficult (and differentiated) growth story in various parts of the world is likely to keep rates low and the need for yield significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. Recent trends of decreasing interest rates, as expected, have led to a decrease in our investment income from floating rate investments, an overall decrease in asset yields and an increase in the value of our existing investments, though we observed a slight reversal of this trend during the first half of 2021.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, which was experienced in the prior year. Our investment portfolio includes $31.9 billion of floating rate investments, or 20% of our net invested assets as of June 30, 2021.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of June 30, 2021, most of our products were deferred annuities with 22% of our FIAs at the minimum guarantees and 38% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2021, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 95 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension risk transfer obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2020 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Discontinuation of LIBOR

On December 4, 2020, the Intercontinental Exchange Benchmark Administrator (IBA), the party that administers the publication of LIBOR, published a consultation on its intention to cease publication of 1-week and 2-month US Dollar (USD) LIBOR (as well as all other non-USD LIBOR settings) immediately following the LIBOR publication on December 31, 2021 and the overnight and 1-, 3-, 6- and 12-month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The consultation closed on January 25, 2021 and on March 5, 2021, the IBA announced that in the absence of sufficient panel bank support and without the intervention of the UK Financial Conduct Authority (FCA) to compel continued panel bank contribution to LIBOR, it will not be possible for the IBA to publish the relevant LIBOR settings on a representative basis beyond the dates previously specified for such settings. On the same date, the FCA stated that, subject to the establishment of new proposed enhanced powers by the UK Government to manage an orderly transition away from LIBOR benchmarks, all USD and non-USD LIBOR settings will either cease to be provided by any administrator or will no longer be representative as of the dates specified by the IBA. In April 2021, the UK Financial Services Act 2021 was enacted to give the FCA enhanced powers, which include designating certain benchmarks as critical, and requiring administrators of such benchmarks to change the benchmarks’ methodologies (for example, to allow a change so LIBOR is no longer reliant on panel bank submissions and to allow it to become in effect a so-called “synthetic LIBOR”). In June 2021, the FCA issued a consultation on the use of its powers to compel the publication of a synthetic LIBOR. The consultation details the agency’s proposal to only require the continued publication of the 1-, 3- and 6- month settings of GBP and JPY LIBOR. Absent use of the FCA’s enhanced powers with respect to any of the remaining LIBOR settings beyond June 30, 2023, LIBOR will cease publication after June 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2021, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$31,249	$24,971
Product Liabilities	15,451	208
Derivatives Hedging Product Liabilities	18,907	1,269
Other Derivatives	2,068	2,068
Other Contracts	1,963	1,113
Total notional of contracts tied to LIBOR	$69,638	$29,629

Investments

As of June 30, 2021, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$676	$360
RMBS	3,483	3,120
CMBS	494	99
CLO	15,298	15,087
ABS	3,620	2,763
Bank Loans	694	316
Total Multi-lateral Arrangements	24,265	21,745
Bi-lateral Arrangements
CML	6,850	3,092
RML	134	134
Total Bi-lateral Arrangements	6,984	3,226
Total investments tied to LIBOR	$31,249	$24,971

Of the total notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023, $21.7 billion or 87.1% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the recently adopted New York LIBOR transition law, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.2 billion or 12.9% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Product Liabilities and Associated Hedging Instruments

As of June 30, 2021, we had product liabilities with a notional value of approximately $15.5 billion for which LIBOR is a component in the determination of interest credited, of which we expect $208 million to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of June 30, 2021, we held derivatives with a notional value of approximately $18.9 billion to hedge our exposure to these product liabilities, of which we expect $1.3 billion to extend beyond June 30, 2023. Included within this category are $3.9 billion of Eurodollar futures, of which we expect $1.1 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

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

Other Contracts and Other Sources of Exposure

The “Other Contracts” category is comprised of our LIBOR-based floating rate funding agreements, fixed-to-float Series A preference shares, and our credit agreement, if any amounts were to be outstanding, all of which contemplate the permanent discontinuation of LIBOR, are tied to LIBOR in a manner that is not expected to have a significant impact upon LIBOR’s discontinuation or have fallback provisions in place that provide for the determination of interest after the discontinuation of LIBOR. In addition to the other contracts for which we have quantified our exposure, we are party to contracts that are tied to LIBOR based upon the occurrence of some remote contingency, such as the accrual of penalty interest, or for which LIBOR is otherwise not a material term of the contract. These contracts do not lend themselves to quantification and are lower in priority in our LIBOR remediation efforts. Finally, LIBOR is used as a component in our internal derivative valuation models. We have begun to transition the benchmark yield curve in such models from LIBOR to the Secured Overnight Financing Rate and we expect to complete the transition prior to the discontinuation of LIBOR. Such transition may affect the valuation of our derivative instruments.

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

According to LIMRA, total fixed annuity market sales in the United States were $31.0 billion for the three months ended March 31, 2021, a 3.9% increase from the same time period in 2020 as a rise in interest rates and continued market gains driven by the economic recovery spurred growth in the U.S. annuity market. In the total fixed annuity market, for the three months ended March 31, 2021 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales of $1.7 billion, translating to a 5.4% market share. For the three months ended March 31, 2020, our market share was 4.1% with sales of $1.2 billion.

According to LIMRA, total fixed-indexed annuity market sales in the United States were $13.5 billion for the three months ended March 31, 2021, a 16.7% decrease from the same time period in 2020. For the three months ended March 31, 2021 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $1.6 billion, and our market share for the same period was 12.1%. For the three months ended March 31, 2020, we were the 4th largest provider of FIAs based on sales of $1.1 billion, translating to a 6.7% market share.

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

Adjusted operating earnings (loss) per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share are non-GAAP measures used to evaluate our financial performance and financial condition. The non-GAAP measures adjust the number of shares included in the corresponding GAAP measures to reflect the conversion or settlement of all shares and other stock-based awards outstanding. We believe these measures represent an economic view of our share counts and provide a simplified and consistent view of our outstanding shares. Adjusted operating earnings (loss) per common share is calculated as the adjusted operating income (loss) available to common shareholders, over the weighted average common shares outstanding – adjusted operating. Adjusted book value per common share is calculated as the adjusted AHL common shareholders’ equity divided by the adjusted operating common shares outstanding. Effective February 28, 2020, all Class B common shares were converted into Class A common shares and all Class M common shares were converted into warrants and Class A common shares. Our Class B common shares were economically equivalent to Class A common shares and were convertible to Class A common shares on a one-for-one basis at any time. Our Class M common shares were in the legal form of shares but economically functioned as options as they were convertible into Class A common shares after vesting and payment of the conversion price. In calculating Class A diluted earnings (loss) per share on a GAAP basis, we are required to apply sequencing rules to determine the dilutive impacts, if any, of our Class B common shares, Class M common shares and any other stock-based awards. To the extent our Class B common shares, Class M common shares and/or any other stock-based awards were not dilutive, after considering the dilutive effects of the more dilutive securities in the sequence, they were excluded. Weighted average common shares outstanding – adjusted operating and adjusted operating common shares outstanding assume conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the impacts of Class B common shares on a one-for-one basis, the impacts of all Class M common shares net of the conversion price and any other stock-based awards, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date. For certain historical periods, Class M shares were not included due to issuance restrictions which were contingent upon our IPO. Adjusted operating earnings (loss) per common share, weighted average common shares outstanding – adjusted operating and adjusted book value per common share should not be used as a substitute for basic earnings (loss) per share – Class A common shares, basic weighted average common shares outstanding – Class A or book value per common share. However, we believe the adjustments to the shares and equity are significant to gaining an understanding of our overall results of operations and financial condition.

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

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data and percentages)	2021	2020	2021	2020
Revenues	$6,423	$4,398	$10,814	$2,849
Benefits and expenses	4,433	3,317	8,685	3,150
Income (loss) before income taxes	1,990	1,081	2,129	(301)
Income tax expense (benefit)	184	150	246	(16)
Net income (loss)	1,806	931	1,883	(285)
Less: Net income (loss) attributable to noncontrolling interests	389	88	(148)	(81)
Net income (loss) attributable to Athene Holding Ltd.	1,417	843	2,031	(204)
Less: Preferred stock dividends	35	19	71	37
Net income (loss) available to AHL common shareholders	$1,382	$824	$1,960	$(241)

Earnings (loss) per common share - basic Class A	$7.21	$4.25	$10.24	$(0.64)
Earnings (loss) per common share – diluted Class A1	$6.97	$4.19	$9.92	$(0.64)
ROE	29.6%	26.8%	21.0%	(3.4)%

[1] Diluted earnings (loss) per common share on a GAAP basis for Class A common shares, including diluted Class A weighted average common shares outstanding, includes the dilutive impacts, if any, for all stock-based awards, and for the six months ended June 30, 2020, the dilutive impacts, if any, of Class B and Class M common shares.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

In this section, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $558 million, or 68%, to $1.4 billion in 2021 from $824 million in 2020. ROE increased to 29.6% from 26.8% in 2020. The increase in net income available to AHL common shareholders was driven by a $2.0 billion increase in revenues, partially offset by an increase of $1.1 billion in benefits and expenses, a $301 million increase in noncontrolling interests and a $34 million increase in income tax expense.

Revenues

Revenues increased by $2.0 billion to $6.4 billion in 2021 from $4.4 billion in 2020. The increase was driven by an increase in premiums, an increase in net investment income and an increase in investment related gains and losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premiums increased by $1.2 billion to $1.6 billion in 2021 from $355 million in the prior year, driven by higher PRT premiums compared to the prior year.

Net investment income increased by $702 million to $2.0 billion in 2021 from $1.3 billion in the prior year, primarily driven by favorable alternative investment performance, growth in our investment portfolio attributed to strong net flows during the previous twelve months and the Jackson reinsurance transaction, the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS returns, partially offset by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income due to the lower interest rate environment.

Investment related gains and (losses) increased by $62 million to $2.6 billion in 2021 from $2.5 billion in the prior year, primarily due to the change in fair value of FIA hedging derivatives, partially offset by the change in fair value of reinsurance assets and the change in fair value of trading securities. The change in fair value of FIA hedging derivatives increased $419 million primarily driven by the increase in derivatives hedging our FIA products resulting from strong growth in our FIA block of business over the previous twelve months benefiting from the favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 8.2% in 2021, compared to an increase of 20.0% in 2020. The change in fair value of reinsurance assets decreased $238 million primarily driven by the change in the value of the underlying assets related to less favorable credit spread tightening and changes in US Treasury rates compared to the prior year, partially offset by growth in our reinsurance asset portfolio as a result of the Jackson reinsurance transaction. The unfavorable change in fair value of trading securities of $130 million was mainly due to less favorable credit spread tightening and changes in US Treasury rates compared to the prior year.

Benefits and Expenses

Benefits and expenses increased by $1.1 billion to $4.4 billion in 2021 from $3.3 billion in 2020. The increase was driven by an increase in future policy and other policy benefits, partially offset by a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization.

Future policy and other policy benefits increased by $1.3 billion to $2.0 billion in 2021 from $674 million in 2020, primarily attributable to higher PRT obligations and an increase in the change in rider reserves. The change in rider reserves of $38 million was primarily driven by a favorable net change in FIA derivatives, growth in the block of business and higher gross profits, partially offset by the favorable change in actuarial experience and market impacts.

Interest sensitive contract benefits decreased by $97 million to $2.0 billion in 2021 from $2.1 billion in 2020, driven by a decrease in the change in FIA fair value embedded derivatives of $221 million, partially offset by growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the favorable change in discount rates used in our embedded derivative calculations as the current year experienced less of a decrease in discount rates compared to 2020, partially offset by the unfavorable equity market impacts as a result of higher FIA derivative balances in the current year benefiting from the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index.

DAC, DSI and VOBA amortization decreased by $88 million to $252 million in 2021 from $340 million in 2020, primarily due to the unfavorable changes in investment related gains and losses as a result of an unfavorable change in fair value of reinsurance assets and the favorable change in actuarial experience and market impacts, partially offset by the favorable change in net FIA derivatives as a result of a favorable change in discount rates as well as higher gross profits and growth in the block of business.

Taxes

Income tax expense increased by $34 million to $184 million in 2021 from $150 million in 2020. The income tax expense for 2021 was primarily driven by higher income before tax as a result of an increase in net investment income and a favorable change in net FIA derivatives.

Our effective tax rate in the second quarter of 2021 was 9% and 14% in 2020. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest increased by $301 million to $389 million in 2021 from $88 million in 2020, primarily due to growth in business reinsured to ACRA including the Jackson reinsurance transaction driving a favorable change in the fair value of reinsurance assets as a result of favorable credit spread tightening and changes in US Treasury rates in the current quarter.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

In this section, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss) Available to AHL Common Shareholders

Net income (loss) available to AHL common shareholders increased by $2.2 billion, or 913%, to $2.0 billion in 2021 from $(241) million in 2020. ROE increased to 21.0% from (3.4)% in 2020. The increase in net income (loss) available to AHL common shareholders was driven by an $8.0 billion increase in revenues and a $67 million decrease in noncontrolling interests, partially offset by an increase of $5.5 billion in benefits and expenses, a $262 million increase in income tax expense and a $34 million increase in preferred stock dividends.

Revenues

Revenues increased by $8.0 billion to $10.8 billion in 2021 from $2.8 billion in 2020. The increase was driven by an increase in investment related gains and losses, an increase in premiums and an increase in net investment income.

Investment related gains and (losses) increased by $3.1 billion to $2.1 billion in 2021 from $(1.0) billion in the prior year, primarily due to the change in fair value of FIA hedging derivatives, the change in the provision for credit losses, the change in fair value of reinsurance assets and an increase in equity securities reflecting the prior year decline in financial markets. The change in fair value of FIA hedging derivatives increased $2.5 billion driven by the favorable performance of the indices upon which our call options are based and an increase in derivatives hedging our FIA products resulting from strong growth in our FIA block of business over the previous twelve months. The majority of our call options are based on the S&P 500 index which increased 14.4% in 2021, compared to a decrease of 4.0% in 2020. The favorable change in the provision for credit losses of $301 million was primarily due to the initial establishment of the allowance in the first quarter of 2020 and the unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19. The change in fair value of reinsurance assets increased $75 million primarily driven by growth in our reinsurance asset portfolio as a result of the Jackson reinsurance transaction, partially offset by the change in the value of the underlying assets related to the increase in US Treasury rates compared to a decrease in the prior year.

Premiums increased by $3.1 billion to $4.6 billion in 2021 from $1.5 billion in the prior year, driven by higher PRT premiums compared to prior year.

Net investment income increased by $1.6 billion to $3.7 billion in 2021 from $2.1 billion in the prior year, primarily driven by favorable alternative investment performance, growth in our investment portfolio attributed to strong net flows during the previous twelve months and the Jackson reinsurance transaction, the favorable change in the fair value of our investment in Apollo of $263 million mainly attributable to the change in valuation price compared to prior year, the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS returns, partially offset by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income due to the lower interest rate environment.

Benefits and Expenses

Benefits and expenses increased by $5.5 billion to $8.7 billion in 2021 from $3.1 billion in 2020. The increase was driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and an increase policy and other operating expenses.

Future policy and other policy benefits increased by $3.2 billion to $5.3 billion in 2021 from $2.0 billion in 2020, primarily attributable to higher PRT obligations as well as an increase in the change in rider reserves. The change in rider reserves of $154 million was primarily driven by a favorable net change in FIA derivatives and higher gross profits, partially offset by the favorable change in actuarial experience and market impacts.

Interest sensitive contract benefits increased by $1.6 billion to $2.4 billion in 2021 from $757 million in 2020, driven by an increase in the change in FIA fair value embedded derivatives of $1.3 billion and growth in the block of business, including the Jackson reinsurance transaction. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 14.4% in 2021, compared to a decrease of 4% in 2020, partially offset by a favorable change in discount rates used in our embedded derivative calculations as the current year experienced an increase in discount rates compared to a decrease in rates in 2020.

DAC, DSI and VOBA amortization increased by $563 million to $500 million in 2021 from $(63) million in 2020, primarily due to the favorable changes in net FIA derivatives and higher gross profits, partially offset by the favorable change in actuarial experience and market impacts.

Policy and other operating expenses increased by $119 million to $525 million in 2021 from $406 million in 2020, primarily driven by the significant growth in the business and the accrual of costs associated with the previously announced merger with Apollo.

Taxes

Income tax expense (benefit) increased by $262 million to $246 million in 2021 from $(16) million in 2020. The income tax expense for 2021 was primarily driven by higher income before tax due to the favorable change in net FIA derivatives, an increase in net investment income, and unrealized gains on our investment in Apollo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our effective tax rate in 2021 was 12% and 5% in 2020. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest decreased by $67 million to $(148) million in 2021 from $(81) million in 2020, driven by the net loss related to noncontrolling interests in ACRA. The net loss attributable to noncontrolling interests was primarily due to an unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios, magnified by the Jackson reinsurance transaction.

Preferred Stock Dividends

Preferred stock dividends increased by $34 million to $71 million in 2021 from $37 million in 2020, driven by dividends paid on recent preferred stock issuances.

Results of Operations by Segment

The following summarizes our adjusted operating income (loss) available to common shareholders by segment:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data and percentages)	2021	2020	2021	2020
Net income (loss) available to AHL common shareholders	$1,382	$824	$1,960	$(241)

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	57	(11)	76	1
Unrealized, allowances and other investment gains (losses)	32	52	132	(317)
Change in fair value of reinsurance assets	554	1,113	(311)	(164)
Offsets to investment gains (losses)	(126)	(379)	15	116
Investment gains (losses), net of offsets	517	775	(88)	(364)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(68)	(405)	420	(340)
Integration, restructuring and other non-operating expenses	(11)	(9)	(56)	(13)
Stock compensation expense	(1)	—	(1)	(10)
Income tax (expense) benefit – non-operating	(55)	(27)	(63)	104
Less: Total non-operating adjustments	382	334	212	(623)
Adjusted operating income available to common shareholders	$1,000	$490	$1,748	$382

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$634	$208	$1,418	$412
Corporate and Other	366	282	330	(30)
Adjusted operating income available to common shareholders	$1,000	$490	$1,748	$382

Adjusted operating earnings per common share[1]	$5.04	$2.49	$8.84	$2.01
Adjusted operating ROE	30.8%	19.4%	28.2%	7.8%
Retirement Services adjusted operating ROE	27.6%	11.1%	32.6%	11.4%
[1] Represents Class A common shares outstanding or weighted average common shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the dilutive impacts, if any, for all stock-based awards, and for the six months ended June 30, 2020, the dilutive impacts, if any, of Class B and Class M common shares, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $510 million, or 104%, to $1.0 billion in 2021 from $490 million in 2020. Adjusted operating ROE was 30.8%, up from 19.4% in 2020. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax increased by $509 million, or 431%, to $627 million in 2021 from $118 million in 2020. The increase in adjusted operating income available to common shareholders was driven by an increase in our Retirement Services segment of $426 million and an increase in our Corporate and Other segment of $84 million.

Our consolidated net investment earned rate was 4.40% in 2021, an increase from 3.29% in 2020, primarily due to the favorable performance in our alternative investment portfolio, partially offset by slightly lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 16.73% in 2021, an increase from (6.75)% in 2020, primarily driven by higher Venerable returns and the prior year reflecting the unfavorable performance of alternatives reported on a lag attributed to the economic downturn from the spread of COVID-19, partially offset by the sale of AmeriHome in 2021, which experienced favorable returns in the prior year. Fixed and other net investment earned rate was 3.75% in 2021, a decrease from 3.78% in 2020, primarily driven by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income, partially offset by the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS returns.

Non-operating Adjustments

Non-operating adjustments increased by $48 million to $382 million in 2021 from $334 million in 2020. The increase in non-operating adjustments was primarily driven by the change in net FIA derivatives and an increase in realized gains on the sale of AFS securities, partially offset by the change in fair value of reinsurance assets. Net FIA derivatives were favorable by $337 million primarily due to the favorable change in discount rates used in our embedded derivative calculations as well as the favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, with the current year results amplified by strong growth in our FIA block over the previous twelve months. The increase in realized gains on AFS securities of $68 million was primarily due to redeploying the Jackson reinsurance portfolio. The change in fair value of reinsurance assets was unfavorable by $559 million primarily due to the less favorable credit spread tightening and the less favorable change in US Treasury rates compared to the prior year.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $1.4 billion, or 358%, to $1.7 billion in 2021 from $382 million in 2020. Adjusted operating ROE was 28.2%, up from 7.8% in 2020. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax increased by $1.1 billion, or 460%, to $1.4 billion in 2021 from $249 million in 2020. The increase in adjusted operating income available to common shareholders was driven by an increase in our Retirement Services segment of $1.0 billion and an increase in our Corporate and Other segment of $360 million.

Our consolidated net investment earned rate was 4.83% in 2021, an increase from 3.56% in 2020, primarily due to the favorable performance in our alternative investment portfolio, partially offset by lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 27.67% in 2021, an increase from (4.70)% in 2020, primarily driven by higher Venerable and MidCap returns, higher AmeriHome returns attributed to the sale in April and the increase in the market value of our equity position in OneMain. Additionally, the prior year experienced unfavorable performance of alternative investments reported on a lag attributed to the economic downturn from the spread of COVID-19. Fixed and other net investment earned rate was 3.66% in 2021, a decrease from 3.97% in 2020, primarily driven by lower new money rates reflecting the prolonged lower interest rate environment, lower floating rate investment income and lower returns on the assets from the Jackson reinsurance transaction, partially offset by the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS returns.

Non-operating Adjustments

Non-operating adjustments increased by $835 million to $212 million in 2021 from $(623) million in 2020. The increase in non-operating adjustments was primarily driven by the change in net FIA derivatives and a change in the provision for credit losses, partially offset by the change in fair value of reinsurance assets and higher non-operating expenses related to the accrual of costs associated with the previously announced merger with Apollo. Net FIA derivatives were favorable by $760 million primarily due to the favorable change in discount rates used in our embedded derivative calculations and the favorable performance of the equity indices to which our FIA policies are linked. The favorable change in the provision for credit losses of $294 million (net of noncontrolling interests) was primarily due to the initial establishment of the allowance in the first quarter of 2020 as well as unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19. The change in fair value of reinsurance assets was unfavorable by $147 million primarily driven by the increase in US Treasury rates in the current year compared to a decrease in the prior year, partially offset by favorable credit spread tightening in the current year compared to credit spread widening in the prior year.

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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $426 million, or 205%, to $634 million in 2021, from $208 million in 2020. Adjusted operating ROE was 27.6%, up from 11.1% in the prior period. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds. Net investment earnings increased $584 million primarily driven by favorable alternative investment performance, $29.5 billion of growth in our average net invested assets attributed to a strong growth in inflows and the Jackson reinsurance transaction, the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS income, partially offset by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income. Cost of funds were $150 million higher primarily related to an increase in cost of crediting as a result of growth in the block of business. Other liability costs were slightly higher than prior year driven by higher gross profits and growth in the block of business, partially offset by the favorable change in actuarial experience and market impacts.

Net Investment Spread

	Three months ended June 30,
	2021	2020
Net investment earned rate	4.30%	3.44%
Cost of funds	2.40%	2.48%
Net investment spread	1.90%	0.96%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 94 basis points to 1.90% in 2021 from 0.96% in 2020. Net investment earned rate increased 86 basis points due to a higher alternative net investment earned rate, partially offset by the decline in the fixed and other net investment earned rate. The alternative net investments earned rate increased in 2021 to 16.27% from (4.38)% in 2020, primarily driven by higher Venerable returns mainly due to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company and the prior year reflecting the unfavorable performance of alternatives reported on a lag attributed to the economic downturn from the spread of COVID-19, partially offset by the sale of AmeriHome in 2021, which experienced favorable returns in the prior year. The fixed and other net investment earned rate decreased in 2021 to 3.75% from 3.78% in 2020, primarily attributed to lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income, partially offset by the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS returns and lower levels of cash during the current quarter.

Cost of funds decreased by 8 basis points to 2.40% in 2021, from 2.48% in 2020, due to lower other liability costs and cost of crediting. Other liability costs decreased 5 basis points primarily driven by the favorable change in rider reserves and DAC amortization related to the change in actuarial experience and market impacts as well as favorable other liability costs from the Jackson reinsurance transaction, partially offset by higher gross profits. Cost of crediting decreased 3 basis points primarily driven by lower rates on recent funding agreement issuances and PRT transactions and the favorable decrease in deferred annuity rates mainly due to favorable rate actions and lower option costs, partially offset by an increase in the institutional block of business at higher crediting rates.

Investment Margin on Deferred Annuities

	Three months ended June 30,
	2021	2020
Net investment earned rate	4.30%	3.44%
Cost of crediting on deferred annuities	1.87%	1.94%
Investment margin on deferred annuities	2.43%	1.50%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, increased by 93 basis points to 2.43% in 2021, from 1.50% in 2020, driven by an increase in the net investment earned rate and a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $1.0 billion, or 244%, to $1.4 billion in 2021, from $412 million in 2020. Adjusted operating ROE was 32.6%, up from 11.4% in the prior year. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds and higher operating tax expense related to higher taxable earnings in 2021. Net investment earnings increased $1.3 billion primarily driven by the favorable alternative investment performance, $30.7 billion of growth in our average net invested assets from prior year attributed to a strong growth in inflows and the Jackson reinsurance transaction, the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS income, partially offset by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate income. Cost of funds were $278 million higher primarily related to an increase in cost of crediting as a result of growth in the block of business, including the Jackson reinsurance transaction. Other liability costs were higher than prior year primarily driven by higher rider reserves and DAC amortization as a result of higher gross profits, partially offset by the favorable change in actuarial experience and market impacts.

Net Investment Spread

	Six months ended June 30,
	2021	2020
Net investment earned rate	4.73%	3.73%
Cost of funds	2.55%	2.73%
Net investment spread	2.18%	1.00%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 118 basis points to 2.18% in 2021 from 1.00% in 2020. Net investment earned rate increased 100 basis points due to a higher alternative net investment earned rate, partially offset by the decline in the fixed and other net investment earned rate. The alternative net investments earned rate increased in 2021 to 29.30% from (1.95)% in 2020, primarily driven by higher Venerable returns attributed to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company, higher AmeriHome returns attributed to the sale in April and higher MidCap returns as a result of a valuation increase in the year relating to a capital raise price at a premium compared to a decrease in valuation in the prior year. Additionally, the prior year experienced unfavorable performance of alternative investments reported on a lag attributed to the economic downturn from the spread of COVID-19. The fixed and other net investment earned rate decreased in 2021 to 3.66% from 3.98% in 2020, primarily attributed to lower new money rates reflecting the prolonged lower interest rate environment, lower floating rate investment income and lower returns on the assets from the Jackson reinsurance transaction, partially offset by the early redemptions of two loans, higher bond call income and mortgage prepayments and higher RMBS returns.

Cost of funds decreased by 18 basis points to 2.55% in 2021, from 2.73% in 2020, due to lower other liability costs and cost of crediting. Other liability costs decreased 14 basis points primarily driven by the favorable change in rider reserves and DAC amortization related to the change in actuarial experience and market impacts as well as favorable other liability costs from the Jackson reinsurance transaction, partially offset by higher gross profits. Cost of crediting decreased 4 basis points primarily driven by lower rates on recent funding agreement issuances and PRT transactions and favorable deferred annuity rates due to favorable rate actions and lower option costs, partially offset by an increase in the institutional block of business at higher crediting rates.

Investment Margin on Deferred Annuities

	Six months ended June 30,
	2021	2020
Net investment earned rate	4.73%	3.73%
Cost of crediting on deferred annuities	1.88%	1.92%
Investment margin on deferred annuities	2.85%	1.81%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, increased by 104 basis points to 2.85% in 2021, from 1.81% in 2020, driven by an increase in the net investment earned rate and a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $84 million to $366 million from $282 million for the three months ended June 30, 2021 and 2020, respectively. The increase in adjusted operating income available to common shareholders was primarily driven by favorable alternative investment performance due to higher natural resources income as a result of unfavorable economic conditions in the prior period and higher Athora income. These items were partially offset by higher preferred stock dividends and interest expense due to recent preferred share and senior debt issuances.

Adjusted operating income (loss) available to common shareholders increased by $360 million to $330 million from $(30) million for the six months ended June 30, 2021 and 2020, respectively. The increase in adjusted operating income (loss) available to common shareholders was primarily driven by a favorable change of $221 million on our investment in Apollo, net of tax, as well as favorable alternative investment performance from an increase in the market value of our equity position in OneMain, higher credit fund income due to the decline in CLO equities in the prior year related to the unfavorable economic conditions, and higher Athora income. These items were partially offset by higher preferred stock dividends and interest expense due to recent preferred share and senior debt issuances.

Consolidated Investment Portfolio
We had consolidated investments, including related parties, of $194.5 billion and $182.4 billion as of June 30, 2021 and December 31, 2020, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo, inclusive of base and sub-allocation fees, of $140 million and $123 million, respectively, during the three months ended June 30, 2021 and 2020, and $284 million and $251 million, respectively, during the six months ended June 30, 2021 and 2020. The total amounts we have incurred, directly and indirectly, from Apollo and its affiliates were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Investment management agreements[1,2]	$192	$139	$387	$291
Fund investments[3]	51	29	111	11
Other[4]	2	13	13	22
Gross fees	245	181	511	324
ACRA noncontrolling interest[5]	23	9	48	14
Net fees	$222	$172	$463	$310

[1] Excludes $1 million of sub-advisory fees paid to ISG for the benefit of third-party sub-advisors for each of the three months ended June 30, 2021 and 2020, respectively, and excludes $2 million and $1 million for the six months ended June 30, 2021 and 2020, respectively.

[2] Includes $53 million and $24 million of fees charged by Apollo to third-party cedants for the three months ended June 30, 2021 and 2020, respectively, and $108 million and $48 million for the six months ended June 30, 2021 and 2020, respectively, with respect to assets supporting obligations reinsured to us. Third-party cedants bear legal responsibility for payment of the investment management fees charged; however, we are the beneficiaries of the services performed and the fees ultimately reduce the settlement payments received from such third-party cedants.

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
Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $160.8 billion and $150.2 billion as of June 30, 2021 and December 31, 2020, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$92,838	47.7%	$82,853	45.4%
Trading securities, at fair value	2,065	1.1%	2,093	1.2%
Equity securities	600	0.3%	532	0.3%
Mortgage loans, net of allowances	17,390	8.9%	15,264	8.4%
Investment funds	1,159	0.6%	803	0.4%
Policy loans	329	0.2%	369	0.2%
Funds withheld at interest	45,428	23.4%	48,612	26.7%
Derivative assets	4,151	2.1%	3,523	1.9%
Short-term investments	101	0.1%	222	0.1%
Other investments, net of allowances	1,680	0.8%	572	0.3%
Total investments	165,741	85.2%	154,843	84.9%
Investments in related parties
AFS securities, at fair value	7,047	3.6%	6,520	3.6%
Trading securities, at fair value	1,740	0.9%	1,529	0.8%
Equity securities, at fair value	115	0.1%	72	—%
Mortgage loans, net of allowances	819	0.4%	674	0.4%
Investment funds	6,324	3.2%	5,284	2.9%
Funds withheld at interest	12,576	6.5%	13,030	7.1%
Other investments, net of allowances	147	0.1%	469	0.3%
Total related party investments	28,768	14.8%	27,578	15.1%
Total investments including related party	$194,509	100.0%	$182,421	100.0%
The increase in our total investments, including related party, as of June 30, 2021 of $12.1 billion compared to December 31, 2020 was primarily driven by growth from gross organic inflows of $15.8 billion in excess of liability outflows of $7.4 billion and an increase in the market valuation of several investment funds. These increases were partially offset by unrealized losses on AFS securities in the six months ended June 30, 2021 of $1.2 billion and funds withheld at interest portfolios, both of which were attributed to an increase in US Treasury rates, partially offset by credit spreads tightening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of June 30, 2021, these investments totaled $28.8 billion, or 13.3% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including PK AirFinance, MidCap and, until its sale in April 2021, AmeriHome. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies, investments in Apollo managed funds and our investment in Apollo. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$12,576	5.8%	$13,030	6.4%
Securitizations of unaffiliated assets where Apollo is manager	9,079	4.2%	8,156	4.0%
Investments in Apollo funds	2,771	1.3%	2,071	1.0%
Strategic investments in Apollo direct origination platforms	1,045	0.5%	1,664	0.8%
Strategic investment in Apollo	1,730	0.8%	1,324	0.7%
Strategic investments in insurance companies	1,548	0.7%	1,314	0.6%
Other	19	—%	19	—%
Total related party investments	$28,768	13.3%	$27,578	13.5%

As of June 30, 2021, the majority of the related party investments, or 10.0% of our total assets, were related to the Venerable reinsurance portfolio and securities for which Apollo is the manager of the securitization vehicle, but the underlying collateral, borrower or other credit party is unaffiliated with us. Approximately 3.3% of total assets were comprised of strategic investments in affiliated companies or Apollo funds. The related party net invested assets, which look through to the underlying assets of the funds withheld and modco reinsurance portfolios’ investments, were $21.9 billion, or 13.5% of our total net invested assets as of June 30, 2021. Approximately 8.4% of net invested assets were comprised of securitizations where Apollo was the manager of the securitization vehicle but the underlying collateral, borrower or other credit party is unaffiliated with us, while 5.1% was comprised of strategic investments in affiliated companies or Apollo funds.

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$347	$—	$2	$(15)	$334	0.3%
US state, municipal and political subdivisions	871	—	146	(1)	1,016	1.0%
Foreign governments	393	—	26	(3)	416	0.4%
Corporate	58,832	(5)	5,179	(332)	63,674	63.8%
CLO	13,162	(3)	108	(84)	13,183	13.2%
ABS	5,180	(10)	185	(56)	5,299	5.3%
CMBS	2,420	(6)	94	(54)	2,454	2.5%
RMBS	6,135	(83)	423	(13)	6,462	6.5%
Total AFS securities	87,340	(107)	6,163	(558)	92,838	93.0%
AFS securities – related party
Corporate	168	—	9	—	177	0.2%
CLO	2,032	(2)	16	(7)	2,039	2.0%
ABS	4,791	—	76	(36)	4,831	4.8%
Total AFS securities – related party	6,991	(2)	101	(43)	7,047	7.0%
Total AFS securities including related party	$94,331	$(109)	$6,264	$(601)	$99,885	100.0%

	December 31, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351	0.4%
US state, municipal and political subdivisions	864	—	169	—	1,033	1.2%
Foreign governments	330	—	38	—	368	0.4%
Corporate	51,934	(6)	6,368	(116)	58,180	65.1%
CLO	9,631	(1)	145	(206)	9,569	10.7%
ABS	4,259	(6)	140	(123)	4,270	4.8%
CMBS	2,165	(10)	85	(71)	2,169	2.4%
RMBS	6,568	(80)	447	(22)	6,913	7.7%
Total AFS securities	76,100	(103)	7,395	(539)	82,853	92.7%
AFS securities – related party
Corporate	213	—	2	—	215	0.2%
CLO	1,511	(1)	23	(13)	1,520	1.7%
ABS	4,720	—	95	(30)	4,785	5.4%
Total AFS securities – related party	6,444	(1)	120	(43)	6,520	7.3%
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$21,508	21.5%	$20,637	23.1%
Financial	21,043	21.1%	17,759	19.9%
Utilities	14,145	14.2%	13,471	15.1%
Communication	3,566	3.6%	3,155	3.5%
Transportation	3,589	3.6%	3,373	3.8%
Total corporate	63,851	64.0%	58,395	65.4%
Other government-related securities
US state, municipal and political subdivisions	1,016	1.0%	1,033	1.2%
Foreign governments	416	0.4%	368	0.4%
US government and agencies	334	0.3%	351	0.4%
Total non-structured securities	65,617	65.7%	60,147	67.4%
Structured securities
CLO	15,222	15.2%	11,089	12.4%
ABS	10,130	10.1%	9,055	10.1%
CMBS	2,454	2.6%	2,169	2.4%
RMBS
Agency	26	—%	29	—%
Non-agency	6,436	6.4%	6,884	7.7%
Total structured securities	34,268	34.3%	29,226	32.6%
Total AFS securities including related party	$99,885	100.0%	$89,373	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $99.9 billion and $89.4 billion as of June 30, 2021 and December 31, 2020, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows, partially offset by unrealized losses on AFS securities in the six months ended June 30, 2021 of $1.2 billion. The decrease in unrealized gains and losses was attributed to an increase in US Treasury rates, partially offset by credit spreads tightening.

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
1 As of December 31, 2020, the NAIC had introduced 20 NAIC designation modifiers that will be applied to each NAIC designation to determine a security’s NAIC designation category (i.e., NAIC 1.A through 1.G, NAIC 2.A through 2.C, NAIC 3.A through 3.C, NAIC 4.A through 4.C, NAIC 5.A through 5.C and NAIC 6). The NAIC has approved new unique risk-based capital charges for each of the 20 designated categories for reporting effective December 31, 2021.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$42,865	$45,430	45.5%	$38,171	$41,532	46.5%
2	45,102	47,979	48.0%	38,231	41,704	46.7%
Total investment grade	87,967	93,409	93.5%	76,402	83,236	93.2%
3	4,878	5,033	5.0%	4,777	4,853	5.4%
4	1,280	1,257	1.3%	1,191	1,145	1.3%
5	138	118	0.1%	149	114	0.1%
6	68	68	0.1%	25	25	—%
Total below investment grade	6,364	6,476	6.5%	6,142	6,137	6.8%
Total AFS securities including related party	$94,331	$99,885	100.0%	$82,544	$89,373	100.0%

A significant majority of our AFS portfolio, 93.5% and 93.2% as of June 30, 2021 and December 31, 2020, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$38,530	38.5%	$33,553	37.5%
BBB	41,725	41.8%	34,404	38.5%
Non-rated[1]	11,353	11.4%	12,732	14.3%
Total investment grade	91,608	91.7%	80,689	90.3%
BB	4,114	4.1%	4,020	4.5%
B	1,183	1.2%	1,030	1.2%
CCC	1,448	1.4%	1,557	1.7%
CC and lower	881	0.9%	973	1.1%
Non-rated[1]	651	0.7%	1,104	1.2%
Total below investment grade	8,277	8.3%	8,684	9.7%
Total AFS securities including related party	$99,885	100.0%	$89,373	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 8.3% and 9.7% as of June 30, 2021 and December 31, 2020, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSROs as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of June 30, 2021 and December 31, 2020, non-rated securities were comprised of 64% and 54%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 19% and 18%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of June 30, 2021 and December 31, 2020, 95% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $10.1 billion and $9.1 billion as of June 30, 2021 and December 31, 2020, respectively. The increase in our ABS portfolio was primarily driven by the deployment of strong inflows. As of June 30, 2021 and December 31, 2020, our ABS portfolio included $9.0 billion (89% of the total) and $8.1 billion (89% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $9.2 billion (91% of the total) and $8.0 billion (88% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $15.2 billion and $11.1 billion as of June 30, 2021 and December 31, 2020, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$9,662	63.5%	$6,786	61.2%
2	5,305	34.9%	3,934	35.5%
Total investment grade	14,967	98.4%	10,720	96.7%
3	248	1.6%	356	3.2%
4	7	—%	9	0.1%
5	—	—%	4	—%
6	—	—%	—	—%
Total below investment grade	255	1.6%	369	3.3%
Total AFS CLO including related party	$15,222	100.0%	$11,089	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,502	62.4%	$6,781	61.2%
BBB	5,287	34.7%	3,930	35.4%
Non-rated	177	1.2%	9	0.1%
Total investment grade	14,966	98.3%	10,720	96.7%
BB	248	1.6%	356	3.2%
B	8	0.1%	9	0.1%
CCC	—	—%	4	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	256	1.7%	369	3.3%
Total AFS CLO including related party	$15,222	100.0%	$11,089	100.0%

As of June 30, 2021 and December 31, 2020, a substantial majority of our AFS CLO portfolio, 98.4% and 96.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong inflows in the current year.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.5 billion and $2.2 billion as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, our CMBS portfolio included $1.8 billion (72% of the total) and $1.6 billion (72% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $1.9 billion (78% of the total) and $1.6 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.5 billion and $6.9 billion as of June 30, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$5,692	88.1%	$6,196	89.6%
2	328	5.1%	232	3.4%
Total investment grade	6,020	93.2%	6,428	93.0%
3	257	4.0%	323	4.7%
4	113	1.7%	120	1.7%
5	27	0.4%	37	0.5%
6	45	0.7%	5	0.1%
Total below investment grade	442	6.8%	485	7.0%
Total AFS RMBS	$6,462	100.0%	$6,913	100.0%

NRSRO rating agency designation
AAA/AA/A	$922	14.3%	$872	12.6%
BBB	648	10.0%	635	9.2%
Non-rated[1]	2,074	32.1%	2,187	31.6%
Total investment grade	3,644	56.4%	3,694	53.4%
BB	128	2.0%	233	3.4%
B	221	3.4%	261	3.8%
CCC	1,364	21.1%	1,509	21.8%
CC and lower	881	13.6%	971	14.1%
Non-rated[1]	224	3.5%	245	3.5%
Total below investment grade	2,818	43.6%	3,219	46.6%
Total AFS RMBS	$6,462	100.0%	$6,913	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 93.2% and 93.0% as of June 30, 2021 and December 31, 2020, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of June 30, 2021 and December 31, 2020, NRSRO characterized 56.4% and 53.4%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of June 30, 2021, our AFS securities, including related party, had a fair value of $99.9 billion, which was 5.9% above amortized cost of $94.3 billion. As of December 31, 2020, our AFS securities, including related party, had a fair value of $89.4 billion, which was 8.3% above amortized cost of $82.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	June 30, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$10,044	$(162)	$9,882	98.4%	$45,430	(0.4)%
2	10,149	(239)	9,910	97.6%	47,979	(0.5)%
Total investment grade	20,193	(401)	19,792	98.0%	93,409	(0.4)%
3	1,496	(45)	1,451	97.0%	5,033	(0.9)%
4	420	(29)	391	93.1%	1,257	(2.3)%
5	75	(12)	63	84.0%	118	(10.2)%
6	41	(1)	40	97.6%	68	(1.5)%
Total below investment grade	2,032	(87)	1,945	95.7%	6,476	(1.3)%
Total	$22,225	$(488)	$21,737	97.8%	$99,885	(0.5)%

	December 31, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,010	$(129)	$4,881	97.4%	$41,532	(0.3)%
2	4,732	(168)	4,564	96.4%	41,704	(0.4)%
Total investment grade	9,742	(297)	9,445	97.0%	83,236	(0.4)%
3	1,646	(119)	1,527	92.8%	4,853	(2.5)%
4	563	(61)	502	89.2%	1,145	(5.3)%
5	54	(11)	43	79.6%	114	(9.6)%
6	1	—	1	100.0%	25	—%
Total below investment grade	2,264	(191)	2,073	91.6%	6,137	(3.1)%
Total	$12,006	$(488)	$11,518	95.9%	$89,373	(0.5)%

The gross unrealized losses on AFS securities, including related parties, was $488 million as of each of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, we held $6.9 billion and $6.9 billion, respectively, in energy sector fixed maturity securities, or 7% and 8%, respectively, of the total fixed maturity securities, including related parties. The gross unrealized capital losses on these securities were $23 million and $28 million, or 5% and 6% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

As of June 30, 2021 and December 31, 2020, we held an allowance for credit losses on AFS securities of $109 million and $104 million, respectively. During the six months ended June 30, 2021, we recorded a change in provision for credit losses on AFS securities of $5 million, of which all $5 million had an income statement impact. During the six months ended June 30, 2020, we recorded a change in provision of $158 million, of which $96 million had an income statement impact. These changes were primarily driven by the establishment of the allowance for credit losses in the first quarter of 2020 as well as an increase in RMBS and corporate allowances in the prior year as a result of the spread of COVID-19. The intent-to-sell impairments for the six months ended June 30, 2021 and 2020 were $3 million and $15 million, respectively. The decrease was primarily a result of the continued recovery from the economic downturn experienced in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of June 30, 2021 and December 31, 2020, 35% and 34% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	June 30, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$3,585	$3,672	10.4%	$2,407	$2,597	8.6%
Italy	6	8	—%	6	8	—%
Spain	54	60	0.2%	51	59	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	3,645	3,740	10.6%	2,464	2,664	8.8%
Other Europe	8,538	9,197	26.4%	7,991	8,925	29.6%
Total Europe	12,183	12,937	37.0%	10,455	11,589	38.4%
Non-US North America	15,579	15,857	45.5%	13,188	13,335	44.3%
Australia & New Zealand	2,231	2,401	6.9%	1,925	2,143	7.1%
Central & South America	843	858	2.5%	620	666	2.2%
Africa & Middle East	1,734	1,779	5.1%	1,599	1,680	5.6%
Asia/Pacific	1,021	1,046	3.0%	661	712	2.4%
Supranational	1	1	—%	1	1	—%
Total	$33,592	$34,879	100.0%	$28,449	$30,126	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 95.8% and 94.8% of these securities are investment grade by NAIC designation as of June 30, 2021 and December 31, 2020. As of June 30, 2021, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $3.7 billion and $2.7 billion of exposure in these countries as of June 30, 2021 and December 31, 2020, respectively. A significant majority of these assets relate to Ireland and are primarily made up of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of June 30, 2021, we held United Kingdom and Channel Islands AFS securities of $3.6 billion, or 3.6% of our AFS securities, including related parties. As of June 30, 2021, these securities were in a net unrealized gain position of $249 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $3.8 billion and $3.6 billion as of June 30, 2021 and December 31, 2020. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, MidCap profit participating notes, structured securities with embedded derivatives and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,125	22.7%	$3,589	22.5%
Retail	2,125	11.7%	2,083	13.1%
Apartment	2,710	14.9%	2,441	15.3%
Hotels	1,392	7.6%	1,294	8.1%
Industrial	1,956	10.7%	1,362	8.5%
Other commercial[1]	1,079	5.9%	679	4.3%
Total net commercial mortgage loans	13,387	73.5%	11,448	71.8%
Residential loans	4,822	26.5%	4,490	28.2%
Total mortgage loans, net of allowances	$18,209	100.0%	$15,938	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $18.2 billion and $15.9 billion as of June 30, 2021 and December 31, 2020, respectively. This included $2.0 billion and $1.9 billion of mezzanine mortgage loans as of June 30, 2021 and December 31, 2020, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2021 and December 31, 2020, we had $415 million and $128 million, respectively, of mortgage loans that were 90 days past due, of which $32 million and $38 million, respectively, were in the process of foreclosure. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of June 30, 2021, we had a mortgage loan valuation allowance of $229 million comprised of $165 million of CML and $64 million of RML allowances. As of December 31, 2020, we had a mortgage loan valuation allowance of $246 million comprised of $167 million of CML and $79 million of RML allowances. During the six months ended June 30, 2021, we recorded a change in provision for credit losses on CMLs of $(2) million and RMLs of $(14) million. During the six months ended June 30, 2020, we recorded a change in provision for credit losses on CMLs of $117 million and RMLs of $43 million. The decrease in provision for credit losses was primarily a result of the continued recovery from the economic downturn experienced in the prior year.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$510	6.8%	$348	5.7%
Credit funds	96	1.3%	107	1.8%
Private equity	281	3.8%	267	4.4%
Real assets	272	3.6%	81	1.3%
Natural resources	—	—%	—	—%
Other	—	—%	—	—%
Total investment funds	1,159	15.5%	803	13.2%
Investment funds – related parties
Differentiated investments
A-A Mortgage[1]	77	1.0%	444	7.3%
Catalina	348	4.7%	334	5.5%
Athora	723	9.7%	709	11.6%
Venerable	329	4.4%	123	2.0%
Other	346	4.6%	279	4.6%
Total differentiated investments	1,823	24.4%	1,889	31.0%
Real estate	1,269	17.0%	828	13.5%
Credit funds	417	5.5%	375	6.2%
Private equity	531	7.1%	473	7.8%
Real assets	344	4.6%	172	2.8%
Natural resources	122	1.6%	113	1.9%
Public equities	88	1.2%	110	1.8%
Investment in Apollo	1,730	23.1%	1,324	21.8%
Total investment funds – related parties	6,324	84.5%	5,284	86.8%
Total investment funds including related parties	$7,483	100.0%	$6,087	100.0%

1 In April of 2021, we sold our investment in AmeriHome which is held by A-A Mortgage. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year.

Overall, the total investment funds, including related party, were $7.5 billion and $6.1 billion, respectively, as of June 30, 2021 and December 31, 2020. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by deployment into real estate funds and an increase in the valuations of our investments in Apollo and Venerable, partially offset by the sale of AmeriHome.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of June 30, 2021, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US state, municipal and political subdivisions	$381	0.6%	$513	0.8%
Foreign governments	271	0.5%	301	0.5%
Corporate	29,621	51.1%	34,057	55.2%
CLO	5,148	8.9%	5,912	9.6%
ABS	6,257	10.8%	5,212	8.5%
CMBS	2,319	4.0%	2,374	3.8%
RMBS	1,900	3.3%	2,270	3.7%
Equity securities	146	0.3%	119	0.2%
Mortgage loans	9,446	16.3%	8,201	13.3%
Investment funds	1,586	2.6%	1,155	1.9%
Derivative assets	209	0.4%	200	0.3%
Short-term investments	11	—%	608	1.0%
Other investments	—	—%	15	—%
Cash and cash equivalents	1,016	1.7%	906	1.5%
Other assets and liabilities	(307)	(0.5)%	(201)	(0.3)%
Total funds withheld at interest including related party	$58,004	100.0%	$61,642	100.0%

As of June 30, 2021 and December 31, 2020, we held $58.0 billion and $61.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 93.7% and 94.1% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2021 and December 31, 2020, respectively. The decrease in funds withheld at interest, including related party, was primarily driven by run-off of the underlying blocks of business and unrealized losses in the six months ended June 30, 2021 attributed to an increase in US Treasury rates, partially offset by credit spreads tightening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$75,413	46.9%	$71,040	47.3%
CLO	17,245	10.7%	14,609	9.7%
Credit	92,658	57.6%	85,649	57.0%
RMBS	7,585	4.7%	8,337	5.6%
CML	18,898	11.8%	16,778	11.2%
RML	5,510	3.4%	4,774	3.2%
CMBS	3,452	2.1%	3,227	2.1%
Real estate	35,445	22.0%	33,116	22.1%
ABS	14,542	9.0%	13,137	8.7%
Alternative investments	7,831	4.9%	6,793	4.5%
State, municipal, political subdivisions and foreign government	2,054	1.3%	2,136	1.4%
Equity securities	525	0.3%	478	0.3%
Short-term investments	52	—%	479	0.3%
US government and agencies	241	0.2%	206	0.2%
Other investments	25,245	15.7%	23,229	15.4%
Cash and equivalents	4,342	2.7%	5,417	3.6%
Policy loans and other	1,394	0.9%	1,455	1.0%
Net invested assets excluding investment in Apollo	159,084	98.9%	148,866	99.1%
Investment in Apollo	1,730	1.1%	1,324	0.9%
Net invested assets	$160,814	100.0%	$150,190	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $160.8 billion and $150.2 billion as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, our net invested assets were mainly comprised of 46.9% of corporate securities, 26.5% of structured securities, 15.2% of mortgage loans and 4.9% of alternative investments. Corporate securities included $18.9 billion of private placements, which represented 11.8% of our net invested assets. The increase in net invested assets as of June 30, 2021 from December 31, 2020 was primarily driven by growth from net organic inflows over liability outflows and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	June 30, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
A-A Mortgage[1]	$96	1.2%	$546	8.0%
MidCap	639	8.2%	611	9.0%
Catalina	347	4.4%	334	4.9%
Venerable	329	4.2%	123	1.8%
Other	395	5.0%	339	5.0%
Total differentiated investments	1,806	23.0%	1,953	28.7%
Real estate	1,997	25.5%	1,537	22.6%
Credit	1,100	14.0%	941	13.9%
Private equity	1,352	17.3%	831	12.2%
Real assets	325	4.2%	296	4.4%
Natural resources	73	0.9%	60	0.9%
Other	8	0.1%	—	—%
Total Retirement Services alternative investments	6,661	85.0%	5,618	82.7%
Corporate and Other
Athora	695	8.9%	661	9.7%
Credit	85	1.1%	93	1.4%
Natural resources	228	2.9%	238	3.5%
Equities[2]	162	2.1%	183	2.7%
Total Corporate and Other alternative investments	1,170	15.0%	1,175	17.3%
Net alternative investments	$7,831	100.0%	$6,793	100.0%

1 In April of 2021, we sold our investment in AmeriHome which is held by A-A Mortgage. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year.

2 As of June 30, 2021 and December 31, 2020, equities includes our private equity investment in Jackson and a public equity position in OneMain Holdings, Inc. (ticker: OMF).

Net alternative investments were $7.8 billion and $6.8 billion as of June 30, 2021 and December 31, 2020, respectively, representing 4.9% and 4.5% of our net invested assets portfolio as of June 30, 2021 and December 31, 2020, respectively. The increase in net alternative investments was primarily driven by deployment into real estate and private equity funds, an increase in the valuations of Venerable and MidCap and an increase in CLO equities due to the tightening of credit spreads, partially offset by the sale of AmeriHome.

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

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Our two largest alternative investments are MidCap and Athora. MidCap is an asset originator which, from time to time, provides us with access to assets for our investment portfolio, while Athora is a strategic investment. We previously held a stake in AmeriHome, which was also an asset originator which provided access to assets for our investment portfolio.

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

Our alternative investment in MidCap had a carrying value of $639 million and $611 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, this alternative investment is comprised of our investment in MidCap, of $631 million and $534 million, respectively, and redeemable preferred stock of $8 million and $77 million, respectively. MidCap returned a net investment earned rate of 5.28% and 6.95% for the three months ended June 30, 2021 and 2020, respectively, and 20.64% and (4.68)% for the six months ended June 30, 2021 and 2020, respectively. Alternative investment income (loss) from MidCap was $9 million and $10 million for the three months ended June 30, 2021 and 2020, respectively, and $61 million and $(11) million for the six months ended June 30, 2021 and 2020, respectively. The increase in alternative investment income for the six months ended June 30, 2021 compared to 2020 was mainly driven by an increase in valuation associated with a capital raise priced at a slight premium and the decrease in valuation in the prior year reflecting an increase in loan loss assumptions and lower origination volumes due to the economic environment. The redeemable preferred stock returned a net investment earned rate of 19.76% and 112.01% for the three months ended June 30, 2021 and 2020, respectively, and 26.98% and 84.05% for the six months ended June 30, 2021 and 2020, respectively. Alternative investment income from the redeemable preferred stock was $2 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $11 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in both periods was primarily driven by the redemption of the preferred stock in the second quarter of 2021.

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

On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation and the transaction closed on April 7, 2021. Our alternative investment in A-A Mortgage had a carrying value of $96 million and $546 million as of June 30, 2021 and December 31, 2020, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and, prior to the sale, the fair value of AmeriHome. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year. A-A Mortgage returned a net investment earned rate of 7.59% and 63.57% for the three months ended June 30, 2021 and 2020, respectively, and 79.94% and 41.04% for the six months ended June 30, 2021 and 2020, respectively. Alternative investment income from A-A Mortgage was $8 million and $109 million for the three months ended June 30, 2021 and 2020, respectively, and $182 million and $135 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in alternative investment income for the three months ended June 30, 2021 compared to 2020 was primarily due to the sale of AmeriHome in April as well as strong investment performance in the second quarter of 2020 . The increase in alternative investment income for the six months ended June 30, 2021 compared to 2020 was primarily due to an increase in valuation resulting from the April sale reflecting a premium of the platform sale, net of carry and transaction expenses.

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

Our alternative investment in Athora had a carrying value of $695 million and $661 million as of June 30, 2021 and December 31, 2020, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 14.34% and 0.00% for the three months ended June 30, 2021 and 2020, respectively, and 9.39% and 0.00% for the six months ended June 30, 2021 and 2020, respectively. Alternative investment income from Athora was $25 million and $0 million for the three months ended June 30, 2021 and 2020, respectively, and $33 million and $0 million for the six months ended June 30, 2021 and 2020, respectively. The increase in alternative investment income for both periods was primarily due to an increase in share price.

Public Equity

We indirectly hold a public equity position in OneMain through our equity investment in an alternative investment. Although the net invested asset value of the security is minor, it has resulted in volatility in our statements of income. As of June 30, 2021 and December 31, 2020, we indirectly held approximately 1.9 million and 2.8 million shares of OneMain with a market value of $88 million and $110 million, respectively. Alternative investment income from OneMain was $12 million and $16 million for the three months ended June 30, 2021 and 2020, respectively. Alternative investment income (loss) from OneMain was $35 million and $(41) million for the six months ended June 30, 2021 and 2020, respectively. The decrease in alternative investment income for the three months ended June 30, 2021 compared to 2020 was primarily due to strong investment performance in the second quarter of 2020. The increase in alternative investment income for the six months ended June 30, 2021 compared to 2020 was primarily due to an increase in share price in the current year compared to a decline in share price in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income available to common shareholders is included in the Consolidated Results of Operations section.

The reconciliation of basic earnings (loss) per Class A common share to adjusted operating earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per share - Class A common shares	$7.21	$4.25	$10.24	$(0.64)
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	0.28	(0.06)	0.38	—
Unrealized, allowances and other investment gains (losses)	0.17	0.26	0.67	(1.67)
Change in fair value of reinsurance assets	2.80	5.66	(1.57)	(0.86)
Offsets to investment gains (losses)	(0.64)	(1.93)	0.08	0.61
Investment gains (losses), net of offsets	2.61	3.93	(0.44)	(1.92)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(0.34)	(2.06)	2.12	(1.79)
Integration, restructuring and other non-operating expenses	(0.06)	(0.04)	(0.28)	(0.06)
Stock compensation expense	—	—	(0.01)	(0.05)
Income tax (expense) benefit - non-operating	(0.28)	(0.14)	(0.32)	0.55
Less: Total non-operating adjustments	1.93	1.69	1.07	(3.27)
Less: Effect of items convertible to or settled in Class A common shares	0.24	0.07	0.33	0.62
Adjusted operating earnings per common share	$5.04	$2.49	$8.84	$2.01

The reconciliation of basic weighted average common shares outstanding - Class A to weighted average common shares outstanding - adjusted operating, which is included in adjusted operating earnings per common share, is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Basic weighted average common shares outstanding – Class A	191.5	193.9	191.4	177.6
Conversion of Class B common shares to Class A common shares	—	—	—	8.5
Conversion of Class M common shares to Class A common shares	—	—	—	1.3
Effect of other stock compensation plans	6.7	3.0	6.2	2.8
Weighted average common shares outstanding – adjusted operating	198.2	196.9	197.6	190.2

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

(In millions)	June 30, 2021	December 31, 2020
Total AHL shareholders’ equity	$20,006	$18,657
Less: Preferred stock	2,312	2,312
Total AHL common shareholders’ equity	17,694	16,345
Less: AOCI	3,337	3,971
Less: Accumulated change in fair value of reinsurance assets	886	1,142
Total adjusted AHL common shareholders’ equity	$13,471	$11,232

Segment adjusted AHL common shareholders’ equity
Retirement Services	$9,471	$7,732
Corporate and Other	4,000	3,500
Total adjusted AHL common shareholders’ equity	$13,471	$11,232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Average AHL shareholders’ equity	$18,649	$12,326	$18,651	$14,051
Less: Average preferred stock	2,312	1,464	2,312	1,464
Less: Average AOCI	2,679	505	3,110	2,233
Less: Average accumulated change in fair value of reinsurance assets	687	230	839	554
Average adjusted AHL common shareholders’ equity	$12,971	$10,127	$12,390	$9,800

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$9,171	$7,480	$8,690	$7,199
Corporate and Other	3,800	2,647	3,700	2,601
Average adjusted AHL common shareholders’ equity	$12,971	$10,127	$12,390	$9,800

The reconciliation of Class A common shares outstanding to adjusted operating common shares outstanding, which is included in adjusted book value per common share, is as follows:

(In millions)	June 30, 2021	December 31, 2020
Class A common shares outstanding	191.6	191.2
Effect of other stock compensation plans	8.1	6.0
Adjusted operating common shares outstanding	199.7	197.2

The reconciliation of book value per common share to adjusted book value per common share is as follows:

	June 30, 2021	December 31, 2020
Book value per common share	$92.33	$85.51
AOCI	(17.41)	(20.77)
Accumulated change in fair value of reinsurance assets	(4.62)	(5.98)
Effect of items convertible to or settled in Class A common shares	(2.84)	(1.81)
Adjusted book value per common share	$67.46	$56.95

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$2,038	5.20%	$1,336	4.22%	$3,742	4.86%	$2,081	3.39%
Change in fair value of reinsurance assets	388	0.99%	218	0.69%	754	0.98%	488	0.79%
Alternative gains (losses)	(18)	(0.05)%	56	0.18%	51	0.06%	(45)	(0.08)%
ACRA noncontrolling interest	(219)	(0.56)%	(81)	(0.26)%	(417)	(0.54)%	(153)	(0.25)%
Apollo investment gain	(472)	(1.20)%	(481)	(1.52)%	(447)	(0.58)%	(184)	(0.30)%
Held for trading amortization and other	9	0.02%	(8)	(0.02)%	41	0.05%	4	0.01%
Total adjustments to arrive at net investment earnings/earned rate	(312)	(0.80)%	(296)	(0.93)%	(18)	(0.03)%	110	0.17%
Total net investment earnings/earned rate	$1,726	4.40%	$1,040	3.29%	$3,724	4.83%	$2,191	3.56%

Retirement Services	$1,659	4.30%	$1,075	3.44%	$3,594	4.73%	$2,259	3.73%
Corporate and Other	67	11.72%	(35)	(8.91)%	130	11.56%	(68)	(7.94)%
Total net investment earnings/earned rate	$1,726	4.40%	$1,040	3.29%	$3,724	4.83%	$2,191	3.56%

Retirement Services average net invested assets	$154,459		$124,943		$151,870		$121,213
Corporate and Other average net invested assets ex. Apollo investment	2,294		1,567		2,255		1,712
Consolidated average net invested assets ex. Apollo investment	$156,753		$126,510		$154,125		$122,925

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$1,979	5.12%	$2,076	6.65%	$2,373	3.13%	$757	1.25%
Interest credited other than deferred annuities and institutional products	94	0.25%	75	0.24%	191	0.25%	138	0.22%
FIA option costs	278	0.72%	271	0.86%	557	0.73%	537	0.88%
Product charges (strategy fees)	(40)	(0.10)%	(34)	(0.11)%	(78)	(0.10)%	(66)	(0.11)%
Reinsurance embedded derivative impacts	12	0.03%	15	0.05%	26	0.03%	29	0.05%
Change in fair value of embedded derivatives – FIAs	(1,480)	(3.83)%	(1,734)	(5.55)%	(1,437)	(1.89)%	(230)	(0.38)%
Negative VOBA amortization	5	0.01%	5	0.02%	8	0.01%	12	0.02%
ACRA noncontrolling interest	(180)	(0.47)%	(113)	(0.37)%	(308)	(0.41)%	(75)	(0.12)%
Other changes in interest sensitive contract liabilities	10	0.03%	(1)	—%	14	0.02%	(2)	—%
Total adjustments to arrive at cost of crediting	(1,301)	(3.36)%	(1,516)	(4.86)%	(1,027)	(1.36)%	343	0.56%
Retirement Services cost of crediting	$678	1.76%	$560	1.79%	$1,346	1.77%	$1,100	1.81%

Retirement Services cost of crediting on deferred annuities	$486	1.87%	$451	1.94%	$979	1.88%	$873	1.92%
Retirement Services cost of crediting on institutional products	192	2.49%	109	2.87%	367	2.54%	227	3.08%
Retirement Services cost of crediting	$678	1.76%	$560	1.79%	$1,346	1.77%	$1,100	1.81%

Retirement Services average net invested assets	$154,459		$124,943		$151,870		$121,213
Average account value on deferred annuities	104,107		92,814		104,200		90,654
Average net institutional reserve liabilities	30,863		15,233		28,946		14,742

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
GAAP benefits and expenses	$4,433	$3,317	$8,685	$3,150
Premiums	(1,598)	(355)	(4,609)	(1,495)
Product charges	(157)	(141)	(307)	(281)
Other revenues	(20)	(18)	(34)	(16)
Cost of crediting	(388)	(275)	(763)	(534)
Change in fair value of embedded derivatives – FIA, net of offsets	(1,450)	(1,445)	(1,748)	11
DAC, DSI and VOBA amortization related to investment gains and losses	(94)	(323)	45	102
Rider reserves related to investment gains and losses	(20)	(46)	1	30
Policy and other operating expenses, excluding policy acquisition expenses	(168)	(145)	(369)	(262)
AmerUs closed block fair value liability	(54)	(100)	39	(55)
ACRA noncontrolling interest	(242)	(241)	(349)	(76)
Other changes in benefits and expenses	5	(13)	(2)	(17)
Total adjustments to arrive at other liability costs	(4,186)	(3,102)	(8,096)	(2,593)
Other liability costs	$247	$215	$589	$557

Retirement Services	$247	$215	$589	$557
Corporate and Other	—	—	—	—
Consolidated other liability costs	$247	$215	$589	$557

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
GAAP policy and other operating expenses	$242	$218	$525	$406
Interest expense	(34)	(29)	(66)	(49)
Policy acquisition expenses, net of deferrals	(74)	(73)	(156)	(144)
Integration, restructuring and other non-operating expenses	(11)	(9)	(56)	(13)
Stock compensation expenses	(1)	—	(1)	(10)
ACRA noncontrolling interest	(19)	(19)	(40)	(23)
Other changes in policy and other operating expenses	(8)	—	(13)	—
Total adjustments to arrive at operating expenses	(147)	(130)	(332)	(239)
Operating expenses	$95	$88	$193	$167

Retirement Services	$81	$71	$159	$139
Corporate and Other	14	17	34	28
Consolidated operating expenses	$95	$88	$193	$167

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	June 30, 2021	December 31, 2020
Total investments, including related parties	$194,509	$182,421
Derivative assets	(4,151)	(3,523)
Cash and cash equivalents (including restricted cash)	8,726	8,442
Accrued investment income	1,010	905
Payables for collateral on derivatives	(3,890)	(3,203)
Reinsurance funds withheld and modified coinsurance	(1,699)	(2,459)
VIE and VOE assets, liabilities and noncontrolling interest	(281)	(136)
Unrealized (gains) losses	(5,960)	(7,275)
Ceded policy loans	(179)	(204)
Net investment receivables (payables)	328	99
Allowance for credit losses	338	357
Total adjustments to arrive at gross invested assets	(5,758)	(6,997)
Gross invested assets	188,751	175,424
ACRA noncontrolling interest	(27,937)	(25,234)
Net invested assets	$160,814	$150,190

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

(In millions)	June 30, 2021	December 31, 2020
Investment funds, including related parties	$7,483	$6,087
Equity securities	226	165
CLO and ABS equities included in trading securities	1,021	971
Investment in Apollo	(1,730)	(1,324)
Investment funds within funds withheld at interest	1,586	1,155
Royalties and other assets included in other investments	(76)	66
Unrealized (gains) losses and other adjustments	(32)	(44)
ACRA noncontrolling interest	(647)	(283)
Total adjustments to arrive at alternative investments	348	706
Net alternative investments	$7,831	$6,793

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	June 30, 2021	December 31, 2020
Total liabilities	$193,878	$182,631
Long-term debt	(2,468)	(1,976)
Derivative liabilities	(214)	(298)
Payables for collateral on derivatives	(3,890)	(3,203)
Funds withheld liability	(437)	(452)
Other liabilities	(2,413)	(2,040)
Reinsurance ceded receivables	(4,627)	(4,848)
Policy loans ceded	(179)	(204)
ACRA noncontrolling interest	(26,871)	(24,618)
Other	(7)	(3)
Total adjustments to arrive at net reserve liabilities	(41,106)	(37,642)
Net reserve liabilities	$152,772	$144,989

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of June 30, 2021 was $81.3 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of June 30, 2021 was $32.8 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of June 30, 2021 and had a remaining term of more than three years, subject to up to two one-year extensions. We also have access to more than a $1.0 billion of committed repurchase facility. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2021 and December 31, 2020, approximately 74% and 75%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2021 and December 31, 2020, approximately 55% and 56%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Although interest rates rose during the six months ended June 30, 2021, given the sharp decline in interest rates that occurred during 2020, our MVAs may reduce the surrender charge otherwise required to be paid upon early withdrawal. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of June 30, 2021 and December 31, 2020, we had $0 million of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of each of June 30, 2021 and December 31, 2020, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $2.0 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2021, the total maximum borrowings under the FHLB facilities were limited to $35.3 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of June 30, 2021 we had the ability to draw up to a total of approximately $3.9 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AADE’s and/or AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

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

As of June 30, 2021, the fair value of securities and collateral held by counterparties and payables for repurchase agreements was $628 million and $598 million, respectively.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of June 30, 2021, we had no outstanding payables under this facility.

On July 26, 2021, we entered into a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (i) such designated termination date, or (ii) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2021	2020
Net income (loss)	$1,883	$(285)
Non-cash revenues and expenses	615	1,687
Net cash provided by operating activities	2,498	1,402
Sales, maturities and repayments of investments	14,461	9,377
Purchases of investments	(25,604)	(14,386)
Other investing activities	(129)	273
Net cash used in investing activities	(11,272)	(4,736)
Issuance of common stock	7	350
Net proceeds and repayments of debt	497	424
Inflows on investment-type policies and contracts	11,120	8,398
Withdrawals on investment-type policies and contracts	(3,476)	(3,871)
Net capital contributions and distributions to/from noncontrolling interests	320	194
Net change in cash collateral posted for derivative transactions and securities to repurchase	687	461
Issuance of preferred stock, net of expenses	—	583
Preferred stock dividends	(71)	(37)
Repurchase of common stock	(4)	(328)
Other financing activities	(22)	60
Net cash provided by financing activities	9,058	6,234
Effect of exchange rate changes on cash and cash equivalents	—	(21)
Net increase in cash and cash equivalents[1]	$284	$2,879

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $2.5 billion and $1.4 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily driven by higher cash received from PRT transactions.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $11.3 billion and $4.7 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily attributed to an increase in purchases of investments due to the deployment of significant cash inflows from organic growth over the previous twelve months as well as the redeployment of the Jackson reinsurance investment portfolio.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $9.1 billion and $6.2 billion for the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily attributed to higher organic inflows from retail and funding agreements net of withdrawals. Additionally, other drivers of the increase include a decrease in repurchases of common stock, the change in cash collateral posted for derivative transactions reflecting favorable equity market performance in the current year compared to unfavorable performance in the prior year and an increase in net capital contributions from noncontrolling interests, partially offset by the issuance of common stock in connection with the strategic transaction with Apollo in the prior year and the issuance of preferred stock in the prior year.

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

Debt – On January 12, 2018, we issued $1.0 billion in aggregate principal amount of 4.125% senior notes due 2028 (2028 Notes). On April 3, 2020, we issued $500 million in aggregate principal amount of 6.150% senior unsecured notes due 2030 (2030 Notes). On October 8, 2020, we issued $500 million in aggregate principal amount of 3.500% senior unsecured notes due 2031 (2031 Notes). On May 25, 2021, we issued $500 million in aggregate principal amount of 3.950% senior unsecured notes due 2051 (2051 Notes).

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

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of June 30, 2021 and December 31, 2020, the revolving note payable had an outstanding balance of $49 million and $0 million, respectively.

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

Repurchase of Securities

Share Repurchase Program

In December of 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A common shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. As of August 5, 2021, we have repurchased, in the aggregate, 35.6 million Class A common shares for $1.3 billion since inception of our share repurchase program and have $221 million of repurchase authorization remaining. The timing and amount of share repurchases, if any, will be determined by management in accordance with the authority delegated by our board of directors.

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
There have been no material changes to our market risk exposures from those previously disclosed in our 2020 Annual Report, except as described below. The following updates and replaces the information provided in the 2020 Annual Report.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of June 30, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $603 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $36 million. If there were a similar parallel increase in interest rates from as of December 31, 2020, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $691 million with an offsetting increase to pre-tax income of $35 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to adjusted operating income would be an increase of approximately $25 – $35 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by the change in operating income from floating rate assets and liabilities, offset by the change in DAC, DSI, and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “non-operating adjustments” in our reconciliation between net income available to AHL common shareholders and adjusted operating income available to common shareholders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment for the reconciliation of net income available to AHL common shareholders to adjusted operating income available to common shareholders. The impact of changing rates on these non-operating adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of June 30, 2021, which discussion encompasses the impact of such an increase on certain of the non-operating adjustment items.

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

Public Equity Risk

Assuming all other factors are constant, we estimate that a decline in public equity market prices of 10% would be relatively unchanged from the sensitivities shown in Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the 2020 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of certain legal proceedings affecting us, see Note 11 – Commitments and Contingencies – Litigation, Claims and Assessments to the condensed consolidated financial statements.

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

Risks Relating to Taxation
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

Several of the areas of tax law on which the BEPS project has focused have led or will lead to changes in the domestic law of individual OECD jurisdictions. These changes include (amongst others) restrictions on interest and other deductions for tax purposes, the introduction of broad anti-hybrid regimes and reform of controlled foreign company rules. Changes are also expected to arise in the application of certain double tax treaties as a result of the implementation and adoption of the OECD’s Multilateral Instrument, which may restrict our ability to rely on the terms of relevant double tax treaties in certain circumstances. Further, recent BEPS developments include proposals for new profit allocation and nexus rules and for rules to ensure that the profits of multinational enterprises are subject to a minimum rate of tax, and the OECD/G20 Inclusive Framework (IF) has adopted a two-pillar approach as the basis for this ongoing project. In October 2020, the OECD released "Blueprints" for the so-called Pillar One and Pillar Two, which set out the status with respect to current proposals for consultation. The IF’s stated aim was to resolve outstanding issues by mid-2021, following which implementation of the final recommendations of the project could lead to further amendment of domestic tax laws and bilateral tax treaties; however, this process remains ongoing at present.

In June 2021, the finance ministers of the G7 nations announced an agreement on the principles of the two pillar solution to tackle the challenges of BEPS. Following the G7 announcement, the IF announced on July 1, 2021 broad agreement on the two pillars. The announcement provided that regulated financial services are excluded from the application of Pillar One. The announcement also provided that the proposals under Pillar Two would apply to multinational groups with revenues exceeding €750 million and would consist of a globally coordinated set of rules, including an Income Inclusion Rule and an Undertaxed Payment Rule, which would operate with reference to a minimum tax rate of at least 15% (determined on a country by country basis). However, the ultimate impact of the proposals remains subject to agreement on certain design elements of the two pillars which the IF aims to complete by October 2021. The IF will work towards an agreement and the release of an implementation plan, which will contemplate bringing Pillar Two into law in 2022 with an effective date in 2023. To date, the proposal has been written broadly enough to potentially apply to our group’s activities, and we are unable to determine at this time whether it would have a material adverse impact on our business and results of operations.

Changes of law in individual jurisdictions which may arise as a result of the BEPS project (including in connection with future final recommendations around Pillar One and Pillar Two) may ultimately increase the tax base of our subsidiaries in certain jurisdictions or our worldwide tax exposure. Those changes of law are also potentially relevant to our ability to efficiently fund and realize investments or repatriate income or capital gains from relevant jurisdictions, and could ultimately necessitate some restructuring of our subsidiaries or business operations. The changes of law resulting from the BEPS project also include revisions to the definition of a "permanent establishment" and the rules for attributing profit to a permanent establishment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended June 30, 2021 are set forth below:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
April 1 – April 30, 2021	57,884	$44.49	—	$221,408,041
May 1 – May 31, 2021	9,327	$61.52	—	$221,408,041
June 1 – June 30, 2021	9,785	$62.69	—	$221,408,041

[1] Prior to October 28, 2019, we had announced approvals by our board of directors for $967 million of aggregate repurchases under our share repurchase program. Amounts authorized for repurchase under those approvals had been fully used prior to March 31, 2021. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. The remaining authorization does not have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Fourth Supplemental Indenture, dated May 25, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 25, 2021).

4.2	Form of 3.950% Senior Notes due 2051 (included in Exhibit 4.1).
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 5, 2021	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)