Form 10-Q
period 2021-09-30
Athene Holding Ltd
filed 2021-11-08
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2021, 192,141,537 of our Class A common shares were outstanding.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate 1A Ltd., together with its subsidiaries
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries
Apollo Group	(1) AGM, (2) AAA Guarantor – Athene, L.P. (3) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by AGM or one or more of AGM’s subsidiaries, (4) BRH Holdings GP, Ltd. and its shareholders, (5) any executive officer or employee of AGM or AGM’s subsidiaries (6) any shareholder that has granted to AGM or any of its affiliates a valid proxy with respect to all of such shareholder’s Class A common shares pursuant to our bye-laws and (7) any affiliate of any of the foregoing (except that AHL or its subsidiaries are not members of the Apollo Group)
AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP, formerly known as Athene Asset Management LLC
Jackson	Jackson National Life Insurance Company
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company, formerly Voya Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
ALRe RBC	The risk-based capital ratio using ALRe’s Bermuda capital and applying NAIC risk-based capital factors to the statutory financial statements of ALRe and ALRe’s non-US reinsurance subsidiaries on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated

Term or Acronym	Definition
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension group annuity benefit payments
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
PGA	Pension group annuity, formerly referred to as pension risk transfer
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	September 30, 2021	December 31, 2020
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2021 – $95,628 and 2020 – $76,100; allowance for credit losses: 2021 – $112 and 2020 – $103)	$100,262	$82,853
Trading securities, at fair value	2,115	2,093
Equity securities (portion at fair value: 2021 – $666 and 2020 – $330)	666	532
Mortgage loans (allowance for credit losses: 2021 – $223 and 2020 – $232; portion at fair value: 2021 – $18 and 2020 – $19; consolidated variable interest entities: 2021 – $1,812 and 2020 – $1,880)	19,700	15,264
Investment funds (portion at fair value: 2021 – $428 and 2020 – $161; consolidated variable interest entities: 2021 – $261 and 2020 – $0)	1,427	803
Policy loans	320	369
Funds withheld at interest (portion at fair value: 2021 – $1,142 and 2020 – $1,944)	44,362	48,612
Derivative assets	3,786	3,523
Short-term investments, at fair value	125	222
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $3; portion at fair value: 2021 – $100 and 2020 – $105)	1,725	572
Total investments	174,488	154,843
Cash and cash equivalents (consolidated variable interest entities: 2021 – $303 and 2020 – $0)	7,753	7,704
Restricted cash	757	738
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2021 – $7,125 and 2020 – $6,444; allowance for credit losses: 2021 – $4 and 2020 – $1)	7,156	6,520
Trading securities, at fair value	1,742	1,529
Equity securities, at fair value	115	72
Mortgage loans (allowance for credit losses: 2021 – $3 and 2020 – $14; consolidated variable interest entities: 2021 – $230 and 2020 – $0)	1,110	674
Investment funds (portion at fair value: 2021 – $2,955 and 2020 – $2,119; consolidated variable interest entities: 2021 – $403 and 2020 – $0)	6,594	5,284
Funds withheld at interest (portion at fair value: 2021 – $687 and 2020 – $862)	12,441	13,030
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $4)	178	469
Accrued investment income (related party: 2021 – $43 and 2020 – $38)	1,016	905
Reinsurance recoverable (portion at fair value: 2021 – $1,969 and 2020 – $2,100)	4,565	4,848
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,110	4,906
Other assets (consolidated variable interest entities: 2021 – $16 and 2020 – $1)	1,371	1,249
Total assets	$224,396	$202,771
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)	September 30, 2021	December 31, 2020
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2021 – $13,236 and 2020 – $14,150; portion at fair value: 2021 – $15,297 and 2020 – $14,181)	$152,200	$144,566
Future policy benefits (related party: 2021 – $1,804 and 2020 – $1,610; portion at fair value: 2021 – $2,289 and 2020 – $2,376)	39,666	29,258
Other policy claims and benefits	130	130
Dividends payable to policyholders	103	110
Long-term debt	2,469	1,976
Derivative liabilities	303	298
Payables for collateral on derivatives and securities to repurchase	4,129	3,801
Funds withheld liability (portion at fair value: 2021 – $45 and 2020 – $59)	437	452
Other liabilities (related party: 2021 – $109 and 2020 – $112; consolidated variable interest entities: 2021 – $320 and 2020 – $134)	2,587	2,040
Total liabilities	202,024	182,631
Commitments and Contingencies (Note 11)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2021 and 2020 – 425.0 shares; issued and outstanding: 2021 – 192.1 and 2020 – 191.5 shares	—	—
Additional paid-in capital	6,651	6,613
Retained earnings	10,727	8,073
Accumulated other comprehensive income (related party: 2021 – $54 and 2020 – $59)	3,011	3,971
Total Athene Holding Ltd. shareholders’ equity	20,389	18,657
Noncontrolling interests	1,983	1,483
Total equity	22,372	20,140
Total liabilities and equity	$224,396	$202,771
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenues
Premiums (related party of $69 and $71 for the three months ended and $226 and $234 for the nine months ended September 30, 2021 and 2020, respectively)	$6,686	$112	$11,295	$1,607
Product charges (related party of $10 and $13 for the three months ended and $33 and $41 for the nine months ended September 30, 2021 and 2020, respectively)	154	144	461	425
Net investment income (related party investment income of $314 and $239 for the three months ended and $1,770 and $515 for the nine months ended September 30, 2021 and 2020, respectively; consolidated variable interest entities of $2 and $18 for the three months ended and $58 and $34 for the nine months ended September 30, 2021 and 2020, respectively; and related party investment expense of $146 and $111 for the three months ended and $430 and $362 for the nine months ended September 30, 2021 and 2020, respectively)	1,474	1,209	5,216	3,290
Investment related gains (losses) (related party of $86 and $299 for the three months ended and $227 and $429 for the nine months ended September 30, 2021 and 2020, respectively; and consolidated variable interest entities of $1 and $26 for the three months ended and $(47) and $20 for the nine months ended September 30, 2021 and 2020, respectively)	386	1,797	2,508	773
Other revenues (related party of $2 and $0 for the three months ended and $17 and $0 for the nine months ended September 30, 2021 and 2020, respectively)	24	13	58	29
Total revenues	8,724	3,275	19,538	6,124
Benefits and expenses
Interest sensitive contract benefits (related party of $58 and $43 for the three months ended and $269 and $143 for the nine months ended September 30, 2021 and 2020, respectively)	572	1,225	2,945	1,982
Amortization of deferred sales inducements	32	48	138	37
Future policy and other policy benefits (related party of $85 and $106 for the three months ended and $285 and $298 for the nine months ended September 30, 2021 and 2020, respectively)	7,014	439	12,281	2,469
Amortization of deferred acquisition costs and value of business acquired	136	299	530	247
Dividends to policyholders	3	9	23	29
Policy and other operating expenses (related party of $12 and $14 for the three months ended and $36 and $41 for the nine months ended September 30, 2021 and 2020, respectively)	247	231	772	637
Total benefits and expenses	8,004	2,251	16,689	5,401
Income before income taxes	720	1,024	2,849	723
Income tax expense (benefit)	(50)	140	196	124
Net income	770	884	2,653	599
Less: Net income (loss) attributable to noncontrolling interests	37	232	(111)	151
Net income attributable to Athene Holding Ltd. shareholders	733	652	2,764	448
Less: Preferred stock dividends	35	30	106	67
Net income available to Athene Holding Ltd. common shareholders	$698	$622	$2,658	$381

Earnings (loss) per share
Basic – Class A	$3.64	$3.22	$13.88	$2.78
Basic – Classes B, M-1, M-2, M-3 and M-4	N/A	N/A	N/A	(3.87)
Diluted – Class A	3.51	3.16	13.42	2.73
Diluted – Classes B, M-1, M-2, M-3 and M-4	N/A	N/A	N/A	(3.87)

N/A – Not applicable. See Note 9 – Earnings Per Share.

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$770	$884	$2,653	$599
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(684)	1,043	(1,583)	710
Unrealized gains (losses) on hedging instruments	200	(178)	261	140
Foreign currency translation and other adjustments	(6)	10	(5)	9
Other comprehensive income (loss), before tax	(490)	875	(1,327)	859
Income tax expense (benefit) related to other comprehensive income (loss)	(88)	157	(239)	165
Other comprehensive income (loss)	(402)	718	(1,088)	694
Comprehensive income	368	1,602	1,565	1,293
Less: Comprehensive income (loss) attributable to noncontrolling interests	(39)	246	(239)	232
Comprehensive income attributable to Athene Holding Ltd. shareholders	$407	$1,356	$1,804	$1,061

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at June 30, 2021	$—	$—	$6,640	$10,029	$3,337	$20,006	$1,665	$21,671
Net income	—	—	—	733	—	733	37	770
Other comprehensive loss	—	—	—	—	(326)	(326)	(76)	(402)
Issuance of common shares, net of expenses	—	—	3	—	—	3	—	3
Stock-based compensation	—	—	8	—	—	8	—	8
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Contributions from noncontrolling interests	—	—	—	—	—	—	328	328
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	29	29
Balance at September 30, 2021	$—	$—	$6,651	$10,727	$3,011	$20,389	$1,983	$22,372

Balance at June 30, 2020	$—	$—	$6,090	$6,437	$2,184	$14,711	$928	$15,639
Net income	—	—	—	652	—	652	232	884
Other comprehensive income	—	—	—	—	704	704	14	718
Stock-based compensation	—	—	3	—	—	3	—	3
Retirement or repurchase of shares	—	—	(48)	(49)	—	(97)	—	(97)
Preferred stock dividends	—	—	—	(30)	—	(30)	—	(30)
Balance at September 30, 2020	$—	$—	$6,045	$7,010	$2,888	$15,943	$1,174	$17,117

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income (loss)	—	—	—	2,764	—	2,764	(111)	2,653
Other comprehensive loss	—	—	—	—	(960)	(960)	(128)	(1,088)
Issuance of common shares, net of expenses	—	—	10	—	—	10	—	10
Stock-based compensation	—	—	28	—	—	28	—	28
Retirement or repurchase of shares	—	—	—	(4)	—	(4)	—	(4)
Preferred stock dividends	—	—	—	(106)	—	(106)	—	(106)
Contributions from noncontrolling interests	—	—	—	—	—	—	648	648
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	91	91
Balance at September 30, 2021	$—	$—	$6,651	$10,727	$3,011	$20,389	$1,983	$22,372

Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standards	—	—	—	(117)	(6)	(123)	(2)	(125)
Net income	—	—	—	448	—	448	151	599
Other comprehensive income	—	—	—	—	613	613	81	694
Issuance of preferred shares, net of expenses	—	—	583	—	—	583	—	583
Issuance of common shares, net of expenses	—	—	1,509	—	—	1,509	—	1,509
Stock-based compensation	—	—	14	—	—	14	—	14
Retirement or repurchase of shares	—	—	(232)	(193)	—	(425)	—	(425)
Preferred stock dividends	—	—	—	(67)	—	(67)	—	(67)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at September 30, 2020	$—	$—	$6,045	$7,010	$2,888	$15,943	$1,174	$17,117

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2021	2020
Cash flows from operating activities
Net income	$2,653	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	530	247
Amortization of deferred sales inducements	138	37
Accretion of net investment premiums, discounts and other	(169)	(139)
Payment at recapture of reinsurance agreement	—	(723)
Net investment (income) loss (related party: 2021 – $(986) and 2020 – $(72); consolidated variable interest entities: 2021 – $(32), 2020 – $(24))	(1,070)	(90)
Net recognized (gains) losses on investments and derivatives (related party: 2021 – $(162) and 2020 – $15; consolidated variable interest entities: 2021 – $56 and 2020 – $6)	(2,027)	462
Policy acquisition costs deferred	(471)	(470)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2021 – $(5) and 2020 – $(18))	(111)	(27)
Interest sensitive contract liabilities (related party: 2021 – $237 and 2020 – $135)	2,095	1,691
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2021 – $196 and 2020 – $209)	5,864	338
Funds withheld assets and liabilities (related party: 2021 – $(332) and 2020 – $(644))	(444)	(856)
Other assets and liabilities	273	(144)
Net cash provided by operating activities	7,261	925
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2021 – $1,228 and 2020 – $238)	13,955	8,850
Trading securities (related party: 2021 – $66 and 2020 – $31; consolidated variable interest entities: 2021 – $0 and 2020 – $10)	151	133
Equity securities (related party: 2021 – $7 and 2020 – $4)	226	6
Mortgage loans (related party: 2021 – $16 and 2020 – $0)	1,917	1,593
Investment funds (related party: 2021 – $1,142 and 2020 – $408; consolidated variable interest entities: 2021 – $102 and 2020 – $20)	1,332	465
Derivative instruments and other invested assets (related party: 2021 – $330 and 2020 – $0)	3,879	1,331
Short-term investments (related party: 2021 – $98 and 2020 – $28)	448	766
Purchases of:
Available-for-sale securities (related party: 2021 – $(2,091) and 2020 – $(1,526))	(28,994)	(14,071)
Trading securities (related party: 2021 – $(207) and 2020 – $(150))	(422)	(188)
Equity securities (related party: 2021 – $(46) and 2020 – $(3))	(326)	(481)
Mortgage loans (related party: 2021 – $(440) and 2020 – $(17); consolidated variable interest entities: 2021 – $(230) and 2020 – $0)	(6,794)	(2,971)
Investment funds (related party: 2021 – $(1,192) and 2020 – $(914); consolidated variable interest entities: 2021 – $(642) and 2020 – $0)	(1,876)	(970)
Derivative instruments and other invested assets (related party: 2021 – $(31) and 2020 – $0)	(3,042)	(1,451)
Short-term investments (related party: 2021 – $(100) and 2020 – $(28))	(350)	(449)
Other investing activities, net	447	338
Net cash used in investing activities	(19,449)	(7,099)
		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In millions)	2021	2020
Cash flows from financing activities
Issuance of common stock	$10	$350
Repayment of short-term debt	—	(75)
Proceeds from long-term debt	497	499
Deposits on investment-type policies and contracts (related party: 2021 – $64 and 2020 – $63)	16,030	13,994
Withdrawals on investment-type policies and contracts (related party: 2021 – $(287) and 2020 – $(292))	(5,272)	(5,320)
Payments for coinsurance agreements on investment-type contracts, net	(5)	(17)
Capital contributions from noncontrolling interests	648	240
Capital distributions to noncontrolling interests	—	(46)
Net change in cash collateral posted for derivative transactions and securities to repurchase	328	487
Issuance of preferred stock, net of expenses	—	583
Preferred stock dividends	(106)	(67)
Repurchase of common stock	(4)	(425)
Other financing activities, net	133	131
Net cash provided by financing activities	12,259	10,334
Effect of exchange rate changes on cash and cash equivalents	(3)	(28)
Net increase in cash and cash equivalents	68	4,132
Cash and cash equivalents at beginning of year[1]	8,442	4,642
Cash and cash equivalents at end of period[1]	$8,510	$8,774

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $258 and 2020 – $252)	$980	$29,876
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $1,179 and 2020 – $1,063)	6,144	3,313
Investments received from settlements on reinsurance agreements	104	53
Investments received from pension group annuity (formerly referred to as pension risk transfer) premiums	4,971	829
Related party investment funds exchanged for related party investments	—	516
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	—	4,298
Related party investments received in exchange for the issuance of Class A common shares	—	1,147
Assets contributed to consolidated VIEs	169	—

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

Consolidation and Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items except as noted below, considered necessary for fair statement of the results for the interim periods presented. All intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

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

During the quarter ended September 30, 2021, we recorded an out-of-period adjustment that affected the condensed consolidated statements of income. The adjustment related to the correction of errors in taxable income by jurisdiction, which resulted in the misstatement of income tax expense. The adjustment overstated consolidated net income for the three and nine months ended September 30, 2021 by $116 million and $63 million, respectively. We evaluated the out-of-period adjustment and determined it was not material to the condensed consolidated financial statements for either the three or nine months ended September 30, 2021, or any other previously reported period.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	September 30, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$419	$—	$2	$(19)	$402
US state, municipal and political subdivisions	982	—	135	(2)	1,115
Foreign governments	930	—	23	(22)	931
Corporate	65,158	(4)	4,723	(547)	69,330
CLO	13,433	(4)	67	(117)	13,379
ABS	6,052	(16)	173	(45)	6,164
CMBS	2,626	(1)	79	(64)	2,640
RMBS	6,028	(87)	377	(17)	6,301
Total AFS securities	95,628	(112)	5,579	(833)	100,262
AFS securities – related party
Corporate	496	—	10	(3)	503
CLO	2,104	(4)	13	(16)	2,097
ABS	4,525	—	73	(42)	4,556
Total AFS securities – related party	7,125	(4)	96	(61)	7,156
Total AFS securities including related party	$102,753	$(116)	$5,675	$(894)	$107,418

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351
US state, municipal and political subdivisions	864	—	169	—	1,033
Foreign governments	330	—	38	—	368
Corporate	51,934	(6)	6,368	(116)	58,180
CLO	9,631	(1)	145	(206)	9,569
ABS	4,259	(6)	140	(123)	4,270
CMBS	2,165	(10)	85	(71)	2,169
RMBS	6,568	(80)	447	(22)	6,913
Total AFS securities	76,100	(103)	7,395	(539)	82,853
AFS securities – related party
Corporate	213	—	2	—	215
CLO	1,511	(1)	23	(13)	1,520
ABS	4,720	—	95	(30)	4,785
Total AFS securities – related party	6,444	(1)	120	(43)	6,520
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	September 30, 2021
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,122	$1,140
Due after one year through five years	10,519	10,982
Due after five years through ten years	18,079	18,869
Due after ten years	37,769	40,787
CLO, ABS, CMBS and RMBS	28,139	28,484
Total AFS securities	95,628	100,262
AFS securities – related party
Due after one year through five years	16	17
Due after five years through ten years	365	370
Due after ten years	115	116
CLO and ABS	6,629	6,653
Total AFS securities – related party	7,125	7,156
Total AFS securities including related party	$102,753	$107,418

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$336	$(18)	$8	$(1)	$344	$(19)
US state, municipal and political subdivisions	147	(2)	3	—	150	(2)
Foreign governments	599	(22)	1	—	600	(22)
Corporate	16,978	(446)	544	(44)	17,522	(490)
CLO	5,605	(35)	1,935	(40)	7,540	(75)
ABS	820	(16)	240	(21)	1,060	(37)
CMBS	702	(19)	194	(39)	896	(58)
RMBS	414	(6)	321	(4)	735	(10)
Total AFS securities	25,601	(564)	3,246	(149)	28,847	(713)
AFS securities – related party
Corporate	212	(3)	—	—	212	(3)
CLO	803	(2)	160	(3)	963	(5)
ABS	1,213	(33)	14	—	1,227	(33)
Total AFS securities – related party	2,228	(38)	174	(3)	2,402	(41)
Total AFS securities including related party	$27,829	$(602)	$3,420	$(152)	$31,249	$(754)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$31	$(1)	$—	$—	$31	$(1)
US state, municipal and political subdivisions	9	—	6	—	15	—
Foreign governments	2	—	—	—	2	—
Corporate	2,218	(66)	248	(24)	2,466	(90)
CLO	1,649	(33)	3,179	(167)	4,828	(200)
ABS	1,169	(73)	84	(18)	1,253	(91)
CMBS	710	(37)	48	(13)	758	(50)
RMBS	548	(11)	37	(2)	585	(13)
Total AFS securities	6,336	(221)	3,602	(224)	9,938	(445)
AFS securities – related party
CLO	336	(3)	232	(10)	568	(13)
ABS	1,012	(30)	—	—	1,012	(30)
Total AFS securities – related party	1,348	(33)	232	(10)	1,580	(43)
Total AFS securities including related party	$7,684	$(254)	$3,834	$(234)	$11,518	$(488)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	September 30, 2021
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	3,780	393
AFS securities – related party	56	7

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

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities, including Purchase Credit Deteriorated (PCD) securities, by asset type:

	Three months ended September 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$5	$—	$—	$—	$(1)	$4
CLO	3	4	—	—	(3)	4
ABS	10	—	—	—	6	16
CMBS	6	—	—	—	(5)	1
RMBS	83	1	—	(4)	7	87
Total AFS securities	107	5	—	(4)	4	112
AFS securities – related party, CLO	2	3	—	—	(1)	4
Total AFS securities including related party	$109	$8	$—	$(4)	$3	$116

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$31	$1	$—	$(2)	$—	$30
CLO	1	—	—	—	—	1
ABS	2	—	—	—	1	3
CMBS	10	12	—	(1)	(2)	19
RMBS	129	2	—	(12)	(32)	87
Total AFS securities	173	15	—	(15)	(33)	140
AFS securities – related party, CLO	2	1	—	(1)	—	2
Total AFS securities including related party	$175	$16	$—	$(16)	$(33)	$142

	Nine months ended September 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$3	$—	$(2)	$(3)	$4
CLO	1	7	—	—	(4)	4
ABS	6	5	—	—	5	16
CMBS	10	2	—	—	(11)	1
RMBS	80	1	6	(10)	10	87
Total AFS securities	103	18	6	(12)	(3)	112
AFS securities – related party, CLO	1	5	—	(1)	(1)	4
Total AFS securities including related party	$104	$23	$6	$(13)	$(4)	$116

	Nine months ended September 30, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$—	$32	$—	$(2)	$—	$30
CLO	—	1	—	—	—	1
ABS	—	5	—	—	(2)	3
CMBS	—	21	—	(1)	(1)	19
RMBS	17	50	61	(14)	(27)	87
Total AFS securities	17	109	61	(17)	(30)	140
AFS securities – related party, CLO	—	2	—	(1)	1	2
Total AFS securities including related party	$17	$111	$61	$(18)	$(29)	$142

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
AFS securities	$937	$776	$2,736	$2,403
Trading securities	60	47	183	137
Equity securities	8	4	15	10
Mortgage loans	230	184	625	545
Investment funds	157	148	1,328	242
Funds withheld at interest	188	81	566	165
Other	47	83	206	158
Investment revenue	1,627	1,323	5,659	3,660
Investment expenses	(153)	(114)	(443)	(370)
Net investment income	$1,474	$1,209	$5,216	$3,290

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
AFS securities
Gross realized gains on investment activity	$118	$192	$399	$424
Gross realized losses on investment activity	(93)	(178)	(407)	(378)
Net realized investment gains (losses) on AFS securities	25	14	(8)	46
Net recognized investment gains (losses) on trading securities	(23)	24	(31)	(8)
Net recognized investment gains (losses) on equity securities	57	12	82	(8)
Derivative gains	254	1,648	2,300	959
Provision for credit losses	(2)	84	10	(205)
Other gains (losses)	75	15	155	(11)
Investment related gains (losses)	$386	$1,797	$2,508	$773

Proceeds from sales of AFS securities were $1,243 million and $3,940 million for the three months ended September 30, 2021 and 2020, respectively, and $4,141 million and $7,525 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities we held as of the respective period end:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Trading securities	$(15)	$19	$(70)	$81
Trading securities – related party	20	1	74	(42)
Equity securities	46	11	73	(9)
Equity securities – related party	3	—	4	—

Purchased Financial Assets with Credit Deterioration—The following table summarizes our PCD investment purchases with the following amounts at the time of purchase:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
(In millions)	Fixed maturity securities	Mortgage loans	Fixed maturity securities	Mortgage loans
Purchase price	$2	$—	$18	$335
Allowance for credit losses at acquisition	—	—	6	6
Discount (premiums) attributable to other factors	—	—	1	(26)
Par value	$2	$—	$25	$315

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	September 30, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$598	$598

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	December 31, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$598	$598

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	September 30, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities – Corporate	$564	$620	$559	$644

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

(In millions)	September 30, 2021	December 31, 2020
Commercial mortgage loans	$14,226	$11,383
Commercial mortgage loans under development	381	232
Total commercial mortgage loans	14,607	11,615
Allowance for credit losses on commercial mortgage loans	(164)	(167)
Commercial mortgage loans, net of allowances	14,443	11,448
Residential mortgage loans	6,429	4,569
Allowance for credit losses on residential mortgage loans	(62)	(79)
Residential mortgage loans, net of allowances	6,367	4,490
Mortgage loans, net of allowances	$20,810	$15,938

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	September 30, 2021		December 31, 2020
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,157	28.8%	$3,589	31.4%
Retail	1,997	13.8%	2,083	18.2%
Apartment	3,402	23.6%	2,441	21.3%
Hotels	1,373	9.5%	1,294	11.3%
Industrial	2,220	15.3%	1,362	11.9%
Other commercial	1,294	9.0%	679	5.9%
Total commercial mortgage loans	$14,443	100.0%	$11,448	100.0%

US Region
East North Central	$1,554	10.7%	$1,209	10.5%
East South Central	421	2.9%	402	3.5%
Middle Atlantic	3,348	23.2%	3,069	26.8%
Mountain	513	3.6%	487	4.2%
New England	372	2.6%	350	3.1%
Pacific	3,382	23.4%	2,746	24.0%
South Atlantic	2,140	14.8%	1,773	15.5%
West North Central	151	1.0%	145	1.3%
West South Central	648	4.5%	640	5.6%
Total US Region	12,529	86.7%	10,821	94.5%
International Region
United Kingdom	1,024	7.1%	—	—%
Other International[1]	890	6.2%	627	5.5%
Total International Region	1,914	13.3%	627	5.5%
Total commercial mortgage loans	$14,443	100.0%	$11,448	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	September 30, 2021	December 31, 2020
US States
California	27.3%	24.8%
Florida	11.2%	13.3%
New York	5.4%	6.2%
New Jersey	5.0%	4.0%
Other[1]	39.0%	37.1%
Total US residential mortgage loan percentage	87.9%	85.4%
International
Ireland	7.7%	12.9%
Other[2]	4.4%	1.7%
Total International residential mortgage loan percentage	12.1%	14.6%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans is summarized as follows:

	Three months ended September 30, 2021				Three months ended September 30, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$165	$64	$—	$229	$294	$85	$20	$399
Provision (reversal) for expected credit losses	(1)	(2)	—	(3)	(62)	8	(7)	(61)
Initial credit losses on PCD loans	—	—	—	—	—	3	—	3
Ending balance	$164	$62	$—	$226	$232	$96	$13	$341

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$167	$79	$7	$253	$10	$1	$—	$11
Adoption of accounting standard	—	—	—	—	167	43	11	221
Provision (reversal) for expected credit losses	(3)	(22)	(7)	(32)	55	50	2	107
Initial credit losses on PCD loans	—	6	—	6	—	3	—	3
Loans charged-off	—	(1)	—	(1)	—	(1)	—	(1)
Ending balance	$164	$62	$—	$226	$232	$96	$13	$341

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, London Inter-bank Offered Rate (LIBOR), commercial real estate price index, and market liquidity score. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of September 30, 2021, our reasonable and supportable forecast period was one year, after which, we revert to the 20-year or greater historical average over one year.

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of September 30, 2021, our reasonable and supportable forecast period was one year, after which, we revert to the 30-year or greater historical average over a period of up to one year and then continue at those averages through the contractual life of the loan.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio by origination year and performance status:

	September 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$1,607	$328	$31	$518	$43	$2,850	$5,377
30 to 59 days past due	5	4	1	1	3	113	127
60 to 89 days past due	3	3	2	2	2	49	61
90 days or more past due[1]	5	97	71	66	128	497	864
Total residential mortgages	$1,620	$432	$105	$587	$176	$3,509	$6,429

[1] Includes $737 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

	December 31, 2020[1]
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$274	$68	$845	$72	$7	$2,993	$4,259
30 to 59 days past due	28	1	3	—	—	121	153
60 to 89 days past due	2	—	1	—	—	47	50
90 days or more past due	—	8	5	—	—	94	107
Total residential mortgages	$304	$77	$854	$72	$7	$3,255	$4,569

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of residential mortgage loans by origination year.

As of September 30, 2021 and December 31, 2020, we had $737 million and $0 million respectively, of residential mortgage loans that were 90 days or more past due and are accruing interest.

The following represents our residential loan portfolio in non-accrual status:

(In millions)	September 30, 2021	December 31, 2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$107	$67
Ending amortized cost of residential mortgage loans in non-accrual status	126	107
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	78	13

During the three months ended September 30, 2021 and 2020, we recognized $2 million and $2 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recognized $6 million and $3 million, respectively, of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	September 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$3,330	$1,897	$4,266	$2,738	$1,026	$1,325	$14,582
90 days or more past due	—	—	—	—	25	—	25
Total commercial mortgages	$3,330	$1,897	$4,266	$2,738	$1,051	$1,325	$14,607

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,913	$4,400	$2,617	$987	$130	$1,452	$11,499
30 to 59 days past due	—	20	45	25	—	5	95
90 days or more past due	—	—	—	—	—	21	21
Total commercial mortgages	$1,913	$4,420	$2,662	$1,012	$130	$1,478	$11,615

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our commercial mortgage loan portfolio in non-accrual status:

(In millions)	September 30, 2021	December 31, 2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$38	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	62	38
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	25	—

During the three and nine months ended September 30, 2021 and 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

	September 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 50%	$203	$288	$595	$262	$149	$993	$2,490
50% to 59%	1,042	479	1,333	722	351	174	4,101
60% to 69%	1,382	563	1,929	1,317	449	121	5,761
70% to 79%	563	460	340	373	101	—	1,837
100% or greater	—	—	—	—	—	37	37
Commercial mortgage loans	$3,190	$1,790	$4,197	$2,674	$1,050	$1,325	$14,226

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$431	$600	$201	$152	$44	$1,153	$2,581
50% to 59%	315	1,320	765	300	40	147	2,887
60% to 69%	583	1,988	1,222	440	46	106	4,385
70% to 79%	478	485	375	95	—	13	1,446
80% to 99%	—	—	—	25	—	21	46
100% or greater	—	—	—	—	—	38	38
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

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

	September 30, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Greater than 1.20x	$2,245	$920	$2,147	$2,076	$838	$1,214	$9,440
1.00x – 1.20x	885	701	1,390	115	29	75	3,195
Less than 1.00x	60	169	660	483	183	36	1,591
Commercial mortgage loans	$3,190	$1,790	$4,197	$2,674	$1,050	$1,325	$14,226

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$1,274	$2,964	$2,440	$846	$129	$1,369	$9,022
1.00x – 1.20x	533	1,122	36	70	1	101	1,863
Less than 1.00x	—	307	87	96	—	8	498
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

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

The following summarizes our investment funds, including related party:

	September 30, 2021		December 31, 2020
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$837	58.7%	$348	43.3%
Credit funds	96	6.7%	107	13.3%
Private equity	327	22.9%	267	33.3%
Real assets	167	11.7%	81	10.1%
Total investment funds	1,427	100.0%	803	100.0%
Investment funds – related parties
Differentiated investments
A-A Mortgage Opportunities, L.P. (A-A Mortgage)[1]	77	1.2%	444	8.4%
Catalina Holdings Ltd. (Catalina)	421	6.4%	334	6.3%
Athora Holding Ltd. (Athora)[1]	728	11.0%	709	13.4%
Venerable Holdings, Inc. (Venerable)[1]	235	3.6%	123	2.3%
Other	445	6.7%	279	5.3%
Total differentiated investments	1,906	28.9%	1,889	35.7%
Real estate	1,270	19.3%	828	15.7%
Credit funds	623	9.4%	375	7.1%
Private equity	585	8.9%	473	8.9%
Real assets	319	4.8%	172	3.3%
Natural resources	138	2.1%	113	2.1%
Public equities	27	0.4%	110	2.1%
Investment in Apollo[1]	1,726	26.2%	1,324	25.1%
Total investment funds – related parties	6,594	100.0%	5,284	100.0%
Total investment funds including related party	$8,021		$6,087

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	September 30, 2021		December 31, 2020
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$1,427	$2,312	$803	$1,265
Investment in related parties – investment funds	6,594	9,295	5,284	7,989
Investment in fixed maturity securities	28,896	28,551	23,325	23,027
Investment in related parties – fixed maturity securities	8,395	9,809	7,834	8,126
Investment in related parties – equity securities	115	115	72	72
Total non-consolidated investments	$45,427	$50,082	$37,318	$40,479

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	September 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency swaps	5,765	$202	$71	4,417	$134	$181
Foreign currency forwards	2,584	—	136	2,038	3	9
Foreign currency interest rate swaps	5,571	210	4	—	—	—
Foreign currency forwards on net investments	232	5	—	173	—	2
Total derivatives designated as hedges		417	211		137	192
Derivatives not designated as hedges
Equity options	55,746	3,093	45	53,666	3,209	22
Futures	38	62	—	24	58	2
Total return swaps	155	—	2	97	6	—
Foreign currency swaps	1,897	34	10	1,510	96	—
Interest rate swaps	482	71	1	803	—	34
Credit default swaps	10	—	4	10	—	4
Foreign currency forwards	5,781	109	30	3,595	17	44
Embedded derivatives
Funds withheld including related party		1,829	45		2,806	59
Interest sensitive contract liabilities		—	14,102		—	12,873
Total derivatives not designated as hedges		5,198	14,239		6,192	13,038
Total derivatives		$5,615	$14,450		$6,329	$13,230

Derivatives Designated as Hedges

Cash Flow Hedges – We use foreign currency swaps to convert foreign currency denominated cash flows of investments or liabilities to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. These swaps will expire by March 2052. The following is a summary of the gains (losses) related to cash flow hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Foreign currency swaps – Other comprehensive income	$114	$(178)	$171	$140
Foreign currency swaps – Investment related gains (losses)	(21)	—	6	—

There were no amounts deemed ineffective during the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	September 30, 2021		December 31, 2020
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities – Foreign currency forwards	$3,598	$(64)	$1,932	$117
Mortgage loans – Foreign currency forwards	1,316	(24)	—	—
Interest sensitive contract liabilities
Foreign currency forwards	87	4	65	(1)
Foreign currency interest rate swaps	2,574	98	—	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

(In millions)	Derivatives	Hedged Items	Net	Amount Excluded[1]
Three months ended September 30, 2021
Investment related gains (losses)
Foreign currency forwards	$133	$(149)	$(16)	$(37)
Foreign currency interest rate swaps	(51)	50	(1)	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	7	(6)	1	—

Three months ended September 30, 2020
Investment related gains (losses) – Foreign currency forwards	$(52)	$50	$(2)	$—

[1] Amount of derivative gains (losses) excluded from the assessment of hedge effectiveness are primarily recognized in income through changes in fair value.

(In millions)	Derivatives	Hedged Items	Net	Amount Excluded[1]
Nine months ended September 30, 2021
Investment related gains (losses)
Foreign currency forwards	$338	$(337)	$1	$(37)
Foreign currency interest rate swaps	(82)	82	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	13	(11)	2	—

Nine months ended September 30, 2020
Investment related gains (losses) – Foreign currency forwards	$(60)	$59	$(1)	$—

[1] Amount of derivative gains (losses) excluded from the assessment of hedge effectiveness are primarily recognized in income through changes in fair value.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreign currency forward gains and losses excluded from the assessment of hedge effectiveness that were recognized in OCI were gains of $86 million and $0 million for the three months ended September 30, 2021 and 2020, respectively, and gains of $90 million and $0 million for the nine months ended September 30, 2021 and 2020, respectively.

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended September 30, 2021 and 2020, these derivatives had gains of $7 million and $3 million, respectively. During the nine months ended September 30, 2021 and 2020, these derivatives had gains of $5 million and $5 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income. As of September 30, 2021 and December 31, 2020, the cumulative foreign currency translation recorded in accumulated other comprehensive income (AOCI) related to these net investment hedges were gains of $5 million and $0 million, respectively. During the three and nine months ended September 30, 2021 and 2020, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Equity options	$(45)	$606	$1,501	$(303)
Futures	(2)	50	53	63
Swaps	(40)	29	(4)	9
Foreign currency forwards	75	(114)	25	(70)
Embedded derivatives on funds withheld	205	1,077	463	1,260
Amounts recognized in investment related gains (losses)	193	1,648	2,038	959
Embedded derivatives in indexed annuity products[1]	132	(553)	(716)	(910)
Total gains (losses) on derivatives not designated as hedges	$325	$1,095	$1,322	$49

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2021
Derivative assets	$3,786	$(277)	$(3,531)	$(22)	$—	$(22)
Derivative liabilities	(303)	277	18	(8)	—	(8)

December 31, 2020
Derivative assets	$3,523	$(165)	$(3,196)	$162	$(46)	$116
Derivative liabilities	(298)	165	144	11	—	11

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, amounts not subject to master netting or similar agreements were immaterial.

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

4. Variable Interest Entities

As of September 30, 2021, we consolidate the following primary VIEs:
•Hamlet Securitization Trust 2020-CRE1 (Hamlet)
•A-A SPN-9 (ASREII - ACRASP), L.P. and A-A SPN-9 (ASREII - ALRESP), L.P. (collectively, A-A SPN-9)
•A-A Offshore 2021-1 (Java), L.P. (Java)
•NNN AGP Opportunities Fund, L.P. and NNN AGP Opportunities Fund II, L.P. (collectively, NNN AGP Opportunities)
•A-A Debt Euro Investment Fund (Lux) SCSP and A-A Euro Investment Fund (Lux) SCSP (collectively, A-A Euro)
•AOP Finance Partners, LP (AOP)

The following summarizes the investments of these consolidated VIEs:

(In millions)	September 30, 2021	December 31, 2020
Mortgage loans
Hamlet	$1,795	$1,880
A-A Euro	230	—
Other	17	—
Investment funds
AOP	241	—
A-A SPN-9	181	—
NNN AGP Opportunities	106	—
Java	80	—
A-A Euro	56	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

A-A SPN-9 is comprised of limited partnership entities that invest in an underlying investment fund. We are a limited partner in these entities and receive a significant portion of the economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner in each entity, which are Apollo affiliates and related parties. We do not have any direct voting rights as a limited partner at the A-A SPN-9 level, but we do have an ability to dissolve the underlying investment that results in dissolution of the entities. Therefore, as we have a unilateral ability to ultimately dissolve the entities and also receive a significant portion of the economics of each of the entities, we are deemed to be the primary beneficiary of the VIEs.

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

A-A Euro is an investment fund formed to purchase investments in European real estate. We are both the general partner and a limited partner in the entity and receive a significant portion of its economic benefits and losses. As the general partner, we hired an Apollo affiliate as the related party investment manager who receives management fees and service fees, as applicable. As we control this entity and receive a significant portion of its economic benefits and losses, we are deemed to be the primary beneficiary of the VIE.

AOP is an investment fund formed to participate in a platform that originates loans. We are a limited partner in this entity and receive a significant portion of its economic benefits and losses, other than management fees and carried interest, as applicable, paid to the general partner, which is an Apollo affiliate and related party. We do not have any direct voting rights as a limited partner, but we do have a unilateral ability to dissolve the entity; therefore, we are deemed to be the primary beneficiary of the VIE.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$402	$—	$393	$9	$—
US state, municipal and political subdivisions	1,115	—	—	1,115	—
Foreign governments	931	—	—	929	2
Corporate	69,330	—	—	68,271	1,059
CLO	13,379	—	—	13,365	14
ABS	6,164	—	—	4,435	1,729
CMBS	2,640	—	—	2,615	25
RMBS	6,301	—	—	6,301	—
Total AFS securities	100,262	—	393	97,040	2,829
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	104	—	—	104	—
Foreign governments	16	—	—	16	—
Corporate	1,577	—	—	1,577	—
CLO	6	—	—	3	3
ABS	136	—	—	94	42
CMBS	97	—	—	97	—
RMBS	173	—	—	123	50
Total trading securities	2,115	—	3	2,017	95
Equity securities	666	—	84	558	24
Mortgage loans	18	—	—	—	18
Investment funds	428	148	—	—	280
Funds withheld at interest – embedded derivative	1,142	—	—	—	1,142
Derivative assets	3,786	—	62	3,724	—
Short-term investments	125	—	69	27	29
Other investments	100	—	—	100	—
Cash and cash equivalents	7,753	—	7,753	—	—
Restricted cash	757	—	757	—	—
Investments in related parties
AFS securities
Corporate	503	—	—	175	328
CLO	2,097	—	—	2,097	—
ABS	4,556	—	—	603	3,953
Total AFS securities – related party	7,156	—	—	2,875	4,281
Trading securities
CLO	66	—	—	29	37
ABS	1,676	—	—	—	1,676
Total trading securities – related party	1,742	—	—	29	1,713
Equity securities	115	—	—	—	115
Investment funds	2,955	98	—	—	2,857
Funds withheld at interest – embedded derivative	687	—	—	—	687
Reinsurance recoverable	1,969	—	—	—	1,969
Total assets measured at fair value	$131,776	$246	$9,121	$106,370	$16,039
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,102	$—	$—	$—	$14,102
Universal life benefits	1,195	—	—	—	1,195
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,530	—	—	—	1,530
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	759	—	—	—	759
Derivative liabilities	303	—	—	299	4
Funds withheld liability – embedded derivative	45	—	—	45	—
Total liabilities measured at fair value	$17,934	$—	$—	$344	$17,590

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$351	$—	$332	$19	$—
US state, municipal and political subdivisions	1,033	—	—	999	34
Foreign governments	368	—	—	366	2
Corporate	58,180	—	—	57,402	778
CLO	9,569	—	—	9,361	208
ABS	4,270	—	—	3,470	800
CMBS	2,169	—	—	2,126	43
RMBS	6,913	—	—	6,913	—
Total AFS securities	82,853	—	332	80,656	1,865
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	106	—	—	106	—
Corporate	1,577	—	—	1,577	—
CLO	4	—	—	—	4
ABS	128	—	—	93	35
CMBS	52	—	—	52	—
RMBS	220	—	—	173	47
Total trading securities	2,093	—	3	2,004	86
Equity securities	330	—	57	262	11
Mortgage loans	19	—	—	—	19
Investment funds	161	144	—	—	17
Funds withheld at interest – embedded derivative	1,944	—	—	—	1,944
Derivative assets	3,523	—	58	3,465	—
Short-term investments	222	—	146	74	2
Other investments	105	—	—	105	—
Cash and cash equivalents	7,704	—	7,704	—	—
Restricted cash	738	—	738	—	—
Investments in related parties
AFS securities
Corporate	215	—	—	20	195
CLO	1,520	—	—	1,520	—
ABS	4,785	—	—	676	4,109
Total AFS securities – related party	6,520	—	—	2,216	4,304
Trading securities
CLO	54	—	—	4	50
ABS	1,475	—	—	—	1,475
Total trading securities – related party	1,529	—	—	4	1,525
Equity securities	72	—	—	—	72
Investment funds	2,119	86	—	—	2,033
Funds withheld at interest – embedded derivative	862	—	—	—	862
Reinsurance recoverable	2,100	—	—	—	2,100
Total assets measured at fair value	$112,894	$230	$9,038	$88,786	$14,840
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$12,873	$—	$—	$—	$12,873
Universal life benefits	1,308	—	—	—	1,308
Future policy benefits
AmerUs Closed Block	1,600	—	—	—	1,600
ILICO Closed Block and life benefits	776	—	—	—	776
Derivative liabilities	298	—	2	292	4
Funds withheld liability – embedded derivative	59	—	—	59	—
Total liabilities measured at fair value	$16,914	$—	$2	$351	$16,561

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Trading securities	$(23)	$24	$(31)	$(8)
Investment funds	4	(57)	439	109
Future policy benefits	21	(4)	70	(31)
Total gains (losses)	$2	$(37)	$478	$70

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

The following summarizes information for fair value option mortgage loans:

(In millions)	September 30, 2021	December 31, 2020
Unpaid principal balance	$16	$17
Mark to fair value	2	2
Fair value	$18	$19

There were no fair value option mortgage loans 90 days or more past due as of September 30, 2021 and December 31, 2020.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Three months ended September 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in income[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	983	(2)	3	136	(61)	1,059	—	3
CLO	276	2	—	(22)	(242)	14	—	—
ABS	1,481	(5)	5	139	109	1,729	—	11
CMBS	51	—	(1)	1	(26)	25	—	(1)
Trading securities
CLO	3	—	—	—	—	3	—	—
ABS	38	—	—	4	—	42	—	—
CMBS	2	—	—	(2)	—	—	—	—
RMBS	56	(6)	—	1	(1)	50	(3)	—
Equity securities	22	2	—	—	—	24	2	—
Mortgage loans	18	—	—	—	—	18	—	—
Investment funds	366	1	—	(87)	—	280	1	—
Funds withheld at interest – embedded derivative	1,373	(231)	—	—	—	1,142	—	—
Short-term investments	—	—	—	29	—	29	—	—
Investments in related parties
AFS securities
Corporate	—	—	1	115	212	328	—	(3)
ABS	4,237	(5)	(2)	45	(322)	3,953	—	—
Trading securities
CLO	30	—	—	7	—	37	—	—
ABS	1,680	(4)	—	23	(23)	1,676	(3)	—
Equity securities	115	3	—	(3)	—	115	3	—
Investment funds	2,521	3	—	333	—	2,857	3	—
Funds withheld at interest – embedded derivative	752	(65)	—	—	—	687	—	—
Reinsurance recoverable	1,946	23	—	—	—	1,969	—	—
Total Level 3 assets	$15,952	$(284)	$6	$719	$(354)	$16,039	$3	$10

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(13,635)	$132	$—	$(599)	$—	$(14,102)	$—	$—
Universal life benefits	(1,188)	(7)	—	—	—	(1,195)	—	—
Future policy benefits
AmerUs Closed Block	(1,551)	21	—	—	—	(1,530)	—	—
ILICO Closed Block and life benefits	(743)	(16)	—	—	—	(759)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(17,121)	$130	$—	$(599)	$—	$(17,590)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in income[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$—	$(1)	$(33)	$—	$—	$—
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	6	37	108	130	1,059	—	37
CLO	208	—	1	(37)	(158)	14	—	1
ABS	800	(4)	34	894	5	1,729	—	47
CMBS	43	1	4	—	(23)	25	—	4
Trading securities
CLO	4	—	—	(1)	—	3	—	—
ABS	35	—	—	7	—	42	—	—
RMBS	47	(4)	—	4	3	50	(2)	—
Equity securities	11	13	—	—	—	24	13	—
Mortgage loans	19	—	—	(1)	—	18	—	—
Investment funds	17	17	—	137	109	280	18	—
Funds withheld at interest – embedded derivative	1,944	(802)	—	—	—	1,142	—	—
Short-term investments	2	—	—	29	(2)	29	—	—
Investments in related parties
AFS securities
Corporate	195	—	(2)	330	(195)	328	—	(3)
ABS	4,109	(5)	(27)	(63)	(61)	3,953	—	(27)
Trading securities
CLO	50	9	—	7	(29)	37	18	—
ABS	1,475	30	—	248	(77)	1,676	33	—
Equity securities	72	4	—	39	—	115	4	—
Investment funds	2,033	422	—	402	—	2,857	422	—
Funds withheld at interest – embedded derivative	862	(175)	—	—	—	687	—	—
Reinsurance recoverable	2,100	(131)	—	—	—	1,969	—	—
Total Level 3 assets	$14,840	$(619)	$47	$2,102	$(331)	$16,039	$506	$59

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$(716)	$—	$(513)	$—	$(14,102)	$—	$—
Universal life benefits	(1,308)	113	—	—	—	(1,195)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	70	—	—	—	(1,530)	—	—
ILICO Closed Block and life benefits	(776)	17	—	—	—	(759)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(16,561)	$(516)	$—	$(513)	$—	$(17,590)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended September 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$147	$—	$—	$(11)	$136	$25	$(86)	$(61)
CLO	—	—	—	(22)	(22)	—	(242)	(242)
ABS	443	—	—	(304)	139	166	(57)	109
CMBS	1	—	—	—	1	—	(26)	(26)
Trading securities
CLO	1	—	(1)	—	—	—	—	—
ABS	4	—	—	—	4	—	—	—
CMBS	—	—	(2)	—	(2)	—	—	—
RMBS	1	—	—	—	1	4	(5)	(1)
Investment funds	6	—	(93)	—	(87)	—	—	—
Short-term investments	29	—	—	—	29	—	—	—
Investments in related parties
AFS securities
Corporate	115	—	—	—	115	212	—	212
ABS	65	—	—	(20)	45	—	(322)	(322)
Trading securities
CLO	42	—	—	(35)	7	—	—	—
ABS	23	—	—	—	23	—	(23)	(23)
Equity securities	—	—	—	(3)	(3)	—	—	—
Investment funds	333	—	—	—	333	—	—	—
Total Level 3 assets	$1,210	$—	$(96)	$(395)	$719	$407	$(761)	$(354)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(832)	$—	$233	$(599)	$—	$—	$—
Total Level 3 liabilities	$—	$(832)	$—	$233	$(599)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended September 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$(5)	$—	$(5)	$—	$—	$—
Foreign governments	1	—	—	—	1	—	—	—
Corporate	58	—	—	(19)	39	157	(206)	(49)
CLO	12	—	(18)	(1)	(7)	36	—	36
ABS	47	—	(43)	(48)	(44)	218	(71)	147
CMBS	—	—	—	—	—	39	(23)	16
RMBS	—	—	(1)	(1)	(2)	—	(16)	(16)
Trading securities
ABS	35	—	—	—	35	—	—	—
RMBS	—	—	—	—	—	8	(1)	7
Equity securities	10	—	—	—	10	—	—	—
Mortgage loans	—	—	—	(6)	(6)	—	—	—
Short-term investments	1	—	(7)	(10)	(16)	—	(88)	(88)
Investments in related parties
AFS securities
Corporate	761	—	—	—	761	—	—	—
CLO	11	—	—	—	11	—	—	—
ABS	2	—	(10)	(23)	(31)	—	—	—
Trading securities
CLO	—	—	—	—	—	4	(24)	(20)
ABS	517	—	(10)	—	507	—	—	—
Equity securities	2	—	(1)	(3)	(2)	—	—	—
Investment funds	16	—	—	—	16	—	—	—
Total Level 3 assets	$1,473	$—	$(95)	$(111)	$1,267	$462	$(429)	$33

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(202)	$—	$154	$(48)	$—	$—	$—
Total Level 3 liabilities	$—	$(202)	$—	$154	$(48)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$(1)	$(1)	$—	$(33)	$(33)
Foreign governments	1	—	—	(1)	—	—	—	—
Corporate	172	—	(8)	(56)	108	252	(122)	130
CLO	—	—	—	(37)	(37)	—	(158)	(158)
ABS	1,387	—	(1)	(492)	894	175	(170)	5
CMBS	1	—	—	(1)	—	—	(23)	(23)
Trading securities
CLO	4	—	(5)	—	(1)	—	—	—
ABS	47	—	—	(40)	7	—	—	—
RMBS	4	—	—	—	4	5	(2)	3
Equity securities	11	—	(11)	—	—	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Investment funds	230	—	(93)	—	137	109	—	109
Short-term investments	29	—	—	—	29	—	(2)	(2)
Investments in related parties
AFS securities
Corporate	330	—	—	—	330	—	(195)	(195)
ABS	103	—	(25)	(141)	(63)	—	(61)	(61)
Trading securities
CLO	71	—	—	(64)	7	—	(29)	(29)
ABS	248	—	—	—	248	—	(77)	(77)
Equity securities	46	—	—	(7)	39	—	—	—
Investment funds	402	—	—	—	402	—	—	—
Total Level 3 assets	$3,086	$—	$(143)	$(841)	$2,102	$541	$(872)	$(331)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,204)	$—	$691	$(513)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,204)	$—	$691	$(513)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$(5)	$(1)	$(6)	$—	$—	$—
Foreign governments	1	—	—	—	1	—	—	—
Corporate	245	—	—	(127)	118	97	(40)	57
CLO	90	—	(25)	(9)	56	36	(22)	14
ABS	95	—	(6)	(390)	(301)	64	(106)	(42)
CMBS	—	—	(4)	(1)	(5)	39	—	39
Trading securities
Corporate	—	—	—	—	—	6	—	6
ABS	35	—	(16)	—	19	—	—	—
RMBS	—	—	—	—	—	12	(1)	11
Equity securities	10	—	—	—	10	—	—	—
Mortgage loans	—	—	—	(8)	(8)	—	—	—
Short-term investments	1	—	(7)	(25)	(31)	—	—	—
Investments in related parties
AFS securities
Corporate	761	—	—	—	761	—	—	—
CLO	11	—	—	—	11	—	—	—
ABS	7	—	(15)	(77)	(85)	—	(165)	(165)
Trading securities
CLO	13	—	(12)	—	1	—	—	—
ABS	671	—	(10)	(14)	647	—	—	—
Equity securities	3	—	(2)	(4)	(3)	—	(6)	(6)
Investment funds	1,525	—	—	—	1,525	—	—	—
Total Level 3 assets	$3,468	$—	$(102)	$(656)	$2,710	$254	$(340)	$(86)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(964)	$—	$1,075	$111	$—	$—	$—
Total Level 3 liabilities	$—	$(964)	$—	$1,075	$111	$—	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	September 30, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$7,351	Discounted cash flow	Discount rate	1.4%	17.7%	4.9%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$14,102	Option budget method	Nonperformance risk	0.1%	0.9%	0.5%	[2]	Decrease
			Option budget	0.4%	3.3%	1.8%	[3]	Increase
			Surrender rate	5.1%	9.7%	7.1%	[4]	Decrease

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$5,858	Discounted cash flow	Discount rate	1.7%	35.0%	4.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$12,873	Option budget method	Nonperformance risk	0.0%	1.1%	0.5%	[2]	Decrease
			Option budget	0.6%	3.5%	1.9%	[3]	Increase
			Surrender rate	5.3%	9.5%	7.1%	[4]	Decrease

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

Financial Instruments Without Readily Determinable Fair Values—We had elected the measurement alternative for certain equity securities that did not have a readily determinable fair value. During the third quarter of 2021, these equity securities no longer qualified for the measurement alternative and, effective September 30, 2021, are measured at fair value. As of December 31, 2020, the carrying amount of the equity securities was $202 million, with a cumulative recorded impairment of $231 million.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	September 30, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$19,682	$20,254	$—	$—	$—	$20,254
Investment funds	999	999	999	—	—	—
Policy loans	320	320	—	—	320	—
Funds withheld at interest	43,220	43,220	—	—	—	43,220
Other investments	1,625	1,625	—	—	—	1,625
Investments in related parties
Mortgage loans	1,110	1,122	—	—	—	1,122
Investment funds	3,639	3,639	3,639	—	—	—
Funds withheld at interest	11,754	11,754	—	—	—	11,754
Other investments	178	179	—	—	—	179
Total financial assets not carried at fair value	$82,527	$83,112	$4,638	$—	$320	$78,154

Financial liabilities
Interest sensitive contract liabilities	$102,039	$104,414	$—	$—	$—	$104,414
Long-term debt	2,469	2,830	—	—	2,830	—
Securities to repurchase	598	598	—	—	598	—
Funds withheld liability	392	392	—	—	392	—
Total financial liabilities not carried at fair value	$105,498	$108,234	$—	$—	$3,820	$104,414

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$15,245	$15,811	$—	$—	$—	$15,811
Investment funds	642	642	642	—	—	—
Policy loans	369	369	—	—	369	—
Funds withheld at interest	46,668	46,668	—	—	—	46,668
Other investments	467	471	—	—	—	471
Investments in related parties
Mortgage loans	674	694	—	—	—	694
Investment funds	3,165	3,165	3,165	—	—	—
Funds withheld at interest	12,168	12,168	—	—	—	12,168
Other investments	469	499	—	—	—	499
Total financial assets not carried at fair value	$79,867	$80,487	$3,807	$—	$369	$76,311

Financial liabilities
Interest sensitive contract liabilities	$94,685	$98,945	$—	$—	$—	$98,945
Long-term debt	1,976	2,259	—	—	2,259	—
Securities to repurchase	598	598	—	—	598	—
Funds withheld liability	393	393	—	—	393	—
Total financial liabilities not carried at fair value	$97,652	$102,195	$—	$—	$3,250	$98,945

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA):

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	471	186	—	657
Amortization	(408)	(138)	(122)	(668)
Impact of unrealized investment (gains) losses	120	35	60	215
Balance at September 30, 2021	$3,419	$940	$751	$5,110

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	470	124	—	594
Unlocking	(36)	(13)	(11)	(60)
Amortization	(175)	(24)	(25)	(224)
Impact of unrealized investment (gains) losses	(116)	(45)	(14)	(175)
Balance at September 30, 2020	$3,429	$867	$869	$5,165

7. Debt

Senior Notes—The following is a summary of our senior notes:

Issue date	January 12, 2018	April 3, 2020	October 8, 2020	May 25, 2021
Principal balance (in millions)	$1,000	$500	$500	$500
Interest rate	4.125%	6.150%	3.500%	3.950%
Maturity date	January 12, 2028	April 3, 2030	January 15, 2031	May 25, 2051

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

Interest expense on long-term debt was $28 million and $18 million for the three months ended September 30, 2021 and 2020, respectively, and $76 million and $47 million for the nine months ended September 30, 2021 and 2020, respectively.

8. Equity

Accumulated Other Comprehensive Income—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income
Balance at June 30, 2021	$4,423	$(36)	$(1,082)	$23	$9	$3,337
Other comprehensive income (loss) before reclassifications	(868)	41	122	179	(6)	(532)
Less: Reclassification adjustments for gains (losses) realized[1]	(29)	(2)	10	(21)	—	(42)
Less: Income tax expense (benefit)	(161)	8	23	42	—	(88)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(96)	—	—	20	—	(76)
Balance at September 30, 2021	$3,841	$(1)	$(993)	$161	$3	$3,011

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income
Balance at June 30, 2020	$2,776	$(34)	$(873)	$320	$(5)	$2,184
Other comprehensive income (loss) before reclassifications	1,396	18	(306)	(178)	10	940
Less: Reclassification adjustments for gains (losses) realized[1]	85	—	(20)	—	—	65
Less: Income tax expense (benefit)	256	4	(61)	(42)	—	157
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	4	—	8	2	14
Balance at September 30, 2020	$3,831	$(24)	$(1,098)	$176	$3	$2,888

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income.
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income
Balance at December 31, 2020	$5,352	$(53)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications	(2,100)	58	416	267	(5)	(1,364)
Less: Reclassification adjustments for gains (losses) realized[1]	(53)	(5)	15	6	—	(37)
Less: Income tax expense (benefit)	(393)	12	84	58	—	(239)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(143)	(1)	—	16	—	(128)
Balance at September 30, 2021	$3,841	$(1)	$(993)	$161	$3	$3,011

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income..
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	1,313	(26)	(358)	140	9	1,078
Less: Reclassification adjustments for gains (losses) realized[1]	306	—	(87)	—	—	219
Less: Income tax expense (benefit)	195	(5)	(58)	33	—	165
Less: Other comprehensive income (loss) attributable to noncontrolling interests	87	(1)	—	(8)	3	81
Balance at September 30, 2020	$3,831	$(24)	$(1,098)	$176	$3	$2,888

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Share

The following represents our basic and diluted earnings per share (EPS) calculations, which are calculated using unrounded amounts:

	Class A
	Three months ended		Nine months ended
(In millions, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$698	$622	$2,658

Basic weighted average shares outstanding	191.7	193.1	191.5
Dilutive effect of stock compensation plans and warrants	7.1	4.0	6.5
Diluted weighted average shares outstanding	198.8	197.1	198.0

Earnings per share
Basic	$3.64	$3.22	$13.88
Diluted	$3.51	$3.16	$13.42

	Nine months ended September 30, 2020
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income (loss) available to Athene Holding Ltd. common shareholders – basic and diluted	$508	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	182.8	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans and warrants	3.1	—	—	—	—	—
Diluted weighted average shares outstanding	185.9	25.4	3.3	0.8	1.0	2.4

Earnings per share
Basic	$2.78	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$2.73	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

For the periods in which we had multiple classes of stock participating in earnings, we used the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 10 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the nine months ended September 30, 2020 allocated all net income for the second and third quarters of 2020 to Class A shares and, for the first quarter of 2020, used only the weighted average shares for the first quarter to allocate first quarter net loss to Class B and Class M shares; however, for Class B and Class M shares, the weighted average shares outstanding represented only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are included within the dilutive effect of stock compensation plans and warrants above if dilutive.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. The diluted EPS calculations for Class A shares excluded 1.0 million and 2.8 million shares, restricted stock units, options and warrants as of September 30, 2021 and 2020, respectively, for the three and nine months then ended.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following represents assets based on the above sub-allocation structure:

(In millions, except percentages)	September 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Core	$50,562	25.2%	$49,392	27.3%
Core Plus	45,593	22.7%	41,516	23.0%
Yield	77,947	38.9%	64,693	35.8%
High Alpha	7,474	3.7%	6,200	3.4%
Other	19,118	9.5%	19,088	10.5%
Total sub-allocation assets	$200,694	100.0%	$180,889	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2021 and 2020, we incurred management fees, inclusive of the base and sub-allocation fees, of $146 million and $111 million, respectively. During the nine months ended September 30, 2021 and 2020, we incurred management fees, inclusive of the base and sub-allocation fees, of $430 million and $362 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income. As of September 30, 2021 and December 31, 2020, management fees payable were $53 million and $41 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

A-A Mortgage – We have an equity method investment of $77 million and $444 million as of September 30, 2021 and December 31, 2020, respectively, in A-A Mortgage, which previously held an investment in AmeriHome. On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation. This transaction closed on April 7, 2021 and we recognized $182 million of revenue from the premium of the platform sale, net of carry and transaction expenses. Of the total, $174 million was recognized during the first quarter of 2021 as a result of the underlying investment being held at fair value. We have a loan purchase agreement with AmeriHome, which survived the sale. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased no residential mortgage loans under this agreement during the three months ended September 30, 2021 or 2020. We purchased $0 million and $169 million of residential mortgage loans under this agreement during the nine months ended September 30, 2021 and 2020, respectively. Additionally, as of December 31, 2020, we held $360 million of investments issued by AmeriHome or AmeriHome affiliates as related party AFS securities on the condensed consolidated balances sheets.

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

The following summarizes our investments in MidCap:

(In millions)	September 30, 2021	December 31, 2020
Profit participating notes	$618	$534
Senior unsecured notes	157	—
Redeemable preferred stock	8	77
Subordinated debt facility	—	328
Total investment in MidCap	$783	$939

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $801 million and $630 million as of September 30, 2021 and December 31, 2020, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2021, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

Our investment in Athora, which is included in related party investment funds on the condensed consolidated balance sheets, was $728 million and $709 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, as of September 30, 2021 and December 31, 2020, we had $116 million and $122 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $695 million as of September 30, 2021.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $235 million and $123 million as of September 30, 2021 and December 31, 2020, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners III Management, LLC (Crestview) and Reverence Capital Partners L.P. (Reverence), and is the parent of Venerable, which is the parent of VIAC.

On June 1, 2021, Apollo Hybrid Value Fund, L.P., AA Direct, L.P. and certain entities affiliated with Athora, collectively through an acquisition vehicle, AP Violet, L.P. (AP Violet), along with Crestview and Reverence agreed to acquire a portion of the minority equity investment in VA Capital from us and Apollo. In the second and third quarters of 2021, we sold portions of our equity investment for $124 million, of which $25 million was deferred consideration, to Crestview, Reverence and AP Violet.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at the principal balance less allowances and were $178 million and $145 million as of September 30, 2021 and December 31, 2020, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.5 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of September 30, 2021 and December 31, 2020, we had $274 million and $214 million, respectively, of investments under the Strategic Partnership and these investments are typically included in related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have an investment in PK AirFinance (PK), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by an SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. As of September 30, 2021 and December 31, 2020, our investment in securitizations of loans originated by PK was $1,364 million and $1,373 million, respectively, and are included in related party AFS or trading securities on the condensed consolidated balance sheets. We also have commitments to make additional investment in securitizations of loans originated by PK of $1,232 million as of September 30, 2021.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate 1A Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. ALRe currently holds 36.55% of the economic interests in ACRA, with ADIP holding the remaining 63.45%. During the three months ended September 30, 2021 and 2020, we received capital contributions of $328 million and $0 million, respectively, from ADIP and paid dividends of $0 million and $0 million, respectively, to ADIP. During the nine months ended September 30, 2021 and 2020, we received capital contributions of $648 million and $240 million, respectively, from ADIP and paid dividends of $0 million and $46 million, respectively, to ADIP.

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

11. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $13,564 million and $7,472 million as of September 30, 2021 and December 31, 2020, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2021 and December 31, 2020, we had $2,001 million and $2,002 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2021 and December 31, 2020, we had $18,292 million and $8,822 million, respectively, of FABN funding agreements outstanding. We had $6,648 million of board-authorized FABN capacity remaining as of September 30, 2021.

During the third quarter of 2020, we established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special-purpose entity to purchase funding agreements from us. As of September 30, 2021 and December 31, 2020, we had $1,000 million of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	September 30, 2021	December 31, 2020
AFS securities	$9,081	$9,884
Trading securities	75	60
Equity securities	27	26
Mortgage loans	4,831	5,028
Investment funds	168	68
Derivative assets	92	107
Short-term investments	—	52
Other investments	100	105
Restricted cash	757	738
Total restricted assets	$15,131	$16,068

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,394 million as of September 30, 2021. These letters of credit were issued for our reinsurance program and expire between December 10, 2021 and June 19, 2023.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies, which were subsequently merged into Athene Annuity and Life Company (AAIA), purchased broad based variable COLI policies from American General Life Insurance Company (American General) that, as of September 30, 2021, had an asset value of $423 million, and is included in other assets on the condensed consolidated balance sheets. In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue will proceed to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement is ultimately deemed to be effective, the purported changes to the policies could impair AAIA’s ability to access the value of guarantees associated with the policies. The Superior Court issued a scheduling order providing for a July 2022 trial and the parties are currently engaged in discovery. The value of the guarantees included within the asset value reflected above is $199 million as of September 30, 2021.

Regulatory Matters – From 2015 to 2018, our US insurance subsidiaries experienced increased complaints related to the conversion and administration of the block of life insurance business acquired in connection with our acquisition of Aviva USA and reinsured to affiliates of Global Atlantic. The life insurance policies included in this block have been and are currently being administered by AllianceOne Inc. (AllianceOne), a subsidiary of DXC Technology Company, which was retained by such Global Atlantic affiliates to provide third party administration services on such policies. AllianceOne also administers a small block of annuity policies that were on Aviva USA’s legacy policy administration systems that were also converted in connection with the acquisition of Aviva USA and have experienced some similar service and administration issues, but to a lesser degree.

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
•Investment gains (losses), net of offsets; and
•Noncontrolling interests, VIE expenses and other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Retirement Services	$5,193	$1,711	$11,520	$5,769
Corporate and Other	89	(15)	666	101
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	(59)	637	1,526	(280)
Investment gains (losses), net of offsets	(37)	468	(209)	29
Noncontrolling interests, VIE expenses and other adjustments to revenues	3,538	474	6,035	505
Total revenues	$8,724	$3,275	$19,538	$6,124

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

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the condensed consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Retirement Services	$537	$361	$1,955	$773
Corporate and Other	4	(59)	334	(89)
Non-operating adjustments
Investment gains (losses), net of offsets	2	346	(86)	(18)
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	70	72	490	(268)
Integration, restructuring and other non-operating expenses	(8)	—	(64)	(13)
Stock-based compensation, excluding LTIP	(1)	(1)	(2)	(11)
Income tax (expense) benefit – non-operating	94	(97)	31	7
Net income available to Athene Holding Ltd. common shareholders	$698	$622	$2,658	$381

The following represents total assets by segment:

(In millions)	September 30, 2021	December 31, 2020
Retirement Services	$218,427	$197,295
Corporate and Other	5,969	5,476
Total assets	$224,396	$202,771

Deposits and premiums by the geographical location are as follows:

	Nine months ended September 30,		Years ended December 31,
(In millions)	2021	2020	2020[1]	2019[1]
United States	$19,414	$11,171	$19,187	$16,614
Bermuda	8,827	34,236	35,692	1,893
Total premiums and deposits, net of ceded	$28,241	$45,407	$54,879	$18,507

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

We have established a significant base of earnings and, as of September 30, 2021, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 8.7 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

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

Our total assets have grown to $224.4 billion as of September 30, 2021. Our book value per common share as of September 30, 2021 was $94.24. Our adjusted book value per common share was $71.50 as of September 30, 2021. Our consolidated annualized ROE for the nine months ended September 30, 2021 and the year ended December 31, 2020 was 18.6% and 10.0%, respectively, and our consolidated annualized adjusted operating ROE was 23.7% and 12.1%, respectively. For the nine months ended September 30, 2021 and the year ended December 31, 2020, in our Retirement Services segment, we generated an annualized net investment spread of 1.96% and 1.31%, respectively, and an annualized adjusted operating ROE of 28.3% and 16.9%, respectively. Our Retirement Services segment generated an annualized investment margin on deferred annuities of 2.62% and 2.09% for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. As of September 30, 2021, our deferred annuities had a weighted-average life of 8.4 years and made up a significant portion of our reserve liabilities.

The following table presents the inflows generated from our organic and inorganic channels:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except percentages)	2021	2020	2021	2020
Retail	$2,372	$2,465	$5,878	$5,502
Flow reinsurance	635	2,317	1,213	5,443
Funding agreements[1]	2,337	2,619	9,637	6,078
Pension group annuities[2]	6,593	—	10,960	1,246
Gross organic inflows	11,937	7,401	27,688	18,269
Gross inorganic inflows	—	—	—	28,792
Total gross inflows	11,937	7,401	27,688	47,061
Inflows attributable to ACRA noncontrolling interest	(4,757)	—	(7,908)	(18,268)
Net outflows[3]	(3,746)	(2,695)	(11,168)	(8,717)
Net flows	$3,434	$4,706	$8,612	$20,076

Gross organic inflows	$11,937	$7,401	$27,688	$18,269
Organic inflows attributable to ACRA noncontrolling interest	(4,757)	—	(7,908)	—
Net organic inflows	7,180	7,401	19,780	18,269
Net outflows[3]	(3,746)	(2,695)	(11,168)	(8,717)
Net organic flows	$3,434	$4,706	8,612	9,552

Net organic growth rate[4]	8.4%	13.4%	7.3%	9.9%
Average net invested assets	$163,517	$140,052	$158,231	$129,188

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Pension group annuities was previously referenced as pension risk transfer (PRT). [3] Net outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and funding agreement maturities net of the ACRA noncontrolling interest. In 2021 we revised the net outflows metric, for all periods presented, to include all outflows while previously this metric excluded inorganic business. [4] Net organic growth rate is calculated as net organic flows divided by average net invested assets, on an annualized basis. In 2021, we revised the net organic growth rate and average net invested assets metrics, for all periods presented, to include all outflows and net invested assets while previously these metrics excluded inorganic business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $27.7 billion and $18.3 billion for the nine months ended September 30, 2021 and 2020, respectively, which were underwritten to attractive, above target returns despite the historically low interest rate environment. Gross organic inflows increased $9.4 billion, or 52%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into the optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension group annuity benefit payments (collectively, net outflows), in the aggregate and net of ACRA noncontrolling interest, were $11.2 billion and $8.7 billion for the nine months ended September 30, 2021 and 2020, respectively. The increase in net outflows compared to the prior year was consistent with our expectations and pricing assumptions, primarily related to a large number of 5 year MYGA contracts issued in 2016 through our flow reinsurance channel, which are coming out of the surrender charge period in 2021. Net organic growth rate of 7.3% and 9.9% for the nine months ended September 30, 2021 and 2020, respectively, decreased mainly due to an increase in organic inflows ceded to ACRA resulting in higher noncontrolling interests and the significant growth in our average net invested assets. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $5.9 billion and $5.5 billion for the nine months ended September 30, 2021 and 2020, respectively. The increase in our retail channel was primarily driven by the strong performance of our FIA products in the IMO and broker-dealer channels, exhibiting strong sales execution despite the challenging sales environment. We have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 54 independent marketing organizations (IMO); approximately 64,000 independent agents; and our growing network of 16 banks and 114 regional broker-dealers. Our strong financial position and diverse, capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we are focusing on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $1.2 billion and $5.4 billion for the nine months ended September 30, 2021 and 2020, respectively. The decrease in our flow reinsurance channel from prior year was driven by maintaining our rate discipline in the lower interest rate environment amid a very competitive market. During the third quarter, we added a new Japanese partner reinsuring FIA products increasing our presence in the Japanese market. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $20.6 billion and $7.3 billion for the nine months ended September 30, 2021 and 2020, respectively. The increase in our institutional channel was driven by significantly higher pension group annuity and funding agreement inflows. During the nine months ended September 30, 2021, we closed six pension group annuity transactions, including our largest transaction to date of $4.9 billion with Lockheed Martin, and issued annuity contracts in the aggregate principal amount of $11.0 billion, compared to $1.2 billion during the nine months ended September 30, 2020. Since entering the pension group annuities channel in 2017 through September 30, 2021, we have closed 30 deals involving more than 340,000 plan participants resulting in the issuance or reinsurance of group annuities of $27.3 billion. We issued funding agreements in the aggregate principal amount of $9.6 billion and $6.1 billion for the nine months ended September 30, 2021 and 2020, respectively, including issuances in multiple currencies. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $9.6 billion under our FABN program for the nine months ended September 30, 2021. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. On June 18, 2020, we entered into an agreement with Jackson, effective June 1, 2020, pursuant to which we agreed to reinsure a block of fixed and fixed indexed annuities on a funds withheld coinsurance basis providing $28.8 billion of gross inflows. Utilizing the strategic benefits of ACRA, approximately 63% of the total capital deployment for the transaction was funded by third-party investors and approximately 37% was funded by ALRe. As part of the Jackson reinsurance transaction, ACRA made an equity investment in Jackson Financial Inc. (JXN), an indirect parent of Jackson, which closed on July 17, 2020. In September 2021, Prudential plc completed a dividend demerger transaction, which resulted in Jackson becoming a publicly traded company. We expect that our inorganic channel will continue to be an important source of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of September 30, 2021, we estimate that we have approximately $8.0 billion in capital available to deploy, consisting of approximately $3.6 billion in excess capital, $3.1 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.3 billion in available uncalled capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. Effective April 1, 2020, ALRe purchased additional shares in ACRA increasing our ownership from 33% to 36.55% of the economic interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by an affiliate of Apollo. ACRA participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This shareholder-friendly, strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

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

Industry Trends and Competition

Market Conditions

Markets were subjected to a much broader range of forces in the third quarter than we had seen in the first half of the year. First and foremost, the Delta variant emerged as a powerful and easily transmissible threat, and much of the COVID optimism that had built through the spring and early summer dissolved. Infection rates spiked in most corners of the world, including notably those that had made early gains on vaccination and containment. Roll-back of economic re-openings and eased policies followed shortly thereafter, extending confusion over back-to-office planning, face mask constraints and policy making. While death rates remained relatively contained as compared to earlier stages of the pandemic, consumer optimism began to lag meaningfully, and predictions for the end of the pandemic were shelved.

Despite this, the U.S. Federal Reserve (Fed) and other central banks remained fairly optimistic on the outlook for growth (and the transitory nature of inflationary pressures), and were supported by generally improving economic data. Unemployment and jobs data trended upwards in the US (although not back to pre-pandemic levels), durable goods and regional Fed numbers performed similarly, and even retail consumer sales (tied closely to consumer confidence) were strong. Inflationary pressures mentioned above were certainly in evidence – Consumer Price Index (CPI) and Producer Price Index (PPI) both close to recent record levels during the quarter – and inflation expectations, in the US and abroad, moved considerably higher as well.

Despite higher inflation and higher inflation expectations – often thought of as a key determinant of longer-term inflation, although there has been increased debate recently on this point – the Fed continued to signal their belief that these pressures were temporary. To that end, “taper” related discussions emerged for the first time since the pandemic, and while that picture remains muddled as we enter the fourth quarter, the expectations for higher rates remain, and are likely increasing.

Equity markets took different messages from this volatility over the period, and the Dow ended September not far from where it had entered July. Pressure on tech names and companies led to less favorable outcomes for the Nasdaq, and increased crackdowns on property companies and wealthy individuals in China brought downward pressure across global equities in a pronounced way, which have continued in the fourth quarter. While the full impact of these forces is perhaps not yet felt, some sub-sectors, such as the U.S. housing market, were able to shrug off these concerns and continue to march higher (an additional boon for the consumer in the short term, although a trend that bears watching from a general housing affordability standpoint).
Given the relative lack of rate movements, fixed income markets traded more or less flat during the third quarter. Most sectors remained unchanged from a spread standpoint throughout the quarter – with spreads remaining at or near recent tightened levels. Most impressively, September saw near record issuance in both investment grade as well as below investment grade credit, all of which was well absorbed by market participants still starved for yield. Structured product saw similar support across the board, and even across ratings categories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Environment

Despite COVID, the Fed, and other factors impacting growth outlooks, U.S. ten year Treasuries still managed to remain within a 40bp range for the three-month period ended September 30, 2021. The Fed’s messaging remained fairly consistent throughout the period, but the need for yield kept an effective lid on higher movements. As we look forward, taper discussions seem poised to continue into next year in the US so it is reasonable to expect a continued drift higher in rates overall, but a move much above 1.75% on the U.S ten year Treasury appears unlikely. Foreign buyers abound, and the Treasury market remains sensitive to risk-off moves as it has for years. China and the impact of government involvement in housing and other markets, for example, could certainly catalyze another leg lower. Inflation continues to impact the shape of the Treasury curve, and volatility in this regard has certainly increased, mostly trending in a flatter direction as inflation expectations are removed, and as the bid for the long end of the Treasury market remains solid. We expect that some steepening will emerge prior to year-end, but again expect the overall impact to be limited. In this environment, fixed income instruments should remain well bid, although the overall central bank support might start to be thought of differently by equity markets.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, which was experienced in the prior year. Our investment portfolio includes $32.3 billion of floating rate investments, or 19% of our net invested assets as of September 30, 2021.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2021, most of our products were deferred annuities with 22% of our FIAs at the minimum guarantees and 38% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2021, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 95 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2020 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Discontinuation of LIBOR

On December 4, 2020, the Intercontinental Exchange Benchmark Administrator (IBA), the party that administers the publication of LIBOR, published a consultation on its intention to cease publication of 1-week and 2-month US Dollar (USD) LIBOR (as well as all other non-USD LIBOR settings) immediately following the LIBOR publication on December 31, 2021 and the overnight and 1-, 3-, 6- and 12-month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The consultation closed on January 25, 2021 and on March 5, 2021, the IBA announced that in the absence of sufficient panel bank support and without the intervention of the UK Financial Conduct Authority (FCA) to compel continued panel bank contribution to LIBOR, it will not be possible for the IBA to publish the relevant LIBOR settings on a representative basis beyond the dates previously specified for such settings. On the same date, the FCA stated that, subject to the establishment of new proposed enhanced powers by the UK Government to manage an orderly transition away from LIBOR benchmarks, all USD and non-USD LIBOR settings will either cease to be provided by any administrator or will no longer be representative as of the dates specified by the IBA. In April 2021, the UK Financial Services Act 2021 was enacted to give the FCA enhanced powers, which include designating certain benchmarks as critical, and requiring administrators of such benchmarks to change the benchmarks’ methodologies (for example, to allow a change so LIBOR is no longer reliant on panel bank submissions and to allow it to become in effect a so-called “synthetic LIBOR”). In September 2021, the FCA confirmed that, to avoid disruption to legacy contracts that reference the 1-, 3- and 6- month GBP and JPY LIBOR settings, it will require the LIBOR benchmark administrator to publish synthetic LIBOR for these for the duration of 2022. These 6 LIBOR settings will be available only for use in some legacy contracts, and are not for use in new business. The FCA simultaneously issued a consultation paper on which legacy can use these synthetic LIBOR rates. Absent the additional use of the FCA’s enhanced powers, LIBOR will cease publication after June 30, 2023.

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

As of September 30, 2021, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$32,181	$26,451
Product Liabilities	16,006	1,946
Derivatives Hedging Product Liabilities	19,222	2,756
Other Derivatives	2,854	2,854
Other Contracts	1,963	1,113
Total notional of contracts tied to LIBOR	$72,226	$35,120

Investments

As of September 30, 2021, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$859	$572
RMBS	3,238	2,948
CMBS	448	135
CLO	15,600	15,308
ABS	3,783	3,337
Bank Loans	1,083	731
Total Multi-lateral Arrangements	25,011	23,031
Bi-lateral Arrangements
CML	7,037	3,287
RML	133	133
Total Bi-lateral Arrangements	7,170	3,420
Total investments tied to LIBOR	$32,181	$26,451

Of the total notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023, $23.0 billion or 87.1% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the recently adopted New York LIBOR transition law, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.4 billion or 12.9% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

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

Product Liabilities and Associated Hedging Instruments

As of September 30, 2021, we had product liabilities with a notional value of approximately $16.0 billion for which LIBOR is a component in the determination of interest credited, of which we expect $1.9 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of September 30, 2021, we held derivatives with a notional value of approximately $19.2 billion to hedge our exposure to these product liabilities, of which we expect $2.8 billion to extend beyond June 30, 2023. Included within this category are $3.7 billion of Eurodollar futures, of which we expect $1.0 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

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

According to LIMRA, total fixed annuity market sales in the United States were $66.5 billion for the six months ended June 30, 2021, a 15.4% increase from the same time period in 2020 as a rise in interest rates and continued market gains driven by the economic recovery spurred growth in the U.S. annuity market. In the total fixed annuity market, for the six months ended June 30, 2021 (the most recent period for which specific market share data is available), we were the 5th largest company based on sales of $3.4 billion, translating to a 5.0% market share. For the six months ended June 30, 2020, our market share was 5.1% with sales of $3.0 billion.

According to LIMRA, total fixed-indexed annuity market sales in the United States were $30.0 billion for the six months ended June 30, 2021, a 6.4% increase from the same time period in 2020. For the six months ended June 30, 2021 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $3.3 billion, and our market share for the same period was 10.9%. For the six months ended June 30, 2020, we were the 2nd largest provider of FIAs based on sales of $2.5 billion, translating to an 8.8% market share.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders is a non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our adjusted operating income (loss) available to common shareholders equals net income (loss) available to AHL common shareholders adjusted to eliminate the impact of the following (collectively, the non-operating adjustments):

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the credit loss allowance, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to DAC, DSI, and VOBA amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the market value adjustments (MVA) associated with surrenders or terminations of contracts.

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

Cost of crediting includes the costs for both deferred annuities and institutional products. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (i) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (ii) funding agreement costs, including the interest payments and other reserve changes. Cost of crediting is computed as the cost of crediting for deferred annuities and institutional products divided by the average net invested assets, excluding the investment in Apollo, for the relevant periods. Cost of crediting on deferred annuities is computed as the net interest credited on fixed strategies and option costs on indexed annuity strategies divided by the average net account value of our deferred annuities. Cost of crediting on institutional products is computed as the pension group annuity and funding agreement costs divided by the average net institutional reserve liabilities. Our average net invested assets, excluding our investment in Apollo, net account values and net institutional reserve liabilities are averaged over the number of quarters in the relevant period to obtain our associated cost of crediting for such period. To enhance the ability to analyze these measures across periods, interim periods are annualized.

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

Net Organic Growth Rate

Net organic growth rate is calculated as the net organic flows divided by average net invested assets. Net organic flows are comprised of net organic inflows less net outflows. Organic inflows are the deposits generated from our organic channels, which include retail, flow reinsurance and institutional. Net outflows are total liability outflows, including full and partial withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and maturities of our funding agreements, net of outflows attributable to the ACRA noncontrolling interest. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe net organic growth rate provides a meaningful financial metric that enables investors to assess our growth from the channels that provide recurring inflows. Management uses net organic growth rate to monitor our business performance and the underlying profitability drivers of our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data and percentages)	2021	2020	2021	2020
Revenues	$8,724	$3,275	$19,538	$6,124
Benefits and expenses	8,004	2,251	16,689	5,401
Income before income taxes	720	1,024	2,849	723
Income tax expense (benefit)	(50)	140	196	124
Net income	770	884	2,653	599
Less: Net income (loss) attributable to noncontrolling interests	37	232	(111)	151
Net income attributable to Athene Holding Ltd.	733	652	2,764	448
Less: Preferred stock dividends	35	30	106	67
Net income available to AHL common shareholders	$698	$622	$2,658	$381

Earnings per common share - basic Class A	$3.64	$3.22	$13.88	$2.78
Earnings per common share – diluted Class A1	$3.51	$3.16	$13.42	$2.73
ROE	13.8%	16.2%	18.6%	3.5%

[1] Diluted earnings per common share on a GAAP basis for Class A common shares, including diluted Class A weighted average common shares outstanding, includes the dilutive impacts, if any, for all stock-based awards, and for the nine months ended September 30, 2020, the dilutive impacts, if any, of Class B and Class M common shares.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

In this section, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $76 million, or 12%, to $698 million in 2021 from $622 million in 2020. ROE decreased to 13.8% from 16.2% in 2020. The increase in net income available to AHL common shareholders was driven by a $5.4 billion increase in revenues, a $195 million decrease in noncontrolling interests and a $190 million decrease in income tax expense, partially offset by an increase of $5.8 billion in benefits and expenses.

Revenues

Revenues increased by $5.4 billion to $8.7 billion in 2021 from $3.3 billion in 2020. The increase was driven by an increase in premiums and an increase in net investment income, partially offset by a decrease in investment related gains and losses.

Premiums increased by $6.6 billion to $6.7 billion in 2021 from $112 million in the prior year, driven by higher pension group annuity premiums compared to the prior year.

Net investment income increased by $265 million to $1.5 billion in 2021 from $1.2 billion in the prior year, primarily driven by growth in our investment portfolio attributed to strong net flows during the previous twelve months, the favorable change in the fair value of our investment in Apollo of $114 million mainly attributable to the change in valuation price compared to prior year and lower levels of cash in the current period, partially offset by less favorable alternative investment performance, lower new money rates reflecting the prolonged lower interest rate environment and unfavorable true-ups in the current period compared to a favorable prior year non-recurring adjustment on derivative collateral.

Investment related gains and (losses) decreased by $1.4 billion to $386 million in 2021 from $1.8 billion in the prior year, primarily due to the change in fair value of reinsurance assets, the change in fair value of FIA hedging derivatives, the change in the provision for credit losses and the change in fair value of trading securities, partially offset by foreign exchange gains in the current year. The change in fair value of reinsurance assets decreased $872 million primarily driven by the change in the value of the underlying assets related to changes in US Treasury rates compared to the prior year and credit spread tightening in the prior year. The change in fair value of FIA hedging derivatives decreased $703 million primarily driven by the less favorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 0.2% in 2021, compared to an increase of 8.5% in 2020. The unfavorable change in the provision for credit losses of $86 million was primarily due to the prior year reflecting a favorable change in prepayment assumptions. The unfavorable change in fair value of trading securities of $47 million was mainly due to credit spread tightening in the prior year and changes in US Treasury rates compared to the prior year. The increase in foreign exchange gains reflects additional business denominated in foreign currencies including recent funding agreement issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Benefits and Expenses

Benefits and expenses increased by $5.8 billion to $8.0 billion in 2021 from $2.3 billion in 2020. The increase was driven by an increase in future policy and other policy benefits, partially offset by a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization. Our prior year annual unlocking of assumptions resulted in a decrease in benefits and expenses of $77 million. The 2020 unlocking was driven by a decrease of $110 million in FIA embedded derivative liabilities and an increase of $33 million related to DAC, DSI, VOBA and rider reserves.

Future policy and other policy benefits increased by $6.6 billion to $7.0 billion in 2021 from $439 million in 2020, primarily attributable to higher pension group annuity obligations and an increase in pension group annuity benefit payments, partially offset by a decrease in the change in rider reserves. The change in rider reserves of $50 million was primarily driven by the change in investment related gains and losses and a favorable change in actuarial experience and market impacts, partially offset by growth in the block of business and favorable unlocking in the prior year. Unlocking in 2020 was favorable by $26 million related to favorable income rider and mortality experience, partially offset by changes in lapse assumptions and long-term net investment earned rate assumptions.

Interest sensitive contract benefits decreased by $653 million to $572 million in 2021 from $1.2 billion in 2020, driven by a decrease in the change in FIA fair value embedded derivatives of $703 million, partially offset by growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the unfavorable equity market impacts driven by the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index and the favorable change in discount rates used in our embedded derivative calculations as the current year experienced an increase in discount rates compared to a decrease in discount rates in 2020, partially offset by the favorable unlocking in the prior year. Unlocking in 2020 was $110 million favorable primarily due to lowering future option budgets.

DAC, DSI and VOBA amortization decreased by $179 million to $168 million in 2021 from $347 million in 2020, primarily due to the change in investment related gains and losses and the favorable change in net FIA derivatives as a result of a favorable change in discount rates, the favorable change in actuarial experience and market impacts, as well as unfavorable unlocking in the prior year, partially offset by the growth in the block of business. Unlocking in 2020 was $60 million unfavorable primarily related to changes in the long-term net investment earned rate assumptions and mortality experience, partially offset by lapse assumptions.

Taxes

Income tax expense (benefit) decreased by $190 million to $(50) million in 2021 from $140 million in 2020, primarily driven by a $116 million out-of-period adjustment related to the correction of errors in taxable income by jurisdiction, which resulted in the misstatement of income tax expense. Additionally, the decrease in income tax was due to lower income subject to tax due to a decrease in the change in fair value of reinsurance assets and lower investment income, partially offset by an increase in the fair value of our investment in Apollo.

Our effective tax rate in the third quarter of 2021 was (7)% and 14% in 2020. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Noncontrolling Interest

Noncontrolling interest decreased by $195 million to $37 million in 2021 from $232 million in 2020, primarily due to a decrease in the change in fair value of reinsurance assets.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

In this section, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $2.3 billion, or 598%, to $2.7 billion in 2021 from $381 million in 2020. ROE increased to 18.6% from 3.5% in 2020. The increase in net income available to AHL common shareholders was driven by a $13.4 billion increase in revenues and a $262 million decrease in noncontrolling interests, partially offset by an increase of $11.3 billion in benefits and expenses, a $72 million increase in income tax expense and a $39 million increase in preferred stock dividends.

Revenues

Revenues increased by $13.4 billion to $19.5 billion in 2021 from $6.1 billion in 2020. The increase was driven by an increase in premiums, an increase in net investment income and an increase in investment related gains and losses.

Premiums increased by $9.7 billion to $11.3 billion in 2021 from $1.6 billion in the prior year, driven by higher pension group annuity premiums compared to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $1.9 billion to $5.2 billion in 2021 from $3.3 billion in the prior year, primarily driven by favorable alternative investment performance, growth in our investment portfolio attributed to strong net flows during the previous twelve months as well as the Jackson reinsurance transaction, the favorable change in the fair value of our investment in Apollo of $377 million mainly attributable to the change in valuation price compared to prior year, the early redemptions of two loans and higher RMBS returns. These were partially offset by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income due to the lower interest rate environment.

Investment related gains and (losses) increased by $1.7 billion to $2.5 billion in 2021 from $773 million in the prior year, primarily due to the change in fair value of FIA hedging derivatives, foreign exchange gains on derivatives, the change in the provision for credit losses and an increase in equity securities reflecting the prior year decline in financial markets, partially offset by the change in fair value of reinsurance assets. The change in fair value of FIA hedging derivatives increased $1.8 billion driven by the favorable performance of the indices upon which our call options are based and an increase in derivatives hedging our FIA products resulting from strong growth in our FIA block of business over the previous twelve months. The majority of our call options are based on the S&P 500 index which increased 14.7% in 2021, compared to an increase of 4.1% in 2020. The increase in foreign exchange gains on derivatives reflects additional business denominated in foreign currencies including recent funding agreement issuances. The favorable change in the provision for credit losses of $215 million was primarily due to the initial establishment of the allowance in the first quarter of 2020 and the unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19. The change in fair value of reinsurance assets decreased $797 million primarily driven by the change in the value of the underlying assets related to the increase in US Treasury rates compared to a decrease in the prior year, partially offset by credit spreads tightening in the current year. The unfavorable change in fair value of reinsurance assets was magnified by the growth in our reinsurance asset portfolio as a result of the Jackson reinsurance transaction.

Benefits and Expenses

Benefits and expenses increased by $11.3 billion to $16.7 billion in 2021 from $5.4 billion in 2020. The increase was driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and an increase in policy and other operating expenses. Our prior year annual unlocking of assumptions resulted in a decrease in benefits and expenses of $77 million. The 2020 unlocking was driven by a decrease of $110 million in FIA embedded derivative liabilities and an increase of $33 million related to DAC, DSI, VOBA and rider reserves in 2020.

Future policy and other policy benefits increased by $9.8 billion to $12.3 billion in 2021 from $2.5 billion in 2020, primarily attributable to higher pension group annuity obligations, higher pension group annuity benefit payments and an increase in the change in rider reserves, partially offset by a decrease in the AmerUs closed block liability. The change in rider reserves of $105 million was primarily driven by the change in net FIA derivatives, higher gross profits and favorable unlocking in the prior year, partially offset by the favorable change in actuarial experience and market impacts. The 2020 unlocking impacts were favorable $26 million related to favorable income rider and mortality experience, partially offset by changes in lapse assumptions and long-term net investment earned rate assumptions.

Interest sensitive contract benefits increased by $963 million to $2.9 billion in 2021 from $2.0 billion in 2020, driven by an increase in the change in FIA fair value embedded derivatives of $637 million and growth in the block of business, including the Jackson reinsurance transaction. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 14.7% in 2021, compared to an increase of 4.1% in 2020, as well as favorable unlocking in the prior year. These were partially offset by a favorable change in discount rates used in our embedded derivative calculations as the current year experienced an increase in discount rates compared to a decrease in rates in 2020. The FIA fair value embedded derivatives unlocking in 2020 was $110 million favorable primarily due to lowering future option budgets.

DAC, DSI and VOBA amortization increased by $384 million to $668 million in 2021 from $284 million in 2020, primarily due to the change in net FIA derivatives and higher gross profits, partially offset by the favorable change in actuarial experience and market impacts and unfavorable unlocking in the prior year. Unlocking in 2020 was $60 million unfavorable primarily related to changes in the long-term net investment earned rate assumptions and mortality experience, partially offset by lapse assumptions.

Policy and other operating expenses increased by $135 million to $772 million in 2021 from $637 million in 2020, primarily driven by the significant growth in the business and costs associated with the previously announced merger with Apollo.

Taxes

Income tax expense increased by $72 million to $196 million in 2021 from $124 million in 2020, primarily driven by higher income subject to tax due to the favorable change in net FIA derivatives, unrealized gains on our investment in Apollo and an increase in net investment income, partially offset by a $63 million out-of-period adjustment related to the correction of errors in taxable income by jurisdiction, which resulted in the misstatement of income tax expense, and an unfavorable change in fair value of reinsurance assets.

Our effective tax rate in 2021 was 7% and 17% in 2020. Our effective tax rates may vary period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noncontrolling Interest

Noncontrolling interest decreased by $262 million to $(111) million in 2021 from $151 million in 2020, driven by an unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios, magnified by the Jackson reinsurance transaction.

Preferred Stock Dividends

Preferred stock dividends increased by $39 million to $106 million in 2021 from $67 million in 2020, driven by dividends paid on recent preferred stock issuances.

Results of Operations by Segment

The following summarizes our adjusted operating income (loss) available to common shareholders by segment:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data and percentages)	2021	2020	2021	2020
Net income available to AHL common shareholders	$698	$622	$2,658	$381

Non-operating adjustments
Realized gains (losses) on sale of AFS securities	73	(11)	149	(10)
Unrealized, allowances and other investment gains (losses)	34	49	166	(268)
Change in fair value of reinsurance assets	(118)	434	(429)	270
Offsets to investment gains (losses)	13	(126)	28	(10)
Investment gains (losses), net of offsets	2	346	(86)	(18)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	70	72	490	(268)
Integration, restructuring and other non-operating expenses	(8)	—	(64)	(13)
Stock compensation expense	(1)	(1)	(2)	(11)
Income tax (expense) benefit – non-operating	94	(97)	31	7
Less: Total non-operating adjustments	157	320	369	(303)
Adjusted operating income available to common shareholders	$541	$302	$2,289	$684

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$537	$361	$1,955	$773
Corporate and Other	4	(59)	334	(89)
Adjusted operating income available to common shareholders	$541	$302	$2,289	$684

Adjusted operating earnings per common share[1]	$2.73	$1.53	$11.56	$3.55
Adjusted operating ROE	15.6%	11.7%	23.7%	9.1%
Retirement Services adjusted operating ROE	21.2%	20.2%	28.3%	14.0%
[1] Represents Class A common shares outstanding or weighted average common shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the dilutive impacts, if any, for all stock-based awards, and for the nine months ended September 30, 2020, the dilutive impacts, if any, of Class B and Class M common shares, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $239 million, or 79%, to $541 million in 2021 from $302 million in 2020. Adjusted operating ROE was 15.6%, up from 11.7% in 2020. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax increased by $148 million, or 39%, to $531 million in 2021 from $383 million in 2020. The increase in adjusted operating income available to common shareholders was driven by an increase in our Retirement Services segment of $176 million and an increase in our Corporate and Other segment of $63 million.

Our consolidated net investment earned rate was 4.14% in 2021, a decrease from 4.41% in 2020, primarily due to lower returns in our fixed and other investment portfolio and less favorable performance in our alternative investment portfolio. Fixed and other net investment earned rate was 3.49% in 2021, a decrease from 3.70% in 2020, primarily driven by lower new money rates reflecting the prolonged lower interest rate environment, unfavorable true-ups in the current period compared to a favorable prior year non-recurring adjustment on derivative collateral and lower floating rate investment income, partially offset by lower levels of cash during the current quarter and favorable returns on the Jackson reinsurance portfolio reflecting redeployment of the assets. Alternative net investment earned rate was 16.28% in 2021, a decrease from 19.44% in 2020, primarily driven by higher prior year returns on AmeriHome (sold in the second quarter of 2021), Catalina and Athora, partially offset by higher returns in real estate and natural resources.

Non-operating Adjustments

Non-operating adjustments decreased by $163 million to $157 million in 2021 from $320 million in 2020. The decrease in non-operating adjustments was primarily driven by the change in fair value of reinsurance assets and unfavorable change in provision for credit losses, partially offset by lower income tax expense, realized gains on the sale of AFS securities and foreign exchange gains. The change in fair value of reinsurance assets was unfavorable by $552 million primarily driven by the unfavorable change in the value of the underlying assets related to the increase in US Treasury rates compared to a decrease in the prior year and credit spread tightening in the prior year. The unfavorable change in the provision for credit losses of $80 million (net of noncontrolling interests) was primarily due to the prior year reflecting a favorable change in prepayment assumptions. The increase in realized gains on AFS securities was primarily due to redeploying the Jackson reinsurance portfolio. The increase in foreign exchange gains reflects additional business denominated in foreign currencies including recent funding agreement issuances. Additionally, net FIA derivatives were unfavorable by $2 million primarily due to the unfavorable performance of the equity indices to which our FIA policies are linked and favorable prior year unlocking, offset by the favorable change in discount rates. The decrease in income tax expense was primarily due to a $116 million out-of-period adjustment related to the correction of errors in taxable income by jurisdiction, which resulted in the misstatement of income tax expense.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $1.6 billion, or 235%, to $2.3 billion in 2021 from $684 million in 2020. Adjusted operating ROE was 23.7%, up from 9.1% in 2020. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax increased by $1.3 billion, or 205%, to $1.9 billion in 2021 from $632 million in 2020. The increase in adjusted operating income available to common shareholders was driven by an increase in our Retirement Services segment of $1.2 billion and an increase in our Corporate and Other segment of $423 million.

Our consolidated net investment earned rate was 4.59% in 2021, an increase from 3.87% in 2020, primarily due to the favorable performance in our alternative investment portfolio, partially offset by lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 23.56% in 2021, an increase from 3.74% in 2020, primarily driven by higher returns on Venerable, natural resources, MidCap and an increase in the market value of our equity position in OneMain, partially offset by lower AmeriHome returns. Additionally, the prior year experienced unfavorable performance of alternative investments attributed to the economic downturn from the spread of COVID-19. Fixed and other net investment earned rate was 3.60% in 2021, a decrease from 3.87% in 2020, primarily driven by lower new money rates reflecting the prolonged lower interest rate environment, lower floating rate investment income and favorable prior year non-recurring adjustment on derivative collateral, partially offset by the early redemptions of two loans and higher RMBS returns in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-operating Adjustments

Non-operating adjustments increased by $672 million to $369 million in 2021 from $(303) million in 2020. The increase in non-operating adjustments was primarily driven by the change in net FIA derivatives, a favorable change in the provision for credit losses, realized gains on the sale of AFS securities and foreign exchange gains, partially offset by the unfavorable change in fair value of reinsurance assets and higher non-operating expenses related to the costs associated with the previously announced merger with Apollo. Net FIA derivatives were favorable by $758 million primarily due to the favorable change in discount rates used in our embedded derivative calculations and favorable performance of the equity indices to which our FIA policies are linked, partially offset by favorable prior year unlocking of $32 million. The favorable change in the provision for credit losses of $214 million (net of noncontrolling interests) was primarily due to the initial establishment of the allowance in the first quarter of 2020 as well as unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19. The increase in realized gains on AFS securities was primarily due to redeploying the Jackson reinsurance portfolio. The increase in foreign exchange gains reflects additional business denominated in foreign currencies including recent funding agreement issuances. The change in fair value of reinsurance assets was unfavorable by $699 million primarily driven by the increase in US Treasury rates in the current year compared to a decrease in the prior year, partially offset by favorable credit spread tightening in the current year.

Retirement Services

Retirement Services is comprised of our United States and Bermuda operations which issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure FIAs, MYGAs, traditional one year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreements and pension group annuity obligations, are included in our Retirement Services segment.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $176 million, or 49%, to $537 million in 2021, from $361 million in 2020. Adjusted operating ROE was 21.2%, up from 20.2% in the prior period. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings and lower operating tax expense as a result of a decrease in taxable earnings, partially offset by higher cost of funds. Net investment earnings increased $154 million primarily driven by $22.9 billion of growth in our average net invested assets attributed to strong growth in inflows in the last twelve months and lower levels of cash in the current year, partially offset by less favorable alternative investment performance, lower new money rates reflecting the prolonged lower interest rate environment, unfavorable true-ups in the current period compared to a favorable prior year non-recurring adjustment on derivative collateral and lower floating rate investment income. Cost of funds were $25 million higher due to an increase in cost of crediting as a result of growth in the block of business, partially offset by a decrease in rates. A decrease in other liability costs partially offset the increase in cost of crediting primarily driven by favorable rider reserve and DAC amortization. Rider reserves and DAC amortization were favorable primarily due to unfavorable prior year actuarial updates and a favorable change in actuarial experience and market impacts, partially offset by favorable prior year unlocking of $6 million.

Net Investment Spread

	Three months ended September 30,
	2021	2020
Net investment earned rate	4.00%	4.22%
Cost of funds	2.47%	2.81%
Net investment spread	1.53%	1.41%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 12 basis points to 1.53% in 2021 from 1.41% in 2020. Net investment earned rate decreased 22 basis points due to a decline in the fixed and other net investment earned rate and a lower alternative net investment earned rate. The fixed and other net investment earned rate decreased in 2021 to 3.49% from 3.70% in 2020, primarily attributed to lower new money rates reflecting the prolonged lower interest rate environment, unfavorable true-ups in the current period compared to a favorable prior year non-recurring adjustment on derivative collateral and lower floating rate investment income, partially offset by lower levels of cash during the current quarter and favorable returns on the Jackson reinsurance portfolio reflecting redeployment of the assets. The alternative net investment earned rate decreased in 2021 to 15.10% from 17.24% in 2020, primarily driven by higher prior year returns on AmeriHome and Catalina due to strong performance, partially offset by higher returns in real estate and natural resources in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of funds decreased by 34 basis points to 2.47% in 2021, from 2.81% in 2020, due to lower other liability costs and cost of crediting. Other liability costs decreased 21 basis points primarily driven by growth in the institutional block of business which has lower other liability costs, the favorable change in rider reserves and DAC amortization related to prior year unfavorable actuarial updates and the change in actuarial experience and market impacts. Cost of crediting decreased 13 basis points primarily driven by lower rates on recent funding agreement issuances and pension group annuity transactions and the favorable decrease in deferred annuity rates mainly due to favorable rate actions and lower option costs, partially offset by an increase in the institutional block of business at higher crediting rates.

Investment Margin on Deferred Annuities

	Three months ended September 30,
	2021	2020
Net investment earned rate	4.00%	4.22%
Cost of crediting on deferred annuities	1.83%	1.98%
Investment margin on deferred annuities	2.17%	2.24%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, decreased by 7 basis points to 2.17% in 2021, from 2.24% in 2020, driven by a decrease in the net investment earned rate, partially offset by a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $1.2 billion, or 153%, to $2.0 billion in 2021, from $773 million in 2020. Adjusted operating ROE was 28.3%, up from 14.0% in the prior year. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings, partially offset by higher cost of funds and higher operating expenses mainly attributed to significant growth in the business. Net investment earnings increased $1.5 billion primarily driven by the favorable alternative investment performance, $28.0 billion of growth in our average net invested assets from prior year attributed to the strong growth in inflows as well as the Jackson reinsurance transaction, the early redemptions of two loans and higher RMBS returns in the current year, partially offset by lower new money rates reflecting the prolonged lower interest rate environment and lower floating rate investment income. Cost of funds were $303 million higher primarily related to an increase in cost of crediting as a result of growth in the block of business. Other liability costs were in line with prior year primarily driven by the favorable change in rider reserves and DAC amortization reflecting the favorable change in actuarial experience and market impacts, offset by higher gross profits.

Net Investment Spread

	Nine months ended September 30,
	2021	2020
Net investment earned rate	4.48%	3.90%
Cost of funds	2.52%	2.76%
Net investment spread	1.96%	1.14%

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 82 basis points to 1.96% in 2021 from 1.14% in 2020. Net investment earned rate increased 58 basis points due to a higher alternative net investment earned rate, partially offset by the decline in the fixed and other net investment earned rate. The alternative net investments earned rate increased in 2021 to 24.14% from 4.57% in 2020, primarily driven by higher Venerable returns attributed to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company, higher returns on natural resources due to favorable economics and higher MidCap returns as a result of a valuation increase in the year relating to a capital raise price at a premium compared to a decrease in valuation in the prior year, partially offset by lower AmeriHome returns as a result of the sale in April 2021 and strong earnings in the prior year. Additionally, the prior year experienced unfavorable performance of alternative investments attributed to the economic downturn from the spread of COVID-19. The fixed and other net investment earned rate decreased in 2021 to 3.60% from 3.87% in 2020, primarily attributed to lower new money rates reflecting the prolonged lower interest rate environment, lower floating rate investment income and favorable prior year non-recurring adjustment on derivative collateral, partially offset by the early redemptions of two loans and higher RMBS returns in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of funds decreased by 24 basis points to 2.52% in 2021, from 2.76% in 2020, due to lower other liability costs and cost of crediting. Other liability costs decreased 17 basis points primarily driven by the favorable change in rider reserves and DAC amortization attributed to the favorable change in actuarial experience and market impacts, partially offset by higher gross profits, as well as favorable other liability costs from the Jackson reinsurance transaction. Cost of crediting decreased 7 basis points primarily driven by lower rates on recent funding agreement issuances and pension group annuity transactions and favorable deferred annuity rates due to favorable rate actions and lower option costs, partially offset by an increase in the institutional block of business at higher crediting rates.

Investment Margin on Deferred Annuities

	Nine months ended September 30,
	2021	2020
Net investment earned rate	4.48%	3.90%
Cost of crediting on deferred annuities	1.86%	1.94%
Investment margin on deferred annuities	2.62%	1.96%
Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, increased by 66 basis points to 2.62% in 2021, from 1.96% in 2020, driven by an increase in the net investment earned rate and a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders increased by $63 million to $4 million from $(59) million for the three months ended September 30, 2021 and 2020, respectively. The increase in adjusted operating income (loss) available to common shareholders was primarily driven by a favorable change of $91 million on our investment in Apollo, net of tax, partially offset by higher interest expense and preferred stock dividends related to more recent senior debt and preferred share issuances, as well as less favorable alternative investment performance due to a decrease in the market value of our equity position in OneMain and lower Athora income.

Adjusted operating income (loss) available to common shareholders increased by $423 million to $334 million from $(89) million for the nine months ended September 30, 2021 and 2020, respectively. The increase in adjusted operating income (loss) available to common shareholders was primarily driven by a favorable change of $312 million on our investment in Apollo, net of tax. Additionally, our alternative investment performance was favorable due to an increase in the market value of our equity position in OneMain, as well as higher credit fund income due to the decline in CLO equities in the prior year and higher natural resources income, both related to unfavorable economic conditions in the prior year. These items were partially offset by higher preferred stock dividends and interest expense due to more recent preferred share and senior debt issuances.

Consolidated Investment Portfolio
We had consolidated investments, including related parties, of $203.8 billion and $182.4 billion as of September 30, 2021 and December 31, 2020, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income on the condensed consolidated statements of income included management fees under our investment management arrangements with Apollo, inclusive of base and sub-allocation fees, of $146 million and $111 million, respectively, during the three months ended September 30, 2021 and 2020, and $430 million and $362 million, respectively, during the nine months ended September 30, 2021 and 2020. The total amounts we have incurred, directly and indirectly, from Apollo and its affiliates were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Investment management agreements[1,2]	$195	$163	$582	$454
Fund investments[3]	43	31	154	42
Other[4]	7	15	20	37
Gross fees	245	209	756	533
ACRA noncontrolling interest[5]	27	18	75	32
Net fees	$218	$191	$681	$501

[1] Excludes $1 million of sub-advisory fees paid to ISG for the benefit of third-party sub-advisors for each of the three months ended September 30, 2021 and 2020, and excludes $3 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively.

[2] Includes $52 million and $56 million of fees charged by Apollo to third-party cedants for the three months ended September 30, 2021 and 2020, respectively, and $160 million and $104 million for the nine months ended September 30, 2021 and 2020, respectively, with respect to assets supporting obligations reinsured to us. Third-party cedants bear legal responsibility for payment of the investment management fees charged; however, we are the beneficiaries of the services performed and the fees ultimately reduce the settlement payments received from such third-party cedants.

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
Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $166.2 billion and $150.2 billion as of September 30, 2021 and December 31, 2020, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$100,262	49.2%	$82,853	45.4%
Trading securities, at fair value	2,115	1.0%	2,093	1.2%
Equity securities	666	0.3%	532	0.3%
Mortgage loans, net of allowances	19,700	9.7%	15,264	8.4%
Investment funds	1,427	0.7%	803	0.4%
Policy loans	320	0.2%	369	0.2%
Funds withheld at interest	44,362	21.7%	48,612	26.7%
Derivative assets	3,786	1.9%	3,523	1.9%
Short-term investments	125	0.1%	222	0.1%
Other investments, net of allowances	1,725	0.8%	572	0.3%
Total investments	174,488	85.6%	154,843	84.9%
Investments in related parties
AFS securities, at fair value	7,156	3.5%	6,520	3.6%
Trading securities, at fair value	1,742	0.9%	1,529	0.8%
Equity securities, at fair value	115	0.1%	72	—%
Mortgage loans, net of allowances	1,110	0.5%	674	0.4%
Investment funds	6,594	3.2%	5,284	2.9%
Funds withheld at interest	12,441	6.1%	13,030	7.1%
Other investments, net of allowances	178	0.1%	469	0.3%
Total related party investments	29,336	14.4%	27,578	15.1%
Total investments including related party	$203,824	100.0%	$182,421	100.0%

The increase in our total investments, including related party, as of September 30, 2021 of $21.4 billion compared to December 31, 2020 was primarily driven by growth from gross organic inflows of $27.7 billion in excess of gross liability outflows of $13.2 billion, reinvestment of earnings, the deployment of proceeds from the issuance of debt and an increase in the market valuations of several investment funds. These increases were partially offset by unrealized losses on AFS securities in the nine months ended September 30, 2021 of $2.0 billion mainly attributed to an increase in US Treasury rates, partially offset by credit spreads tightening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of September 30, 2021, these investments totaled $29.1 billion, or 12.9% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including PK AirFinance, MidCap and, until its sale in April 2021, AmeriHome. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies, investments in Apollo managed funds and our investment in Apollo. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$12,441	5.5%	$13,030	6.4%
Securitizations of unaffiliated assets where Apollo is manager	8,060	3.6%	8,156	4.0%
Investments in Apollo funds	2,962	1.3%	2,071	1.0%
Strategic investments in Apollo direct origination platforms	2,337	1.0%	1,664	0.8%
Strategic investment in Apollo	1,726	0.8%	1,324	0.7%
Strategic investments in insurance companies	1,563	0.7%	1,314	0.6%
Other	17	—%	19	—%
Total related party investments	$29,106	12.9%	$27,578	13.5%

As of September 30, 2021, the majority of the related party investments, or 9.1% of our total assets, were related to the Venerable reinsurance portfolio and securities for which Apollo is the manager of the securitization vehicle, but the underlying collateral, borrower or other credit party is unaffiliated with us. Approximately 3.8% of total assets were comprised of strategic investments in affiliated companies or Apollo funds. The related party net invested assets, which look through to the underlying assets of the funds withheld and modco reinsurance portfolios’ investments, were $22.9 billion, or 13.6% of our total net invested assets as of September 30, 2021. Approximately 7.3% of net invested assets were comprised of securitizations where Apollo was the manager of the securitization vehicle but the underlying collateral, borrower or other credit party is unaffiliated with us, while 6.3% was comprised of strategic investments in affiliated companies or Apollo funds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related parties, by type is as follows:

	September 30, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$419	$—	$2	$(19)	$402	0.4%
US state, municipal and political subdivisions	982	—	135	(2)	1,115	1.0%
Foreign governments	930	—	23	(22)	931	0.9%
Corporate	65,158	(4)	4,723	(547)	69,330	64.5%
CLO	13,433	(4)	67	(117)	13,379	12.5%
ABS	6,052	(16)	173	(45)	6,164	5.7%
CMBS	2,626	(1)	79	(64)	2,640	2.5%
RMBS	6,028	(87)	377	(17)	6,301	5.9%
Total AFS securities	95,628	(112)	5,579	(833)	100,262	93.4%
AFS securities – related party
Corporate	496	—	10	(3)	503	0.5%
CLO	2,104	(4)	13	(16)	2,097	1.9%
ABS	4,525	—	73	(42)	4,556	4.2%
Total AFS securities – related party	7,125	(4)	96	(61)	7,156	6.6%
Total AFS securities including related party	$102,753	$(116)	$5,675	$(894)	$107,418	100.0%

	December 31, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351	0.4%
US state, municipal and political subdivisions	864	—	169	—	1,033	1.2%
Foreign governments	330	—	38	—	368	0.4%
Corporate	51,934	(6)	6,368	(116)	58,180	65.1%
CLO	9,631	(1)	145	(206)	9,569	10.7%
ABS	4,259	(6)	140	(123)	4,270	4.8%
CMBS	2,165	(10)	85	(71)	2,169	2.4%
RMBS	6,568	(80)	447	(22)	6,913	7.7%
Total AFS securities	76,100	(103)	7,395	(539)	82,853	92.7%
AFS securities – related party
Corporate	213	—	2	—	215	0.2%
CLO	1,511	(1)	23	(13)	1,520	1.7%
ABS	4,720	—	95	(30)	4,785	5.4%
Total AFS securities – related party	6,444	(1)	120	(43)	6,520	7.3%
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$24,297	22.6%	$20,637	23.1%
Financial	22,913	21.3%	17,759	19.9%
Utilities	15,092	14.1%	13,471	15.1%
Communication	3,747	3.5%	3,155	3.5%
Transportation	3,784	3.5%	3,373	3.8%
Total corporate	69,833	65.0%	58,395	65.4%
Other government-related securities
US state, municipal and political subdivisions	1,115	1.0%	1,033	1.2%
Foreign governments	931	0.9%	368	0.4%
US government and agencies	402	0.4%	351	0.4%
Total non-structured securities	72,281	67.3%	60,147	67.4%
Structured securities
CLO	15,476	14.4%	11,089	12.4%
ABS	10,720	10.0%	9,055	10.1%
CMBS	2,640	2.5%	2,169	2.4%
RMBS
Agency	25	—%	29	—%
Non-agency	6,276	5.8%	6,884	7.7%
Total structured securities	35,137	32.7%	29,226	32.6%
Total AFS securities including related party	$107,418	100.0%	$89,373	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $107.4 billion and $89.4 billion as of September 30, 2021 and December 31, 2020, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows, reinvestment of earnings and the deployment of proceeds from the issuance of debt, partially offset by unrealized losses on AFS securities in the nine months ended September 30, 2021 of $2.0 billion. The decrease in unrealized gains and losses was attributed to an increase in US Treasury rates, partially offset by credit spreads tightening.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	September 30, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1	$46,718	$48,874	45.5%	$38,171	$41,532	46.5%
2	49,902	52,285	48.7%	38,231	41,704	46.7%
Total investment grade	96,620	101,159	94.2%	76,402	83,236	93.2%
3	4,642	4,793	4.5%	4,777	4,853	5.4%
4	1,086	1,075	1.0%	1,191	1,145	1.3%
5	148	131	0.1%	149	114	0.1%
6	257	260	0.2%	25	25	—%
Total below investment grade	6,133	6,259	5.8%	6,142	6,137	6.8%
Total AFS securities including related party	$102,753	$107,418	100.0%	$82,544	$89,373	100.0%

A significant majority of our AFS portfolio, 94.2% and 93.2% as of September 30, 2021 and December 31, 2020, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$42,430	39.5%	$33,553	37.5%
BBB	46,722	43.5%	34,404	38.5%
Non-rated[1]	9,971	9.3%	12,732	14.3%
Total investment grade	99,123	92.3%	80,689	90.3%
BB	4,146	3.9%	4,020	4.5%
B	1,098	1.0%	1,030	1.2%
CCC	1,459	1.4%	1,557	1.7%
CC and lower	794	0.7%	973	1.1%
Non-rated[1]	798	0.7%	1,104	1.2%
Total below investment grade	8,295	7.7%	8,684	9.7%
Total AFS securities including related party	$107,418	100.0%	$89,373	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 7.7% and 9.7% as of September 30, 2021 and December 31, 2020, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of September 30, 2021 and December 31, 2020, non-rated securities were comprised of 68% and 54%, respectively, of corporate private placement securities for which we have not sought individual ratings from the NRSRO, and 20% and 18%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2021 and December 31, 2020, 93% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $10.7 billion and $9.1 billion as of September 30, 2021 and December 31, 2020, respectively. The increase in our ABS portfolio was primarily driven by the deployment of strong inflows. As of September 30, 2021 and December 31, 2020, our ABS portfolio included $9.9 billion (92% of the total) and $8.1 billion (89% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $9.8 billion (92% of the total) and $8.0 billion (88% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $15.5 billion and $11.1 billion as of September 30, 2021 and December 31, 2020, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$9,687	62.6%	$6,786	61.2%
2	5,644	36.5%	3,934	35.5%
Total investment grade	15,331	99.1%	10,720	96.7%
3	138	0.9%	356	3.2%
4	7	—%	9	0.1%
5	—	—%	4	—%
6	—	—%	—	—%
Total below investment grade	145	0.9%	369	3.3%
Total AFS CLO including related party	$15,476	100.0%	$11,089	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,687	62.6%	$6,781	61.2%
BBB	5,644	36.5%	3,930	35.4%
Non-rated	—	—%	9	0.1%
Total investment grade	15,331	99.1%	10,720	96.7%
BB	138	0.9%	356	3.2%
B	7	—%	9	0.1%
CCC	—	—%	4	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	145	0.9%	369	3.3%
Total AFS CLO including related party	$15,476	100.0%	$11,089	100.0%

As of September 30, 2021 and December 31, 2020, a substantial majority of our AFS CLO portfolio, 99.1% and 96.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in the current year.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.6 billion and $2.2 billion as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, our CMBS portfolio included $2.0 billion (75% of the total) and $1.6 billion (72% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $2.0 billion (77% of the total) and $1.6 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.3 billion and $6.9 billion as of September 30, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1	$5,589	88.7%	$6,196	89.6%
2	280	4.4%	232	3.4%
Total investment grade	5,869	93.1%	6,428	93.0%
3	263	4.2%	323	4.7%
4	97	1.5%	120	1.7%
5	42	0.7%	37	0.5%
6	30	0.5%	5	0.1%
Total below investment grade	432	6.9%	485	7.0%
Total AFS RMBS	$6,301	100.0%	$6,913	100.0%

NRSRO rating agency designation
AAA/AA/A	$1,058	16.8%	$872	12.6%
BBB	530	8.4%	635	9.2%
Non-rated[1]	1,969	31.3%	2,187	31.6%
Total investment grade	3,557	56.5%	3,694	53.4%
BB	190	3.0%	233	3.4%
B	209	3.3%	261	3.8%
CCC	1,370	21.7%	1,509	21.8%
CC and lower	779	12.4%	971	14.1%
Non-rated[1]	196	3.1%	245	3.5%
Total below investment grade	2,744	43.5%	3,219	46.6%
Total AFS RMBS	$6,301	100.0%	$6,913	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 93.1% and 93.0% as of September 30, 2021 and December 31, 2020, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of September 30, 2021 and December 31, 2020, NRSRO characterized 56.5% and 53.4%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of September 30, 2021, our AFS securities, including related party, had a fair value of $107.4 billion, which was 4.5% above amortized cost of $102.8 billion. As of December 31, 2020, our AFS securities, including related party, had a fair value of $89.4 billion, which was 8.3% above amortized cost of $82.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	September 30, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$14,643	$(293)	$14,350	98.0%	$48,874	(0.6)%
2	15,702	(371)	15,331	97.6%	52,285	(0.7)%
Total investment grade	30,345	(664)	29,681	97.8%	101,159	(0.7)%
3	1,189	(47)	1,142	96.0%	4,793	(1.0)%
4	345	(22)	323	93.6%	1,075	(2.0)%
5	101	(19)	82	81.2%	131	(14.5)%
6	23	(2)	21	91.3%	260	(0.8)%
Total below investment grade	1,658	(90)	1,568	94.6%	6,259	(1.4)%
Total	$32,003	$(754)	$31,249	97.6%	$107,418	(0.7)%

	December 31, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1	$5,010	$(129)	$4,881	97.4%	$41,532	(0.3)%
2	4,732	(168)	4,564	96.4%	41,704	(0.4)%
Total investment grade	9,742	(297)	9,445	97.0%	83,236	(0.4)%
3	1,646	(119)	1,527	92.8%	4,853	(2.5)%
4	563	(61)	502	89.2%	1,145	(5.3)%
5	54	(11)	43	79.6%	114	(9.6)%
6	1	—	1	100.0%	25	—%
Total below investment grade	2,264	(191)	2,073	91.6%	6,137	(3.1)%
Total	$12,006	$(488)	$11,518	95.9%	$89,373	(0.5)%

The gross unrealized losses on AFS securities, including related parties, were $754 million and $488 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, we held $7.3 billion and $6.9 billion, respectively, in energy sector fixed maturity securities, or 7% and 8%, respectively, of the total fixed maturity securities, including related parties. The gross unrealized capital losses on these securities were $29 million and $28 million, or 4% and 6% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments.

As of September 30, 2021 and December 31, 2020, we held an allowance for credit losses on AFS securities of $116 million and $104 million, respectively. During the nine months ended September 30, 2021, we recorded a change in provision for credit losses on AFS securities of $12 million, of which $15 million had an income statement impact and $(3) million related to PCD securities. During the nine months ended September 30, 2020, we recorded a change in provision for credit losses on AFS securities of $125 million, of which $72 million had an income statement impact. These changes were primarily driven by the establishment of the allowance for credit losses in the first quarter of 2020 as well as an increase in RMBS and corporate allowances in the prior year as a result of the spread of COVID-19. The intent-to-sell impairments for the nine months ended September 30, 2021 and 2020 were $3 million and $16 million, respectively. The decrease was primarily a result of the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

continued recovery from the economic downturn experienced in the prior year.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of September 30, 2021 and December 31, 2020, 35% and 34% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	September 30, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$4,148	$4,141	10.9%	$2,407	$2,597	8.6%
Italy	6	7	—%	6	8	—%
Spain	216	217	0.6%	51	59	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	4,370	4,365	11.5%	2,464	2,664	8.8%
Other Europe	8,752	9,233	24.4%	7,991	8,925	29.6%
Total Europe	13,122	13,598	35.9%	10,455	11,589	38.4%
Non-US North America	17,255	17,503	46.2%	13,188	13,335	44.3%
Australia & New Zealand	2,438	2,581	6.8%	1,925	2,143	7.1%
Central & South America	1,119	1,126	3.0%	620	666	2.2%
Africa & Middle East	1,803	1,852	4.9%	1,599	1,680	5.6%
Asia/Pacific	1,191	1,209	3.2%	661	712	2.4%
Supranational	—	—	—%	1	1	—%
Total	$36,928	$37,869	100.0%	$28,449	$30,126	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 96.1% and 94.8% of these securities are investment grade by NAIC designation as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 25% were invested in securities of other non-US issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $4.4 billion and $2.7 billion of exposure in these countries as of September 30, 2021 and December 31, 2020, respectively. A significant majority of these assets relate to Ireland and are primarily made up of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of September 30, 2021, we held United Kingdom and Channel Islands AFS securities of $3.9 billion, or 3.6% of our AFS securities, including related parties. As of September 30, 2021, these securities were in a net unrealized gain position of $159 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $3.9 billion and $3.6 billion as of September 30, 2021 and December 31, 2020. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, MidCap profit participating notes, structured securities with embedded derivatives and investments which support various reinsurance arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,157	20.0%	$3,589	22.5%
Retail	1,997	9.6%	2,083	13.1%
Apartment	3,402	16.3%	2,441	15.3%
Hotels	1,373	6.6%	1,294	8.1%
Industrial	2,220	10.7%	1,362	8.5%
Other commercial[1]	1,294	6.2%	679	4.3%
Total net commercial mortgage loans	14,443	69.4%	11,448	71.8%
Residential loans	6,367	30.6%	4,490	28.2%
Total mortgage loans, net of allowances	$20,810	100.0%	$15,938	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $20.8 billion and $15.9 billion as of September 30, 2021 and December 31, 2020, respectively. This included $1.9 billion of mezzanine mortgage loans as of each of September 30, 2021 and December 31, 2020. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2021 and December 31, 2020, we had $889 million and $128 million, respectively, of mortgage loans that were 90 days past due, of which $41 million and $38 million, respectively, were in the process of foreclosure. As of September 30, 2021 and December 31, 2020, $737 million and $0 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

See Note 2 – Investments to the condensed consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of September 30, 2021, we had a mortgage loan valuation allowance of $226 million comprised of $164 million of CML and $62 million of RML allowances. As of December 31, 2020, we had a mortgage loan valuation allowance of $246 million comprised of $167 million of CML and $79 million of RML allowances. During the nine months ended September 30, 2021, we recorded a change in provision for credit losses on CMLs of $(3) million and RMLs of $(23) million. During the nine months ended September 30, 2020, we recorded a change in provision for credit losses on CMLs of $55 million and RMLs of $50 million. The decrease in provision for credit losses was primarily a result of the continued recovery from the economic downturn experienced in the prior year.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$837	10.4%	$348	5.7%
Credit funds	96	1.2%	107	1.8%
Private equity	327	4.1%	267	4.4%
Real assets	167	2.1%	81	1.3%
Total investment funds	1,427	17.8%	803	13.2%
Investment funds – related parties
Differentiated investments
A-A Mortgage[1]	77	1.0%	444	7.3%
Catalina	421	5.2%	334	5.5%
Athora	728	9.1%	709	11.6%
Venerable	235	2.9%	123	2.0%
Other	445	5.5%	279	4.6%
Total differentiated investments	1,906	23.7%	1,889	31.0%
Real estate	1,270	15.9%	828	13.5%
Credit funds	623	7.8%	375	6.2%
Private equity	585	7.3%	473	7.8%
Real assets	319	4.0%	172	2.8%
Natural resources	138	1.7%	113	1.9%
Public equities	27	0.3%	110	1.8%
Investment in Apollo	1,726	21.5%	1,324	21.8%
Total investment funds – related parties	6,594	82.2%	5,284	86.8%
Total investment funds including related parties	$8,021	100.0%	$6,087	100.0%

1 In April of 2021, we sold our investment in AmeriHome which is held by A-A Mortgage. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year.

Overall, the total investment funds, including related party, were $8.0 billion and $6.1 billion, respectively, as of September 30, 2021 and December 31, 2020. See Note 2 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by deployment into real assets and real estate funds and an increase in the valuations of our investments in Apollo and Venerable, partially offset by the sale of AmeriHome.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of September 30, 2021, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$51	0.1%	$—	—%
US state, municipal and political subdivisions	380	0.7%	513	0.8%
Foreign governments	405	0.7%	301	0.5%
Corporate	28,568	50.3%	34,057	55.2%
CLO	4,787	8.4%	5,912	9.6%
ABS	6,318	11.1%	5,212	8.5%
CMBS	2,351	4.1%	2,374	3.8%
RMBS	1,725	3.0%	2,270	3.7%
Equity securities	168	0.3%	119	0.2%
Mortgage loans	9,658	17.0%	8,201	13.3%
Investment funds	1,670	3.0%	1,155	1.9%
Derivative assets	193	0.3%	200	0.3%
Short-term investments	23	0.1%	608	1.0%
Other investments	—	—%	15	—%
Cash and cash equivalents	1,214	2.1%	906	1.5%
Other assets and liabilities	(708)	(1.2)%	(201)	(0.3)%
Total funds withheld at interest including related party	$56,803	100.0%	$61,642	100.0%

As of September 30, 2021 and December 31, 2020, we held $56.8 billion and $61.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 93.9% and 94.1% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2021 and December 31, 2020, respectively. The decrease in funds withheld at interest, including related party, was primarily driven by run-off of the underlying blocks of business and unrealized losses in the nine months ended September 30, 2021 attributed to an increase in US Treasury rates, partially offset by credit spreads tightening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$78,767	47.4%	$71,040	47.3%
CLO	17,144	10.3%	14,609	9.7%
Credit	95,911	57.7%	85,649	57.0%
RMBS	7,256	4.4%	8,337	5.6%
CML	19,504	11.7%	16,778	11.2%
RML	6,445	3.9%	4,774	3.2%
CMBS	3,582	2.2%	3,227	2.1%
Real estate	36,787	22.2%	33,116	22.1%
ABS	14,318	8.6%	13,137	8.7%
Alternative investments	8,525	5.1%	6,793	4.5%
State, municipal, political subdivisions and foreign government	2,145	1.3%	2,136	1.4%
Equity securities	499	0.3%	478	0.3%
Short-term investments	70	0.1%	479	0.3%
US government and agencies	317	0.2%	206	0.2%
Other investments	25,874	15.6%	23,229	15.4%
Cash and equivalents	4,552	2.7%	5,417	3.6%
Policy loans and other	1,370	0.8%	1,455	1.0%
Net invested assets excluding investment in Apollo	164,494	99.0%	148,866	99.1%
Investment in Apollo	1,726	1.0%	1,324	0.9%
Net invested assets	$166,220	100.0%	$150,190	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $166.2 billion and $150.2 billion as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, our net invested assets were mainly comprised of 47.4% of corporate securities, 25.5% of structured securities, 15.6% of mortgage loans and 5.1% of alternative investments. Corporate securities included $19.9 billion of private placements, which represented 12.0% of our net invested assets. The increase in net invested assets as of September 30, 2021 from December 31, 2020 was primarily driven by growth from net organic inflows over liability outflows, reinvestment of earnings, an increase in valuation of some alternative investments and the deployment of proceeds from the issuance of debt.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our alternative investments:

	September 30, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
A-A Mortgage[1]	$96	1.1%	$546	8.0%
MidCap	643	7.6%	611	9.0%
Catalina	421	4.9%	334	4.9%
Venerable	235	2.8%	123	1.8%
Other	629	7.4%	339	5.0%
Total differentiated investments	2,024	23.8%	1,953	28.7%
Real estate	2,467	28.9%	1,537	22.6%
Credit	1,052	12.3%	941	13.9%
Private equity	1,171	13.7%	831	12.2%
Real assets	536	6.3%	296	4.4%
Natural resources	82	1.0%	60	0.9%
Other	18	0.2%	—	—%
Total Retirement Services alternative investments	7,350	86.2%	5,618	82.7%
Corporate and Other
Athora	716	8.4%	661	9.7%
Credit	98	1.1%	93	1.4%
Natural resources	244	2.9%	238	3.5%
Equities[2]	117	1.4%	183	2.7%
Total Corporate and Other alternative investments	1,175	13.8%	1,175	17.3%
Net alternative investments	$8,525	100.0%	$6,793	100.0%

1 In April of 2021, we sold our investment in AmeriHome which is held by A-A Mortgage. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year.

2 As of September 30, 2021, equities included our public equity positions in Jackson Financial Inc (ticker: JXN) and OneMain Holdings, Inc. (ticker: OMF).

Net alternative investments were $8.5 billion and $6.8 billion as of September 30, 2021 and December 31, 2020, respectively, representing 5.1% and 4.5% of our net invested assets portfolio as of September 30, 2021 and December 31, 2020, respectively. The increase in net alternative investments was primarily driven by deployment into real estate, credit and private equity funds, an increase in the valuation of Venerable less the sale of a portion of our investment, investments in Challenger and an increase in CLO equities due to the tightening of credit spreads, partially offset by the sale of AmeriHome.

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

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Our two largest alternative investments are MidCap and Athora. MidCap is an asset originator which, from time to time, provides us with access to assets for our investment portfolio, while Athora is a strategic investment. We previously held a stake in AmeriHome, which was also an asset originator that provided access to assets for our investment portfolio.

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

Our alternative investment in MidCap had a carrying value of $643 million and $611 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, this alternative investment is comprised of our equity investment in MidCap, of $635 million and $534 million, respectively, and redeemable preferred stock of $8 million and $77 million, respectively. The MidCap equity investment returned a net investment earned rate of 11.79% and 10.79% for the three months ended September 30, 2021 and 2020, respectively, and 17.63% and 0.47% for the nine months ended September 30, 2021 and 2020, respectively. Alternative investment income from our equity investment in MidCap was $19 million and $15 million for the three months ended September 30, 2021 and 2020, respectively, and $80 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in alternative investment income for the three months ended September 30, 2021 compared to 2020 was mainly driven by lower origination volumes in the prior year due to the interest rate environment.The increase in alternative investment income for the nine months ended September 30, 2021 compared to 2020 was mainly driven by an increase in valuation associated with a capital raise priced at a slight premium and the decrease in valuation in the prior year reflecting an increase in loan loss assumptions and lower origination volumes due to the interest rate environment. The redeemable preferred stock returned a net investment earned rate of 81.80% and 15.70% for the three months ended September 30, 2021 and 2020, respectively, and 27.88% and 47.93% for the nine months ended September 30, 2021 and 2020, respectively. Alternative investment income from the redeemable preferred stock was $2 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, and $9 million and $14 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in income for both periods was primarily driven by a decrease in net asset value due to the partial early redemption of the preferred stock in the second quarter of 2021.

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

On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation and the transaction closed on April 7, 2021. Our alternative investment in A-A Mortgage had a carrying value of $96 million and $546 million as of September 30, 2021 and December 31, 2020, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and, prior to the sale, the fair value of AmeriHome. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year. A-A Mortgage returned a net investment earned rate of 0.00% and 45.32% for the three months ended September 30, 2021 and 2020, respectively, and 66.30% and 42.58% for the nine months ended September 30, 2021 and 2020, respectively. Alternative investment income from A-A Mortgage was $0 million and $88 million for the three months ended September 30, 2021 and 2020, respectively, and $182 million and $223 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in alternative investment income for the three months ended September 30, 2021 compared to 2020 was primarily due to the sale of AmeriHome in April as well as strong investment performance in the third quarter of 2020. The decrease in alternative investment income for the nine months ended September 30, 2021 compared to 2020 was primarily due to the sale of AmeriHome in April as well as strong investment performance in the prior year, partially offset by an increase in valuation resulting from the April sale reflecting a premium of the platform sale, net of carry and transaction expenses.

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
Our alternative investment in Athora had a carrying value of $716 million and $661 million as of September 30, 2021 and December 31, 2020, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 12.00% and 26.46% for the three months ended September 30, 2021 and 2020, respectively, and 10.29% and 13.72% for the nine months ended September 30, 2021 and 2020, respectively. Alternative investment income from Athora was $22 million and $35 million for the three months ended September 30, 2021 and 2020, respectively, and $55 million and $35 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in alternative investment income for the three months ended September 30, 2021 compared to 2020 was primarily driven by a higher increase in share price in the prior year compared to the current year. The increase in alternative investment income for the nine months ended September 30, 2021 compared to 2020 was primarily due to an upsize in the investment in the fourth quarter of 2020.

Public Equities

We indirectly hold a public equity position in OneMain through our equity investment in an alternative investment. Although the net invested asset value of the security is minor, it has resulted in volatility in our statements of income. As of September 30, 2021 and December 31, 2020, we indirectly held approximately 0.7 million and 2.8 million shares of OneMain with a market value of $27 million and $110 million, respectively. Alternative investment income (loss) from OneMain was $(1) million and $25 million for the three months ended September 30, 2021 and 2020, respectively, and $34 million and $(16) million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in alternative investment income for the three months ended September 30, 2021 compared to 2020 was primarily due to a decrease in share price compared to a significant increase in share price in the prior year, partially offset by a decrease in the number of shares held. The increase in alternative investment income for the nine months ended September 30, 2021 compared to 2020 was primarily due to an increase in share price in the current year compared to a decline in the prior year driven by the economic downturn, partially offset by a decrease in the number of shares held.

We hold a public equity position in Jackson Financial Inc., previously held as a private equity investment, after Prudential plc completed a dividend demerger transaction in September 2021 which resulted in Jackson becoming a publicly traded company. Although the net invested asset value of the security is minor, it has the ability to create volatility in our statements of income. As of September 30, 2021, we held approximately 3.8 million shares of Jackson with a market value of $90 million, net of ACRA noncontrolling interest. Alternative investment income from Jackson was $17 million and $0 million for both the three months ended September 30, 2021 and 2020, respectively, and the nine months ended September 30, 2021 and 2020, respectively. The increase in alternative investment income for both periods was driven by the increase in share price after the completion of the dividend demerger transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income available to common shareholders is included in the Consolidated Results of Operations section.

The reconciliation of basic earnings per Class A common share to adjusted operating earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic earnings per share - Class A common shares	$3.64	$3.22	$13.88	$2.78
Non-operating adjustments
Realized gains (losses) on sale of AFS securities	0.37	(0.06)	0.75	(0.05)
Unrealized, allowances and other investment gains (losses)	0.16	0.24	0.83	(1.40)
Change in fair value of reinsurance assets	(0.60)	2.20	(2.17)	1.40
Offsets to investment gains (losses)	0.07	(0.64)	0.14	(0.05)
Investment gains (losses), net of offsets	—	1.74	(0.45)	(0.10)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	0.35	0.37	2.47	(1.39)
Integration, restructuring and other non-operating expenses	(0.04)	—	(0.32)	(0.07)
Stock compensation expense	—	—	(0.01)	(0.06)
Income tax (expense) benefit - non-operating	0.47	(0.49)	0.16	0.04
Less: Total non-operating adjustments	0.78	1.62	1.85	(1.58)
Less: Effect of items convertible to or settled in Class A common shares	0.13	0.07	0.47	0.81
Adjusted operating earnings per common share	$2.73	$1.53	$11.56	$3.55

The reconciliation of basic weighted average common shares outstanding - Class A to weighted average common shares outstanding - adjusted operating, which is included in adjusted operating earnings per common share, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Basic weighted average common shares outstanding – Class A	191.7	193.1	191.5	182.8
Conversion of Class B common shares to Class A common shares	—	—	—	5.6
Conversion of Class M common shares to Class A common shares	—	—	—	0.9
Effect of other stock compensation plans	7.1	4.0	6.5	3.2
Weighted average common shares outstanding – adjusted operating	198.8	197.1	198.0	192.5

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

(In millions)	September 30, 2021	December 31, 2020
Total AHL shareholders’ equity	$20,389	$18,657
Less: Preferred stock	2,312	2,312
Total AHL common shareholders’ equity	18,077	16,345
Less: AOCI	3,011	3,971
Less: Accumulated change in fair value of reinsurance assets	779	1,142
Total adjusted AHL common shareholders’ equity	$14,287	$11,232

Segment adjusted AHL common shareholders’ equity
Retirement Services	$10,787	$7,732
Corporate and Other	3,500	3,500
Total adjusted AHL common shareholders’ equity	$14,287	$11,232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
Average AHL shareholders’ equity	$20,198	$15,327	$19,086	$14,667
Less: Average preferred stock	2,312	1,755	2,312	1,464
Less: Average AOCI	3,174	2,536	3,085	2,585
Less: Average accumulated change in fair value of reinsurance assets	833	697	824	636
Average adjusted AHL common shareholders’ equity	$13,879	$10,339	$12,865	$9,982

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$10,129	$7,139	$9,215	$7,381
Corporate and Other	3,750	3,200	3,650	2,601
Average adjusted AHL common shareholders’ equity	$13,879	$10,339	$12,865	$9,982

The reconciliation of Class A common shares outstanding to adjusted operating common shares outstanding, which is included in adjusted book value per common share, is as follows:

(In millions)	September 30, 2021	December 31, 2020
Class A common shares outstanding	191.8	191.2
Effect of other stock compensation plans	8.0	6.0
Adjusted operating common shares outstanding	199.8	197.2

The reconciliation of book value per common share to adjusted book value per common share is as follows:

	September 30, 2021	December 31, 2020
Book value per common share	$94.24	$85.51
AOCI	(15.70)	(20.77)
Accumulated change in fair value of reinsurance assets	(4.06)	(5.98)
Effect of items convertible to or settled in Class A common shares	(2.98)	(1.81)
Adjusted book value per common share	$71.50	$56.95

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,474	3.64%	$1,209	3.48%	$5,216	4.44%	$3,290	3.42%
Change in fair value of reinsurance assets	379	0.94%	444	1.28%	1,133	0.96%	932	0.97%
Alternative gains (losses)	74	0.18%	23	0.07%	125	0.11%	(22)	(0.02)%
ACRA noncontrolling interest	(287)	(0.71)%	(196)	(0.56)%	(704)	(0.60)%	(349)	(0.36)%
Apollo investment (gain) loss	(13)	(0.03)%	101	0.29%	(460)	(0.39)%	(83)	(0.09)%
Held for trading amortization and other	47	0.12%	(51)	(0.15)%	88	0.07%	(47)	(0.05)%
Total adjustments to arrive at net investment earnings/earned rate	200	0.50%	321	0.93%	182	0.15%	431	0.45%
Total net investment earnings/earned rate	$1,674	4.14%	$1,530	4.41%	$5,398	4.59%	$3,721	3.87%

Retirement Services	$1,598	4.00%	$1,444	4.22%	$5,192	4.48%	$3,703	3.90%
Corporate and Other	76	14.96%	86	17.59%	206	12.86%	18	1.32%
Total net investment earnings/earned rate	$1,674	4.14%	$1,530	4.41%	$5,398	4.59%	$3,721	3.87%

Retirement Services average net invested assets	$159,767		$136,852		$154,582		$126,563
Corporate and Other average net invested assets ex. Apollo investment	2,022		1,945		2,134		1,785
Consolidated average net invested assets ex. Apollo investment	$161,789		$138,797		$156,716		$128,348

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$572	1.43%	$1,225	3.58%	$2,945	2.54%	$1,982	2.09%
Interest credited other than deferred annuities and institutional products	99	0.25%	73	0.21%	290	0.25%	211	0.22%
FIA option costs	281	0.71%	284	0.83%	838	0.72%	821	0.86%
Product charges (strategy fees)	(42)	(0.11)%	(34)	(0.10)%	(120)	(0.10)%	(100)	(0.11)%
Reinsurance embedded derivative impacts	12	0.03%	14	0.04%	38	0.03%	43	0.05%
Change in fair value of embedded derivatives – FIAs	(126)	(0.32)%	(779)	(2.28)%	(1,563)	(1.35)%	(1,009)	(1.06)%
Negative VOBA amortization	4	0.01%	3	0.01%	12	0.01%	15	0.02%
ACRA noncontrolling interest	(110)	(0.28)%	(151)	(0.44)%	(418)	(0.36)%	(226)	(0.24)%
Other changes in interest sensitive contract liabilities	6	0.02%	5	0.02%	20	0.02%	3	—%
Total adjustments to arrive at cost of crediting	124	0.31%	(585)	(1.71)%	(903)	(0.78)%	(242)	(0.26)%
Retirement Services cost of crediting	$696	1.74%	$640	1.87%	$2,042	1.76%	$1,740	1.83%

Retirement Services cost of crediting on deferred annuities	$478	1.83%	$506	1.98%	$1,457	1.86%	$1,379	1.94%
Retirement Services cost of crediting on institutional products	218	2.47%	134	2.95%	585	2.51%	361	3.03%
Retirement Services cost of crediting	$696	1.74%	$640	1.87%	$2,042	1.76%	$1,740	1.83%

Retirement Services average net invested assets	$159,767		$136,852		$154,582		$126,563
Average account value on deferred annuities	104,396		102,144		104,353		94,600
Average net institutional reserve liabilities	35,213		18,162		31,035		15,882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
GAAP benefits and expenses	$8,004	$2,251	$16,689	$5,401
Premiums	(6,686)	(112)	(11,295)	(1,607)
Product charges	(154)	(144)	(461)	(425)
Other revenues	(24)	(13)	(58)	(29)
Cost of crediting	(403)	(342)	(1,166)	(876)
Change in fair value of embedded derivatives – FIA, net of offsets	(164)	(863)	(1,912)	(852)
DAC, DSI and VOBA amortization related to investment gains and losses	29	(86)	74	16
Rider reserves related to investment gains and losses	—	(21)	1	9
Policy and other operating expenses, excluding policy acquisition expenses	(161)	(132)	(530)	(394)
AmerUs closed block fair value liability	11	(15)	50	(70)
ACRA noncontrolling interest	(145)	(193)	(494)	(269)
Other changes in benefits and expenses	(18)	(10)	(20)	(27)
Total adjustments to arrive at other liability costs	(7,715)	(1,931)	(15,811)	(4,524)
Other liability costs	$289	$320	$878	$877

Retirement Services	$289	$320	$878	$877
Corporate and Other	—	—	—	—
Consolidated other liability costs	$289	$320	$878	$877

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2021	2020	2021	2020
GAAP policy and other operating expenses	$247	$231	$772	$637
Interest expense	(34)	(34)	(100)	(83)
Policy acquisition expenses, net of deferrals	(86)	(99)	(242)	(243)
Integration, restructuring and other non-operating expenses	(8)	—	(64)	(13)
Stock compensation expenses	(1)	(1)	(2)	(11)
ACRA noncontrolling interest	(31)	(16)	(71)	(39)
Other changes in policy and other operating expenses	6	(3)	(7)	(3)
Total adjustments to arrive at operating expenses	(154)	(153)	(486)	(392)
Operating expenses	$93	$78	$286	$245

Retirement Services	$75	$63	$234	$202
Corporate and Other	18	15	52	43
Consolidated operating expenses	$93	$78	$286	$245

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	September 30, 2021	December 31, 2020
Total investments, including related parties	$203,824	$182,421
Derivative assets	(3,786)	(3,523)
Cash and cash equivalents (including restricted cash)	8,510	8,442
Accrued investment income	1,016	905
Payables for collateral on derivatives	(3,531)	(3,203)
Reinsurance funds withheld and modified coinsurance	(1,049)	(2,459)
VIE and VOE assets, liabilities and noncontrolling interest	(398)	(136)
Unrealized (gains) losses	(5,042)	(7,275)
Ceded policy loans	(173)	(204)
Net investment receivables (payables)	(569)	99
Allowance for credit losses	342	357
Total adjustments to arrive at gross invested assets	(4,680)	(6,997)
Gross invested assets	199,144	175,424
ACRA noncontrolling interest	(32,924)	(25,234)
Net invested assets	$166,220	$150,190

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

(In millions)	September 30, 2021	December 31, 2020
Investment funds, including related parties	$8,021	$6,087
Equity securities	406	165
CLO and ABS equities included in trading securities	1,069	971
Investment in Apollo	(1,726)	(1,324)
Investment funds within funds withheld at interest	1,670	1,155
Royalties and other assets included in other investments	(52)	66
Unrealized (gains) losses and other adjustments	(3)	(44)
ACRA noncontrolling interest	(860)	(283)
Total adjustments to arrive at alternative investments	504	706
Net alternative investments	$8,525	$6,793

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	September 30, 2021	December 31, 2020
Total liabilities	$202,024	$182,631
Long-term debt	(2,469)	(1,976)
Derivative liabilities	(303)	(298)
Payables for collateral on derivatives	(3,531)	(3,203)
Funds withheld liability	(437)	(452)
Other liabilities	(2,587)	(2,040)
Reinsurance ceded receivables	(4,565)	(4,848)
Policy loans ceded	(173)	(204)
ACRA noncontrolling interest	(31,099)	(24,618)
Other	(8)	(3)
Total adjustments to arrive at net reserve liabilities	(45,172)	(37,642)
Net reserve liabilities	$156,852	$144,989

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2021 was $87.8 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2021 was $31.9 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of September 30, 2021 and had a remaining term of more than three years, subject to up to two one-year extensions. We also have access to more than $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums), investment income, principal repayments on our investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition costs and general operating costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2021 and December 31, 2020, approximately 74% and 75%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2021 and December 31, 2020, approximately 54% and 56%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Although interest rates rose during the nine months ended September 30, 2021, given the sharp decline in interest rates that occurred during 2020, our MVAs may reduce the surrender charge otherwise required to be paid upon early withdrawal. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of September 30, 2021 and December 31, 2020, we had $0 million of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of each of September 30, 2021 and December 31, 2020, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $2.0 billion.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2021, the total maximum borrowings under the FHLB facilities were limited to $37.1 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of September 30, 2021 we had the ability to draw up to a total of approximately $3.6 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB. Drawing such amounts would have an adverse impact on AADE’s and/or AAIA’s RBC ratio, which may further restrict our ability or willingness to draw up to our estimated capacity.

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

As of September 30, 2021, the fair value of securities and collateral held by counterparties and payables for repurchase agreements was $620 million and $598 million, respectively.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of September 30, 2021, we had no outstanding payables under this facility.

On July 26, 2021, we entered into a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (i) such designated termination date, or (ii) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of September 30, 2021, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Nine months ended September 30,
(In millions)	2021	2020
Net income	$2,653	$599
Payment at inception or recapture of reinsurance agreements, net	—	(723)
Non-cash revenues and expenses	4,608	1,049
Net cash provided by operating activities	7,261	925
Sales, maturities and repayments of investments	21,907	13,144
Purchases of investments	(41,803)	(20,581)
Other investing activities	447	338
Net cash used in investing activities	(19,449)	(7,099)
Issuance of common stock	10	350
Net proceeds and repayments of debt	497	424
Inflows on investment-type policies and contracts	16,030	13,994
Withdrawals on investment-type policies and contracts	(5,272)	(5,320)
Net capital contributions and distributions to/from noncontrolling interests	648	194
Net change in cash collateral posted for derivative transactions and securities to repurchase	328	487
Issuance of preferred stock, net of expenses	—	583
Preferred stock dividends	(106)	(67)
Repurchase of common stock	(4)	(425)
Other financing activities	128	114
Net cash provided by financing activities	12,259	10,334
Effect of exchange rate changes on cash and cash equivalents	(3)	(28)
Net increase in cash and cash equivalents[1]	$68	$4,132

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $7.3 billion and $925 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash provided by operating activities was primarily driven by higher cash received from pension group annuity transactions and the prior year restructuring of a coinsurance agreement to a funds withheld agreement with an existing reinsurance partner.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $19.4 billion and $7.1 billion for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily attributed to an increase in purchases of investments due to the deployment of significant cash inflows from organic growth over the previous twelve months as well as the redeployment of the Jackson reinsurance investment portfolio.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $12.3 billion and $10.3 billion for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily attributed to higher organic inflows from retail and funding agreements net of withdrawals. Additionally, other drivers of the increase include an increase in net capital contributions from noncontrolling interests and a decrease in repurchases of common stock, partially offset by the issuance of preferred stock in the prior year and the issuance of common stock in connection with the strategic transaction with Apollo in the prior year.

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

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $1 billion with a fixed interest rate of 1.25% and a maturity date of March 31, 2024. As of September 30, 2021 and December 31, 2020, the revolving note payable had an outstanding balance of $49 million and $0 million, respectively.

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

Repurchase of Securities

Share Repurchase Program

In December of 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A common shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. As of November 8, 2021, we have repurchased, in the aggregate, 35.6 million Class A common shares for $1.3 billion since inception of our share repurchase program and have $221 million of repurchase authorization remaining. The timing and amount of share repurchases, if any, will be determined by management in accordance with the authority delegated by our board of directors.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of September 30, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $591 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $36 million. If there were a similar parallel increase in interest rates from as of December 31, 2020, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $691 million with an offsetting increase to pre-tax income of $35 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to adjusted operating income would be an increase of approximately $25 – $35 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by the change in operating income from floating rate assets and liabilities, offset by the change in DAC, DSI, and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “non-operating adjustments” in our reconciliation between net income available to AHL common shareholders and adjusted operating income available to common shareholders. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment for the reconciliation of net income available to AHL common shareholders to adjusted operating income available to common shareholders. The impact of changing rates on these non-operating adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2021, which discussion encompasses the impact of such an increase on certain of the non-operating adjustment items.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2021, the finance ministers of the G7 nations announced an agreement on the principles of the two pillar solution to tackle the challenges of BEPS. Following the G7 announcement, the IF announced on July 1, 2021 broad agreement on the two pillars. On October 8, 2021, the OECD announced that 130 countries and jurisdictions had agreed to join an international tax framework implementing the two pillars. The announcement provided that regulated financial services are excluded from the application of Pillar One. The announcement also provided that the proposals under Pillar Two would apply to multinational groups with revenues exceeding €750 million and would seek to establish a minimum tax rate of 15% by operation of a globally coordinated set of rules, including an Income Inclusion Rule and an Undertaxed Payment Rule. The IF will work toward the release of an implementation plan, which will contemplate bringing Pillar Two into law in 2022 with an effective date in 2023. To date, the proposal has been written broadly enough to potentially apply to our group’s activities, and we are unable to determine at this time whether it would have a material adverse impact on our business and results of operations. If these initiatives result in increased tax obligations for our group in countries where it operates, and if our group is unable to pass this cost to customers, our group’s financial performance may be adversely affected. In view of the foregoing, new or expanded regulation, including tax regulations, or changes in interpretation or enforcement of regulations may lead to significant additional costs and have adverse effects on our group’s business and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended September 30, 2021 are set forth below:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs[1]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
July 1 – July 31, 2021	—	$—	—	$221,408,041
August 1 – August 31, 2021	—	$—	—	$221,408,041
September 1 – September 30, 2021	5,761	$64.87	—	$221,408,041

[1] Prior to October 28, 2019, we had announced approvals by our board of directors for $967 million of aggregate repurchases under our share repurchase program. Amounts authorized for repurchase under those approvals had been fully used prior to June 30, 2021. On October 28, 2019, we announced that our board of directors had approved an additional $600 million authorization for the repurchase of our Class A common shares. The remaining authorization does not have a definitive expiration date, but may be terminated at any time at the sole discretion of our board of directors.

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

ATHENE HOLDING LTD.

Date: November 8, 2021	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)