Form 10-K
period 2021-12-31
Athene Holding Ltd
filed 2022-02-25
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.0 billion. For purposes of this calculation, we define affiliates as directors, executive officers and shareholders possessing greater than 10% of our aggregate voting power.
As of January 31, 2022, 205,316,918 of our Class A common shares were outstanding, all of which are directly or indirectly held by Apollo Global Management, Inc.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	247

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
•the failure to realize the expected benefits from our merger with AGM;
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
•the failure to achieve the economic benefits expected to be derived from the Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together, with its subsidiaries, ACRA) capital raise or future ACRA capital raises;
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
•Our business in Bermuda could be adversely affected by Bermuda employment restrictions.
•As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.
•The amount of statutory capital that our insurance and reinsurance subsidiaries have, or that they are required to hold, can vary significantly from time to time and is sensitive to a number of factors outside of our control.
•Repurchase agreement programs subject us to potential liquidity and other risks.
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
•We are subject to the credit risk of our counterparties, including ceding companies that reinsure business to ALRe, reinsurers that assume liabilities from our subsidiaries, plan sponsors that transfer pension obligations to our subsidiaries and derivative counterparties.
•Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including MidCap, Athora, PK AirFinance, Wheels/Donlen and SoftBank, among others; industries, including financial services; and asset classes, including real estate.
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
•While we seek to hedge foreign currency risks, foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.
•Climate change and environmental, social and governance requirements may adversely impact our results of operations.
•Financial markets have been subject to inflationary pressures, and continued rising inflation may adversely impact our business and results of operations.
•There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred shares.
•We rely on our investment management agreements with Apollo for the management of our investment portfolio. Apollo may terminate these arrangements at any time, and there are limitations on our ability to terminate investment management agreements covering assets backing reserves and surplus in ACRA, which may adversely affect our investment results.

•Interruption or other operational failures in telecommunications, information technology and other operational systems at Apollo or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on Apollo’s systems, including as a result of human error, could have a material adverse effect on our business.
•The historical investment portfolio performance of Apollo should not be considered as indicative of the future results of our investment portfolio or our future results or our ability to declare and pay dividends on our preferred shares.
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
•The impact of DAC 6 and other mandatory disclosure rules.
•Changes in UK tax law could increase the amount of UK tax we are required to pay.
•Holders of our securities may have difficulty effecting service of process on us or enforcing judgments against us in the United States.
•Our choice of forum provisions in our bye-laws may limit your ability to bring suits against us or our directors and officers.
•US persons who own our securities may have more difficulty in protecting their interests than US persons who are securityholders of a US corporation.
•AHL is a holding company with limited operations of its own. As a consequence, AHL’s ability to pay dividends on its securities and to make timely payments on its debt obligations will depend on the ability of its subsidiaries to make distributions or other payments to it, which may be restricted by law.
•Coordinating the businesses of AAM and AHL may be more difficult, costly or time-consuming than expected and AGM may fail to realize the anticipated benefits of the Mergers.
•We may be the target or subject of, and may be required to defend against or respond to, litigation, regulatory investigations or enforcement actions.

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
A-A Mortgage	A-A Mortgage Opportunities, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc., formerly known as Apollo Global Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1A	Athene Co-Invest Reinsurance Affiliate 1A Ltd., a Bermuda reinsurance subsidiary
ACRA HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AmeriHome	AmeriHome Mortgage Company, LLC
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
Apollo Group	(i) AGM and AGM’s subsidiaries, including AAM, (ii) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by clause (i), (iii) BRH Holdings GP, Ltd. and each of its shareholders, (iv) any executive officer or employee of AGM or AGM’s subsidiaries, and (v) any affiliate of a person described in clauses (i), (ii), (iii) or (iv) above; provided none of AHL or its subsidiaries (other than ACRA HoldCo and ACRA HoldCo’s subsidiaries) will be deemed to be a member of the Apollo Group
AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
DOL	United States Department of Labor
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels/Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
BEAT	Base Erosion and Anti-Abuse Tax
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of Athene’s non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit

Term or Acronym	Definition
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension group annuity benefit payments
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
PGA	Pension group annuity, formerly referred to as pension risk transfer
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company

Term or Acronym	Definition
VIE	Variable interest entity
VOBA	Value of business acquired

PART I

Item 1. Business

Item 1.    Business
Overview

We are a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo provides us with access to Apollo’s investment professionals around the world as well as Apollo’s global asset management infrastructure across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our US subsidiaries’ headquarters located in Iowa. Effective January 1, 2022, as a result of the closing of the merger involving us and Apollo, Apollo Global Management, Inc. (NYSE: APO) became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors.

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

We operate our core business strategies out of one reportable segment, Retirement Services. In addition to Retirement Services, we report certain other operations in Corporate and Other. Retirement Services is comprised of our US and Bermuda operations that issue and reinsure retirement savings products and institutional products. Retirement Services has retail operations, which provide annuity retirement solutions to our policyholders. Retirement Services also has reinsurance operations, which reinsure fixed indexed annuities (FIA), multi-year guaranteed annuities (MYGA), traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products from our reinsurance partners. In addition, our institutional operations, including funding agreement activities and pension group annuity operations, are included in our Retirement Services segment. Corporate and Other includes certain other operations related to our corporate activities, including corporate allocated expenses, merger and acquisition costs, debt costs, certain integration and restructuring costs, certain stock-based compensation and intersegment eliminations. In Corporate and Other we also hold strategic capital in excess of the level of capital we hold in Retirement Services to support our operating strategy.

We believe we hold a sufficient amount of capital in our Retirement Services segment to support our core operating strategies, maintain or improve our current ratings and manage our risk appetite. The sufficiency of capital that we hold in our Retirement Services segment is determined based on our internal capital and risk models as well as consideration of capital models of the three rating agencies that rate us. Our excess capital is currently allocated to our Corporate and Other non-reportable segment and may fluctuate depending on the mix of both our assets and our liabilities as well as our growth and investment in our organic and inorganic channels. We view this excess as strategic capital, which we expect to deploy for future growth opportunities. We further expect our excess capital position to contribute to ratings improvements over time. In addition to the excess capital that we hold, we have untapped debt capacity and available undrawn capital commitments at ACRA, each of which may be used to capitalize on future growth opportunities. See –Capital for further discussion.

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

Within our organic channels, we have focused on developing a diverse suite of products that allow us to meet our risk and return profiles, even in today’s low rate environment. Our organic channels currently include: (1) retail, from which we provide retirement solutions to our policyholders primarily through independent marketing organizations (IMOs), banks and broker-dealers; (2) flow reinsurance, through which we partner with insurance companies to improve their product offerings and enhance their financial results; and (3) institutional, which includes funding agreements and pension group annuity transactions. Our inorganic channel, comprised of acquisitions and block reinsurance, has contributed significantly to our growth, and we expect that it will continue to be an important source of growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions, which makes us a competitive counterparty for acquisitions and block reinsurance transactions. In conjunction with Apollo, we are able to provide bespoke solutions to insurance companies seeking to restructure their businesses. We are highly selective in the transactions we pursue, ultimately closing only those that are well aligned with our core competencies and pricing discipline.

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

Relationship with Apollo

We are a subsidiary of AGM. Through this relationship, Apollo allows us to leverage the scale of its asset management platform. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business.

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

On January 1, 2022 (the Merger Effective Date), we completed the previously announced merger transaction pursuant to the Agreement and Plan of Merger, dated as of March 8, 2021 (the Merger Agreement), by and among the Company, AGM (formerly known as Tango Holdings, Inc.), Apollo Asset Management, Inc. (AAM, formerly known as Apollo Global Management, Inc.), Blue Merger Sub, Ltd. (AHL Merger Sub), and Green Merger Sub, Inc. (AAM Merger Sub). Effective as of 1:00 a.m. Eastern Time on the Merger Effective Date, AAM Merger Sub merged with and into AAM (the AAM Merger), with AAM continuing as a direct subsidiary of AGM. Effective as of 1:01 a.m. Eastern Time on the Merger Effective Date, AHL Merger Sub merged with and into AHL (the AHL Merger and, together with the AAM Merger, the Mergers), with AHL continuing as a direct subsidiary of AGM. As a result of the Mergers, AAM and AHL became direct subsidiaries of AGM.

As a result of the closing of the Mergers, AGM directly or indirectly controls all of the total voting power of AHL. Six of our sixteen directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and an executive officer of Apollo and the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred shares and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 1.    Business
Growth Strategy
The key components of our long-term growth strategy are as follows:

•Expand Our Organic Distribution Channels. We plan to grow organically by expanding our retail, flow reinsurance and institutional distribution channels with a focus on international expansion, particularly in Asia. These organic channels generally allow us to adjust our product mix to originate liabilities that meet our return targets in diverse market environments.

We expect our retail channel to continue to benefit from our credit profile, strong financial position, suite of capital-efficient products and product design capabilities. We believe that this should support growth in sales at our desired cost of funds through increased volumes in each of our existing retail channels, including via expanding our bank and broker-dealer network. However, we do not seek to achieve volume growth at the expense of profitability. As a result, we adjust our retail pricing more rapidly for changes in asset yields than do many of our peers. In an economic environment characterized by declining asset yields, our product offerings may be less competitive than those of our peers and in the short-term, we may experience reduced sales volumes.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, and as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive cost of funds. We expect our credit profile and growing reputation as a valuable reinsurance counterparty will enable us to attract additional flow reinsurance partners and maintain or increase our flow reinsurance volumes with existing counterparties. Our ability to provide attractive solutions to reinsurance partners was demonstrated by our entry into the Japanese annuity market as we established a partnership with a large Japanese financial institution in 2020 and added a second firm in 2021. Similar to our retail channel, we do not seek to achieve volume growth at the expense of profitability and therefore tend to respond more rapidly to adjust our pricing for changes in asset yields than do many of our peers.

We expect to grow our institutional channel by continuing to engage in programmatic issuances of funding agreements and pursuing additional pension group annuity transactions. Since we issued our inaugural non-US dollar denominated funding agreement in 2020, we have seen non-US issuances grow significantly as we issued nine non-dollar issuances in 2021. Our demonstrated ability to create customized solutions for pension group annuity counterparties seeking to reduce or eliminate their exposure to pension obligations has driven growth in our US volumes of 153% from 2020 to 2021. Going forward, we expect to build on our growth in the US, expand our footprint in the UK and explore options for transactions in other jurisdictions.

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

•Expand Our Product Offering. We seek to build products that meet our policyholders’ retirement savings objectives, such as accumulation, income and legacy planning. Our products are customized for each of the retail channels through which we distribute, including IMOs, banks and independent broker dealers, and represent innovative solutions that meet the needs of policyholders in each of these channels. We continue to release updated or new products to meet the evolving needs of policyholders. Our diverse Fixed Indexed Annuity product offerings are complemented by a number of innovative custom indices that allow our customers to gain access to sophisticated strategies that are designed for better performance within our products. Approximately 85% of sales went to custom indices that are only available through our products. During 2021, Athene was recognized for its index lineup by winning Carrier of the Year and Product of the Year from both Structured Retail Products (SRP) Americas Awards and Structured Products Intelligence (SPi). Registered Indexed Linked Annuities (RILAs) are the fastest growing segment of the retail annuity market. We built our first product in 2019, and our 2021 sales finished close to $600 million. We see significant potential for this product type and have enhanced our original product and are growing our distribution. Additionally, we are looking to create products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution to high net-wealth individuals.

•Leverage Our Merger with Apollo in 2022. We intend to leverage our merger with Apollo in 2022 and beyond to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. We will also continue to partner with Apollo’s portfolio of origination platforms, which provide us assets with higher spreads than those available in the public markets. See –Investment Management for more information regarding Apollo’s origination platforms.

Our merger with Apollo will allow us to continue to offer creative solutions to insurance companies seeking to restructure their businesses and may enable us opportunities to source additional volumes of attractively-priced liabilities. For example, in December 2017 we worked with Apollo to structure transactions that provided Voya Financial, Inc. (Voya) with a comprehensive solution to its variable annuity exposure, and enabled us to reinsure a $19 billion block of fixed annuities, without requiring that we acquire Voya’s variable annuity business.

Item 1.    Business
Finally, our merger with Apollo will continue to provide us with access to on-demand capital through ACRA. We believe that this capital will be instrumental to executing our growth strategy. See –Capital for additional information regarding ACRA.

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

Products

We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities and includes fixed, payout and group annuities issued in connection with pension group annuity transactions. We also offer funding agreements, including those issued to institutions and to special-purpose unaffiliated trusts in connection with our funding agreement backed notes (FABN) and secured funding agreement backed repurchase agreement (FABR) programs. Post-merger with Apollo in 2022 and beyond, we are looking to create products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution to high net-wealth individuals.

The following summarizes our total premiums and deposits by product:

	Years ended December 31,
(In millions)	2021	2020	2019
Annuities
Indexed	$8,408	$20,257	$7,304
Fixed rate	2,662	20,433	3,192
Payout	922	989	624
Group annuities – pension group annuities[1]	13,837	5,467	6,049
Total annuities products	25,829	47,146	17,169
Funding agreements[2]	11,852	8,277	1,301
Life and other	47	54	37
Gross premiums and deposits, net of ceded	37,728	55,477	18,507
Premiums and deposits attributable to ACRA noncontrolling interests	(10,345)	(18,692)	(544)
Net premiums and deposits, net of ceded and noncontrolling interests	$27,383	$36,785	$17,963

[1] Pension group annuities was previously referenced as pension risk transfer (PRT). [2] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year.

Gross premiums and deposits are comprised of all products’ deposits, which generally are not included in revenues on the consolidated statements of income, and premiums collected. Gross premiums and deposits include directly written business, flow reinsurance assumed as well as premiums and deposits generated from assumed block reinsurance transactions, net of those ceded through reinsurance. Net premiums and deposits includes premiums and deposits associated with our proportionate share of ACRA premiums and deposits, based on our economic ownership, but does not include the proportionate share associated with the noncontrolling interest. Organic and inorganic inflows do not correspond to the gross premiums and deposits presented above, as gross premiums and deposits include renewal deposits and annuitizations, as well as premiums and deposits from life and other products other than deferred annuities and institutional products, all of which are not included in our organic inflows.

Item 1.    Business
Net reserve liabilities represents our policyholder liability obligations, including liabilities assumed through reinsurance and net of liabilities ceded through reinsurance, and therefore does not correspond to interest sensitive contract liabilities, future policy benefits, dividends payable to policyholders and other policy claims and benefits as disclosed on our consolidated balance sheets. Net reserve liabilities includes the reserves related to assumed modified coinsurance (Modco) and coinsurance on a funds withheld basis (Funds Withheld) to encompass the liabilities for which costs are being recognized in the consolidated statements of income. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers, as the costs of those liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. Net reserve liabilities includes our proportionate share of ACRA reserve liabilities, based on our economic ownership, but does not include the proportionate share of reserve liabilities associated with the noncontrolling interest.

The following summarizes our net reserve liabilities by product:

	December 31,
(In millions, except percentages)	2021		2020
Annuities
Indexed	$84,423	52.1%	$81,084	55.9%
Fixed rate	29,075	17.9%	30,315	20.9%
Group annuities – pension group annuities	18,589	11.5%	12,262	8.5%
Payout	7,227	4.5%	6,859	4.7%
Total annuities products	139,314	86.0%	130,520	90.0%
Funding agreements[1]	20,841	12.9%	12,591	8.7%
Life and other	1,796	1.1%	1,878	1.3%
Total net reserve liabilities	$161,951	100.0%	$144,989	100.0%

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

Indexed Annuities

Fixed Indexed Annuities – The majority of our net reserve liabilities are FIAs. An FIA is a type of insurance contract in which the policyholder makes one or more premium deposits which earn interest, on a tax deferred basis, at a crediting rate based on a specified market index. The policyholder is entitled to receive periodic or lump sum payments a specified number of years after the contract is issued. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. Our FIAs include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law, as well as death benefits as required by non-forfeiture regulations. We generally buy options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

The value to the policyholder of an FIA contract is equal to the sum of premiums paid, premium bonuses, if any, and index credits based on the change in the relevant market index, subject to a cap (a maximum rate that may be credited), spread (a credited rate determined by deducting a specific rate from the index return) and/or a participation rate (a credited rate equal to a percentage of the index return), less any fees for riders. Caps on our FIA products generally range from 1.0% to 6.0% when measured annually and 0.5% to 2.5% when measured monthly. Participation rates generally range from 25% to 150% of the performance of the applicable market index. Caps, spreads and participation rates can typically be reset no more frequently than annually, and in some instances no more frequently than every two to four years, at the relevant US insurance subsidiary’s discretion, subject to stated policy minimums. Certain riders provide a variety of benefits, such as lifetime income or additional liquidity, for a contractually fixed charge. As this charge is fixed, the policyholder may lose principal if the index credits received do not exceed the amount of such charge.

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

Fixed Rate Annuities

Fixed rate annuities include annual reset annuities and MYGAs. Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, we have the ability to change the crediting rate at our discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. After the initial crediting period, MYGAs can generally be reset annually. As of December 31, 2021, crediting rates on outstanding annual reset annuities ranged from 1.0% to 6.0% and crediting rates on outstanding MYGAs ranged from 0.3% to 4.3%. As of December 31, 2021, 38% of our fixed rate annuities were set at the guaranteed minimum crediting rate.

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

Income riders, particularly on FIAs, have become very popular among policyholders. The Life Insurance and Market Research Association (LIMRA) estimates that 60% of FIA premium in the US for the nine months ended September 30, 2021 (the most recent period that specific market share data is currently available) included an income rider. Much of our in-force block of deferred annuities contains policies with income riders, which were sourced through retail and reinsurance operations as well as acquisitions, such as the substantial block of these policies acquired with Aviva USA Corporation (Aviva USA). Many of our in-force deferred annuities contain policies that provide GLWB. As of December 31, 2021, approximately 36% of our deferred annuities account value have rider benefits and the reserve associated with the rider benefits was 14% of the related account value. Of the deferred annuities sourced through our retail and flow reinsurance channels, for the year ended December 31, 2021, 13% contained participating income riders and 5% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (MVA), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy. The surrender charge of most of our products is typically between 5% and 15% of the contract value at contract inception and generally decreases by approximately one percentage point per year during the surrender charge period. The surrender charge period of our most popular products ranges from 3 to 20 years. The average surrender charge (excluding the impact of MVAs) is 6% for our deferred annuities as of December 31, 2021.

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

Item 1.    Business
Group Annuities

Pension group annuity transactions usually involve a single premium group annuity contract issued to discharge certain pension plan liabilities. The group annuities that we issue are nonparticipating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. Group annuity benefits may be purchased for current, retired and/or terminated employees and their beneficiaries covered under terminating or continuing pension plans. Both immediate and deferred annuity certificates may be issued pursuant to a single group annuity contract. Immediate annuity certificates cover those retirees and beneficiaries currently receiving payments, whereas deferred annuity certificates cover those participants who have not yet begun receiving benefit payments. Immediate annuity certificates have no cash surrender rights, whereas deferred annuity certificates may include an election to receive a lump sum payment, exercisable by the participant upon either the participant achieving a specified age or the occurrence of a specified event, such as termination of the participant’s employment.

A pension group annuity transaction may be structured as a buyout or buy-in transaction. A buyout transaction involves the issuance by an insurer of a group annuity contract to the plan sponsor and individual annuity certificates to each plan participant, resulting in the transfer of the contractual obligation to pay pension benefits from the plan sponsor to the insurer. A buyout transaction may be a full buyout or a partial buyout. A full buyout covers all obligations outstanding under the plan and involves the termination of the plan, whereas, a partial buyout covers benefits for a subset of the plan population with the remaining plan participants continuing with the plan sponsor. A partial buyout may or may not involve a plan termination. A buy-in similarly involves the issuance of a group annuity contract to the plan sponsor, but the plan sponsor retains the contractual obligation to pay pension benefits to the plan participants and receives reimbursement from the insurer for those payments related to plan participants covered by the group annuity contract. The buy-in group annuity contract is considered a plan asset. A pension group annuity transaction structured as a buy-in includes an option to convert to buyout at the election of the plan sponsor. Generally, a buy-in structure is selected when the plan sponsor seeks to eliminate risk but is not yet prepared to terminate the plan or recognize any adverse accounting impact that may accompany a plan termination. A buy-in contract may be surrendered at the election of the plan sponsor, subject to certain conditions, resulting in a refund to the plan sponsor in an amount determined in accordance with the group annuity contract.

We earn income on group annuities based upon the spread between the return on the assets received in connection with the pension group annuity transaction and the cost of the pension obligations assumed. Group annuities expose us to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed our expectations.

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

Item 1.    Business
Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in deferred annuity products despite today’s low interest rate environment. We have developed a suite of retirement savings products, distributed through our network of approximately 53 IMOs; approximately 65,000 independent agents in all 50 states; and our growing network of 16 banks and 119 regional broker-dealers. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

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

As of December 31, 2021, we had on-going flow reinsurance and retrocession agreements involving 10 third-party cedants, for a quota share of such cedants’ new inflows, including both FIAs and MYGAs.

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

	Years ended December 31,
(In millions)	2021	2020	2019
FABN	$11,102	$5,804	$1,001
FHLB	750	875	300
FABR	—	1,000	—
Long-term repurchase agreements	—	598	—
Total funding agreement inflows	$11,852	$8,277	$1,301

As of December 31, 2021, we had funding agreements of $19.7 billion and $1.0 billion outstanding under our FABN and FABR programs, respectively, $2.8 billion outstanding with the FHLB and $598 million of long-term repurchase agreements. As of February 23, 2022, we had $13.6 billion of capacity remaining under our FABN program.

Item 1.    Business
Pension Group Annuities

Through pension group annuities, we partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants. We have built an experienced team and continue to enhance our capabilities in this channel by, among other things, expanding into the deferred liability segment, offering a buy-in product and expanding into the UK market by reinsuring the pension group annuity obligations of UK counterparties through our subsidiary Athene Life Re International Ltd. (ALReI). We work with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties. In the US, we are focused on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction. In the UK, we are focused on reinsuring direct writers of medium- and large-sized deals involving retirees and/or deferred participants that are structured as pension group annuity transactions. We entered the pension group annuities channel during 2017 and from our entry through the year ended December 31, 2021, we had closed 33 deals involving more than 375,000 plan participants resulting in the issuance of an aggregate $30.2 billion of group annuities and UK pension group annuity reinsurance arrangements.

We believe we have established ourselves as a trusted pension group annuity solutions provider and expect that our experience in crafting customized pension group annuity solutions and our improving credit profile will enable us to continue to source and execute pension group annuity transactions. Our ability to design tailored solutions that meet the needs of our pension group annuity counterparties was highlighted in two significant transactions that we closed in 2021. In March 2021, we closed a transaction with J. C. Penney Corporation, Inc. (JCPenney), whereby we provided JCPenney with an innovative buy-in solution to facilitate the complete termination of its pension plan in connection with its restructuring. In August 2021, we completed our second transaction with Lockheed Martin Corporation (Lockheed Martin), allowing it to further reduce its outstanding pension risk. In these transactions, we issued group annuity contracts covering $2.8 billion in pension obligations for approximately 30,000 participants of JCPenney’s pension plan, and covering $4.9 billion in pension obligations for approximately 18,000 participants of Lockheed Martin’s pension plan. Further, we demonstrated our ability to deliver upon our value proposition in the UK market through our inaugural UK pension group annuity reinsurance arrangement in 2019, pursuant to which we reinsured approximately $818 million in UK pension group annuity obligations.
Acquisitions and Block Reinsurance

Acquisitions

Acquisitions are an important source of growth in our business. We have a proven ability to acquire businesses in complex transactions at terms favorable to us, manage the liabilities that we acquire and reinvest the associated assets. Through December 31, 2021, we have closed four acquisition transactions in the US: Liberty Life Insurance Corporation (Liberty Life), Investors Insurance Corporation, Presidential Life Corporation and Aviva USA; and one acquisition transaction internationally: Delta Lloyd Deutschland AG (DLD); collectively representing reserve liabilities backed by approximately $65.9 billion in total assets (net of $9.3 billion in assets ceded through reinsurance).

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

Block Reinsurance

Through block reinsurance transactions, we partner with life and annuity companies to decrease their exposure to one or more products or to divest of lower-margin or non-core segments of their businesses. Unlike acquisitions in which we must acquire the assets or stock of a target company, block reinsurance allows us to contractually assume assets and liabilities associated with a certain book of business. In doing so, we contractually assume responsibility for only that portion of the business that we deem desirable, without assuming additional liabilities. The benefit of the block reinsurance structure was highlighted in the transactions with Voya, in which we reinsured $19 billion in fixed annuities without assuming any of Voya’s variable annuities, and Jackson National Life Insurance Company, a wholly owned subsidiary of Jackson Financial, Inc. (together with its subsidiaries, Jackson), in which we reinsured $28.8 billion of fixed and fixed indexed annuities.

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

Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Apollo provides portfolio management services for substantially all of our net invested assets.

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

Apollo’s investment team and credit portfolio managers employ their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated, asset classes. We also maintain holdings in floating rate and less interest rate-sensitive investments, including collateralized loan obligations (CLO),commercial mortgage loans, residential mortgage loans, non-agency residential mortgage-backed securities (RMBS) and various types of structured products. These asset classes permit us to earn incremental yield by assuming liquidity risk and complexity risk, rather than assuming solely credit risk.

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

We believe that a greater focus on these direct origination strategies affords us both quantitative and qualitative advantages, including eliminating the cost of intermediaries, recognizing an illiquidity premium, having direct access to diligence and having greater control over the terms of the investment. Furthermore, we believe that these direct origination strategies will often provide us with the flexibility to choose the location in the capital structure in which we invest, affording us the opportunity to select the risk/return profile that we deem optimal. By capitalizing on these advantages, we seek to increase yields on our investment portfolio while maintaining investment discipline and limiting our exposure to assets with sub-optimal risk/return characteristics. Employing these direct origination strategies comports well with our investment philosophy of earning incremental spread by taking liquidity and complexity risk, rather than taking excessive credit risk.

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

Item 1.    Business

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

On October 29, 2021, we closed a transaction in which we became the lead investor in a combination of Wheels, Inc. (Wheels), which we subsequently merged with Donlen LLC (Donlen). Wheels and Donlen have approximately 150 years of combined operating history, and provide fleet leasing and management services to blue-chip clients across North America. Merging the highly complementary operations of Wheels and Donlen allows the combined company to bring enhanced mobility solutions and product offerings across large, mid-sized and small fleets. The combined company manages over 500,000 vehicles in North America and has approximately $5 billion of assets. Wheels and Donlen originate assets by leasing mission-critical fleet vehicles that are operationally important or revenue-generating for their corporate clients, which has supported high customer retention (+98% historically). Additionally, given the use of the open-end TRAC lease structure, historical lease losses have been less than one basis point on average for the two businesses. Both businesses are headquartered in Chicago, Illinois.

In connection with our asset origination strategies, we also partner with Apollo to source, negotiate and structure large asset trades that are opportunistic in nature and offer favorable economic terms relative to investments that are more broadly available. For example, in December 2021, Apollo sourced a $4.0 billion directly originated loan to SoftBank Vision Fund II (SoftBank) backed by the fund’s holdings and funded at a low loan-to-value ratio. We syndicated $1.0 billion of this loan to a third party in December 2021. This is a unique transaction that illustrates Apollo’s ability to use its integrated platform and expertise to originate, structure and execute complex transactions quickly and in a size for high-quality corporate issuers. While large asset trades offer us strategic benefits, they also expose us to some degree of single issuer concentration risk. See Item 1A. Risk Factors–Risk Relating to Market and Credit Risk–Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including MidCap, Athora, PK AirFinance, Wheels/Donlen and SoftBank, among others; industries, including financial services; and asset classes, including real estate for further discussion of these risks.

Item 1.    Business

We opportunistically allocate approximately 5%-6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments. Our alternative investment strategy is inherently opportunistic rather than being derived from allocating a fixed percentage of assets to the asset class and the strategy is subject to internal concentration limits. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk. In general, we target returns for alternative investments of 10% or higher on an internal rate of return basis over the expected lives of such investments.

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

Capital

We believe that we have a strong capital position and that we are well positioned to meet policyholder and other obligations. We measure capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both National Association of Insurance Commissioners (NAIC) risk-based capital (RBC) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As discussed previously in –Growth Strategy, we seek to achieve profitable growth that maximizes shareholder value. Executing on our growth strategy requires that we have access to adequate amounts of capital. Our deployable capital and uses thereof are set forth below.

Deployable Capital
Our deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of December 31, 2021, we believe that we have approximately $7.35 billion in total excess equity capital, untapped debt capacity and available undrawn ACRA commitments available to be deployed, subject, in the case of debt capacity, to market conditions and general availability.
Excess Equity Capital
Capital in excess of the amount required to support our core operating strategies is considered excess equity capital. Our internal capital model is used to measure the capital in excess of the amount required to support our core operating strategies. As of December 31, 2021, we held approximately $3.35 billion in excess equity capital. Our excess equity capital provides us with a high degree of flexibility to be opportunistic for inorganic growth.

Debt Capacity
As of December 31, 2021, our debt to capital ratio was 12.8% and our adjusted debt to capital ratio was 14.8%. Based upon an estimated peer average adjusted debt to capital ratio of approximately 25%, we believe that we have approximately $2.7 billion in untapped debt capacity that could be drawn, assuming favorable market conditions and general availability.
ACRA
ACRA 1A was initially formed as a wholly owned subsidiary of ALRe with the objective of raising third-party capital for the purpose of pursuing inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions (collectively, Qualifying Transactions). On December 31, 2021, ALRe, through its subsidiary Athene Asset LP (AALP), and certain funds managed by AGM referred to collectively as the Apollo/Athene Dedicated Investment Program (ADIP) contributed all of their shares of ACRA 1A to Athene Co-Invest Reinsurance Affiliate Holding Ltd., our newly-formed subsidiary (ACRA HoldCo), in exchange for an equal number of shares of ACRA HoldCo (the ACRA Restructuring). As a result of the ACRA Restructuring, ACRA 1A became a wholly owned subsidiary of ACRA HoldCo, ALRe (indirectly through AALP) holds 36.55% of the economic interests and 100% of the voting interests of ACRA HoldCo, and the remaining 63.45% of the economic interests in ACRA are held by ADIP. ACRA HoldCo’s board of directors will at all times consist of the same members as the board of directors of ACRA 1A.

Item 1.    Business
In connection with the ACRA Restructuring, on December 31, 2021, (1) ALRe and ACRA 1A amended and restated that certain framework agreement (the Amended and Restated Framework Agreement), pursuant to which ACRA had received capital commitments from ALRe and ADIP, in order to, among other things, reflect the ACRA Restructuring and resulting changes in ACRA 1A’s ownership structure, as well as changes to reflect that we are a direct subsidiary of AGM following completion of the Mergers, and (2) ALRe and AALP entered into that certain Amended and Restated Shareholders Agreement with ACRA 1A, ACRA HoldCo and ADIP, which primarily includes changes to reflect the ACRA Restructuring and resulting changes in ownership structure of ACRA 1A, as well as changes to reflect that we are a direct subsidiary of AGM following completion of the Mergers, and to provide for the governance structure at ACRA HoldCo, which is substantially similar to the governance structure of ACRA 1A.
During a commitment period ranging from approximately three to five years, ACRA has the right to participate in substantially all Qualifying Transactions. ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements from time to time, subject to certain conditions. ACRA’s election to participate in Qualifying Transactions is determined by ACRA’s Transaction Committee, which is a committee of the board of directors of ACRA comprised of our representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, we will have the right to pursue such Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions is subject to capital requirements and other terms and conditions. Effective as of January 1, 2022, a quota share of certain of our retail annuity business will be retroceded to a subsidiary of ACRA 1A.

In connection with each Qualifying Transaction in which ACRA elects to participate (each, a Participating Transaction), ACRA will generally pay ALRe a fee (Wrap Fee) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 basis points per year, based on a scale which increases from 10 basis points as the portion of the reserves economically attributed to ADIP increases.

In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the commitment period), ALRe or its applicable affiliate has the right (Commutation Right) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP’s ability to reject the commutation if a minimum return with respect to such Participating Transaction is not achieved. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Amended and Restated Framework Agreement and related transaction documents), ALRe will be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of our subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.

As of December 31, 2021, ALRe and ALReI had retroceded to ACRA $51.9 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of us and the ACRA Transaction Committee.
As of December 31, 2021, ADIP had raised approximately $3.3 billion in capital commitments, of which $1.3 billion was available to deploy into future Qualifying Transactions.
Uses of Capital
Capital deployment includes both the payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction or the payment of cash to acquire our shares on the open market, and the retention of capital based on our internal capital model. Currently, we deploy capital in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) making dividend payments to our parent company from time to time, and (4) retaining capital to support financial strength ratings upgrades. We generally seek returns on our capital deployment of mid-teens or higher.
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

Item 1.    Business
Dividends to Parent
We and our board of directors may determine it appropriate to declare cash dividends payable to our parent company. On December 31, 2021, our board of directors declared a cash dividend of $750 million payable to holders of our common shares, with a record date and payment date following the completion of the Mergers.
Ratings Upgrades

As of December 31, 2021, each of our significant insurance subsidiaries is rated “A” or “A+” by the three rating agencies that evaluate the financial strength of such subsidiaries. See –Financial Strength Ratings for further discussion regarding our ratings. To achieve our financial strength ratings aspirations, we may choose to retain additional capital above the level required by the rating agencies to support our operating needs. We believe there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in our financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels though lower funding costs.

Internal Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by our US insurance subsidiaries are reinsured to our Bermuda reinsurance subsidiaries. We maintain the same reserving standards for our Bermuda reinsurance subsidiaries as we do for our US insurance subsidiaries. We also retrocede Participating Transactions to ACRA, and effective January 1, 2022, we began to retrocede a quota share of our retail business to a subsidiary of ACRA 1A. Our internal reinsurance structure provides us with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of our Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of our internal reinsurance structure and third-party direct to Bermuda business, the significant majority of our aggregate capital is held by our Bermuda reinsurance subsidiaries.

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

As of December 31, 2021, A.M. Best, Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	A.M. Best	S&P	Fitch
Athene Holding Ltd.
Long-Term Issuer Credit Rating/Issuer Default Rating	bbb+	A-	BBB+
Outlook	Stable	Positive	Positive
Athene Life Re Ltd.
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive
Athene Life Re International Ltd.
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive
Athene Annuity & Life Assurance Company
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive
Athene Annuity & Life Assurance Company of New York
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive
Athene Annuity and Life Company
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive
Athene Life Insurance Company of New York
Financial Strength Rating	A	Not Rated	Not Rated
Outlook	Stable	Not Rated	Not Rated
Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Co-Invest Reinsurance Affiliate 1B Ltd.
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive
Athene Co-Invest Reinsurance Affiliate International Ltd.
Financial Strength Rating	A	A+	A
Outlook	Stable	Stable	Positive

Item 1.    Business

Rating Agency	Financial Strength Rating Scale	Issuer Credit Rating Scale
A.M. Best[1]	“A++” to “D”	“aaa” to “c”
S&P2	“AAA” to “D”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”

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

A.M. Best, S&P and Fitch review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the respective rating agency’s judgment, circumstances so warrant. Further, ratings agencies may change their capital adequacy assessment methodologies in a manner that could adversely affect the financial strength ratings of insurance companies. For example, on December 6, 2021, S&P Global published a Request for Comment (RFC) on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers with comments due by March 18, 2022. We are in early stages of evaluating potential impacts of the RFC. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See Item 1A. Risk Factors–Risks Relating to Our Business Operations–A financial strength rating downgrade, potential downgrade or any other negative action by a rating agency could make our product offerings less attractive, inhibit our ability to acquire future business through acquisitions or reinsurance and increase our cost of capital, which could have a material adverse effect on our business for further discussion about risks associated with financial strength ratings.

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

We face strong competition within our institutional channel. With respect to funding agreements, namely those issued in connection with our FABN program, we compete with other insurers that have active FABN programs, such as MetLife, Inc. (MetLife) and New York Life Insurance Company. Within the funding agreement market, we compete primarily on the basis of perceived financial strength, interest rates and term. With respect to group annuities, we compete with other insurers that offer such annuities, such as MetLife and Prudential Financial, Inc. Within the pension group annuities market, we compete primarily on the basis of price, underwriting, investment capabilities and our ability to provide quality service to the corporate sponsor’s pension participants.

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

Human Capital Management

As of December 31, 2021, we had 1,403 employees, including 85 located in our Bermuda headquarters and 1,307 located in the US, primarily at our headquarters in West Des Moines, IA. We believe our employee relations are good. None of our employees are subject to collective bargaining agreements, nor are we aware of any efforts to implement such agreements.

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

To measure employee satisfaction and engagement, we administer an annual employee engagement survey. The scores and feedback are reviewed by management in addition to being communicated to all employees. We adjust our business practices based on feedback received. To achieve meaningful feedback, we strive to achieve high employee completion rates.

Diversity, Equity and Inclusion

We are committed to ensuring diversity, equity and inclusion (DEI) are woven into our organizational values. Our DEI efforts are led by our Senior Vice President, Diversity, Equity and Inclusion, who reports to our Executive Vice President of Human Resources, with additional reporting responsibilities to the Legal & Regulatory Committee of our board of directors, the committee charged with oversight of our DEI efforts and our corporate and social responsibility efforts more broadly. We have established a Diversity & Inclusion Council and ten Employee Resource Groups (ERGs) that work to elevate diversity efforts by fostering a workplace that cultivates our differences, where employees feel celebrated, engaged, and connected. We seek to build a diverse workforce that delivers on our business objectives and embodies our values. We engage actively with our communities to make a difference in the places in which we live and work.

In addition to our human resources and DEI leadership, we currently have a DEI Analyst and ten advisors supporting our ten ERGs, which are comprised of: Advancing Abilities Partnership; African American Athene Connection; Athene Asian Alliance; Athene Military Veterans Organization; Bermuda Diversity and Inclusion Committee; Comunidad; Lesbian, Gay, Bisexual, Transgender, Queer/Questioning; LiveWell; Volunteer Committee; and Women’s Inclusion Network. Each ERG is paired with a member of our Executive Committee to provide a direct link between the group and our executive leadership.

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

Employee Safety

In light of the ongoing impact of COVID-19, we continue to devote significant attention to the importance of employee safety and well-being. The continuing spread of COVID-19, including new variants of COVID-19, threatens the health and safety of our most valuable asset, our people. To mitigate the risk that the virus infects members of our workforce, to ensure the continuity of our operations throughout the duration of this pandemic and to ensure uninterrupted servicing of the policyholders who have entrusted us for their retirement needs, we began in March 2020 to implement various protocols, including remote work protocols, safety protocols that incorporated recommendations, guidelines and regulations from the Center for Disease Control and other national, state and local health authorities, and enhanced cleaning protocols.

In 2021, employees in all of our locations continued to work in the office or remotely, per the regulatory needs of each state/country and with the incorporated safety protocols. We continue to fluctuate on staff levels working in the office as new variants and positivity rates change. We continue to have case investigation and contact tracing procedures to appropriately identify and quarantine those individuals who have been or may have been exposed to the virus. As of April 30, 2021, we had 10 employees who had been certified as contact tracers through Johns Hopkins University. We have been successful in implementing our business continuity and repopulation plans and to date have experienced no material impairment to our business operations. We continue to closely monitor our situation and the recommendations and guidelines issued by national, state and local health authorities.

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

Item 1.    Business
State insurance authorities have broad administrative powers over our US insurance subsidiaries with respect to all aspects of their insurance business including: (1) licensing to transact business; (2) licensing of producers; (3) prescribing which assets and liabilities are to be considered in determining statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms and certain related materials; (6) determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make and, in certain states, that such recommendations are in the best interest of the consumer; (7) regulating unfair trade and claims practices; (8) establishing reserve requirements, solvency standards and minimum capital requirements (MCR); (9) regulating the amount of dividends that may be paid in any year; (10) regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions; (11) fixing maximum interest rates on life insurance policy loans, minimum crediting rates on accumulation products and minimum allowable surrender values; (12) regulating the type, amounts and valuations of investments permitted; (13) setting parameters for transactions with affiliates; and (14) regulating other matters.

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

Furthermore, while the federal government in most contexts currently does not directly regulate the insurance business, federal legislation and administrative policies in a number of areas, such as employee benefits and pension regulation, age, sex and disability-based discrimination, financial services regulation, securities regulation, derivatives regulation, privacy regulation and federal taxation, can significantly affect the insurance business. It is not possible to predict the future impact of changing regulation on our operations. See Item 1A. Risk Factors–Risks Relating to Insurance and Other Regulatory Matters.

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

Item 1.    Business
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

Group Capital

In December 2020, the NAIC adopted amendments to the NAIC’s Insurance Holding Company System Regulatory Act and Model Regulation (the Holding Company Model Act) to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (GCC) with its lead state on a confidential basis. The GCC is a tool developed by the NAIC to provide US insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The December 2020 amendments also require the ultimate controlling person for certain large US life insurers and insurance groups meeting certain scope criteria, based on the amounts of business written or material exposure to certain investment transactions, to file the results of a liquidity stress test (LST) annually with the lead state regulator of the insurance group. The LST utilizes a company cash-flow projection approach incorporating liquidity sources and uses over various time horizons under a baseline assumption and stress scenarios that may vary from year to year. Iowa has not yet adopted the December 2020 amendments to the Holding Company Model Act. The NAIC has stated that the GCC will be a regulatory tool and will not constitute a requirement or standard; however, these regulatory developments may increase the amount of capital that we are required to hold and could result in our being subject to increased regulatory requirements. While we do not currently expect this regulatory tool to impact our business, it is impossible to predict accurately if it will over time.

Internationally Active Insurance Groups and the Common Framework for the Supervision of Internationally Active Insurance Groups

In November 2019, the International Association of Insurance Supervisors (IAIS) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). ComFrame will be applicable to entities that meet the IAIS’s criteria for internationally active insurance groups (IAIGs) and that are so designated by their group-wide supervisor. Under ComFrame, an IAIG is defined as an insurance group which has (1) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group’s total gross written premiums, and (2) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. ComFrame establishes international standards for the designation of a group-wide supervisor for each IAIG and for the imposition of a group capital requirement applicable to an IAIG in addition to the current legal entity capital requirements imposed by relevant insurance laws and regulations. ComFrame also includes uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. Additionally, in the US, the NAIC has promulgated amendments to the Holding Company Model Act that address “group-wide” supervision of IAIGs to allow state insurance regulators in the US to be designated as group-wide supervisors for US-based IAIGs and acknowledge another regulatory official acting as the group-wide supervisor of an IAIG. As with all NAIC model act amendments, these revisions must be adopted by individual states. To date, each of the Athene Domiciliary States has adopted a form of these provisions. We cannot predict with any degree of certainty any additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.

In November 2019, the IAIS also adopted a revised version of its global insurance capital standard (ICS), which is the group capital component of ComFrame. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the United States, the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method (AM), similar to the GCC, for all entities within the insurance holding company system, including non-US entities, and are seeking effective equivalency of such AM tool to the ICS for US-based IAIGs. In the event that we or Apollo becomes an IAIG, we expect to be subject to the relevant ICS or AM. It is possible that the development of these international standards will have an impact on our capital position and capital structure in the future.

Own Risk and Solvency Assessment (ORSA) Model Act

We are subject to the ORSA Model Act, which has been enacted by each Athene Domiciliary State, and requires insurance companies to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review at least annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Summary Report (ORSA Report) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed annually with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system. We file the ORSA Report with the IID as our lead state regulator and concurrently provide the ORSA Report to the Delaware Department of Insurance and the New York State Department of Financial Services (NYSDFS). We also submit the ORSA Report to the BMA. Additionally, for the purposes of satisfying the assessment requested in the Schedule of Commercial Insurer’s Solvency Self-Assessment, each Bermuda reinsurance subsidiary submits supporting documentation to the BMA regarding specific queries presented in the Bermuda Solvency Capital Requirement (BSCR), to supplement the information provided in the ORSA Report.

Item 1.    Business
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

Most states, including each of the Athene Domiciliary States, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Laws such as these prevent any person from acquiring direct or indirect control of any of our US insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner, superintendent or director of the insurance department of the applicable Athene Domiciliary State (each, a Commissioner) and has obtained the Commissioner’s prior approval. Under most states’ statutes, including those of each of the Athene Domiciliary States, acquiring 10% or more of a voting interest in an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our US insurance subsidiaries (or AHL) without the prior approval of the Commissioner of the applicable Athene Domiciliary State will be in violation of the applicable Athene Domiciliary State’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and/or to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each Athene Domiciliary State as a criminal offense.

In addition, most states’ insurance holding company laws require any controlling person of a US insurer seeking to divest its controlling interest in the insurance company to file with the relevant insurance Commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our US insurance subsidiaries (including AHL) (in particular through an unsolicited transaction), even if the shareholders of such parent consider such transaction to be desirable.

Holding company system regulations currently in effect in New York require prospective acquirers of New York-domiciled insurers to provide detailed disclosure with respect to intended changes to the business operations of the insurer, and expressly authorize the NYSDFS to impose additional conditions on such acquisitions. Pursuant to these regulations, the NYSDFS may limit the changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the regulation provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The NAIC has also published in its Financial Analysis Handbook specific narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of insurance and reinsurance companies by a private equity firm. The NAIC also is undertaking a review of regulatory considerations applicable to insurers and reinsurers owned by a private equity firm and has appointed the Macroprudential (E) Working Group to coordinate this workstream. No specific action has been taken by the Macroprudential (E) Working Group as of February 1, 2022 other than the adoption of a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers,” which list requires further adoption by a task force and committee of the NAIC. Once the list is fully adopted, the Macroprudential (E) Working Group will assess each consideration to determine whether additional work by the NAIC is deemed necessary in addition to the projects currently underway and, if so, by which NAIC committee. Accordingly, we currently are unable to predict the impact of such NAIC activities on our business, including our investment activities.

In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-acquisition notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of any of our US insurance subsidiaries may require prior notification in those states that have adopted pre-acquisition notification laws.

Although Athene Re IV is not subject to insurance holding company laws, the Vermont insurance regulator may use all or a part of the holding company law framework described above in determining whether to approve a proposed change of control.

Item 1.    Business
Each of the Athene Domiciliary States has adopted a form of the Holding Company Model Act that requires each ultimate controlling party to file an annual enterprise risk report identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. An enterprise risk is generally defined as an activity or event involving affiliates of an insurer that could have a material and adverse effect on the insurer or the insurer’s holding company system.

In December 2014, the NAIC adopted additional amendments to the Holding Company Model Act for consideration by the various states that address the authority of an insurance commissioner to act as the group-wide supervisor for an internationally active insurance group or to acknowledge the authority of another regulatory official, from another jurisdiction, to so act. These changes to the Holding Company Model Act must be enacted by the individual states before they will become effective, and specifically in Delaware, Iowa and New York for the changes to apply to our US insurance subsidiaries. Delaware has adopted a form of these changes to the Holding Company Model Act, and Iowa has adopted similar provisions under a predecessor statute. New York has adopted Insurance Regulation 203 that permits the New York Superintendent of Financial Services to act as group-wide supervisor of an IAIG that conducts substantial insurance operations in New York. It is not possible to predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these changes may impose in the future.

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

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on products that we currently sell. The NAIC continues to work to reform state regulation in various areas, including reporting requirements for investment transactions with related parties that are not “affiliated” under the Holding Company Model Act.

The NAIC has adopted revisions to SSAP No. 71—Policy Acquisition Costs and Commissions, which require (1) the recognition of a liability for the full amount of the unpaid principal and accrued interest payable to a third party, such as a funding agent, at the time of policy issuance in connection with a levelized commission arrangement (whether linked to traditional or nontraditional elements) and (2) the related recognition (i.e., accrual) of commission expense proportionately over the policy period in which the commission relates, thereby prohibiting the deferral of such expense accrual until such commission is fully earned. Such changes, which became effective December 31, 2021, could reduce the statutory capital and surplus of our US insurance subsidiaries.

Classification of Insurers

The Bermuda Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. Long-term business is generally defined as life, annuity and accident and health insurance, while general business broadly includes all types of insurance that are not long-term business (property and casualty business). Special purpose business is fully funded insurance business approved by the BMA to be written by a company registered either as a Special Purpose Insurer (SPI) or as a Collateralized Insurer. There are five classifications of insurers carrying on long-term business, ranging from Class A insurers (pure captives) to Class E insurers (larger commercial carriers). Class A insurers are subject to the lightest regulation and Class E insurers are subject to the strictest regulation.

Our Bermuda reinsurance subsidiaries, which are incorporated to carry on long-term business, are each registered as a Class C insurer, Class E insurer or SPI. Class C is the license class for long-term insurers and reinsurers with total assets of less than $250 million that are not registrable as a single parent or multi-owner long-term captive insurer or reinsurer. Class E is the license class for long-term insurers and reinsurers with total assets of more than $500 million that are not registrable as a single-parent or multi-owner long-term captive insurer or reinsurer. SPI is the license class for insurers that carry on either restricted special purpose business or unrestricted special purpose business. Restricted special purpose business means special purpose business conducted between an SPI and specific insureds approved by the BMA. Unrestricted special purpose business means special purpose business conducted by an SPI with any insured. Our Bermuda reinsurance subsidiaries are not licensed, accredited or approved in any US state or jurisdiction to conduct general business and have not sought authorization as reinsurers in any US state or jurisdiction.

Item 1.    Business
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

Credit for Coinsurance Ceded by a US Cedant

The ability of a ceding insurer to take reserve credit for the business ceded to reinsurance companies through coinsurance is a significant component of reinsurance regulation and is often a determining factor in establishing a reinsurance relationship. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), only the state in which a ceding insurer is domiciled may regulate the financial statement credit for reinsurance taken by that ceding insurer. With respect to US-domiciled ceding companies, credit is typically granted when (1) the reinsurer is licensed or accredited in the state where the ceding company is domiciled; (2) the reinsurer is domiciled in a state with credit for reinsurance laws and regulations that are substantively similar to the credit for reinsurance laws and regulations in the ceding insurer’s state of domicile and the reinsurer meets certain financial requirements; or (3) other conditions are satisfied, such as the reinsurer securing its obligations to the cedant with qualified collateral.

Our Bermuda reinsurance subsidiaries have provided, and may in the future provide, reinsurance to our US insurance subsidiaries in the normal course of business. As none of our Bermuda reinsurance subsidiaries are licensed, accredited or approved in any US state or jurisdiction, unless certain conditions are satisfied (see below), when engaging in coinsurance transactions, each of our Bermuda reinsurance subsidiaries must collateralize its obligations to US-based cedants in order for such cedants to obtain credit against their reserves on their statutory basis financial statements.

Credit for reinsurance laws and regulations adopted by the various states are based on the NAIC’s Credit for Reinsurance Model Law and Regulation (Credit for Reinsurance Model Law) and provide that collateral requirements may be reduced for reinsurance ceded to certain unauthorized or non-accredited non-US-based reinsurers that satisfy certain criteria to qualify as a certified reinsurer. ALRe has been approved as a certified reinsurer in Delaware, Maine, Massachusetts, Michigan, Ohio, Tennessee and Vermont and is therefore eligible, based on its current ratings, to post reduced collateral equal to 20% of the statutory reserves ceded under new coinsurance agreements by insurers domiciled in those states.

In June of 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law to allow a ceding insurer to take credit for reinsurance ceded to a qualifying unauthorized reinsurer without collateral if the reinsurer satisfies certain conditions, including being domiciled in a reciprocal jurisdiction. The NAIC has approved Bermuda as a reciprocal jurisdiction. Iowa, Delaware and New York have adopted the 2019 revisions to the Credit for Reinsurance Model Law. As other states adopt the 2019 revisions to the Credit for Reinsurance Model Law, our Bermuda reinsurance subsidiaries will be eligible to apply to the adopting states for a determination that they have satisfied the conditions specified in the 2019 revisions and, to the extent any such determinations are made, will not be required by law on a prospective basis to post collateral with respect to reinsurance ceded by insurers domiciled in such states. The NAIC adopted a new accreditation standard that requires states to adopt the revisions no later than September 1, 2022, which is likely to motivate the remaining states to adopt the revisions. To date, none of our Bermuda reinsurance subsidiaries has received a determination that it satisfies the conditions to forgo the collateral posting requirements in any US state or jurisdiction; however, we currently have an application pending with the IID. Should such application be approved, our Bermuda reinsurance subsidiaries would be permitted to forego Iowa’s collateral posting requirements with respect to business ceded by AAIA pursuant to any coinsurance agreement entered into, amended or renewed after the effective date of the 2019 revisions to the Credit for Reinsurance Model Law as adopted by Iowa, and only with respect to losses incurred and reserves reported after the date on which the IID determines our Bermuda reinsurance subsidiaries have satisfied the conditions specified therein.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurance companies that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, non-domiciliary states under guidelines promulgated by the NAIC. In May 2019, we completed such an examination for the period from January 1, 2014 through December 31, 2017. This exam was led by the Delaware Department of Insurance in coordination with the IID and the NYSDFS. In connection with the exam, the Delaware Department of Insurance conducted an exam of AADE and Athene Life Insurance Company (ALIC), the IID conducted an exam of AAIA and Structured Annuity Reinsurance Company (STAR), and the NYSDFS conducted an exam of Athene Annuity & Life Assurance Company of New York (AANY) and ALICNY. The exam resulted in no significant findings. We have been notified by the IID that we will be undergoing a similar examination in 2022 for the period from January 1, 2018 through December 31, 2021. This exam will be led by the IID in coordination with the insurance regulators from Delaware, New York and Vermont.

Vermont insurance laws and regulations applicable to Athene Re IV require it to file financial statements with the Commissioner of the Insurance Division of the Vermont Department of Financial Regulation. Additionally, Athene Re IV is subject to periodic financial examinations by the Insurance Division of the Vermont Department of Financial Regulation.

Bermuda Class C insurers, Class E insurers and SPIs must file annual statutory financial statements and annual audited financial statements prepared in accordance with accounting principles generally accepted in the US (GAAP), International Financial Reporting Standards, accounting principles generally accepted in the UK or accounting principles generally accepted in Canada within four months of the end of each fiscal year, unless such deadline is specifically extended. Where an SPI writes restricted special purpose business, the GAAP financial statements shall be unaudited. The Bermuda Insurance Act also prescribes rules for the preparation and substance of statutory financial statements, which include, in statutory form, an insurer information sheet, an auditor’s report (if applicable), a balance sheet, income statement, a statement of capital and surplus and notes thereto. The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.

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

SPIs are also required to file with the BMA a statutory financial return which includes, among other matters, the GAAP financial statements, a cover sheet, a statement of control and changes of control, a solvency certificate, an annual statutory declaration, an own-risk assessment, alternative capital arrangements report, cyber risk management report and compliance with sanctions report.

The Bermuda Insurance Act provides the BMA with powers to set standards on public disclosure. Using this power, the BMA requires all commercial insurers and insurance groups, subject to certain exceptions, to prepare and publish a Financial Condition Report on their website.

Item 1.    Business
Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our US insurance subsidiaries must file, and in many jurisdictions and for some lines of business, obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our US insurance subsidiaries are currently undergoing the following market conduct examinations, each in the ordinary course of business: (1) the Washington Office of the Insurance Commissioner is conducting a market conduct continuum action of AAIA, (2) the Pennsylvania Insurance Department is conducting a market conduct examination of AAIA and AADE and (3) the Connecticut Insurance Department is conducting a market conduct examination of AAIA. The California Department of Insurance is completing a review of the rating and underwriting practices of AAIA, AADE and AANY and completing a claims examination of AAIA. The Massachusetts Division of Insurance is completing a limited scope market analysis of AAIA and AADE. The Maryland Insurance Division concluded its market conduct examination of AAIA in March 2021, the Illinois Department of Insurance concluded its market conduct examination of AAIA in October 2021, and the Minnesota Department of Commerce concluded its examination of AAIA and AADE in August 2021. The exams resulted in no significant findings.

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

TAC and RBC are calculated annually by insurers, as of December 31 of each year. As of December 31, 2021, each of our US insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2021, the CAL RBC ratio of AADE (US RBC ratio) was 377%. The calculation of RBC requires certain judgments to be made, and, accordingly, our US insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

Bermuda Class C insurers, Class E insurers and SPIs must at all times maintain a minimum margin of solvency (MMS) in accordance with the provisions of the Bermuda Insurance Act. Class C and Class E insurers must also maintain an enhanced capital requirement (ECR) in accordance with the provisions of the Bermuda Insurance Act. The Bermuda Insurance Act mandates certain actions and filings with the BMA if an insurer fails to meet and/or maintain its ECR or MMS including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.

Item 1.    Business
The MMS that a Class C insurer is required to maintain with respect to its long-term business is the greater of (1) $500,000, (2) 1.5% of assets or (3) 25% of the ECR as reported at the end of the relevant year. The MMS that a Class E insurer is required to maintain with respect to its long-term business is the greater of (1) $8 million, (2) 2% of the first $500 million of assets plus 1.5% of applicable assets above $500 million or (3) 25% of the ECR as reported at the end of the relevant year. For an SPI to satisfy its MMS requirements, the value of the SPI’s special purpose business assets must exceed its special purpose business liabilities by at least BD$1.00.

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

As of December 31, 2021 and 2020, ALRe’s EBS capital and surplus resulted in BSCR ratios, computed as available statutory economic capital and surplus divided by ECR, of 209% and 254%, respectively. While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class C or Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having reason to believe that such a failure has occurred, such insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim financial statements prepared in accordance with GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

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

Item 1.    Business
Restrictions on Dividends and Other Distributions

Current law of two of the Athene Domiciliary States, Delaware and Iowa, permits the payment of ordinary dividends or distributions which, together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the immediately preceding year end or (b) the net gain from operations of the insurer for the preceding twelve-month period ending as of the immediately preceding year end. Current law of New York permits the payment of dividends or distributions which, together with dividends or distributions paid during any calendar year, (1) is out of earned surplus and does not exceed the greater of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains, not to exceed 30% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (2) do not exceed the lesser of (a) 10% of the insurer’s surplus as regards policyholders as of the end of the immediately preceding calendar year or (b) the net gain from operations of the insurer for the immediately preceding calendar year, not including realized capital gains. Any proposed dividend in excess of these amounts is considered an extraordinary dividend or extraordinary distribution and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Commissioner. Additionally, under current law of the Athene Domiciliary States, AAIA may only pay ordinary dividends from the insurer’s earned surplus on its business, which shall not include contributed capital or contributed surplus, AADE may only pay ordinary dividends from that part of its available and accumulated surplus funds which is derived from realized net operating profits on its business and realized capital gains, and ALICNY may only pay ordinary dividends pursuant to the “greater of” standard described above from that part of its positive unassigned funds, excluding 85% of the change in net unrealized capital gains or losses less capital gains tax, for the immediately preceding calendar year. The Athene Domiciliary States’ insurance laws and regulations also require that each of our US insurance subsidiaries’ surplus as regards policyholders following any dividend or distribution be reasonable in relation to such US insurance subsidiary’s outstanding liabilities and adequate to meet its financial needs.

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

Item 1.    Business
Regulation of Investments

Each of our US insurance subsidiaries is subject to laws and regulations in each Athene Domiciliary State that require diversification of its investment portfolio and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, real estate-related equity, partnerships, other equity investments, derivatives and alternative investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments. Additionally, the NAIC has expressed concern that private credit rating provider (CRP) ratings do not adequately represent the risks of an insurer’s investment in privately-issued securities. Based on this concern, insurers are now required to submit private rating letter rationale reports with certain private rating letters filed with the NAIC Securities Valuation Office (SVO) in order to provide additional details regarding the private letter ratings obtained with respect to their ownership of privately-issued securities. The report must provide an analytical review of the privately-issued security that mirrors the work product that a CRP would produce for a similar publicly-rated security, including an explanation of the transaction structure, methodology relied on and, as appropriate, analysis of the credit, legal and operational risks and mitigants supporting the assigned CRP rating. The NAIC is also considering further actions that may be required to actively manage and oversee the use of CRP ratings in light of the extensive reliance on CRP ratings to assess investment risk for regulatory purposes, including possible changes to the SVO’s “filing exempt” process, which grants an exemption from filing with the SVO for bonds and preferred stock that have been assigned a current, monitored rating by a nationally recognized statistical rating organization. Accordingly, the investment laws in the Athene Domiciliary States and the NAIC’s investment-related activities could prevent our US insurance subsidiaries from pursuing investment opportunities which they believe are beneficial to their shareholders, which could in turn preclude us from realizing our investment objectives.

Restrictions on Business Operations

Pursuant to the Bermuda Insurance Act, our Bermuda reinsurance subsidiaries are not permitted to engage in non-insurance business unless such non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.

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

For purposes of guaranty association assessments, long-term care insurance is typically classified as a health insurance product. Following the March 2017 liquidation of Penn Treaty Network America Insurance Co. and American Network Insurance Co., together, “Penn Treaty,” both of which were Pennsylvania-domiciled life insurance companies that sold long-term care insurance policies, there have been proposals to expand the assessment base for long-term care insurer insolvencies by requiring life and health insurers to contribute to potential long-term care insurer insolvencies. In December 2017, the NAIC adopted amendments to the Life and Health Insurance Guaranty Association Model Act to provide a fifty-fifty split between life insurers and health insurers (including health maintenance organizations) for future long-term care insolvencies. Most states have adopted legislation to codify the NAIC changes into law, including Iowa and Delaware, and more states are expected to propose legislation. These changes have not yet been adopted by New York, and we cannot predict whether New York will do so in the future. These changes may result in an increase in future assessments against life insurers such as our US insurance subsidiaries.

Assessments levied against our US insurance subsidiaries by guaranty associations during the year ended December 31, 2021 were not material. While we cannot accurately predict the amount of future assessments or future insolvencies of competitors which would lead to such assessments, we believe that assessments with respect to pending insurance company impairments and insolvencies will not have a material effect on our financial condition, results of operations, liquidity or cash flows.

Item 1.    Business
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

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the US in decades, established the Federal Insurance Office within the Treasury Department. While he or she does not currently have general supervisory or regulatory authority over the business of insurance, the Director of the Federal Insurance Office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs.The Director of the Federal Insurance Office has also submitted reports to Congress on (1) modernization of US insurance regulation (provided in December 2013) and (2) the US and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the US.

The Dodd-Frank Act also authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The Federal Insurance Office is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the US and the EU signed a covered agreement to address, among other things, reinsurance collateral requirements (EU Covered Agreement), and the US released a “Statement of the United States on the Covered Agreement with the European Union,” (Policy Statement) providing the US’ interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the US expects that the GCC (group capital calculation) developed by the NAIC will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the Bilateral Agreement between the US and the UK on Prudential Measures Regarding Insurance and Reinsurance (UK Covered Agreement) was signed in anticipation of the UK’s exit from the EU. US state regulators have until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable EU Covered Agreement or UK Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. In 2019, the NAIC adopted amendments to the Credit for Reinsurance Model Law that would, if adopted by state legislatures, implement the reinsurance collateral provisions of the EU Covered Agreement and UK Covered Agreement. See –Credit for Reinsurance Ceded. Iowa, Delaware and New York have adopted the 2019 amendments to the Credit for Reinsurance Model Law. The NAIC has adopted a new accreditation standard that requires states to adopt the 2019 amendments to the Credit for Reinsurance Model Law no later than September 1, 2022. The reinsurance collateral provisions of the EU Covered Agreement and the UK Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to US insurers. We cannot predict with any certainty what impact the EU Covered Agreement or UK Covered Agreement will have on our business, whether either agreement will be implemented or what the impact of such implementation will be on our business.

Item 1.    Business
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

Regulation of OTC Derivatives

We use derivatives to mitigate a wide range of risks in connection with our businesses, including options purchased to hedge the derivatives embedded in the FIAs that we have issued, and swaps, futures and/or options may be used to manage the impact of increased benefit exposures from our annuity products that offer guaranteed benefits as well as market exposures. Title VII of the Dodd-Frank Act creates a comprehensive framework for the federal oversight and regulation of the OTC derivatives market and entities, such as us, that participate in the derivatives market and required US regulators to promulgate rules and regulations implementing its provisions.

Title VII of the Dodd-Frank Act divides the regulatory responsibility for swaps in the United States between the SEC and the Commodity Futures Trading Commission (CFTC). The CFTC regulates swaps and swap entities, and the SEC regulates security-based swaps and security-based swap entities. The CFTC and the SEC have jointly finalized certain regulations under Title VII of the Dodd-Frank Act, including critical rulemakings on the definitions of “swap,” “security-based swap,” “swap dealer,” and “security-based swap dealer.” In addition, the CFTC has substantially finalized and implemented its required rulemaking under Title VII of the Dodd-Frank Act, including regulations relating to the registration and regulation of swap dealers and swap execution facilities, reporting, recordkeeping, mandatory clearing, mandatory on-facility trade execution and mandatory minimum margin requirements. The SEC also recently finalized its regulatory regime for security-based swaps and market participants transacting in security-based swaps and those regulations became effective in the third quarter of 2021. As a result of this bifurcation, the different pace at which the agencies have promulgated and implemented regulations and the different approaches taken by the agencies, different transactions are subject to different levels of regulation and in some cases, different rules.

Item 1.    Business
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

Consumer Protection Laws and Privacy and Data Security Regulation

Federal and state consumer protection laws affect our operations. As part of the Dodd-Frank Act, Congress established the Consumer Financial Protection Bureau (CFPB) to supervise and regulate institutions that provide certain financial products and services to consumers. Although the consumer financial services subject to the CFPB’s jurisdiction generally exclude insurance business of the kind in which our US insurance subsidiaries engage, the CFPB does have authority to regulate non-insurance consumer services which are offered by issuers of securities in our US insurance subsidiaries’ investment portfolio. Moreover, the CFPB as a regulator may seek to assert jurisdiction over predominantly insurance-related products or services in instances where such products or services are related to or intertwined with the offering of consumer financial products or services more clearly within the CFPB’s remit.

The Gramm-Leach-Bliley Act of 1999 (GLBA), which implemented fundamental changes in the regulation of the financial services industry in the United States, includes privacy requirements for financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-disclosure and re-use of such information. The GLBA and other federal and state laws and regulations require financial institutions, including insurers, to protect the security and confidentiality of nonpublic personal information, including certain health-related and customer information, regulate the use and disclosure of certain personal information, and require financial institutions to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. Federal and state laws require notice to affected individuals, regulators and others if there is a breach of the security of certain sensitive personal information, including Social Security numbers. In addition, privacy laws also regulate the use and disclosure of personal information, including rules on the disclosure of the medical record and health status information obtained by insurers.

Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent US companies’ data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Additionally, some states have enacted new insurance laws, often based on a new NAIC model law, that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.

Item 1.    Business
In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYSDFS cybersecurity regulation discussed above. Under the model law, it is intended that companies that are compliant with the NYSDFS cybersecurity regulation are, in general, in compliance with the model law. As with all NAIC model laws, this model law must be adopted by a state before becoming law in such state, and several states, including Delaware, have adopted a version of the law directly or as a regulation. Iowa has not yet adopted a version of the Insurance Data Security Model Law. We anticipate that more states will begin adopting the model law in the near term. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurance companies, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

For example, on March 1, 2017, the NYSDFS enacted 23 NYCRR 500, a cybersecurity regulation governing financial companies. This rule requires banks, insurance companies, and other financial services institutions regulated by the NYSDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Since the rule’s effective date, we have committed significant time and resources to comply with the rule’s requirements. The NYSDFS has recently increased scrutiny and enforcement of the cybersecurity regulations and issues additional guidance and interpretation of the requirements. We anticipate that the NYSDFS will continue to examine the cybersecurity programs of financial institutions in the future and such examinations may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In addition to insurance and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (CCPA) was signed in June 2018 and became effective on January 1, 2020. The CCPA, along with the Attorney General Regulations implementing the CCPA, imposes stringent data privacy and data protection requirements for the data of California residents, including providing the right to request that a business provide access to or delete any personal information about the consumer under certain circumstances, and the right to opt out of the sale of personal information. We have committed significant time and resources to comply with the CCPA’s requirements. In November 2020, Proposition 24, the California Privacy Rights Act (CPRA), passed by popular referendum. The CPRA will further expand privacy rights and obligations in California when it goes into effect in 2023, and also established a new privacy regulator in the state which may result in additional regulatory scrutiny and risk. Regulations to implement the CPRA will be proposed in the coming months and years. Additional states, such as Colorado and Virginia, have passed similar comprehensive privacy legislation that will go into effect in 2023, and more states are considering similar comprehensive privacy legislation that may add additional regulatory complexity and other legal risks. We anticipate that additional expenditure of resources will be necessary to respond to the evolving regulatory regimes, and possibly respond to regulatory actions and mitigate reputational harm. We expect that data privacy and cybersecurity will continue to be an area of significant regulatory focus, and it is possible that other jurisdictions consider or enact data privacy regulations.

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

The EU General Data Protection Regulation (EU GDPR) went into effect on May 25, 2018. Following the UK’s withdrawal from the EU (i.e., Brexit), the EU GDPR has been implemented in the UK as the “UK GDPR.” The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into UK law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR. AHL, ALRe and ACRA 1A may be deemed subject to the territorial scope of the UK GDPR under Article 3(1). However, to the extent that AHL, ALRe and/or ACRA 1A is under the territorial scope of the UK GDPR, the regulation would only apply to the processing of personal data carried out in the context of such entity’s UK activities. The UK GDPR imposes a number of obligations on companies, including inter alia: (1) accountability and transparency requirements; (2) obligations to limit the amount of personal data processed; and (3) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The UK GDPR also includes restrictions on the cross-border transfer of personal data. Administrative fines for non-compliance with the UK GDPR can be significant and can amount to up to the greater of £17.5 million or 4% of annual worldwide turnover. The UK GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with the UK’s Information Commissioner’s Office, seek judicial remedies and obtain compensation for damages resulting from violations of the UK GDPR. Currently, the volume of personal data processed in connection with each entity’s UK activities is insignificant and limited to management and governance matters. We regularly monitor our business activities to ensure we are prepared for compliance, should the UK GDPR ever apply to our business more broadly.

Item 1.    Business
The BMA has recognized that cyber incidents can cause significant financial losses and/or reputational impacts across the insurance industry and has implemented the Insurance Sector Operation Cyber Risk Management Code of Conduct (the Cyber Risk Code) to ensure that those operating in the Bermuda insurance sector can mitigate such risks. The Cyber Risk Code prescribes the duties, requirements, standards, procedures and principles which all insurers, insurance managers and insurance intermediaries (agents, brokers and insurance market place providers) registered under the Bermuda Insurance Act must comply. The Cyber Risk Code is designed to promote the stable and secure management of information technology systems of regulated entities and requires that all registrants implement their own technology risk programs, determine what their top risks are and develop an appropriate risk response. This requires all registrants to develop a cyber risk policy which is to be delivered pursuant to an operation cyber risk management program and appoint an appropriately qualified member of staff or outsourced resource to the role of Chief Information Security Officer. The role of the Chief Information Security Officer is to deliver the operational cyber risk management program.

It is expected that the cyber risk policy will be approved by the registrant’s board of directors at least annually. The BMA will assess a registrant’s compliance with the Cyber Risk Code in a proportionate manner relative to the nature, scale and complexity of its business. While it is acknowledged that some registrants will use a third party to provide technology services and that they may outsource their IT resources (for example, to an insurance manager where applicable), when so outsourced, the overall responsibility for the outsourced functions will remain with the registrant’s board of directors. Failure to comply with the requirements of the Cyber Risk Code will be taken into account by the BMA in determining whether a registrant is conducting its business in a sound and prudent manner as prescribed by the Bermuda Insurance Act and may result in the BMA exercising its powers of intervention and investigation (see below).

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

The NAIC has had a history of working with state insurance regulators to manage the economic consequences of climate-related events. The NAIC continues to monitor and address how climate-related risks affect the insurance industry and consumers by, among other things, collecting financial data from insurers, including information on insurer investments, which can be used to assess industry investment exposure to various risks, and monitoring and analyzing developments and trends in the financial markets, including with respect to investment exposures.

In September 2020, the NYSDFS announced that it expects insurers to integrate financial risks from climate change into their governance frameworks, risk management processes, and business strategies, and that it will integrate questions on this topic into their examinations in 2021. On November 15, 2021, the NYSDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change (Guidance), which sets out the NYSDFS’ expectations that all New York insurers begin integrating the consideration of the financial risks from climate change into their governance frameworks, business strategies, risk management processes and scenario analysis, and developing their approach to climate-related financial disclosure. The NYSDFS expects insurers to implement its expectations relating to board governance and to have specific plans in place to implement its expectations relating to organizational structure by August 15, 2022, and plans to issue further guidance for implementation of other expectations.

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

Item 1.    Business
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

Item 1.    Business
The NAIC has adopted the Suitability in Annuity Transactions Model Regulation (SAT), which places responsibilities upon issuing insurance companies with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs. The NYSDFS issued a circular letter emphasizing insurers’ obligations under laws and regulations based on SAT when replacing a deferred annuity contract with an immediate annuity contract. On July 22, 2018, the NYSDFS issued amendments to its regulation based on SAT to incorporate a “best interest” standard with respect to the suitability of life insurance and annuity sales, which amendments took effect on August 1, 2019 with respect to annuity contracts and became effective on February 1, 2020 with respect to life insurance policies. Future changes in such laws and regulations, including those that impose a “best interest” standard could adversely impact the way we market and sell our annuity products. On February 13, 2020, the NAIC adopted amendments to the SAT to incorporate a “best interest” or similar standard with respect to the suitability of annuity sales. The amendments include a requirement for producers to act in the “best interest” of a retail customer when making a recommendation of an annuity. A producer is considered to have acted in the best interest of the customer if they have satisfied certain prescribed obligations regarding care, disclosure, conflict of interest and documentation. State adoption of these revisions, and any future changes in such laws and regulations, could adversely affect the way our US insurance subsidiaries market and sell their annuity products. As of December 9, 2021, 18 states, including Iowa and Delaware, have adopted a version of the revised SAT that includes a best interest concept, and five states have pending legislation to adopt a version of the revised SAT that includes a best interest concept.

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

Policyholder Priority

In the event of a liquidation or winding up of one of our Bermuda reinsurance subsidiaries, policyholders’ liabilities receive prior payment ahead of general unsecured creditors. Subject to the prior payment of preferential debts under Bermuda’s Employment Act 2000 and the Companies Act, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract, excluding debts owed to an insurer under an insurance contract where the insurer is the person insured. Insurance contract is defined as any contract of insurance, capital redemption contract or a contract that has been recorded as insurance business in the financial statements of the insurer pursuant to the Insurance Accounts 1980 or the Insurance Account Rules 2016, as applicable.

Similarly, in the event of the impairment or insolvency of one of our US insurance subsidiaries, the commissioner, superintendent or director of the insurance department of the applicable Athene Domiciliary State will be authorized and directed to commence delinquency proceedings for the purpose of liquidating, rehabilitating, reorganizing or conserving the applicable US insurance subsidiary pursuant to applicable state insurance laws and regulations. In conducting delinquency proceedings, claims are prioritized and an order of distribution is specified pursuant to applicable state insurance laws and regulations. In each of the Athene Domiciliary States, claims of general unsecured creditors would be subordinated to claims of the insurer’s policyholders and other claimants with priority in accordance with the priority-of-distribution scheme prescribed by applicable state insurance law.

Notification of Cyber Reporting Events

Our Bermuda reinsurance subsidiaries are each required to notify the BMA forthwith on it coming to the knowledge of the insurer, or where the insurer has reason to believe, that a Cyber Reporting Event (as defined in the Bermuda Insurance Act) has occurred. Within 14 days of such notification, the insurer must also furnish the BMA with a written report setting out all of the particulars of the Cyber Reporting Event that are available to it. A Cyber Reporting Event includes any act that results in the unauthorized access to, disruption, or misuse of electronic systems or information stored on such systems of an insurer, including breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information where there is a likelihood of an adverse impact to policyholders, clients or the insurer’s insurance business, or an event that has occurred for which notice is required to be provided to a regulatory body or government agency.

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

Item 1.    Business

Corporation Tax Act 2010 (UK Tax Act)

AHL and certain of its subsidiaries (collectively, UK Resident Companies) are treated as resident in the United Kingdom for UK tax purposes. Our UK Resident Companies will each be treated as a fiscally opaque company from a UK tax perspective, and will be resident in the United Kingdom for tax purposes due to being centrally managed and controlled in the UK. Our UK Resident Companies are generally subject to UK corporation tax on their respective worldwide profits. In practice, however, it is not expected that our UK Resident Companies will be liable to account for any material UK corporation tax on the basis that: (1) in the case of the UK Resident Companies that are holding companies, their income and gains should be primarily derived from their holding of shares in direct subsidiaries; and (2) in the case of the UK Resident Companies that are operating companies, the majority of profits will be attributable to their permanent establishments in Bermuda in respect of which “foreign branch elections” (set out in s.18A Corporation Tax Act 2009) have been made. Any dividends received by our UK Resident Companies should be exempt from UK corporation tax and any gains arising to our UK Resident Companies on a disposal of a subsidiary should be exempt from UK corporation tax on chargeable gains as a result of the application of the UK substantial shareholding exemption set out in Schedule 7AC of the Taxation of Chargeable Gains Act 1992.

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

Item 1A.    Risk Factors
Certain metrics discussed in this section are based on management view and therefore may not correspond to amounts disclosed in our consolidated financial statements or the notes thereto. For example, investment figures cited represent our net invested assets, which include assets held by cedants that correspond to liabilities ceded to us, but does not include amounts attributable to our noncontrolling interest in ACRA. In the context discussed, we believe that these metrics provide the most comprehensive view of our risk exposures. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating and Non-GAAP Measures–Net Invested Assets for further discussion.

Risks Relating to Our Business Operations

Our business, financial condition, results of operations, liquidity and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could experience significant gains or losses if these assumptions and estimates differ significantly from actual results.

We make and rely on certain assumptions and estimates regarding many matters related to our business, including interest rates, investment returns, expenses and operating costs, tax assets and liabilities, tax rates, business mix, surrender activity, mortality and contingent liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations, including establishing pricing, target returns and expense structures for our insurance subsidiaries’ products and pension group annuity transactions; determining the amount of reserves we are required to hold for our policy liabilities; determining the price we will pay to acquire or reinsure business; determining the hedging strategies we employ to manage risks to our business and operations; and determining the amount of regulatory and rating agency capital that our insurance subsidiaries must hold to support their businesses. The factors influencing these assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected. Certain of the assumptions relevant to our business are discussed in greater detail below.

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

We closely monitor developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the US and around the world. Though vaccines believed to be highly effective at preventing symptomatic COVID-19 have been produced and are currently in the process of being distributed, new variants of COVID-19 continue to emerge and it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects that the COVID-19 pandemic could have on our business.

The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, liquidity or prospects will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain or address its impact, such as the emergence of new variants of COVID-19, the rate of vaccine adoption, the efficacy of vaccines in the broader population and against emerging variants of COVID-19, mortality effects of the pandemic indirectly related to COVID-19, potential future changes in monetary policy enacted by the Federal Reserve and potential future fiscal stimulus measures implemented by the federal government.

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

Elevated economic uncertainty and unemployment resulting from the economic impacts of the spread of COVID-19 may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. If policyholder lapse and surrender rates significantly exceed our expectations, it could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Measures undertaken to combat the spread of COVID-19, including social distancing practices and stay at home orders, as well as increased economic uncertainty, have resulted in a difficult sales environment for the origination of new policies. These factors have had a significant impact on the IMO channel, which benefits from a high degree of customer interaction. Should these conditions persist or worsen, we may see declines in our retail sales and/or flow reinsurance volumes. In addition, such events or conditions could result in a decrease in economic activity in large geographic areas, adversely affecting our business within such geographic areas and/or adversely affecting the general economic climate.

Item 1A.    Risk Factors
The effects of the spread of COVID-19 on economic conditions and the financial markets may trigger or exacerbate the market and credit risk discussed elsewhere in this report. Specifically, our investment portfolio (and, namely, the valuations of invested assets we hold) has been, and may continue to be, adversely affected. Moreover, changes in interest rates, reduced liquidity or a slowdown in the US or in global economic conditions may also adversely affect the values of and cash flows generated by these assets. Within our investment portfolio, there is exposure to certain segments of the economy that have been disproportionately affected by the spread of COVID-19, including but not limited to, aviation, real estate (including commercial mortgage loans (CML), triple net lease investments, RMLs, CMBS, RMBS and related servicer investments), retail, hospitality, energy and financial services though in certain cases these segments have recovered or begun to recover from the earlier impacts of the pandemic. These investments are subject to increased credit or valuation risk, which could ultimately result in increased investment losses. Our investments in mortgages and mortgage-backed securities have been and could further be negatively affected by delays or failures of borrowers to make payments of principal and interest when due and delays and moratoriums on foreclosures and enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets. For example, mass vaccinations throughout 2021 led to the lifting of lockdowns, which led to an increase in consumer demand. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages, which could lead to reduced earnings for many industries. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the continued spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for the allowance for credit losses. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.

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

Item 1A.    Risk Factors
We retain confidential information in our information technology systems and those of our business partners, and we rely on industry standard commercial technologies to maintain the security of those systems. Despite our implementation of network security measures, our servers could be subject to physical and electronic intrusions, and similar disruptions from unauthorized tampering with our computer systems, and, given the increasing sophistication of cyberattacks, in some cases, such incidents could occur and persist for an extended period of time without detection. While we perform penetration tests and have adopted a number of measures to protect the security of customer and company data, and to our knowledge have not experienced a successful cyber-attack that has resulted in any material compromise in the security of our information technology systems, there is no guarantee that such an attack will not occur or be successful in the future. Due to recent geopolitical tensions and their impact on cyber threats, we, like other financial services firms, have experienced a significant increase in the volume of unsuccessful cyber-attacks. We are sharing information with industry groups and the US Department of Homeland Security and are closely monitoring threat actors in the region.

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

Various Nationally Recognized Statistical Rating Organizations (NRSROs) review the financial performance and condition of insurers and reinsurers, including our subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder obligations. These ratings are important to maintain public confidence in our insurance subsidiaries’ products, our insurance subsidiaries’ ability to market their products and our competitive position. Factors that could negatively influence this analysis include:

•changes to our business practices or organizational business plan in a manner that no longer supports our ratings;
•unfavorable financial or market trends;
•changes in NRSROs’ capital adequacy assessment methodologies, such as the S&P Global Ratings’ recently published Request for Comment on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers, in a manner that would adversely affect the financial strength ratings of our insurance subsidiaries;
•a need to increase reserves to support our outstanding insurance obligations;
•our inability to retain our senior management and other key personnel;
•rapid or excessive growth, especially through large reinsurance transactions or acquisitions, beyond the bounds of capital sufficiency or management capabilities as judged by the NRSROs; and
•significant losses to our investment portfolio.

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

In order to improve or maintain their financial strength ratings, our subsidiaries may attempt to implement business strategies to improve their capital ratios. We cannot guarantee any such measures will be successful. We cannot predict what actions NRSROs may take in the future, and failure to maintain current financial strength ratings could materially and adversely affect our business, financial condition, results of operations and cash flows.

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
On December 31, 2021, (1) most LIBOR settings (i.e., 24 out of 35, including 1-week and 2-month US Dollar (USD) LIBOR as well as all other non-USD LIBOR settings) ceased to be published and (2) a few of the most widely used GBP and JPY LIBOR settings (i.e., 1-, 3- and 6-month GBP and JPY LIBOR settings) were deemed permanently unrepresentative, but will continue to be published on a synthetic basis, for a limited time period for the purpose of all legacy contract (except for cleared derivatives). The remaining USD LIBOR settings (i.e., overnight 1-, 3-, 6- and 12-month USD LIBOR settings) will continue to be published, subject to limitations on use, and cease or become unrepresentative on June 30, 2023. Without the intervention of the UK Financial Conduct Authority using enhanced powers provided by the UK Government to compel continued panel bank contribution by the IBA, the LIBOR administrator, LIBOR will cease publication after June 30, 2023. The discontinuation of LIBOR could have a significant impact on the financial markets and represents a material uncertainty to our business.

The Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve (ARRC) and the International Swaps and Derivatives Association (ISDA) have taken significant steps toward the development of consensus-based fallbacks and alternatives to LIBOR, which appear constructive for end-users, such as life insurers. The fallback proposals are intended to minimize disruptions if LIBOR is no longer usable. In addition, the ISDA has amended and/or provided a means for amendment through protocol of its applicable standard documentation to implement fallbacks for certain key interbank offered rates (IBORs). The fallbacks apply if enumerated temporary, permanent and pre-cessation triggers relating to the relevant IBOR occur. We adhered to the ISDA’s IBOR fallbacks protocol in January 2021. There can be no assurance, however, that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in our investment portfolio, (2) the market for derivative instruments, including those that we use to achieve our hedging objectives, and (3) our ability to issue funding agreements bearing a floating rate of interest.

The ARRC has endorsed the Secured Overnight Financing Rate (SOFR) as its preferred replacement benchmark for US dollar LIBOR. SOFR is calculated and published by the Federal Reserve Bank of New York and reflects the combination of three overnight US Treasury Repo Rates. The rate is different from LIBOR, in that it is a risk-free rate, is backward-looking instead of forward-looking and is a secured rate. In addition, unlike LIBOR, which is reported daily for a variety of tenors ranging from overnight to 12-months, SOFR is currently available primarily as an overnight rate.

The effect of the discontinuation of LIBOR on legacy or new contracts to which we have exposure or the activities in our businesses will vary depending on (1) the character of existing fallback provisions in individual contracts, (2) our ability to look to some broad-based solution, such as the New York LIBOR transition law, to rectify legacy contracts that do not contemplate the permanent discontinuation of LIBOR, and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new contracts. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on our contracts whose value is tied to LIBOR. The value or profitability of these contracts may be adversely affected.

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

Our most significant LIBOR exposure area as it relates to legacy contracts is our portfolio of floating rate investments tied to LIBOR. As of December 31, 2021, $26.4 billion or 69% of the notional value of our contracts tied to LIBOR extending beyond June 30, 2023 were contracts relating to investments within our investment portfolio. As our asset manager, Apollo manages the relationship with relevant market participants, including investees and trustees; negotiates and maintains the relevant investment documentation; and inputs key information, such as interest rates, into systems integrated with our financial reporting system. We are therefore reliant upon Apollo to complete important functions in the LIBOR transition process as it relates to our investment portfolio, including negotiating for relevant fallbacks, where appropriate, and inputting the appropriate replacement interest rates into the applicable information systems in advance of LIBOR’s transition. Should Apollo fail to timely complete all of its responsibilities prior to the discontinuation of LIBOR, it could have an adverse impact on our results of operations and ability to timely report accurate financial information.

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

These covenants, some of which are financial, may prevent or restrict us from capitalizing on business opportunities, including making additional acquisitions or growing our business. In addition, if AHL undergoes a “change of control” as defined in the Credit Facility, the lenders under the Credit Facility will have the right to terminate the facility and/or accelerate the maturity of all outstanding loans. As of December 31, 2021, no borrowings under the Credit Facility were outstanding. As a result of these restrictions and their effects on us, we may be limited in how we conduct our business and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

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

We operate in highly competitive markets and compete with large and small industry participants. These companies compete for an increasing pool of retirement assets, driven primarily by aging of the US population and the reduction in, and concerns about the viability of, financial safety nets historically provided by governments and employers. We face intense competition, including from US and non-US insurance and reinsurance companies, broker-dealers, financial advisors, asset managers, diversified financial institutions and private equity firms, with respect to both the products we offer and the acquisition and block reinsurance transactions we pursue. We compete based on a number of factors including financial strength ratings, credit ratings, brand recognition, reputation, quality of service, performance of our products, product features, scope of distribution and price. A decline in our competitive position as to one or more of these factors could adversely affect our profitability. In addition, we may in the future sacrifice our competitive or market position in order to improve our short-term profitability, particularly in the highly competitive retail markets, which may adversely affect our long-term growth and results of operations. Alternatively, we may sacrifice short-term profitability to maintain market share and long-term growth.
Many of our competitors are large and well-established and some have greater breadth of distribution; offer a broader range of products, services or features; assume a greater level of risk; or have higher financial strength, claims-paying or credit ratings than we do. Our competitors may also have lower return on capital requirements than we do which may allow them to price products, reinsurance arrangements or acquisitions more competitively. In recent years, there has been substantial consolidation among companies in the financial services industry due to economic turmoil resulting in increased competition from large, efficient, well-capitalized financial services firms. The competitive pressures arising from consolidation could result in increased pressure on the pricing of certain of our products and services, and could harm our ability to maintain or increase profitability. Despite the general trend in industry consolidation, we also face competition from new market entrants, both those seeking to replicate our business model and existing life insurance companies seeking to expand into the channels in which we operate. In an effort to gain market share, these new entrants often engage in aggressive, non-economic pricing. If new entrants engage in aggressive pricing practices for prolonged periods or if our financial strength and credit ratings remain lower than the ratings of certain of our competitors, we may experience increased surrenders and/or an inability to reach sales targets or consummate block reinsurance transactions, which may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.

Item 1A.    Risk Factors
If we are unable to attract and retain IMOs, agents, banks and broker-dealers, sales of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network, which includes approximately 53 IMOs, approximately 65,000 independent agents, 16 banks and 119 regional broker-dealers. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

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

As of December 31, 2021, we employed 46 non-Bermudians in our Bermuda office (other than spouses of Bermudians and holders of permanent residents’ certificates). We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates, and holders of working residents’ certificates) generally may not engage in any gainful occupation in Bermuda without a valid government work permit (with certain exceptions). A work permit is generally granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permit terms that are available for request range from three months to five years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain, or in certain instances renew, work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1A.    Risk Factors
Risk Relating to Liquidity and Regulatory Capital
As a financial services company, we are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types (e.g. market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our credit agreement, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the spread of COVID-19 continues to contribute to tremendous volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands.
We have four primary sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:
•Collateral market exposure: Abrupt changes to interest rate, equity, and/or currency markets, such as that experienced during the first and second quarters of 2020, had and may in the future increase collateral requirements to counterparties and may create liquidity risk. As of December 31, 2021, we had collateral with a value of $7.6 billion pledged to third parties.
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
•Funding commitments: We are contractually obligated to fund capital calls of or otherwise make investments in certain entities. These obligations may become due at any time upon counterparty request. Substantial economic stress, such as that brought about by COVID-19, may accelerate the timing and increase the frequency of capital calls. To the extent that a significant amount of such obligations becomes due at any given time, it may give rise to liquidity risk. As of December 31, 2021, we had commitments to make investments in the amount of $14.8 billion, excluding commitments of third-party cedants to investees associated with assets backing obligations reinsured to us.

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

Item 1A.    Risk Factors
Further to NAIC activities with respect to RBC calculation methodologies, the NAIC is pursuing a variety of reforms to its RBC framework, which could increase the capital requirements for our U.S. insurance subsidiaries. Examples include the following: (i) a new longevity risk charge was adopted in 2021; (ii) changes to risk charges for bonds and real estate were also adopted for 2021; (iii) changes to the charge for mortality risk are currently under consideration and could be adopted in the near future; (iv) a principles-based bond project is underway, which includes consideration of factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of the investment being less favorable; and (v) a process to review capital charges on structured securities has commenced, which could increase the level of capital required to be held against these assets.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. For example, on December 6, 2021, S&P Global Ratings published a Request for Comment on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. In addition, as further discussed at Item 1. Business–Regulation–Regulation of an Insurance Group–Group Capital, in December 2020, the NAIC adopted amendments to the Holding Company Model Act to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual GCC with its lead state on a confidential basis. The GCC is tool developed by the NAIC to provide US insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the GCC will be a regulatory tool and does not constitute a requirement or standard; however, these regulatory developments may increase the amount of capital that we are required to hold and could result in our being subject to increased regulatory requirements.

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

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

Item 1A.    Risk Factors
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

•Fixed maturity and equity securities – As of December 31, 2021, 72.7% of our net invested assets were invested in fixed maturity securities, equity securities, and short-term investments, including our investments in investment grade and high-yield corporate bonds and structured products, which include RMBS and CLOs. An economic downturn affecting the issuers or underlying collateral of these securities, ratings downgrades affecting the issuers or guarantors of such securities, or similar trends and issues could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rates of the fixed income securities in our portfolio to increase.

•Collateralized loan obligations – As of December 31, 2021, 10.2% of our net invested assets were invested in CLOs. Control over the CLOs in which we invest is exercised through collateral managers, who may take actions that could adversely affect our interests, and we may not have the right to direct collateral management. There may also be less information available to us regarding the underlying debt instruments held by CLOs than if we had invested directly in the debt of the underlying companies. Additionally, the estimated fair values of subordinated tranches of CLOs tend to be much more sensitive to adverse economic downturns and underlying borrower defaults than those of more senior securities. For example, as the secondary market pricing of the loans underlying CLOs deteriorated during the fourth quarter of 2008, it is our understanding that many investors were forced to raise cash by selling their interests in performing loans which resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines. While loan prices have recovered from the low levels experienced during the financial crisis, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. Furthermore, our investments in CLOs are also subject to liquidity risk as there is a limited market for CLOs. Accordingly, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our CLO interests.

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

Item 1A.    Risk Factors
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

We are subject to the credit risk of our counterparties, including ceding companies that reinsure business to ALRe, reinsurers that assume liabilities from our subsidiaries, plan sponsors that transfer pension obligations to our subsidiaries and derivative counterparties.

Our insurance subsidiaries may cede certain risks to third-party insurance companies through reinsurance. In connection with the acquisitions of our two largest US insurance subsidiaries, we entered into reinsurance agreements with Global Atlantic and Protective to effectuate a sale of substantially all of the life insurance business that we received in connection with such acquisitions. Because these agreements involve reinsurance of entire business segments, each covers a much larger volume of business than would a traditional reinsurance agreement, thereby exposing us to a concentration of credit risk with respect to each of these counterparties. Certain of Protective’s financial obligations under its reinsurance agreement with us are secured by assets placed in trust for our benefit and Global Atlantic is obligated to maintain assets in custody accounts for our benefit to support substantially all of its financial obligations under its reinsurance agreements. However, we do not have a security interest in the assets in the custody accounts supporting the Global Atlantic reinsurance agreements. Therefore, in the event of an insolvency of Global Atlantic, our claims would be subordinated to those of such insurance company’s policyholders and the assets in the relevant custody accounts may be available to satisfy the claims of such insurance company’s general creditors in addition to our claims.

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

We assume pension obligations from plan sponsors, including obligations in respect of current employees of the plan sponsor. The transfer of these obligations expose us to the credit risk of the plan sponsor. If the plan sponsor were to experience financial distress that resulted in bankruptcy or significant terminations or otherwise experienced substantial turnover of employees active under the plan, such employees might be entitled to rights under the pension plan, such as lump sum payments. To the extent that a plan sponsor experienced a significant turnover event, we may not achieve the targeted return expected at the time the pension group annuity transaction was priced and our financial position, results of operations, liquidity and cash flow may be adversely affected.

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

Item 1A.    Risk Factors
Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including MidCap, Athora, PK AirFinance, Wheels/Donlen and SoftBank, among others; industries, including financial services; and asset classes, including real estate.

Concentration risk arises from exposure to significant asset defaults of a single issuer, industry or class of securities, based on economic conditions, geography or as a result of adverse regulatory or court decisions. When an investor’s assets are concentrated and that particular asset or class of assets experiences significant defaults, the default of such assets could threaten the investor’s financial condition, results of operations and cash flows. We face single issuer concentration risk both in the context of strategic alternative investments, in which we occasionally hold significant equity positions, and large asset trades, in which we generally hold significant debt positions. Our most significant concentration risk exposures arising in the context of strategic alternative investments, on a risk-adjusted basis, are our investments in MidCap, a provider of revolving and term debt facilities to middle market companies in North America and Europe; and Athora, an insurance holding company focused on the European life insurance market. Our most significant concentration risk exposures arising in the context of large asset trades, on a risk-adjusted basis, are our investments in the securities issued by PK AirFinance, a provider and arranger of loans principally to airlines and aircraft leasing companies secured by commercial aircraft; the securities issued by Wheels/Donlen, an automotive fleet leasing and management company; and our loan to SoftBank. From time to time, in order to facilitate certain large asset trades and in exchange for commitment fees, we may commit to purchasing a larger portion of an investment than we ultimately expect to retain, and in such instances we are reliant upon Apollo’s ability to syndicate the transaction to other investors. If Apollo is unsuccessful in its syndication efforts, we may be exposed to greater concentration risk than what we would deem desirable from a risk appetite perspective and the commitment fee that we receive may not adequately compensate us for this risk.

Our exposure, including any loaned amounts, to these single issuers was as follows:

	December 31, 2021
(In millions, except percentages)	Amount	Percentage of AHL shareholders’ equity	Percentage of net invested assets
Wheels/Donlen	$2,481	12.3%	1.4%
SoftBank	1,995	9.9%	1.1%
PK AirFinance	1,525	7.6%	0.9%
MidCap	811	4.0%	0.5%
Athora	914	4.5%	0.5%

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
•Our investment in the PK AirFinance securitization of loans is subject to risks to the aircraft and airline industries generally, and specifically in connection with the decrease in air travel as a result of the continued impact from COVID-19, which has resulted in delinquent loan payments and has resulted in a reduction in aircraft valuations. While our investment is supported by significant equity subordination provided by borrowers, if borrowers default on their loans, PK AirFinance may pursue foreclosure and re-market the related aircraft or may restructure the defaulted loans. To the extent that the proceeds from any such restructuring or re-marketing were not sufficient to satisfy the corresponding principal balance in the securitization, significant losses on our investment could be recognized, beginning with the equity tranche of the securitization that we hold.

To the extent that we suffer a significant loss on our investment in MidCap, Athora, the securities issued by PK AirFinance or Wheels/Donlen, or the loan to SoftBank, our financial condition, results of operations and cash flows could be adversely affected.

MidCap, PK AirFinance and Wheels/Donlen are nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk, which has increased as a result of the economic conditions brought about by the spread of COVID-19. As a result of the current economic environment, certain of our investees in this sector have experienced a decrease in origination volumes and may experience increased credit and/or liquidity risk as borrowers defer loan payments or default on their obligations. To the extent that the current downturn causes a deterioration in the creditworthiness of the counterparties of such investees or adversely affects the securitization market for the loans originated by these entities, we may suffer significant losses on our investments in these entities and our financial condition, results of operations and cash flows could be adversely affected. In addition to the concentration risk arising from our investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our investment portfolio. As of December 31, 2021, 13.4% of our net invested assets were invested in issuers within the financial services industry, excluding CLOs. The current economic volatility or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A.    Risk Factors
As of December 31, 2021, 22.3% of our net invested assets were invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described elsewhere in this report with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations. Specifically, through our investments in CML and CMBS, we have exposure to certain categories of commercial property, including office buildings, hospitality and retail, that have been adversely affected by the spread of COVID-19. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Consolidated Investment Portfolio–Mortgage Loans for a breakdown of our CML portfolio by property type of the underlying collateral.

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

As of December 31, 2021, 22.3% of our net invested assets were linked to real estate, including 6% fixed maturity and equity securities, such as CMBS and RMBS, and 16.3% mortgage loans, consisting of both CML and RML. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, the value of our real estate-related assets depends in part on the financial condition of the borrowers, the value of the real properties underlying the mortgages and, for commercial properties, the financial condition of the tenants of the properties underlying those mortgages, as well as general and specific economic trends affecting the overall default rate. An unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2021, 8.7% of our holdings in assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities.

The CML we hold, and CML underlying the CMBS that we hold, face both default and delinquency risk. Legislative proposals that would allow or require modifications to the terms of CML, an increase in the delinquency or default rate of our CML portfolio or geographic or sector concentration within our CML portfolio could materially and adversely impact our financial condition and results of operations. Our investments in RML and RMBS also present credit risk. Higher than expected rates of default or loss severities on our RML investments and the RML underlying our RMBS investments may adversely affect the value of such investments. A significant number of the mortgages underlying our RML and RMBS investments are concentrated in certain geographic areas. Any event that adversely affects the economic or real estate market in any of these areas could have a disproportionately adverse effect on our RML and RMBS investments. While we actively monitor our exposure to these and other risks inherent in this strategy, we cannot assure you that our hedging and risk management strategies will be effective. Any failure to manage these risks effectively could materially and adversely affect our financial condition and results of operations. A rise in home prices, concern regarding further changes to government policies designed to alter prepayment behavior, increased availability of housing-related credit and lower interest rates could combine to increase expected or actual prepayment speeds, which would likely lower the valuations of RML and the valuations of RMBS that we carry at a premium to par prices or that are structured as interest only securities and inverse interest only securities. In general, any significant weakness in the broader macro economy or significant problems in a particular real estate market may cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure. This could, in turn, have a material adverse effect on our credit loss experience. As of December 31, 2021, of the mortgage loans we held, 0.2% were in the process of foreclosure.

Item 1A.    Risk Factors
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

Our investments in assets linked to real estate are also subject to loss in the event of catastrophic events, such as earthquakes, hurricanes, floods, tornadoes and fires. Climate change has exacerbated these risks and is likely to further increase both the likelihood of occurrence and the magnitude of impact in future periods. Climate change may also impact asset prices and the value of our investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to catastrophe, including California, sections of the northeastern US, the South Atlantic states and the Gulf Coast. Further, while loss experience in the event of a catastrophic event is contingent upon many factors, including the insured status of the underlying property and the seniority of our investment, in the case of structured securities, a catastrophic event impacting one or more of the aforementioned regions may cause some portion of the invested assets invested in assets linked to real estate to become impaired, which may have a material adverse impact on our financial condition and results of operations.

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

As of December 31, 2021, 35% of the carrying value of our available-for-sale (AFS) securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. Of our total AFS securities, including related parties, as of December 31, 2021, 10% were invested in CLOs of Cayman Islands issuers (for which the underlying assets are largely loans to US issuers) and 25% were invested in other non-US issuers. While we invest in securities of non-US issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Consolidated Investment Portfolio for further information on international exposure.

While we seek to hedge foreign currency risks, foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.

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

Item 1A.    Risk Factors
Climate change and environmental, social and governance requirements may adversely impact our results of operations.

There are concerns that the increased frequency and severity of weather-related catastrophes and other losses, such as wildfires, in recent years is indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. Climate change could adversely affect the value of our investments, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations. Climate change regulation and market forces reacting to climate change may harm the value of investments we hold, and our regulators may also increasingly focus their examinations on climate-related risks. Climate change may also influence investor sentiment with respect to us and the investments in our portfolio.

We cannot predict which, if any, assets, industries or markets will be materially and adversely affected, nor can we predict the magnitude of such effect. Furthermore, our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like environmental, social and governance (ESG) matters. Changes and uncertainty in US and non-US legislation, policy or regulation regarding global climate risk management or other ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures, and changes in regulations may impact asset prices, resulting in realized or unrealized losses on our investments. Undertaking initiatives to address climate risk and ESG practices, including those related to human capital management such as talent attraction and development, DEI and employee health and safety, could increase our cost of doing business and actual or perceived failure to adequately address climate change risk or ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers.

Financial markets have been subject to inflationary pressures, and continued rising inflation may adversely impact our business and results of operations.

Financial markets have been subject to inflationary pressures, and we cannot predict the extent to which rising inflation may be transitory. Certain of our products are sensitive to inflation rate fluctuations, and a sustained increase in the inflation rate may adversely affect our business and results of operations. For example, failure to accurately anticipate higher inflation and factor it into our product pricing assumptions may result in mispricing of our products, which could materially and adversely impact our results of operations. Inflation also impacts our investment portfolio and nature of our liability profile, thereby impacting our investment portfolio’s rate of investment return and corresponding investment income. Continued rising inflation could adversely impact returns on our investment portfolio and results of operations.

Risks Relating to Our Relationship with Apollo

There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred shares.

The Apollo Group currently is the beneficial owner of 100% of our common shares and controls all of the voting power to elect members to our board of directors. As a result, the Apollo Group could exercise significant influence and control over corporate matters for the foreseeable future, including approval of significant corporate transactions, appointment of members of our management, approval of the termination of our investment management agreements (IMA) and determination of our corporate policies.

The interests of our existing shareholders, i.e., members of the Apollo Group, may conflict with the interests of our preferred shareholders. Actions that members of the Apollo Group take as shareholders may not be favorable to our preferred shareholders. For example, the concentration of voting power held by the Apollo Group, the significant representation on our board of directors by individuals who are employees of the Apollo Group, or the limitations on our ability to terminate IMAs covering assets backing reserves and surplus in ACRA with Apollo could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which a preferred shareholder may otherwise view favorably. Members of the Apollo Group may, in their role as shareholders, vote in favor of a merger, takeover or other business combination transaction which our preferred shareholders might not consider in their best interests, including those transactions in which the Apollo Group may have an interest. Further, the Apollo Group may cause us to declare a cash dividend on our common shares. On December 31, 2021, our board of directors declared a cash dividend of $750 million payable to holders of our common shares, with a record date and payment date following the completion of the Mergers. Cash dividends on our common shares of a similar or greater amount may be declared by our board of directors in the future.

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

Item 1A.    Risk Factors
Apollo charges us management fees based on the composition and value of our assets. Substantially all of our net invested assets are managed by Apollo. Our investment policies permit Apollo to invest in securities of issuers with which it is affiliated, including funds managed by Apollo. Apollo may make such investments at its discretion, subject only to the approval of our conflicts committee in certain cases and/or certain regulatory approvals. Accordingly, Apollo may have a conflict of interest in managing our investments, which could increase amounts payable by us for asset management services or cause us to receive a lower return on our investments than if our investment portfolio was managed by another party. Asset management fees are paid based on the value of our net invested assets regardless of the results of our operations or investment performance. Therefore, Apollo could be incentivized to exercise its influence to cause us to increase our net invested assets, which may have an adverse impact on our financial condition, results of operations and cash flows. Moreover, as a subsidiary of Apollo, we may bear a greater share of expenses than prior to the Mergers.

We have made investments in collective investment vehicles managed by Apollo affiliates, including seed investments in new investment vehicles or investment strategies offered by Apollo which have limited track records, as well as junior and subordinated tranches of structured investment vehicles which may assist Apollo in meeting certain regulatory requirements applicable to Apollo as the sponsor of such vehicles. Such Apollo affiliates may charge us or such vehicles management or other fees, that independently, or when taken together with other fees charged by Apollo, may not be the lowest fee available for similar investment management services offered by unrelated managers. In addition, it is possible that such unrelated managers may perform better than Apollo. Apollo is not obligated to devote any specific amount of time to our affairs, or to the funds in which we are invested. Affiliates of Apollo manage and expect to continue to manage other client accounts, some of which have objectives similar to ours, including collective investment vehicles managed by Apollo and in which Apollo may have an equity interest. We will compete with other Apollo clients not only in terms of time spent on management of our portfolio, but also for allocation of assets that do not have significant supply. In addition, there may be different Apollo investment teams investing in the same strategies for different clients, including us. As a result, we may compete with other Apollo clients for the same investment opportunities, potentially disadvantaging us. Apollo may also manage accounts whose asset management fee schedules, investment objectives and policies differ from ours, which may cause Apollo to allocate securities in a manner that may have an adverse effect on our ability to source appropriate assets and meet our strategic objectives.

Under the Seventh Amended and Restated Fee Agreement, dated as of June 10, 2019, between us and Athene Asset Management LLC, now known as ISG, (Fee Agreement), Apollo receives higher sub-allocation fees for investing in asset classes with higher alpha generating abilities. See Note 14 – Related Parties – Apollo – Fee structure to the consolidated financial statements for additional information regarding the sub-allocation fees. There is no assurance that higher returns will be achieved by investing in these asset classes. Accordingly, Apollo is incentivized to increase the amount of investments subject to higher sub-allocation fees, which may result in greater risk to the returns in our investment portfolio. While we believe that we and Apollo have each implemented appropriate risk governance regarding asset allocation, it is possible that such incentives could result in increased holdings of assets with higher alpha generating abilities, and if such investments fail to perform, it could have an adverse impact on our investment results.

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

Item 1A.    Risk Factors
James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG and receives compensation from ISG for services he provides. Mr. Belardi also owns a 5% profit interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Accordingly, Mr. Belardi’s involvement as a member of our board of directors and management team, as an officer and director AGM, and as an officer of ISG and director of ISG’s general partner may lead to a conflict of interest. Furthermore, certain members of our board of directors also serve on the board of directors of AGM or ISG or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

We rely on our investment management agreements with Apollo for the management of our investment portfolio. Apollo may terminate these arrangements at any time, and there are limitations on our ability to terminate investment management agreements covering assets backing reserves and surplus in ACRA, which may adversely affect our investment results.

We rely on Apollo to provide us with investment management services pursuant to various investment management agreements (IMAs). Apollo relies in part on its ability to attract and retain key people, and the loss of services of one or more of the members of Apollo or any of its subsidiaries’ senior management could delay or prevent Apollo from fully implementing our investment strategy.

ACRA System IMA Termination Rights

Our bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (ACRA System IMAs), among us or any of our subsidiaries, on the one hand, and ISG, on the other hand, we may not, and will cause our subsidiaries not to, terminate any ACRA System IMA among us or any of our subsidiaries, on the one hand, and a member of the Apollo Group (as defined in our bye-laws), on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined in our bye-laws) and (ii) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, (A) except as set forth in clause (B) below, our board of directors may only elect to terminate an ACRA System IMA on an IMA Termination Election Date if two-thirds of our Independent Directors determine, in their sole discretion and acting in good faith, that either (i) there has been unsatisfactory long-term performance materially detrimental to us by the applicable Apollo subsidiary or (ii) the fees being charged by the applicable Apollo subsidiary are unfair and excessive compared to a comparable asset manager (provided, that in either case such Independent Directors must deliver notice of any such determination to the applicable Apollo subsidiary and the applicable Apollo subsidiary will have until the applicable IMA Termination Effective Date to address such concerns, and provided, further, that in the case of such a determination that the fees being charged by the applicable Apollo subsidiary are unfair and excessive, the applicable Apollo subsidiary has the right to lower its fees to match the fees of such comparable asset manager) and (B) upon the determination by two-thirds of our Independent Directors, we or our subsidiaries may also terminate an ACRA System IMA with the applicable Apollo subsidiary, on a date other than an IMA Termination Effective Date, as a result of either (i) a material violation of law relating to the applicable Apollo subsidiary’s advisory business, or (ii) the applicable Apollo subsidiary’s gross negligence, willful misconduct or reckless disregard of its obligations under the relevant agreement, in each case of this clause (B), that is materially detrimental to us, and in either case of this clause (B), subject to the delivery of written notice at least 30 days prior to such termination; provided, that in connection with an event described in clause (B)(i) or (B)(ii), the applicable Apollo subsidiary shall have the right to dispute such determination of the Independent Directors within 30 days after receiving notice from us of such determination, in which case the matter will be submitted to binding arbitration and such ACRA System IMA shall continue to remain in effect during the period of the arbitration (the events described in the foregoing clauses (A) and (B) are referred to in more detail in our bye-laws as “AHL Cause”). For purposes of these provisions of the bye-laws, an “Independent Director” cannot be (x) an officer or employee of ours or any of our subsidiaries or (y) an officer or employee of (1) any member of the Apollo Group described in clauses (i) through (v) of the definition of “Apollo Group” as set forth in our bye-laws or (2) AGM or any of its subsidiaries (excluding any subsidiary that constitutes any portfolio company (or investment) of (A) an investment fund or other investment vehicle whose general partner, managing member or similar governing person is owned, directly or indirectly, by AGM or by one or more of its subsidiaries or (B) a managed account agreement (or similar arrangement) whereby AGM or one or more of its subsidiaries serves as general partner, managing member or in a similar governing position); provided, however, that any Independent Director who also serves as an independent director of AGM pursuant to the independence requirements set forth in the AGM governing documents will constitute an Independent Director. The limitations on our ability to terminate the ACRA System IMAs with the applicable Apollo subsidiary could have a material adverse effect on our financial condition and results of operations.

Our organizational documents give our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any ACRA System IMA with the applicable Apollo subsidiary, and therefore our Independent Directors are under no obligation to make, and accordingly may exercise their discretion never to make, such a determination.

The boards of directors of our subsidiaries may terminate an ACRA System IMA with the applicable Apollo subsidiary relating to the applicable subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of our bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Item 1A.    Risk Factors
Termination by Apollo

We may be adversely affected if Apollo elects to terminate an IMA at a time when such agreement remains advantageous to us. We depend upon Apollo to implement our investment strategy. Further, Apollo does not face the restrictions described above with regards to its ability to terminate any ACRA System IMA with us and may terminate such agreements at any time. If Apollo chooses to terminate such agreements, there is no assurance that we could find a suitable replacement or that certain of the opportunities made available to us as a result of our relationship with Apollo would be offered by a suitable replacement, and therefore our financial condition and results of operations could be adversely impacted by our failure to retain a satisfactory investment manager.

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

The historical investment portfolio performance of Apollo should not be considered as indicative of the future results of our investment portfolio or our future results or our ability to declare and pay dividends on our preferred shares.

Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance Apollo will be able to avail itself of profitable investment opportunities in the future. Furthermore, the historical returns of our investments managed by Apollo are not directly linked to our ability to declare and pay dividends on our preferred shares, which is affected by various factors, one of which is the value of our investment portfolio. In addition, Apollo is compensated based on the aggregate value of the assets it manages on our behalf and on the allocation of those assets to certain fee categories, rather than on the investment returns achieved. Accordingly, there can be no guarantee Apollo will be able to achieve any particular return for our investment portfolio in the future.

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

Item 1A.    Risk Factors
In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various US state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities in the United States and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the adoption of the revised global insurance capital standard by the IAIS, as well as the US NAIC group capital calculation and liquidity stress test. See Item 1. Business–Regulation–Regulation of an Insurance Group for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

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

In addition, licensing regulations differ as to products and jurisdictions and may be subject to interpretation as to whether certain licenses are required with respect to the manner in which we may sell or service some of our products in certain jurisdictions. The degree of complexity is heightened in the context of products that are issued through our institutional channel, including our pension group annuity products, where one product may cover risks in multiple jurisdictions.

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

UK law imposes licensing and other regulatory requirements in respect of insurance and reinsurance business carried out in the UK. AHL and certain of its subsidiaries are UK tax resident companies but do not have the UK regulatory licenses required to write or carry out insurance business in the UK. Accordingly, their business does not involve transactions with UK domiciled clients and we believe that their operations and governance arrangements are otherwise undertaken to comply with UK regulatory requirements. ALReI is a Bermuda domiciled and regulated reinsurance subsidiary that is not a UK tax resident and does not have the UK regulatory licenses required to write or carry out insurance business in the UK. ALReI assumed reinsurance business from a UK domiciled client in December 2019, and will continue to seek other such opportunities going forward, in accordance with and as permitted under UK law. We believe ALReI’s business, operations and governance arrangements are undertaken to comply with UK law. We will continue to monitor developments in UK regulation to seek to cause the UK Resident Companies and ALReI to comply with UK law and regulation at all times; however, there can be no assurance that the UK regulatory authorities will not interpret the application of the relevant rules in a manner that differs from our interpretation and challenge the existing or future arrangements.

The process of obtaining licenses is time consuming and costly, and we may not be able to become licensed in jurisdictions other than those in which our subsidiaries are currently licensed and/or for products for which we are currently licensed. The modification of the conduct of our

Item 1A.    Risk Factors
business resulting from our and our subsidiaries becoming licensed in certain jurisdictions or for certain products could significantly and negatively affect our business. In addition, our inability to comply with insurance statutes and regulations could materially and adversely affect our business by limiting our ability to conduct business as well as subjecting us to penalties and fines.

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

The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Historically, the federal government had not directly regulated the insurance business; however, the Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including some insurance companies in defined circumstances, as well as financial activities that are deemed to represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are or may become applicable or relevant to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives – see Item 1. Business–Regulation–Regulation of OTC Derivatives for further information; the establishment of consolidated federal regulation and resolution authority over SIFIs and/or systemically important financial activities; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; changes to regulations affecting the rights of shareholders; the imposition of additional regulation over credit rating agencies; and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

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

Heightened standards of sales conduct as a result of the implementation of SAT, including state adoption of a revised SAT version that includes a best interest concept, or the adoption of other similar proposed rules or regulations could also increase the compliance and regulatory burdens on our representatives, and could lead to increased litigation and regulatory risks, changes to our business model, a decrease in the number of our securities-licensed representatives and a reduction in the products we offer to our clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1A.    Risk Factors
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
However, there can be no assurance that this provision will accurately reflect the amount of US federal income tax that we ultimately pay, as that amount could differ materially from the estimate. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.
In addition, we have made estimates regarding the effective tax rate we expect to experience, which take into account the impacts of US federal income tax and the BEAT. The determination of each such figure, or range of figures, involves numerous estimates and assumptions, including estimates and assumptions regarding our BEAT calculations. Such estimates and assumptions may prove incorrect. To the extent that actual experience differs from the estimates and assumptions inherent in our projections, our future effective tax rate may deviate materially from the estimates provided and our financial condition and results of operations may be materially less favorable than are implied by the projections provided.

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
Each of the Non-US Companies currently intends to operate in a manner that will not cause it to be subject to US federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to when a foreign corporation is engaged in a trade or business in the US, as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-US Company that does not intend to be treated as engaged in a trade or business in the US is nonetheless so engaged. If any such Non-US Company is treated as engaged in a trade or business in the US, it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.
AHL is currently a UK tax resident and expects to qualify for the benefits of the UK Treaty because its common shares are owned by AGM, the common shares of which are listed and regularly traded on the NYSE. In addition, our other UK Resident Companies expect to qualify for the benefits of the UK Treaty by reason of being subsidiaries of AGM or by reason of satisfying an ownership and base erosion test. Accordingly, our UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, the US taxes described above that are provided for by the UK Treaty. However, there can be no assurances that our UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If any of our UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Each of AHL and its Non-US Subsidiaries is currently a CFC. Accordingly, any US person that owns (or is treated as owning) 10% or more of the voting power or value of AHL should consult with their tax advisor regarding their investment in AHL.

US persons who own our equity securities may be subject to US federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.

AHL owns, indirectly through certain entities, stock in certain non-US corporations engaged in the business of insurance. If any such non-US corporation is treated as recognizing RPII in a taxable year and is also treated as a CFC for such taxable year, each US person that owns our equity securities directly or indirectly through certain entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all US persons who own (directly or indirectly through certain entities) stock in such non-US corporation, regardless of whether that income is distributed (with certain adjustments). For this purpose, a non-US corporation generally will be treated as a CFC if US persons in the aggregate are treated as owning (directly or indirectly through certain entities) 25% or more of the total voting power or value of the non-US corporation’s stock at any time during the taxable year. Certain of the non-US corporations in which we own an indirect interest may be treated as CFCs for this purpose.

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
We have only a limited ability to determine whether any of the entities in which we directly or indirectly own stock is treated as recognizing RPII in a taxable year, the amount of any such RPII or any US person’s share of any such RPII, or to obtain the information necessary to accurately make such determinations. Accordingly, no assurances can be provided that the adverse RPII consequences described above will not apply to all US persons that hold our equity securities directly or indirectly through certain entities.

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

Item 1A.    Risk Factors
US tax-exempt organizations that own our equity securities may recognize unrelated business taxable income.

A US tax-exempt organization that directly or indirectly owns our equity securities generally will recognize unrelated business taxable income and be subject to additional US tax filing obligations to the extent such tax-exempt organization is required to take into account any insurance income or RPII pursuant to the CFC and RPII rules described above. US tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our equity securities.

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

Based on the expected assets and income of AHL, we currently do not expect that AHL will be a PFIC in the current taxable year or the foreseeable future. However, we cannot assure you that AHL will not be treated as a PFIC in one or more taxable years. If AHL is treated as a PFIC, the adverse tax consequences described above generally would also apply with respect to a US person’s indirect ownership interest in any PFICs in which AHL directly or, in certain cases, indirectly owns an interest.

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

Item 1A.    Risk Factors
The impact of the Organisation for Economic Co-operation and Development’s recommendations on base erosion and profit shifting is uncertain and could impose adverse tax consequences on us.

In October 2015, the Organisation for Economic Co-operation and Development (OECD) published its final recommendations on base erosion and profit shifting (BEPS). These recommendations propose the development of rules directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.

The implementation of the BEPS recommendations has resulted in significant changes to local tax legislation and international double tax treaties over recent years. These changes include (amongst others) restrictions on interest and other deductions for tax purposes, the expansion of the definition of a “permanent establishment” (thereby extending the scope of jurisdictions' taxing rights), the introduction of broad anti-hybrid regimes and reform of controlled foreign company rules. The changes to double tax treaties resulting from the implementation and adoption of the OECD’s Multilateral Instrument may also restrict our ability to rely on the terms of relevant double tax treaties in certain circumstances and the benefits provided under those treaties.

Further, recent BEPS developments include proposals for new profit allocation and nexus rules and for rules to ensure that the profits of multinational enterprises are subject to a minimum rate of tax, and the OECD/G20 Inclusive Framework (IF) has adopted a two-pillar approach as the basis for this ongoing project. In October 2020, the OECD released “Blueprints” for the so-called Pillar One and Pillar Two (commonly known as “BEPS 2.0”), which set out the status with respect to current proposals for consultation.

Changes of law in individual jurisdictions which may continue to develop as a result of the BEPS project (including in connection with future final recommendations around BEPS 2.0) may have an ongoing effect on our intra-group arrangements, operations and our results and may ultimately increase the tax base of our subsidiaries in certain jurisdictions or our worldwide tax exposure. These changes of law are also potentially relevant to our ability to efficiently fund and realize investments or repatriate income or capital gains from relevant jurisdictions, and could ultimately necessitate some restructuring of our subsidiaries or business operations.

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

In response to the OECD’s BEPS project, the European Commission introduced Council Directive (EU) 2017/952 of May 29, 2017 amending Council Directive (EU) 2016/1164 (ATAD II) on July 1, 2020 (with effect from January 1, 2022) to prevent hybrid mismatches giving rise to a double deduction or to a deduction without taxation in different tax jurisdictions. Under ATAD II, taxpayers may be denied the right to recognize tax deductible costs on payments subject to a double deduction.

In addition, on December 22, 2021, the EU published the draft Anti-Tax Avoidance Directive III (ATAD III) designed to impose new minimum substance rules to prevent the misuse of shell entities for improper tax purposes. ATAD III proposes to introduce reporting requirements for certain EU tax resident companies with mobile and/or passive income (such as interest, dividends and royalty income) that have inadequate economic substance (as prescribed under ATAD III). If an entity fails to meet these substance requirements, it will be denied benefits under double tax treaties and various EU directives. As currently drafted, EU member states will need to implement the proposed measures, once adopted, by June 30, 2023. ATAD III is currently in draft form and is subject to public consultation. The details of these rules are therefore subject to change.

In addition, domestic law implementation of BEPS has resulted in taxpayers and/or their advisers and intermediaries being required to engage in discussions and disclose information to tax authorities regarding their tax affairs and transactions. For example, since 2017 (and in consequence of the BEPS project), some countries in which we do business, including Bermuda, have required certain multinational enterprises, including ours, to report detailed information regarding allocation of revenue, profit, and other information, on a country-by-country basis. The information we are required to report pursuant to this country-by-country reporting (as well as information we are required to report pursuant to certain other exchange of information regimes (for example, pursuant to the Common Reporting Standard (which provides for an automatic exchange of financial account information between participating jurisdictions) and Council Directive 2018/822/EU (commonly known as “DAC6”)) could ultimately result in certain tax authorities having greater access to information enabling them to challenge our tax positions in a number of different areas, transfer pricing in particular.

The impact of DAC 6 and other mandatory disclosure rules.

On June 25, 2018, the EU implemented DAC 6, which introduced mandatory disclosure rules for cross-border arrangements which satisfy certain hallmarks. The scope of the arrangements and hallmarks which may trigger disclosure is very wide, and not limited to aggressive tax planning or indeed (for certain of the hallmarks) to arrangements which have any tax motive. Under DAC 6, the obligation to file disclosures will fall on persons acting as intermediaries, which in many cases may require our advisors and other service providers to file disclosures relating to arrangements we are party to, in the first instance. Other intermediaries may have reporting obligations to the extent that they could be reasonably expected to know that they provided aid, assistance or advice with respect to an arrangement to which we are a party.

Item 1A.    Risk Factors
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

On December 31, 2020 (as a consequence of the final terms of the UK’s exit from the European Union), the UK put forward legislation to significantly narrow the scope of the hallmarks which may trigger disclosure under DAC 6 in the UK. As a result, only cross-border arrangements that meet hallmarks under Category D of DAC 6 (broadly, those that have the effect of circumventing reporting under the OECD’s
Common Reporting Standard rules and/or that are intended to hide the identity of the beneficial ownership of entities in the arrangements) will ultimately be reportable in the UK. On November 30, 2021, Her Majesty’s Revenue and Customs (HMRC) published draft regulations (to replace the UK’s DAC 6) in line with the OECD’s mandatory disclosure rules (MDR). The draft regulations (which are expected to take effect in 2022) require taxpayers and intermediaries to disclose information regarding certain types of common reporting standard (CRS) avoidant arrangements and opaque offshore structures to HMRC. Under the draft regulations, AHL or its advisors or intermediaries may be required to make certain disclosures to HMRC regarding its arrangements and structure. The regulations are currently in draft form and are therefore subject to change.

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

Without limitation, such changes or developments to UK tax law that may be relevant to the UK Resident Companies could include the application of: (1) the UK Treaty; (2) Chapter 3A of Part 2 of the Corporation Tax Act 2009 (being the UK profits of foreign permanent establishments regime); (3) Part 6A and Part 9A of the Taxation (International and Other Provisions) Act 2010 (being the UK anti-hybrids regime and the UK controlled foreign company regime respectively); and/or (4) Part 3 of and Schedule 16 to the Finance Act 2015 (being the UK diverted profits tax regime).

The UK corporation tax rate is currently 19%; however, this is expected to increase from 19% to 25% from April 1, 2023.

The UK diverted profits tax (DPT) (noted above) is separate from UK corporation tax and is charged at a higher rate of 25%. The rate of DPT will increase from 25% to 31% from April 1, 2023. It is an anti-avoidance measure aimed at protecting the UK tax base against the artificial diversion of profits that are being earned by activities carried out in the UK but which are not otherwise being taxed in the UK, in particular as a result of arrangements amongst companies in the same multinational group. The UK’s network of double tax treaties does not offer protection from a DPT charge. In the event that the rules apply to certain arrangements, then upfront payment of HMRC’s estimate of the deemed tax liability may be required. If any of our UK or non-UK companies is liable for DPT as a result of intra-group arrangements, this could have a material adverse effect on our results.

Risks Relating to Investment in Our Securities

Holders of our securities may have difficulty effecting service of process on us or enforcing judgments against us in the United States.

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

US persons who own our securities may have more difficulty in protecting their interests than US persons who are securityholders of a US corporation.

The Companies Act, which applies to AHL, differs in certain material respects from laws generally applicable to US corporations and their securityholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our securityholders.

Interested Directors

Bermuda law and our bye-laws provide that if a director has an interest in a material contract or proposed material contract with us or any of our subsidiaries or has a material interest in any person that is a party to such a contract, the director must disclose the nature of that interest at the first opportunity either at a meeting of directors or in writing to the directors. Our bye-laws provide that, after a director has made such a declaration of interest, he or she is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he or she has an interest, unless disqualified from doing so by the chairman of the relevant board meeting.

Under Delaware law such transaction would not be voidable if:
•the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;
•such material facts were disclosed or were known to the securityholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of securities entitled to vote thereon; or
•the transaction was fair to the corporation as of the time it was authorized, approved or ratified.

Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.

Suits by Securityholders

The rights of securityholders under Bermuda law are not as extensive as the rights of securityholders in many US jurisdictions. Class actions and derivative actions are generally not available to securityholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a securityholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, a Bermuda court would consider acts that are alleged to constitute a fraud against the minority securityholders or acts requiring the approval of a greater percentage of our securityholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Class actions and derivative actions generally are available to securityholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

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

Item 1A.    Risk Factors
AHL is a holding company with limited operations of its own. As a consequence, AHL’s ability to pay dividends on its securities and to make timely payments on its debt obligations will depend on the ability of its subsidiaries to make distributions or other payments to it, which may be restricted by law.

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

Risks Relating to the Merger between Us and AAM

Coordinating the businesses of AAM and AHL may be more difficult, costly or time-consuming than expected and AGM may fail to realize the anticipated benefits of the Mergers.

The success of the Mergers will depend on, among other things, the ability of AAM and AHL to coordinate their businesses under AGM in a manner that facilitates growth opportunities. However, AAM and AHL may not be able to successfully coordinate their respective businesses in a manner that permits anticipated growth to be realized, without adversely affecting current revenues and investments. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the mergers so the combined company performs as expected:

•coordinating the businesses of AAM and AHL and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve the growth anticipated to result from the Mergers;
•coordinating the companies’ technologies;
•coordinating the companies’ operating practices, internal controls and other policies, procedures and processes;
•addressing possible differences in business backgrounds and corporate cultures;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on the coordination of the AAM and AHL businesses under AGM and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

Furthermore, the board of directors of AGM will consist of the current directors of AAM and certain directors of AHL. Combining the boards of directors of each company into a single AGM board could require the reconciliation of differing priorities and philosophies.

An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the combination process, could have an adverse effect upon the revenues, level of expenses and operating results of us and the combined company. In addition, the actual coordination of the AAM and AHL businesses under AGM may result in additional and unforeseen expenses, and the anticipated benefits of the coordination plan may not be realized. If AAM and AHL are not able to adequately address coordination challenges, they may be unable to successfully coordinate their operations or realize the anticipated benefits of the coordination of the two companies.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, Dividends and Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

Purchases of common stock made by or on behalf of us or our affiliates during the three months ended December 31, 2021 are set forth below:

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs [1,2]	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[2]
October 1 – October 31, 2021	—	$—	—	$221,408,041
November 1 – November 30, 2021	—	$—	—	$221,408,041
December 1 – December 31, 2021	12,304	$78.71	—	$221,408,041

[1] Differences in amounts between column (a) and (c) relate to shares withheld (under the terms of employee stock-based compensation plans) to offset tax withholding obligations that occur upon the delivery of outstanding shares underlying equity awards or upon the exercise of stock options.

2 We completed our merger with Apollo and the share repurchase program was subsequently terminated.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Forward-Looking Statements, Item 1A. Risk Factors, and Item 8. Financial Statements and Supplementary Data included within this report.

Overview

We are a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively priced liabilities and capitalize on opportunities. Effective January 1, 2022, as a result of the closing of the merger involving us and Apollo, Apollo Global Management, Inc. (NYSE: APO) became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors.

We have established a significant base of earnings and, as of December 31, 2021, have an expected annual net investment spread for our Retirement Services segment, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 8.6 year weighted-average life of our reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

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

Our total assets have grown to $235.1 billion for the year ended December 31, 2021. Our book value per common share for the year ended December 31, 2021 was $92.83. Our adjusted book value per common share was $73.84. Our consolidated ROE for the year ended December 31, 2021 was 19.3% and our consolidated adjusted operating ROE was 23.1%. For the year ended December 31, 2021, in our Retirement Services segment, we generated a net investment spread of 1.77% and adjusted operating ROE of 25.1%. Our Retirement Services segment generated an investment margin on deferred annuities of 2.45%. As of December 31, 2021, our deferred annuities had a weighted-average life of 8.4 years and made up a significant portion of our reserve liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the inflows generated from our organic and inorganic channels:

	Years ended December 31,
(In millions, except percentages)	2021	2020	2019
Retail	$8,781	$7,801	$6,782
Flow reinsurance	2,564	6,002	3,950
Funding agreements[1]	11,852	8,277	1,301
Pension group annuities[2]	13,837	5,467	6,042
Gross organic inflows	37,034	27,547	18,075
Gross inorganic inflows	—	28,792	—
Total gross inflows	37,034	56,339	18,075
Inflows attributable to ACRA noncontrolling interest	(10,239)	(19,448)	(544)
Net outflows[3]	(14,761)	(11,949)	(10,991)
Net flows	$12,034	$24,942	$6,540

Gross organic inflows	$37,034	$27,547	$18,075
Organic inflows attributable to ACRA noncontrolling interest	(10,239)	(1,180)	(544)
Net organic inflows	26,795	26,367	17,531
Net outflows[3]	(14,761)	(11,949)	(10,991)
Net organic flows	$12,034	$14,418	$6,540

Net organic growth rate[4]	7.4%	10.8%	5.7%
Average net invested assets[4]	$161,654	$133,687	$115,719

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Pension group annuities was previously referenced as pension risk transfer (PRT). [3] Net outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and funding agreement maturities net of the ACRA noncontrolling interest. In 2021, we revised the net outflows metric, for all periods presented, to include all outflows while previously this metric excluded inorganic business. [4] Net organic growth rate is calculated as net organic flows divided by average net invested assets, on an annualized basis. In 2021, we revised the net organic growth rate and average net invested assets metrics, for all periods presented, to include all outflows and net invested assets while previously these metrics excluded inorganic business.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $37.0 billion, $27.5 billion and $18.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively, which were underwritten to attractive, above target returns despite the historically low interest rate environment. Gross organic inflows for the year ended December 31, 2021 increased by $9.5 billion, or 34% from 2020, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension group annuity benefit payments (collectively, net outflows), in the aggregate and net of the ACRA noncontrolling interest, were $14.8 billion, $11.9 billion and $11.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in net outflows compared to the prior year was consistent with our expectations and pricing assumptions as it was primarily related to a large number of 5 year MYGA contracts issued in 2016 through our flow reinsurance channel, which came out of the surrender charge period in 2021. Net organic growth rates were 7.4%, 10.8% and 5.7% for the years ended December 31, 2021, 2020 and 2019, respectively. The net organic growth rate for the year ended December 31, 2021 decreased from 2020 mainly due to an increase in organic inflows ceded to ACRA resulting in higher noncontrolling interests and the significant growth in our average net invested assets. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $8.8 billion, $7.8 billion and $6.8 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in our retail channel was primarily driven by the strong performance of our FIA products in the IMO and broker-dealer channels, exhibiting strong sales execution despite the challenging sales environment. IMO sales rebounded back to historic levels, recovering from lower sales in 2020 as a result of the economic impact of COVID-19. We have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 53 IMOs; approximately 65,000 independent agents; and our growing network of 16 banks and 119 regional broker-dealers. Our strong financial position and diverse, capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $2.6 billion, $6.0 billion and $4.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in our flow reinsurance channel from prior year was driven by our rate discipline in the lower interest rate environment amid a very competitive market. During the third quarter 2021, we added a new Japanese partner reinsuring FIA products, increasing our presence in the Japanese market. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $25.7 billion, $13.7 billion and $7.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in our institutional channel was driven by significantly higher pension group annuity and funding agreement inflows. During the year ended December 31, 2021, we closed nine pension group annuity transactions, including our largest transaction to date of $4.9 billion with Lockheed Martin, and issued annuity contracts in the aggregate principal amount of $13.8 billion, $5.5 billion and $6.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Since entering the pension group annuities channel in 2017 through December 31, 2021, we have closed 33 deals involving more than 375,000 plan participants resulting in the issuance or reinsurance of group annuities of $30.2 billion. We issued funding agreements in the aggregate principal amount of $11.9 billion, $8.3 billion and $1.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively, including issuances in multiple currencies. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $11.1 billion under our FABN program and $750 million under our FHLB program for the year ended December 31, 2021. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. On June 18, 2020, we entered into an agreement with Jackson, effective June 1, 2020, pursuant to which we agreed to reinsure a block of fixed and fixed indexed annuities on a funds withheld coinsurance basis providing $28.8 billion of gross inflows. Utilizing the strategic benefits of ACRA, approximately 63% of the total capital deployment for the transaction was funded by third-party investors and approximately 37% was funded by ALRe. As part of the Jackson reinsurance transaction, ACRA made an equity investment in Jackson, which closed on July 17, 2020. In September 2021, Prudential plc completed a dividend demerger transaction, which resulted in Jackson becoming a publicly traded company. We expect that our inorganic channel will continue to be an important source of profitable growth in the future. We believe our internal transactions team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of December 31, 2021, we estimate that we have approximately $7.35 billion in capital available to deploy, consisting of approximately $3.35 billion in excess capital, $2.7 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.3 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Strategic Transaction with Apollo

On February 28, 2020, we closed a strategic transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at $1.1 billion, upon close, and $350 million of cash. Additionally, we converted our Class B common shares to Class A common shares and our Class M common shares to Class A common shares and warrants, eliminating our multi-class share structure. Changes in the value of the AOG units are reflected within the change in fair value of Apollo investment, net of tax line item. Subsequent to our merger with AGM described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies, our investment in Apollo was distributed to AGM. See Note 14 – Related Parties to the consolidated financial statements for further discussion.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merger with Apollo

On March 8, 2021, we entered into a Merger Agreement, by and among the Company, AGM, HoldCo, AHL Merger Sub, and AGM Merger Sub. The Company and AGM agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine our respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo, (2) the Company merging with AHL Merger Sub, with the Company surviving such merger as a direct wholly owned subsidiary of HoldCo, and (3) as of the effective time of the Mergers, changing the name of HoldCo to be Apollo Global Management, Inc.

On January 1, 2022, the Mergers were completed. The total preliminary purchase price for the transaction was approximately $12.2 billion, subject to completion of the purchase accounting analysis. The preliminary purchase price was calculated based on AGM’s December 31, 2021 closing share price multiplied by the AGM common shares issued in the exchange, as well as the fair value of stock-based compensation awards acquired, fair value of warrants converted to AGM common shares and other equity consideration. At the closing of the Mergers, Athene became a direct wholly owned subsidiary of AGM.

Each issued and outstanding AHL Class A common share (other than AHL Class A common shares held by AHL Merger Sub, the AOG or the respective direct or indirect wholly owned subsidiaries of Athene or the AOG) was converted automatically into 1.149 shares of AGM common shares and any cash paid in lieu of fractional AGM common shares. In connection with the Mergers, AGM issued to Athene’s equity holders 158.2 million AGM common shares in exchange for 137.6 million AHL Class A common shares that were issued and outstanding as of the acquisition date, exclusive of the 54.6 million shares previously held by AGM immediately before the acquisition date.

Industry Trends and Competition

Market Conditions

During the fourth quarter of 2021, despite the impact of the emergence of another variant of COVID-19 (Omicron), equity and fixed income markets broadly rallied, with equity markets ending the quarter at or near record highs. However, the performance of equity markets was short-lived, with certain companies in the technology sector as well as companies that had benefited from social media platforms and blockchain enthusiasm experiencing underperformance. Investment grade credit widened during the fourth quarter of 2021 and continued to widen in January. The US Federal Reserve (Federal Reserve) has indicated that it expects rate hikes during 2022, which would be accompanied by underperformance of fixed income markets broadly.

Despite recent indications of easing of supply chain challenges, it is unlikely that we will see widespread improvement until mid-2022, if not later. As well, although some pressure on oil prices eased in late 2021, oil price per barrel is expected to move to new heights in 2022. Continued low mortgage interest rates and a severely distorted supply/demand housing imbalance are expected to move housing prices higher throughout 2022 and beyond, even as new supply is being brought online. These factors contribute to the increasing concern of longer-term inflation.

COVID-19 continues to disrupt the markets and the economy with the emergence of variants. While the recent variant, Omicron, may be less severe in terms of hospitalizations and deaths than its precursors, the transmissibility of such variant significantly outweighs prior variants. It is still too early to predict the full impact of Omicron on growth and growth projections.

Interest Rate Environment

The US anticipates higher rates for 2022. Eurodollar futures currently predict a Federal Reserve Funds rate at year end of 1.25%, with a further move to 2.00% by the end of 2023, in which case a US ten-year above 2.00% level should be expected in the first half of 2022. Curve flattening should also continue, with underperformance expected in the 2- to 5-year portion of the curve, as we have seen since the Federal Reserves’ change in its outlook on timing of rate hikes and inflation. Although we expect rates to generally increase across the board, energy price pressures as well as COVID-19 transmission rates are far more severe in Europe than they are at present in the US, which could result in an emerging bid for US Treasury yields. Growth elsewhere in the world, notably China, is also challenged, but given the Federal Reserve’s change in outlook and its commitment to combat inflation, the upward pressures on US rates seem likely to outweigh the emergence of a foreign bid which might create a ceiling on rates.

Our investment portfolio consists predominantly of fixed maturity investments. See –Consolidated Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase. Recent periods of low interest rates during 2021, as expected, have led to a decrease in our investment income from floating rate investments, an overall decrease in asset yields and an increase in the value of our existing investments.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment, which was experienced in the prior year. Our investment portfolio includes $34.8 billion of floating rate investments, or 20% of our net invested assets as of December 31, 2021.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of December 31, 2021, most of our products were deferred annuities with 21% of our FIAs at the minimum guarantees and 38% of our fixed rate annuities at the minimum crediting rates. As of December 31, 2021, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 95 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risks, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Discontinuation of LIBOR
On December 31, 2021, (1) most LIBOR settings (i.e., 24 out of 35, including 1-week and 2-month US Dollar (USD) LIBOR as well as all other non-USD LIBOR settings) ceased to be published and (2) a few of the most widely used GBP and JPY LIBOR settings (i.e., 1-, 3- and 6- month GBP and JPY LIBOR settings) were deemed permanently unrepresentative, but will continue to be published on a synthetic basis, for a limited time period for the purpose of all legacy contracts (except for cleared derivatives). The remaining USD LIBOR settings (i.e., 1-, 3-, 6- and 12-month USD LIBOR settings) will continue to be published, subject to limitations on use, and cease or become unrepresentative on June 30, 2023. Without the intervention of the UK Financial Conduct Authority using enhanced powers provided by the UK Government to compel continued panel bank contribution by the IBA, the LIBOR administrator, LIBOR will cease publication after June 30, 2023. The discontinuation of LIBOR could have a significant impact on the financial markets and represents a material uncertainty to our business. To manage the uncertainty surrounding the discontinuation of LIBOR, we have established a LIBOR transition team and a transition plan. We have created an Executive Steering Committee composed of senior executives to coordinate and oversee the execution of our plan.

It is difficult to predict the full impact of the transition away from LIBOR on our contracts whose value is tied to LIBOR. The value or profitability of these contracts may be adversely affected.

As of December 31, 2021, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$34,581	$26,447
Product Liabilities	16,701	3,589
Derivatives Hedging Product Liabilities	20,645	4,127
Other Derivatives	3,553	3,049
Other Contracts	1,663	1,113
Total notional of contracts tied to LIBOR	$77,143	$38,325

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

As of December 31, 2021, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$792	$566
RMBS	3,045	2,835
CMBS	676	369
CLO	15,586	15,185
ABS	6,586	3,226
Bank Loans	812	530
Total Multi-lateral Arrangements	27,497	22,711
Bi-lateral Arrangements
CML	6,957	3,609
RML	127	127
Total Bi-lateral Arrangements	7,084	3,736
Total investments tied to LIBOR	$34,581	$26,447
Of the total notional value of investment-related contracts tied to LIBOR, extending beyond June 30, 2023, $22.7 billion or 85.9% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the New York LIBOR transition law, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.7 billion or 14.1% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

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

Product Liabilities and Associated Hedging Instruments

As of December 31, 2021, we had product liabilities with a notional value of approximately $16.7 billion for which LIBOR is a component in the determination of interest credited, of which we expect $3.6 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2021, we held derivatives with a notional value of approximately $20.6 billion to hedge our exposure to these product liabilities, of which we expect $4.1 billion to extend beyond June 30, 2023. Included within this category are $4.4 billion of Eurodollar futures, of which we expect $0.8 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

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

Other Contracts and Other Sources of Exposure

The “Other Contracts” category is comprised of our LIBOR-based floating rate funding agreements, fixed-to-float Series A preference shares, and our credit agreement, if any amounts were to be outstanding, all of which contemplate the permanent discontinuation of LIBOR, are tied to LIBOR in a manner that is not expected to have a significant impact upon LIBOR’s discontinuation or have fallback provisions in place that provide for the determination of interest after the discontinuation of LIBOR. In addition to the other contracts for which we have quantified our exposure, we are party to contracts that are tied to LIBOR based upon the occurrence of some remote contingency, such as the accrual of penalty interest, or for which LIBOR is otherwise not a material term of the contract. These contracts do not lend themselves to quantification and are lower in priority in our LIBOR remediation efforts. Finally, LIBOR is used as a component in our internal derivative valuation models. We are in the process of transitioning the benchmark yield curve in such models from LIBOR to SOFR and we expect to complete the transition prior to the discontinuation of LIBOR. Such transition may affect the valuation of our derivative instruments.

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

Competition

We operate in highly competitive markets. We face a variety of large and small industry participants, including diversified financial institutions, insurance and reinsurance companies and private equity firms. These companies compete in one form or another for the growing pool of retirement assets driven by a number of external factors such as the continued aging of the population and the reduction in safety nets provided by governments and private employers. In the markets in which we operate, scale and the ability to provide value-added services and build long-term relationships are important factors to compete effectively. We believe that our leading presence in the retirement market, diverse range of capabilities and broad distribution network uniquely position us to effectively serve consumers’ increasing demand for retirement solutions, particularly in the FIA market.

According to LIMRA, total fixed annuity market sales in the United States were $98.1 billion for the nine months ended September 30, 2021, a 9.7% increase from the same time period in 2020, as a rise in interest rates and continued market gains driven by the economic recovery spurred growth in the US annuity market. In the total fixed annuity market, for the nine months ended September 30, 2021 (the most recent period for which specific market share data is available), we were the fifth largest company based on sales of $5.6 billion, translating to a 5.7% market share. For the nine months ended September 30, 2020, our market share was 6.0% with sales of $5.4 billion.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed annuity sales in the United States were $120.4 billion for the year ended December 31, 2020, a 13.9% decrease from the year ended December 31, 2019. In the total fixed annuity market, for the year ended December 31, 2020, we were the fourth largest company based on sales of $7.7 billion, translating to a 6.4% market share. For the year ended December 31, 2019, our market share was 4.8% with sales of $6.8 billion.

According to LIMRA, total FIA sales in the United States were $47.1 billion for the nine months ended September 30, 2021, a 13.8% increase from the same time period in 2020. In the total FIA market, for the nine months ended September 30, 2021 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $5.3 billion, and our market share for the same period was 11.3%. For the nine months ended September 30, 2020, our market share was 9.6% with sales of $4.0 billion.

According to LIMRA, total FIA sales in the United States were $55.5 billion for the year ended December 31, 2020, a 24.5% decrease from the year ended December 31, 2019. In the total FIA market, for the year ended December 31, 2020, we were the largest provider of FIAs based on sales of $5.8 billion, and our market share for the same period was 10.5%. For the year ended December 31, 2019, we were the second largest provider of FIAs based on sales of $6.1 billion, translating to an 8.3% market share.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

The following summarizes the consolidated results of operations:

	Years ended December 31,
(In millions, except per share data and percentages)	2021	2020	2019
Revenues	$26,320	$14,764	$16,258
Benefits and expenses	22,134	12,558	13,956
Income before income taxes	4,186	2,206	2,302
Income tax expense	386	285	117
Net income	3,800	1,921	2,185
Less: Net income (loss) attributable to noncontrolling interests	(59)	380	13
Net income attributable to Athene Holding Ltd.	3,859	1,541	2,172
Less: Preferred stock dividends	141	95	36
Net income available to AHL common shareholders	$3,718	$1,446	$2,136

Earnings per common share - basic Class A	$19.40	$8.51	$11.44
Earnings per common share – diluted Class A1	$18.71	$8.34	$11.41
ROE	19.3%	10.0%	19.7%

[1] Diluted earnings per common share on a GAAP basis for Class A common shares, including diluted Class A weighted average common shares outstanding, includes the dilutive impacts, if any, for all stock-based awards, and for the years ended December 31, 2020 and 2019, the dilutive impacts, if any, of Class B and Class M common shares.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

In this section, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.

Net Income Available to AHL Common Shareholders

Net income available to AHL common shareholders increased by $2.3 billion, or 157%, to $3.7 billion in 2021 from $1.4 billion in 2020. ROE increased to 19.3% in 2021 from 10.0% in 2020. The increase in net income available to AHL common shareholders was driven by an $11.6 billion increase in revenues and a $439 million decrease in noncontrolling interests, partially offset by an increase of $9.6 billion in benefits and expenses and a $101 million increase in income tax expense.

Revenues

Revenues increased by $11.6 billion to $26.3 billion in 2021 from $14.8 billion in 2020. The increase was driven by an increase in premiums, an increase in net investment income and an increase in investment related gains and losses.

Premiums increased by $8.3 billion to $14.3 billion in 2021 from $6.0 billion in 2020, driven by higher pension group annuity premiums compared to the prior year.

Net investment income increased by $2.3 billion to $7.2 billion in 2021 from $4.9 billion in 2020, primarily driven by growth in our investment portfolio attributed to strong net inflows during the previous twelve months as well as the Jackson reinsurance transaction, favorable alternative investment performance, the favorable change in the fair value of our investment in Apollo of $639 million mainly attributable to the increase in valuation price compared to prior year and the early redemptions of two loans. These were partially offset by lower new money rates reflecting the prolonged low interest rate environment and lower floating rate investment income due to the low interest rate environment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment related gains and (losses) increased by $879 million to $4.2 billion in 2021 from $3.3 billion in 2020, primarily due to the change in fair value of FIA hedging derivatives, foreign exchange gains on derivatives, an increase in the fair value of equity securities and an increase in realized gains on AFS securities, partially offset by the change in fair value of reinsurance assets and a decrease in the change in fair value of trading securities. The change in fair value of FIA hedging derivatives increased $1.6 billion driven by more favorable performance of the indices upon which our call options are based and an increase in derivatives hedging our FIA products resulting from strong growth in our FIA block of business over the previous twelve months. The majority of our call options are based on the S&P 500 index which increased 26.9% in 2021, compared to an increase of 16.3% in 2020. The increase in foreign exchange gains on derivatives reflects additional business denominated in foreign currencies including recent funding agreement issuances. The increase in the fair value of equity securities was primarily due to an increase in the market value of our equity position in Jackson. The increase in realized gains on AFS securities was primarily driven by an increase in sales of corporate securities. The change in fair value of reinsurance assets decreased $2.1 billion primarily driven by the change in the value of the underlying assets related to the increase in US Treasury rates compared to a decrease in the prior year. The unfavorable change in fair value of reinsurance assets was magnified by the growth in our reinsurance asset portfolio as a result of the Jackson reinsurance transaction. The unfavorable change in fair value of trading securities was primarily due to a decrease in AmerUs Closed Block assets of $160 million primarily related to the increase in US Treasury rates.

Benefits and Expenses

Benefits and expenses increased by $9.6 billion to $22.1 billion in 2021 from $12.6 billion in 2020. The increase was driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in DAC, DSI and VOBA amortization and an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in an increase in benefits and expenses of $47 million, compared to a decrease of $77 million in 2020. The 2021 unlocking was driven by a decrease of $59 million in FIA embedded derivative liabilities and an increase of $107 million related to DAC, DSI, VOBA and rider reserves, compared to a decrease of $110 million in FIA embedded derivative liabilities and an increase of $34 million related to DAC, DSI, VOBA and rider reserves in 2020.

Future policy and other policy benefits increased by $8.5 billion to $15.7 billion in 2021 from $7.2 billion in 2020, primarily attributable to higher pension group annuity obligations, higher pension group annuity benefit payments and an increase in the change in rider reserves, partially offset by a decrease in the AmerUs closed block liability. The change in rider reserves of $170 million was primarily driven by the change in net FIA derivatives, unfavorable unlocking and higher gross profits, partially offset by more favorable change in actuarial experience and market impacts. Unlocking in 2021 was unfavorable $97 million related to changes in lapse assumptions, partially offset by favorable income rider experience. The 2020 unlocking impacts were favorable $26 million related to favorable income rider and mortality experience, partially offset by changes in lapse assumptions and long-term net investment earned rate assumptions.

Interest sensitive contract benefits increased by $551 million to $4.4 billion in 2021 from $3.9 billion in 2020, driven by growth in the block of business, including the Jackson reinsurance transaction, and an increase in the change in FIA fair value embedded derivatives of $150 million. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 26.9% in 2021, compared to an increase of 16.3% in 2020, as well as an unfavorable change in unlocking compared to the prior year. These were partially offset by a favorable change in discount rates used in our embedded derivative calculations as the current year experienced an increase in discount rates compared to a decrease in rates in 2020. The FIA fair value embedded derivatives unlocking in 2021 was $59 million favorable primarily due to higher lapse assumptions on recently issued business, while 2020 unlocking was $110 million favorable primarily due to lowering future option budgets.

DAC, DSI and VOBA amortization increased by $243 million to $830 million in 2021 from $587 million in 2020, primarily due to the change in net FIA derivatives, higher gross profits and growth in the block. These impacts were partially offset by the unfavorable change in fair value of reinsurance assets, the favorable change in actuarial experience and market impacts and the favorable change in unlocking. Unlocking in 2021 was $10 million unfavorable, primarily related to changes in lapse assumptions and income rider experience, while unlocking in 2020 was $60 million unfavorable related to changes in the long-term net investment earned rate assumptions and mortality experience, partially offset by lapse assumptions.

Policy and other operating expenses increased by $246 million to $1.1 billion in 2021 from $855 million in 2020, primarily driven by significant growth in the business, the costs associated with the previously announced merger with Apollo, a $53 million impairment of a Corporate-Owned Life Insurance (COLI) asset and interest expense on recent debt issuances.

Taxes

Income tax expense increased by $101 million to $386 million in 2021 from $285 million in 2020, primarily driven by higher income subject to tax due to the favorable change in net FIA derivatives, unrealized gains on our investment in Apollo, an increase in net investment income and the tax impact from the COLI adjustment to deferred tax liabilities, partially offset by a $63 million out-of-period adjustment in the third quarter of 2021 related to the correction of previously disclosed errors in taxable income by jurisdiction, which resulted in the misstatement of income tax expense, and an unfavorable change in the fair value of reinsurance assets.

Our effective tax rate in 2021 was 9% and 13% in 2020. Historically, our effective tax rates have varied period to period depending upon the relationship of income and loss subject to tax compared to consolidated income and loss before income taxes.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noncontrolling Interests

Noncontrolling interests decreased by $439 million to $(59) million in 2021 from $380 million in 2020, driven by an unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios, magnified by the Jackson reinsurance transaction.

Preferred Stock Dividends

Preferred stock dividends increased by $46 million to $141 million in 2021 from $95 million in 2020, driven by dividends paid on recent preferred stock issuances.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 19, 2021 (2020 Annual Report) for the results of operations discussion for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

The following summarizes our adjusted operating income available to common shareholders by segment:

	Years ended December 31,
(In millions, except per share data and percentages)	2021	2020	2019
Net income available to AHL common shareholders	$3,718	$1,446	$2,136
Non-operating adjustments
Realized gains on sale of AFS securities	545	27	125
Unrealized, allowances and other investment gains (losses)	189	(152)	(4)
Change in fair value of reinsurance assets	(629)	792	1,411
Offsets to investment gains (losses)	55	(159)	(538)
Investment gains, net of offsets	160	508	994
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	692	(235)	(65)
Integration, restructuring and other non-operating expenses	(124)	(10)	(70)
Stock compensation expense	(2)	(11)	(12)
Income tax expense – non-operating	(74)	(48)	—
Less: Total non-operating adjustments	652	204	847
Adjusted operating income available to common shareholders	$3,066	$1,242	$1,289

Adjusted operating income (loss) available to common shareholders by segment
Retirement Services	$2,423	$1,266	$1,322
Corporate and Other	643	(24)	(33)
Adjusted operating income available to common shareholders	$3,066	$1,242	$1,289

Adjusted operating earnings per common share[1]	$15.43	$6.42	$6.97
Adjusted operating ROE	23.1%	12.1%	14.1%
Retirement Services adjusted operating ROE	25.1%	16.9%	17.3%

[1] Represents Class A common shares outstanding or weighted average common shares outstanding assuming conversion or settlement of all outstanding items that are able to be converted to or settled in Class A common shares, including the dilutive impacts, if any, for all stock-based awards, and for the years ended December 31, 2020 and 2019, the dilutive impacts, if any, of Class B and Class M common shares, but excluding any awards for which the exercise or conversion price exceeds the market value of our Class A common shares on the applicable measurement date.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $1.8 billion, or 147%, to $3.1 billion in 2021 from $1.2 billion in 2020. Adjusted operating ROE was 23.1%, up from 12.1% in 2020. Adjusted operating income available to common shareholders excluding the investment in Apollo, net of tax increased by $1.3 billion, or 121%, to $2.4 billion in 2021 from $1.1 billion in 2020. The increase in adjusted operating income available to common shareholders was driven by an increase in our Retirement Services segment of $1.2 billion and an increase in our Corporate and Other segment of $667 million.

Our consolidated net investment earned rate was 4.42% in 2021, an increase from 4.01% in 2020, primarily due to the favorable performance of our alternative investment portfolio, partially offset by lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 21.37% in 2021, an increase from 8.01% in 2020, primarily driven by higher returns on real estate funds, Venerable, MidCap and an increase in the market value of our equity position in Jackson, partially offset by less favorable AmeriHome income. Additionally, the first half of the prior year experienced unfavorable performance of alternative investments attributed to the economic downturn from the spread of COVID-19. Fixed and other net investment earned rate was 3.51% in 2021, a decrease from 3.82% in 2020, primarily driven by lower new money rates reflecting the prolonged low interest rate environment, lower floating rate investment income and favorable prior year non-recurring adjustment on derivative collateral, partially offset by the early redemptions of two loans in the current year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-operating Adjustments

Non-operating adjustments increased by $448 million to $652 million in 2021 from $204 million in 2020. The increase in non-operating adjustments was primarily driven by the change in net FIA derivatives and investment gains, partially offset by the unfavorable change in fair value of reinsurance assets and higher non-operating expenses. Net FIA derivatives were favorable by $927 million primarily due to the favorable change in discount rates used in our embedded derivative calculations and more favorable performance of the equity indices to which our FIA policies are linked. FIA embedded derivative unlocking, net of DAC, DSI, VOBA, rider reserve and noncontrolling interest offsets, was favorable by $32 million in both 2021 and 2020. The current year unlocking was primarily driven by higher lapse rates on recently issued business, while the 2020 unlocking was primarily driven by lowering future option budgets. Investment gains were primarily driven by realized gains on the sale of AFS securities, foreign exchange gains and a favorable change in the provision for credit losses. The increase in realized gains on AFS securities was primarily due to an increase in sales of corporate securities and the redeployment of the Jackson reinsurance portfolio. The increase in foreign exchange gains reflects additional business denominated in foreign currencies including recent funding agreement issuances. The favorable change in the provision for credit losses of $73 million (net of noncontrolling interests) was primarily due to the initial establishment of the allowance in the first quarter of 2020 as well as unfavorable prior year impacts reflecting the economic downturn from the spread of COVID-19. The change in fair value of reinsurance assets was unfavorable by $1.4 billion primarily driven by the increase in US Treasury rates in the current year compared to a decrease in the prior year. The increase in non-operating expenses was primarily due to the costs associated with the previously announced merger with Apollo and a $53 million impairment of a COLI asset.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment in our 2020 Annual Report for the results of operations by segment discussion for the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Adjusted Operating Income Available to Common Shareholders

Adjusted operating income available to common shareholders increased by $1.2 billion, or 91%, to $2.4 billion in 2021, from $1.3 billion in 2020. Adjusted operating ROE was 25.1%, up from 16.9% in the prior period. The increase in adjusted operating income available to common shareholders was driven by higher net investment earnings and lower operating income taxes as a result of a decrease in taxable earnings, partially offset by higher cost of funds and higher operating expenses mainly attributed to significant growth in the business. Net investment earnings increased $1.5 billion, primarily driven by the favorable alternative investment performance, $27.2 billion of growth in our average net invested assets from prior year attributed to the strong growth in inflows as well as the Jackson reinsurance transaction and the early redemptions of two loans, partially offset by lower new money rates reflecting the prolonged low interest rate environment, lower floating rate investment income and a favorable prior year non-recurring adjustment on derivative collateral. Cost of funds were $418 million higher primarily related to an increase in cost of crediting as a result of growth in the blocks of business. Other liability costs were higher primarily driven by higher gross profits and the unfavorable change in unlocking of $97 million, partially offset by the favorable change in rider reserves and DAC amortization reflecting the more favorable change in actuarial experience and market impacts. Unlocking, net of noncontrolling interest, was unfavorable $91 million reflecting unfavorable lapse assumptions, partially offset by income rider experience, compared to favorable unlocking of $6 million in 2020 primarily driven by favorable income rider experience and mortality updates, largely offset by long-term net investment earned rate and lapse assumptions.

Net Investment Spread

	Years ended December 31,
	2021	2020	2019
Net investment earned rate	4.30%	4.04%	4.43%
Cost of funds	2.53%	2.73%	2.93%
Net investment spread	1.77%	1.31%	1.50%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment spread, which measures the spread on our investment performance less the total cost of our liabilities, increased 46 basis points to 1.77% in 2021 from 1.31% in 2020. Net investment earned rate increased 26 basis points due to a higher alternative net investment earned rate, partially offset by the decline in the fixed and other net investment earned rate. The alternative net investment earned rate increased to 21.30% in 2021, from 9.25% in 2020, primarily driven by higher returns on real estate funds, higher Venerable returns attributed to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company and higher MidCap returns as a result of a valuation increase in the year relating to capital raise price at premium compared to a decrease in valuation in the prior year, partially offset by less favorable AmeriHome income as a result of the sale in April of 2021 and strong earnings in the prior year. Additionally, the first half of the prior year experienced unfavorable performance of alternative investments attributed to the economic downturn from the spread of COVID-19. The fixed and other net investment earned rate decreased to 3.51% in 2021, from 3.82% in 2020, primarily attributed to lower new money rates reflecting the prolonged low interest rate environment, lower floating rate investment income and a favorable prior year non-recurring adjustment on derivative collateral, partially offset by the early redemptions of two loans in the current year.

Cost of funds decreased by 20 basis points to 2.53% in 2021, from 2.73% in 2020, due to lower cost of crediting and other liability costs. Cost of crediting decreased 10 basis points primarily driven by lower rates on recent funding agreement issuances and pension group annuity transactions and favorable deferred annuity rates due to favorable rate actions and lower option costs, partially offset by an increase in the mix of the higher crediting rate institutional block. Other liability costs decreased 10 basis points primarily driven by the favorable change in rider reserves and DAC amortization attributed to the favorable change in actuarial experience and market impacts, partially offset by higher gross profits and unfavorable unlocking.

Investment Margin on Deferred Annuities

	Years ended December 31,
	2021	2020	2019
Net investment earned rate	4.30%	4.04%	4.43%
Cost of crediting on deferred annuities	1.85%	1.95%	1.97%
Investment margin on deferred annuities	2.45%	2.09%	2.46%

Investment margin on deferred annuities, which measures our investment performance less the cost of crediting for our deferred annuities, increased by 36 basis points to 2.45% in 2021, from 2.09% in 2020, driven by an increase in the net investment earned rate and a decrease in the cost of crediting on deferred annuities from the prior year related to favorable rate actions and lower option costs, as we continue to focus on pricing discipline, managing interest rates credited to policyholders and managing the cost of options to fund the annual index credits on our FIA products.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Retirement Services in our 2020 Annual Report for the results of operations discussion for the Retirement Services segment for the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Adjusted Operating Income (Loss) Available to Common Shareholders

Adjusted operating income (loss) available to common shareholders increased by $667 million to $643 million in 2021, from $(24) million in 2020. The increase in adjusted operating income (loss) available to common shareholders was primarily driven by a favorable change of $517 million in the fair value of our investment in Apollo, net of tax, mainly attributable to the increase in valuation price compared to prior year. Additionally, our alternative investment performance was favorable due to an increase in the market value of our equity position in Jackson as well as higher credit fund income and higher natural resources income both related to the unfavorable economic conditions in the prior year. These items were partially offset by higher preferred stock dividends and interest expense due to more recent preferred share and senior debt issuances.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Corporate and Other in our 2020 Annual Report for the results of operations discussion for Corporate and Other for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Investment Portfolio

We had consolidated investments, including related parties, of $212.5 billion and $182.4 billion as of December 31, 2021 and 2020, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5%-6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income included management fees under our investment management arrangements with Apollo. For the years ended December 31, 2021, 2020 and 2019, we incurred management fees, inclusive of base and sub-allocation fees, of $592 million, $490 million, and $426 million respectively. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $936 million, $716 million and $630 million, respectively, for the years ended December 31, 2021, 2020 and 2019. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments, which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $175.3 billion and $150.2 billion as of December 31, 2021 and 2020, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments and investments in related parties:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$100,159	47.1%	$82,853	45.4%
Trading securities, at fair value	2,056	1.0%	2,093	1.2%
Equity securities	1,170	0.6%	532	0.3%
Mortgage loans, net of allowances	22,557	10.6%	15,264	8.4%
Investment funds	1,407	0.7%	803	0.4%
Policy loans	312	0.1%	369	0.2%
Funds withheld at interest	43,907	20.7%	48,612	26.7%
Derivative assets	4,387	2.1%	3,523	1.9%
Short-term investments, at fair value	139	0.1%	222	0.1%
Other investments, net of allowances	1,473	0.7%	572	0.3%
Total investments	177,567	83.7%	154,843	84.9%
Investments in related parties
AFS securities, at fair value	10,402	4.9%	6,520	3.6%
Trading securities, at fair value	1,781	0.8%	1,529	0.8%
Equity securities, at fair value	284	0.1%	72	—%
Mortgage loans, net of allowances	1,591	0.7%	674	0.4%
Investment funds	8,459	4.0%	5,284	2.9%
Funds withheld at interest	12,207	5.7%	13,030	7.1%
Other investments, net of allowances	222	0.1%	469	0.3%
Total related party investments	34,946	16.3%	27,578	15.1%
Total investments including related party	$212,513	100.0%	$182,421	100.0%

The increase in our total investments, including related party, as of December 31, 2021 of $30.1 billion compared to December 31, 2020 was primarily driven by growth from gross organic inflows of $37.0 billion in excess of gross liability outflows of $17.5 billion, reinvestment of earnings, an increase in the market valuations of several investment funds, the deployment of proceeds from the issuances of $2.5 billion of uncommitted short-term repurchase obligations and $1.0 billion of debt,and an increase in derivative assets. These increases were partially offset by unrealized losses on AFS securities in the year ended December 31, 2021 of $2.9 billion attributed to an increase in US Treasury rates.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of December 31, 2021 and 2020, these investments totaled $34.9 billion, or 14.8%, and $27.6 billion, or 13.5%, of our total assets, respectively. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels/Donlen, PK AirFinance, MidCap and, until its sale in April 2021, AmeriHome. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies, investments in Apollo managed funds and our investment in Apollo. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

As of December 31, 2021, the majority of the related party investments, or 9.2% of our total assets, were related to the Venerable reinsurance portfolio and securities for which Apollo is the manager of the securitization vehicle, but the underlying collateral, borrower or other credit party is unaffiliated with us. Approximately 5.6% of total assets were comprised of strategic investments in affiliated companies or Apollo funds. The related party net invested assets, which look through to the underlying assets of the funds withheld and modco reinsurance portfolios’ investments, were $29.4 billion, or 16.8% of our total net invested assets as of December 31, 2021. Approximately 7.8% of net invested assets were comprised of securitizations where Apollo was the manager of the securitization vehicle but the underlying collateral, borrower or other credit party is unaffiliated with us, while 9.0% was comprised of strategic investments in affiliated companies or Apollo funds.

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

The distribution of our AFS securities, including related parties, by type is as follows:

	December 31, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223	0.2%
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213	1.1%
Foreign governments	1,110	—	35	(17)	1,128	1.0%
Corporate	62,817	—	4,060	(651)	66,226	59.9%
CLO	13,793	—	44	(185)	13,652	12.4%
ABS	8,890	(17)	151	(35)	8,989	8.1%
CMBS	2,764	(3)	56	(59)	2,758	2.5%
RMBS	5,772	(103)	326	(25)	5,970	5.4%
Total AFS securities	96,458	(123)	4,808	(984)	100,159	90.6%
AFS securities – related party
Corporate	842	—	19	(2)	859	0.8%
CLO	2,573	—	5	(29)	2,549	2.3%
ABS	6,986	—	61	(53)	6,994	6.3%
Total AFS securities – related party	10,401	—	85	(84)	10,402	9.4%
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2020
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351	0.4%
US state, municipal and political subdivisions	864	—	169	—	1,033	1.2%
Foreign governments	330	—	38	—	368	0.4%
Corporate	51,934	(6)	6,368	(116)	58,180	65.1%
CLO	9,631	(1)	145	(206)	9,569	10.7%
ABS	4,259	(6)	140	(123)	4,270	4.8%
CMBS	2,165	(10)	85	(71)	2,169	2.4%
RMBS	6,568	(80)	447	(22)	6,913	7.7%
Total AFS securities	76,100	(103)	7,395	(539)	82,853	92.7%
AFS securities – related party
Corporate	213	—	2	—	215	0.2%
CLO	1,511	(1)	23	(13)	1,520	1.7%
ABS	4,720	—	95	(30)	4,785	5.4%
Total AFS securities – related party	6,444	(1)	120	(43)	6,520	7.3%
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$23,882	21.6%	$20,637	23.1%
Financial	21,537	19.5%	17,759	19.9%
Utilities	14,290	12.9%	13,471	15.1%
Communication	3,492	3.2%	3,155	3.5%
Transportation	3,884	3.5%	3,373	3.8%
Total corporate	67,085	60.7%	58,395	65.4%
Other government-related securities
US state, municipal and political subdivisions	1,213	1.1%	1,033	1.2%
Foreign governments	1,128	1.0%	368	0.4%
US government and agencies	223	0.2%	351	0.4%
Total non-structured securities	69,649	63.0%	60,147	67.4%
Structured securities
CLO	16,201	14.7%	11,089	12.4%
ABS	15,983	14.4%	9,055	10.1%
CMBS	2,758	2.5%	2,169	2.4%
RMBS
Agency	23	—%	29	—%
Non-agency	5,947	5.4%	6,884	7.7%
Total structured securities	40,912	37.0%	29,226	32.6%
Total AFS securities including related party	$110,561	100.0%	$89,373	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $110.6 billion and $89.4 billion as of December 31, 2021 and 2020, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows, reinvestment of earnings and the deployment of proceeds from the issuance of debt. These increases were partially offset by unrealized losses on AFS securities in the year ended December 31, 2021 of $2.9 billion attributed to an increase in US Treasury rates.

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

NAIC designation[1]	NRSRO equivalent rating
1 A-G	AAA/AA/A
2 A-C	BBB
3 A-C	BB
4 A-C	B
5 A-C	CCC
6	CC and lower
1 As of December 31, 2020, the NAIC introduced 20 NAIC designation modifiers to be applied to each NAIC designation to determine a security’s NAIC designation category (NAIC 1.A through 1.G, NAIC 2.A through 2.C, NAIC 3.A through 3.C, NAIC 4.A through 4.C, NAIC 5.A through 5.C and NAIC 6). The NAIC has approved new unique risk-based capital charges for each of the 20 designated categories for reporting effective December 31, 2021.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	December 31, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$49,639	$51,514	46.6%	$38,171	$41,532	46.5%
2 A-C	51,587	53,398	48.3%	38,231	41,704	46.7%
Total investment grade	101,226	104,912	94.9%	76,402	83,236	93.2%
3 A-C	4,199	4,247	3.8%	4,777	4,853	5.4%
4 A-C	1,113	1,100	1.0%	1,191	1,145	1.3%
5 A-C	94	88	0.1%	149	114	0.1%
6	227	214	0.2%	25	25	—%
Total below investment grade	5,633	5,649	5.1%	6,142	6,137	6.8%
Total AFS securities including related party	$106,859	$110,561	100.0%	$82,544	$89,373	100.0%

A significant majority of our AFS portfolio, 94.9% and 93.2% as of December 31, 2021 and 2020, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$44,501	40.2%	$33,553	37.5%
BBB	47,636	43.1%	34,404	38.5%
Non-rated[1]	10,754	9.7%	12,732	14.3%
Total investment grade	102,891	93.0%	80,689	90.3%
BB	3,713	3.4%	4,020	4.5%
B	946	0.9%	1,030	1.2%
CCC	1,356	1.2%	1,557	1.7%
CC and lower	755	0.7%	973	1.1%
Non-rated[1]	900	0.8%	1,104	1.2%
Total below investment grade	7,670	7.0%	8,684	9.7%
Total AFS securities including related party	$110,561	100.0%	$89,373	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 7.0% and 9.7% as of December 31, 2021 and 2020, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of December 31, 2021 and 2020, non-rated securities were comprised 73% and 54%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 17% and 18%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of each of December 31, 2021 and 2020, 92% of the non-rated securities were designated NAIC 1 or 2.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $16.0 billion and $9.1 billion as of December 31, 2021 and 2020, respectively.

A summary of our ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$8,089	50.6%	$4,056	44.8%
2 A-C	7,047	44.1%	4,018	44.4%
Total investment grade	15,136	94.7%	8,074	89.2%
3 A-C	643	4.0%	700	7.7%
4 A-C	200	1.3%	265	2.9%
5 A-C	4	—%	16	0.2%
6	—	—%	—	—%
Total below investment grade	847	5.3%	981	10.8%
Total AFS ABS including related party	$15,983	100.0%	$9,055	100.0%

NRSRO rating agency designation
AAA/AA/A	$7,892	49.4%	$3,311	36.6%
BBB	6,975	43.5%	1,580	17.4%
Non-rated	232	1.5%	3,106	34.3%
Total investment grade	15,099	94.4%	7,997	88.3%
BB	680	4.3%	451	5.0%
B	200	1.3%	154	1.7%
CCC	4	—%	7	0.1%
CC and lower	—	—%	—	—%
Non-rated	—	—%	446	4.9%
Total below investment grade	884	5.6%	1,058	11.7%
Total AFS ABS including related party	$15,983	100.0%	$9,055	100.0%

As of December 31, 2021 and 2020, a substantial majority of our AFS ABS portfolio, 94.7% and 89.2%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 94.4% and 88.3%, respectively, of securities were considered investment grade based on NRSRO ratings. The increase in our ABS portfolio was primarily driven by the deployment of strong inflows into ABS securities primarily related to the assets from the SoftBank and Wheels fleet lease transactions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $16.2 billion and $11.1 billion as of December 31, 2021 and 2020, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$9,957	61.5%	$6,786	61.2%
2 A-C	6,096	37.6%	3,934	35.5%
Total investment grade	16,053	99.1%	10,720	96.7%
3 A-C	124	0.8%	356	3.2%
4 A-C	24	0.1%	9	0.1%
5 A-C	—	—%	4	—%
6	—	—%	—	—%
Total below investment grade	148	0.9%	369	3.3%
Total AFS CLO including related party	$16,201	100.0%	$11,089	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,943	61.4%	$6,781	61.2%
BBB	6,101	37.6%	3,930	35.4%
Non-rated	—	—%	9	0.1%
Total investment grade	16,044	99.0%	10,720	96.7%
BB	130	0.8%	356	3.2%
B	27	0.2%	9	0.1%
CCC	—	—%	4	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	157	1.0%	369	3.3%
Total AFS CLO including related party	$16,201	100.0%	$11,089	100.0%

As of December 31, 2021 and 2020, a substantial majority of our AFS CLO portfolio, 99.1% and 96.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in the current year.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.8 billion and $2.2 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, our CMBS portfolio included $2.0 billion (74% of the total) and $1.6 billion (72% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $2.1 billion (75% of the total) and $1.6 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.0 billion and $6.9 billion as of December 31, 2021 and 2020, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,097	85.4%	$6,196	89.6%
2 A-C	331	5.5%	232	3.4%
Total investment grade	5,428	90.9%	6,428	93.0%
3 A-C	327	5.5%	323	4.7%
4 A-C	172	2.9%	120	1.7%
5 A-C	29	0.5%	37	0.5%
6	14	0.2%	5	0.1%
Total below investment grade	542	9.1%	485	7.0%
Total AFS RMBS	$5,970	100.0%	$6,913	100.0%

NRSRO rating agency designation
AAA/AA/A	$1,110	18.6%	$872	12.6%
BBB	522	8.7%	635	9.2%
Non-rated[1]	1,648	27.6%	2,187	31.6%
Total investment grade	3,280	54.9%	3,694	53.4%
BB	184	3.1%	233	3.4%
B	193	3.2%	261	3.8%
CCC	1,281	21.5%	1,509	21.8%
CC and lower	733	12.3%	971	14.1%
Non-rated[1]	299	5.0%	245	3.5%
Total below investment grade	2,690	45.1%	3,219	46.6%
Total AFS RMBS	$5,970	100.0%	$6,913	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 90.9% and 93.0% as of December 31, 2021 and 2020, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments, including principal at par value. As a result of a fundamental difference in approach, as of December 31, 2021 and 2020, NRSRO characterized 54.9% and 53.4%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of December 31, 2021, our AFS securities, including related party, had a fair value of $110.6 billion, which was 3.5% above amortized cost of $106.9 billion. As of December 31, 2020, our AFS securities, including related party, had a fair value of $89.4 billion, which was 8.3% above amortized cost of $82.5 billion.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	December 31, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$19,369	$(338)	$19,031	98.3%	$51,514	(0.7)%
2 A-C	20,849	(475)	20,374	97.7%	53,398	(0.9)%
Total investment grade	40,218	(813)	39,405	98.0%	104,912	(0.8)%
3 A-C	1,494	(82)	1,412	94.5%	4,247	(1.9)%
4 A-C	410	(26)	384	93.7%	1,100	(2.4)%
5 A-C	41	(6)	35	85.4%	88	(6.8)%
6	61	(14)	47	77.0%	214	(6.5)%
Total below investment grade	2,006	(128)	1,878	93.6%	5,649	(2.3)%
Total	$42,224	$(941)	$41,283	97.8%	$110,561	(0.9)%

	December 31, 2020
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$5,010	$(129)	$4,881	97.4%	$41,532	(0.3)%
2 A-C	4,732	(168)	4,564	96.4%	41,704	(0.4)%
Total investment grade	9,742	(297)	9,445	97.0%	83,236	(0.4)%
3 A-C	1,646	(119)	1,527	92.8%	4,853	(2.5)%
4 A-C	563	(61)	502	89.2%	1,145	(5.3)%
5 A-C	54	(11)	43	79.6%	114	(9.6)%
6	1	—	1	100.0%	25	—%
Total below investment grade	2,264	(191)	2,073	91.6%	6,137	(3.1)%
Total	$12,006	$(488)	$11,518	95.9%	$89,373	(0.5)%

The gross unrealized losses on AFS securities, including related parties, were $941 million and $488 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, we held $7.4 billion and $6.9 billion, respectively, in energy sector fixed maturity securities, or 7% and 8%, respectively, of the total fixed maturity securities, including related parties. The gross unrealized capital losses on these securities were $35 million and $28 million, or 4% and 6% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Investments to the consolidated financial statements.

As of December 31, 2021 and December 31, 2020, we held an allowance for credit losses on AFS securities of $123 million and $104 million, respectively. During the year ended December 31, 2021, we recorded a change in provision for credit losses on AFS securities of $19 million, of which $9 million had an income statement impact and $10 million related to PCD securities. During the year ended December 31, 2020, we recorded a change in provision for credit losses on AFS securities of $87 million, of which $32 million had an income statement impact. These changes were primarily driven by the establishment of the allowance for credit losses in the first quarter of 2020 as well as an increase in RMBS and corporate allowances in the prior year as a result of the spread of COVID-19. The intent-to-sell impairments for the year ended December 31, 2021 and 2020 were $4 million and $17 million, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of December 31, 2021 and 2020, 35% and 34%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	December 31, 2021			December 31, 2020
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$5,172	$5,052	13.0%	$2,407	$2,597	8.6%
Italy	30	31	0.1%	6	8	—%
Spain	216	213	0.5%	51	59	0.2%
Total Ireland, Italy, Greece, Spain and Portugal[1]	5,418	5,296	13.6%	2,464	2,664	8.8%
Other Europe	8,618	8,974	23.1%	7,991	8,925	29.6%
Total Europe	14,036	14,270	36.7%	10,455	11,589	38.4%
Non-US North America	17,218	17,387	44.8%	13,188	13,335	44.3%
Australia & New Zealand	2,441	2,557	6.6%	1,925	2,143	7.1%
Central & South America	1,347	1,346	3.5%	620	666	2.2%
Africa & Middle East	1,966	2,019	5.2%	1,599	1,680	5.6%
Asia/Pacific	1,256	1,262	3.2%	661	712	2.4%
Supranational	—	—	—%	1	1	—%
Total	$38,264	$38,841	100.0%	$28,449	$30,126	100.0%

1 As of each of the respective periods, we had no holdings in Greece or Portugal.

Approximately 96.7% and 94.8% of these securities are investment grade by NAIC designation as of December 31, 2021 and 2020, respectively. As of December 31, 2021, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 25% were invested in securities of other non-US issuers.

Portugal, Ireland, Italy, Greece and Spain continue to represent credit risk as economic conditions in these countries continue to be volatile, especially within the financial and banking sectors. We had $5.3 billion and $2.7 billion of exposure in these countries as of December 31, 2021 and 2020, respectively. A significant majority of these assets relate to Ireland and are primarily made up of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of December 31, 2021, we held United Kingdom and Channel Islands AFS securities of $4.1 billion, or 3.7% of our AFS securities, including related parties. As of December 31, 2021, these securities were in a net unrealized gain position of $146 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $3.8 billion and $3.6 billion as of December 31, 2021 and 2020, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, MidCap profit participating notes, structured securities with embedded derivatives and investments which support various reinsurance arrangements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Net Carrying Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,870	20.1%	$3,589	22.5%
Retail	2,022	8.4%	2,083	13.1%
Apartment	4,626	19.2%	2,441	15.3%
Hotels	1,727	7.2%	1,294	8.1%
Industrial	2,336	9.7%	1,362	8.5%
Other commercial[1]	1,316	5.4%	679	4.3%
Total net commercial mortgage loans	16,897	70.0%	11,448	71.8%
Residential loans	7,251	30.0%	4,490	28.2%
Total mortgage loans, net of allowances	$24,148	100.0%	$15,938	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings were $24.1 billion and $15.9 billion as of December 31, 2021 and 2020, respectively. This included $1.9 billion of mezzanine mortgage loans as of December 31, 2021 and 2020 respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2021 and 2020, we had $990 million and $128 million, respectively, of mortgage loans that were 90 days past due, of which $54 million and $38 million, respectively, were in the process of foreclosure. As of December 31, 2021 and 2020, $856 million and $0 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19.

See Note 2 – Investments to the consolidated financial statements for information regarding credit loss allowance for collection loss, loan-to-value, and debt service coverage.

As of December 31, 2021, we had a mortgage loan valuation allowance of $237 million comprised of $167 million of CML and $70 million of RML allowances. As of December 31, 2020, we had a mortgage loan valuation allowance of $246 million comprised of $167 million of CML and $79 million of RML allowances. During the year ended December 31, 2021, we recorded a change in provision for credit losses on CMLs of $0 million and RMLs of $(14) million in the consolidated statements of income. During the year ended December 31, 2020, we recorded a change in provision for credit losses on CMLs of $(10) million and RMLs of $29 million in the consolidated statements of income.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related party:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$856	8.7%	348	5.7%
Credit funds	86	0.9%	107	1.8%
Private equity	343	3.5%	267	4.4%
Real assets	122	1.2%	81	1.3%
Total investment funds	1,407	14.3%	803	13.2%
Investment funds – related parties
Differentiated investments
Athora	743	7.5%	709	11.6%
Wheels/Donlen	700	7.1%	—	—%
Catalina	441	4.5%	334	5.5%
Venerable	219	2.2%	123	2.0%
A-A Mortgage[1]	26	0.3%	444	7.3%
Other	433	4.4%	279	4.6%
Total differentiated investments	2,562	26.0%	1,889	31.0%
Real estate	1,507	15.3%	828	13.5%
Credit funds	1,198	12.1%	375	6.2%
Private equity	751	7.6%	473	7.8%
Natural resources	172	1.7%	113	1.9%
Real assets	157	1.6%	172	2.8%
Public equities[2]	—	—%	110	1.8%
Investment in Apollo	2,112	21.4%	1,324	21.8%
Total investment funds – related parties	8,459	85.7%	5,284	86.8%
Total investment funds, including related parties	$9,866	100.0%	$6,087	100.0%

1 In April of 2021, we sold our investment in AmeriHome which is held by A-A Mortgage. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within the next year. [2] In December of 2021, we sold all remaining shares of our public equity investment in OneMain Holdings, Inc. (ticker:OMF).

Overall, the total investment funds, including related party, were $9.9 billion and $6.1 billion as of December 31, 2021 and 2020, respectively. See Note 2 – Investments to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related party, was primarily driven by the deployment into real assets, real estate and credit funds, an increase in the valuations of our investments in Apollo and Venerable and an investment in Wheels/Donlen, partially offset by the sale of AmeriHome and OneMain.

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of December 31, 2021, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$50	0.1%	$—	—%
US state, municipal and political subdivisions	338	0.6%	513	0.8%
Foreign governments	553	1.0%	301	0.5%
Corporate	26,143	46.5%	34,057	55.2%
CLO	5,322	9.5%	5,912	9.6%
ABS	7,951	14.2%	5,212	8.5%
CMBS	1,661	3.0%	2,374	3.8%
RMBS	1,586	2.8%	2,270	3.7%
Equity securities	243	0.4%	119	0.2%
Mortgage loans	9,437	16.8%	8,201	13.3%
Investment funds	1,807	3.2%	1,155	1.9%
Derivative assets	208	0.4%	200	0.3%
Short-term investments	54	0.1%	608	1.0%
Other investments	—	—%	15	—%
Cash and cash equivalents	1,049	1.9%	906	1.5%
Other assets and liabilities	(288)	(0.5)%	(201)	(0.3)%
Total funds withheld at interest including related party	$56,114	100.0%	$61,642	100.0%

As of December 31, 2021 and 2020, we held $56.1 billion and $61.6 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 93.5% and 94.1% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2021 and 2020, respectively. The decrease in funds withheld at interest, including related party, was primarily driven by run-off of the underlying blocks of business and unrealized losses in the year ended December 31, 2021 attributed to an increase in US Treasury rates.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$75,163	42.9%	$71,040	47.3%
CLO	17,892	10.2%	14,609	9.7%
Credit	93,055	53.1%	85,649	57.0%
RMBS	6,969	4.0%	8,337	5.6%
CML	21,438	12.2%	16,778	11.2%
RML	7,116	4.1%	4,774	3.2%
CMBS	3,440	2.0%	3,227	2.1%
Real estate	38,963	22.3%	33,116	22.1%
ABS	20,376	11.6%	13,137	8.7%
Alternative investments	9,873	5.6%	6,793	4.5%
State, municipal, political subdivisions and foreign government	2,505	1.4%	2,136	1.4%
Equity securities	754	0.4%	478	0.3%
Short-term investments	111	0.1%	479	0.3%
US government and agencies	212	0.1%	206	0.2%
Other investments	33,831	19.2%	23,229	15.4%
Cash and equivalents	6,086	3.5%	5,417	3.6%
Policy loans and other	1,296	0.7%	1,455	1.0%
Net invested assets excluding investment in Apollo	173,231	98.8%	148,866	99.1%
Investment in Apollo	2,112	1.2%	1,324	0.9%
Net invested assets	$175,343	100.0%	$150,190	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $175.3 billion and $150.2 billion as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our net invested assets were mainly comprised of 42.9% of corporate securities, 27.8% of structured securities, 16.3% of mortgage loans and 5.6% of alternative investments. Corporate securities included $23.0 billion of private placements, which represented 13.1% of our net invested assets. The increase in net invested assets as of December 31, 2021 from 2020 was primarily driven by growth from net organic inflows over liability outflows, reinvestment of earnings, an increase in valuation of several alternative investments and the deployment of proceeds from the issuances of short-term repurchase obligations and debt.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	December 31, 2021		December 31, 2020
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Retirement Services
Differentiated investments
MidCap	$666	6.7%	$611	9.0%
Wheels/Donlen	590	6.0%	—	—%
Catalina	442	4.6%	334	4.9%
Venerable	219	2.2%	123	1.8%
A-A Mortgage[1]	32	0.3%	546	8.0%
Other	1,090	11.0%	339	5.0%
Total differentiated investments	3,039	30.8%	1,953	28.7%
Real estate	2,673	27.1%	1,537	22.6%
Credit	1,163	11.8%	941	13.9%
Private equity	1,298	13.1%	831	12.2%
Real assets	330	3.3%	296	4.4%
Natural resources	115	1.2%	60	0.9%
Other	23	0.2%	—	—%
Total Retirement Services alternative investments	8,641	87.5%	5,618	82.7%
Corporate and Other
Athora	743	7.5%	661	9.7%
Credit	118	1.2%	93	1.4%
Natural resources	238	2.5%	238	3.5%
Equities[2]	133	1.3%	183	2.7%
Total Corporate and Other alternative investments	1,232	12.5%	1,175	17.3%
Net alternative investments	$9,873	100.0%	$6,793	100.0%

1 In April of 2021, we sold our investment in AmeriHome which is held by A-A Mortgage. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within a year after the sale.

2 As of December 31, 2021, equities included our public equity position in Jackson (ticker: JXN). In December of 2021, we sold all remaining shares of our public equity investment in OneMain.

Net alternative investments were $9.9 billion and $6.8 billion as of December 31, 2021 and 2020, respectively, representing 5.6% and 4.5% of our net invested assets portfolio as of December 31, 2021 and 2020, respectively. The increase in net alternative investments was primarily driven by deployment into real estate, credit and private equity funds; investments in Wheels/Donlen, FWD Group Holdings and Challenger; and an increase in the valuation of Venerable less the sale of a portion of our investment, partially offset by the sales of AmeriHome and OneMain.

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

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Our two largest alternative investments are Athora and MidCap. MidCap is an asset originator which, from time to time, provides us with access to assets for our investment portfolio, while Athora is a strategic investment. We previously held a stake in AmeriHome, which was also an asset originator that provided access to assets for our investment portfolio.

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

Our alternative investment in Athora had a carrying value of $743 million and $661 million as of December 31, 2021 and 2020, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 10.52%, 15.94% and 7.51% for the years ended December 31, 2021, 2020 and 2019, respectively. Alternative investment income from Athora was $76 million, $66 million and $10 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in alternative investment income for the year ended December 31, 2021 compared to 2020 was primarily due to an upsize in the investment in the fourth quarter of 2020.

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

Our alternative investment in MidCap had a carrying value of $666 million and $611 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, this alternative investment was comprised of our equity investment in MidCap of $659 million and $534 million, respectively, and redeemable preferred stock of $7 million and $77 million, respectively. The MidCap equity investment returned a net investment earned rate of 16.34%, 1.90% and 11.56% for the years ended December 31, 2021, 2020 and 2019, respectively. Alternative investment income from equity investment in MidCap was $102 million, $13 million and $65 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in alternative investment income for the year ended December 31, 2021 compared to 2020 was mainly driven by an increase in valuation associated with a capital raise priced at a slight premium and the decrease in valuation in the prior year reflecting an increase in loan loss assumptions and lower origination volumes due to the interest rate environment. The redeemable preferred stock returned a net investment earned rate of 25.86%, 39.09% and 0.00% for the years ended December 31, 2021, 2020 and 2019, respectively. Alternative investment income from the redeemable preferred stock was $9 million, $18 million and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in alternative investment income from the redeemable preferred stock for the year ended December 31, 2021 compared to 2020 was primarily driven by a decrease in net asset value due to the partial early redemption of the preferred stock in the second quarter of 2021.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On February 16, 2021, Apollo, Athene and AmeriHome announced the sale of AmeriHome to a subsidiary of Western Alliance Bancorporation and the transaction closed on April 7, 2021. Our alternative investment in A-A Mortgage had a carrying value of $32 million and $546 million as of December 31, 2021 and 2020, respectively. Our investment in A-A Mortgage represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from A-A Mortgage and, prior to the sale, the fair value of AmeriHome. Following the sale of AmeriHome, A-A Mortgage distributed the majority of the proceeds, with the remaining residual investment expected to be distributed within a year after the sale. A-A Mortgage returned a net investment earned rate of 62.90%, 44.30% and 14.00% for the years ended December 31, 2021, 2020 and 2019, respectively. Alternative investment income from A-A Mortgage was $188 million, $297 million and $81 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in alternative investment income for the year ended December 31, 2021 compared to 2020 was primarily due to the sale of AmeriHome in April as well as strong investment performance in the prior year, partially offset by an increase in valuation resulting from the April sale reflecting a premium of the platform sale, net of carry and transaction expenses.

Public Equities

We hold a public equity position in Jackson, previously held as a private equity investment, after Jackson’s former parent company, Prudential plc, completed a dividend demerger transaction in September 2021 which resulted in Jackson becoming a publicly traded company. Although the net invested asset value of this equity position is not significant, it has the ability to create volatility in our statements of income. As of December 31, 2021, we held approximately 3.4 million shares of Jackson, reflective of the sale of approximately 0.4 million shares in December, with a market value of $133 million, net of the ACRA noncontrolling interest. Alternative investment income (loss) from Jackson was $75 million, $(84) million and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in alternative investment income was driven by the increase in Jackson’s share price after the completion of the dividend demerger transaction and a write-down of the investment in the prior year.

Prior to the sale of our remaining shares in OneMain in December, we indirectly held a public equity position in OneMain through our equity investment in an alternative investment. Although the net invested asset value of this security was not significant, such securities have resulted in volatility in our statements of income. As of December 31, 2021 and 2020, we indirectly held approximately 0.0 million and 2.8 million shares of OneMain with a market value of $0 million and $110 million, respectively. Alternative investment income from OneMain was $33 million, $33 million and $64 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliations to the nearest GAAP measure for adjusted operating income available to common shareholders is included in the Consolidated Results of Operations section.

The reconciliation of basic earnings per Class A common share to adjusted operating earnings per common share is as follows:

	Years ended December 31,
	2021	2020	2019
Basic earnings per share – Class A common shares	$19.40	$8.51	$11.44
Non-operating adjustments
Realized gains on sale of AFS securities	2.74	0.14	0.68
Unrealized, allowances and other investment gains (losses)	0.95	(0.79)	(0.02)
Change in fair value of reinsurance assets	(3.16)	4.09	7.64
Offsets to investment gains (losses)	0.28	(0.82)	(2.91)
Investment gains, net of offsets	0.81	2.62	5.39
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	3.48	(1.22)	(0.36)
Integration, restructuring and other non-operating expenses	(0.63)	(0.05)	(0.37)
Stock compensation expense	(0.01)	(0.06)	(0.07)
Income tax expense – non-operating	(0.37)	(0.25)	—
Less: Total non-operating adjustments	3.28	1.04	4.59
Less: Effect of items convertible to or settled in Class A common shares	0.69	1.05	(0.12)
Adjusted operating earnings per common share	$15.43	$6.42	$6.97

The reconciliation of basic weighted average common shares outstanding - Class A to weighted average common shares outstanding - adjusted operating, which is included in adjusted operating earnings per common share, is as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
Basic weighted average common shares outstanding – Class A	191.6	184.9	153.9
Conversion of Class B common shares to Class A common shares	—	4.2	25.4
Conversion of Class M common shares to Class A common shares	—	0.7	5.1
Effect of other stock compensation plans	7.1	3.7	0.4
Weighted average common shares outstanding – adjusted operating	198.7	193.5	184.8

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholders’ equity, which is included in adjusted book value per common share, adjusted debt to capital ratio and adjusted operating ROE, is as follows:

	December 31,
(In millions)	2021	2020	2019
Total AHL shareholders’ equity	$20,130	$18,657	$13,391
Less: Preferred stock	2,312	2,312	1,172
Total AHL common shareholders’ equity	17,818	16,345	12,219
Less: AOCI	2,430	3,971	2,281
Less: Accumulated change in fair value of reinsurance assets	585	1,142	493
Total adjusted AHL common shareholders’ equity	$14,803	$11,232	$9,445

Segment adjusted AHL common shareholders’ equity
Retirement Services	$11,453	$7,732	$7,443
Corporate and Other	3,350	3,500	2,002
Total adjusted AHL common shareholders’ equity	$14,803	$11,232	$9,445

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of average AHL shareholders’ equity to average adjusted AHL common shareholders’ equity, which is included in adjusted operating ROE is as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
Average AHL shareholders’ equity	$19,295	$14,528	$10,834
Less: Average preferred stock	2,312	1,633	586
Less: Average AOCI	2,954	2,030	905
Less: Average accumulated change in fair value of reinsurance assets	776	575	209
Average adjusted AHL common shareholders’ equity	$13,253	$10,290	$9,134

Segment average adjusted AHL common shareholders’ equity
Retirement Services	$9,663	$7,491	$7,625
Corporate and Other	3,590	2,799	1,509
Average adjusted AHL common shareholders’ equity	$13,253	$10,290	$9,134

The reconciliation of Class A common shares outstanding to adjusted operating common shares outstanding, which is included in adjusted book value per common share, is as follows:

	December 31,
(In millions)	2021	2020
Class A common shares outstanding	191.9	191.2
Effect of other stock compensation plans	8.6	6.0
Adjusted operating common shares outstanding	200.5	197.2

The reconciliation of book value per common share to adjusted book value per common share is as follows:

	December 31,
	2021	2020
Book value per common share	$92.83	$85.51
AOCI	(12.66)	(20.77)
Accumulated change in fair value of reinsurance assets	(3.05)	(5.98)
Effect of items convertible to or settled in Class A common shares	(3.28)	(1.81)
Adjusted book value per common share	$73.84	$56.95

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

	December 31,
(In millions, except percentages)	2021	2020
Total debt	$2,964	$1,976
Total AHL shareholders’ equity	20,130	18,657
Total capitalization	23,094	20,633
Less: AOCI	2,430	3,971
Less: Accumulated change in fair value of reinsurance assets	585	1,142
Total adjusted capitalization	$20,079	$15,520

Debt to capital ratio	12.8%	9.6%
AOCI	1.6%	2.4%
Accumulated change in fair value of reinsurance assets	0.4%	0.7%
Adjusted debt to capital ratio	14.8%	12.7%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Years ended December 31,
	2021		2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$7,177	4.49%	$4,885	3.68%	$4,596	3.97%
Change in fair value of reinsurance assets	1,451	0.90%	1,408	1.06%	680	0.59%
Alternative gains (losses)	144	0.09%	(102)	(0.08)%	1	—%
ACRA noncontrolling interest	(943)	(0.59)%	(559)	(0.42)%	(61)	(0.05)%
Apollo investment (gain)	(864)	(0.54)%	(225)	(0.17)%	—	—%
Held for trading amortization and other	114	0.07%	(79)	(0.06)%	(37)	(0.03)%
Total adjustments to arrive at net investment earnings/earned rate	(98)	(0.07)%	443	0.33%	583	0.51%
Total net investment earnings/earned rate	$7,079	4.42%	$5,328	4.01%	$5,179	4.48%

Retirement Services	$6,791	4.30%	$5,287	4.04%	$5,062	4.43%
Corporate and Other	288	14.73%	41	2.17%	117	8.33%
Total net investment earnings/earned rate	$7,079	4.42%	$5,328	4.01%	$5,179	4.48%

Retirement Services average net invested assets	$158,064		$130,887		$114,310
Corporate and Other average net invested assets ex. Apollo investment	1,955		1,863		1,409
Consolidated average net invested assets ex. Apollo investment	$160,019		$132,750		$115,719

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of interest sensitive contract benefits to Retirement Services’ cost of crediting, and the respective rates, is as follows:

	Years ended December 31,
	2021		2020		2019
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP interest sensitive contract benefits	$4,442	2.81%	$3,891	2.97%	$4,557	3.99%
Interest credited other than deferred annuities and institutional products	405	0.26%	312	0.24%	232	0.20%
FIA option costs	1,125	0.71%	1,101	0.84%	1,109	0.97%
Product charges (strategy fees)	(165)	(0.10)%	(136)	(0.10)%	(119)	(0.10)%
Reinsurance embedded derivative impacts	49	0.03%	57	0.04%	57	0.05%
Change in fair value of embedded derivatives – FIAs	(2,500)	(1.58)%	(2,404)	(1.84)%	(3,644)	(3.19)%
Negative VOBA amortization	18	0.01%	21	0.02%	36	0.03%
ACRA noncontrolling interest	(637)	(0.40)%	(433)	(0.33)%	(42)	(0.03)%
Other changes in interest sensitive contract liabilities	31	0.01%	8	0.01%	(7)	(0.01)%
Total adjustments to arrive at cost of crediting	(1,674)	(1.06)%	(1,474)	(1.12)%	(2,378)	(2.08)%
Retirement Services cost of crediting	$2,768	1.75%	$2,417	1.85%	$2,179	1.91%

Retirement Services cost of crediting on deferred annuities	$1,939	1.85%	$1,884	1.95%	$1,774	1.97%
Retirement Services cost of crediting on institutional products	829	2.52%	533	3.05%	405	3.47%
Retirement Services cost of crediting	$2,768	1.75%	$2,417	1.85%	$2,179	1.91%

Retirement Services average net invested assets	$158,064		$130,887		$114,310
Average account value on deferred annuities	104,874		96,848		89,878
Average net institutional reserve liabilities	32,911		17,505		11,632

The reconciliation of GAAP benefits and expenses to other liability costs is as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
GAAP benefits and expenses	$22,134	$12,558	$13,956
Premiums	(14,262)	(5,963)	(6,382)
Product charges	(621)	(571)	(524)
Other revenues	(72)	(36)	(37)
Cost of crediting	(1,594)	(1,259)	(1,013)
Change in fair value of embedded derivatives – FIA, net of offsets	(2,989)	(2,261)	(3,577)
DAC, DSI and VOBA amortization related to investment gains and losses	115	(95)	(477)
Rider reserves related to investment gains and losses	(4)	(10)	(58)
Policy and other operating expenses, excluding policy acquisition expenses	(772)	(533)	(488)
AmerUs closed block fair value liability	57	(104)	(152)
ACRA noncontrolling interest	(759)	(527)	(74)
Other changes in benefits and expenses	(8)	(41)	(2)
Total adjustments to arrive at other liability costs	(20,909)	(11,400)	(12,784)
Other liability costs	$1,225	$1,158	$1,172

Retirement Services	$1,225	$1,158	$1,172
Corporate and Other	—	—	—
Consolidated other liability costs	$1,225	$1,158	$1,172

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of policy and other operating expenses to operating expenses is as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
GAAP policy and other operating expenses	$1,101	$855	$744
Interest expense	(139)	(114)	(67)
Policy acquisition expenses, net of deferrals	(329)	(322)	(256)
Integration, restructuring and other non-operating expenses	(134)	(10)	(70)
Stock compensation expenses	(2)	(11)	(12)
ACRA noncontrolling interest	(93)	(58)	(5)
Other changes in policy and other operating expenses	(9)	(2)	—
Total adjustments to arrive at operating expenses	(706)	(517)	(410)
Operating expenses	$395	$338	$334

Retirement Services	$316	$275	$266
Corporate and Other	79	63	68
Consolidated operating expenses	$395	$338	$334

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	December 31,
(In millions)	2021	2020
Total investments, including related parties	$212,513	$182,421
Derivative assets	(4,387)	(3,523)
Cash and cash equivalents (including restricted cash)	10,429	8,442
Accrued investment income	968	905
Payables for collateral on derivatives	(3,934)	(3,203)
Reinsurance funds withheld and modified coinsurance	(1,035)	(2,459)
VIE and VOE assets, liabilities and noncontrolling interest	(539)	(136)
Unrealized (gains) losses	(4,057)	(7,275)
Ceded policy loans	(169)	(204)
Net investment receivables (payables)	75	99
Allowance for credit losses	361	357
Total adjustments to arrive at gross invested assets	(2,288)	(6,997)
Gross invested assets	210,225	175,424
ACRA noncontrolling interest	(34,882)	(25,234)
Net invested assets	$175,343	$150,190

The reconciliation of total investment funds, including related parties, to net alternative investments within net invested assets is as follows:

	December 31,
(In millions)	2021	2020
Investment funds, including related parties	$9,866	$6,087
Equity securities	156	165
CLO and ABS equities included in trading securities	2,134	971
Investment in Apollo	(2,112)	(1,324)
Investment funds within funds withheld at interest	1,807	1,155
Royalties and other assets included in other investments	(722)	66
Unrealized (gains) losses and other adjustments	14	(44)
ACRA noncontrolling interest	(1,270)	(283)
Total adjustments to arrive at alternative investments	7	706
Net alternative investments	$9,873	$6,793

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

	December 31,
(In millions)	2021	2020
Total liabilities	$212,968	$182,631
Long-term debt	(2,964)	(1,976)
Derivative liabilities	(472)	(298)
Payables for collateral on derivatives	(6,446)	(3,203)
Funds withheld liability	(439)	(452)
Other liabilities	(2,997)	(2,040)
Reinsurance ceded receivables	(4,594)	(4,848)
Policy loans ceded	(169)	(204)
ACRA noncontrolling interest	(32,933)	(24,618)
Other	(3)	(3)
Total adjustments to arrive at net reserve liabilities	(51,017)	(37,642)
Net reserve liabilities	$161,951	$144,989

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of December 31, 2021 was $92.5 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of December 31, 2021 was $31.1 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of December 31, 2021 and had a remaining term of more than two years, subject to up to two one-year extensions. We also have access to more than $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Liquidity risk is monitored, managed and mitigated through a number of stress tests and analyses to assess our ability to meet our cash flow requirements, as well as the ability of our reinsurance and insurance subsidiaries to meet their collateral obligations, under various stress scenarios. We further seek to mitigate liquidity risk by maintaining access to alternative, external sources of liquidity as described below.

Our liquidity risk management framework is codified in the company’s Liquidity Risk Policy that is reviewed and approved by our board of directors.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of December 31, 2021 and 2020, approximately 74% and 75%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2021 and 2020, approximately 54% and 56%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of December 31, 2021 and 2020, we had $0 million of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2021 and 2020, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $2.8 billion and $2.0 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2021, the total maximum borrowings under the FHLB facilities were limited to $40.2 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of December 31, 2021 we had the ability to draw up to a total of approximately $3.7 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of December 31, 2021 and 2020, the payables for repurchase agreements were $3.1 billion and $598 million, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $3.2 billion and $644 million, respectively. As of December 31, 2021, payables for repurchase agreements were comprised of $2.5 billion of short-term and $598 million of long-term repurchase agreements. As of December 31, 2020, payables for repurchase agreements were comprised of $0 million of short-term and $598 million of long-term repurchase agreements.

On May 1, 2020, we signed a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of December 31, 2021, we had no outstanding payables under this facility.

On July 26, 2021, we entered into a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of December 31, 2021, we had no outstanding payables under this facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
Net income	$3,800	$1,921	$2,185
Payment at inception or recapture of reinsurance agreements, net	—	(723)	—
Non-cash revenues and expenses	6,492	2,956	471
Net cash provided by operating activities	10,292	4,154	2,656
Sales, maturities and repayments of investments	42,063	18,712	17,776
Purchases of investments	(70,220)	(33,230)	(27,687)
Other investing activities	225	(299)	(45)
Net cash used in investing activities	(27,932)	(14,817)	(9,956)
Issuance of common stock	11	351	—
Net proceeds and repayments of debt	997	917	475
Inflows on investment-type policies and contracts	21,447	18,836	11,569
Withdrawals on investment-type policies and contracts	(7,042)	(7,067)	(6,548)
Net capital contributions and distributions to/from noncontrolling interests	758	194	575
Net change in cash collateral posted for derivative transactions and securities to repurchase	3,243	546	2,286
Issuance of preferred stock, net of expenses	—	1,140	1,172
Preferred stock dividends	(141)	(95)	(36)
Repurchase of common stock	(8)	(428)	(832)
Other financing activities	364	95	(124)
Net cash provided by financing activities	19,629	14,489	8,537
Effect of exchange rate changes on cash and cash equivalents	(2)	(26)	—
Net increase (decrease) in cash and cash equivalents[1]	$1,987	$3,800	$1,237

[1] Includes cash and cash equivalents and restricted cash.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $10.3 billion, $4.2 billion and $2.7 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in cash provided by operating activities was primarily driven by higher cash received from pension group annuity transactions and the prior year restructuring of a coinsurance agreement to a funds withheld agreement with an existing reinsurance partner.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $27.9 billion, $14.8 billion and $10.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in cash used in investing activities was primarily attributed to an increase in purchases of investments due to the deployment of significant cash inflows from organic growth over the previous twelve months, the redeployment of the Jackson reinsurance investment portfolio and the redeployment of debt issuances.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred stock dividends. Our financing activities provided cash flows totaling $19.6 billion, $14.5 billion and $8.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily attributed to higher organic inflows from retail and funding agreements net of withdrawals. Additionally, other drivers of the increase include additional collateral received on derivative assets, net capital contributions from noncontrolling interests and a decrease in repurchases of common stock, partially offset by the issuance of preferred stock in the prior year and the issuance of common stock in connection with the strategic transaction with Apollo in the prior year.

Material Cash Obligations

The following table summarizes estimated future cash obligations as of December 31, 2021:

	Payments Due by Period
(In millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Interest sensitive contract liabilities	$156,325	$16,903	$34,596	$30,729	$74,097
Future policy benefits	42,488	1,955	3,000	2,915	34,618
Other policy claims and benefits	138	138	—	—	—
Dividends payable to policyholders	101	5	9	9	78
Long-term debt[1]	4,802	125	253	253	4,171
Securities to repurchase[2]	3,157	2,526	26	605	—
Total	$207,011	$21,652	$37,884	$34,511	$112,964

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

Holding Company Liquidity

Dividends Declared

Our board of directors declared common stock cash dividends of $750 million on December 31, 2021, payable to holders of AHL’s Class A shares with a record date and payment date following the completion of our merger with AGM, as discussed further in Note 1 – Business, Basis of Presentation and Significant Accounting Policies. The dividend was paid on January 4, 2022.

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

Subject to these limitations and prior notification to the appropriate regulatory agency, the US insurance subsidiaries are permitted to pay ordinary dividends based on calculations specified under insurance laws of the relevant state of domicile. Any distributions above the amount permitted by statute in any twelve month period are considered to be extraordinary dividends, and require the approval of the appropriate regulator prior to payment. AHL does not currently plan on having the US subsidiaries pay any dividends to their parents.

Dividends from ALRe are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the BMA an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its relevant margins, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA. As of December 31, 2021 and 2020, ALRe was permitted to dividend or distribute up to $7.1 billion and $10.0 billion, respectively.

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

Debt – The following summarizes our outstanding long-term senior notes (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Unsecured Notes	January 12, 2018	2028	4.125%	$1,000
2030 Senior Unsecured Notes	April 3, 2020	2030	6.150%	$500
2031 Senior Unsecured Notes	October 8, 2020	2031	3.500%	$500
2051 Senior Unsecured Notes	May 25, 2021	2051	3.950%	$500
2052 Senior Unsecured Notes	December 13, 2021	2052	3.450%	$500

See Note 9 – Debt to the consolidated financial statements for further information on debt.

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances (in millions, except share, per share data and percentages):

Issuance	Fixed/Floating	Rate	Issue Date	Shares Issued	Par Value Per Share	Liquidation Value Per Share	Aggregate Net Proceeds
Series A	Fixed-to-Floating Rate	6.350%	June 10, 2019	34,500	$1.00	$25,000	$839
Series B	Fixed-Rate	5.625%	September 19, 2019	13,800	$1.00	$25,000	$333
Series C	Fixed-Rate Reset	6.375%	June 11, 2020	24,000	$1.00	$25,000	$583
Series D	Fixed-Rate	4.875%	December 18, 2020	23,000	$1.00	$25,000	$557

See Note 10 – Equity to the consolidated financial statements for further information on preferred stock.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $2 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2021 and 2020, the revolving note payable had an outstanding balance of $158 million and $0 million, respectively.

Use of Captives

While our business strategy does not involve the use of captives, we ceded certain liabilities to a captive reinsurer that we acquired in connection with the Aviva USA acquisition. The captive reinsurer was formed in 2011 and is domiciled in the state of Vermont. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 13 – Statutory Requirements to the consolidated financial statements, a permitted practice of the state of Vermont allows the captive to include issued and outstanding letters of credit in the amount of $117 million and $134 million as of December 31, 2021 and 2020, respectively, as admitted assets in its statutory financial statements. The NAIC and certain state insurance departments have scrutinized insurance companies’ use of affiliated captive reinsurers. Regulatory changes regarding the use of captives could affect our financial position and results of operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

We believe that we have a strong capital position and that we are well positioned to meet policyholder and other obligations. We measure capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As of December 31, 2021 and 2020, our US insurance companies’ TAC, as defined by the NAIC, was $3.0 billion and $2.7 billion, respectively, and our US RBC ratio was 377% and 425%, respectively. The decrease was primarily driven by strong growth in our organic channels, a recent NAIC update to C-1 factors, higher unfunded commitments and the impairment of a COLI asset, partially offset by higher total adjusted capital largely from capital contributions. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards as of December 31, 2021 and 2020, respectively.

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $14.6 billion and $13.5 billion as of December 31, 2021 and 2020, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The Bermuda group’s EBS capital and surplus was $19.7 billion and $17.2 billion, resulting in a BSCR ratio of 232% and 254% as of December 31, 2021 and 2020, respectively. The decrease was primarily driven by strong growth in our organic channels and the declared dividend. The Bermuda group’s BSCR ratio includes the capital and surplus of ALRe, AARe, ALReI and all of their subsidiaries, and including AUSA and its subsidiaries. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2021 and 2020, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2021 and 2020, our Bermuda RBC was 410% and 460%, respectively. The decrease was primarily driven by strong growth in our organic channels, a recent NAIC update to C-1 factors and the declared dividend. The Bermuda RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance subsidiaries on an aggregate basis with certain adjustments made by management as described in the glossary. We exclude our interests in the AOG units and other subsidiary holding companies from our capital base for purposes of calculating Bermuda RBC, but do reflect such interests within our capital analysis, net of risk charges.

Repurchase of Securities

Share Repurchase Program

In December of 2018, our board of directors established a share repurchase program with an initial authorization for the repurchase of up to $250 million of our Class A common shares. In 2019, our board of directors approved four additional authorizations under our share repurchase program for the purchase of up to an additional $1.3 billion of our Class A common shares, in the aggregate, for a total authorization of $1.6 billion. We have repurchased, in the aggregate, 35.6 million Class A common shares for $1.3 billion since inception of our share repurchase program. On February 8, 2022, our board of directors terminated our prior repurchase authorization and as a result we have $0 million of repurchase authorization remaining.

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

Valuation of Fixed Maturity and Equity Securities

The following table presents the fair value of fixed maturity and equity securities, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2021
(In millions, except for percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$39,857	$—	$39,848	$9
Priced via independent broker-dealer quotations	59,538	214	57,899	1,425
Priced via affiliated broker-dealer quotations	11,166	—	266	10,900
Priced via other methods	—	—	—	—
Trading securities
Priced via commercial pricing services	126	—	126	—
Priced via independent broker-dealer quotations	1,919	3	1,852	64
Priced via affiliated broker-dealer quotations	1,792	—	16	1,776
Priced via other methods	—	—	—	—
Total fixed maturity securities including related party	114,398	217	100,007	14,174
Equity securities
Priced via commercial pricing services	171	—	—	171
Priced via independent broker-dealer quotations	892	86	290	516
Priced via affiliated broker-dealer quotations	391	—	365	26
Priced via other methods	—	—	—	—
Total equity securities including related party	1,454	86	655	713
Total fixed maturity and equity securities including related party	$115,852	$303	$100,662	$14,887
Percent of total	100.0%	0.3%	86.9%	12.8%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We measure the fair value of our securities based on assumptions used by market participants in pricing the assets, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk. The estimate of fair value is the price that would be received to sell a security in an orderly transaction between market participants in the principal market, or the most advantageous market in the absence of a principal market, for that security. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange while not under duress. The valuation of securities involves judgment, is subject to considerable variability and is revised as additional information becomes available. As such, changes in, or deviations from, the assumptions used in such valuations can significantly affect our consolidated financial statements.

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2021, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.4% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

We issue and reinsure deferred annuity contracts which contain GLWB and GMDB riders. We establish future policy benefits for GLWB and GMDB by estimating the expected value of withdrawal and death benefits in excess of the projected account balance. We recognize the excess proportionally over the accumulation period based on total actual and expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and utilization of the benefit riders; mortality; and market conditions affecting the account balance.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes are sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of December 31, 2021, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.3 billion. The increase (decrease) to the GLWB and GMDB liability balance, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth is summarized as follows:

(In millions)	December 31, 2021
+10% assessments	$(156)
–10% assessments	171
+100 bps discount rate	147
–100 bps discount rate	(161)
1% higher annual equity growth	(40)
1% lower annual equity growth	38

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

As of December 31, 2021, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $14.9 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2021
+100 bps discount rate	$(1,112)
–100 bps discount rate	1,208

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

As of December 31, 2021, DAC, DSI and VOBA totaled $5.4 billion. The increases (decreases) to DAC, DSI and VOBA from hypothetical changes in estimated future gross profits and the embedded derivative discount rate are summarized as follows:

	December 31, 2021
(In millions)	DAC	DSI	VOBA	Total
+10% estimated future gross profits	$163	$44	$48	$255
–10% estimated future gross profits	(184)	(49)	(52)	(285)
+100 bps discount rate	(178)	(68)	(35)	(281)
–100 bps discount rate	196	75	36	307

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

To be deemed an investment company an entity must, at a minimum, meet the following fundamental criteria: (1) obtain funds from one or more investors and provide the investor(s) with defined investment management services, (2) commit to its investor(s) that its business purpose and only substantive activities are investing funds solely for returns from capital appreciation, investment income, or both, and (3) it or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income.

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

We expect that earnings from AHL’s US subsidiaries will not be subject to US dividend withholding tax under the UK Treaty. Any dividends remitted from ALRe are not subject to withholding tax.

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

Risk Management

The risk management team structure consists of an enterprise risk management (ERM) team, a derivatives trading team and an asset risk team. The risk management team is led by our Chief Risk Officer, who reports to the chair of the AHL Risk Committee. Our risk management team is comprised of approximately 43 dedicated, full-time employees.

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

Inflation Risk

We manage our inflation risk so as to maintain minimal exposure to changes in purchasing power. In general, we attempt to match inflation exposure of assets and liabilities. When the inflation exposure profiles of assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate inflation mismatch risk. We attempt to hedge the majority of inflation risk arising from the pension group annuities business that we reinsure.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of December 31, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $17 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2020, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $691 million with an offsetting increase to pre-tax income of $35 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in sensitivity was primarily due to the redeployment of the investment portfolio from the Jackson reinsurance transaction and continued run-off of the third party reinsurance. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to adjusted operating income would be an increase of approximately $25 – $35 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC, DSI, and VOBA amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “non-operating adjustments” in our reconciliation between net income available to AHL common shareholders and adjusted operating income available to common shareholders. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment for the reconciliation of net income available to AHL common shareholders to adjusted operating income available to common shareholders. The impact of changing rates on these non-operating adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2021, which discussion encompasses the impact of such an increase on certain of the non-operating adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of December 31, 2021, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $392 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC, DSI, and VOBA amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $131 million. As of December 31, 2020, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $508 million with an offsetting increase to our pre-tax income of $110 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the sensitivity as of December 31, 2021 when compared to that as of December 31, 2020 is driven by the distribution of our investment in Apollo to AGM after our merger. This is partially offset by equity market performance during 2021 which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Athene Holding Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Athene Holding Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of certain structured fixed maturity securities

As described in Notes 2 and 5 to the consolidated financial statements, structured fixed maturity securities include collateralized loan obligations (CLO), asset-backed securities (ABS), residential mortgage-backed securities (RMBS), and commercial mortgage-backed securities (CMBS), which represented approximately 18% of the Company’s total $177,567 million in investments and 32% of the Company’s $34,946 million in investments in related parties as of December 31, 2021. Management utilized third-party commercial pricing services; third-party brokers; industry-standard, vendor modeling software that uses market observable inputs; and other internal modeling techniques based on projected cash flows and unobservable inputs to value certain of its structured fixed maturity securities. The significant unobservable inputs included discount rates, issue specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers.

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

Valuation of embedded derivatives of fixed indexed annuities
As described in Notes 1, 3 and 5 to the consolidated financial statements, the Company issues and reinsures fixed indexed annuity products that contain embedded derivatives, valued at $14,907 million as of December 31, 2021. Fixed indexed annuity contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which included assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior assumptions including lapses and the use of benefit riders.
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
February 25, 2022

We have served as the Company’s auditor since 2015.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions)	2021	2020
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2021 – $96,458 and 2020 – $76,100; allowance for credit losses: 2021 – $123 and 2020 – $103)	$100,159	$82,853
Trading securities, at fair value	2,056	2,093
Equity securities (portion at fair value: 2021 – $1,170 and 2020 – $330)	1,170	532
Mortgage loans (allowance for credit losses: 2021 – $232 and 2020 – $232; portion at fair value: 2021 – $17 and 2020 – $19; consolidated variable interest entities: 2021 – $1,809 and 2020 – $1,880)	22,557	15,264
Investment funds (portion at fair value: 2021 – $412 and 2020 – $161; consolidated variable interest entities: 2021 – $229 and 2020 – $0)	1,407	803
Policy loans	312	369
Funds withheld at interest (portion at fair value: 2021 – $782 and 2020 – $1,944)	43,907	48,612
Derivative assets	4,387	3,523
Short-term investments, at fair value	139	222
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $3; portion at fair value: 2021 – $130 and 2020 – $105)	1,473	572
Total investments	177,567	154,843
Cash and cash equivalents (consolidated variable interest entities: 2021 – $154 and 2020 – $0)	9,633	7,704
Restricted cash	796	738
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2021 – $10,401 and 2020 – $6,444; allowance for credit losses: 2021 – $0 and 2020 – $1)	10,402	6,520
Trading securities, at fair value	1,781	1,529
Equity securities, at fair value	284	72
Mortgage loans (allowance for credit losses: 2021 – $5 and 2020 – $14; consolidated variable interest entities: 2021 – $231 and 2020 – $0)	1,591	674
Investment funds (portion at fair value: 2021 – $4,026 and 2020 – $2,119; consolidated variable interest entities: 2021 – $1,068 and 2020 – $0)	8,459	5,284
Funds withheld at interest (portion at fair value: 2021 – $578 and 2020 – $862)	12,207	13,030
Other investments (allowance for credit losses: 2021 – $0 and 2020 – $4)	222	469
Accrued investment income (related party: 2021 – $54 and 2020 – $38)	968	905
Reinsurance recoverable (portion at fair value: 2021 – $1,991 and 2020 – $2,100)	4,594	4,848
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,362	4,906
Other assets (consolidated variable interest entities: 2021 – $26 and 2020 – $1)	1,283	1,249
Total assets	$235,149	$202,771
(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2021	2020
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2021 – $12,948 and 2020 – $14,150; portion at fair value: 2021 – $16,142 and 2020 – $14,181)	$156,325	$144,566
Future policy benefits (related party: 2021 – $1,853 and 2020 – $1,610; portion at fair value: 2021 – $2,262 and 2020 – $2,376)	42,488	29,258
Other policy claims and benefits	138	130
Dividends payable to policyholders	101	110
Long-term debt	2,964	1,976
Derivative liabilities	472	298
Payables for collateral on derivatives and securities to repurchase	7,044	3,801
Funds withheld liability (portion at fair value: 2021 – $45 and 2020 – $59)	439	452
Other liabilities (related party: 2021 – $936 and 2020 – $112; consolidated variable interest entities: 2021 – $461 and 2020 – $134)	2,997	2,040
Total liabilities	212,968	182,631
Commitments and Contingencies (Note 15)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2021 and 2020 – 425.0 shares; issued and outstanding: 2021 – 192.2 and 2020 – 191.5 shares	—	—
Additional paid-in capital	6,667	6,613
Retained earnings	11,033	8,073
Accumulated other comprehensive income (related party: 2021 – $33 and 2020 – $59)	2,430	3,971
Total Athene Holding Ltd. shareholders’ equity	20,130	18,657
Noncontrolling interests	2,051	1,483
Total equity	22,181	20,140
Total liabilities and equity	$235,149	$202,771
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income

	Years ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenues
Premiums (related party: 2021 – $298, 2020 – $322 and 2019 – $243)	$14,262	$5,963	$6,382
Product charges (related party: 2021 – $43, 2020 – $51 and 2019 – $54)	621	571	524
Net investment income (related party investment income: 2021 – $2,498, 2020 – $1,101 and 2019 – $779; consolidated variable interest entities: 2021 – $77, 2020 – $51 and 2019 – $74; and related party investment expense: 2021 – $592, 2020 – $490 and 2019 – $426)	7,177	4,885	4,596
Investment related gains (losses) (related party: 2021 – $252, 2020 – $702 and 2019 – $1,009; and consolidated variable interest entities: 2021 – $(27), 2020 – $22 and 2019 – $5)	4,188	3,309	4,719
Other revenues	72	36	37
Total revenues	26,320	14,764	16,258
Benefits and expenses
Interest sensitive contract benefits (related party: 2021 – $392, 2020 – $295 and 2019 – $511)	4,442	3,891	4,557
Amortization of deferred sales inducements	198	66	74
Future policy and other policy benefits (related party: 2021 – $365, 2020 – $405 and 2019 – $365)	15,734	7,187	7,587
Amortization of deferred acquisition costs and value of business acquired	632	521	958
Dividends to policyholders	27	38	36
Policy and other operating expenses (related party: 2021 – $51, 2020 – $53 and 2019 – $45)	1,101	855	744
Total benefits and expenses	22,134	12,558	13,956
Income before income taxes	4,186	2,206	2,302
Income tax expense	386	285	117
Net income	3,800	1,921	2,185
Less: Net income (loss) attributable to noncontrolling interests	(59)	380	13
Net income attributable to Athene Holding Ltd. shareholders	3,859	1,541	2,172
Less: Preferred stock dividends	141	95	36
Net income available to Athene Holding Ltd. common shareholders	$3,718	$1,446	$2,136

Earnings (loss) per share
Basic – Class A	$19.40	$8.51	$11.44
Basic – Classes B, M-1, M-2, M-3 and M-4	N/A	(3.87)	11.44
Diluted – Class A	18.71	8.34	11.41
Diluted – Class B	N/A	(3.87)	11.44
Diluted – Class M-1	N/A	(3.87)	11.44
Diluted – Class M-2	N/A	(3.87)	11.44
Diluted – Class M-3	N/A	(3.87)	11.44
Diluted – Class M-4	N/A	(3.87)	9.94

N/A – Not applicable. See Note 11 – Earnings Per Share.
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In millions)	2021	2020	2019
Net income	$3,800	$1,921	$2,185
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(2,283)	2,358	3,438
Unrealized gains (losses) on hedging instruments	232	(106)	29
Foreign currency translation and other adjustments	(10)	18	1
Other comprehensive income (loss), before tax	(2,061)	2,270	3,468
Income tax expense (benefit) related to other comprehensive income (loss)	(371)	413	698
Other comprehensive income (loss)	(1,690)	1,857	2,770
Comprehensive income	2,110	3,778	4,955
Less: Comprehensive income (loss) attributable to noncontrolling interests	(208)	541	(4)
Comprehensive income attributable to Athene Holding Ltd. shareholders	$2,318	$3,237	$4,959

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2018	$—	$—	$3,462	$5,286	$(472)	$8,276	$—	$8,276
Net income	—	—	—	2,172	—	2,172	13	2,185
Other comprehensive income (loss)	—	—	—	—	2,787	2,787	(17)	2,770
Issuance of preferred shares, net of expenses	—	—	1,172	—	—	1,172	—	1,172
Issuance of common shares, net of expenses	—	—	3	—	—	3	—	3
Stock-based compensation	—	—	28	—	—	28	—	28
Retirement or repurchase of shares	—	—	(349)	(483)	—	(832)	—	(832)
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Subsidiary issuance of equity interests	—	—	(145)	—	(34)	(179)	754	575
Balance at December 31, 2019	—	—	4,171	6,939	2,281	13,391	750	14,141
Adoption of accounting standards	—	—	—	(117)	(6)	(123)	(2)	(125)
Net income	—	—	—	1,541	—	1,541	380	1,921
Other comprehensive income	—	—	—	—	1,696	1,696	161	1,857
Issuance of preferred shares, net of expenses	—	—	1,140	—	—	1,140	—	1,140
Issuance of common shares, net of expenses	—	—	1,510	—	—	1,510	—	1,510
Stock-based compensation	—	—	25	—	—	25	—	25
Retirement or repurchase of shares	—	—	(233)	(195)	—	(428)	—	(428)
Preferred stock dividends	—	—	—	(95)	—	(95)	—	(95)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at December 31, 2020	—	—	6,613	8,073	3,971	18,657	1,483	20,140
Net income (loss)	—	—	—	3,859	—	3,859	(59)	3,800
Other comprehensive loss	—	—	—	—	(1,541)	(1,541)	(149)	(1,690)
Issuance of common shares, net of expenses	—	—	11	—	—	11	—	11
Stock-based compensation	—	—	43	—	—	43	—	43
Retirement or repurchase of shares	—	—	—	(8)	—	(8)	—	(8)
Preferred stock dividends	—	—	—	(141)	—	(141)	—	(141)
Common stock dividends declared	—	—	—	(750)	—	(750)	—	(750)
Contributions from noncontrolling interests	—	—	—	—	—	—	758	758
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	18	18
Balance at December 31, 2021	$—	$—	$6,667	$11,033	$2,430	$20,130	$2,051	$22,181

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities
Net income	$3,800	$1,921	$2,185
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	632	521	958
Amortization of deferred sales inducements	198	66	74
Net accretion of net investment premiums, discounts and other	(192)	(203)	(94)
Payment at inception or recapture of reinsurance agreements, net	—	(723)	—
Net investment income (related party: 2021 – $(1,380), 2020 – $(363) and 2019 – $(171))	(1,493)	(395)	(167)
Net recognized (gains) losses on investments and derivatives (related party: 2021 – $(180), 2020 – $(27) and 2019 – $(16))	(3,632)	(687)	(2,484)
Policy acquisition costs deferred	(698)	(633)	(645)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2021 – $(16), 2020 – $(13) and 2019 – $(2))	(63)	(130)	(128)
Interest sensitive contract liabilities (related party: 2021 – $398, 2020 – $276 and 2019 – $471)	3,357	3,347	4,003
Future policy benefits, other policy claims and benefits, dividends payable to policyholders and reinsurance recoverable (related party: 2021 – $246, 2020 – $291 and 2019 – $295)	8,742	3,246	1,171
Funds withheld assets and liabilities (related party: 2021 – $(419), 2020 – $(902) and 2019 – $(1,317))	(646)	(2,241)	(2,582)
Other assets and liabilities	287	65	365
Net cash provided by operating activities	10,292	4,154	2,656
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2021 – $2,040, 2020 – $282 and 2019 – $252)	$28,620	$11,384	$12,762
Trading securities (related party: 2021 – $76, 2020 – $31 and 2019 – $74)	201	170	309
Equity securities (related party: 2021 – $12, 2020 – $5 and 2019 – $123)	209	820	305
Mortgage loans (related party: 2021 – $16, 2020 – $12 and 2019 – $4)	2,900	2,162	2,070
Investment funds (related party: 2021 – $1,433, 2020 – $691 and 2019 – $296)	1,823	788	429
Derivative instruments and other invested assets (related party: 2021 – $330, 2020 – $0 and 2019 – $0)	5,185	2,505	1,503
Short-term investments (related party: 2021 – $2,732, 2020 – $28 and 2019 – $0)	3,125	883	398
Purchases of:
Available-for-sale securities (related party: 2021 – $(6,057), 2020 – $(3,127) and 2019 – $(2,897))	(47,181)	(23,404)	(17,237)
Trading securities (related party: 2021 – $(267), 2020 – $(278) and 2019 – $(6))	(489)	(341)	(495)
Equity securities (related party: 2021 – $(216), 2020 – $(19) and 2019 – $(262))	(931)	(1,362)	(451)
Mortgage loans (related party: 2021 – $(918), 2020 – $(61) and 2019 – $(366))	(11,131)	(4,091)	(6,391)
Investment funds (related party: 2021 – $(3,140), 2020 – $(1,372) and 2019 – $(838))	(3,807)	(1,536)	(1,012)
Derivative instruments and other invested assets (related party: 2021 – $(75), 2020 – $0 and 2019 – $(100))	(3,636)	(1,879)	(1,299)
Short-term investments (related party: 2021 – $(2,734), 2020 – $(28) and 2019 – $0)	(3,045)	(617)	(802)
Other investing activities, net	225	(299)	(45)
Net cash used in investing activities	(27,932)	(14,817)	(9,956)
			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Years ended December 31,
(In millions)	2021	2020	2019
Cash flows from financing activities
Issuance of common stock	$11	$351	$—
Proceeds from short-term debt	—	—	475
Repayment of short-term debt	—	(75)	—
Proceeds from long-term debt	997	992	—
Deposits on investment-type policies and contracts (related party: 2021 – $82, 2020 – $86 and 2019 – $146)	21,447	18,836	11,569
Withdrawals on investment-type policies and contracts (related party: 2021 – $(420), 2020 – $(382) and 2019 – $(455))	(7,042)	(7,067)	(6,548)
Payments for coinsurance agreements on investment-type contracts, net	(9)	(27)	(44)
Capital contributions from noncontrolling interests	758	240	575
Capital distributions to noncontrolling interests	—	(46)	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	3,243	546	2,286
Issuance of preferred stock, net of expenses	—	1,140	1,172
Preferred stock dividends	(141)	(95)	(36)
Repurchase of common stock	(8)	(428)	(832)
Other financing activities, net	373	122	(80)
Net cash provided by financing activities	19,629	14,489	8,537
Effect of exchange rate changes on cash and cash equivalents	(2)	(26)	—
Net increase (decrease) in cash and cash equivalents	1,987	3,800	1,237
Cash and cash equivalents at beginning of year[1]	8,442	4,642	3,405
Cash and cash equivalents at end of year[1]	$10,429	$8,442	$4,642

Supplementary information
Cash paid for taxes	$192	$168	$36
Cash paid for interest	125	99	49
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $330, 2020 – $344 and 2019 – $217)	2,103	30,172	782
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2021 – $1,532, 2020 – $1,435 and 2019 – $1,753)	8,098	5,010	3,393
Investments received from settlements on reinsurance agreements	124	53	56
Investments received from settlements on related party reinsurance agreements	41	—	149
Investments received from pension group annuity (formerly referred to as pension risk transfer) premiums	4,971	2,364	5,235
Investments exchanged for related party investments	139	—	—
Related party investment funds exchanged for related party investments	—	516	—
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	—	4,298	—
Decrease in investments due to novation of related party reinsurance transactions	—	—	320
Related party investments received in exchange for the issuance of Class A common shares	—	1,147	—
Assets contributed to consolidated VIEs	169	—	—
Short-term debt converted to funding agreements	—	400	—

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

Merger—On March 8, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement), by and among the Company, Apollo Global Management, Inc., a Delaware corporation (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo), Tango Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of AGM (HoldCo), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly owned subsidiary of HoldCo (AHL Merger Sub), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of HoldCo (AGM Merger Sub). The Company and AGM agreed, subject to the terms and conditions of the Merger Agreement, to effect an all-stock merger transaction to combine our respective businesses by: (1) AGM merging with AGM Merger Sub, with AGM surviving such merger as a direct wholly owned subsidiary of HoldCo (AGM Merger), (2) the Company merging with AHL Merger Sub, with the Company surviving such merger as a direct wholly owned subsidiary of HoldCo (AHL Merger and, together with the AGM Merger, Mergers), and (3) as of the effective time of the Mergers, changing the name of HoldCo to be Apollo Global Management, Inc.

On January 1, 2022, the Mergers were completed. The total preliminary purchase price for the transaction was approximately $12.2 billion, subject to completion of the purchase accounting analysis. The preliminary purchase price was calculated based on AGM’s December 31, 2021 closing share price multiplied by the AGM common shares issued in the exchange, as well as the fair value of stock-based compensation awards acquired, fair value of warrants converted to AGM common shares and other equity consideration. At the closing of the Mergers, we became a direct wholly owned subsidiary of AGM.

Each issued and outstanding AHL Class A common share (other than AHL Class A common shares held by AHL Merger Sub, the Apollo Operating Group (AOG) or the respective direct or indirect wholly owned subsidiaries of Athene or the AOG) was converted automatically into 1.149 shares of AGM common shares and any cash paid in lieu of fractional AGM common shares. In connection with the Mergers, AGM issued to AHL Class A common shareholders 158.2 million AGM common shares in exchange for 137.6 million AHL Class A common shares that were issued and outstanding as of the acquisition date, exclusive of the 54.6 million shares previously held by AGM immediately before the acquisition date.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

We also have certain off-balance sheet credit exposures for which we establish a liability for expected credit losses. These exposures primarily relate to commitments to fund commercial or residential mortgage loans that are not unconditionally cancellable. The methodology for estimating the liability for these credit exposures is consistent with that described above, with the additional consideration pertaining to the probability of funding. At the time the commitment expires or is funded, the liability is reversed and an allowance for expected credit losses is established, as applicable. The liability for off-balance sheet credit exposures is included in other liabilities on the consolidated balance sheets. The establishment of the initial liability and all subsequent changes are recorded through credit loss expense within investment related gains (losses) on the consolidated statements of income.

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

We are required to consolidate a VIE if we are the primary beneficiary, defined as the variable interest holder with both the power to direct the activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. We determine whether we are the primary beneficiary of an entity based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and our relative exposure to the related risks of the VIE. Since affiliates of AGM, a related party, are the decision makers in certain of the investment funds, we and a member of our related party group may together have the characteristics of the primary beneficiary of an investment fund. In this situation, we have concluded we are not under common control, as defined by GAAP, with the related party, and therefore we do not consolidate because the related party, whom is the decision maker, holds a significant indirect financial interest in the investee through its ownership interest in us. We reassess the VIE and primary beneficiary determinations on an ongoing basis.

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
Reinsurance—We assume and cede insurance and investment contracts under coinsurance, funds withheld and modco. We follow reinsurance accounting for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge our obligations as the primary insurer, unless the requirements of assumption reinsurance have been met. We generally have the right of offset on reinsurance contracts, but have elected to present reinsurance settlement amounts due to and from us on a gross basis.

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

Cash and Cash Equivalents—Cash and cash equivalents include deposits and short-term highly liquid investments with an original maturity of less than 90 days from the date of acquisition. Amounts included are readily convertible to known amounts of cash and are subject to an insignificant risk of change in value.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Interest Sensitive Contract Liabilities—Universal life-type policies and investment contracts include fixed indexed and traditional fixed annuities in the accumulation phase, funding agreements, universal life insurance, fixed indexed universal life insurance and immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies). We carry liabilities for fixed annuities, universal life insurance and funding agreements at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic) which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. For a discussion regarding our indexed products, refer above to the embedded derivative discussion.

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

Future Policy Benefits—We issue contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for non-participating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2021, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.4% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

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

Dividends Payable to Policyholders—Participating policies entitle the policyholders to receive dividends based on actual interest, mortality, morbidity and expense experience for the year. Dividends are distributed to the policyholders through annual or terminal dividends which the board of directors of the applicable insurance subsidiary approves. As of December 31, 2021 and 2020, 10% of life policies, inclusive of ceded policies, were participating, and the related liability is recorded in dividends payable to policyholders on the consolidated balance sheets. Premiums related to participating policies represented 32%, 32% and 30% of total life insurance direct premiums and deposits for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Earnings Per Share—We compute basic earnings per share (EPS) by dividing unrounded net income available to Athene Holding Ltd. shareholders by the weighted average number of common shares eligible for earnings and outstanding for the period. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Diluted earnings per share includes the effect of all potentially dilutive instruments, such as common shares, options, warrants and restricted stock units (RSUs), outstanding during the period. See Note 11 – Earnings Per Share for further information.

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

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, such as immediate annuities with life contingencies (which includes pension group annuities), a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated balance sheets and amortized into income in a constant relationship to the benefit reserve through future policy and other policy benefits on the consolidated statements of income.

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

Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (ASU 2020-01)
The amendments in this update are related to certain equity securities without a readily determinable fair value that apply the measurement alternative to measure based on cost, minus impairment, if any, adjusted for any observable price changes in orderly transactions of identical or similar investments of the same issuer. The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative immediately before applying or upon discontinuing the equity method. The amendment further clarifies that for the purpose of applying accounting for certain forward contracts or purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or the fair value option upon settlement or exercise. We adopted this update on a prospective basis effective January 1, 2021. This update did not have a material effect on our consolidated financial statements.

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

2. Investments

AFS Securities—The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213
Foreign governments	1,110	—	35	(17)	1,128
Corporate	62,817	—	4,060	(651)	66,226
CLO	13,793	—	44	(185)	13,652
ABS	8,890	(17)	151	(35)	8,989
CMBS	2,764	(3)	56	(59)	2,758
RMBS	5,772	(103)	326	(25)	5,970
Total AFS securities	96,458	(123)	4,808	(984)	100,159
AFS securities – related party
Corporate	842	—	19	(2)	859
CLO	2,573	—	5	(29)	2,549
ABS	6,986	—	61	(53)	6,994
Total AFS securities – related party	10,401	—	85	(84)	10,402
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$349	$—	$3	$(1)	$351
US state, municipal and political subdivisions	864	—	169	—	1,033
Foreign governments	330	—	38	—	368
Corporate	51,934	(6)	6,368	(116)	58,180
CLO	9,631	(1)	145	(206)	9,569
ABS	4,259	(6)	140	(123)	4,270
CMBS	2,165	(10)	85	(71)	2,169
RMBS	6,568	(80)	447	(22)	6,913
Total AFS securities	76,100	(103)	7,395	(539)	82,853
AFS securities – related party
Corporate	213	—	2	—	215
CLO	1,511	(1)	23	(13)	1,520
ABS	4,720	—	95	(30)	4,785
Total AFS securities – related party	6,444	(1)	120	(43)	6,520
Total AFS securities including related party	$82,544	$(104)	$7,515	$(582)	$89,373

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	December 31, 2021
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$958	$968
Due after one year through five years	9,374	9,622
Due after five years through ten years	17,411	17,858
Due after ten years	37,496	40,342
CLO, ABS, CMBS and RMBS	31,219	31,369
Total AFS securities	96,458	100,159
AFS securities – related party
Due after one year through five years	23	24
Due after five years through ten years	673	687
Due after ten years	146	148
CLO and ABS	9,559	9,543
Total AFS securities – related party	10,401	10,402
Total AFS securities including related party	$106,859	$110,561

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$164	$(8)	$22	$(2)	$186	$(10)
US state, municipal and political subdivisions	122	(2)	1	—	123	(2)
Foreign governments	387	(17)	1	—	388	(17)
Corporate	18,995	(523)	863	(59)	19,858	(582)
CLO	7,685	(124)	1,537	(35)	9,222	(159)
ABS	4,038	(16)	165	(12)	4,203	(28)
CMBS	880	(29)	177	(22)	1,057	(51)
RMBS	437	(9)	274	(5)	711	(14)
Total AFS securities	32,708	(728)	3,040	(135)	35,748	(863)
AFS securities – related party
Corporate	313	(2)	—	—	313	(2)
CLO	1,245	(20)	163	(3)	1,408	(23)
ABS	3,801	(52)	13	(1)	3,814	(53)
Total AFS securities – related party	5,359	(74)	176	(4)	5,535	(78)
Total AFS securities including related party	$38,067	$(802)	$3,216	$(139)	$41,283	$(941)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$31	$(1)	$—	$—	$31	$(1)
US state, municipal and political subdivisions	9	—	6	—	15	—
Foreign governments	2	—	—	—	2	—
Corporate	2,218	(66)	248	(24)	2,466	(90)
CLO	1,649	(33)	3,179	(167)	4,828	(200)
ABS	1,169	(73)	84	(18)	1,253	(91)
CMBS	710	(37)	48	(13)	758	(50)
RMBS	548	(11)	37	(2)	585	(13)
Total AFS securities	6,336	(221)	3,602	(224)	9,938	(445)
AFS securities – related party
CLO	336	(3)	232	(10)	568	(13)
ABS	1,012	(30)	—	—	1,012	(30)
Total AFS securities – related party	1,348	(33)	232	(10)	1,580	(43)
Total AFS securities including related party	$7,684	$(254)	$3,834	$(234)	$11,518	$(488)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	December 31, 2021
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	4,104	435
AFS securities – related party	78	9

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Year ended December 31, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$3	$—	$(7)	$(2)	$—
CLO	1	7	—	(1)	(7)	—
ABS	6	5	—	(2)	8	17
CMBS	10	4	—	—	(11)	3
RMBS	80	2	25	(20)	16	103
Total AFS securities	103	21	25	(30)	4	123
AFS securities – related party, CLO	1	5	—	(1)	(5)	—
Total AFS securities including related party	$104	$26	$25	$(31)	$(1)	$123

	Year ended December 31, 2020
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$—	$44	$—	$(14)	$(24)	$6
CLO	—	1	—	—	—	1
ABS	—	7	—	—	(1)	6
CMBS	—	24	—	(1)	(13)	10
RMBS	17	51	66	(17)	(37)	80
Total AFS securities	17	127	66	(32)	(75)	103
AFS securities – related party, CLO	—	2	—	(1)	—	1
Total AFS securities including related party	$17	$129	$66	$(33)	$(75)	$104

Net Investment Income—Net investment income by asset class consists of the following:

	Years ended December 31,
(In millions)	2021	2020	2019
AFS securities	$3,668	$3,225	$3,088
Trading securities	260	192	189
Equity securities	19	14	16
Mortgage loans	875	742	670
Investment funds	1,912	721	382
Funds withheld at interest	781	269	527
Other	271	226	159
Investment revenue	7,786	5,389	5,031
Investment expenses	(609)	(504)	(435)
Net investment income	$7,177	$4,885	$4,596

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Years ended December 31,
(In millions)	2021	2020	2019
AFS securities
Gross realized gains on investment activity	$936	$602	$178
Gross realized losses on investment activity	(633)	(415)	(56)
Net realized investment gains on AFS securities	303	187	122
Net recognized investment gains (losses) on trading securities	(70)	33	151
Net recognized investment gains (losses) on equity securities	237	(218)	25
Derivative gains	3,525	3,430	4,443
Provision for credit losses	(5)	(69)	—
Other gains (losses)	198	(54)	(22)
Investment related gains (losses)	$4,188	$3,309	$4,719

Proceeds from sales of AFS securities were $11,092 million, $7,911 million and $6,886 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party and consolidated VIEs, we held as of the respective year end:

	Years ended December 31,
(In millions)	2021	2020	2019
Trading securities	$(78)	$130	$193
Trading securities – related party	56	(37)	(18)
Equity securities	213	(9)	19
Equity securities – related party	9	—	(18)

Purchased Financial Assets with Credit Deterioration—The following table summarizes our PCD investment purchases with the following amounts at the time of purchase:

	Year ended December 31, 2021
(In millions)	Fixed maturity securities	Mortgage loans
Purchase price	$35	$335
Allowance for credit losses at acquisition	25	6
Discount (premiums) attributable to other factors	(3)	(26)
Par value	$57	$315

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	December 31, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30–90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$2,512	$—	$—	$598	$3,110

[1] Included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets.

	December 31, 2020
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30–90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$—	$—	$598	$598

[1] Included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following table summarizes the securities pledged as collateral for repurchase agreements:

	December 31,
	2021		2020
(In millions)	Amortized cost	Fair value	Amortized cost	Fair value
AFS securities – Corporate	$2,923	$3,208	$559	$644

Mortgage Loans, including related party—Mortgage loans, net of allowances, consists of the following:

	December 31,
(In millions)	2021	2020
Commercial mortgage loans	$16,565	$11,383
Commercial mortgage loans under development	499	232
Total commercial mortgage loans	17,064	11,615
Allowance for credit losses on commercial mortgage loans	(167)	(167)
Commercial mortgage loans, net of allowances	16,897	11,448
Residential mortgage loans	7,321	4,569
Allowance for credit losses on residential mortgage loans	(70)	(79)
Residential mortgage loans, net of allowances	7,251	4,490
Mortgage loans, net of allowances	$24,148	$15,938

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	December 31,
	2021		2020
(In millions, except for percentages)	Net carrying value	Percentage of total	Net carrying value	Percentage of total
Property type
Office building	$4,870	28.8%	$3,589	31.4%
Retail	2,022	12.0%	2,083	18.2%
Apartment	4,626	27.4%	2,441	21.3%
Hotels	1,727	10.2%	1,294	11.3%
Industrial	2,336	13.8%	1,362	11.9%
Other commercial	1,316	7.8%	679	5.9%
Total commercial mortgage loans	$16,897	100.0%	$11,448	100.0%

US region
East North Central	$1,697	10.0%	$1,209	10.5%
East South Central	470	2.8%	402	3.5%
Middle Atlantic	3,637	21.5%	3,069	26.8%
Mountain	460	2.7%	487	4.2%
New England	453	2.7%	350	3.1%
Pacific	3,994	23.6%	2,746	24.0%
South Atlantic	2,817	16.7%	1,773	15.5%
West North Central	271	1.6%	145	1.3%
West South Central	997	5.9%	640	5.6%
Total US region	14,796	87.5%	10,821	94.5%
International region
United Kingdom	1,279	7.6%	—	—%
Other International[1]	822	4.9%	627	5.5%
Total International region	2,101	12.5%	627	5.5%
Total commercial mortgage loans	$16,897	100.0%	$11,448	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	December 31,
	2021	2020
US states
California	28.4%	24.8%
Florida	11.4%	13.3%
New York	4.8%	6.2%
New Jersey	5.1%	4.0%
Other[1]	38.5%	37.1%
Total US residential mortgage loan percentage	88.2%	85.4%
International
Ireland	6.4%	12.9%
Other[2]	5.4%	1.7%
Total International residential mortgage loan percentage	11.8%	14.6%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans are summarized as follows:

	Year ended December 31, 2021
(In millions)	Commercial mortgage	Residential mortgage	Other investments	Total
Beginning balance	$167	$79	$7	$253
Provision (reversal) for expected credit losses	—	(14)	(7)	(21)
Initial credit losses on PCD loans	—	6	—	6
Loans charged-off	—	(1)	—	(1)
Ending balance	$167	$70	$—	$237

	Year ended December 31, 2020
(In millions)	Commercial mortgage	Residential mortgage	Other investments	Total
Beginning balance	$10	$1	$—	$11
Adoption of accounting standard	167	43	11	221
Provision (reversal) for expected credit losses	(10)	29	(4)	15
Initial credit losses on PCD loans	—	7	—	7
Loans charged-off	—	(1)	—	(1)
Ending balance	$167	$79	$7	$253

Commercial mortgage loans – Our allowance model for commercial mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables include unemployment rates, London Inter-bank Offered Rate (LIBOR), commercial real estate price index, and market liquidity score. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of December 31, 2021, our reasonable and supportable forecast period was one year, after which we revert to the 20-year or greater historical average over one year.

Residential mortgage loans – Our allowance model for residential mortgage loans is based on the characteristics of the loans in our portfolio, historical economic data and loss information, and current and forecasted economic conditions. Key loan characteristics affecting the estimate include, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables include unemployment rates and the housing price index. Management reviews and approves forecasted macroeconomic variables, along with the reasonable and supportable forecast period and mean reversion technique. Management also evaluates assumptions from independent third parties and these assumptions have a high degree of subjectivity. The mean reversion technique varies by macroeconomic variable and may vary by geographic location. As of December 31, 2021, our reasonable and supportable forecast period was one year, after which we revert to the 30-year or greater historical average over a period of up to one year and then continue at those averages through the contractual life of the loan.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents our residential loan portfolio by origination year and performance status:

	December 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$2,398	$319	$37	$383	$54	$2,568	$5,759
30 to 59 days past due	100	37	3	3	6	223	372
60 to 89 days past due	36	16	3	2	7	136	200
90 days or more past due[1]	27	133	82	87	141	520	990
Total residential mortgages	$2,561	$505	$125	$475	$208	$3,447	$7,321

[1] Includes $856 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

	December 31, 2020[1]
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$274	$68	$845	$72	$7	$2,993	$4,259
30 to 59 days past due	28	1	3	—	—	121	153
60 to 89 days past due	2	—	1	—	—	47	50
90 days or more past due	—	8	5	—	—	94	107
Total residential mortgages	$304	$77	$854	$72	$7	$3,255	$4,569

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of residential mortgage loans by origination year.

As of December 31, 2021 and 2020, we had $856 million and $0 million, respectively, of residential mortgage loans that were 90 days or more past due and are accruing interest.

The following represents our residential loan portfolio in non-accrual status:

	December 31,
(In millions)	2021	2020
Beginning amortized cost of residential mortgage loans in non-accrual status	$107	$67
Ending amortized cost of residential mortgage loans in non-accrual status	134	107
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	76	13

During the years ended December 31, 2021 and 2020, we recognized $8 million and $5 million, respectively, of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	December 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$6,003	$1,852	$4,129	$2,731	$952	$1,255	$16,922
30 to 59 days past due	52	—	—	—	90	—	142
Total commercial mortgages	$6,055	$1,852	$4,129	$2,731	$1,042	$1,255	$17,064

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Current (less than 30 days past due)	$1,913	$4,400	$2,617	$987	$130	$1,452	$11,499
30 to 59 days past due	—	20	45	25	—	5	95
90 days or more past due	—	—	—	—	—	21	21
Total commercial mortgages	$1,913	$4,420	$2,662	$1,012	$130	$1,478	$11,615

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents our commercial mortgage loan portfolio in non-accrual status:

	December 31,
(In millions)	2021	2020
Beginning amortized cost of commercial mortgage loans in non-accrual status	$38	$—
Ending amortized cost of commercial mortgage loans in non-accrual status	62	38
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—	—

During the years ended December 31, 2021 and 2020, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

	December 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Less than 50%	$491	$211	$633	$293	$166	$957	$2,751
50% to 59%	2,127	566	1,275	629	381	191	5,169
60% to 69%	1,748	544	1,786	1,326	369	71	5,844
70% to 79%	1,442	417	360	420	101	—	2,740
80% to 99%	—	—	—	—	25	—	25
100% or greater	—	—	—	—	—	36	36
Commercial mortgage loans	$5,808	$1,738	$4,054	$2,668	$1,042	$1,255	$16,565

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Less than 50%	$431	$600	$201	$152	$44	$1,153	$2,581
50% to 59%	315	1,320	765	300	40	147	2,887
60% to 69%	583	1,988	1,222	440	46	106	4,385
70% to 79%	478	485	375	95	—	13	1,446
80% to 99%	—	—	—	25	—	21	46
100% or greater	—	—	—	—	—	38	38
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

	December 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Greater than 1.20x	$4,370	$1,123	$2,216	$2,163	$860	$1,095	$11,827
1.00x – 1.20x	1,018	496	1,429	66	—	82	3,091
Less than 1.00x	420	119	409	439	182	78	1,647
Commercial mortgage loans	$5,808	$1,738	$4,054	$2,668	$1,042	$1,255	$16,565

	December 31, 2020
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Greater than 1.20x	$1,274	$2,964	$2,440	$846	$129	$1,369	$9,022
1.00x – 1.20x	533	1,122	36	70	1	101	1,863
Less than 1.00x	—	307	87	96	—	8	498
Commercial mortgage loans	$1,807	$4,393	$2,563	$1,012	$130	$1,478	$11,383

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in real estate, real assets, credit, equity and natural resources. Investment funds can meet the definition of VIEs, which are discussed further in Note 4 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related party:

	December 31,
	2021		2020
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$856	60.8%	$348	43.3%
Credit funds	86	6.1%	107	13.3%
Private equity	343	24.4%	267	33.3%
Real assets	122	8.7%	81	10.1%
Total investment funds	1,407	100.0%	803	100.0%
Investment funds – related parties
Differentiated investments
Athora Holding Ltd. (Athora)[1]	743	8.8%	709	13.4%
Athene Freedom Holdings LP1	700	8.3%	—	—%
Catalina Holdings Ltd. (Catalina)	441	5.2%	334	6.3%
Venerable Holdings, Inc. (Venerable)[1]	219	2.6%	123	2.3%
A-A Mortgage Opportunities, L.P. (A-A Mortgage)[1]	26	0.3%	444	8.4%
Other	433	5.1%	279	5.3%
Total differentiated investments	2,562	30.3%	1,889	35.7%
Real estate	1,507	17.8%	828	15.7%
Credit funds	1,198	14.1%	375	7.1%
Private equity	751	8.9%	473	8.9%
Natural resources	172	2.0%	113	2.1%
Real assets	157	1.9%	172	3.3%
Public equities	—	—%	110	2.1%
Investment in Apollo[1]	2,112	25.0%	1,324	25.1%
Total investment funds – related parties	8,459	100.0%	5,284	100.0%
Total investment funds including related party	$9,866		$6,087

[1] Our Venerable investment is in its parent company, VA Capital Company LLC (VA Capital). See further discussion on this investment and our investments in Apollo, Athora, A-A Mortgage and Athene Freedom Holdings LP in Note 14 – Related Parties.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Summarized Ownership of Investment Funds—The following is the aggregated summarized financial information of equity method investees, including those for which we elected the fair value option and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	December 31,
(In millions)	2021	2020
Assets	$142,045	$130,807
Liabilities	108,525	109,654
Equity	33,520	21,153

	Years ended December 31,
(In millions)	2021	2020	2019
Net income	$6,335	$2,196	$817

The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds:

	December 31,
(In millions)	2021	2020
Ownership Percentage
100%	$649	$717
50% – 99%	2,111	678
3% – 49%	2,668	2,412
Equity method investment funds	$5,428	$3,807

The following table presents the carrying value by ownership percentage of investment funds held at fair value, either due to election of the fair value option or requirement, including related party investment funds:

	December 31,
(In millions)	2021	2020
Ownership Percentage
100%	$229	$—
50% – 99%	201	28
3% – 49%	3,697	2,109
Less than 3%	311	143
Fair value investment funds	$4,438	$2,280

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	December 31,
	2021		2020
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$1,407	$2,225	$803	$1,265
Investment in related parties – investment funds	8,459	12,136	5,284	7,989
Investment in fixed maturity securities	31,769	31,622	23,325	23,027
Investment in related parties – fixed maturity securities	11,324	12,681	7,834	8,126
Investment in related parties – equity securities	284	284	72	72
Total non-consolidated investments	$53,243	$58,948	$37,318	$40,479

3. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 1 – Business, Basis of Presentation and Significant Accounting Policies for a description of our accounting policies for derivatives and Note 5 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	December 31,
	2021			2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,371	$281	$56	4,417	$134	$181
Forwards	6,395	189	2	2,038	3	9
Interest rate swaps	2,783	—	173	—	—	—
Forwards on net investments	231	—	4	173	—	2
Interest rate swaps	500	—	1	—	—	—
Total derivatives designated as hedges		470	236		137	192
Derivatives not designated as hedges
Equity options	57,890	3,629	115	53,666	3,209	22
Futures	33	67	—	24	58	2
Total return swaps	231	10	—	97	6	—
Foreign currency swaps	2,592	57	19	1,510	96	—
Interest rate swaps	483	78	1	803	—	34
Credit default swaps	10	—	3	10	—	4
Foreign currency forwards	7,382	76	98	3,595	17	44
Embedded derivatives
Funds withheld including related party		1,360	45		2,806	59
Interest sensitive contract liabilities		—	14,907		—	12,873
Total derivatives not designated as hedges		5,277	15,188		6,192	13,038
Total derivatives		$5,747	$15,424		$6,329	$13,230

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Derivatives Designated as Hedges

Cash Flow Hedges – We use foreign currency swaps to convert foreign currency denominated cash flows of investments or liabilities to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. These swaps will expire by March 2052. The following is a summary of the gains (losses) related to cash flow hedges:

	Years ended December 31,
(In millions)	2021	2020	2019
Foreign currency swaps – Other comprehensive income (loss)	$254	$(106)	$29
Foreign currency swaps – Investment related gains (losses)	14	—	—

There were no amounts deemed ineffective during the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021, no amounts are expected to be reclassified to income within the next 12 months.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	December 31, 2021		December 31, 2020
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities – Foreign currency forwards	$4,224	$(136)	$1,932	$117
Mortgage loans – Foreign currency forwards	1,686	(44)	—	—
Interest sensitive contract liabilities
Foreign currency forwards	—	—	65	(1)
Foreign currency interest rate swaps	2,773	121	—	—
Interest rate swaps	500	—	—	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2021
Investment related gains (losses)
Foreign currency forwards	$420	$(440)	$(20)	$21	$16
Foreign currency interest rate swaps	(102)	99	(3)	—	—
Interest rate swaps	(1)	1	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(21)	2	—	—
Year ended December 31, 2020
Investment related gains (losses) – Foreign currency forwards	(118)	116	(2)	—	—
Interest sensitive contract benefits – Foreign currency forwards	1	(1)	—	—	—
Year ended December 31, 2019
Investment related gains (losses) – Foreign currency forwards	2	—	2	—	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Foreign currency forward gains and losses excluded from the assessment of hedge effectiveness that were recognized in OCI were losses of $22 million, $0 million and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the years ended December 31, 2021, 2020 and 2019, these derivatives had gains of $1 million and $2 million and losses of $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income. As of December 31, 2021 and 2020, the cumulative foreign currency translation recorded in AOCI related to these net investment hedges were gains of $1 million and $0 million, respectively. There were no amounts deemed ineffective for the years ended December 31, 2021, 2020 and 2019.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Years ended December 31,
(In millions)	2021	2020	2019
Equity options	$2,452	$819	$2,169
Futures	81	123	(13)
Swaps	15	82	43
Foreign currency forwards	37	(127)	(2)
Embedded derivatives on funds withheld	572	2,651	2,246
Amounts recognized in investment related gains (losses)	3,157	3,548	4,443
Embedded derivatives in indexed annuity products[1]	(1,451)	(1,384)	(2,526)
Total net gains on derivatives not designated as hedges	$1,706	$2,164	$1,917

[1] Included in interest sensitive contract benefits on the consolidated statements of income.

Credit Risk—We may be exposed to credit-related losses in the event of counterparty nonperformance on derivative financial instruments. Generally, the current credit exposure of our derivative contracts is the fair value at the reporting date less any collateral received from the counterparty.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2021
Derivative assets	$4,387	$(430)	$(3,934)	$23	$—	$23
Derivative liabilities	(472)	430	32	(10)	—	(10)

December 31, 2020
Derivative assets	$3,523	$(165)	$(3,196)	$162	$(46)	$116
Derivative liabilities	(298)	165	144	11	—	11

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2021 and 2020, amounts not subject to master netting or similar agreements were immaterial.

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

Certain derivative instruments contain provisions for credit-related events, such as downgrades in our credit ratings or for a negative credit event of a credit default swap’s reference entity. If a credit event were to occur, we may be required to settle an outstanding liability. The following is a summary of our exposure to credit-related events:

	December 31,
(In millions)	2021	2020
Fair value of derivative liabilities with credit related provisions	$3	$4
Maximum exposure for credit default swaps	10	10

As of December 31, 2021 and 2020, no additional collateral would be required if a default or termination event were to occur.

4. Variable Interest Entities

As of December 31, 2021, we consolidate the following primary VIEs:
•Hamlet Securitization Trust 2020-CRE1 (Hamlet)
•A-A Debt Euro Investment Fund (Lux) SCSP and A-A Euro Investment Fund (Lux) SCSP (collectively, A-A Euro)
•AOP Finance Partners, LP (AOP)
•NNN AGP Opportunities Fund, L.P., NNN AGP Opportunities Fund II, L.P., and NNN AGP Opportunities Fund III, L.P. (collectively, NNN AGP Opportunities)
•A-A SPN-9 (ASREII - ACRASP), L.P. and A-A SPN-9 (ASREII - ALRESP), L.P. (collectively, A-A SPN-9)
•A-A Offshore 2021-1 (Java), L.P. (Java)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the investments of these consolidated VIEs:

	December 31,
(In millions)	2021	2020
Mortgage loans
Hamlet	$1,793	$1,880
A-A Euro	231	—
Other	16	—
Investment funds
AOP	747	—
NNN AGP Opportunities	264	—
A-A SPN-9	194	—
Java	35	—
A-A Euro	57	—

Hamlet was formed to securitize a portion of our commercial mortgage loan portfolio as CMBS securities held by AHL subsidiaries and third-party cedant portfolios. Securitization of these commercial mortgage loans allows retention of the full economics of these assets while being able to pledge these assets as collateral to the Federal Home Loan Bank (FHLB) under the funding agreement program. As substantially all of the activities and economics of Hamlet are conducted on our behalf, we are the primary beneficiary. Additionally, as Hamlet is in the form of a trust, the commercial mortgage loan assets are included in the pledged assets and funds in trust table in Note 15 – Commitments and Contingencies.

A-A Euro are investment funds formed to purchase investments in European real estate. We are both the general partner and a limited partner in the entities and receive a significant portion of their economic benefits and losses. As the general partner, we hired an Apollo affiliate as the related party investment manager who receives management fees and service fees, as applicable. As we control these entities and receive a significant portion of the economic benefits and losses, we are deemed to be the primary beneficiary of the VIE.

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

NNN AGP Opportunities are investment funds formed to purchase US-based net lease properties. We are both the general partner and a limited partner of the funds. As the general partner, we hired an Apollo affiliate as the related party investment manager who receives management fees and service fees, as applicable. As we control these entities and receive a significant portion of the economic benefits and losses, we are deemed to be the primary beneficiary of the VIEs.

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

We consolidated the following VIEs during the year ended December 31, 2019:
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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

During 2020, as a result of the AGM share transaction discussed further in Note 14 – Related Parties, we reassessed the consolidation conclusions for the following VIEs, which are managed by Apollo affiliates:

•CoInvest VI;
•CoInvest VII;
•CoInvest Other; and
•Entities included under the Strategic Partnership.

Following the AGM share transaction, we determined that we are no longer the primary beneficiary of CoInvest VI, CoInvest VII, CoInvest Other and the Strategic Partnership, as a result of Apollo receiving significant economics of these entities through their increased economic ownership in us. We did not recognize a gain or loss upon deconsolidation of these previously consolidated VIEs, as the deconsolidated VIEs accounted for their assets and liabilities at fair value. The investments remaining from the deconsolidated VIEs are included at NAV in related party investment funds on the consolidated balance sheets.

ALR was formed to invest in a joint venture that provides airplane lease financing to a major commercial airline. During 2020, we received final payment on the profit participating notes and no longer consolidate ALR.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$223	$—	$214	$9	$—
US state, municipal and political subdivisions	1,213	—	—	1,213	—
Foreign governments	1,128	—	—	1,126	2
Corporate	66,226	—	—	64,887	1,339
CLO	13,652	—	—	13,638	14
ABS	8,989	—	—	5,370	3,619
CMBS	2,758	—	—	2,715	43
RMBS	5,970	—	—	5,970	—
Total AFS securities	100,159	—	214	94,928	5,017
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	101	—	—	101	—
Foreign governments	19	—	—	19	—
Corporate	1,530	—	—	1,530	—
CLO	11	—	—	6	5
ABS	141	—	—	96	45
CMBS	94	—	—	94	—
RMBS	154	—	—	135	19
Total trading securities	2,056	—	3	1,984	69
Equity securities	1,170	—	86	655	429
Mortgage loans	17	—	—	—	17
Investment funds	412	165	—	—	247
Funds withheld at interest – embedded derivative	782	—	—	—	782
Derivative assets	4,387	—	67	4,320	—
Short-term investments	139	—	49	61	29
Other investments	130	—	—	130	—
Cash and cash equivalents	9,633	—	9,633	—	—
Restricted cash	796	—	796	—	—
Investments in related parties
AFS securities
Corporate	859	—	—	189	670
CLO	2,549	—	—	2,347	202
ABS	6,994	—	—	549	6,445
Total AFS securities – related party	10,402	—	—	3,085	7,317
Trading securities
CLO	52	—	—	10	42
ABS	1,729	—	—	—	1,729
Total trading securities – related party	1,781	—	—	10	1,771
Equity securities	284	—	—	—	284
Investment funds	4,026	103	—	—	3,923
Funds withheld at interest – embedded derivative	578	—	—	—	578
Reinsurance recoverable	1,991	—	—	—	1,991
Total assets measured at fair value	$138,743	$268	$10,848	$105,173	$22,454
					(Continued)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,907	$—	$—	$—	$14,907
Universal life benefits	1,235	—	—	—	1,235
Future policy benefits
AmerUs Closed Block	1,520	—	—	—	1,520
ILICO Closed Block and life benefits	742	—	—	—	742
Derivative liabilities	472	—	—	469	3
Funds withheld liability – embedded derivative	45	—	—	45	—
Total liabilities measured at fair value	$18,921	$—	$—	$514	$18,407

					(Concluded)

	December 31, 2020
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$351	$—	$332	$19	$—
US state, municipal and political subdivisions	1,033	—	—	999	34
Foreign governments	368	—	—	366	2
Corporate	58,180	—	—	57,402	778
CLO	9,569	—	—	9,361	208
ABS	4,270	—	—	3,470	800
CMBS	2,169	—	—	2,126	43
RMBS	6,913	—	—	6,913	—
Total AFS securities	82,853	—	332	80,656	1,865
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	106	—	—	106	—
Corporate	1,577	—	—	1,577	—
CLO	4	—	—	—	4
ABS	128	—	—	93	35
CMBS	52	—	—	52	—
RMBS	220	—	—	173	47
Total trading securities	2,093	—	3	2,004	86
Equity securities	330	—	57	262	11
Mortgage loans	19	—	—	—	19
Investment funds	161	144	—	—	17
Funds withheld at interest – embedded derivative	1,944	—	—	—	1,944
Derivative assets	3,523	—	58	3,465	—
Short-term investments	222	—	146	74	2
Other investments	105	—	—	105	—
Cash and cash equivalents	7,704	—	7,704	—	—
Restricted cash	738	—	738	—	—
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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties:

	Years ended December 31,
(In millions)	2021	2020	2019
Trading securities	$(70)	$33	$151
Investment funds	826	295	(3)
Future policy benefits	80	(54)	(103)
Total gains (losses)	$836	$274	$45

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

The following summarizes information for fair value option mortgage loans:

	December 31,
(In millions)	2021	2020
Unpaid principal balance	$15	$17
Mark to fair value	2	2
Fair value	$17	$19

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2021 and 2020.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

	Year ended December 31, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$—	$—	$(34)	$—	$—	$—
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	6	27	428	100	1,339	—	27
CLO	208	—	1	(37)	(158)	14	—	1
ABS	800	(17)	45	2,958	(167)	3,619	—	45
CMBS	43	2	6	(11)	3	43	—	6
Trading securities
CLO	4	—	—	1	—	5	—	—
ABS	35	(1)	—	—	11	45	(1)	—
RMBS	47	(10)	—	—	(18)	19	(4)	—
Equity securities	11	16	—	402	—	429	16	—
Mortgage loans	19	—	—	(2)	—	17	—	—
Investment funds	17	(27)	—	148	109	247	(27)	—
Funds withheld at interest – embedded derivative	1,944	(1,162)	—	—	—	782	—	—
Short-term investments	2	—	—	27	—	29	—	—
Investments in related parties
AFS securities
Corporate	195	2	7	661	(195)	670	—	7
CLO	—	—	—	202	—	202	—	—
ABS	4,109	(6)	(44)	2,386	—	6,445	—	(44)
Trading securities
CLO	50	(7)	—	9	(10)	42	—	—
ABS	1,475	27	—	227	—	1,729	40	—
Equity securities	72	8	—	204	—	284	8	—
Investment funds	2,033	853	—	1,037	—	3,923	853	—
Funds withheld at interest – embedded derivative	862	(284)	—	—	—	578	—	—
Reinsurance recoverable	2,100	(109)	—	—	—	1,991	—	—
Total Level 3 assets	$14,840	$(709)	$42	$8,640	$(359)	$22,454	$885	$42

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$(1,451)	$—	$(583)	$—	$(14,907)	$—	$—
Universal life benefits	(1,308)	73	—	—	—	(1,235)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	80	—	—	—	(1,520)	—	—
ILICO Closed Block and life benefits	(776)	34	—	—	—	(742)	—	—
Derivative liabilities	(4)	1	—	—	—	(3)	—	—
Total Level 3 liabilities	$(16,561)	$(1,263)	$—	$(583)	$—	$(18,407)	$—	$—

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Year ended December 31, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$—	$—	$—	$(34)	$(34)
Foreign governments	1	—	—	(1)	—	—	—	—
Corporate	636	—	(96)	(112)	428	228	(128)	100
CLO	—	—	—	(37)	(37)	—	(158)	(158)
ABS	4,455	—	(1,001)	(496)	2,958	160	(327)	(167)
CMBS	—	—	(10)	(1)	(11)	43	(40)	3
Trading securities
CLO	5	—	(4)	—	1	—	—	—
ABS	—	—	—	—	—	11	—	11
RMBS	—	—	—	—	—	4	(22)	(18)
Equity securities	402	—	—	—	402	—	—	—
Mortgage loans	—	—	—	(2)	(2)	—	—	—
Investment funds	285	—	(137)	—	148	109	—	109
Short-term investments	30	—	(3)	—	27	—	—	—
Investments in related parties
AFS securities
Corporate	661	—	—	—	661	—	(195)	(195)
CLO	202	—	—	—	202	—	—	—
ABS	3,679	—	(212)	(1,081)	2,386	—	—	—
Trading securities
CLO	18	—	(2)	(7)	9	—	(10)	(10)
ABS	404	—	(115)	(62)	227	—	—	—
Equity securities	213	—	—	(9)	204	—	—	—
Investment funds	1,037	—	—	—	1,037	—	—	—
Total Level 3 assets	$12,028	$—	$(1,580)	$(1,808)	$8,640	$555	$(914)	$(359)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,474)	$—	$891	$(583)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,474)	$—	$891	$(583)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2020
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$(5)	$(1)	$(6)	$—	$—	$—
Foreign governments	2	—	—	—	2	—	—	—
Corporate	177	—	—	(167)	10	69	(41)	28
CLO	145	—	(8)	(28)	109	—	(22)	(22)
ABS	128	—	—	(410)	(282)	7	(271)	(264)
CMBS	—	—	(4)	(1)	(5)	11	—	11
Trading securities
ABS	35	—	(16)	—	19	—	—	—
RMBS	—	—	—	—	—	5	(1)	4
Equity securities	11	—	—	(6)	5	—	—	—
Mortgage loans	—	—	—	(8)	(8)	—	—	—
Short-term investments	3	—	(7)	(35)	(39)	—	—	—
Investments in related parties
AFS securities
Corporate	195	—	—	—	195	—	—	—
ABS	2,156	—	(5)	(262)	1,889	—	(165)	(165)
Trading securities
CLO	27	—	(13)	—	14	15	(4)	11
ABS	802	—	(11)	(14)	777	—	—	—
Equity securities	18	—	(1)	(5)	12	—	(5)	(5)
Investment funds	1,678	—	(75)	—	1,603	—	—	—
Total Level 3 assets	$5,377	$—	$(145)	$(937)	$4,295	$107	$(509)	$(402)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,188)	$—	$641	$(547)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,188)	$—	$641	$(547)	$—	$—	$—

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS and trading securities – For certain fixed maturity securities, discounted cash flow models are used to calculate the fair value. The discount rate is a significant unobservable input because the credit spread includes adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. This excludes assets for which fair value is provided by independent broker quotes, but includes assets for which fair value is provided by affiliated quotes.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	December 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$10,167	Discounted cash flow	Discount rate	1.4%	19.4%	5.2%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$14,907	Option budget method	Nonperformance risk	0.1%	1.0%	0.6%	[2]	Decrease
			Option budget	0.4%	3.4%	1.9%	[3]	Increase
			Surrender rate	5.9%	10.7%	8.0%	[4]	Decrease

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$5,858	Discounted cash flow	Discount rate	1.7%	35.0%	4.6%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$12,873	Option budget method	Nonperformance risk	0.0%	1.1%	0.5%	[2]	Decrease
			Option budget	0.6%	3.5%	1.9%	[3]	Increase
			Surrender rate	5.3%	9.5%	7.1%	[4]	Decrease

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

Financial Instruments Without Readily Determinable Fair Values—We had elected the measurement alternative for certain equity securities that did not have a readily determinable fair value. The equity securities were held at cost less impairment. As of December 31, 2021, these equity securities no longer qualified for the measurement alternative and are measured at fair value. As of December 31, 2020, the carrying amount of the equity securities was $202 million, with a cumulative impairment of $231 million.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	December 31, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$22,540	$23,059	$—	$—	$—	$23,059
Investment funds	995	995	995	—	—	—
Policy loans	312	312	—	—	312	—
Funds withheld at interest	43,125	43,125	—	—	—	43,125
Other investments	1,343	1,343	—	—	—	1,343
Investments in related parties
Mortgage loans	1,591	1,600	—	—	—	1,600
Investment funds	4,433	4,433	4,433	—	—	—
Funds withheld at interest	11,629	11,629	—	—	—	11,629
Other investments	222	223	—	—	—	223
Total financial assets not carried at fair value	$86,190	$86,719	$5,428	$—	$312	$80,979

Financial liabilities
Interest sensitive contract liabilities	$105,293	$108,621	$—	$—	$—	$108,621
Long-term debt	2,964	3,295	—	—	3,295	—
Securities to repurchase	3,110	3,110	—	—	3,110	—
Funds withheld liability	394	394	—	—	394	—
Total financial liabilities not carried at fair value	$111,761	$115,420	$—	$—	$6,799	$108,621

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	December 31, 2020
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$15,245	$15,811	$—	$—	$—	$15,811
Investment funds	642	642	642	—	—	—
Policy loans	369	369	—	—	369	—
Funds withheld at interest	46,668	46,668	—	—	—	46,668
Other investments	467	471	—	—	—	471
Investments in related parties
Mortgage loans	674	694	—	—	—	694
Investment funds	3,165	3,165	3,165	—	—	—
Funds withheld at interest	12,168	12,168	—	—	—	12,168
Other investments	469	499	—	—	—	499
Total financial assets not carried at fair value	$79,867	$80,487	$3,807	$—	$369	$76,311

Financial liabilities
Interest sensitive contract liabilities	$94,685	$98,945	$—	$—	$—	$98,945
Long-term debt	1,976	2,259	—	—	2,259	—
Securities to repurchase	598	598	—	—	598	—
Funds withheld liability	393	393	—	—	393	—
Total financial liabilities not carried at fair value	$97,652	$102,195	$—	$—	$3,250	$98,945

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
6. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income:

	Years ended December 31,
(In millions)	2021	2020	2019
Premiums
Direct	$13,989	$5,691	$5,449
Reinsurance assumed	388	413	1,092
Reinsurance ceded	(115)	(141)	(159)
Total premiums	$14,262	$5,963	$6,382

Future policy and other policy benefits
Direct	$15,482	$7,016	$6,697
Reinsurance assumed	503	522	1,223
Reinsurance ceded	(251)	(351)	(333)
Total future policy and other policy benefits	$15,734	$7,187	$7,587

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $6,380 million and $6,538 million as of December 31, 2021 and 2020, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance transactions

We have entered into various coinsurance and modco agreements to reinsure blocks of fixed deferred and fixed indexed and pension group annuities. The following summarizes those agreements at inception:

	Years ended December 31,
(In millions)	2020	2019
Liabilities assumed	$27,439	$791
Less: Assets received	28,805	818
Net cost of reinsurance	$(1,366)	$(27)

Unearned revenue reserve[1]	$(1,366)	$—
Deferred profit liability[2]	—	(27)
Net cost of reinsurance	$(1,366)	$(27)

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Global Atlantic – We have a 100% coinsurance and assumption agreement with Global Atlantic. The agreement ceded all existing open block life insurance business issued by Athene Annuity and Life Company (AAIA), with the exception of enhanced guarantee universal life insurance products. We also entered into a 100% coinsurance agreement with Global Atlantic to cede all policy liabilities of the ILICO Closed Block. The ILICO Closed Block consists primarily of participating whole life insurance policies. We also have an excess of loss arrangement with Global Atlantic to reimburse us for any payments required from our general assets to meet the contractual obligations of the AmerUs Closed Block not covered by existing reinsurance through Athene Re USA IV. The AmerUs Closed Block consists primarily of participating whole life insurance policies. Since all liabilities were covered by the existing reinsurance at close, no reinsurance premiums were ceded. The assets backing the AmerUs Closed Block are managed, on AAIA’s behalf, by Goldman Sachs Asset Management.

As of December 31, 2021 and 2020, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2,854 million and $3,022 million, respectively.

Protective Life Insurance Company (Protective) – We reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (AADE) to Protective under a coinsurance agreement in 2011. As of December 31, 2021 and 2020, Protective maintained a trust for our benefit with assets having a fair value of $1,624 million and $1,722 million, respectively.

Reinsurance Recoverables—The following summarizes our reinsurance recoverable from the following:

	December 31,
(In millions)	2021	2020
Global Atlantic	$2,916	$3,108
Protective	1,515	1,558
Other[1]	163	182
Reinsurance recoverable	$4,594	$4,848

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total recoverable.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2018	$3,921	$799	$1,187	$5,907
Additions	645	226	—	871
Unlocking	(117)	(9)	(24)	(150)
Amortization	(749)	(65)	(68)	(882)
Impact of unrealized investment (gains) losses	(426)	(131)	(181)	(738)
Balance at December 31, 2019	3,274	820	914	5,008
Adoption of accounting standard	12	5	5	22
Additions	633	178	—	811
Unlocking	(36)	(13)	(11)	(60)
Amortization	(414)	(53)	(60)	(527)
Impact of unrealized investment (gains) losses	(233)	(80)	(35)	(348)
Balance at December 31, 2020	3,236	857	813	4,906
Additions	698	265	—	963
Unlocking	(18)	(16)	24	(10)
Amortization	(483)	(182)	(155)	(820)
Impact of unrealized investment (gains) losses	182	54	87	323
Balance at December 31, 2021	$3,615	$978	$769	$5,362

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022	$59
2023	62
2024	64
2025	62
2026	59

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

Summarized financial information of the AmerUs Closed Block is presented below.

	December 31,
(In millions)	2021	2020
Liabilities
Future policy benefits	$1,520	$1,600
Other policy claims and benefits	16	15
Dividends payable to policyholders	75	84
Total liabilities	1,611	1,699
Assets
Trading securities	1,321	1,431
Mortgage loans, net of allowances	17	19
Policy loans	108	124
Total investments	1,446	1,574
Cash and cash equivalents	63	35
Accrued investment income	46	44
Reinsurance recoverable	14	16
Other assets	10	2
Total assets	1,579	1,671
Maximum future earnings to be recognized from AmerUs Closed Block	$32	$28

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the contribution from AmerUs Closed Block.

	Years ended December 31,
(In millions)	2021	2020	2019
Revenues
Premiums	$42	$48	$54
Net investment income	68	71	74
Investment related gains (losses)	(61)	99	147
Total revenues	49	218	275
Benefits and Expenses
Future policy and other policy benefits	24	177	234
Dividends to policyholders	27	38	36
Total benefits and expenses	51	215	270
Contribution (to) from AmerUs Closed Block before income taxes	(2)	3	5
Income tax expense (benefit)	2	1	(1)
Contribution (to) from AmerUs Closed Block, net of income taxes	$(4)	$2	$6

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

As of December 31, 2021 and 2020, we had no amounts outstanding under the Credit Facility and were in compliance with all covenants under the facility.

Interest accrues on outstanding borrowings at either the Eurodollar Rate (as defined in the Credit Facility) plus a margin or a base rate plus a margin, with the applicable margin varying based on AHL’s Debt Rating (as defined in the Credit Facility). The Credit Facility has a commitment fee that is determined by reference to AHL’s Debt Rating, and ranges from 0.10% to 0.30% of the undrawn commitment. As of December 31, 2021 and 2020, the commitment fee was 0.15% of the undrawn commitment.

Senior Notes—The following is a summary of our senior notes as of December 31, 2021:

	2028 Notes	2030 Notes	2031 Notes	2051 Notes	2052 Notes
Issue date	January 12, 2018	April 3, 2020	October 8, 2020	May 25, 2021	December 13, 2021
Principal balance (in millions)	$1,000	$500	$500	$500	$500
Outstanding balance (in millions)	$994	$495	$490	$491	$494
Interest rate	4.125%	6.150%	3.500%	3.950%	3.450%
Maturity date	January 12, 2028	April 3, 2030	January 15, 2031	May 25, 2051	May 15, 2052

The senior unsecured notes are callable by AHL at any time. If called prior to three months before the scheduled maturity date, the price is equal to the greater of (1) 100% of the principal and any accrued and unpaid interest and (2) an amount equal to the sum of the present values of remaining scheduled payments, discounted from the scheduled payment date to the redemption date treasury rate plus a spread as defined in the applicable prospectus supplement and any accrued and unpaid interest.

Interest expense on long-term debt was $105 million, $69 million and $42 million for the years ended December 31, 2021, 2020 and 2019, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

	Series A	Series B	Series C	Series D
Issue date	June 10, 2019	September 19, 2019	June 11, 2020	December 18, 2020
Authorized, issued and outstanding	34,500	13,800	24,000	23,000
Liquidation preference per share	$25,000	$25,000	$25,000	$25,000

The following summarizes dividends declared and paid per preferred stock share by series:

	Years ended December 31,
(Per share)	2021	2020	2019
Series A	$1,587.50	$1,587.51	$881.95
Series B	1,406.25	1,406.25	394.53
Series C	1,593.75	880.99	—
Series D	1,259.38	—	—

The following summarizes dividends declared and paid in the aggregate on the preferred stock by series:

	Years ended December 31,
(In millions)	2021	2020	2019
Series A	$55	$55	$31
Series B	19	19	5
Series C	38	21	—
Series D	29	—	—
Total dividends declared and paid	$141	$95	$36

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—Prior to the closing of our merger with AGM, our bye-laws placed certain restrictions on Class A shares such that a holder of Class A shares, except for shareholders permitted by our board of directors, which include members of the Apollo Group, as defined in our bye-laws, could not control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then such holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis.

During the first quarter of 2020, shareholders approved amendments to our bye-laws which eliminated our multi-class share structure at the closing of the share transaction with AGM. See Note 14 – Related Parties for further information on this transaction. Class B shares outstanding were converted to Class A shares on a one-to-one basis. Class M shares outstanding were converted to Class A shares representing 5% of the Class M value and warrants representing 95% of the Class M value. The warrants were issued with substantially the same terms, including the same economic terms, as the Class M shares. As of December 31, 2021, we had 8.1 million warrants outstanding with a weighted average conversion price of $18.40. Upon closing of our merger with AGM, the outstanding warrants were converted to AGM common stock.

Prior to the share transaction with AGM in the first quarter of 2020, we had six classes of common stock: Class A, Class B, Class M-1, Class M-2, Class M-3 and Class M-4. The Class M-1, Class M-2, Class M-3 and Class M-4 shares were collectively referred to as Class M shares. Class A shares collectively represented 55% of the total voting power of the Company. Class B shares collectively represented the remaining 45% of the total voting power of the Company, and were beneficially owned by shareholders who were members of the Apollo Group, as defined in our bye-laws. Class B shares were convertible to Class A shares on a one-to-one basis at any time upon notice to us. Class M shares were restricted, non-voting shares previously issued under equity incentive plans. Class M shares functioned similar to options in that they were exchangeable into Class A shares upon payment of a conversion price and satisfaction of other conditions, including vesting conditions.

Share Repurchase Authorizations

Our board of directors previously approved authorizations of $1,567 million for the repurchase of our Class A shares under our repurchase program; however, the program was terminated following the closing of our merger with AGM.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the activity on our share repurchase authorizations:

	Years ended December 31,
(In millions)	2021	2020	2019
Beginning balance	$221	$640	$150
Authorizations	—	—	1,317
Repurchases	—	(419)	(827)
Ending balance	$221	$221	$640

As of December 31, 2021, we had $406,810 aggregate par value of authorized but undesignated shares (equivalent to 406.8 million shares if designated as Class A common shares).

Dividends Declared

Our board of directors declared common stock cash dividends of $750 million on December 31, 2021, payable to holders of the Company’s Class A shares with a record date and payment date following the completion of our merger with AGM. The dividend payable was included in related party other liabilities on the consolidated balance sheets as of December 31, 2021. The dividend was paid on January 4, 2022.

The table below shows the changes in each class of shares issued and outstanding:

	Years ended December 31,
(In millions)	2021	2020	2019
Class A
Beginning balance	191.5	143.2	162.4
Issued shares	0.9	36.0	0.7
Forfeited shares	(0.2)	(0.1)	(0.1)
Repurchased shares	—	(13.3)	(19.8)
Converted from Class B shares	—	25.4	—
Converted from Class M	—	0.3	—
Ending balance	192.2	191.5	143.2
Class B
Beginning balance	—	25.4	25.4
Converted to Class A shares	—	(25.4)	—
Ending balance	—	—	25.4
Class M-1
Beginning balance	—	3.3	3.4
Converted to Class A shares	—	(0.2)	(0.1)
Converted to warrants	—	(3.1)	—
Ending balance	—	—	3.3
Class M-2
Beginning balance	—	0.8	0.8
Converted to Class A shares	—	0.0	—
Converted to warrants	—	(0.8)	—
Ending balance	—	—	0.8
Class M-3
Beginning balance	—	1.0	1.0
Converted to Class A shares	—	0.0	—
Converted to warrants	—	(1.0)	—
Ending balance	—	—	1.0
Class M-4
Beginning balance	—	4.0	4.1
Converted to Class A shares	—	(0.1)	(0.1)
Converted to warrants	—	(3.6)	—
Repurchased shares	—	(0.3)	—
Ending balance	—	—	4.0

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(628)	$—	$121	$39	$(4)	$(472)
Other comprehensive income (loss) before reclassifications	4,929	—	(1,322)	29	1	3,637
Less: Reclassification adjustments for gains (losses) realized in net income[1]	225	—	(56)	—	—	169
Less: Income tax expense (benefit)	958	—	(266)	6	—	698
Less: Other comprehensive income attributable to NCI, net of subsidiary issuance of equity interests and tax	16	—	—	1	—	17
Balance at December 31, 2019	3,102	—	(879)	61	(3)	2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	3,312	(61)	(634)	(106)	18	2,529
Less: Reclassification adjustments for gains (losses) realized in net income[1]	353	—	(94)	—	—	259
Less: Income tax expense (benefit)	566	(12)	(115)	(26)	—	413
Less: Other comprehensive income attributable to NCI	147	—	—	7	7	161
Balance at December 31, 2020	5,352	(53)	(1,310)	(26)	8	3,971
Other comprehensive income (loss) before reclassifications	(2,988)	52	605	246	(10)	(2,095)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(65)	—	17	14	—	(34)
Less: Income tax expense (benefit)	(558)	10	123	54	—	(371)
Less: Other comprehensive income (loss) attributable to NCI	(154)	—	—	6	(1)	(149)
Balance at December 31, 2021	$3,141	$(11)	$(845)	$146	$(1)	$2,430

[1] Recognized in investment related gains (losses) on the consolidated statements of income.
[2] Previously reported amounts for the year ending December 31, 2020 have been revised to correct a misstatement, which was not material, in the classification of balances and changes attributable to AFS securities with and without credit allowances.

11. Earnings Per Share

The following represents our basic and diluted EPS calculations:

Year ended December 31, 2021
(In millions, except per share data)	Class A
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$3,718

Basic weighted average shares outstanding	191.6
Dilutive effect of stock compensation plans and warrants	7.1
Diluted weighted average shares outstanding	198.7

Earnings per share
Basic	$19.40
Diluted	$18.71

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Year ended December 31, 2020
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income (loss) available to Athene Holding Ltd. common shareholders – basic and diluted	$1,573	$(98)	$(13)	$(3)	$(4)	$(9)

Basic weighted average shares outstanding	184.9	25.4	3.3	0.8	1.0	2.4
Dilutive effect of stock compensation plans and warrants	3.7	—	—	—	—	—
Diluted weighted average shares outstanding	188.6	25.4	3.3	0.8	1.0	2.4

Earnings (loss) per share
Basic	$8.51	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)
Diluted	$8.34	$(3.87)	$(3.87)	$(3.87)	$(3.87)	$(3.87)

	Year ended December 31, 2019
(In millions, except per share data)	Class A	Class B	Class M-1	Class M-2	Class M-3	Class M-4
Net income available to Athene Holding Ltd. common shareholders – basic and diluted	$1,760	$291	$38	$10	$11	$26

Basic weighted average shares outstanding	153.9	25.4	3.3	0.8	1.0	2.2
Dilutive effect of stock compensation plans	0.4	—	—	—	—	0.3
Diluted weighted average shares outstanding	154.3	25.4	3.3	0.8	1.0	2.5

Earnings per share
Basic	$11.44	$11.44	$11.44	$11.44	$11.44	$11.44
Diluted	$11.41	$11.44	$11.44	$11.44	$11.44	$9.94

For the periods in which we had multiple classes of stock participating in earnings, we used the two-class method for allocating net income available to Athene Holding Ltd. common shareholders to each class of our common stock. During the first quarter of 2020, as a result of the closing of the share transaction discussed further in Note 14 – Related Parties, we converted outstanding Class B shares to Class A shares and Class M shares were converted to Class A shares and warrants. As a result, the EPS calculation for the year ended December 31, 2020 allocated all net income for the second, third and fourth quarters to Class A shares and, for the first quarter of 2020, used only the weighted average shares for the first quarter to allocate first quarter net loss to Class B and Class M shares. However, for Class B and Class M shares, the weighted average shares outstanding represented only that period of time that the shares were outstanding. The warrants issued as part of the conversion of the Class M shares are included within the dilutive effect of stock compensation plans and warrants above if dilutive.

Dilutive shares are calculated using the treasury stock method. For Class A shares, this method takes into account shares that can be settled into Class A shares, net of a conversion price. As of December 31, 2021, 2020 and 2019, the diluted EPS calculations for Class A shares excluded 0.8 million, 1.8 million and 31.9 million shares, respectively.

12. Income Taxes

Income tax expense consists of the following:

	Years ended December 31,
(In millions)	2021	2020	2019
Current	$410	$107	$53
Deferred	(24)	178	64
Income tax expense	$386	$285	$117

Income tax expense was calculated based on the following income (loss) before income taxes by jurisdiction:

	Years ended December 31,
(In millions)	2021	2020	2019
Bermuda	$2,780	$903	$1,895
US	1,559	1,083	528
United Kingdom	(153)	220	(121)
Income before income taxes	$4,186	$2,206	$2,302

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The expected tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0%, 21% and 19% have been used for Bermuda, the US and the United Kingdom (UK), respectively, for the years ended December 31, 2021, 2020 and 2019. A reconciliation of the difference between the expected tax provision at the weighted average tax rate and income tax expense is as follows:

	Years ended December 31,
(In millions, except for percentages)	2021	2020	2019
Expected tax provision computed on pre-tax income at weighted average income tax rate	$299	$268	$88
Increase in income taxes resulting from:
Deferred tax valuation allowance	(2)	8	16
Non-deductible expenses	19	5	17
Prior year true-up	4	(4)	2
Corporate owned life insurance	52	(6)	(6)
Stock compensation expense	2	—	2
State taxes and other	12	14	(2)
Income tax expense	$386	$285	$117
Effective tax rate	9%	13%	5%

During the third quarter of 2021, we recorded an out-of-period adjustment that affected the consolidated statements of income. The adjustment related to the correction of errors in jurisdictional income, which resulted in the misstatement of income tax expense. The adjustment understated income tax expense for the year ended December 31, 2021 by $63 million. We evaluated the out-of-period adjustment and determined it was not material to the consolidated financial statements for the year ended December 31, 2021, or any other previously reported period.

Total income taxes were as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
Income tax expense	$386	$285	$117
Income tax expense (benefit) from OCI	(371)	413	698
Total income tax expense	$15	$698	$815

Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2021	2020
Current income tax recoverable	$2	$55
Current income tax payable	169	—
Net current income tax recoverable (payable)	$(167)	$55

Deferred tax assets	$—	$—
Deferred tax liabilities	576	972
Net deferred tax liabilities	$(576)	$(972)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Deferred income tax assets and liabilities consisted of the following:

	December 31,
(In millions)	2021	2020
Deferred tax assets
Insurance liabilities	$2,169	$1,723
Net operating and capital loss carryforwards	60	86
Employee benefits	22	20
Other	39	36
Total deferred tax assets	2,290	1,865
Valuation allowance	(66)	(74)
Deferred tax assets, net of valuation allowance	2,224	1,791
Deferred tax liabilities
Investments, including derivatives	974	998
Net unrealized gains on AFS	626	997
DAC, DSI and VOBA	1,026	767
Other	174	1
Total deferred tax liabilities	2,800	2,763
Net deferred tax liabilities	$(576)	$(972)

As of December 31, 2021, we have gross deferred tax assets associated with US federal and state net operating losses of $421 million, which will begin to expire in 2022.

The valuation allowance consists of the following:

	December 31,
(In millions)	2021	2020
US federal and state net operating losses and other deferred tax assets	$30	$50
UK net operating losses and other deferred tax assets	36	24
Total valuation allowance	$66	$74

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

We expect that earnings from AHL’s US subsidiaries will not be subject to US dividend withholding tax under the benefits provided by the income tax treaty between the US and the UK. Any dividends remitted from ALRe are not subject to withholding tax.

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

Bermuda statutory requirements—ALRe, AARe and Athene Co-Invest Reinsurance Affiliate 1A Ltd. (ACRA 1A) are each licensed by the Bermuda Monetary Authority (BMA) as long-term insurers and are subject to the Insurance Act 1978, as amended (Bermuda Insurance Act) and regulations promulgated thereunder. The BMA implemented the Economic Balance Sheet (EBS) framework into the Bermuda Solvency Capital Requirement (BSCR), which was granted equivalence to the European Union’s Directive (2009/138/EC) (Solvency II).

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (ECR). For our Class C reinsurer, ACRA 1A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For our Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2021, our Bermuda subsidiaries were in excess of the minimum levels required. For our Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. The following represents the EBS capital and surplus and BSCR ratios:

	EBS capital & surplus		BSCR ratio
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
ALRe	$14,630	$17,168	209%	254%
AARe	6,632	2,441	2,460%	967%
ACRA 1A	3,872	2,945	183%	236%

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

	December 31, 2021
(In millions)	ALRe	AARe[1]	ACRA 1A
Decrease to capital and surplus due to permitted practices	$3,963	$(4,979)	$980
Decrease to statutory net income due to permitted practices	(635)	2,678	599

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

	December 31,
(In millions)	2021	2020
ALRe	$7,122	$9,971
AARe	165	1,096
ACRA 1A	1,759	1,592

US statutory requirements—Our regulated US subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The maximum dividend these subsidiaries can pay to shareholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to AUSA absent regulatory approval was $0 million and $170 million as of December 31, 2021 and 2020, respectively. Any dividends from AHL’s other US statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to AUSA without regulatory approval from the Delaware Department of Insurance.

As of December 31, 2021, our US subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

In some instances, the states of domicile of our US subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (SAP). These subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP. These prescribed and permitted practices are described as follows:

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus decreased by $91 million and $84 million as of December 31, 2021 and 2020, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2021 and 2020, Athene Re USA IV included as admitted assets $117 million and $134 million, respectively, related to the outstanding letters of credit.

Statutory capital and surplus and net income (loss)—The following table presents, for each of our primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	December 31,		Years ended December 31,
(In millions)	2021	2020	2021	2020	2019
ALRe	$11,823	$13,518	$3,278	$1,544	$1,247
AARe	2,649	2,457	(3,703)	92	248
ACRA 1A	4,187	2,718	293	1,522	265
AADE	1,605	1,700	(70)	54	(86)
AAIA	1,279	1,312	(182)	(8)	241
AANY	304	320	(8)	(25)	33

14. Related Parties

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Under our fee agreement with Apollo, we pay Apollo a base management fee of (1) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 of $103.4 billion (Backbook Value) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the market value, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities.

For the years ended December 31, 2021, 2020 and 2019, we incurred management fees, inclusive of the base and sub-allocation fees, of $592 million, $490 million and $426 million, respectively. Management fees are included within net investment income on the consolidated statements of income. As of December 31, 2021 and 2020, management fees payable were $59 million and $41 million, respectively, and are included in other liabilities on the consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including 100% of the noncontrolling interest in ACRA. In addition to the assets on our consolidated balance sheets managed by Apollo, Apollo manages the assets underlying our funds withheld receivable. For these assets, the third-party cedants pay Apollo fees based upon the same fee construct we have with Apollo. Such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we indirectly pay those fees. Finally, Apollo charges management fees and carried interest on Apollo-managed funds and other entities in which we invest. Neither the fees paid by such third-party cedants nor the fees or carried interest paid by such Apollo-managed funds or other entities are included in the investment management fee amounts cited above.

Investment management agreement (IMA) termination – Our bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third-party reinsurance, or inorganic transactions, among us or any of our subsidiaries, on the one hand, and ISG, on the other hand, we will not terminate any such IMA with Apollo other than at specified termination dates and with relevant board approvals of independent directors and written notice.

Governance – We have a management investment and asset liability committee, which includes members of our senior management and reports to the risk committee of our board of directors. The committee focuses on strategic decisions involving our investment portfolio, such as approving investment limits, new asset classes and our allocation strategy, reviewing large asset transactions, as well as monitoring our credit risk, and the management of our assets and liabilities.

Prior to our merger with AGM on January 1, 2022, a significant voting interest in the Company was held by shareholders who are members of the Apollo Group. James Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM, and, as Chief Executive Officer of ISG, receives compensation from ISG for services he provides. Mr. Belardi also owns a 5% profit interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Additionally, six of the sixteen members of our board of directors are employees of or consultants to Apollo (including Mr. Belardi). In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

Athene Freedom Holdings LP – We have a limited partnership investment in Athene Freedom Holdings LP, for which an Apollo affiliate is the general partner. Athene Freedom Holdings LP indirectly invests in both Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). Additionally, we own ABS and corporate debt securities issued by Wheels and Donlen, which are held as related party AFS securities on the consolidated balance sheets. The following summarizes these investments in Wheels/Donlen:

(In millions)	December 31, 2021
AFS securities	$2,419
Investment fund	700
Total investment in Wheels/Donlen	$3,119

A-A Mortgage – We have an equity method investment of $26 million and $444 million as of December 31, 2021 and 2020, respectively, in A-A Mortgage, which previously held an investment in AmeriHome. In 2021, Apollo and Athene sold AmeriHome to a subsidiary of Western Alliance Bancorporation and we recognized $182 million of revenue from the premium of the platform sale, net of carry and transaction expenses. We have a loan purchase agreement with AmeriHome, which survived the sale. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased $0 million, $169 million and $411 million of residential mortgage loans under this agreement during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, as of December 31, 2020, we held $360 million of investments issued by AmeriHome or AmeriHome affiliates as related party AFS securities on the consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
MidCap – We have multiple investments in MidCap including profit participating notes, senior unsecured notes and redeemable preferred stock, which are included in related party AFS or trading securities on the consolidated balance sheets. We also had advanced amounts to MidCap under a subordinated debt facility, which was included in related party other investments on the consolidated balance sheets. During the second quarter of 2021, the principal balance of the MidCap subordinated debt facility of $330 million was repaid and we received $19 million as a result of the early repayment.

The following summarizes these investments in MidCap:

	December 31,
(In millions)	2021	2020
Profit participating notes	$635	$534
Senior unsecured notes	158	—
Redeemable preferred stock	7	77
Subordinated debt facility	—	328
Total investment in MidCap	$800	$939

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $897 million and $630 million as of December 31, 2021 and 2020, respectively, which are included in related party AFS securities on the consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2021, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes our investments in Athora:

	December 31,
(In millions)	2021	2020
Investment fund	$743	$709
Non-redeemable preferred equity securities	171	—
Total investment in Athora	$914	$709

Additionally, as of December 31, 2021 and 2020, we had $63 million and $122 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional investments in Athora of $512 million as of December 31, 2021.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $219 million and $123 million as of December 31, 2021 and 2020, respectively. The minority equity investment in VA Capital is included in related party investment funds on the consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of AGM, Crestview Partners III Management , LLC (Crestview) and Reverence Capital Partners L.P. (Reverence), and is the parent of Venerable, which is the parent of VIAC.

On June 1, 2021, Apollo Hybrid Value Fund, L.P., AA Direct, L.P. and certain entities affiliated with Athora, collectively through an acquisition vehicle, AP Violet, L.P. (AP Violet), along with Crestview and Reverence agreed to acquire a portion of the minority equity investment in VA Capital from us and Apollo. As a result, during the year ended December 31, 2021, we sold portions of our equity investment for $124 million, of which $25 million was deferred consideration, to Crestview, Reverence and AP Violet.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the consolidated balance sheets. The loans are held at the principal balance less allowances and were $222 million and $145 million as of December 31, 2021 and 2020, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of December 31, 2021 and 2020, we had $415 million and $214 million, respectively, of investments under the Strategic Partnership and these investments are typically included in related party investment funds on the consolidated balance sheets.

PK AirFinance – We have an investment in PK AirFinance (PK), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by an SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. As of December 31, 2021 and 2020, our investment in securitizations of loans originated by PK was $1,401 million and $1,373 million, respectively, and are included in related party AFS or trading securities on the consolidated balance sheets. We also have commitments to make additional investment in securitizations of loans originated by PK of $1,224 million as of December 31, 2021.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, which is managed by AGM. ALRe currently holds 36.55% of the economic interests in ACRA, with ADIP holding the remaining 63.45%. During the years ended December 31, 2021 and 2020, ACRA received capital contributions of $758 million and $240 million, respectively, from ADIP and paid dividends of $0 million and $46 million, respectively, to ADIP.

Apollo Share Exchange and Related Transactions – On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the AOG, pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. As of December 31, 2021 and 2020, the investment in Apollo was $2,112 million and $1,324 million, respectively. Subsequent to our merger with AGM, our investment in Apollo was distributed to AGM.

AA Infrastructure Fund 1 LLC (AA Infrastructure) – We have an investment in preferred shares of AA Infrastructure, which is a fund managed by ISG. As of December 31, 2021 and 2020, we held $113 million and $72 million, respectively, of preferred shares, which are included in related party equity securities on the consolidated balance sheets. In the fourth quarter of 2019, AA Infrastructure issued $267 million of ABS securities as a return of capital on the preferred shares. As of December 31, 2021 and 2020, we held AA Infrastructure ABS securities of $586 million and $420 million, respectively, which are included in related party trading securities on the consolidated balance sheets. We also have commitments to make additional investments in AA Infrastructure of $0 million as of December 31, 2021.
15. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $14,771 million and $7,472 million as of December 31, 2021 and 2020, respectively. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the FHLB and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2021 and 2020, we had $2,751 million and $2,002 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of December 31, 2021 and 2020, we had $19,728 million and $8,822 million, respectively, of board-authorized FABN funding agreements outstanding. We had $5,183 million of board-authorized FABN capacity remaining as of December 31, 2021.

During the third quarter of 2020, we established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity entered into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special-purpose entity to purchase funding agreements from us. As of December 31, 2021 and 2020, we had $1,000 million of FABR funding agreements outstanding.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	December 31,
(In millions)	2021	2020
AFS securities	$9,111	$9,884
Trading securities	75	60
Equity securities	30	26
Mortgage loans	5,033	5,028
Investment funds	174	68
Derivative assets	96	107
Short-term investments	—	52
Other investments	130	105
Restricted cash	796	738
Total restricted assets	$15,445	$16,068

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,375 million as of December 31, 2021. These letters of credit were issued for our reinsurance program and expire between May 22, 2023 and December 10, 2023.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA, purchased broad based variable COLI policies from American General Life Insurance Company (American General). In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter has been transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue proceeded to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement were to have been deemed effective, the purported changes to the policies could have impaired AAIA’s ability to access the value of guarantees associated with the policies. The parties engaged in discovery as well as discussions concerning whether the matter can be resolved without further litigation and, at the request of the parties, on August 11, 2021, the court entered an Amended Scheduling Order setting the trial date for June 2023. On December 27, 2021, the parties agreed in principle to a settlement, pursuant to which we will be able to surrender the policies at any time and receive proceeds within six months. During the year ended December 31, 2021, we recorded an impairment of the COLI asset of $53 million, and an adjustment to deferred tax liabilities of $47 million, to reflect the terms of the settlement.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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
•Investment gains (losses), net of offsets; and
•Noncontrolling interests, VIE expenses and other adjustments to revenues.

The table below reconciles segment adjusted operating revenues to total revenues presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2021	2020	2019
Retirement Services	$14,903	$10,681	$11,460
Corporate and Other	1,152	266	117
Non-operating adjustments
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	2,507	868	2,346
Investment gains (losses), net of offsets	(6)	720	1,685
Noncontrolling interests, VIE expenses and other adjustments to revenues	7,764	2,229	650
Total revenues	$26,320	$14,764	$16,258

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

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

The table below reconciles segment adjusted operating income available to common shareholders to net income available to Athene Holding Ltd. common shareholders presented on the consolidated statements of income:

	Years ended December 31,
(In millions)	2021	2020	2019
Retirement Services	$2,423	$1,266	$1,322
Corporate and Other	643	(24)	(33)
Non-operating adjustments
Investment gains (losses), net of offsets	160	508	994
Change in fair values of derivatives and embedded derivatives – index annuities, net of offsets	692	(235)	(65)
Integration, restructuring and other non-operating expenses	(124)	(10)	(70)
Stock-based compensation, excluding LTIP	(2)	(11)	(12)
Income tax expense – non-operating	(74)	(48)	—
Net income available to Athene Holding Ltd. common shareholders	$3,718	$1,446	$2,136

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

	Years ended December 31,
(In millions)	2021	2020	2019
Retirement Services	$6,791	$5,287	$5,062
Corporate and Other	288	41	117
Adjustments to net investment income
Change in fair value of reinsurance assets	(1,451)	(1,408)	(680)
Alternative (gains) losses	(144)	102	(1)
Noncontrolling interests	943	559	61
Apollo investment gain	864	225	—
Held for trading amortization and other	(114)	79	37
Net investment income	$7,177	$4,885	$4,596

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

	Years ended December 31,
(In millions)	2021	2020	2019
Retirement Services	$89	$164	$117
Corporate and Other	182	60	—
Adjustments to income tax expense
Noncontrolling interest tax expense	41	13	—
Income tax expense – non-operating	74	48	—
Income tax expense	$386	$285	$117

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following represents total assets by segment:

	December 31,
(In millions)	2021	2020
Retirement Services	$228,835	$197,295
Corporate and Other	6,314	5,476
Total assets	$235,149	$202,771

We market annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of income, and premiums collected are as follows:

	Years ended December 31,
(In millions)	2021	2020	2019
Fixed indexed annuities	$8,408	$20,257	$7,304
Fixed rate annuities	2,662	20,433	3,192
Payouts without life contingencies	542	545	341
Funding agreements	11,852	7,679	1,301
Life and other deposits	2	2	(13)
Total deposits	23,466	48,916	12,125
Payouts with life contingencies	14,217	5,911	6,332
Life and other premiums	45	52	50
Total premiums	14,262	5,963	6,382
Total premiums and deposits, net of ceded	$37,728	$54,879	$18,507

Deposits and premiums by geographical location are as follows:

	Years ended December 31,
(In millions)	2021	2020[1]	2019[1]
United States	$25,380	$19,187	$16,614
Bermuda	12,348	35,692	1,893
Total premiums and deposits, net of ceded	$37,728	$54,879	$18,507

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification between the United States and Bermuda geographical locations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above as of December 31, 2021.

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

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Their report is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Below is a list of the names and ages of our directors and executive officers, as of January 31, 2022, and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	64	Chairman of the Board, Chief Executive Officer, and Chief Investment Officer
William J. Wheeler*	60	President
Grant Kvalheim**	65	Executive Vice President—Athene, Chief Executive Officer and President—Athene USA
Martin P. Klein	62	Executive Vice President and Chief Financial Officer
John L. Golden	42	Executive Vice President and General Counsel
Douglas Niemann	52	Executive Vice President and Chief Risk Officer
Marc Beilinson	63	Director***
Robert L. Borden	58	Director***
Mitra Hormozi	52	Director***
Scott Kleinman	49	Director
Brian Leach	62	Director***
Gernot Lohr	52	Director
H. Carl McCall	86	Director***
Matthew R. Michelini	40	Director
Dr. Manfred Puffer	58	Director
Marc Rowan	59	Director
Lawrence J. Ruisi	73	Director***
Lynn Swann	69	Director***
Hope Schefler Taitz	57	Director
Arthur Wrubel	56	Director***
Fehmi Zeko	63	Director***

* Effective March 31, 2022, Mr. Wheeler will transition to the role of Vice Chairman of the Company.
** Effective April 1, 2022, Mr. Kvalheim will assume the role of President of the Company.
*** Independent director for purposes of the NYSE corporate governance listing requirements.

Executive Officers
James R. Belardi is our co-founder, and has served as our Chairman, Chief Executive Officer and Chief Investment Officer since May 2009. In addition, Mr. Belardi is a member of the board of directors and an executive officer of AGM and is the founder, Chairman and Chief Executive Officer of ISG, our investment manager. He is a member of our executive committee and ISG’s executive committee. Mr. Belardi is responsible for our overall strategic direction and the day-to-day management of our investment portfolio. Prior to founding our Company and ISG, Mr. Belardi was President of SunAmerica Life Insurance Company and was also Executive Vice President and Chief Investment Officer of AIG Retirement Services, Inc., where he had responsibility for an invested-asset portfolio of $250 billion. Mr. Belardi has a Bachelor of Arts degree in economics from Stanford University and a Master of Business Administration from the University of California, Los Angeles. He currently serves on the board of directors of ISG, Paulist Productions, where he chairs the investment committee, and Southern California Aquatics. Mr. Belardi swam in the 1976 and 1980 Olympic Swimming Trials and is a nine-time Masters Swimming World Record Holder. Mr. Belardi was selected to serve on our board of directors as a result of his demonstrated track record in and deep knowledge of the financial services business, including having founded both our Company and ISG, and his extensive experience in the insurance industry.
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

Grant Kvalheim has served as the Chief Executive Officer of Athene USA Corporation since June 2015 and served as our President from January 2011 until September 2015, served as the Chief Financial Officer from January 2011 until April 2013 and served as a director from January 2012 until February 2014. Mr. Kvalheim is responsible for the oversight of our US operating companies with a focus on our retail annuity and funding agreement channels. Prior to joining our Company, Mr. Kvalheim was a senior executive of Barclays Capital (Barclays) from early 2001 to the end of 2007, becoming Co-President in September 2005. During his time at Barclays he converted a European cash investment grade business into a leading global cash and derivatives business across both securitized and non-securitized credit products, and significantly expanded Barclays’ investment banking platform. Prior to joining Barclays, Mr. Kvalheim held senior executive positions in the investment banks of Deutsche Bank and Merrill Lynch. Mr. Kvalheim has a Bachelor of Arts degree in economics from Claremont McKenna College and a Master of Business Administration in finance from the University of Chicago. He currently serves on the board of directors of Mottahedeh & Co., Sol Health, United Way of Central Iowa, and the Greater Des Moines Partnership.
Martin P. Klein has served as our Executive Vice President and Chief Financial Officer since November 2015. Mr. Klein also serves as a director of several of our insurance subsidiaries. Mr. Klein is responsible for overseeing our financial management, including our enterprise finance, reporting, tax, actuarial and internal audit functions. He also helps develop and execute strategic operating decisions across our Company. Prior to joining our Company, Mr. Klein was employed by Genworth Financial, Inc. (Genworth) from May 2011 through October 2015, where he most recently served as Executive Vice President & Chief Financial Officer, and also served as Genworth’s Acting President & Chief Executive Officer during most of 2012. Prior to joining Genworth in 2011, Mr. Klein served as a Managing Director at Barclays, after its acquisition of the US operations of Lehman Brothers Holdings, Inc. Mr. Klein joined Lehman Brothers in 1998, where he served as a Managing Director and head of the Insurance & Pension Solutions Group. Prior to Lehman Brothers, Mr. Klein had been with Zurich Insurance Group from 1994 to 1998 as Managing Director of Zurich Investment Management. Prior to Zurich, Mr. Klein served in finance and actuarial roles in other insurance organizations early in his career. Mr. Klein currently serves on the board of Caritas, a non-profit organization in Richmond, Virginia. Mr. Klein is a Fellow of the Society of Actuaries and a Chartered Financial Analyst. He received his Bachelor of Arts in mathematics and business administration from Hope College and a Master of Science in statistics and actuarial science from the University of Iowa.
John L. Golden has served as our Executive Vice President and General Counsel since December 2014. He is responsible for overseeing the legal, compliance and government relations departments, ensuring compliance with laws and regulations and developing effective legal strategies to protect our Company’s interests. Prior to joining Athene, Mr. Golden was an attorney at Sidley Austin LLP (Sidley). At Sidley, he represented a variety of financial institutions in connection with all aspects of their businesses such as corporate transactions, securities offerings, regulatory and compliance, enforcement matters and employment matters. Prior to Sidley, he worked for Fisher Investments and IBM Corporation. He received his Juris Doctor from the University of California, Los Angeles and a Bachelor of Science in Operations Management/Information Systems from Santa Clara University. Mr. Golden is admitted to the State Bar of California.
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

Marc Beilinson has served as a director of our Company since 2013, and is the lead independent director and a member of our conflicts committee and legal and regulatory committee. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of AGM, Exela Technologies and Playtika as well as several privately held companies. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, and Gastar Inc. Mr. Beilinson has a Bachelor of Arts in political science from the University of California, Los Angeles and a Juris Doctor from the University of California Davis Law School. Mr. Beilinson was selected to serve on our board of directors as a result of having over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002.
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
Mitra Hormozi has served as a director of our Company since December 2018, and is the chair of our legal and regulatory committee. Ms. Hormozi is also a director of a number of our US subsidiaries. Ms. Hormozi was Executive Vice President and General Counsel of Revlon, Inc. from April 2015 to July 2019, where she was responsible for overseeing Revlon’s legal affairs worldwide. Ms. Hormozi has extensive experience in both the public and private sectors of the legal field. Prior to joining Revlon in April 2015, she was a litigation partner at two major law firms from 2011 to 2015 and served as Deputy Chief of Staff to then New York State Attorney General, Andrew Cuomo. She also served as an Assistant United States Attorney prosecuting high-profile complex racketeering cases in the Eastern District of New York. Ms. Hormozi currently serves on the board of directors of AGM. She has also previously served on the board of directors of Revlon. Ms. Hormozi received a Bachelor of Arts in history from the University of Michigan and a Juris Doctor from the New York University School of Law. Ms. Hormozi was selected to serve on our board of directors as a result of her extensive legal counsel experience.
Scott Kleinman has served as a director of our Company since December 2018. Mr. Kleinman is Co-President of Apollo Asset Management, Inc. (AAM), co-leading AAM’s day-to-day operations including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform, as well as a member of the board of directors of AAM. Mr. Kleinman joined Apollo six years after its inception in 1996, and was named Lead Partner for Private Equity in 2009 prior to being named Co-President in 2018. Mr. Kleinman currently serves on the boards of directors of AAM, Apollo Global Management, Inc., Athora Holding, Ltd., Apollo Strategic Growth Capital I and Apollo Strategic Growth Capital II and previously served on the board of directors of CH2M Hill Companies. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Advisors at the University of Pennsylvania Stuart Weitzman School of Design. He is also a member of the Board of Advisors of Nature Conservancy New York as well as a member of the Board of Directors of White Plains Hospital, where he co-chaired the COVID-19 Relief Campaign. Mr. Kleinman received a BA and BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

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
Gernot Lohr has served as a director of our Company and our subsidiary, ALRe, since 2009. Mr. Lohr has served as a director of the general partner of ISG, our investment manager, since 2009. Mr. Lohr is a Senior Partner and Global Head of the Financial Institutions Group at Apollo, which he joined in May 2007. Prior to joining Apollo, Mr. Lohr was a founding partner at Infinity Point LLC, Apollo’s joint venture partner for the financial services industry since 2005. Before that time, Mr. Lohr spent eight years in financial services investment banking at Goldman, Sachs & Co. in New York and also worked at McKinsey & Company and B. Metzler Corporate Finance in Frankfurt. Currently, Mr. Lohr serves on the board of directors of Athora Holding Ltd., Catalina Holdings and Oldenburgische Landesbank. Mr. Lohr has previously served on the board of directors of Tranquilidade, Amissima Vita S.p.A., Amissima Assicurazioni S.p.A., Bremer Kreditbank Aktiengesellschaft, Brit Insurance Holdings BV, Brit PLC, Nova Kreditna banka Maribor d.d. and KBS Banka d.d. Mr. Lohr has a joint Master’s Degree in economics and engineering from the University of Karlsruhe, Germany, and received a Master of Business Administration from the MIT Sloan School of Management. Mr. Lohr was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
H. Carl McCall has served as a director of our Company since August 2016. From 2011 to 2019, Mr. McCall served as the Chairman of the Board of Trustees of the State University of New York. From 2002 to 2015, Mr. McCall served as a board member or trustee of several organizations, including Ariel Investment, Tyco International, New Plan Realty Corporation and the New York Stock Exchange. Since 2004, Mr. McCall has served as a principal of Covenant Capital, LLC. From 1993 to 2002, Mr. McCall served as the Comptroller of the State of New York, a position in which he was the sole trustee of the second largest public pension fund in the United States. From 1991 to 1993, Mr. McCall served as the President of the New York City Board of Education. From 1986 to 1991, Mr. McCall served as Commissioner of the Port Authority of New York and New Jersey. From 1985 to 1993, Mr. McCall served as a Vice President of Citicorp, Inc. From 1980 to 1981, Mr. McCall served as an ambassador to the United Nations. From 1975 to 1980, Mr. McCall served as a state senator of New York. Mr. McCall received a Bachelor of Arts degree in government from Dartmouth College and a Masters of Arts from Andover Newton Theological Seminary. Mr. McCall was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, and his experience serving on the boards of a number of public and private companies.
Matthew R. Michelini has served as a director of our Company and certain of our subsidiaries since 2010, and is a member of our executive, legal and regulatory, and risk committees. Mr. Michelini serves as a director of the general partner of ISG, our investment manager. Mr. Michelini is Partner, Head of Asia-Pacific, Co-Head of Apollo’s Hybrid Value Fund and member of the Management Committee at Apollo. Prior to joining Apollo in 2006, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini serves on the board of directors of Venerable Holdings, Inc. and previously served on the boards of Aleris International, Noranda Aluminum, Metals USA, OneMain Holdings, and Warrior Met Coal. At Apollo, Mr. Michelini has executed deals across the world including in North America, Europe, and Asia. Mr. Michelini graduated from Princeton University with a B.A. in mathematics and a Certificate in Finance. He received his M.B.A. degree from Columbia University. Mr. Michelini was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

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

Marc Rowan has served as a director of our Company since 2009, and is a member of our executive committee. Mr. Rowan has served as a director of the general partner of ISG, our investment manager, since 2009. Mr. Rowan is the Chief Executive Officer of Apollo Global Management, Inc. and a member of its board of directors and a member of its executive committee. Mr. Rowan co-founded Apollo in 1990. Mr. Rowan also currently serves on the board of directors of Athora Holding Ltd. He has previously served on the boards of directors of Caesars Acquisition Co. and Caesars Entertainment Corporation and numerous other entities, including other Apollo portfolio companies, other entities affiliated with Apollo, and other entities. Mr. Rowan is a founding member of Youth Renewal Fund and Vice Chair of Darca, Israel’s top educational network, Chair of the Board of Advisors of the Wharton School, and a member of the University of Pennsylvania’s Board of Trustees. He also serves on the board of directors of OpenDor Media and several technology-oriented companies. He is an Executive Committee member of the Civil Society Fellowship, a partnership of ADL and the Aspen Institute. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and MBA in finance. Mr. Rowan was selected to serve on our board of directors as a result of his service on the boards of numerous public and private companies and his demonstrated track record of success and extensive experience in the financial services sector.
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
Lynn Swann has served as a director of our company since September 2020. Mr. Swann is president of Swann, Inc., a marketing and consulting firm he founded in 1976. From 2016 to 2019, Mr. Swann served as the Athletic Director of the University of Southern California (USC), where he was responsible for overall administration of 21 women’s and men’s Division I athletic programs at the university. Prior to his role at USC, he worked on-air as a host, reporter and analyst for the American Broadcast Company (ABC-TV) for nearly 30 years and served for two years as chairman of the national board of Big Brothers Big Sisters of America, overseeing management of more than 400 agencies across the United States and establishing Big Brothers Big Sisters as a premier mentoring group. Mr. Swann was the Republican party nominee for Pennsylvania governor in 2006 and was appointed by President George W. Bush as the Chairman of the President’s Council on Fitness, Sports and Nutrition, where he served from 2002 to 2005. Mr. Swann currently serves on the board of directors of AGM, Evoqua Water Technologies and American Homes 4 Rent, and has previously served on the boards of a number of publicly-traded, privately-held and non-profit entities, such as Fluor Corporation, Caesar’s Entertainment Corp., Hershey Entertainment and Resorts, H.J. Heinz Company and the Professional Golfers’ Association of America. Mr. Swann received a Bachelor of Arts in public relations from the University of Southern California. He is Hall of Fame athlete and former wide receiver for the Pittsburgh Steelers football team. He has also held Series 7 and 63 registrations for securities industry professionals. Mr. Swann was selected to serve on our board of directors as a result of his expertise in business, marketing and community involvement in addition to his public company board experience.
Hope Schefler Taitz has served as a director of our Company and our subsidiary, ALRe, since 2011, and is a member of our risk, legal and regulatory, and conflicts committees. Ms. Taitz is also a director of a number of our US subsidiaries. Ms. Taitz has served as the CEO of ELY Capital since 2014 and the chairperson and CEO of Aequi Acquisition Corp. since 2020. Now acting as an investor and advisor with expertise in media, technology and the consumer, she helps innovative enterprises grow through financial leadership and connections to established corporations. Ms. Taitz, a strong advocate of women on boards, also currently serves on the board of MidCap Finco Holdings Limited and Summit Hotel Properties, Inc. She has previously served on the boards of Apollo Residential Mortgage, Inc., Greenlight Capital Re, Ltd., Diamond International Resorts, Inc., as well as Lumenis Ltd. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)), specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. On the not for profit side, Ms. Taitz focuses on education and is an advocate for STEM. She is a founding executive member of YRF Darca, an emeritus board member of Pencils of Promise, and a member of the undergraduate executive board of The Wharton School at the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code and is now a board member of the New York City Foundation for Computer Science. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.

Arthur Wrubel has served as a director of our Company since August 2016. In 2001, Mr. Wrubel formed Wesley Capital Management, a long/short investment fund focused on real estate securities. Since its inception, Wesley Capital has been among the largest investment funds in the real estate securities sector. In 1993, Mr. Wrubel joined Dickstein & Co., a bankruptcy and event-driven investment fund as a partner. His focus was on real estate and asset backed securities. At Dickstein, Mr. Wrubel was involved in many high-profile real estate corporate restructurings including Olympia & York, Cadillac Fairview, Rockefeller Center Properties, Bramalea, and Trizec. Mr. Wrubel began his career in 1987 at JMB Realty Corporation, where he was an associate in the acquisitions group. Mr. Wrubel currently serves as a member of the Wharton Undergraduate Board at the University of Pennsylvania. Mr. Wrubel received a Bachelor of Science in economics from The Wharton School at the University of Pennsylvania. Mr. Wrubel was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
Fehmi Zeko has served as a director of our Company since March 2018. Mr. Zeko currently serves as CEO of Zeko Partners LLC, Senior Partner at CDX Advisors and a General Partner at Great Point Capital Management. From 2015 to March 2018, Mr. Zeko served as Vice Chairman, Global Technology, Media and Telecommunications Investment Banking Group at Bank of America Merrill Lynch. In this role he helped organize and execute the strategic plan to reposition the entire Technology, Media and Telecom franchise for large cap coverage globally. Prior to Bank of America, Mr. Zeko was Senior Managing Director, Group Head North America and Global Chairman, Telecom, Media, Entertainment and Technology (TMET) at Macquarie Capital, where he led the firm’s Global TMET Investment Banking and Principal Investing Practice. Prior to joining Macquarie Capital, Mr. Zeko was Vice Chairman and Co-Founder of the Foros Group, where he led the firm’s Media and Communication Advisory Practice. Prior to that, Mr. Zeko held senior investment banking positions at Deutsche Bank and Citigroup. Mr. Zeko currently serves on the board of directors of Entravision Communications Corporation. He received his Bachelor of Business Administration and Master of Business Administration in Finance from Texas Christian University’s Neeley School of Business. Mr. Zeko was selected to serve on our board of directors as a result of his extensive financial and global experience.

CORPORATE GOVERNANCE
Corporate Governance
Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 16 members. Six of our directors are employees of or consultants to Apollo or its affiliates (including Mr. Belardi, our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and executive officer of AGM and the Chairman and Chief Executive Officer of ISG. We believe that it is appropriate, given Mr. Belardi’s in-depth knowledge of the Company and our business and industry and his ability to formulate and implement strategic initiatives, that the offices of Chief Executive Officer and Chairman have been vested in Mr. Belardi.
Under our bye-laws, our board of directors may consist of not less than two directors. Our board size is currently set at 16 members. If there is a vacancy on our board of directors due to the death, disability, disqualification, removal or resignation of a director, the board of directors may appoint any person as a member of the board of directors on an interim basis until the next annual general meeting. At the next annual general meeting, the newly appointed director will be put to a shareholder vote.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Beilinson, Borden, Leach, McCall, Ruisi, Swann, Wrubel, Zeko and Ms. Hormozi do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors meets the independence requirements of the NYSE listing rules. Consequently, a majority of our directors are independent directors. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and non-Apollo director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our common shares by such director and any transactions involving them described under —Item 13. Certain Relationships and Related Transactions, and Director Independence.
Classified Board of Directors
Prior to the merger with AGM, our bye-laws provided for our board of directors to be divided into three classes with members of each class serving staggered three-year terms. Only one class of directors was elected at each annual general meeting of shareholders, with directors in other classes continuing for the remainder of their respective three-year terms. Effective upon the closing of the merger, our bye-laws were amended and restated and the classified board structure was removed. Under our current bye-laws, our directors hold office for such term as our shareholders may determine or, in the absence of such determination, until the next annual general meeting or until their successors are elected or appointed or their office is otherwise vacated.

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
Committees of the Board of Directors
Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has five standing committees: audit, legal and regulatory, conflicts, executive and risk. Prior to the Company’s merger with AGM, the standing committees of our board of directors also included the compensation committee and the nominating and corporate governance committee. The table below shows the membership for each of the current standing committees of the board of directors.

Audit Committee	Conflicts Committee	Legal and Regulatory Committee
Lawrence J. Ruisi (Chair)*	Marc Beilinson*	Mitra Hormozi (Chair)*
Robert Borden*	Robert Borden*	Marc Beilinson*
Brian Leach*	Hope Taitz	Matthew Michelini
Hope Taitz

Executive Committee	Risk Committee
James R. Belardi	Manfred Puffer (Chair)
Marc Rowan	Robert Borden*
Matthew Michelini	Brian Leach*
Matthew Michelini
Lawrence J. Ruisi*
Hope Taitz

* Independent director for purposes of the NYSE corporate governance listing requirements.

During 2021, the board of directors also formed a special committee comprised of independent directors to review and negotiate the merger transaction with AGM. For more information regarding the merger transaction, see —Item 13. Certain Relationships and Related Transactions, and Director Independence.

Audit Committee
The audit committee’s duties include, but are not limited to, assisting the board of directors with its oversight and monitoring responsibilities regarding:

•the integrity of our consolidated financial statements and financial and accounting processes;
•compliance with the audit, legal, accounting and internal controls requirements by AHL and its subsidiaries;
•the independent auditor’s qualifications, independence and performance;
•related party transactions other than transactions between AHL and its subsidiaries, on the one hand, and Apollo and its affiliates (other than AHL and its subsidiaries), on the other hand, and other related party transactions ancillary thereto that are required to be reviewed by the conflicts committee or by the disinterested directors on our board of directors as described under –Conflicts Committee below, or are expressly exempt from such review under our internal policies;
•the performance of our internal control over financial reporting and its subsidiaries’ internal control over financial reporting (including monitoring and reporting by subsidiaries) and the function of our internal audit department;
•our legal and regulatory compliance and ethical standards;
•procedures to receive, retain and treat complaints regarding accounting, internal controls over financial reporting or auditing matters and to receive confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and
•the review of our periodic financial disclosure and related public filings.

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
Pre-Approval Policies and Procedures of the Audit Committee
The audit committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by our independent auditor. The audit committee will, on an annual basis, review and pre-approve the audit, review, attestation and permitted non-audit services to be provided during the next audit cycle by our independent auditor. To the extent practicable, the audit committee will also review and approve a budget for such services. Services proposed to be provided by the independent auditor that have not been pre-approved during the annual review and the fees for such proposed services must be approved by the audit committee. All requests or applications for the independent auditor to provide services to us over certain thresholds shall be submitted to the audit committee or the Chairperson thereof. The audit committee considered whether the provision of non-audit services performed by our independent auditor was compatible with maintaining the independent auditor’s independence during 2021. The audit committee concluded in 2021 that the provision of these services was compatible with the maintenance of the independent auditor’s independence in the performance of its auditing functions during 2021. All services were approved by the audit committee or were pre-approved under the audit committee’s pre-approval policy.
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
The audit committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2021 with management and the independent auditors. The independent auditors have discussed with the audit committee the matters required to be discussed by the independent auditors under the rules adopted by the Public Company Accounting Oversight Board and the SEC. The independent auditors have also provided to the audit committee the written disclosures and the letter required by the applicable rules of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and the audit committee has discussed with the independent auditors their independence from the Company. The independent auditors and the Company’s internal auditors had full access to the audit committee, including meetings without management present as needed.
Based on the audit committee’s review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
AUDIT COMMITTEE
Lawrence J. Ruisi, Chairman
Brian Leach
Robert Borden
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
The committee’s oversight responsibilities complement those of the audit committee (with respect to our compliance with legal and regulatory requirements) and the nominating and corporate governance committee (with respect to our corporate governance). Our legal and regulatory committee is comprised of Messrs. Beilinson and Wrubel, and Mses. Taitz and Hormozi. Ms. Hormozi is the chair of the legal and regulatory committee.

Conflicts Committee
Because the Apollo Group has a significant voting interest in AHL, and because AHL and its subsidiaries have entered into, and will continue in the future to enter into, transactions with Apollo and its affiliates, our bye-laws require us to maintain a conflicts committee designated by our board of directors, comprised solely of directors who are not general partners, directors, managers, officers or employees of the Apollo Group. The conflicts committee meets at least quarterly and consists of Messrs. Beilinson and Borden and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between AHL and its subsidiaries, on the one hand, and members of the Apollo Group, on the other hand, including any modification or waiver of the IMAs (as defined herein) with ISG, subject to certain exceptions. The conflicts committee is also responsible for the review and approval of related party transactions that are incidental or ancillary to the foregoing transactions and other related party transactions relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group. For a description of the functions of the conflicts committee and such exceptions, see Item 13. Certain Relationships and Related Transactions, and Director Independence.
Executive Committee
The executive committee is responsible for facilitating the approval of certain actions that do not require consideration by the full board of directors or that are specifically delegated by the board of directors to the executive committee. The executive committee possesses and may exercise all powers of the board of directors in the management and direction of our business consistent with our bye-laws, applicable law (including any applicable rule of any stock exchange or quotation system on which our common shares are then listed) and our operating guidelines, except that the executive committee shall not perform such functions that are expressly delegated to other committees of the board of directors. The executive committee does not have the power to:

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
•authorize mergers (other than a merger of any wholly owned subsidiary with the Company), acquisitions, joint ventures, consolidations or dispositions of assets or any business of the Company or any investment in any business or Company by the Company with a fair value in excess of a threshold amount specifically delegated to the executive committee by the board of directors; or approve the sale, lease, exchange or encumbrance of any material asset of the Company that, in each case, is not within the scope of authority previously delegated to the executive committee by action of the board of directors; or
•amend, alter or repeal, or take any action inconsistent with any resolution or action of the board of directors.
Our executive committee is comprised of Messrs. Belardi, Michelini and Rowan.

The board of directors has delegated to the executive committee the authority to provide the report of the compensation committee regarding the compensation discussion and analysis that is required by paragraph (e)(5) of Item 407 of Regulation S-K.
REPORT OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS
The executive committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the executive committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
EXECUTIVE COMMITTEE
James R. Belardi
Marc Rowan
Matthew Michelini

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
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2021, Messrs. Wrubel and Beilinson, and Ms. Hormozi each served on our compensation committee.

None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our compensation committee or as a director on our board of directors.

Corporate Governance Guidelines and Code of Business Conduct and Ethics
We have adopted corporate governance guidelines and a code of business conduct and ethics that applies to all of our directors, officers and employees. These documents are available at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting information about an amendment to, or a waiver from, a provision of our code of business conduct and ethics that apply to our Chief Executive Officer, Chief Financial Officer or Senior Vice President and Corporate Controller on our website at the address given above.

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

Risk Management Oversight
We have implemented an enterprise-wide approach to risk management and has specifically established a risk committee of the board of directors charged with the oversight of the development and implementation of systems and processes designed to identify, manage and mitigate reasonably foreseeable material risks and with the duty to assist the board of directors and other board committees with fulfilling their oversight responsibilities for the Company’s risk management function.

As noted above in –Management Committees, management committees oversee business initiatives and manage business risk and processes.
The audit committee assists the risk committee in its responsibility for oversight of risk management. In particular, the audit committee focuses on major financial risk exposures and the steps management has taken to monitor and control such risks, and discusses with our independent auditor the policies governing the process by which senior management and the various units of the Company assess and manage our financial risk exposure and operational/strategic risk. Prior to the merger with AGM, the compensation committee also assisted the risk committee in overseeing risk management by reviewing our compensation plans, policies and programs to ensure that such plans, policies and programs did not encourage excessive or inappropriate risk-taking. The legal and regulatory committee assists in risk management by overseeing (1) material litigation and regulatory matters, (2) compliance with material laws and regulations, and (3) material legal, regulatory, and compliance programs, policies and procedures. As mentioned above, the legal and regulatory committee’s oversight responsibilities complement those of the audit committee.
With respect to cybersecurity, we have developed a program, overseen by our Chief Information Security Officer and our Information Security, Risk, and Compliance group, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information that we own or that is otherwise in our care. This program includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident. The audit committee and the risk committee meet periodically with our Chief Information Officer, Chief Information Security Officer and certain other members of senior management to review our information technology and cybersecurity risk profile and discuss our activities to manage those risks. Our Operational Risk Committee maintains a cybersecurity subcommittee, which provides regular updates that, together with updates provided by other subcommittees, form a basis for periodic reporting to the risk committee. These updates and updates to the audit committee include the results of exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and our internal response preparedness.

Corporate Social Responsibility
We are committed to giving back to the communities in which we live and work. We strive to operate in ways that honor our values and respect our communities as we seek to make a positive contribution to society as a whole. We recognize that our social, economic and environmental responsibilities are important for our relationships with customers, employees, agents and our communities, and we aim to demonstrate these responsibilities through our actions and within our corporate policies. A full review of our corporate social responsibility practices can be found in our Corporate Social Responsibility Report and the corporate social responsibility section of our corporate website available at www.athene.com/about/corporate-social-responsibility. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis (CD&A)

Impact Of Merger Agreement
The Merger Agreement provides for the treatment described below of outstanding equity awards, including those grants made in 2021. While the consummation of the Mergers impacted the outstanding equity awards as described below, the CD&A section of this Form 10-K describes the original terms of the 2021 grants, without taking into consideration the impact of the Mergers as the Mergers were not consummated as of December 31, 2021.
Company equity awards outstanding immediately prior to the consummation of the Mergers were generally subject to the following treatment:
•each stock option, whether vested or unvested, was converted into a number of options of AGM (AGM Options) (rounded down to the nearest whole AGM share) equal to the product of (1) the exchange ratio multiplied by (2) the number of Class A common Shares subject to such option immediately prior to the effective time of the AHL Merger (rounded down to the nearest whole share), with an exercise price equal to the quotient of (x) the exercise price of such option divided by (y) the exchange ratio (rounded up to the nearest whole cent). Each such AGM Option is otherwise subject to the same terms and conditions as were applicable under the related option immediately prior to the effective time of the AHL Merger (including any accelerated vesting in connection with a termination of service);
•each restricted share award (RSA), whether vested or not vested, was converted into a number of restricted shares of AGM (AGM RSAs) (rounded down to the nearest whole AGM share) equal to (1) the exchange ratio multiplied by (2) the number of Class A common shares subject to such RSA immediately prior to the effective time of the AHL Merger; provided, that in the case of any RSA that was subject to performance-based vesting conditions (“AHL Variable RSA”), (A) for purposes of clause (2) above, the number of Class A common shares in respect of such AHL Variable RSA immediately prior to the effective time of the AHL Merger was based on the applicable target level of performance and (B) the AGM RSAs are subject only to the time vesting conditions that applied to the AHL Variable RSA and are scheduled to vest at the end of the applicable performance period. Each such AGM RSA is otherwise subject to the same terms and conditions as were applicable under the related RSA immediately prior to the effective time of the AHL Merger (including any accelerated vesting in connection with a termination of service); and

•each restricted share unit award (RSU) was converted into a number of restricted share units of AGM (AGM RSUs) (rounded down to the nearest whole AGM share) equal to (1) the exchange ratio multiplied by (2) the number of Class A common shares subject to such RSU immediately prior to the effective time of the AHL Merger; provided, that in the case of any RSU that was subject to performance-based vesting conditions (AHL Variable RSU), (A) for purposes of clause (2) above, the number of Class A common shares in respect of such AHL Variable RSU immediately prior to the effective time of the AHL Merger was based on the applicable target level of performance and (B) the AGM RSUs are subject only to the time vesting conditions that applied to the AHL Variable RSU and are scheduled to vest at the end of the applicable performance period. Each such AGM RSU is otherwise subject to the same terms and conditions as were applicable under the related RSU immediately prior to the effective time of the AHL Merger (including any accelerated vesting in connection with a termination of service).

In addition, the Merger Agreement included certain interim operating covenants that we were required to follow, including, among others, a covenant that restricted increasing compensation or benefits to directors and senior officers of the Company between signing and closing of the Mergers. In connection with the Mergers, certain compensation scheduled to be paid to certain employees in early 2022 was accelerated and paid in December 2021, including RSU awards that were scheduled to vest on January 1, 2022. Finally, following the closing of the Mergers, AGM awarded a total of approximately $24 million of AGM RSUs to certain existing senior officers of AHL, including each of the NEOs other than Mr. Belardi. Each award is fully vested but subject to a delayed delivery schedule over a multi-year period and compliance with restrictive covenants.
Following the closing of the AHL Merger, our compensation committee was dissolved and its remaining functions and responsibilities were assumed by the executive committee of the board of directors. As noted above, because this CD&A describes the compensation program in place during 2021, this CD&A describes the role of our former compensation committee in setting executive compensation and the role of the executive committee for post-Mergers compensation decisions as they relate to 2021, such as bonus determinations.

Introduction
Our named executive officers (NEOs), comprised of our principal executive and financial officers and our three highest paid executive officers other than our principal executive and financial officers, are as follows:

Executive	Title
James R. Belardi	Chairman, Chief Executive Officer and Chief Investment Officer
Martin P. Klein	Executive Vice President and Chief Financial Officer
William J. Wheeler	President*
Grant Kvalheim	Executive Vice President, AHL and Chief Executive Officer and President, Athene USA Corporation**
John L. Golden	Executive Vice President and General Counsel

* Effective March 31, 2022, Mr. Wheeler will transition to the role of Vice Chairman of the Company. ** Effective April 1, 2022, Mr. Kvalheim will assume the role of President of the Company.

Compensation Framework
Goals, Principles and Process
Our compensation committee believed that our executive compensation program should reward actions and behaviors that support policyholder protection, drive long-term and profitable revenue growth, and create sustainable shareholder value. The compensation committee sought to foster these objectives through a compensation program that focused on increasing our executives’ personal interest in our growth and success through performance-based annual incentive awards and ownership of our Class A common shares. We believe that these awards created a balanced focus on our short-term and long-term strategic and financial goals. Our 2021 executive compensation program was designed to:

•attract, retain and motivate high-performing talent;
•reward outstanding performance;
•align executive compensation elements with both short-term and long-term company performance; and
•align the interests of our executives with those of our stakeholders.

For 2021, our compensation committee had the responsibility for overseeing and approving the compensation of all of our executive officers. Our compensation committee also received input from the compensation committee’s independent compensation consultant and recommendations from Mr. Belardi regarding the compensation arrangements for executive officers other than himself. None of our NEOs participated in the determination of their own compensation.

In late 2020, our compensation committee conducted a review of the Company’s executive compensation program, with the assistance of the compensation committee’s independent compensation consultant, Willis Towers Watson. Willis Towers Watson provided input on the Company’s overall incentive design and a benchmarking analysis with respect to our executive officer compensation program. When setting 2021 NEO compensation, our compensation committee considered survey data for Insurance companies within Willis Towers Watson’s Financial Services database (Insurance industry survey), as well as compensation data from a group of peer companies (the Peer Group) to evaluate compensation arrangements against those of the Company. The companies in the Peer Group were selected based on one or more of the following characteristics: similar in size to the Company; the companies are industry competitors; or the companies are considered a source of talent. Even though some of the Peer Group companies have larger revenues and market capitalization than the Company, the compensation committee determined that each company was an appropriate peer based on such company being an industry competitor or a source of talent, as well as the Company’s recent and potential future growth. The Peer Group used to evaluate 2021 compensation decisions consisted of the following ten publicly-traded financial services companies:

Ameriprise Financial, Inc.	Principal Financial Group, Inc.
Brighthouse Financial	Prudential Financial, Inc.
Equitable Holdings, Inc.	Reinsurance Group of America
Globe Life Inc.	Unum Group
Lincoln National Corporation	Voya Financial, Inc.

While our compensation committee considered compensation between the 50th and 75th percentile of the Peer Group when setting executive compensation, it did not establish compensation levels based only on market practices. Our compensation committee believed that compensation decisions are complex and required a deliberate review of Company performance and peer compensation levels. The factors that influenced the amount of compensation awarded included market competition for a particular position, an individual’s experience and past performance inside or outside the Company, compensation history, role and responsibilities within the Company, tenure with the Company and associated institutional knowledge, long-term potential with the Company, contributions derived from creative and innovative thinking and leadership, industry expertise, past and future performance objectives and the value of the position within the Company.
In addition to executive compensation consulting services, Willis Towers Watson provided other services during 2021 relating to: (1) investment, risk and reinsurance, (2) human capital and benefits, and (3) corporate risk and brokerage. Our executive committee assessed the independence of Willis Towers Watson pursuant to SEC rules and concluded that Willis Towers Watson’s work did not raise any conflict of interest.

2021 Compensation Elements

Base Salary
Base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills, length of service, and individual performance and contributions.

Annual Incentive Awards
As further discussed below in –2021 Compensation Decisions, in 2021, we granted annual cash incentive awards to our NEOs based on the achievement of financial, operational and personal objectives. These objectives were communicated to our NEOs at the beginning of the year, and the compensation committee determined the amount of the awards based on performance against those objectives. The annual incentive award payout for each NEO was subject to a personal performance modifier that allowed for an adjustment in payout based on a holistic assessment of each NEO’s individual performance.
In addition, the portion of the annual incentive award payout that was based on corporate financial and operational goals could have been overridden to 0% for the NEOs at the discretion of the risk and compensation committees in the event of a material breach of a risk threshold, but only to the extent such breach was not approved by the board of directors or risk committee in advance, or waived by the board of directors or risk committee in retrospect.

Long-Term Incentive Awards
In general, the Company’s long-term incentive compensation program was designed to recognize the scope of an individual’s responsibilities, reward demonstrated performance and leadership, further align the interests of award recipients with those of the Company’s shareholders and retain award recipients through the vesting period. Important factors in determining the amount of grants awarded to each NEO included the size of past grant amounts, individual performance and expected future contributions to the Company.

The 2021 long-term incentive awards to executive officers were comprised of 50% performance-based restricted share units or restricted share awards (“Performance Awards”), 25% time-based RSUs and 25% time-based stock options, determined based on target grant date value. The form and annual amount of the long-term incentive awards were determined by the compensation committee with input from Willis Towers Watson. We used grants of stock options to focus our executives on delivering long-term value to shareholders because options have intrinsic value only to the extent that the price of our stock on the date of exercise exceeds the stock price on the grant date. We also used stock options to retain executives, since the stock options were scheduled to vest ratably over a three-year period, provided the recipient remained employed through the applicable vesting date. We believe that time-based RSUs further aligned the interests of our executives with those of our shareholders and also served to retain executives, as these RSUs also were scheduled to vest ratably over a three-year period, provided the recipient remained employed through the applicable vesting date.
We used Performance Awards to motivate our executives to achieve pre-established performance goals designed to be aligned with shareholder value creation and to retain our executives, as recipients were generally required to remain employed with the Company through the three-year performance period. The Performance Awards included in our 2021 long-term incentive award program were scheduled to vest and be payable following the three-year performance period (2021-2023) only if we achieve specified goals based on two equally weighted performance metrics: cumulative adjusted operating income and adjusted book value per share for the three-year performance period. The target levels of these goals were designed to be challenging but reasonably achievable with strong management performance.

Athene Plan Points
On February 18, 2020, Messrs. Belardi, Wheeler, Klein, Kvalheim and Golden as well as certain other members of our senior management were granted limited partner interests in a newly authorized subsidiary of the Company (Athene Plan LP) in the form of “Athene Plan Points.” Each Athene Plan Point generally represents the right to participate in 1/1500th of the carried interest received by Apollo ADIP Advisors, L.P. (ADIP GP) from the Apollo/Athene Dedicated Investment Program (ADIP). Athene Plan Points represent incentive compensation in connection with, and based on the performance of, ADIP. We believe these grants further align award recipients with our strategic objective to deploy excess capital at attractive risk-adjusted returns across our various liability channels and, in particular, we believe that the efforts of our personnel who will be receiving these allocations are critical to achieving a successful, risk-adjusted return at ADIP and ACRA. In addition, these grants provide a key retention tool for personnel who are deemed key to the success of ADIP and ACRA, and therefore key to our success more broadly.

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

A participant will forfeit all of his or her Athene Plan Points upon a termination for cause or upon a breach of applicable confidentiality, non-competition, non-solicitation, non-disparagement or other post-separation covenants. See —Item 13. Certain Relationships and Related Transactions, and Director Independence for further discussion regarding ACRA and ADIP.

Amounts will be reflected in the Summary Compensation Table in the year in which distributions are made to the holders of Athene Plan Points. There were no additional Athene Plan Points granted to the NEOs during 2021 and no distributions made with respect to Athene Plan Points during 2021.

Other Compensation Practices
Employment Agreements
We have entered into employment agreements with certain of our NEOs, as follows:

Belardi Agreement
As Mr. Belardi also serves as ISG’s Chairman and Chief Executive Officer, he has separate employment agreements with both the Company and with ISG. Under these agreements, Mr. Belardi is entitled to receive, among other benefits, a base salary and is eligible to receive an incentive award each fiscal year during the term of employment. For 2021, ISG and the compensation committee of AHL consulted with each other to determine Mr. Belardi’s total base salary, incentive award targets and actual incentive awards. Pursuant to an understanding between AHL and ISG, the parties have agreed that each is responsible for paying half of Mr. Belardi’s base salary and incentive awards. Either party, at its sole discretion, may pay its portion of the incentive award in the form of cash or equity. The target incentive award was 100% of Mr. Belardi’s base salary, but the actual incentive award was determined by our compensation committee and ISG’s compensation committee, based on non-alternative investment performance relative to the Barclays US Aggregate Bond Index, aggregate alternative investment net performance relative to the Company’s underwriting target, and other corporate performance targets established by the compensation committee. We report our portion of Mr. Belardi’s total annual salary and incentive award in our 2021 Summary Compensation Table. In addition, ISG retains discretion to pay other elements of compensation under the employment agreement with ISG or otherwise as it deems appropriate in its sole discretion.
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

Wheeler Agreement
During 2021, Mr. Wheeler was party to an employment agreement that entitled him to receive a minimum base salary of $1,250,000 and was eligible to receive an annual incentive award each fiscal year he is employed. The annual incentive award opportunity and payouts were determined by the compensation committee in its sole discretion, with payouts determined based on performance objectives established by the compensation committee. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice. The employment agreement required two months’ notice for termination by the Company or Mr. Wheeler, with the Company’s right to terminate the agreement with a payment in lieu of notice. The Company also had the right to terminate the agreement without notice or payment in lieu of notice if Mr. Wheeler was guilty of any gross default or misconduct, or any repeated misconduct after due warning, in connection with the Company or in the event of any serious or repeated breach or non-observance with any of the provisions in the agreement. The employment agreement included customary restrictive covenants, including confidentiality and nondisclosure covenants and covenants not to solicit customers or employees of the Company or any affiliate of the Company for 12 months following termination.
On January 7, 2022, Mr. Wheeler notified the Company of his decision to resign from his role as President of the Company, effective as of March 31, 2022. The Company entered into an arrangement with Mr. Wheeler, pursuant to which Mr. Wheeler will transition to the role of Vice Chairman of the Company. In this role, Mr. Wheeler will remain an employee of the Company and will provide strategic advice to the Company’s senior management as the Company executes its plan for future growth.

Klein Agreement
Pursuant to his employment agreement, Mr. Klein is entitled to receive a minimum base salary of $550,000 and is eligible to receive an annual incentive award each fiscal year he is employed. The annual incentive award opportunity and payouts were determined by the compensation committee in its sole discretion, with payouts determined based on performance objectives established by the compensation committee. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice.
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
Use of Corporate Aircraft
We use the corporate aircraft for efficiency and business planning purposes. Personal use of corporate aircraft is subject to a formal policy approved by the compensation committee that sets forth the criteria and procedures applicable to its use. Mr. Belardi and the Company have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including any tax payments) shall not exceed $120,000 in any fiscal year of the Company. Occasionally, a guest may accompany Mr. Belardi on corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to the Company and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year. There was no personal use of corporate aircraft by Mr. Belardi or any other NEO during 2021.
Executive Stock Ownership Guidelines

Prior to the Mergers, we required management at the Senior Vice President level and above, including our NEOs, to own significant amounts of our Class A common shares. The value of Class A common shares required to be held was set at a multiple of the individual’s base salary. Covered executives had five years from the adoption of the stock ownership guidelines or, if later, the appointment to a covered position to satisfy the applicable stock ownership guideline.

Position	Multiple
Chief Executive Officer/President	6X
Executive Vice President	3X
Senior Vice President	2X

Purchased and restricted Class A common shares, shares acquired upon the vesting of Class A RSUs, and vested stock options counted toward this requirement. Covered executives were required to retain at least 75% of all equity holdings in the Company until they met their respective stock ownership requirements.
Anti-Hedging and Anti-Pledging Policies
Under our insider trading policy in effect prior to the Mergers, covered persons including all directors, executive officers, and employees, were not permitted to (1) short-sell any security originally issued by the Company (Company Securities), including but not limited to Class A common shares, or (2) purchase or hold any financial instrument (including put options, prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engage in any transaction that hedged or offset or that was designed to hedge or offset a decrease in the market value of Company Securities either granted to the covered person by the Company in connection with an equity plan or otherwise as compensation to the covered person, or held, directly or indirectly, by the covered person. Covered persons were also not permitted to pledge their holdings of Company Securities without the permission of the Company. In addition, executives and directors were not allowed to pledge their Company Securities as collateral if they were counting those holdings towards their respective stock ownership requirements. Following the Mergers, the NEOs are subject to restrictions on hedging and pledging securities of AGM under AGM’s insider trading policy.

Review of Compensation Policies and Practices Related to Risk Management
Effective risk management is central to our success, and compensation is carefully designed to be consistent with our risk management framework and controls. If our performance is obtained in a manner inconsistent with this framework or these controls, the compensation committee had the discretion, with input from the risk committee, if necessary, to decrease or not award any bonuses to our NEOs and other executive officers. In addition, the performance objectives for our Chief Risk Officer and the other employees in our risk management function are based in part on the effectiveness of our risk management policies and procedures. We have determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. This compensation risk assessment was conducted with the assistance of our Chief Risk Officer and other employees in our risk management function.

Consideration of Say On Pay Vote
As part of its ongoing review of the Company’s executive compensation program, the executive committee considered the approval by approximately 98% of the votes cast for the Company’s “say on pay” vote at the Company’s 2021 Annual General Meeting of Shareholders. No changes were made to the Company’s executive compensation program in response to the 2021 “say on pay” results.

2021 Compensation Decisions
Base Salary
Mr. Kvalheim’s base salary increased from $750,000 in 2020 to $800,000 in 2021. Mr. Golden’s base salary increased from $475,000 in 2020 to $525,000 in 2021. These base salary increases were a result of market adjustments as well as strong individual performance and substantial contribution to the Company’s overall performance from each of these executives in fiscal year 2020. Our other NEOs’ base salaries in 2021 remain unchanged from the 2020 levels.
Annual Incentive Awards
The NEO annual incentive awards in 2021 were based on a combination of five overall corporate financial and operational goals, which comprised 50% of the award for Mr. Belardi and 75% of the award for our other NEOs, and individualized performance goals, which comprised 50% of the award for Mr. Belardi and 25% of the award for our other NEOs. For 2021, the compensation committee established target incentive award opportunities of approximately 97%, 124%, 190%, 188% and 132% of base salary for Mr. Belardi, Mr. Wheeler, Mr. Kvalheim, Mr. Klein and Mr. Golden, respectively. Fees in the aggregate amount of $245,000 paid for by the Company on Mr. Belardi’s behalf for financial and estate planning purposes, primarily to assist Mr. Belardi with estate planning with respect to his holdings of Company equity, are not a part of his base salary but were considered part of his base salary solely for the purpose of establishing his target incentive award opportunity. Each NEO, other than Mr. Belardi, was eligible for a total annual incentive award payout ranging from 0% to 200% of such NEO’s target award opportunity, with a payout range of 0% to 168% for the corporate performance component of the incentive award. Mr. Belardi was eligible for a total annual incentive award payout ranging from 0% to 139% of his target award opportunity, with a payout range of 0% to 168% for the corporate performance component of his incentive award.
The corporate performance measurements, their respective weightings, 2021 performance and achievement with respect to these measurements, and payout level are set forth below. We believe the targets were designed to be reasonably achievable with strong management performance and the coordinated, cross-functional focus and effort of the NEOs, and did not reflect unrealistic targets that may encourage excessive risk-taking. The targets for the corporate financial and operational measures were determined in relation to the Company’s internal business plan for the year.

Objectives	Weight	Measurement	Target	2021 Performance	Payout Level
Overall profitability	35%	Adjusted operating income[1]	$1.490B	$2.472B	200%
Expense management	15%	Expense targets[2]	—	Exceeded	133%
Organic growth	10%	Organic deposits[3]	$22.55 – 25.55B	$36.377B	150%
New business profitability	15%	Underwritten returns[4]	—	Exceeded	150%
Capital	25%	Excess equity capital generation[5]	—	Exceeded	150%

[1] Adjusted operating income is based on net income adjusted for certain investment gains/losses, change in fair values of derivatives and embedded derivatives, certain non-operating expenses, stock compensation expense, bargain purchase gain, and income tax benefit/loss, as described more fully in Part II–Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating and Non-GAAP Measures. For purposes of determining the NEO annual incentive awards in 2021, adjusted operating income excluded the return on Apollo AOG shares and was adjusted for the impact of certain material transactions undertaken during 2021 that were not included in the Company’s 2021 financial plan.

[2] Represents consolidated operating expenses included in operating income, including the impact of ACRA’s non-controlling interest, adjusted for M&A, long-term incentive program, bonus accrual variances in relation to target, and the impact of any material transactions undertaken.

[3] Organic deposits include retail independent marketing organization (IMO), retail financial institution, funding agreements, pension group annuities and flow reinsurance.
[4] Underwritten returns on retail IMO, retail financial institution, funding agreements, pension risk transfer and flow reinsurance.
[5] Increase in excess equity capital, with adjustments including, but not limited to, variance to the Company’s 2021 financial plan for the impact of Apollo AOG shares, preferred stock issuances, debt issuances, inorganic transactions, and certain other uses.

Based on the Company’s 2021 performance with respect to these five objectives, the payout level was 164% of the corporate target opportunity. Total amounts of awards were also based on the assessment of individual performance factors, as discussed below.

Mr. Belardi
In addition to the five objectives above, which collectively comprised 50% of his award, Mr. Belardi’s annual incentive plan award in 2021 was based on two individualized performance objectives. The first objective, weighted at 25%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a three-year period. The second objective, also weighted at 25%, compared the Company’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a three-year period, subject to maintaining a minimum return on alternative investment performance since the inception of the Company.
For the objective based on the Company’s non-alternative investment performance, the executive committee (with Mr. Belardi recusing himself) compared the Company’s results of 6.31% for the three-year period ended December 31, 2021 (as calculated by ISG, based on information provided by the Company, and reviewed by the executive committee with Mr. Belardi recusing himself) to 5.73% for the Barclays US Aggregate Bond Index for the same period and determined to pay out 100% of the award for this objective. For the objective based on the Company’s alternative investment performance, the executive committee (with Mr. Belardi recusing himself) compared the Company’s results of 13.92% for the three-year period ended December 31, 2021 (as calculated by ISG, based on information provided by the Company, and reviewed by the executive committee with Mr. Belardi recusing himself) to 17.41% for the 50-50 blended index described above and determined to pay out 80% of the award for this objective.

Other NEOs
For purposes of determining the payout with respect to the portion of the annual incentive award tied to individual performance for the other participating NEOs, our executive committee assessed individual performance against the 2021 personal performance objectives established for each NEO at the beginning of 2021. These personal objectives were designed to generally align with the Company’s strategic and operating initiatives (both short-term and long-term) and included goals relating to execution on key strategic initiatives, leadership and team-related objectives and other objectives tied to the executives’ areas of responsibilities. The compensation committee reviewed and approved the individual performance objectives (including the objectives’ relative weightings) for each of the other NEOs at the beginning of 2021. In early 2022, the executive committee evaluated the NEOs’ individual performance, with input from Mr. Belardi. Based on this evaluation, the executive committee certified the achievement by each of the other NEOs of his individual performance objectives and assigned each NEO an individual performance payout percentage (potentially ranging from 0% to 200%), which is weighted 25% in the annual incentive payout formula. In addition, the annual incentive award payout for each NEO was subject to a personal performance modifier that allowed for an adjustment in payout based on a holistic assessment of each NEO’s individual performance. The payout amounts are reported under “Non-Equity Incentive Plan Compensation” in the 2021 Summary Compensation Table.
Equity and Long-Term Incentive Awards
The compensation committee determined the value of 2021 annual long-term incentive awards for the NEOs based on competitive market data, input from the committee’s compensation consultant, Willis Towers Watson, and our overall philosophy of aligning pay with performance. The total target value of these long-term incentive awards for each NEO was allocated among the awards as follows: approximately 50% of the target value in Performance Awards, 25% of the target value in time-based RSUs and 25% of the target value in stock options. The target values of the 2021 long-term incentive awards granted to our NEOs were increased from 2020 levels based on market adjustments and individual performance and are shown in the following table (the target values reported in this table may differ from the value reported in the compensation tables that follow because the value of equity awards reported in the compensation tables that follow are based on the grant date fair value determined in accordance with applicable accounting rules and, in the case of Performance Awards, the probability of achieving the underlying performance goal at the time of grant):

Named Executive Officer	Time-Based Stock Options	Time-Based RSUs	Performance Awards	Total
James R. Belardi	$625,000	$625,000	$1,250,000	$2,500,000
William J. Wheeler	$562,500	$562,500	$1,125,000	$2,250,000
Grant Kvalheim	$525,000	$525,000	$1,050,000	$2,100,000
Martin P. Klein	$487,500	$487,500	$975,000	$1,950,000
John L. Golden	$250,000	$250,000	$500,000	$1,000,000

2019 Long-Term Incentive Program Results and Payouts
Under the terms of the performance awards granted as part of the 2019 long-term incentive program, 2021 represented the final year of the three-year performance period for the 2019 performance awards. The 2019 performance awards were granted in the form of performance-based RSAs for all of the NEOs, except for Mr. Golden, whose 2019 performance awards were granted in the form of performance-based RSUs. The 2019 performance awards vested based on the attainment of performance goals relating to average annual adjusted operating return on equity (ROE), cumulative adjusted operating income and adjusted book value per share during the 2019-2021 performance period, with each goal weighted equally in the determination of the vesting level. These performance goals were set in 2019 based on the Company’s strategic plans at the time with target levels designed to be challenging but reasonably achievable with strong management performance. Based on performance, participants were eligible to receive a payout ranging from 0% – 150% of target, with a threshold payout opportunity equal to 50% of target.
The threshold, target and maximum payout opportunities and the performance metrics under the 2019 performance awards were as follows:

	2019-2021 Performance Goals
	Annual Adjusted Operating ROE (3 year average)		Adjusted Operating Income (3 year cumulative)		Adjusted Book Value Per Share (3 year ending value)
	Performance	Payout	Performance	Payout	Performance	Payout
Threshold	12.0%	50%	$3,800M	50%	$64.50	50%
Target	14.5%	100%	$4,900M	100%	$69.60	100%
Maximum	17.0%	150%	$5,800M	150%	$74.70	150%

As disclosed above, under the terms of the Merger Agreement, all performance awards, including the 2019 performance awards, were converted into corresponding AGM equity awards based on the target level of performance with continued vesting on the same schedule as the original awards. As a result, the vesting level for the 2019 performance awards was 100% of target. The table below sets forth the target number of shares subject to the 2019 performance awards and the number of shares earned based on target level performance during the 2019 – 2021 performance period.

Named Executive Officer	2019 Target Shares (#)*	Shares Earned under 2019 Performance Awards (#)*
James R. Belardi	33,842	33,842
William J. Wheeler	27,075	27,075
Grant Kvalheim	23,690	23,690
Martin P. Klein	23,013	23,013
John L. Golden	12,183	12,183

* Shares adjusted to reflect the merger exchange ratio of 1.149 shares of common stock of AGM for each Class A common share of the Company.
Cash Bonus Awards
In 2020, the compensation committee re-evaluated the Company’s executive compensation program and, in particular, the Company’s long-term incentive program to assess whether it continued to support the Company’s compensation objectives of attracting, retaining and motivating high-performing talent and rewarding outstanding performance. The compensation committee determined that the incentive and retentive elements for participants in the Company’s long-term incentive program were diminished given the Company’s approach of setting target performance goals under its long-term incentive program at levels that required stretch performance as well as the extraordinary and unanticipated impact of the COVID-19 pandemic on our operating results.
In evaluating the Company’s compensation program and its alignment with the Company’s compensation objectives, the compensation committee noted that the Company had outperformed its peer group companies on key business metrics relating to net invested assets, adjusted operating income and adjusted book value per share, measured on a compound annual growth rate basis from 2015 through the third quarter of 2020. Based on this performance and factoring in the diminished retentive and incentive elements associated with the Company’s long-term incentive program which included a 2018 performance award payout of approximately 65% in 2021, in February 2021, the compensation committee determined that it was appropriate to reward all employees who were awarded 2018 performance awards, including each of the continuing NEOs, a supplemental cash bonus award with half of the award paid in March 2021 and the remaining half paid in January 2022, subject to the NEO’s continued employment with us in good standing through the vesting date. Pursuant to these awards, the NEOs received aggregate cash bonus awards as follows: Mr. Belardi, $418,653; Mr. Wheeler, $251,201; Mr. Klein, $167,452; Mr. Kvalheim, $142,332; and Mr. Golden, $66,972. In determining the amounts for each eligible participant, the compensation committee considered the Company’s desired pay positioning of compensating its executive officers between the 50th and 75th percentile of the Peer Group as well as the compensation received by the recipients through the Company’s other compensation vehicles, including consideration of what the payout would have been under the 2018 performance awards if the awards had vested at target payout level. The amounts of these awards paid in March 2021 are included in the bonus column of the “2021 Summary Compensation Table.” In addition, in connection with the Mergers, Mr. Golden received the remaining portion of his award in late 2021, which is also reflected in the bonus column of the “2021 Summary Compensation Table.”

2021 Summary Compensation Table
The following table provides information concerning compensation earned by our NEOs for 2021 and, to the extent required by applicable SEC compensation disclosure rules, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]		Option Awards[3]	Non-Equity Incentive Plan Compensation[4]	All Other Compensation[5]	Total
James R. Belardi[6] Chairman, Chief Executive Officer and Chief Investment Officer	2021	$705,000	$209,326	$3,049,868	[7]	$625,006	$—	$245,000	$4,834,200
	2020	$705,000	$—	$2,857,411		$625,008	$—	$247,196	$4,434,615
	2019	$680,000	$—	$2,702,739		$625,000	$—	$246,842	$4,254,581
William J. Wheeler President	2021	$1,275,000	$125,600	$1,687,528		$562,501	$2,592,840	$17,400	$6,260,869
	2020	$1,275,000	$—	$1,500,049		$7,450,002	$1,752,188	$19,296	$11,996,535
	2019	$1,250,000	$—	$1,398,053		$500,006	$1,752,188	$18,642	$4,918,889
Grant Kvalheim Executive Vice President—Athene, and Chief Executive Officer and President—Athene USA Corporation	2021	$800,000	$71,166	$1,575,033		$525,002	$2,700,000	$143,709	$5,814,910
	2020	$750,000	$—	$1,312,593		$1,235,373	$1,650,000	$109,624	$5,057,590
	2019	$750,000	$—	$1,223,289		$437,509	$1,550,000	$115,173	$4,075,971
Martin P. Klein Executive Vice President and Chief Financial Officer	2021	$650,000	$83,726	$1,462,537		$487,504	$2,004,080	$99,569	$4,787,416
	2020	$650,000	$—	$1,275,062		$1,126,138	$1,359,475	$96,799	$4,507,474
	2019	$650,000	$—	$1,188,352		$425,006	$1,359,475	$120,205	$3,743,038
John L. Golden Executive Vice President and General Counsel	2021	$525,000	$66,972	$750,064		$250,009	$1,353,452	$17,400	$2,962,897
	2020	$475,000	$—	$675,062		$225,002	$690,000	$17,100	$2,082,164

1This column represents the March 2021 payments and, in the case of Mr. Golden, the December 2021 accelerated payment of the supplemental cash bonus granted to each of the NEOs in 2021. The supplemental cash bonus was payable in equal amounts in March 2021 and January 2022 subject to the NEO’s continued employment with us in good standing through the vesting date.
2This column includes the grant date fair value of the performance-based RSUs and time-based RSUs granted to our NEOs in 2021 and restricted Class A common shares granted to Mr. Belardi in accordance with the terms of his annual incentive award, calculated in accordance with FASB ASC Topic 718. For the time-based RSUs and RSAs, grant date fair value is calculated by multiplying the number of RSUs or RSAs by the closing share price on the date of grant. For the Performance Awards,we have reported the grant date fair value assuming the probable outcome of satisfying the performance conditions. Assuming the probable outcome of performance conditions will be achieved, the grant date fair value of the 2021 Performance Awards would be as follows: $1,250,045; $1,125,003; $1,050,006; $975,009; and $500,027, for Messrs. Belardi, Wheeler, Kvalheim, Klein and Golden, respectively. Assuming the highest level of performance conditions will be achieved, the grant date fair value of the 2021 Performance Awards would be as follows: $2,500,091; $2,250,007; $2,100,013; $1,950,018; and $1,000,055 for Messrs. Belardi, Wheeler, Kvalheim, Klein, and Golden, respectively.
3This column represents the aggregate grant date fair value of stock options granted in 2021, calculated in accordance with FASB ASC Topic 718. With respect to the stock options, we measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The following represents the assumptions used in the Black-Scholes option pricing model for 2021: risk-free interest rate of 0.46%, dividend yield of 0.0%, volatility of 27% and expected life of 4.3 years.
4The amounts in this column represent annual cash incentive awards paid to the NEOs other than Mr. Belardi. Such amounts were determined by the executive committee after the end of applicable year and were based on the achievement of financial, operational, and personal objectives.
5For 2021, these amounts include the Company’s 401(k) matching payment of $17,400 for Messrs. Wheeler, Kvalheim, Klein and Golden; housing allowances of $33,000 for Mr. Kvalheim; $33,174 for Mr. Klein for his residence in Iowa; taxable amounts of $93,309 for Mr. Kvalheim; $48,995 for Mr. Klein, for travel expenses from his principal residences to our office in Iowa; the Company’s payment of tax preparation fees for Messrs. Belardi and Wheeler; and $245,000 in fees paid by the Company for financial and estate planning services, primarily to assist Mr. Belardi with estate planning with respect to his holdings of Company equity. Each of these amounts represent the cost paid directly to the NEO or service provider, as applicable.
6Pursuant to an understanding between the Company and ISG, the Company and ISG have each agreed to pay 50% of Mr. Belardi’s annual salary and incentive plan award. The amounts reported for each period reflect only those amounts for which the Company is responsible. The fees for Mr. Belardi’s financial and estate planning services that were paid by the Company are counted towards the amounts for which the Company is responsible.
7In accordance with the terms of Mr. Belardi’s annual incentive award, Mr. Belardi received his annual incentive award of $1,174,800 for 2021 performance in the form of AGM restricted share units (AGM RSUs). The AGM RSUs, which are included in the Stock Awards column, were granted on February 23, 2022 and vest ratably over a two-year period.

2021 Grants of Plan-Based Awards Table
The following table provides information about awards granted to the NEOs in 2021: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of stock options, RSAs and RSUs granted to the NEOs under the Company’s 2019 Share Incentive Plan, based on the original share numbers granted, without adjustment for the Mergers; (4) the exercise price of the stock options; and (5) the grant date fair value of the share and option awards, computed in accordance with applicable SEC rules.

Name of Executive	Grant Date		Estimated Future Payouts Under Annual Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards:[2] (#)			All Other Stock Awards: Number of Shares or Units	All Other Option Awards: Number of Securities Underlying Options[3]	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Share and Option Awards[4]
			Threshold	Target	Maximum	Threshold	Target	Maximum
James R. Belardi	2/22/2021					6,701	26,802	53,604				$1,250,045
	2/22/2021	[5]							13,401			$625,023
	2/22/2021									58,686	$46.64	$625,006
	2/15/2021	[6]							17,150			$1,174,800
	2/22/2021		$—	$925,000	$1,850,000
William J. Wheeler	2/22/2021					6,030	24,121	48,242				$1,125,003
	2/22/2021	[5]							12,061			$562,525
	2/22/2021									52,817	$46.64	$562,501
	2/22/2021		$—	$1,575,000	$3,150,000
Grant Kvalheim	2/22/2021					5,628	22,513	45,026				$1,050,006
	2/22/2021	[5]							11,257			$525,026
	2/22/2021									49,296	$46.64	$525,002
	2/22/2021		$—	$1,520,000	$3,040,000
Martin P. Klein	2/22/2021					5,226	20,905	41,810				$975,009
	2/22/2021	[5]							10,453			$487,528
	2/22/2021									45,775	$46.64	$487,504
	2/22/2021		$—	$1,222,000	$2,444,000
John L. Golden	2/22/2021					2,680	10,721	21,442				$500,027
	2/22/2021	[5]							5,361			$250,037
	2/22/2021									23,475	$46.64	$250,009
	2/22/2021		$—	$693,000	$1,386,000

1The 2021 annual incentive awards for our NEOs other than Mr. Belardi were based on a combination of five overall corporate financial and operational goals, which comprised 75% of the award, as well as individualized performance goals, which comprised the other 25% of the award. The corporate performance component of the awards has a payout range between 0% and 168% of the corporate performance component. The overall payout range of the awards, including both the corporate performance component and the personal performance component of the award, is between 0% and 200% of the target amount.
2All equity incentive plan awards reported in this column, other than the award to Mr. Belardi of 21,064 shares, represent Performance Awards. The Performance Awards cliff-vest after the 2021–2023 performance period provided the recipient is continuously employed during the period and, pursuant to their original terms, were payable only if the Company achieved specified goals based on two equally weighted performance metrics: cumulative adjusted operating income and adjusted book value per share, each for the three-year period. Under the terms of the Merger Agreement, all performance RSUs and RSAs, including the 2021 Performance Awards, were converted into RSUs or RSAs of AGM based on the target level of performance with continued vesting on the same schedule as the original awards.
3The stock options granted on February 22, 2021 vest ratably over a three-year period provided the recipient remains employed through the applicable vesting date.
4For valuation methodology, see notes 2 and 3 to the 2021 Summary Compensation Table.
5The time-based RSUs vest ratably over three years provided the recipient remains employed through the applicable vesting date.
6The award to Mr. Belardi of 17,150 AGM RSUs granted on February 23, 2022 represents a 2021 annual incentive award that is dollar-denominated, but by its terms is payable in AGM RSUs with a value of $1,174,800, which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and was based on a combination of five overall corporate financial and operational goals, which comprised 50% of the award, as well as individualized performance goals, which comprised the other 50% of the award. The corporate performance component of the award has a payout range between 0% and 168% of the corporate performance component. The overall payout range of the award, including both the corporate performance component and the personal performance component of the award, is between 0% and 139% of the target amount.

2021 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information on the holdings of the Company’s equity awards by the NEOs as of December 31, 2021. This table includes unexercised options and unvested Class A common shares and RSUs. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown in the notes to this table. This table reflects the share numbers as of December 31, 2021 and does not reflect the impact of the Mergers.
The warrants received by the NEOs in a February 2020 share exchange are not included in this table because following the exchange they were no longer deemed outstanding equity awards.

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date[1]	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($) [2]	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#) [3]	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($) [2]
James R. Belardi[3]	4/3/2019	RSA	[5]					9,608	$800,634
	2/18/2020	RSA	[6]					21,064	$1,755,263
	2/15/2021	RSU	[7]					17,150	$1,174,800
	6/6/2016	Options		128,645		$33.95	6/6/2026
	3/21/2017	Options		66,278		$51.25	3/21/2027
	2/27/2018	Options		66,278		$48.05	2/27/2028
	4/3/2019	Options		42,955	21,478	$42.44	4/3/2029
	2/21/2020	Options		19,434	38,869	$49.71	2/21/2030
	2/22/2021	Options			58,686	$46.64	2/22/2031
	4/3/2019	RSU	[8]					4,909	$409,067
	4/3/2019	RSA	[9]							29,454	$2,454,402
	2/21/2020	RSU	[8]					8,382	$698,472
	2/21/2020	RSU	[10]							25,146	$2,095,416
	2/22/2021	RSU	[8]					13,401	$1,116,705
	2/22/2021	RSA	[9]							26,802	$2,233,411
William J. Wheeler	6/6/2016	Options		64,323		$33.95	6/6/2026
	3/21/2017	Options		39,767		$51.25	3/21/2027
	2/27/2018	Options		39,767		$48.05	2/27/2028
	4/3/2019	Options		34,364	17,183	$42.44	4/3/2029
	2/21/2020	Options		15,547	31,095	$49.71	2/21/2030
	2/22/2021	Options			52,817	$46.64	2/22/2031
	4/3/2019	RSU	[8]					3,928	$327,320
	4/3/2019	RSA	[9]							23,563	$1,963,505
	2/21/2020	RSU	[8]					6,706	$558,811
	2/21/2020	RSU	[10]							20,117	$1,676,350
	2/22/2021	RSU	[8]					12,061	$1,005,043
	2/22/2021	RSU	[10]							24,121	$2,010,003
Grant Kvalheim	6/6/2016	Options		36,450		$33.95	6/6/2026
	3/21/2017	Options		22,535		$51.25	3/21/2027
	2/27/2018	Options		22,535		$48.05	2/27/2028
	4/3/2019	Options		30,069	15,035	$42.44	4/3/2029
	2/21/2020	Options		13,604	27,208	$49.71	2/21/2030
	2/22/2021	Options			49,296	$46.64	2/22/2031
	4/3/2019	RSU	[8]					3,437	$286,405
	4/3/2019	RSA	[9]							20,618	$1,718,098
	2/21/2020	RSU	[8]					5,868	$488,980
	2/21/2020	RSU	[10]							17,603	$1,466,858
	2/22/2021	RSU	[8]					11,257	$938,046
	2/22/2021	RSU	[10]							22,513	$1,876,008

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date[1]	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($) [2]	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#) [3]	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($) [2]
Martin P. Klein	6/6/2016	Options		32,162		$33.95	6/6/2026
	3/21/2017	Options		26,512		$51.25	3/21/2027
	2/27/2018	Options		26,512		$48.05	2/27/2028
	4/3/2019	Options		29,210	14,605	$42.44	4/3/2029
	2/21/2020	Options		13,215	26,431	$49.71	2/21/2030
	2/22/2021	Options			45,775	$46.64	2/22/2031
	4/3/2019	RSU	[8]					3,339	$278,239
	4/3/2019	RSA	[9]							20,029	$1,669,017
	2/21/2020	RSU	[8]					5,700	$474,981
	2/21/2020	RSU	[10]							17,100	$1,424,943
	2/22/2021	RSU	[8]					10,453	$871,048
	2/22/2021	RSU	[10]							20,905	$1,742,014
John L. Golden	6/6/2016	Options		17,153		$33.95	6/6/2026
	3/21/2017	Options		10,605		$51.25	3/21/2027
	2/27/2018	Options		10,605		$48.05	2/27/2028
	4/3/2019	Options		15,464	7,732	$42.44	4/3/2029
	2/21/2020	Options		6,996	13,993	$49.71	2/21/2030
	2/22/2021	Options			23,475	$46.64	2/21/2030
	4/3/2019	RSU	[10]							10,604	$883,631
	2/21/2020	RSU	[8]					1,509	$125,745
	2/21/2020	RSU	[10]							9,053	$754,386
	2/22/2021	RSU	[8]					3,574	$297,821
	2/22/2021	RSU	[10]							10,721	$893,381

1This column reports the expiration date for stock options. Time-based stock options vest ratably over a three-year period.
2As of December 31, 2021, the fair market value of a Class A common share was $83.33.
3According to the original terms of the awards, the number of performance-based RSUs or RSAs that ultimately vest is based on actual performance during the three-year performance period. Under the terms of the merger agreement with AGM, all performance RSUs and RSAs were converted into RSUs or RSAs of AGM based on the target level of performance with continued vesting on the same schedule as the original awards. The number of performance-based RSUs or RSAs reflected in this column is based on the number of performance-based RSUs or RSAs that would vest assuming the target level of performance is achieved.
4Substantially all outstanding equity awards for Mr. Belardi have been transferred to a trust, other than for value, for estate planning purposes.
5The award to Mr. Belardi with a grant date of April 3, 2019 represents a 2019 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and which will vest ratably on the first and second anniversaries of January 1, 2020.
6The award to Mr. Belardi with a grant date of February 18, 2020 represents a 2020 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000 and which will vest ratably on the first and second anniversaries of January 1, 2021.
7The award to Mr. Belardi, as disclosed in footnote 6 of the 2021 Grants of Plan-Based Awards Table, represents a 2021 annual incentive award that is dollar-denominated but by its terms is payable in AGM RSUs with a value of $1,174,800. Such AGM RSUs were granted to Mr. Belardi on February 23, 2022 and vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date. Mr. Belardi’s annual incentive award was issued with a target value of $925,000.
8This row shows the number of time-based RSUs, which vest ratably over a three-year period.
9This row shows the number of performance-based RSAs, which according to their original terms cliff-vest after a three-year period, assuming performance conditions have been met at the target level of performance. Under the terms of the merger agreement with AGM, all performance RSAs were converted into RSAs of AGM based on the target level of performance with continued vesting on the same schedule as the original awards.
10This row shows the number of performance-based RSUs, which according to their original terms cliff-vest after a three-year period, assuming performance conditions have been met. Under the terms of the merger agreement with AGM, all performance RSUs were converted into RSUs of AGM based on the target level of performance with continued vesting on the same schedule as the original awards.

2021 Option Exercises and Stock Vested Table

The following table provides information for the NEOs on the number of Class A common shares acquired upon exercise of stock options and vesting of stock awards in 2021 and the value realized at such time. This table reflects the share numbers as of December 31, 2021 and does not reflect the impact of the Mergers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Class A Common Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James R. Belardi	—	$—	50,416	[1]	$2,216,187
William J. Wheeler	—	$—	19,982	[2]	$886,768
Grant Kvalheim	—	$—	13,569	[2]	$599,390
Martin P. Klein	—	$—	14,656	[2]	$648,756
John L. Golden	—	$—	11,728	[3]	$692,673

1Comprised of (1) RSUs and (2) restricted share awards issued as part of annual incentive awards in each of 2019 and 2020, all of which vested on January 1, 2021 with a market value of $43.14 per share, and RSAs, which vested on February 28, 2021 of $45.59.
2Comprised of RSUs, which vested on January 1, 2021 with a market value of $43.14 per share, and RSAs, which vested on February 28, 2021 with a market value of $45.59.
3Comprised of RSUs, a portion of which vested on January 1, 2021 with a market value of $43.14 per share and a portion of which vested on December 23, 2021 in connection with the merger with AGM, with a market value of $78.71 per share.

2021 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End

The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2021. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.
Equity Awards
The equity awards issued to our NEOs, including time-based RSUs, performance-based RSUs, performance-based RSAs, time-based stock options and time-based Class A restricted shares, will vest in full upon a termination of service by the Company without cause or by the participant for good reason, in each case, within 18 months following a change in control. In the case of performance-based RSUs and performance-based RSAs, the payout would have been based on the target level of the award. In the event a participant’s termination of service results from the participant’s death or disability, each such equity award will vest in full. In addition, upon the retirement of a participant, performance-based RSUs and performance-based RSAs will vest on a pro rata basis in accordance with the time elapsed in the performance period.
Pursuant to Mr. Belardi’s employment agreement, in the event of involuntary termination of service other than due to non-renewal by the Company, all outstanding restricted shares that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination shall immediately vest. Under the terms of Mr. Belardi’s employment agreement, the value of the accelerated vesting of his restricted shares in accordance with the foregoing would equal $1,687,266 assuming a December 31, 2021 termination of employment.

The following table provides the cumulative intrinsic value (that is, the value based upon our share price as of December 31, 2021 which was $83.33, less the exercise price of any option awards) of all equity awards that would vest if (1) the NEO terminated employment as a result of voluntary retirement as of December 31, 2021, (2) the NEO terminated employment as a result of death or disability as of December 31, 2021, (3) the NEO was terminated without cause or terminated employment for good reason as of December 31, 2021, (4) the NEO was terminated without cause or terminated employment for good reason within 18 months following a change in control of the Company as of December 31, 2021, or (5) there was a sale of the Company or change in control as of December 31, 2021.

2021 Potential Equity Benefits upon Change in Control and Termination Table1

Name	Retirement[2]	Death or Disability	Termination by the Company Without Cause or by the NEO for Good Reason	Termination by the Company Without Cause or by the NEO for Good Reason within 18 months following a Change in Control	Change in Control
James R. Belardi	$4,151,707	$13,903,080	$—	$13,903,080	$—
William J. Wheeler	$3,351,387	$9,331,910	$—	$9,331,910	$—
Grant Kvalheim	$2,966,319	$8,165,014	$—	$8,165,014	$—
Martin P. Klein	$2,853,254	$8,066,729	$—	$8,066,729	$—
John L. Golden	$1,506,702	$3,892,265	$—	$3,892,265	$—

1For purposes of this table only, all amounts reported in this table were calculated in accordance with the terms of applicable individual award agreements and do not take into account the potential treatment of certain equity awards under Mr. Belardi’s employment agreement, as described above.
2For purposes of this table only, the amounts reported in this column assume that the performance-based RSUs and performance-based RSAs vest at 100% of the target level of the award. In accordance with the original terms of the awards, performance-based RSUs and performance-based RSAs awarded under the share incentive plans become vested based on actual performance through the end of the performance period. Under the share incentive plans, the amount earned is prorated based on the number of days employed during the performance period.
Severance Benefits
Our NEOs would be eligible for benefits under the Athene USA Corporation Severance Pay Plan, which covers our US full-time employees, if they are involuntarily terminated without cause, and provided they release the Company from any and all claims and, in some instances, agree to non-compete/non-solicit covenants. In general, eligible employees receive two weeks of their annual base salary for each completed year of service. The minimum benefits payable under this plan are four weeks of annual base salary; and the maximum benefits payable under this plan are 26 weeks of annual base salary. In the event that an NEO is notified by us that he is required to comply with a post-separation non-compete covenant for a period longer than the number of weeks of annual base salary to which the NEO is entitled based on his years of service, then the amount of the NEO’s severance benefit will be increased to an amount equal to annual base salary for the same number of weeks as the duration of the non-compete covenant. However, except for Mr. Belardi, in accordance with his employment agreement, in no event will an NEO receive more than two times his annual base salary received during the year immediately preceding the year of termination. In its sole discretion, the Company may determine to pay a pro-rated bonus to the involuntarily terminated executive, as approved by the compensation committee.

2021 Potential Pay Upon Termination Table

Name of Executive	Termination Scenario[1]	Athene Severance Pay
James R. Belardi	Voluntary Separation	$—
	Involuntary Separation	$2,914,800	[2]
	Termination For Cause	$—
William J. Wheeler	Voluntary Separation	$—
	Involuntary Separation	$1,275,000	[3]
	Termination For Cause	$—
Grant Kvalheim	Voluntary Separation	$—
	Involuntary Separation	$800,000	[3]
	Termination For Cause	$—
Martin P. Klein	Voluntary Separation	$—
	Involuntary Separation	$650,000	[3]
	Termination For Cause	$—
John L. Golden	Voluntary Separation	$—
	Involuntary Separation	$600,000	[3]
	Termination For Cause	$—

1Voluntary separation does not automatically trigger severance payments. For NEOs other than Mr. Belardi, voluntary separation triggers a severance payment only if the Company decides to enforce any non-compete provision, in which case the NEO would be entitled to an amount of severance benefits up to the amount set forth in the table above for the involuntary separation scenario. Involuntary separation provides for severance to coincide with a 12-month non-compete clause. Severance is not payable where an employee is terminated for cause.
2The total amount reported here represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability, each of which is defined as an involuntary termination under Mr. Belardi’s employment agreement. In each of these scenarios, Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. The amount reported here includes such additional severance payment, which would only be payable in the event of an involuntary termination other than due to death or disability. Mr. Belardi is also eligible to receive certain post-termination benefits under his employment agreement with ISG.
3Severance does not include any pro-rata bonus payable at the discretion of the Company.

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

We identified the median employee in 2022 by examining the total cash compensation for all employees, excluding our CEO, for the period from January 1, 2021 to December 14, 2021, who were employed by us as of December 15, 2021. We changed the measurement period from January 1 through September 30, which we used previously, given our workforce grew by more than 10% during 2021. We included all employees, whether employed on a full-time, part-time, or seasonal basis. In the US, we distinguished employees versus independent contractors based on the methodology we use for payroll purposes, which is based on IRS guidance. For non-US employees we classified them as our employees if we were the employer of record. Employees on leave of absence were included in the employee headcount. In identifying the median employee, we used total cash compensation, consisting of base salary plus target level bonus or variable sales-related compensation, as the consistently applied compensation measure. We believe the use of total cash compensation as the consistently applied compensation measure is reasonable because cash compensation represents the principal form of compensation that we use as we do not widely distribute annual equity awards to employees.

We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except that for any employee as of December 15, 2021 who was employed by us for only a portion of the period from January 1, 2021 to December 14, 2021, we adjusted their compensation as if the employee was employed for the entire period. We applied a US dollar exchange rate as of December 15, 2021 to any compensation paid in non-US currency.
In accordance with Item 402(u) of Regulation S-K, after identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2021 Summary Compensation Table.
Annual total compensation from the 2021 Summary Compensation Table uses a different measurement of compensation than what we used to identify the median employee. Among other things, the 2021 Summary Compensation Table includes in compensation the value of equity awards, including stock awards and option awards.

For 2021,

•The annual total compensation of the median employee of the Company (other than Mr. Belardi) (the Median Employee) was $88,352.
•Mr. Belardi’s annual total compensation, as reported in the Total column of the 2021 Summary Compensation Table, was $4,834,200.
•Based on this information, the ratio of the annual total compensation of Mr. Belardi to the annual total compensation of the Median Employee is estimated to be 55 to 1.
Director Compensation

Neither Mr. Belardi nor any Apollo director, other than Dr. Puffer, who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as a director. For 2021, each of our other directors was eligible to receive annual compensation, a portion of which was paid in cash and a portion of which was paid in restricted Class A common shares that vest after a one-year period. No fees were paid specifically for attending regular board or committee meetings, however directors were eligible to receive, subject to certain exceptions, $5,000 per trip to the United Kingdom to physically attend board or standing committee meetings that took place in the United Kingdom, other than the four trips associated with our regularly scheduled quarterly board meetings. In light of the workload and broad responsibilities of the lead director, the lead director received additional annual compensation, for 2021 payable 50% in cash and 50% in restricted Class A common shares that were scheduled to vest after a one-year period. Further, the chairpersons and non-chair members of the standing committees of the board of directors were entitled to receive additional cash retainers each year. A member of a committee who was also the chair of that committee received only the committee chair fee.

The following table describes each component of our director compensation program for 2021:

Element of Compensation	2021 fees
Annual cash retainer	$120,000
Annual equity retainer (in the form of restricted Class A common shares)	150,000
Lead director fees (50% in cash and 50% in the form of restricted Class A common shares)	36,750
Audit committee chair	36,500
Compensation committee chair	21,000
Legal and regulatory committee chair	21,000
Risk committee chair	21,000
Nominating and corporate governance committee chair	21,000
Audit committee members (non-chairperson)	15,750
All other committee members	10,500

In addition, Mses. Taitz and Hormozi and Messrs. Borden and Ruisi each served as a director on the boards of one or more of our subsidiaries, for which they each received separate compensation.

Furthermore, Mr. Beilinson, Mr. Wrubel, Mr. Leach, Mr. McCall and Mr. Borden also served on special committees, for which they each received separate compensation. Mr. Beilinson served on two special committees and the others each served on one special committee. The board of directors forms special committees from time to time to evaluate and provide recommendations to the board on potential significant transactions, including transactions involving Apollo that are outside the ordinary responsibilities of the conflicts committee. Due to the extensive demands on special committee members as a result of the conflicts involved and the complexity of the underlying transactions, the board has approved certain fixed fees to compensate special committee members for their additional service to the Company.

Pursuant to the terms of the Merger Agreement, outstanding equity awards held by the directors vested upon the occurrence of the Mergers.

The table below indicates the elements and total value of cash compensation and of equity awards granted to each eligible director for services performed in 2021.

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash[1]		Share Awards[2]	All Other Compensation[3]	Total	Total Excluding Special Committee Fees
Marc Beilinson	$680,375	[4]	$168,380	$—	$848,755	$348,755
Robert Borden	401,750	[5]	150,030	5,000	556,780	311,780
Mitra Hormozi	154,521		150,030	75,000	379,551	379,551
Brian Leach	391,250	[5]	150,030	—	541,280	296,280
H. Carl McCall	205,500	[6]	150,030	—	355,530	280,530
Manfred Puffer	141,000		150,030	—	291,030	291,030
Lawrence J. Ruisi	167,000		150,030	75,000	392,030	392,030
Lynn Swann	120,000		150,030	—	270,030	270,030
Hope Taitz	151,500		150,030	80,000	381,530	381,530
Arthur Wrubel	226,500	[6]	150,030	—	376,530	301,530
Fehmi Zeko	130,500		150,030	—	280,530	280,530

1This column reflects the retainer and fees earned in 2021 for service on the board of directors and committees, including any fees earned for physical attendance at special meetings held in the United Kingdom.
2This column includes the grant date fair value of the restricted Class A common shares granted to eligible directors in 2021, calculated in accordance with FASB ASC Topic 718, which has been calculated by multiplying the number of restricted common shares by the closing share price on the date of grant. As of December 31, 2021, the number of outstanding unvested equity awards held by each director is as follows: 5,588; 5,151; 5,151; 5,151; 5,151; 5,151; 3,573; 5,151; 5,151; 5,151; and 5,151 for Messrs. Beilinson, Borden, Leach, McCall, Puffer, Ruisi, Swann, Wrubel and Zeko and Ms. Hormozi and Taitz, respectively.
3This column reflects fees earned in 2021 for serving as a director of a subsidiary/subsidiaries of the Company.
4Includes $500,000 received for serving on two special board committees.
5Includes $245,000 received for serving on a special board committee.
6Includes $75,000 received for serving on a special board committee.
Director Stock Ownership Guidelines
Prior to the Mergers, we required all non-employee directors of the Company who were eligible to receive compensation for their service as a director of the Company to own Class A common shares with a value equal to three times the annual cash retainer amount for non-employee directors (excluding any retainer amount paid for service on a board committee or service as lead director). Covered directors had five years from the initial adoption of the stock ownership guidelines to satisfy our share ownership requirement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Shareholders
AGM directly or indirectly owns all of our outstanding Class A common shares (including any securities convertible or exchangeable within 60 days into Class A common shares). Other than AGM and certain other direct and indirect subsidiaries of AGM, there is no person or group who is known by us to own beneficially more than 5% of our outstanding Class A common shares. In addition, none of our named executive officers (NEOs) or directors own any of our Class A common shares. The address of Apollo Global Management, Inc. is 9 West 57th Street, 43rd Floor, New York, New York 10019.
Share Incentive Plan Information

The Company’s share incentive plans were assumed by AGM in connection with the Company’s merger with AGM. In accordance with the merger agreement with AGM, all options, RSUs and RSAs granted under the Company’s share incentive plans were converted into options, RSUs and RSAs of AGM. The Company’s share incentive plans were frozen; no additional awards may be granted under the share incentive plans. As a result, there are currently no Company securities to be issued upon exercise of outstanding options, warrants or rights that were granted under the former share incentive plans and there are no securities remaining available for future issuance under any of the former share incentive plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions since January 1, 2021, for which the amount involved exceeds $120,000 and our directors, executive officers, or shareholders who are known to us to beneficially own more than five percent of our voting Class A common shares, including Apollo, have a direct or indirect material interest as well as certain other transactions.
Relationships and Related Party Transactions Involving Apollo or its Affiliates
Effective January 1, 2022, as a result of the closing of the merger with us and Apollo, AGM directly or indirectly owns all of our outstanding Class A common shares. See –Merger Agreement and Closing of the Mergers below for further information. Through our longstanding relationship with Apollo, which was a co-founder of the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. James R. Belardi, our Chief Executive Officer and a member of our board of directors, is a member of the board of directors and executive officer of AGM and the Chief Executive Officer of ISG, a subsidiary of Apollo that, together with Apollo, manages our investments. He receives remuneration from acting as Chief Executive Officer of ISG. In addition, Mr. Belardi owns a 5% profits interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Three of our other directors, Messrs. Lohr, Michelini, and Rowan, also serve as directors of the general partner of ISG. Additionally, six of our directors, including Mr. Belardi, are employees of or consultants to Apollo or its affiliates.
The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $936 million for the year ended December 31, 2021. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments, which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments, and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Investment Management Relationships
Substantially all of our invested assets are managed by Apollo pursuant to our IMAs. Apollo provides a full array of asset and portfolio management services to us. Apollo has deep sector experience in the asset management industry and has overseen our investment portfolio since our founding. The Apollo investment platform provides us with access to Apollo’s investment expertise and fully-built infrastructure without the burden of incurring the development and maintenance costs of building an in-house investment asset manager with the capabilities of Apollo. As of December 31, 2021, we had $212.5 billion of investments, including related parties.
As of December 31, 2021, Apollo’s investment professionals managed substantially all of the assets in the accounts owned by us or in accounts supporting reinsurance ceded to our subsidiaries by third-party issuers (the Accounts) in a number of asset classes, including investment grade corporate credit, RMBS, high yield credit, CMLs, CLOs, CMBS, and certain ABS.
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
Fee Structure – Under the fee agreement with ISG, we pay Apollo a base management fee of (1) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 of $103.4 billion (Backbook Value) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the market value with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. For the year ended December 31, 2021, we incurred management fees, inclusive of base and sub-allocation fees, of $592 million.

From time to time, we participate in transactions in which one or more service providers affiliated with Apollo (each, an Apollo-Affiliated Service Provider) provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, Apollo-ASP Fees). In 2021, we participated in 12 such transactions and bore the economic cost of approximately $25.9 million of Apollo-ASP Fees. From time to time, we may receive certain upfront fees and/or fee rebates, in respect of our participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.

We believe that our relationship with Apollo has contributed to and will continue to contribute to our strong financial performance. For the year ended December 31, 2021, we generated net investment income of $7.2 billion. Net of the aforementioned fees, we achieved a consolidated net investment earned rate of 4.42% for the year ended December 31, 2021.
Termination of ACRA System Investment Management or Advisory Agreements with Apollo
The investment management or advisory agreements between us and the applicable Apollo subsidiary have no stated term and may be terminated by either the applicable Apollo subsidiary, us, or our relevant Company subsidiary, as applicable, upon notice at any time. However, our bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (ACRA System IMA), among us or any of our subsidiaries, on the one hand, and ISG, on the other hand, we may not, and will cause our subsidiaries not to, terminate any ACRA System IMA among us or any of our subsidiaries, on the one hand, and the applicable Apollo subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our Independent Directors (as defined below) and (ii) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, our board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in our bye-laws and pursuant to the provisions set forth therein.
Our organizational documents give our Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any ACRA System IMA with the applicable Apollo subsidiary, and therefore our Independent Directors are under no obligation to make, and accordingly may exercise their discretion never to make, such a determination.
The boards of directors of our subsidiaries may terminate an ACRA System IMA with the applicable Apollo subsidiary relating to the applicable Company subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties. If our subsidiaries do elect to terminate any such agreement, other than as provided above, we may be in breach of the bye-laws, which could subject us to regulatory scrutiny, expose us to shareholder lawsuits and could have a negative effect on our financial condition and results of operations.

Apollo Fund Investments
Apollo invests certain of our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (Apollo Fund Investments). Apollo Fund Investments comprised 79.4% of our net alternative investment portfolio as of December 31, 2021. Apollo’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically allocate 5-10% of the assets in the Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk. As of December 31, 2021, 4.5% of our net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% per annum to 2% per annum with respect to management fees and 0% to 20% of profits for carried interest, subject in many cases to preferred return hurdles.

Our Apollo Fund Investments, net of ACRA noncontrolling interests, consisted of the following:

	December 31, 2021
(In millions, except percentages)	Invested Asset Value	Percent of Total
Differentiated investments
Athora	$743	9%
MidCap	666	8%
Wheels/Donlen	590	8%
Catalina	442	6%
Venerable	219	3%
A-A Mortgage	32	—%
Other	690	8%
Total differentiated investments	3,382	42%
Real assets[1]	2,045	27%
Credit funds	1,148	15%
Private equity[2]	1,242	16%
Other	20	—%
Total net Apollo fund investments	$7,837	100%

[1] Includes $1,846 million of real estate fund investments.
[2] Includes $304 million of natural resources fund investments.

As of December 31, 2021, 16.4% of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes our cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2021
Sales, maturities and repayments	$6,639
Purchases	(13,407)

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
AmeriHome
We have an equity method investment of $26 million as of December 31, 2021, in A-A Mortgage, which previously held an investment in AmeriHome. In 2021, Apollo and Athene sold AmeriHome to a subsidiary of Western Alliance Bancorporation and we recognized $182 million of revenue from the premium of the platform sale, net of carry and transaction expenses. We have a loan purchase agreement with AmeriHome, which survived the sale. The agreement allows us to purchase residential mortgage loans which AmeriHome has purchased from correspondent sellers and pooled for sale in the secondary market. AmeriHome retains the servicing rights to the sold loans. We purchased no residential mortgage loans under this agreement during the year ended December 31, 2021.

MidCap
We hold significant investments in MidCap. In addition, one of our directors, Hope Taitz, currently serves on the board of MidCap. When we originally invested in MidCap Financial Holdings, LLC (MidCap Financial) in November 2013, MidCap Financial was a specialty finance company which primarily originated lending opportunities in the healthcare sector. With the assistance of Apollo, MidCap Financial entered new lending markets, raised substantial equity capital and restructured as MidCap in January 2015. MidCap represents a unique investment in an origination platform made available to us through our relationship with Apollo and, from time to time, provides us with access to assets for our investment portfolio.
The following summarizes our net invested assets in MidCap:

(In millions)	December 31, 2021
Profit participating notes and redeemable preferred stock	$666
Senior unsecured notes	145
Total MidCap net invested assets	$811
For the year ended December 31, 2021, we earned income of $74.0 million on the profit participating notes, redeemable preferred stock and senior unsecured notes.

Additionally, we had made loans directly to MidCap Financial to which subsidiaries of MidCap succeeded as borrower. In 2013, we entered into a subordinated debt facility with MidCap Financial with a principal amount of $245 million and a maturity date of July 2018. In connection with the restructuring of MidCap Financial into MidCap in January 2015, subsidiaries of MidCap Holdings succeeded as borrower under the subordinated debt facility, and the maturity date of the facility was extended to January 2022. In January 2016, the subordinated debt facility was amended and restated in connection with new loans made by third-party lenders. During the second quarter 2021, the principal balance of the MidCap subordinated debt facility of $330 million was repaid and we received $19 million as a result of the early repayment. For the year ended December 31, 2021, we earned income of $15 million in connection with the subordinated debt facility.

MidCap may also originate or source loans that we purchase directly. Additionally, during the year ended December 31, 2021, we purchased a net $251 million in ABS and CLO securities issued by MidCap affiliates (includes purchases made by third-party cedants with respect to assets backing obligations reinsured to us). As is customary practice for loan originators, MidCap may retain a percentage of the origination fees on the loans we purchase that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.

Athora

We have an investment in Athora’s equity which we hold as an investment fund and, as of December 31, 2021, represented 10% of the aggregate voting power of and 17% of the economic interest in Athora. During the year ended December 31, 2021 we also invested in Athora’s non-redeemable preferred stock. The following table summarizes our investments in Athora:

(In millions)	December 31, 2021
Non-redeemable preferred stock	$171
Investment fund	743
Total investment in Athora	$914

We also have a Cooperation Agreement (Cooperation Agreement), dated January 1, 2018, between us and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2021, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.
As of December 31, 2021, we had outstanding funding agreements in the aggregate principal amount of $63 million issued to Athora. We also have commitments to make additional equity investments in Athora of $512 million as of December 31, 2021.

One of our executive officers, William J. Wheeler, as well as three of our directors, Marc Rowan, Scott Kleinman, and Gernot Lohr, currently serve on the board of Athora. One of our executive officers, Mr. Wheeler, and certain of our directors are indirect investors in Athora.
Third Party Sub-Advisory Agreements
In the limited instances in which Apollo desires to invest in asset classes for which it does not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which Apollo makes the determination that it is more effective or efficient to do so, Apollo mandates third-party sub-advisors to invest in such asset classes, and we reimburse Apollo for fees paid to such sub-advisors. For the year ended December 31, 2021, we reimbursed $3.4 million of sub-advisory fees to Apollo for the benefit of third-party sub-advisors.
Reinsurance of Voya Financial, Inc. and Investment in VA Capital Company LLC and Debt Financing to Venerable Holdings, Inc.
In December 2017 a consortium of investors, led by affiliates of Apollo, and certain other investors including the Company, agreed to purchase VIAC, including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable, to be the holding company of VIAC. On June 1, 2018, we entered into reinsurance agreements with VIAC and ReliaStar Life Insurance Company (RLI), pursuant to which we reinsured a block of fixed and fixed indexed annuity liabilities from VIAC and RLI (FA Business Reinsurance Agreements). The aggregate reserves of VIAC and RLI that are subject to the FA Business Reinsurance Agreements as of June 1, 2018 were approximately $19 billion. As consideration for the transactions contemplated by the FA Business Reinsurance Agreements, we paid to VIAC and RLI an aggregate ceding commission of approximately $396 million. All of the business ceded by VIAC to ALRe was recaptured by VIAC as of December 31, 2019. Immediately following such recapture, VIAC ceded to AARe all of the recaptured business previously reinsured by ALRe. VIAC was acquired by Venerable on June 1, 2018. We have a minority equity investment in VA Capital, the parent of Venerable, which was $219 million as of December 31, 2021. Additionally, as of December 31, 2021, we held $222 million, 15-year term loan receivables from Venerable, which are held at principal balance less allowances. While management views the overall transactions with VIAC and Venerable as favorable to us, the stated interest rate of 6.257% on the term loans to Venerable represents a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the Voya reinsurance transactions.

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

On June 1, 2021, Apollo Hybrid Value Fund, L.P., AA Direct, L.P. and certain entities affiliated with Athora, collectively through an acquisition vehicle, AP Violet, L.P. (AP Violet), along with Crestview and Reverence agreed to acquire a portion of the minority equity investment in VA Capital from us and Apollo. As a result, during the year ended December 31, 2021, we sold portions of our equity investment for $124 million, of which $25 million was deferred consideration, to Crestview, Reverence and AP Violet.

Strategic Partnership
We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities. This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo are designed to be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership remain subject to our existing governance processes, including approval by our conflicts committee, where applicable. During the year ended December 31, 2021, we invested a net $131 million under the Strategic Partnership.

PK AirFinance
During the fourth quarter of 2019, we and Apollo purchased PK, an aviation lending business, including PK’s in force loan portfolio (Aviation Loans), from GE. The Aviation Loans are generally fully secured by aircraft leases and aircraft. In connection with such transaction, Apollo acquired the PK loan origination platform, including personnel and systems, for $30 million, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo (collectively, PK Transaction Agreements). The existing Aviation Loans were acquired and securitized by a newly formed SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issued tranches of senior notes (Senior Notes) and subordinated notes (Subordinated Notes), which are secured by the Aviation Loans. In connection with the acquisition of the existing Aviation Loans by the ABS-SPV, (1) a tranche of senior notes was acquired by third-party investors and (2) we purchased mezzanine tranches of the Senior Notes and the Subordinated Notes.
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
During the year ended December 31, 2021, we paid $7.6 million of services reimbursements to Apollo relating to PK AirFinance.

Wheels/Donlen

We have a limited partnership investment in Athene Freedom Holdings LP, for which an Apollo affiliate is the general partner. Athene Freedom Holdings LP indirectly invests in Wheels and Donlen. Additionally, we own ABS and corporate debt securities issued by Wheels and Donlen. The following summarizes the net invested assets in Wheels/Donlen:

(In millions)	December 31, 2021
AFS or trading securities	$1,891
Investment fund	590
Total Wheels/Donlen net invested assets	$2,481

Additionally, during the year ended December 31, 2021, as part of the funding of the Wheels acquisition, we entered into a short-term loan of $2,634 million with Donlen, which was also repaid during the period, and additionally purchased and sold $680 million of Wheels, Inc. securities.
Challenger
On July 6, 2021, we and Apollo agreed to acquire up to an 18% minority interest in Challenger Ltd. (Challenger) from an existing shareholder, 3% of which was subject to customary Australian Prudential Regulation Authority approval, which was obtained in December 2021. When combined with other Challenger shares acquired by Athene and Apollo, the acquisition resulted in a total minority economic interest of 18% for approximately A$795 million (or US$568 million) as of December 31, 2021. Challenger is an annuity provider and credit manager publicly traded on the Australian Stock Exchange.

ACRA

ACRA 1A was initially formed as a wholly owned subsidiary of ALRe with the objective of raising third-party capital for the purpose of pursuing inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions. On September 11, 2019, ALRe entered into a Framework Agreement with ACRA (Framework Agreement), in connection with which ACRA received capital commitments from ALRe and certain funds managed by AGM referred to collectively as ADIP.

On October 1, 2019, ALRe sold 67% of its economic interests in ACRA to ADIP for $575 million. The shares held by ADIP are non-voting. The shares held by ALRe represent 100% of the voting power and, as of October 1, 2019, 33% of the economic interests in ACRA. In connection with the sale of ACRA economic interests to ADIP, ALRe entered into a shareholders agreement (ALRe Shareholders Agreement) with ACRA and ADIP. The terms of the Framework Agreement and the ALRe Shareholders Agreement were approved by the disinterested directors of our board of directors, acting under authority granted by our board of directors.

To ensure that ACRA continues to qualify for certain benefits under the income tax treaty between the US and the UK (UK Treaty), the ALRe Shareholders Agreement includes a mechanism to adjust the economic ownership interests of ACRA. On April 1, 2020, ALRe purchased 14,000 newly issued ACRA shares (True-up Shares) for $65.6 million, which resulted in ALRe holding 36.55% of the economic interests in ACRA. The remaining 63.45% of the economic interests in ACRA are held by ADIP. If it is subsequently determined that ALRe’s ownership percentage may be reduced from its current ownership percentage to a percentage not less than 33% without causing ACRA to fail to qualify for UK Treaty benefits, then ACRA may redeem all or a portion of the True-up Shares. It is possible that (1) one or more additional purchases may be necessary in the future, and (2) one or more such redemptions may be subsequently effected.

On December 31, 2021, ALRe, through its subsidiary AALP, and ADIP contributed all of their shares of ACRA 1A to Athene Co-Invest Reinsurance Affiliate Holding Ltd., our newly-formed subsidiary (ACRA HoldCo), in exchange for an equal number of shares of ACRA HoldCo (the ACRA Restructuring). As a result of the ACRA Restructuring, ACRA 1A became a wholly owned subsidiary of ACRA HoldCo, ALRe (indirectly through AALP) holds 36.55% of the economic interests and 100% of the voting interests of ACRA HoldCo, and the remaining 63.45% of the economic interests in ACRA HoldCo are held by ADIP. ACRA HoldCo’s board of directors will at all times consist of the same members as the board of directors of ACRA 1A.

In connection with the ACRA Restructuring, on December 31, 2021, (1) ALRe and ACRA 1A amended and restated the Framework Agreement (Amended and Restated Framework Agreement), pursuant to which ACRA had received capital commitments from ALRe and ADIP, in order to, among other things, reflect the ACRA Restructuring and resulting changes in ACRA 1A’s ownership structure, as well as changes to reflect that we are a direct subsidiary of AGM following completion of the Mergers, and (2) ALRe and AALP entered into that certain Amended and Restated Shareholders Agreement with ACRA 1A, ACRA HoldCo and ADIP, which primarily includes changes to reflect the ACRA Restructuring and resulting changes in ownership structure of ACRA 1A, as well as changes to reflect that we are a direct subsidiary of AGM following completion of the Mergers, and to provide for the governance structure at ACRA HoldCo, which is substantially similar to the governance structure of ACRA 1A.

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

In connection with each Qualifying Transaction in which ACRA elects to participate (each, a Participating Transaction), ACRA will generally pay ALRe a fee (Wrap Fee) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 basis points per year, based on a scale which increases from 10 basis points as the portion of the reserves economically attributed to ADIP increases.
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

As of December 31, 2021, ALRe and Athene Life Re International Ltd. had retroceded to ACRA $51.9 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of us and the ACRA Transaction Committee.
Effective as of January 1, 2022, a quota share of certain of our retail annuity business issued on or after such date will be retroceded to a subsidiary of ACRA 1A.
ACRA’s board of directors currently consists of thirteen directors. ALRe has nominated eight directors to serve on the ACRA board: (1) one is the Chairman, (2) one is a representative of Apollo, (3) two are our representatives, (4) two are representatives of both Apollo and us and (5) two are independent directors. ADIP and its investors have nominated five directors to serve on the ACRA board, four of which are independent directors.
During the year ended December 31, 2021, we received capital contributions of $758 million from ADIP. As of December 31, 2021, ADIP had raised approximately $3.3 billion in capital commitments, of which $1.3 billion was available to deploy into future Qualifying Transactions. In addition, ACRA pays a monthly fee to Apollo for asset management services in an amount equal to the marginal base investment management fees and sub-allocation fees we pay to Apollo pursuant to the Fee Agreement. See –Investment Management Relationships–Fee Structure for further discussion regarding the Fee Agreement.
Apollo Share Exchange and Related Transactions
Apollo Share Exchange and Related Transactions – On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the AOG, pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. As of December 31, 2021, the investment in Apollo was $2,112 million.
Dividends Declared and Other Distributions

Our board of directors declared common stock cash dividends of $750 million on December 31, 2021, payable to holders of the Company’s Class A shares with a record date and payment date following the completion of our merger with AGM. The dividend payable was included in related party other liabilities on the consolidated balance sheets as of December 31, 2021. The dividend was paid on January 4, 2022.

Subsequent to the Mergers described below, our investment in Apollo was distributed to AGM, together with a share dividend to our other Apollo Group shareholders other than AGM.
Merger Agreement and Closing of the Mergers
On January 1, 2022 (the Merger Effective Date), we completed the previously announced merger transaction pursuant to the Merger Agreement. Effective as of 1:00 a.m. Eastern Time on the Merger Effective Date, AAM Merger Sub merged with an into AAM, with AAM continuing as a direct subsidiary of AGM. Effective as of 1:01 a.m. Eastern Time on the Merger Effective Date, AHL Merger Sub merged with and into AHL, with AHL continuing as a direct subsidiary of AGM. As a result of the Mergers, AAM and AHL became direct subsidiaries of AGM.
As a result of the closing of the Mergers, AGM became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors. Six of our sixteen directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM. Our Chairman, Chief Executive Officer and Chief Investment Officer is also a member of the board of directors and an executive officer of Apollo. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred shares.
Merger Consideration
At the Effective Time, each Class A common share, par value $0.001 per share, of the Company (Company Shares) issued and outstanding immediately prior to the Effective Time (excluding (1) any Company Shares that were held in treasury; (2) any Company shares that were owned by AHL Merger Sub, any wholly owned subsidiary of the Company, the Apollo operating group or any subsidiary of the Apollo operating group; or (3) any Company Shares for which dissenters’ rights had been perfected pursuant to the Companies Act 1981 of Bermuda) were converted automatically into the right to receive 1.149 shares of Class A common stock, par value $0.00001 per share, of AGM (AGM Shares) (Merger Consideration), and each series of the Company’s preference shares, in each case issued and outstanding immediately prior to the Effective Time (excluding any preferred shares for which dissenters’ rights have been perfected pursuant to the Companies Act 1981 of Bermuda), were automatically be converted into an equivalent preferred share of the surviving company in the AHL Merger.

At the Effective Time, each of the issued and outstanding warrants of the Company that were outstanding immediately prior to the Effective Time (Company Warrant) were exchanged for AGM Shares with a fair value measured at the time of the AHL Merger equal to the fair value of such Company Warrant as of immediately prior to the consummation of the AHL Merger calculated using a Black-Scholes valuation.
At the Effective Time, the Company equity awards automatically converted into equity awards with respect to AGM Shares, on the same terms and conditions under the applicable plans and award agreements immediately prior to the Effective Time and, after giving effect to the exchange ratio and appropriate adjustments to reflect the consummation of the Mergers, except that for performance-based Company awards, the number of AGM Shares underlying such award shall be based on the applicable target level of performance and will vest at the end of the applicable performance period.
Shared Service Agreements
We have entered into shared services agreements with ISG. Under these agreements, we and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things. During the year ended December 31, 2021, we paid or reimbursed ISG $13.5 million under the shared services agreements.
Investment Portfolio Trades with Affiliates
From time to time, Apollo executes cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the year ended December 31, 2021, the aggregate value of such transactions where we acquired investments from related parties amounted to $415 million. For the year ended December 31, 2021, we sold $636 million of investments to related parties.
Commercial Mortgage Loan Servicing Agreements
We have entered into commercial mortgage loan servicing agreements with Apollo. Pursuant to these agreements, we have engaged Apollo to (1) assist with the origination of and provide servicing of, commercial loans that we own or in which we participate, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties. During the year ended December 31, 2021, we incurred $0.2 million under the commercial mortgage loan servicing agreements.
Advisory Services Agreement

On August 23, 2016, we entered into an advisory services agreement (Advisory Services Agreement) with Apollo Management Holdings, L.P. (AMH). Pursuant to the Advisory Services Agreement, AMH or certain other affiliates of Apollo may provide certain non-exclusive management, consulting, financial and other advisory services to us and our subsidiaries. Such services, which differ from those covered under our IMAs and the Fee Agreement, involve advice and recommendations related to future acquisitions, capital market activities and strategic priorities (including growth). Apollo and its affiliates do not charge us or our subsidiaries for their services and may determine not to provide any services. Apollo and its affiliates have the right to request a fee for any service they provide; however, such a request is subject to prior approval by us or the applicable subsidiary. We are responsible for all reasonable third-party out-of-pocket expenses incurred by Apollo or its affiliates related to the services they offer and provide such entities indemnification against any loss or liability arising out of the Advisory Services Agreement. The Advisory Services Agreement is effective until December 31, 2025. For the year ended December 31, 2021, we paid or reimbursed Apollo or its affiliates $5.1 million in out-of-pocket expenses pursuant to the Advisory Services Agreement.

Effective as of January 1, 2022, the Advisory Services Agreement was terminated, and we entered into a services agreement (New Services Agreement) with AGM and AAM, which provides a framework pursuant to which each of the Company, AGM and AAM may, in its sole discretion, provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the New Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the New Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the New Services Agreement.

Rackspace Global Services Agreement
We have a global services agreement with Rackspace US, Inc. (Rackspace), an Apollo portfolio company, pursuant to which Rackspace provides us with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2021, we paid or accrued $2.0 million for services rendered.
Other Related Party Transactions and Relationships
We have established an employee annuity program, pursuant to which any US employee, including each of our named executive officers, may purchase certain of the annuities that we sell through our retail channel. Annuities purchased through the program are free of commissions, and amounts that we would have otherwise paid as commissions are added to the value of the contract at the time of issuance.
On December 14, 2021, we entered into a services agreement (Puffer Services Agreement) with Manfred Puffer, a member of our board of directors. Pursuant to the Puffer Services Agreement, Mr. Puffer provides services to support the Company’s organic and inorganic business development. The Puffer Services Agreement terminates on December 14, 2022, and, under the terms of the agreement, Mr. Puffer is entitled to $700,000 for his services, which was payable on or before December 31, 2021.
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
Our bye-laws require us to maintain a conflicts committee designated by our board of directors, consisting of directors who are not officers, general partners, directors (other than independent directors of AGM), managers or employees of any member of the Apollo Group. The conflicts committee consists of Messrs. Beilinson and Borden and Ms. Taitz. The conflicts committee reviews and approves material transactions by and between the Company and its subsidiaries, on the one hand, and the Apollo Group, on the other hand, including any modification or waiver of the IMAs with the applicable Apollo subsidiary, subject to certain exceptions.
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
•any acquisition or reinsurance transaction not contemplated by the definition of Qualifying Transaction (as defined in the Amended and Restated Framework Agreement) to be offered to ACRA or any alternative investment vehicle formed from time to time in which the shareholders of ACRA will make a direct investment for purposes of entering into Qualifying Transactions (each, an “ACRA Investment Entity”), except for (i) new production from in-force flow reinsurance transactions and (ii) new funding agreements; or
•the exercise of ALRe’s commutation right under the terms of the Amended and Restated Reinsurance Program Agreement, dated December 31, 2021, by and between ACRA and ALRe, the commutation right of Athene Annuity Re Ltd. under the terms of the Amended and Restated Reinsurance Program Agreement, dated December 31, 2021, by and between Athene Co-Invest Reinsurance Affiliate 1B Ltd. and ALRe, or the commutation right of Athene Life Re International Ltd. (ALReI) under the terms of the Amended and Restated Reinsurance Program Agreement, dated December 31, 2021, by and between Athene Co-Invest Reinsurance Affiliate International Ltd. and ALReI, in each case, as recommended by management of the Company.
All Apollo Conflicts must be approved by the conflicts committee of our board of directors unless such conflict is:

•specifically exempted from approval in accordance with such conflict committee’s charter and guidelines as they may be amended from time to time;
•fair and reasonable, taking into account the totality of the relationships between the parties involved (including other transactions that may be or have been particularly favorable to us or any of our subsidiaries); or
•entered into on an arms-length basis.

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
1.(i) transactions, rights or agreements specifically contemplated by existing agreements between the Company and Athora, (ii) entering into new IMAs or MSAAs with members of the Apollo Group as long as the payment of additional total fees under such new IMA or MSAA satisfies the requirements of (15) below or (iii) amendments to the agreements described in (i) or (ii) above, or any other shared services agreement or cost sharing agreement with any member of the Apollo Group which is currently in effect for the purpose of adding a subsidiary of the Company thereto;
2.any (i) transfer of equity securities of the Company to or by any member of the Apollo Group, (ii) acquisition by any member of the Apollo Group of any newly issued equity securities, (iii) issuance of securities to any employee or director of the Company or ISG (including allocating blocks of incentive securities to ISG for allocation by ISG to its employees and directors) pursuant to any stock incentive plan or similar equity based compensation plan approved by the board or the board of directors of AGM (the AGM Board) or the compensation committee of the AGM Board;
3.the provision of any insurance related products by or to the Company or any of its subsidiaries to or by the Apollo Group; provided that the provision of such products is an ordinary course transaction entered into on an arms-length basis on terms no less favorable to the Company or its subsidiaries than could be contemporaneously obtained from or provided to an unaffiliated party;
4.any transactions, rights or agreements between the Company or any of its subsidiaries and any portfolio company of the Apollo Group that pertain to the ordinary course business of such portfolio company; provided, that any such transactions, rights or agreements (taken as a whole) are no less favorable to the Company or the applicable subsidiary than could be obtained from or provided to an unaffiliated party;
5.an investment by the Company or any subsidiary thereof in (i) an Apollo-sponsored vehicle or (ii) a person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation; provided, that such investment provides the Company or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such Apollo-sponsored vehicle or other investee, as applicable, and without consideration of any Designated Terms (as defined below)) as those applicable to other investors (excluding Designated Investors (as defined below)) in the same Apollo-sponsored vehicle or other investee, as applicable, who invested an amount in such vehicle equal to or less than that invested by the Company and its subsidiaries; and provided, further, that such investment represents no more than 80% of the outstanding or expected equity interests of such Apollo-sponsored vehicle or other investee (based on prior record related to the strategy), as applicable. Designed Investor and Designated Terms shall have the meanings set forth for such terms or other similar terms in any customary side letter entered into by the applicable Apollo Group advisor or manager, Apollo-sponsored vehicle or other Apollo Group entity, on the one hand, and investors, other than the Company or a subsidiary thereof, who have invested in the same Apollo-sponsored vehicle or other investee, or entered into an investment management, sub-advisory or similar agreement with the Apollo Group for the same asset class, on the other hand;
6.a transaction that has been approved by a majority of the Company’s disinterested directors, provided that the disinterested directors are notified that such transaction would otherwise constitute an Apollo Conflict prior to such approval;
7.material amendments to contracts or transactions previously approved by the conflicts committee or a majority of the Company’s disinterested directors, or which are not required to be approved by either, so long as, in each case, such amendments either (i) are not materially adverse to the Company or any of its subsidiaries, or (ii) would not cause the relevant contract or transaction to require approval by the conflicts committee or a majority of the Company’s disinterested directors under our bye-laws after giving effect to the relevant amendment;
8.any modification, supplement, amendment or restatement of the bye-laws that has been approved in accordance with the Company’s bye-laws and applicable Bermuda law;

9.the entry into any IMA with the Apollo Group or amending an MSAA currently in effect (or entering into a new MSAA), so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to the Company than customary market terms (excluding the fees charged under the IMA); and (ii) either (a) the rates on assets under management (AUM) under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 60 basis points per annum for non-alternative assets; (b) the rates on AUM under such agreement (including any carried interest or similar profit allocation, but, for the avoidance of doubt, excluding the fees charged under the IMA) do not exceed 100 basis points per annum for alternative assets; or (c) such agreement provides the Company or its subsidiary, as applicable, with the same or better terms or a most favored nations clause (in all cases, taken as a whole with respect to such agreement and without consideration of any Designated Terms) with respect to other investors (excluding Designated Investors) who have entered into an investment management agreement or sub-advisory or similar agreement with the Apollo Group for the same asset class and whose AUM with respect to such agreement and asset class are all equal or less than those subject to the agreement between the Company and the Apollo Group with respect to such asset class. In addition, investments in (i) an Apollo sponsored vehicle or (ii) a person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, shall be deemed not to be Apollo Conflicts as long as such Apollo-sponsored vehicle or such person or entity charges fees in line with those discussed in (a) and (b) above (excluding fees payable to a broker-dealer that is a member of the Apollo Group, which fees are subject to item (14) below);
10.allocations of costs or expenses between the Company or any of its subsidiaries and the Apollo Group not in excess of 10 basis points per annum, calculated on the gross invested assets of the Company and its subsidiaries (including ACRA HoldCo) and its subsidiaries and accounts supporting reinsurance agreements for which the Company or a subsidiary thereof acts as reinsurer as of the effective date of such allocation) (provided that any such allocation of costs or expenses may not be used to pay investment management fees), including any cost-sharing, shared services or similar agreement with any member of the Apollo Group (and amendments or modifications to any such agreements currently in effect) so long as the allocations of costs and expenses between the Company and the Apollo Group on an annual basis do not exceed such amount;
11.one or more investments by the Company or any subsidiary thereof in (a) an Apollo-sponsored vehicle or (b) any person or entity that does not constitute an Apollo-sponsored vehicle, but in connection with which a member of the Apollo Group is entitled to receive a benefit such as via equity ownership, a fee or other compensation, in each case, including any upsize, renewal or extension of an existing investment, up to and including an amount equal to 1% of the gross invested assets of the Company and its subsidiaries (including ACRA HoldCo and its subsidiaries and accounts supporting reinsurance agreements for which the Company or a subsidiary thereof acts as reinsurer as of the effective date of such investment) per investment (or series of related investments), provided that (i) any such investment is on terms, including with respect to fees, which are in the aggregate no less favorable to Athene or a subsidiary thereof than terms a similarly situated but unaffiliated person would receive in an arm’s length transaction, (ii) the (a) management fees earned by the Apollo Group shall not exceed 2% of assets or commitment, as applicable, and (b) carried interest or performance fees earned by the Apollo Group for any such investment shall not exceed 20% of the profits, and (iii) any special fees or other fees earned by any member of the Apollo Group in connection with any such investment shall offset management fees (to the extent of management fees) or if such fees do not offset management fees, they shall be arm’s length or approved by the Apollo-sponsored vehicle’s or such other investee’s limited partner advisory board;
12.the inclusion of (i) new production from in-force flow reinsurance transactions and (ii) new funding agreements as Qualifying Transactions to be offered to ACRA;
13.any other class of transactions, rights, fees or agreements (i) approved by (a) the ACRA conflicts committee in accordance with such committee’s charter and procedures in effect on such date, (b) any committee of independent or disinterested directors or managers of the Company or its subsidiaries, as applicable, or any side car, joint venture or investment entity in which the Company or its subsidiary, as applicable, maintains investments or (c) any other committee of independent or disinterested members of the Company’s board of directors, or (ii) determined by approval of the conflicts committee to not (x) constitute an Apollo Conflict a related party transaction incidental or ancillary thereto, or any other related party transaction relating to or involving, directly or indirectly, Apollo or any member of the Apollo Group, or (y) require approval of the Company’s conflicts committee; provided that any approval set forth in clause (i) will be disregarded to the extent that the applicable approving body has a material adverse interest to the Company in the applicable transaction being approved;
14.any placement agent, underwriter or other agreement with a broker-dealer that is a member of the Apollo Group, so long as (i) such agreement is on terms in the aggregate (including expense reimbursement and indemnities) no less favorable to the Company than customary market terms (excluding the fee rates and/or fees charged thereunder), including the terms of similar agreements with any unaffiliated broker-dealers providing similar services in connection with the same or a similar transaction, and (ii) the fee rate and/or fees payable to such broker-dealer are in the aggregate no less favorable to the Company than the fee rate and/or fees a similarly situated but unaffiliated broker-dealer would charge in a similar transaction negotiated on an arm’s -length transaction, including the fee rate or fees payable to any unaffiliated broker-dealers providing similar services in connection with the same or a similar transaction;

15.any increase in the fee rates on AUM charged to the Company, any of its subsidiaries or any funds withheld accounts or modified coinsurance accounts established by reinsurance counterparties of the Company or its subsidiaries for the purpose of maintaining assets supporting business ceded or retroceded to any such entity, in each case by a member of the Apollo Group with respect to investment management, investment advisory or related services (whether under the IMA or any other investment management agreement, any MSAA or otherwise) as long as such increase would not cause the aggregate blended fee rate on AUM charged to the Company and its subsidiaries and such funds withheld accounts and modified coinsurance accounts to increase over any one-year period by more than the greater of (x) 5% and (y) the then-current Consumer Price Index for All Urban Consumers;
16.any investment by the Company or any of its subsidiaries in any new side car, joint venture or other investment entity alongside a member of the Apollo Group; provided, that such investment provides the Company or its subsidiary, as applicable, with terms that are in the aggregate no less favorable to such entity than those that apply to the Company’s existing investment in ACRA HoldCo, as well as any agreement entered into with any member of the Apollo Group in connection with such investment so long as the terms thereof are in the aggregate no less favorable to Athene than the terms of similar agreements entered into in connection with the Company’s existing investment in ACRA HoldCo; and
17.any (i) payment by the Company of dividends or other distributions to its shareholders or (ii) receipt of capital contributions by the Company from its shareholders, in each case, as long as such payments or capital contributions (as applicable) are made in compliance with all applicable regulatory requirements.
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

Item 14.    Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following summarizes the fees for services provided by PricewaterhouseCoopers LLP:

	Years ended December 31,
(In millions)	2021	2020
Audit fees[1]	$16	$16
Audit-related fees[2]	—	—
Tax fees	—	—
All other fees	—	—
Total	$16	$16

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

[2] Audit-related fees include fees paid associated with employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews not required by statute and regulation, consultations on financial accounting and reporting standards, and other attest services related to financial reporting that are not required by statute or regulation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	December 31, 2021
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
AFS securities
US government and agencies	$231	$223	$223
US state, municipal and political subdivisions	1,081	1,213	1,213
Foreign governments	1,110	1,128	1,128
Public utilities	6,680	7,180	7,180
Redeemable preferred stock	325	335	335
Other corporate	55,812	58,711	58,711
CLO	13,793	13,652	13,652
ABS	8,890	8,989	8,989
CMBS	2,764	2,758	2,758
RMBS	5,772	5,970	5,970
Trading securities	1,824	2,056	2,056
Total fixed maturity securities	98,282	102,215	102,215
Equity securities
Banks, trust and insurance companies common stock	180	365	365
Industrial, miscellaneous and all other common stock	498	517	517
Nonredeemable preferred stocks	277	288	288
Total equity securities	955	1,170	1,170
Mortgage loans, net of allowances	22,555		22,557
Investment funds	1,392		1,407
Policy loans	312		312
Funds withheld at interest	43,907		43,907
Derivative assets	4,377		4,387
Short-term investments	139		139
Other investments	1,443		1,473
Total investments	$173,362		$177,567

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	December 31,
(In millions, except per share data)	2021	2020
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2021 – $71 and 2020 – $43)	$78	$52
Cash and cash equivalents	1,186	342
Investments in related parties
Equity securities, at fair value	171	—
Investment funds	743	709
Other assets	19	43
Notes receivable from subsidiaries	83	1,393
Intercompany receivable	16	21
Investments in subsidiaries	21,773	18,133
Total assets	$24,069	$20,693
Liabilities and Equity
Liabilities
Long-term debt	$2,964	$1,976
Note payable to subsidiary	158	—
Other liabilities (related party: 2021 – $754 and 2020 – $0)	811	57
Intercompany payable	6	3
Total liabilities	3,939	2,036
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2021 and 2020 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2021 and 2020 – 425.0 shares; issued and outstanding: 2021 – 192.2 and 2020 – 191.5 shares	—	—
Additional paid-in capital	6,667	6,613
Retained earnings	11,033	8,073
Accumulated other comprehensive income	2,430	3,971
Total Athene Holding Ltd. shareholders’ equity	20,130	18,657
Total liabilities and equity	$24,069	$20,693

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income and Comprehensive Income

	Years ended December 31,
(In millions)	2021	2020	2019
Revenue
Net investment income (related party: 2021 – $44, 2020 – $146 and 2019 – $8)	$39	$147	$15
Investment related gains (losses) (related party: 2021 – $0, 2020 – $0 and 2019 – $1)	58	(50)	6
Other revenues	7	—	—
Total revenues	104	97	21
Benefits and Expenses
Operating expenses (related party: 2021 – $13, 2020 – $13 and 2019 – $11)	261	151	142
Total benefits and expenses	261	151	142
Loss before income taxes and equity earnings in subsidiaries	(157)	(54)	(121)
Income tax benefit	(2)	(2)	—
Equity earnings in subsidiaries	4,014	1,593	2,293
Net income available to Athene Holding Ltd. shareholders	3,859	1,541	2,172
Less: Preferred stock dividends	141	95	36
Net income available to Athene Holding Ltd. common shareholders	$3,718	$1,446	$2,136

Net income available to Athene Holding Ltd. shareholders	$3,859	$1,541	$2,172
Other comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	(1,541)	1,696	2,787
Comprehensive income attributable to Athene Holding Ltd. shareholders	$2,318	$3,237	$4,959

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Years ended December 31,
(In millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$203	$(145)	$(106)
Cash flows from investing activities
Capital contributions to subsidiary	(330)	(920)	(70)
Receipts on loans to subsidiaries	348	50	—
Issuances of loans to subsidiaries	(244)	(237)	—
Sales, maturities and repayments of:
Available-for-sale securities	2	17	4
Investment funds – related party	—	—	1
Purchases of:
Available-for-sale securities	(30)	(3)	(16)
Equity securities – related party	(170)	—	—
Investment funds – related party	(6)	(455)	(20)
Other investing activities, net	66	(51)	27
Net cash used in investing activities	(364)	(1,599)	(74)
Cash flows from financing activities
Issuance of common stock	11	351	—
Proceeds from long-term debt	997	992	—
Proceeds from note payable with subsidiary	238	740	108
Repayment of note payable with subsidiary	(80)	(778)	(174)
Issuance of preferred stock, net of expenses	—	1,140	1,172
Preferred stock dividends	(141)	(95)	(36)
Repurchase of common stock	(8)	(428)	(832)
Other financing activities, net	(12)	(7)	1
Net cash provided by financing activities	1,005	1,915	239
Net increase in cash and cash equivalents	844	171	59
Cash and cash equivalents at beginning of year	342	171	112
Cash and cash equivalents at end of year	$1,186	$342	$171

Supplementary information
Cash paid for interest	$98	$61	$46
Non-cash transactions
Issuance of loan to subsidiary in exchange for Class A common shares and capital distribution	—	1,206	—
Investment interests received in exchange for extinguishment of loan from subsidiary	1,206	—	—

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

The unsecured revolving note receivable from AUSA has a borrowing capacity of $250 million and had an outstanding balance of $83 million and $187 million as of December 31, 2021 and 2020, respectively. Interest accrues at a fixed rate of 2.61% per year, and the balance is due on September 30, 2025, or earlier at AHL’s request.

The unsecured revolving note receivable from ALRe has a borrowing capacity of $2,000 million and had no outstanding balance as of December 31, 2021 and 2020. Interest accrues at a fixed rate of 2.29% and has a maturity date of December 15, 2028, or earlier at AHL’s request. Additionally, AHL had an unsecured note receivable from ALRe, which was settled in December 2021. The unsecured note receivable had an outstanding balance of $1,206 million as of December 31, 2020.

The unsecured revolving note receivable from ALReI has a borrowing capacity of $100 million and had no outstanding balance as of December 31, 2021 and 2020. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 5, 2024, or earlier at AHL’s request.

Unsecured Revolving Note Payable—In addition to the unsecured revolving notes receivable described above, AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $2,000 million with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2021 and 2020, the revolving note payable had an outstanding balance of $158 million and $0 million, respectively.

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

4. Dividends, Return of Capital and Capital Contributions

During the years ended December 31, 2021, 2020 and 2019, AHL received $1,048 million, $0 million and $3 million, respectively, of dividends from subsidiaries. During the years ended December 31, 2021, 2020 and 2019, AHL contributed $330 million, $920 million and $70 million, respectively, to subsidiaries. See Note 13 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

5. Income Taxes

AHL is a tax resident of the United Kingdom (UK). See Note 12 – Income Taxes to the consolidated financial statements for additional information on UK income taxes.

ATHENE HOLDING LTD.
Schedule III — Supplementary Insurance Information

(In millions)	DAC, DSI and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits	Premiums	Net investment income	Benefits, claims, losses and settlement expenses[2]	Amortization of DAC and VOBA	Policy and other operating expenses
2021
Retirement Services	$5,362	$198,813	$138	$14,262	$6,025	$20,401	$632	$841
Corporate and other	—	—	—	—	1,152	—	—	260
Total	$5,362	$198,813	$138	$14,262	$7,177	$20,401	$632	$1,101

2020
Retirement Services	$4,906	$173,824	$130	$5,963	$4,619	$11,182	$521	$705
Corporate and other	—	—	—	—	266	—	—	150
Total	$4,906	$173,824	$130	$5,963	$4,885	$11,182	$521	$855

2019
Retirement Services	$5,008	$126,075	$138	$6,382	$4,479	$12,254	$958	$599
Corporate and other	—	—	—	—	117	—	—	145
Total	$5,008	$126,075	$138	$6,382	$4,596	$12,254	$958	$744

[1] Represents interest sensitive contract liabilities and future policy benefits on the consolidated balance sheets.
[2] Represents interest sensitive contract benefits, amortization of deferred sales inducements, future policy and other policy benefits, and dividends to policyholders on the consolidated statements of income.

ATHENE HOLDING LTD.
Schedule IV — Reinsurance

(In millions, except for percentages)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2021
Life insurance in force at end of year	$26,858	$30,949	$5,518	$1,427	386.7%
Premiums	13,989	115	388	14,262	2.7%
Year ended December 31, 2020
Life insurance in force at end of year	29,527	35,088	6,863	1,302	527.1%
Premiums	5,691	141	413	5,963	6.9%
Year ended December 31, 2019
Life insurance in force at end of year	33,221	39,145	7,317	1,393	525.3%
Premiums	5,449	159	1,092	6,382	17.1%

ATHENE HOLDING LTD.
Schedule V — Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2021
Valuation allowance on deferred tax assets	$74	$12	$—	$(20)	$66
Year ended December 31, 2020
Valuation allowance on deferred tax assets	63	11	—	—	74
Year ended December 31, 2019
Valuation allowance on deferred tax assets	52	31	—	(20)	63

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated March 8, 2021, by and among Athene Holding Ltd., Apollo Global Management, Inc., Tango Holdings, Inc. Blue Merger Sub, Ltd. and Green Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K on March 8, 2021).

3.1	Certificate of Incorporation of Athene Holding Ltd. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on May 9, 2016).
3.2.1	Memorandum of Association of Athene Holding Ltd. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on May 9, 2016).
3.2.2	Form of Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.2.1 to the Form S-1 filed on November 10, 2016).
3.3	Fourteenth Amended and Restated Bye-laws of Athene Holding Ltd., effective January 1, 2022 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on January 3, 2022).
4.1	Form of Athene Holding Ltd. Class A common share certificate (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on November 10, 2016).
4.2.1
Indenture for Debt Securities, dated as of January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2018).

4.2.2
First Supplemental Indenture, dated January 12, 2018, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on January 12, 2018).

4.2.3
Second Supplemental Indenture, dated April 3, 2020, between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 6, 2020).

4.2.4
Third Supplemental Indenture, dated October 8, 2020, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 8, 2020).

4.2.5
Fourth Supplemental Indenture, dated May 25, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 25, 2021).

4.2.6
Fifth Supplemental Indenture, dated December 13, 2021, by and between Athene Holding Ltd. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 13, 2021).

4.3.1
Certificate of Designations of 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.3.2
Form of Share Certificate evidencing 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.3.3
Deposit Agreement, dated June 10, 2019, between Athene Holding Ltd. and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 10, 2019 dated June 5, 2019).

4.3.4	Form of Depositary Receipt (included in Exhibit 4.3.3).
4.4.1	Certificate of Designations of 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 19, 2019).
4.4.2	Form of Share Certificate evidencing 5.625% Fixed Rate Perpetual Non-Cumulative Preference Shares, Series B (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 19, 2019).
4.4.3
Deposit Agreement, dated September 19, 2019, between Athene Holding Ltd. and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 19, 2019).

4.4.4	Form of Depositary Receipt (included in Exhibit 4.4.3).
4.5.1	Certificate of Designations of 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series C (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 11, 2020).
4.5.2	Form of Share Certificate evidencing 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series C (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 11, 2020).
4.5.3
Deposit Agreement, dated June 11, 2020, between the Company and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on June 11, 2020).

4.5.4	Form of Depositary Receipt (included in Exhibit 4.5.3).
4.6.1	Certificate of Designations of 4.875% Fixed-Rate Perpetual Non-Cumulative Preference Shares, Series D (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 18, 2020).
4.6.2	Form of Share Certificate evidencing 4.875% Fixed-Rate Perpetual Non-Cumulative Preference Share, Series D (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 18, 2020).
4.6.3
Deposit Agreement, dated December 18, 2020, between the Company and Computershare Inc. and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 18, 2020).

4.6.4	Form of Depositary Receipt (included in Exhibit 4.6.3).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Form S-3ASR filed on March 17, 2020).
4.8	Description of Securities (incorporated by reference to Exhibit 4.10 to the Form 10-K filed February 19, 2021).

Exhibit No.	Description
10.1.1
Credit Agreement, dated as of December 3, 2019, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as Borrowers, the lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 3, 2019).

10.1.2
First Amendment and Consent to Credit Agreement, dated December 17, 2021, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation and Athene Annuity Re Ltd., as Borrowers, the lenders from time to time party thereto, and Citibank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1.1 to the Form 8-K filed on December 21, 2021).

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

10.6.2
First Amendment to Amended and Restated Coinsurance and Assumption Agreement, effective as of September 1, 2020, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (incorporated by reference to Exhibit 10.6.2 to the Form 10-K filed on February 19, 2021).

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

10.10.1†	Employment Agreement, dated as of February 27, 2013, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.15.1 to the Form S-1 filed on October 25, 2016).
10.10.2†	Employment Agreement, dated as of September 7, 2015, between Athene Holding Ltd. and William J. Wheeler (incorporated by reference to Exhibit 10.15.2 to the Form S-1 filed on October 25, 2016).
10.10.3†	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to the Form S-1 filed on October 25, 2016).
10.11.1†	Athene Holding Ltd. 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.3 to the Form S-1 filed on October 25, 2016).
10.11.2†	Amendment No. 1 to 2014 Share Incentive Plan (incorporated by reference to Exhibit 10.16.4 to the Form S-1 filed on October 25, 2016).
10.11.3†	Athene Holding Ltd. 2016 Share Incentive Plan (incorporated by reference to Exhibit 10.16.5 to the Form S-1 filed on October 25, 2016).
10.11.4†	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).
10.12.1†
Form of 2016 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.26.2 to the Form 10-K filed on February 26, 2018).

10.12.2†
Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.3 to the Form 10-K filed on February 20, 2020).

10.12.3†	Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q filed on May 10, 2021).
10.13.1†
Form of 2014 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Form S-1 filed on October 25, 2016).

10.13.2†
Form of 2016 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.27.2 to the Form 10-K filed on February 26, 2018).

Exhibit No.	Description
10.13.3†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to the Form 10-K filed on February 20, 2020).

10.13.4†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2.2 to the Form 10-Q filed on May 10, 2021).

10.14.1†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.24.3 to the Form 10-K filed on February 20, 2020).

10.14.2†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2.3 to the Form 10-Q filed on May 10, 2021).

10.15.1†	Form of 2016 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.31 to the Form 10-K filed on February 26, 2018).
10.15.2†	Form of 2019 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.26.2 to the Form 10-K filed on February 20, 2020).
10.15.3†	Form of 2019 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2.5 to the Form 10-Q filed on May 10, 2021).
10.16.1†
Form of 2016 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.32 to the Form 10-K filed on February 26, 2018).

10.16.2†
Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.27.2 to the Form 10-K filed on February 20, 2020).

10.16.3†
Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2.4 to the Form 10-Q filed on May 10, 2021).

10.17†	Form of Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.2.6 to the Form 10-Q filed on May 10, 2021).
10.18†	Form of Director Retention Letter (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 5, 2019).
10.19.1
Second Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.1 to the Form 10-K filed on February 20, 2020).

10.19.2
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

10.19.3
Third Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.3 to the Form 10-K filed on February 20, 2020).

10.20.1	Cooperation Agreement, dated as of January 1, 2018, between AGER Bermuda Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2018).
10.20.2
Amendment No. 1 to the Cooperation Agreement, dated as of January 7, 2020, between Athora Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.31.2 to the Form 10-K filed on February 20, 2020).

10.21.1
Reinsurance agreement (FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 3, 2018).

10.21.2
First Amendment to Reinsurance Agreement (FA Business), effective as of July 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.32.2 to the Form 10-K filed on February 20, 2020).

10.22.1
Modified coinsurance agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 3, 2018).

10.22.2
First Amendment to Modified Coinsurance Agreement (Separate Account FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.33.2 to the form 10-K filed on February 20, 2020).

10.23
Modified coinsurance agreement (FA Business), effective as of December 31, 2019, between Athene Annuity Re Ltd. and Venerable Insurance and Annuity Company (incorporated by reference to Exhibit 10.34 to the form 10-K filed on February 20, 2020).

10.24	Amended and Restated Master Framework Agreement, dated as of December 31, 2021, by and between Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Life Re Ltd.
10.25
Amended and Restated Shareholders Agreement, dated as of December 31, 2021, by and among Athene Co-Invest Reinsurance Affiliate Holding Ltd., Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P., Athene Life Re Ltd. and Athene Asset L.P.

10.26
Shareholders Agreement, dated as of February 28, 2020, among Athene Holding Ltd. and each person identified on the signature pages thereto as an Apollo Shareholder (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 8 2020).

Exhibit No.	Description
10.27.1
Coinsurance Agreement, dated as of June 18, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2020).

10.27.2
Amendment No. 1 to Coinsurance Agreement, dated September 30, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2020).

10.28†	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2020).
10.29†	Letter Agreement, dated as of February 18, 2022, between Athene Holding Ltd. and William J. Wheeler.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP regarding Athene Holding Ltd. financial statements.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: February 25, 2022	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Belardi, Martin P. Klein and Sarah J. VanBeck as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	February 25, 2022
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Executive Vice President and Chief Financial Officer	February 25, 2022
Martin P. Klein	(Principal Financial Officer)

/s/ Sarah J. VanBeck	Senior Vice President and Corporate Controller	February 25, 2022
Sarah J. VanBeck	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 25, 2022
Marc Beilinson

/s/ Robert Borden	Director	February 25, 2022
Robert Borden

/s/ Mitra Hormozi	Director	February 25, 2022
Mitra Hormozi

/s/ Scott Kleinman	Director	February 25, 2022
Scott Kleinman

/s/ Brian Leach	Director	February 25, 2022
Brian Leach

/s/ Gernot Lohr	Director	February 25, 2022
Gernot Lohr

/s/ H. Carl McCall	Director	February 25, 2022
H. Carl McCall

Signatures	Title	Date

/s/ Matthew R. Michelini	Director	February 25, 2022
Matthew R. Michelini

/s/ Dr. Manfred Puffer	Director	February 25, 2022
Dr. Manfred Puffer

/s/ Marc Rowan	Director	February 25, 2022
Marc Rowan

/s/ Lawrence J. Ruisi	Director	February 25, 2022
Lawrence J. Ruisi

/s/ Lynn Swann	Director	February 25, 2022
Lynn Swann

/s/ Hope Schefler Taitz	Director	February 25, 2022
Hope Schefler Taitz

/s/ Arthur Wrubel	Director	February 25, 2022
Arthur Wrubel

/s/ Fehmi Zeko	Director	February 25, 2022
Fehmi Zeko