Form 10-Q
period 2022-03-31
Athene Holding Ltd
filed 2022-05-10
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2022, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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
•the termination by Apollo Global Management, Inc. (AGM) or any of its subsidiaries (collectively, AGM together with its subsidiaries, Apollo) of its investment management agreements with us and certain limitations on our ability to terminate such arrangements;
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

•the failure of third-party ACRA investors to fund their capital commitment obligations; and
•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2021 Annual Report and those discussed elsewhere in this report and in our 2021 Annual Report.

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
Apollo Group
(1) AGM and AGM’s subsidiaries, including AAM, (2) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by clause (1), (3) BRH Holdings GP, Ltd. and each of its shareholders, (4) any executive officer or employee of AGM or AGM’s subsidiaries, and (5) any affiliate of a person described in clauses (1), (2), (3) or (4) above; provided none of AHL or its subsidiaries (other than ACRA HoldCo and ACRA HoldCo’s subsidiaries) will be deemed to be a member of the Apollo Group

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
RLI	ReliaStar Life Insurance Company
Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels/Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated
IMA	Investment management agreement

Term or Acronym	Definition
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension group annuity benefit payments
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income (loss) with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2022 – $104,222 and 2021 – $96,458; allowance for credit losses: 2022 – $468 and 2021 – $123)	$96,899	$100,159
Trading securities, at fair value	1,852	2,056
Equity securities (portion at fair value: 2022 – $754 and 2021 – $1,170)	1,154	1,170
Mortgage loans (allowance for credit losses: 2021 – $154; portion at fair value: 2022 – $23,696 and 2021 – $17)	23,696	20,748
Investment funds (portion at fair value: 2022 – $180 and 2021 – $183)	1,243	1,178
Policy loans	296	312
Funds withheld at interest (portion at fair value: 2022 – $(1,882) and 2021 – $782)	41,173	43,907
Derivative assets	3,668	4,387
Short-term investments (portion at fair value: 2022 – $149 and 2021 – $139)	175	139
Other investments (portion at fair value: 2022 – $150 and 2021 – $130)	1,214	1,473
Total investments	171,370	175,529
Cash and cash equivalents	8,523	9,479
Restricted cash	834	796
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2022 – $8,429 and 2021 – $10,401; allowance for credit losses: 2022 – $20 and 2021 – $0)	8,324	10,402
Trading securities, at fair value	262	1,781
Equity securities, at fair value	166	284
Mortgage loans (allowance for credit losses: 2021 – $5; portion at fair value: 2022 – $1,456 and 2021 – $0)	1,456	1,360
Investment funds (portion at fair value: 2022 – $814 and 2021 – $2,958)	3,088	7,391
Funds withheld at interest (portion at fair value: 2022 – $(570) and 2021 – $578)	11,431	12,207
Short-term investments, at fair value	53	—
Other investments	255	222
Accrued investment income (related party: 2022 – $44 and 2021 – $54)	885	962
Reinsurance recoverable (portion at fair value: 2022 – $1,814 and 2021 – $1,991)	4,648	4,594
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,713	5,362
Goodwill	4,181	—
Other assets (related party: 2022 – $81 and 2021 – $0)	7,094	1,257
Assets of consolidated variable interest entities
Investments
Mortgage loans (related party: 2022 – $224 and 2021 – $231; allowance for credit losses: 2021 – $78; portion at fair value: 2022 – $1,880 and 2021 – $0)	1,880	2,040
Investment funds (related party: 2022 – $2,856 and 2021 – $1,068; portion at fair value: 2022 – $12,779 and 2021 – $1,297)	13,568	1,297
Other investments, at fair value	2,567	—
Cash and cash equivalents	521	154
Other assets	315	32
Total assets	$246,134	$235,149

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions, except per share data)	March 31, 2022	December 31, 2021
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2022 – $13,023 and 2021 – $12,948; portion at fair value: 2022 – $7,800 and 2021 – $16,142)	$164,369	$156,325
Future policy benefits (related party: 2022 – $2,041 and 2021 – $1,853; portion at fair value: 2022 – $2,082 and 2021 – $2,262)	48,093	42,488
Long-term debt	3,287	2,964
Derivative liabilities	631	472
Payables for collateral on derivatives and securities to repurchase	7,071	7,044
Other liabilities (related party: 2022 – $225 and 2021 – $936)	2,190	3,214
Liabilities of consolidated variable interest entities
Debt (portion at fair value: 2022 – $4,067 and 2021 – $317)	5,905	430
Other liabilities	896	31
Total liabilities	232,442	212,968
Commitments and Contingencies (Note 10)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2022 and 2021 – 425.0 shares; issued and outstanding: 2022 – 203.8 and 2021 – 192.2 shares	—	—
Additional paid-in capital	17,555	6,667
Retained earnings (accumulated deficit)	(1,732)	11,033
Accumulated other comprehensive income (loss) (related party: 2022 – $(62) and 2021 – $33)	(4,674)	2,430
Total Athene Holding Ltd. shareholders’ equity	11,149	20,130
Noncontrolling interests	2,543	2,051
Total equity	13,692	22,181
Total liabilities and equity	$246,134	$235,149

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenues
Premiums (related party of $71 and $79 for the three months ended March 31, 2022 and 2021, respectively)	$2,110	$3,011
Product charges (related party of $10 and $11 for the three months ended March 31, 2022 and 2021, respectively)	166	150
Net investment income (related party investment income of $501 and $596 for the three months ended March 31, 2022 and 2021, respectively; and related party investment expense of $186 and $144 for the three months ended March 31, 2022 and 2021, respectively)	1,683	1,669
Investment related gains (losses) (related party of $(604) and $(139) for the three months ended March 31, 2022 and 2021, respectively)	(4,200)	(422)
Other revenues	(3)	14
Revenues of consolidated variable interest entities
Net investment income	17	35
Investment related gains (losses)	(42)	(66)
Total revenues	(269)	4,391
Benefits and expenses
Interest sensitive contract benefits (related party of $(11) and $76 for the three months ended March 31, 2022 and 2021, respectively)	(41)	394
Amortization of deferred sales inducements	—	84
Future policy and other policy benefits (related party of $63 and $89 for the three months ended March 31, 2022 and 2021, respectively)	2,085	3,317
Amortization of deferred acquisition costs and value of business acquired	125	164
Policy and other operating expenses (related party of $57 and $12 for the three months ended March 31, 2022 and 2021, respectively)	335	293
Total benefits and expenses	2,504	4,252
Income (loss) before income taxes	(2,773)	139
Income tax expense (benefit)	(407)	62
Net income (loss)	(2,366)	77
Less: Net loss attributable to noncontrolling interests	(883)	(537)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(1,483)	614
Less: Preferred stock dividends	35	36
Net income (loss) available to Athene Holding Ltd. common shareholder	$(1,518)	$578

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income (loss)	$(2,366)	$77
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(6,430)	(2,591)
Unrealized gains (losses) on hedging instruments	(129)	(31)
Foreign currency translation and other adjustments	4	—
Other comprehensive loss, before tax	(6,555)	(2,622)
Income tax benefit related to other comprehensive loss	(1,170)	(496)
Other comprehensive loss	(5,385)	(2,126)
Comprehensive loss	(7,751)	(2,049)
Less: Comprehensive loss attributable to noncontrolling interests	(1,594)	(713)
Comprehensive loss attributable to Athene Holding Ltd. shareholders	$(6,157)	$(1,336)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Successor
	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(1,483)	—	(1,483)	(883)	(2,366)
Other comprehensive loss	—	—	—	—	(4,674)	(4,674)	(711)	(5,385)
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	311	311
Consolidation of variable interest entities	—	—	—	—	—	—	1,634	1,634
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at March 31, 2022	$—	$—	$17,555	$(1,732)	$(4,674)	$11,149	$2,543	$13,692

	Predecessor
	Three months ended
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income	—	—	—	614	—	614	(537)	77
Other comprehensive loss	—	—	—	—	(1,950)	(1,950)	(176)	(2,126)
Issuance of common shares, net of expenses	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	9	—	—	9	—	9
Retirement or repurchase of shares	—	—	—	(4)	—	(4)	—	(4)
Preferred stock dividends	—	—	—	(36)	—	(36)	—	(36)
Contributions from noncontrolling interests	—	—	—	—	—	—	235	235
Consolidation of variable interest entities	—	—	—	—	—	—	40	40
Balance at March 31, 2021	$—	$—	$6,623	$8,647	$2,021	$17,291	$1,045	$18,336

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities
Net income (loss)	$(2,366)	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	125	164
Amortization of deferred sales inducements	—	84
Net amortization (accretion) of net investment premiums, discounts and other	73	(49)
Net investment (income) loss (related party: 2022 – $(199) and 2021 – $(416))	(238)	(381)
Net recognized (gains) losses on investments and derivatives (related party: 2022 – $101 and 2021 – $(77))	1,813	(651)
Policy acquisition costs deferred	(214)	(143)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2022 – $10 and 2021 – $(23))	77	(63)
Interest sensitive contract liabilities (related party: 2022 – $(21) and 2021 – $64)	(480)	(34)
Future policy benefits and reinsurance recoverable (related party: 2022 – $34 and 2021 – $59)	(266)	1,245
Funds withheld assets (related party: 2022 – $475 and 2021 – $153)	2,365	1,278
Other assets and liabilities	(734)	99
Net cash provided by operating activities	155	1,626
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2022 – $913 and 2021 – $350)	9,264	3,431
Trading securities (related party: 2022 – $51 and 2021 – $7)	77	18
Equity securities	87	38
Mortgage loans (related party: 2022 – $28 and 2021 – $0)	985	325
Investment funds (related party: 2022 – $351 and 2021 – $155)	427	173
Derivative instruments and other invested assets (related party: 2022 – $44 and 2021 – $0)	1,179	915
Short-term investments (related party: 2022 – $0 and 2021 – $98)	59	330
Purchases of:
Available-for-sale securities (related party: 2022 – $(1,055) and 2021 – $(767))	(11,100)	(8,275)
Trading securities (related party: 2022 – $(143) and 2021 – $(120))	(173)	(149)
Equity securities (related party: 2022 – $(13) and 2021 – $(35))	(59)	(48)
Mortgage loans (related party: 2022 – $(167) and 2021 – $(42))	(4,258)	(1,786)
Investment funds (related party: 2022 – $(1,833) and 2021 – $(429))	(1,956)	(467)
Derivative instruments and other invested assets (related party: 2022 – $(77) and 2021 – $0)	(736)	(1,613)
Short-term investments (related party: 2022 – $(33) and 2021 – $(100))	(129)	(232)
Consolidation of new variable interest entities	393	—
Other investing activities, net	(225)	457
Net cash used in investing activities	(6,165)	(6,883)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from financing activities
Issuance of common stock	$—	$1
Deposits on investment-type policies and contracts (related party: 2022 – $18 and 2021 – $26)	8,342	5,162
Withdrawals on investment-type policies and contracts (related party: 2022 – $(88) and 2021 – $(100))	(2,245)	(1,684)
Payments for coinsurance agreements on investment-type contracts, net	(13)	(8)
Capital contributions from noncontrolling interests	311	235
Capital distributions to noncontrolling interests	—	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	27	151
Preferred stock dividends	(35)	(36)
Common stock dividends	(938)	—
Repurchase of common stock	—	(4)
Other financing activities, net	14	(29)
Net cash provided by financing activities	5,463	3,788
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net decrease in cash and cash equivalents	(551)	(1,469)
Cash and cash equivalents at beginning of year[1]	10,429	8,442
Cash and cash equivalents at end of period[1]	$9,878	$6,973

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $72 and 2021 – $102)	$563	$214
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $375 and 2021 – $408)	1,774	1,925
Investments received from settlements on reinsurance agreements	—	54
Investments received from pension group annuity premiums	1,759	1,723
Assets contributed to consolidated VIEs	—	169
Distributions to parent	2,145	—

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.
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

In addition, we consolidate certain variable interest entities (VIEs) for which we have determined we are the primary beneficiary. See Note 5 – Variable Interest Entities for further information on VIEs.

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

For entities that are consolidated, but not wholly owned, we allocate a portion of the income or loss and corresponding equity to the owners other than us. We include the aggregate of the income or loss and corresponding equity that is not owned by us in noncontrolling interests in the condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements, but does not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Merger – On January 1, 2022, we completed our merger with Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo) and are now a direct wholly owned subsidiary of AGM. We have elected pushdown accounting in which we use AGM’s basis of accounting, which reflects the fair market value of our assets and liabilities at the time of the merger, unless otherwise prescribed by GAAP. Our condensed consolidated financial statements are presented as Predecessor for the periods prior to the merger and Successor for subsequent periods. We, along with certain of our non-US subsidiaries, are Bermuda exempted companies that have historically not been subject to US corporate income taxes on earnings. Due to the merger, our non-US earnings will generally be subject to US corporate income taxes. See Note 2 – Business Combination for further information on the merger.

Segments—We operate our core business strategies out of one reportable segment. As a wholly owned subsidiary of AGM, we no longer report certain other operations in a corporate and other segment.

Significant Accounting Policies

Mortgage loans—Effective January 1, 2022, we elected the fair value option on our mortgage loan portfolio. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest, or the loan is 90 days past due unless guaranteed by US government-sponsored agencies. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of income (loss).

Derivative Instruments

Embedded Derivatives – We issue and reinsure products, primarily indexed annuity products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the condensed consolidated statements of income (loss). Embedded derivatives are carried on the condensed consolidated balance sheets at fair value in the same line item as the host contract.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior assumptions including lapses and the use of benefit riders. The embedded derivative cash flows are discounted using a rate that reflects our own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date. Changes in the fair value of embedded derivatives associated with fixed indexed annuities, index-linked variable annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the condensed consolidated statements of income (loss).

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. We have determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld at interest and funds withheld liability on the condensed consolidated balance sheets for assumed and ceded agreements, respectively. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the condensed consolidated statements of income (loss). Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the condensed consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the condensed consolidated statements of cash flows.

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

We are required to consolidate a VIE if we are the primary beneficiary, defined as the variable interest holder with both the power to direct the activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. We determine whether we are the primary beneficiary of an entity based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and our relative exposure to the related risks of the VIE. Since affiliates of AGM, a related party under common control, are the decision makers in certain of the investment funds and securitization vehicles, we and a member of our related party group may together have the characteristics of the primary beneficiary in a VIE. In this situation, we have concluded we must consolidate the VIE when we have significant economic exposure to the entity. We reassess the VIE and primary beneficiary determinations on an ongoing basis.

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements – Costs related directly to the successful acquisition of new, or renewal of, insurance or investment contracts are deferred to the extent they are recoverable from future premiums or gross profits. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs (DAC), deferred sales inducements (DSI) and value of business acquired (VOBA) on the condensed consolidated balance sheets. We perform periodic tests, including at issuance, to determine if the deferred costs are recoverable. If we determine that the deferred costs are not recoverable, we record a cumulative charge to the current period.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Value of Business Acquired – We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities and through application of pushdown accounting. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions consistent with our policies for future policy benefits and interest sensitive contract liabilities. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated balance sheets as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated balance sheets. We perform periodic tests to determine if the VOBA remains recoverable. If we determine that VOBA is not recoverable, we record a cumulative charge to the current period.

In connection with the application of pushdown accounting, we changed our VOBA amortization method such that all VOBA and negative VOBA balances are amortized in relation to applicable policyholder liabilities. VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions that impact VOBA and negative VOBA amortization are consistent with those that impact the measurement of policyholder liabilities. See Note 7 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further information.

Recognition of Revenues and Related Expenses—Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within fixed indexed annuity contracts is included in interest sensitive contract benefits on the condensed consolidated statements of income (loss).

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, such as immediate annuities with life contingencies (which includes pension group annuities), a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the condensed consolidated balance sheets and amortized into income in relation to applicable policyholder liabilities through future policy and other policy benefits on the condensed consolidated statements of income (loss).

All insurance related revenue is reported net of reinsurance ceded.

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
•The update requires certain contract features meeting the definition of market risk benefits to be measured at fair value. Among the features included in this definition are GLWB and GMDB riders attached to our annuity products. The change in fair value of the market risk benefits is to be recognized in net income, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in other comprehensive income.
•The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

We are required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Business Combination

At the closing of the merger with AGM, each issued and outstanding AHL Class A common share (other than shares held by Apollo, the Apollo Operating Group (AOG) or the respective direct or indirect wholly owned subsidiaries of Athene or the AOG) was converted automatically into 1.149 shares of AGM common shares and any cash paid in lieu of fractional AGM common shares. In connection with the merger, AGM issued to AHL Class A common shareholders 158.2 million AGM common shares in exchange for 137.6 million AHL Class A common shares that were issued and outstanding as of the acquisition date, exclusive of the 54.6 million shares previously held by Apollo immediately before the acquisition date.

The consideration was calculated based on historical AGM’s December 31, 2021 closing share price multiplied by the AGM common shares issued in the share exchange, as well as the fair value of stock-based compensation awards replaced, fair value of warrants converted to AGM common shares and other equity consideration, and effective settlement of pre-existing relationships and other consideration.

The following represents the calculation of consideration:

(In millions, except exchange ratio and share price data)	Consideration
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration	699
Effective settlement of pre-existing relationships	896
Total merger consideration	13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604
Fair value of preferred stock	2,666
Noncontrolling interest	2,276
Total AHL equity value	$22,546

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the calculation of goodwill and fair value amounts recognized:

(In millions)	Fair value and goodwill calculation
Merger consideration	$13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604

Assets
Investments	$175,987
Cash and cash equivalents	9,479
Restricted cash	796
Investment in related parties	33,786
Reinsurance recoverable	4,977
VOBA	4,547
Other assets	5,779
Assets of consolidated variable interest entities	3,635
Estimated fair value of total assets acquired by AGM	238,986
Liabilities
Interest sensitive contract liabilities	160,248
Future policy benefits	47,130
Long-term debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Other liabilities	2,443
Liabilities of consolidated variable interest entities	461
Estimated fair value of total liabilities assumed by AGM	220,621
Identifiable net assets	18,365
Less: Fair value of preferred stock	2,666
Less: Fair value of noncontrolling interests	2,276
Estimated fair value of net assets acquired by AGM, excluding goodwill	13,423
Goodwill attributable to AHL	$4,181

Included within the above are provisional amounts for (1) VOBA, (2) interest sensitive contract liabilities, (3) future policy benefits, and (4) other assets and other liabilities for the portion of our net assets AGM acquired relating to other identifiable intangible assets and deferred taxes, based on the availability of data as of the date the financial statements were available to be issued. Any adjustment to provisional amounts will be made prospectively as data becomes available. The income effects from changes to provisional amounts will be recorded in the period the adjustment is made, as if the adjustment had been recorded on the merger date. We expect to finalize pushdown accounting as soon as practicable but no later than one year from the merger date.

As part of pushdown accounting, we recorded the calculated goodwill based on the amount that our AHL equity value to be held by AGM exceeded the fair value of identifiable net assets less the amounts attributable to fair values of preferred stock and noncontrolling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the merger. The goodwill recorded is not expected to be deductible for tax purposes. We incurred transaction costs of $70 million associated with the merger which were included in policy and other operating expenses on the consolidated statements of income for the year ended December 31, 2021.

We also recorded VOBA and other identifiable intangible assets. Other identifiable intangible assets are included in other assets on the condensed consolidated balance sheets, as follows:

Distribution channels	These assets are valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution channels, less returns for contributory assets.
Trade name	This represents the Athene trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life.
Insurance licenses	Licenses are protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair value (in millions)	Weighted average useful life (in years)
VOBA	$4,547	7
Distribution channels	1,870	18
Trade name	160	20
Insurance licenses	26	Indefinite
Total	$6,603

3. Investments

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	Successor
	March 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,123	$—	$1	$(163)	$2,961
US state, municipal and political subdivisions	1,209	—	—	(117)	1,092
Foreign governments	1,173	(66)	11	(107)	1,011
Corporate	65,935	(55)	34	(5,675)	60,239
CLO	14,282	(18)	3	(239)	14,028
ABS	9,572	(11)	4	(281)	9,284
CMBS	2,883	(6)	14	(144)	2,747
RMBS	6,045	(312)	8	(204)	5,537
Total AFS securities	104,222	(468)	75	(6,930)	96,899
AFS securities – related party
Corporate	948	—	10	(26)	932
CLO	2,776	(3)	2	(43)	2,732
ABS	4,705	(17)	4	(32)	4,660
Total AFS securities – related party	8,429	(20)	16	(101)	8,324
Total AFS securities including related party	$112,651	$(488)	$91	$(7,031)	$105,223

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213
Foreign governments	1,110	—	35	(17)	1,128
Corporate	62,817	—	4,060	(651)	66,226
CLO	13,793	—	44	(185)	13,652
ABS	8,890	(17)	151	(35)	8,989
CMBS	2,764	(3)	56	(59)	2,758
RMBS	5,772	(103)	326	(25)	5,970
Total AFS securities	96,458	(123)	4,808	(984)	100,159
AFS securities – related party
Corporate	842	—	19	(2)	859
CLO	2,573	—	5	(29)	2,549
ABS	6,986	—	61	(53)	6,994
Total AFS securities – related party	10,401	—	85	(84)	10,402
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	Successor
	March 31, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,047	$1,041
Due after one year through five years	9,154	8,734
Due after five years through ten years	18,960	17,605
Due after ten years	42,279	37,923
CLO, ABS, CMBS and RMBS	32,782	31,596
Total AFS securities	104,222	96,899
AFS securities – related party
Due after one year through five years	24	23
Due after five years through ten years	776	752
Due after ten years	148	157
CLO and ABS	7,481	7,392
Total AFS securities – related party	8,429	8,324
Total AFS securities including related party	$112,651	$105,223

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	Successor
	March 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,919	$(163)	$—	$—	$2,919	$(163)
US state, municipal and political subdivisions	1,080	(117)	—	—	1,080	(117)
Foreign governments	951	(107)	—	—	951	(107)
Corporate	59,336	(5,674)	—	—	59,336	(5,674)
CLO	12,066	(214)	—	—	12,066	(214)
ABS	6,098	(247)	—	—	6,098	(247)
CMBS	2,360	(134)	—	—	2,360	(134)
RMBS	3,677	(157)	—	—	3,677	(157)
Total AFS securities	88,487	(6,813)	—	—	88,487	(6,813)
AFS securities – related party
Corporate	775	(26)	—	—	775	(26)
CLO	2,069	(38)	—	—	2,069	(38)
ABS	1,521	(28)	—	—	1,521	(28)
Total AFS securities – related party	4,365	(92)	—	—	4,365	(92)
Total AFS securities including related party	$92,852	$(6,905)	$—	$—	$92,852	$(6,905)

	Predecessor
	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$164	$(8)	$22	$(2)	$186	$(10)
US state, municipal and political subdivisions	122	(2)	1	—	123	(2)
Foreign governments	387	(17)	1	—	388	(17)
Corporate	18,995	(523)	863	(59)	19,858	(582)
CLO	7,685	(124)	1,537	(35)	9,222	(159)
ABS	4,038	(16)	165	(12)	4,203	(28)
CMBS	880	(29)	177	(22)	1,057	(51)
RMBS	437	(9)	274	(5)	711	(14)
Total AFS securities	32,708	(728)	3,040	(135)	35,748	(863)
AFS securities – related party
Corporate	313	(2)	—	—	313	(2)
CLO	1,245	(20)	163	(3)	1,408	(23)
ABS	3,801	(52)	13	(1)	3,814	(53)
Total AFS securities – related party	5,359	(74)	176	(4)	5,535	(78)
Total AFS securities including related party	$38,067	$(802)	$3,216	$(139)	$41,283	$(941)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	Successor
	March 31, 2022
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,329	—
AFS securities – related party	106	—

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since application of pushdown accounting or acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Successor
	Three months ended March 31, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$—	$—	$66
Corporate	—	55	—	—	—	55
CLO	—	18	—	—	—	18
ABS	5	5	—	—	1	11
CMBS	—	6	—	—	—	6
RMBS	306	9	—	(8)	5	312
Total AFS securities	311	159	—	(8)	6	468
AFS securities – related party
CLO	—	3	—	—	—	3
ABS	—	17	—	—	—	17
Total AFS securities – related party	—	20	—	—	—	20
Total AFS securities including related party	$311	$179	$—	$(8)	$6	$488

	Predecessor
	Three months ended March 31, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$2	$—	$(2)	$2	$8
CLO	1	—	—	—	(1)	—
ABS	6	5	—	—	—	11
CMBS	10	2	—	—	2	14
RMBS	80	—	2	(3)	(1)	78
Total AFS securities	103	9	2	(5)	2	111
AFS securities - related party, CLO	1	—	—	(1)	—	—
Total AFS securities including related party	$104	$9	$2	$(6)	$2	$111

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class, including related party, consists of the following:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
AFS securities	$876	$860
Trading securities	63	63
Equity securities	15	4
Mortgage loans	237	178
Investment funds	304	442
Funds withheld at interest	337	206
Other	42	64
Investment revenue	1,874	1,817
Investment expenses	(191)	(148)
Net investment income	$1,683	$1,669

Investment Related Gains (Losses)—Investment related gains (losses) by asset class, including related party, consists of the following:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
AFS securities
Gross realized gains on investment activity	$103	$73
Gross realized losses on investment activity	(410)	(143)
Net realized investment losses on AFS securities	(307)	(70)
Net recognized investment losses on trading securities	(207)	(69)
Net recognized investment gains on equity securities	23	17
Net recognized investment losses on mortgage loans	(796)	—
Derivative losses	(3,041)	(438)
Provision for credit losses	(192)	58
Other gains	320	80
Investment related gains (losses)	$(4,200)	$(422)

Proceeds from sales of AFS securities were $298 million and $892 million for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party, we held as of the respective period end:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Trading securities	$(189)	$(121)
Trading securities – related party	(4)	58
Equity securities	17	9
Equity securities – related party	(5)	6

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	Successor
	March 31, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$1,927	$344	$200	$1,495	$3,966

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	Predecessor
	December 31, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$2,512	$—	$—	$598	$3,110

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,671	$2,536	$—	$—
Corporate	1,264	1,170	2,923	3,208
CLO	263	261	—	—
Total securities pledged under repurchase agreements	$4,198	$3,967	$2,923	$3,208

Reverse Repurchase Agreements—As of March 31, 2022, amounts loaned under reverse repurchase agreements were $26 million, and collateral received was $616 million.

Mortgage Loans, including related party and VIEs—Mortgage loans includes both commercial and residential loans. In connection with the merger, we elected the fair value option on our mortgage loan portfolio. See Note 6 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio:

Successor
(In millions)	March 31, 2022
Commercial mortgage loans	$18,428
Commercial mortgage loans under development	602
Total commercial mortgage loans – unpaid principal balance	19,030
Mark to fair value	(640)
Commercial mortgage loans	18,390
Residential mortgage loans – unpaid principal balance	8,706
Mark to fair value	(64)
Residential mortgage loans	8,642
Mortgage loans	$27,032

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the mortgage loan portfolio based on amortized cost:

Predecessor
(In millions)	December 31, 2021
Commercial mortgage loans	$16,565
Commercial mortgage loans under development	499
Total commercial mortgage loans	17,064
Allowance for credit losses on commercial mortgage loans	(167)
Commercial mortgage loans	16,897
Residential mortgage loans	7,321
Allowance for credit losses on residential mortgage loans	(70)
Residential mortgage loans	7,251
Mortgage loans	$24,148

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except for percentages)	Fair Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,857	26.4%	$4,870	28.8%
Retail	2,086	11.3%	2,022	12.0%
Apartment	5,602	30.5%	4,626	27.4%
Hotels	1,731	9.4%	1,727	10.2%
Industrial	2,320	12.6%	2,336	13.8%
Other commercial	1,794	9.8%	1,316	7.8%
Total commercial mortgage loans	$18,390	100.0%	$16,897	100.0%

US region
East North Central	$1,635	8.9%	$1,697	10.0%
East South Central	453	2.4%	470	2.8%
Middle Atlantic	3,752	20.4%	3,637	21.5%
Mountain	809	4.4%	460	2.7%
New England	1,132	6.1%	453	2.7%
Pacific	3,993	21.7%	3,994	23.6%
South Atlantic	3,008	16.4%	2,817	16.7%
West North Central	288	1.6%	271	1.6%
West South Central	969	5.3%	997	5.9%
Total US region	16,039	87.2%	14,796	87.5%
International region
United Kingdom	1,543	8.4%	1,279	7.6%
Other International[1]	808	4.4%	822	4.9%
Total international region	2,351	12.8%	2,101	12.5%
Total commercial mortgage loans	$18,390	100.0%	$16,897	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	Successor	Predecessor
	March 31, 2022	December 31, 2021
US states
California	30.9%	28.4%
Florida	10.0%	11.4%
New Jersey	5.2%	5.1%
Other[1]	42.9%	43.3%
Total US residential mortgage loan percentage	89.0%	88.2%
International
Ireland	4.9%	6.4%
Other[2]	6.1%	5.4%
Total international residential mortgage loan percentage	11.0%	11.8%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party and consolidated VIEs:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Real estate	$748	60.2%	$662	56.2%
Credit funds	84	6.8%	86	7.3%
Private equity	353	28.4%	343	29.1%
Real assets	58	4.6%	87	7.4%
Total investment funds	1,243	100.0%	1,178	100.0%
Investment funds – related parties
Differentiated investments
Athora Holding Ltd. (Athora)[1]	814	26.4%	743	10.1%
Athene Freedom Holdings LP (Athene Freedom)[1,2]	—	—%	700	9.5%
Catalina Holdings Ltd. (Catalina)[2]	—	—%	441	6.0%
Venerable Holdings, Inc. (Venerable)[1]	230	7.4%	219	3.0%
Other	266	8.6%	459	6.2%
Total differentiated investments	1,310	42.4%	2,562	34.8%
Real estate	520	16.8%	1,187	16.1%
Credit funds	392	12.7%	450	6.1%
Private equity	621	20.1%	751	10.1%
Natural resources	89	2.9%	172	2.3%
Real assets	138	4.5%	157	2.1%
Public equities	18	0.6%	—	—%
Investment in Apollo[1]	—	—%	2,112	28.5%
Total investment funds – related parties	3,088	100.0%	7,391	100.0%
Investment funds owned by consolidated VIEs
Differentiated investments	1,350	9.9%	—	—%
Private equity	981	7.2%	—	—%
Natural resources	256	1.9%	—	—%
Real estate	1,599	11.8%	514	39.6%
Credit funds	8,001	59.0%	748	57.7%
Real assets	1,381	10.2%	35	2.7%
Total investment funds owned by consolidated VIEs	13,568	100.0%	1,297	100.0%
Total investment funds including related party and funds owned by consolidated VIEs	$17,899		$9,866

[1] Our Venerable investment is in its parent company, VA Capital Company LLC (VA Capital). See further discussion on this investment and our investments in Apollo, Athora and Athene Freedom in Note 9 – Related Parties.

[2] Investment is held as a consolidated VIE as of March 31, 2022.

Non-Consolidated Securities and Investment Funds

Fixed maturity securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity at risk within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the securitization entity that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by GAAP, with the related party, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the balance sheets and classified as AFS or trading.

Investment funds – Investment funds include non-fixed income, alternative investments in the form of limited partnerships or similar legal structures.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity securities – We invest in preferred equity securities issued by entities deemed to be VIEs due to insufficient equity at risk within the structure.

Our risk of loss associated with our non-consolidated investments depends on the investment. Investment funds, equity securities and trading securities are limited to the carrying value plus unfunded commitments. AFS securities are limited to amortized cost plus unfunded commitments.

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$1,243	$1,954	$1,178	$1,792
Investment in related parties – investment funds	3,088	5,504	7,391	10,922
Assets of consolidated VIEs – investment funds	13,568	18,514	1,297	1,647
Investment in fixed maturity securities	31,934	34,112	31,769	31,622
Investment in related parties – fixed maturity securities	7,654	7,932	11,324	12,681
Investment in related parties – equity securities	166	166	284	284
Total non-consolidated investments	$57,653	$68,182	$53,243	$58,948

Concentrations—The following represents our investment concentrations in excess of 10% of shareholders’ equity:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Athene Freedom[1]	$3,199	$3,119
AP Tundra Holdings LLC[2]	3,079	N/A
MidCap[1]	2,740	N/A
PK Air[1]	1,466	N/A
SoftBank Vision Fund II	1,170	N/A
AP Aristotle Holdings LLC[2]	1,167	N/A

[1] Includes investments of the consolidated VIE, in which an underlying investment includes single issuers exceeding concentration threshold, and affiliated securities if applicable and attributable to the single issuer. See further discussion of these investments in Note – 9 Related Parties.

[2] Represents a consolidated VIE investment in which an underlying investment includes a single issuer exceeding concentration threshold.
N/A – Not applicable as investment did not meet single issuer concentration threshold for the period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 6 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	Successor			Predecessor
	March 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,629	$350	$74	6,371	$281	$56
Forwards	5,004	172	—	6,395	189	2
Interest rate swaps	3,586	—	334	2,783	—	173
Forwards on net investments	236	—	1	231	—	4
Interest rate swaps	1,995	—	2	500	—	1
Total derivatives designated as hedges		522	411		470	236
Derivatives not designated as hedges
Equity options	58,908	2,675	101	57,890	3,629	115
Futures	27	48	—	33	67	—
Total return swaps	256	8	1	231	10	—
Foreign currency swaps	2,784	98	21	2,592	57	19
Interest rate swaps	1,822	125	2	483	78	1
Credit default swaps	10	—	3	10	—	3
Foreign currency forwards	10,832	192	92	7,382	76	98
Embedded derivatives
Funds withheld including related party		(2,452)	—		1,360	45
Interest sensitive contract liabilities		—	6,704		—	14,907
Total derivatives not designated as hedges		694	6,924		5,277	15,188
Total derivatives		$1,216	$7,335		$5,747	$15,424

Derivatives Designated as Hedges

Cash Flow Hedges – We used foreign currency swaps to convert foreign currency denominated cash flows of investments or liabilities to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Effective January 1, 2022, our cash flow hedges were redesignated to fair value hedges as they no longer qualified for cash flow hedge accounting. The following is a summary of the gains (losses) related to cash flow hedges:

Predecessor
(In millions)	Three months ended March 31, 2021
Foreign currency swaps – Other comprehensive income	$(31)
Foreign currency swaps – Investment related gains (losses)	—

There were no amounts deemed ineffective during the three months ended March 31, 2021.

Fair Value Hedges – We use foreign currency forward contracts, foreign currency swaps, foreign currency interest rate swaps and interest rate swaps that are designated and accounted for as fair value hedges to hedge certain exposures to foreign currency risk and interest rate risk. The foreign currency forward price is agreed upon at the time of the contract and payment is made at a specified future date.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$4,327	$(124)	$4,224	$(136)
Foreign currency swaps	5,249	(119)	—	—
Mortgage loans – Foreign currency forwards	—	—	1,686	(44)
Interest sensitive contract liabilities
Foreign currency swaps	1,067	24	—	—
Foreign currency interest rate swaps	3,574	197	2,773	121
Interest rate swaps	1,995	83	500	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	$127	$(126)	$1	$14	$1
Foreign currency swaps	91	(95)	(4)	—	—
Foreign currency interest rate swaps	(159)	197	38	—	—
Interest rate swaps	(72)	75	3	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	10	(9)	1	—	—

Three months ended March 31, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	$218	$(217)	$1	$—	$—
Foreign currency interest rate swaps	(36)	41	5	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	1	(1)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Foreign currency forwards	$(73)	$—
Foreign currency swaps	(56)	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2022 and 2021, these derivatives had gains of $2 million and losses of $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive loss. As of March 31, 2022 and December 31, 2021, the cumulative foreign currency translations recorded in accumulated other comprehensive income (loss) (AOCI) related to these net investment hedges were gains of $2 million and $1 million, respectively. During the three months ended March 31, 2022 and 2021, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Equity options	$(708)	$502
Futures	(33)	11
Swaps	63	31
Foreign currency forwards	155	(31)
Embedded derivatives on funds withheld	(2,520)	(1,133)
Amounts recognized in investment related gains (losses)	(3,043)	(620)
Embedded derivatives in indexed annuity products[1]	957	335
Total net gains (losses) on derivatives not designated as hedges	$(2,086)	$(285)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2022 (Successor)
Derivative assets	$3,668	$(661)	$(3,105)	$(98)	$—	$(98)
Derivative liabilities	(631)	661	164	194	—	194

December 31, 2021 (Predecessor)
Derivative assets	$4,387	$(430)	$(3,934)	$23	$—	$23
Derivative liabilities	(472)	430	32	(10)	—	(10)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, amounts not subject to master netting or similar agreements were immaterial.

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

5. Variable Interest Entities

As a result of our merger with AGM, we reassessed consolidation conclusions for VIEs. We determined that we are required to consolidate additional Apollo-managed investment funds and certain entities that issue CLOs where Apollo is the collateral manager. Since the criteria for the primary beneficiary are satisfied by our related party group, we are deemed the primary beneficiary. No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in any of the consolidated VIEs.

The following summarizes the income statement activity of the consolidated VIEs:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Mortgage loans	$20	$14
Investment funds	(3)	21
Net investment income	$17	$35

Provision for credit losses	$—	$(66)
Other gains (losses)	(42)	—
Investment related gains (losses)	$(42)	$(66)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the debt of consolidated VIEs as of March 31, 2022:

	Principal balance (in millions)	Weighted average interest rate	Weighted average remaining maturity (in years)
Senior secured notes	$3,282	2.92%	14.3
Subordinated notes[1]	1,663	N/A	N/A
Secured and other borrowings[1]	1,180	N/A	N/A
Total VIE debt	$6,125

[1] The principal outstanding balances of the subordinated notes do not have contractual interest rates or maturities but instead receive distributions from the excess cash flows of the VIEs. Secured and other borrowings do not generally have principal balances, stated rates and maturities and are included at carrying value.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	Successor
	March 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,961	$—	$2,940	$21	$—
US state, municipal and political subdivisions	1,092	—	—	1,092	—
Foreign governments	1,011	—	—	1,009	2
Corporate	60,239	—	—	58,740	1,499
CLO	14,028	—	—	14,023	5
ABS	9,284	—	—	5,501	3,783
CMBS	2,747	—	—	2,737	10
RMBS	5,537	—	—	5,537	—
Total AFS securities	96,899	—	2,940	88,660	5,299
Trading securities
US government and agencies	30	—	27	3	—
US state, municipal and political subdivisions	91	—	—	91	—
Foreign governments	18	—	—	18	—
Corporate	1,375	—	—	1,375	—
CLO	14	—	—	10	4
ABS	137	—	—	92	45
CMBS	77	—	—	77	—
RMBS	110	—	—	69	41
Total trading securities	1,852	—	27	1,735	90
Equity securities	754	—	114	202	438
Mortgage loans	23,696	—	—	—	23,696
Investment funds	180	161	—	—	19
Funds withheld at interest – embedded derivative	(1,882)	—	—	—	(1,882)
Derivative assets	3,668	—	48	3,620	—
Short-term investments	149	—	68	22	59
Other investments	150	—	—	150	—
Cash and cash equivalents	8,523	—	8,523	—	—
Restricted cash	834	—	834	—	—
Investments in related parties
AFS securities
Corporate	932	—	—	171	761
CLO	2,732	—	—	2,400	332
ABS	4,660	—	—	251	4,409
Total AFS securities – related party	8,324	—	—	2,822	5,502
Trading securities
CLO	38	—	—	10	28
ABS	224	—	—	—	224
Total trading securities – related party	262	—	—	10	252
Equity securities	166	—	—	—	166
Mortgage loans	1,456	—	—	—	1,456
Investment funds	814	—	—	—	814
Funds withheld at interest – embedded derivative	(570)	—	—	—	(570)
Short-term investments	53	—	—	—	53
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	March 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Reinsurance recoverable	1,814	—	—	—	1,814
Assets of consolidated VIEs
Mortgage loans	1,880	—	—	—	1,880
Investment funds	12,779	1,875	3	324	10,577
Other investments	2,567	—	—	665	1,902
Cash and cash equivalents	521	—	521	—	—
Total assets measured at fair value	$164,889	$2,036	$13,078	$98,210	$51,565
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$6,704	$—	$—	$—	$6,704
Universal life benefits	1,096	—	—	—	1,096
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,378	—	—	—	1,378
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	704	—	—	—	704
Derivative liabilities	631	—	(3)	631	3
Liabilities of consolidated VIEs – debt	4,067	—	—	422	3,645
Total liabilities measured at fair value	$14,580	$—	$(3)	$1,053	$13,530
					(Concluded)

	Predecessor
	December 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$223	$—	$214	$9	$—
US state, municipal and political subdivisions	1,213	—	—	1,213	—
Foreign governments	1,128	—	—	1,126	2
Corporate	66,226	—	—	64,887	1,339
CLO	13,652	—	—	13,638	14
ABS	8,989	—	—	5,370	3,619
CMBS	2,758	—	—	2,715	43
RMBS	5,970	—	—	5,970	—
Total AFS securities	100,159	—	214	94,928	5,017
Trading securities
US government and agencies	6	—	3	3	—
US state, municipal and political subdivisions	101	—	—	101	—
Foreign governments	19	—	—	19	—
Corporate	1,530	—	—	1,530	—
CLO	11	—	—	6	5
ABS	141	—	—	96	45
CMBS	94	—	—	94	—
RMBS	154	—	—	135	19
Total trading securities	2,056	—	3	1,984	69
Equity securities	1,170	—	86	655	429
Mortgage loans	17	—	—	—	17
Investment funds	183	165	—	—	18
Funds withheld at interest – embedded derivative	782	—	—	—	782
Derivative assets	4,387	—	67	4,320	—
Short-term investments	139	—	49	61	29
Other investments	130	—	—	130	—
					(Continued)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	December 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Cash and cash equivalents	9,479	—	9,479	—	—
Restricted cash	796	—	796	—	—
Investments in related parties
AFS securities
Corporate	859	—	—	189	670
CLO	2,549	—	—	2,347	202
ABS	6,994	—	—	549	6,445
Total AFS securities – related party	10,402	—	—	3,085	7,317
Trading securities
CLO	52	—	—	10	42
ABS	1,729	—	—	—	1,729
Total trading securities – related party	1,781	—	—	10	1,771
Equity securities	284	—	—	—	284
Investment funds	2,958	103	—	—	2,855
Funds withheld at interest – embedded derivative	578	—	—	—	578
Reinsurance recoverable	1,991	—	—	—	1,991
Assets of consolidated VIEs
Investment funds	1,297	—	—	—	1,297
Cash and cash equivalents	154	—	154	—	—
Total assets measured at fair value	$138,743	$268	$10,848	$105,173	$22,454
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,907	$—	$—	$—	$14,907
Universal life benefits	1,235	—	—	—	1,235
Future policy benefits
AmerUs Closed Block	1,520	—	—	—	1,520
ILICO Closed Block and life benefits	742	—	—	—	742
Derivative liabilities	472	—	—	469	3
Funds withheld liability – embedded derivative	45	—	—	45	—
Liabilities of consolidated VIEs – debt	317	—	—	317	—
Total liabilities measured at fair value	$19,238	$—	$—	$831	$18,407
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

Mortgage loans – We estimate fair value on a monthly basis using discounted cash flow analysis and rates being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The discounted cash flow model uses unobservable inputs, including estimates of discount rates and loan prepayments. Mortgage loans are classified as Level 3.

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

Funds withheld at interest embedded derivative – We estimate the fair value of the embedded derivative based on the change in the fair value of the assets supporting the funds withheld payable under modco and funds withheld reinsurance agreements. As a result, the fair value of the embedded derivative is classified as Level 3 based on the valuation methods used for the assets held supporting the reinsurance agreements.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Trading securities	$(207)	$(69)
Mortgage loans	(916)	—
Investment funds	20	(60)
Future policy benefits	142	103
Total gains (losses)	$(961)	$(26)

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Unpaid principal balance	$27,736	$15
Mark to fair value	(704)	2
Fair value	$27,032	$17

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	March 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$127
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(44)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$83

Fair value of commercial mortgage loans 90 days or more past due	$83
Fair value of commercial mortgage loans in non-accrual status	83

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	March 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$864
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(33)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$831

Fair value of residential mortgage loans 90 days or more past due[1]	$831
Fair value of residential mortgage loans in non-accrual status	208

[1] Includes $623 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2021.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Mortgage loans	$(18)	$—

We estimated the portion of gains and losses attributable to changes in instrument-specific credit risk by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. All transfers in and out of Level 3 are based on changes in the availability of pricing sources, as described in the valuation methods above.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Three months ended March 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Balance at January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(19)	140	42	1,499	—	(19)
CLO	14	(1)	2	(10)	—	5	—	2
ABS	3,619	6	(31)	(148)	337	3,783	—	(30)
CMBS	43	—	(17)	—	(16)	10	—	(17)
Trading securities
CLO	5	—	—	4	(5)	4	—	—
ABS	45	(2)	—	2	—	45	—	—
RMBS	19	(3)	—	—	25	41	—	—
Equity securities	429	9	—	—	—	438	—	—
Mortgage loans	21,154	(744)	—	3,286	—	23,696	(741)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(1,882)	—	—	—	(1,882)	—	—
Short-term investments	29	—	—	30	—	59	9	—
Investments in related parties
AFS securities
Corporate	670	(4)	1	94	—	761	—	1
CLO	202	—	—	130	—	332	—	—
ABS	6,445	(17)	(10)	(145)	(1,864)	4,409	—	(10)
Trading securities
CLO	42	(5)	—	1	(10)	28	—	—
ABS	1,729	—	—	(255)	(1,250)	224	—	—
Equity securities	284	(5)	—	—	(113)	166	—	—
Mortgage loans	1,369	(52)	—	139	—	1,456	(52)	—
Investment funds	2,855	24	—	(34)	(2,031)	814	24	—
Funds withheld at interest – embedded derivative	—	(570)	—	—	—	(570)	—	—
Short-term investments	—	—	—	53	—	53	—	—
Reinsurance recoverable	1,991	(177)	—	—	—	1,814	—	—
Assets of consolidated VIEs
Mortgage loans	2,152	(120)	—	(152)	—	1,880	(120)	—
Investment funds	1,297	(5)	—	238	9,047	10,577	(5)	—
Other investments	—	—	—	—	1,902	1,902	—	—
Total Level 3 assets	$45,752	$(3,550)	$(74)	$3,373	$6,064	$51,565	$(884)	$(73)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$957	$—	$(102)	$—	$(6,704)	$—	$—
Universal life benefits	(1,235)	139	—	—	—	(1,096)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	142	—	—	—	(1,378)	—	—
ILICO Closed Block and life benefits	(742)	38	—	—	—	(704)	—	—
Derivative liabilities	(3)	—	—	—	—	(3)	—	—
Liabilities of consolidated VIEs – debt	—	—	—	—	(3,645)	(3,645)	—	—
Total Level 3 liabilities	$(11,059)	$1,276	$—	$(102)	$(3,645)	$(13,530)	$—	$—
[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Three months ended March 31, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$—	$—	$(34)	$—	$—	$—
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	4	21	22	(43)	782	—	21
CLO	208	—	—	(34)	—	174	—	—
ABS	800	3	27	468	(91)	1,207	—	35
CMBS	43	—	5	—	—	48	—	4
Trading securities
CLO	4	—	—	(4)	—	—	—	—
ABS	35	—	—	—	—	35	—	—
RMBS	47	(5)	—	—	17	59	(2)	—
Equity securities	11	3	—	—	—	14	4	—
Mortgage loans	19	—	—	(1)	—	18	—	—
Investment funds	17	—	—	—	—	17	—	—
Funds withheld at interest – embedded derivative	1,944	(1,308)	—	—	—	636	—	—
Short-term investments	2	—	—	—	(2)	—	—	—
Investments in related parties
AFS securities
Corporate	195	—	6	—	—	201	—	6
ABS	4,109	(5)	(27)	115	(61)	4,131	—	(27)
Trading securities
CLO	50	16	—	(3)	(19)	44	25	—
ABS	1,475	35	—	131	—	1,641	37	—
Equity securities	72	8	—	34	—	114	8	—
Investment funds	2,033	(63)	—	—	—	1,970	(63)	—
Funds withheld at interest – embedded derivative	862	(282)	—	—	—	580	—	—
Reinsurance recoverable	2,100	(220)	—	—	—	1,880	—	—
Assets of consolidated VIEs - Investment funds	—	3	—	42	109	154	3	—
Total Level 3 assets	$14,840	$(1,811)	$32	$770	$(124)	$13,707	$12	$39
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$335	$—	$65	$—	$(12,473)	$—	$—
Universal life benefits	(1,308)	200	—	—	—	(1,108)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	103	—	—	—	(1,497)	—	—
ILICO Closed Block and life benefits	(776)	19	—	—	—	(757)	—	—
Derivative liabilities	(4)	(1)	—	—	—	(5)	(1)	—
Total Level 3 liabilities	$(16,561)	$656	$—	$65	$—	$(15,840)	$(1)	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Successor
	Three months ended March 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[2]	Net transfers in (out)
Assets
AFS securities
Corporate	$324	$—	$(168)	$(16)	$140	$43	$(1)	$42
CLO	—	—	—	(10)	(10)	—	—	—
ABS	1,489	—	(1,450)	(187)	(148)	338	(1)	337
CMBS	—	—	—	—	—	—	(16)	(16)
Trading securities
CLO	4	—	—	—	4	—	(5)	(5)
ABS	2	—	—	—	2	—	—	—
RMBS	—	—	—	—	—	30	(5)	25
Mortgage loans	4,091	—	(82)	(723)	3,286	—	—	—
Short-term investments	30	—	—	—	30	—	—	—
Investments in related parties
AFS securities
Corporate	315	—	(217)	(4)	94	—	—	—
CLO	130	—	—	—	130	—	—	—
ABS	374	—	(87)	(432)	(145)	—	(1,864)	(1,864)
Trading securities
CLO	15	—	(1)	(13)	1	—	(10)	(10)
ABS	14	—	(264)	(5)	(255)	—	(1,250)	(1,250)
Equity securities	—	—	—	—	—	—	(113)	(113)
Mortgage loans	146	—	—	(7)	139	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	—	—
Assets of consolidated VIEs
Mortgage loans	—	—	—	(152)	(152)	—	—	—
Investment funds	253	—	(15)	—	238	10,081	(1,034)	9,047
Other investments	—	—	—	—	—	1,902	—	1,902
Total Level 3 assets	$7,240	$—	$(2,318)	$(1,549)	$3,373	$12,394	$(6,330)	$6,064

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(255)	$—	$153	$(102)	$—	$—	$—
Liabilities of consolidated VIEs – debt	—	—	—	—	—	(3,645)	—	(3,645)
Total Level 3 liabilities	$—	$(255)	$—	$153	$(102)	$(3,645)	$—	$(3,645)

[1] Transfers in includes assets and liabilities of consolidated VIEs that we consolidated effective March 31, 2022 ($10,081 million investment funds, $1,902 million other investments, and $3,645 million debt).

[2] Transfers out includes the elimination of investments in related party securities issued by VIEs that we consolidated effective March 31, 2022 ($1,582 million ABS AFS securities, $1,260 million ABS and CLO trading securities, and $113 million equity securities).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Three months ended March 31, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$—	$—	$—	$(34)	$(34)
Corporate	39	—	(9)	(8)	22	76	(119)	(43)
CLO	—	—	—	(34)	(34)	—	—	—
ABS	513	—	—	(45)	468	47	(138)	(91)
Trading securities
CLO	—	—	(4)	—	(4)	—	—	—
RMBS	—	—	—	—	—	20	(3)	17
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	—	—	—	—	—	—	(2)	(2)
Investments in related parties
AFS securities, ABS	873	—	(751)	(7)	115	—	(61)	(61)
Trading securities
CLO	3	—	—	(6)	(3)	6	(25)	(19)
ABS	131	—	—	—	131	—	—	—
Equity securities	35	—	—	(1)	34	—	—	—
Assets of consolidated VIEs – Investment funds	42	—	—	—	42	109	—	109
Total Level 3 assets	$1,636	$—	$(764)	$(102)	$770	$258	$(382)	$(124)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(175)	$—	$240	$65	$—	$—	$—
Total Level 3 liabilities	$—	$(175)	$—	$240	$65	$—	$—	$—

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS and trading securities – We use discounted cash flow models to calculate the fair value for certain fixed maturity securities. The discount rate is a significant unobservable input because the credit spread includes adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. This excludes assets for which fair value is provided by independent broker quotes, but includes assets for which fair value is provided by affiliated quotes.

Mortgage loans – We use discounted cash flow models from independent commercial pricing services to calculate the fair value of our mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities, mortgage loans and the embedded derivatives of fixed indexed annuities:

	Successor
	March 31, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$11,322	Discounted cash flow	Discount rate	1.5%	21.0%	4.7%	[1]	Decrease

Mortgage loans	$27,032	Discounted cash flow	Discount rate	1.4%	15.1%	4.4%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$6,704	Discounted cash flow	Nonperformance risk	0.3%	2.0%	0.9%	[2]	Decrease
			Option budget	0.5%	3.8%	1.8%	[3]	Increase
			Surrender rate	5.3%	10.6%	7.9%	[4]	Decrease

	Predecessor
	December 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$10,167	Discounted cash flow	Discount rate	1.4%	19.4%	5.2%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$14,907	Option budget method	Nonperformance risk	0.1%	1.0%	0.6%	[2]	Decrease
			Option budget	0.4%	3.4%	1.9%	[3]	Increase
			Surrender rate	5.9%	10.7%	8.0%	[4]	Decrease

[1] The discount rate weighted average is calculated based on the relative fair values of the securities or loans.
[2] The nonperformance risk weighted average is based on the projected excess benefits of reserves used in the calculation of the embedded derivative.
[3] The option budget weighted average is calculated based on the indexed account values.
[4] The surrender rate weighted average is calculated based on projected account values.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of March 31, 2022 and December 31, 2021, the carrying amount of the equity securities was $400 million and $0 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	Successor
	March 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$1,063	$1,063	$1,063	$—	$—	$—
Policy loans	296	296	—	—	296	—
Funds withheld at interest	43,055	43,055	—	—	—	43,055
Short-term investments	26	26	—	—	—	26
Other investments	1,064	1,064	—	—	—	1,064
Investments in related parties
Investment funds	2,274	2,274	2,274	—	—	—
Funds withheld at interest	12,001	12,001	—	—	—	12,001
Other investments	255	255	—	—	—	255
Assets of consolidated VIEs – investment funds	789	789	789	—	—	—
Total financial assets not carried at fair value	$60,823	$60,823	$4,126	$—	$296	$56,401

Financial liabilities
Interest sensitive contract liabilities	$114,493	$107,961	$—	$—	$—	$107,961
Long-term debt	3,287	2,931	—	—	2,931	—
Securities to repurchase	3,966	3,966	—	—	3,966	—
Liabilities of consolidated VIEs – debt	1,838	1,838	—	—	—	1,838
Total financial liabilities not carried at fair value	$123,584	$116,696	$—	$—	$6,897	$109,799

	Predecessor
	December 31, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$20,731	$21,138	$—	$—	$—	$21,138
Investment funds	995	995	995	—	—	—
Policy loans	312	312	—	—	312	—
Funds withheld at interest	43,125	43,125	—	—	—	43,125
Other investments	1,343	1,343	—	—	—	1,343
Investments in related parties
Mortgage loans	1,360	1,369	—	—	—	1,369
Investment funds	4,433	4,433	4,433	—	—	—
Funds withheld at interest	11,629	11,629	—	—	—	11,629
Other investments	222	223	—	—	—	223
Assets of consolidated VIEs – mortgage loans	2,040	2,152	—	—	—	2,152
Total financial assets not carried at fair value	$86,190	$86,719	$5,428	$—	$312	$80,979

Financial liabilities
Interest sensitive contract liabilities	$105,293	$108,621	$—	$—	$—	$108,621
Long-term debt	2,964	3,295	—	—	3,295	—
Securities to repurchase	3,110	3,110	—	—	3,110	—
Funds withheld liability	394	394	—	—	394	—
Liabilities of consolidated VIEs – debt	113	113	—	—	—	113
Total financial liabilities not carried at fair value	$111,874	$115,533	$—	$—	$6,799	$108,734

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the condensed consolidated balance sheets; however, in the case of policy loans, short-term investments, funds withheld at interest and liability, securities to repurchase, and debt of consolidated VIEs, the carrying amount approximates fair value.

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

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

	Successor
(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,547	$4,547
Additions	214	77	—	291
Amortization	—	—	(125)	(125)
Balance at March 31, 2022	$214	$77	$4,422	$4,713

	Predecessor
(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	143	54	—	197
Amortization	(98)	(84)	(66)	(248)
Impact of unrealized investment (gains) losses	271	87	90	448
Balance at March 31, 2021	$3,552	$914	$837	$5,303

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022[1]	$362
2023	452
2024	415
2025	380
2026	343
2027	305

[1] Expected amortization for the remainder of 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Equity

Distributions to Parent—In the first quarter of 2022, we distributed our investment in AOG units to AGM. See Note 9 – Related Parties for further information on the investment in AOG units. The AOG distribution resulted in a reduction of additional paid-in capital of $1,916 million and an increase in accumulated deficit of $26 million. In connection with the AOG distribution to AGM, we also issued a stock dividend of 11.6 million shares to the Apollo Group shareholders other than AGM. Additionally, we recorded a reestablishment of the liabilities that were considered effectively settled upon merger of $810 million, as these liabilities were settled during the first quarter of 2022 in the normal course of business as intercompany payables to AGM.

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(6,645)	(97)	268	(129)	4	(6,599)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(38)	(7)	1	—	—	(44)
Less: Income tax expense (benefit)	(1,184)	(16)	56	(26)	—	(1,170)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(676)	(9)	—	(24)	(2)	(711)
Balance at March 31, 2022	$(4,747)	$(65)	$211	$(79)	$6	$(4,674)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance[2]	Unrealized investment gains (losses) on AFS securities with a credit allowance[2]	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$5,352	$(53)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications	(3,384)	32	753	(31)	—	(2,630)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(10)	—	2	—	—	(8)
Less: Income tax expense (benefit)	(653)	6	158	(7)	—	(496)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(177)	2	—	(1)	—	(176)
Balance at March 31, 2021	$2,808	$(29)	$(717)	$(49)	$8	$2,021

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Under our fee agreement with Apollo, which was amended and restated as of March 31, 2022, and effective as of January 1, 2022, we pay Apollo a base management fee of (1) 0.225% per year on a monthly basis equal to the lesser of (A) $103.4 billion, which represents the aggregate fair market value of substantially all of the assets in substantially all of the investment accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value of such assets, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities.

During the three months ended March 31, 2022 and 2021, we incurred management fees, inclusive of the base and sub-allocation fees, of $186 million and $144 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of March 31, 2022 and December 31, 2021, management fees payable were $84 million and $59 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

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

Termination of ACRA investment management agreements (IMA) – Our bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third-party reinsurance, or inorganic transactions, among us or any of our subsidiaries, on the one hand, and Apollo Insurance Solutions Group LP (ISG), on the other hand, we may not, and will not cause our subsidiaries to, terminate any such IMA with Apollo other than at specified termination dates and with relevant board approvals of independent directors and written notice.

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

Prior to our merger with AGM on January 1, 2022, a significant voting interest in the Company was held by shareholders who are members of the Apollo Group. James Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM, and, as Chief Executive Officer of ISG, receives compensation from ISG for services he provides. Mr. Belardi also owns a 5% profit interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Additionally, six of the sixteen members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

Athene Freedom – We have a limited partnership investment in Athene Freedom, for which an Apollo affiliate is the general partner. As of March 31, 2022 and in connection with the reassessment of VIEs resulting from the merger, we consolidated Athene Freedom as a VIE. Athene Freedom indirectly invests in both Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). We own ABS and corporate debt securities issued by Wheels and Donlen of $2,211 million and $2,419 million as of March 31, 2022 and December 31, 2021, respectively, which are held as related party AFS securities on the condensed consolidated balance sheets.

MidCap – As of March 31, 2022 and in connection with the reassessment of VIEs resulting from the merger, we consolidated MidCap as a VIE. We hold multiple investments in MidCap including profit participating notes, senior unsecured notes and redeemable preferred stock, which prior to consolidation, were included in related party AFS or trading securities on the condensed consolidated balance sheets for periods prior to March 31, 2022.

The following summarizes the Predecessor investments in MidCap:

Predecessor
(In millions)	December 31, 2021
Profit participating notes	$635
Senior unsecured notes	158
Redeemable preferred stock	7
Total investment in MidCap	$800

Additionally, we hold ABS and CLO securities issued by MidCap affiliates of $892 million and $897 million as of March 31, 2022 and December 31, 2021, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2022, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes our investments in Athora:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Investment fund	$814	$743
Non-redeemable preferred equity securities	166	171
Total investment in Athora	$980	$914

Additionally, as of March 31, 2022 and December 31, 2021, we had $61 million and $63 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional investments in Athora of $552 million as of March 31, 2022.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $230 million and $219 million as of March 31, 2022 and December 31, 2021, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at the principal balance less allowances and were $255 million and $222 million as of March 31, 2022 and December 31, 2021, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. As of March 31, 2022 and December 31, 2021, we had $823 million and $415 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK Air loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have purchased both senior and subordinated notes of PK Air, which are included in related party AFS or trading securities on the condensed consolidated balance sheets. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings), which is a consolidated VIE investment fund on the condensed consolidated balance sheets. The following summarizes our investments in PK Air notes:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
AFS or trading securities	$1,132	$1,401

We also have commitments to make additional investments in PK Air of $1,252 million as of March 31, 2022.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three months ended March 31, 2022 and 2021, we received capital contributions of $311 million and $235 million, respectively, from ADIP. Additionally, as of March 31, 2022 and December 31, 2021, we had $108 million and $81 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to noncontrolling interest.

Apollo Share Exchange and Related Transactions – On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the Apollo Operating Group (AOG), pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. As of December 31, 2021, the investment in Apollo was $2,112 million, which was included in related party investment funds on the condensed consolidated balance sheets. Subsequent to our merger with AGM, our investment in Apollo was distributed to AGM in the first quarter of 2022.

Apollo Aligned Alternatives, L.P. (AAA) Investment – On April 1, 2022, we contributed certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, AAA is expected to provide us further diversification in alternatives exposure and provide Apollo the potential to raise additional AUM in alternatives. Third-party investors are expected to invest in AAA at a later date.

Also in connection with the AAA investment, on April 1, 2022, we entered into a revolving credit agreement with AAA (AAA Facility), pursuant to which we may provide loans to AAA to fund, among other things, withdrawals from and investments by AAA. The AAA Facility replaces our previous contingent commitments related to the investments we contributed, among others. Interest on any loans made pursuant to the AAA Facility accrues at a fixed rate of 8% per annum, and has a maturity date of April 1, 2032, subject to extension. AAA is managed exclusively by Apollo, and investment advisory services are provided to AAA under the terms of an investment management agreement with Apollo.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously, of $16,636 million as of March 31, 2022. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2022 and December 31, 2021, we had $3,246 million and $2,751 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2022 and December 31, 2021, we had $22,481 million and $19,728 million, respectively, of board-authorized FABN funding agreements outstanding. We had $12,330 million of board-authorized FABN capacity remaining as of March 31, 2022.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special-purpose entity to purchase funding agreements from us. As of March 31, 2022 and December 31, 2021, we had $2,000 million and $1,000 million, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
AFS securities	$9,877	$9,111
Trading securities	57	75
Equity securities	31	30
Mortgage loans	5,333	5,033
Investment funds	208	174
Derivative assets	72	96
Other investments	150	130
Restricted cash	834	796
Total restricted assets	$16,562	$15,445

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,369 million as of March 31, 2022. These letters of credit were issued for our reinsurance program and expire between May 22, 2023 and December 10, 2023.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA, purchased broad based variable COLI policies from American General Life Insurance Company (American General). In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter was transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue proceeded to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement were to have been deemed effective, the purported changes to the policies could have impaired AAIA’s ability to access the value of guarantees associated with the policies. The parties engaged in discovery as well as discussions concerning whether the matter could be resolved without further litigation and, at the request of the parties, on August 11, 2021, the court entered an Amended Scheduling Order setting the trial date for June 2023. On December 27, 2021, the parties agreed in principle to a settlement, pursuant to which we will be able to surrender the policies at any time and receive proceeds within six months. During the year ended December 31, 2021, we recorded an impairment of the COLI asset of $53 million, and an adjustment to deferred tax liabilities of $47 million, to reflect the terms of the settlement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholder by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) investing in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Effective January 1, 2022, as a result of the closing of the merger involving us and Apollo, Apollo Global Management, Inc. (NYSE: APO) became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors.

We have established a significant base of earnings and, as of March 31, 2022, have an expected annual net investment spread, which measures our investment performance less the total cost of our liabilities, of 1–2% over the 8.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $246.1 billion as of March 31, 2022. For the three months ended March 31, 2022 and the year ended December 31, 2021, we generated an annualized net investment spread of 1.86% and 1.94%, respectively.

The following table presents the inflows generated from our organic and inorganic channels:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Retail	$2,865	$1,757
Flow reinsurance	1,001	299
Funding agreements[1]	5,696	3,226
Pension group annuities	1,994	2,893
Gross organic inflows	11,556	8,175
Gross inorganic inflows	—	—
Total gross inflows	11,556	8,175
Gross outflows[2]	(4,883)	(4,122)
Net flows	$6,673	$4,053

Inflows attributable to Athene	$9,333	$6,705
Inflows attributable to ACRA noncontrolling interest	2,223	1,470
Total gross inflows	11,556	8,175
Outflows attributable to Athene	(4,072)	(3,481)
Outflows attributable to ACRA noncontrolling interest	(811)	(641)
Total gross outflows[2]	$(4,883)	$(4,122)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and funding agreement maturities.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $11.6 billion and $8.2 billion for the three months ended March 31, 2022 and 2021, respectively, which were underwritten to attractive, above target returns despite the low interest rate environment. Gross organic inflows increased $3.4 billion, or 41% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension group annuity payments (collectively, gross outflows), in the aggregate were $4.9 billion and $4.1 billion for the three months ended March 31, 2022 and 2021, respectively. The increase in gross outflows was primarily driven by the maturity of a funding agreement issuance. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $2.9 billion and $1.8 billion for the three months ended March 31, 2022 and 2021, respectively. The increase in our retail channel was primarily driven by the strong performance of our index annuity products in the independent marketing organizations (IMO) and broker-dealer channels, exhibiting strong sales execution despite the challenging sales environment, and higher MYGA sales. We have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to grow our retail channel by deepening our relationships with our approximately 53 IMOs; approximately 68,000 independent agents; and our growing network of 18 banks and 119 regional broker-dealers. Our strong financial position and diverse, capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $1.0 billion and $299 million for the three months ended March 31, 2022 and 2021, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes with existing partnerships, including volumes from our new Japanese partner that was added during second half of 2021. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $7.7 billion and $6.1 billion for the three months ended March 31, 2022 and 2021, respectively. The increase in our institutional channel was driven by higher funding agreements, partially offset by lower pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $5.7 billion and $3.2 billion for the three months ended March 31, 2022 and 2021, respectively, which included seven FABN issuances in three different currencies during the quarter. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $3.5 billion, $1.0 billion, $495 million and $750 million, respectively, for the three months ended March 31, 2022. During the three months ended March 31, 2022, we closed two pension group annuity transactions and issued annuity contracts in the aggregate principal amount of $2.0 billion, compared to $2.9 billion during the three months ended March 31, 2021. Since entering the pension group annuity channel in 2017, we have closed 35 deals involving more than 390,000 plan participants resulting in the issuance or reinsurance of group annuities of $32.2 billion to date. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of March 31, 2022, we estimate that we have approximately $7.3 billion in capital available to deploy, consisting of approximately $3.3 billion in excess capital, $2.9 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $1.1 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. We own 36.55% of the economic interests in ACRA, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by an affiliate of Apollo. ACRA participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This shareholder-friendly, strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Merger with Apollo

On January 1, 2022, we completed our merger with AGM and are now a direct wholly owned subsidiary of AGM. The total consideration for the transaction was $13.1 billion. The consideration was calculated based on historical AGM’s December 31, 2021 closing share price multiplied by the AGM common shares issued in the share exchange, as well as the fair value of stock-based compensation awards replaced, fair value of warrants converted to AGM common shares and other equity consideration, and effective settlement of pre-existing relationships and other consideration.

At the closing of the merger with AGM, each issued and outstanding AHL Class A common share (other than shares held by Apollo, the AOG or the respective direct or indirect wholly owned subsidiaries of Athene or the AOG) was converted automatically into 1.149 shares of AGM common shares with cash paid in lieu of any fractional AGM common shares. In connection with the merger, AGM issued to AHL Class A common shareholders 158.2 million AGM common shares in exchange for 137.6 million AHL Class A common shares that were issued and outstanding as of the acquisition date, exclusive of the 54.6 million shares previously held by Apollo immediately before the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AAA Investment

On April 1, 2022, we contributed certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, AAA enhances Apollo’s ability to increase alternatives assets under management (AUM) by raising capital from 3rd parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors are expected to invest in AAA at a later date.

Also in connection with the AAA investment, on April 1, 2022, we entered into the AAA Facility, pursuant to which we may provide loans to AAA to fund, among other things, withdrawals from and investments by AAA. The AAA Facility replaces our previous contingent commitments related to the investments we contributed, among others. Interest on any loans made pursuant to the AAA Facility accrues at a fixed rate of 8% per year, and has a maturity date of April 1, 2032, subject to extension. AAA is managed exclusively by Apollo, and investment advisory services are provided to AAA under the terms of an investment management agreement with Apollo.

Industry Trends and Competition

Market Conditions

As a leading financial services company specializing in retirement services, we are affected by numerous factors, including the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity and foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the performance of our business including but not limited to the valuation of investments and related income we may recognize.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolio and derivatives, which includes global inflation. We have seen US inflation continue to rise during 2022, which has been driven by various factors, including supply chain disruptions, consumer demand, employment levels, low (but rising) mortgage interest rates and a severely distorted supply/demand housing imbalance, and residential vacancy rates. During the first quarter of 2022, the US Federal Reserve (Federal Reserve) indicated its plan to be more aggressive at the beginning of the tightening cycle to lessen inflation transpiring widely through the US economy, resulting in considerable market volatility. As a result, the Federal Reserve voted to increase the federal funds rate during the first quarter of 2022. The US Bureau of Labor Statistics reported the annual US inflation rate increased to 8.5% as of March 31, 2022, compared to 7.0% as of December 2021 and continues to be the highest rate since the 1980s.

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the US and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

Coupled with the drop in equity markets in the first quarter of 2022, the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 1.4% in the first quarter of 2022. As of April 2022, the International Monetary Fund estimated the US will expand by 4.0% in 2022 and 2.6% in 2023. The US Bureau of Labor Statistics reported the US unemployment rate decreased to 3.9% as of the end of the first quarter of 2022. Although some pressure on oil prices eased in late 2021, oil price per barrel rose during the first quarter of 2022 and is expected to continue to rise throughout 2022.

Interest Rate Environment

The endpoint for the move higher in rates is difficult to predict and will take a delicate balancing act by the Federal Reserve to engineer. There are elements of inflation that seem to be COVID-related or otherwise transitory, but geopolitical conditions including the Russia invasion of Ukraine, and other factors may persist longer and contribute to inflation absent Federal Reserve actions. Generally higher rates are reasonable to expect for the remainder of the year. While higher rates are beneficial for reinvestment opportunities across an insurance balance sheet and would boost investment income, unrealized losses will increase. It is plausible that inflation pressures could cause the Federal Reserve to raise rates more dramatically, which might ultimately result in an economic recession, although inflation pressures and Federal Reserve actions, along with other geopolitical issues, are difficult to predict.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment as experienced in the prior year. Our investment portfolio includes $36.9 billion of floating rate investments, or 20% of our net invested assets as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2022, most of our products were deferred annuities with 21% of our FIAs at the minimum guarantees and 37% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2022, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 100 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

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

As of March 31, 2022, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$35,211	$30,036
Product Liabilities	17,297	5,267
Derivatives Hedging Product Liabilities	20,103	6,870
Other Derivatives	3,530	3,530
Other Contracts	1,663	1,113
Total notional of contracts tied to LIBOR	$77,804	$46,816

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

As of March 31, 2022, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$823	$623
RMBS	3,076	2,981
CMBS	632	476
CLO	15,191	14,832
ABS	7,213	6,269
Bank Loans	1,400	1,206
Total Multi-lateral Arrangements	28,335	26,387
Bi-lateral Arrangements
CML	6,750	3,523
RML	126	126
Total Bi-lateral Arrangements	6,876	3,649
Total investments tied to LIBOR	$35,211	$30,036

Of the total notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023, $26.4 billion or 87.9% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the New York or US federal LIBOR transition law, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.6 billion or 12.1% relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

As our investment manager, Apollo maintains the documentation associated with the assets in our investment portfolio. We are therefore dependent upon Apollo for the successful completion of our LIBOR transition efforts relating to our investment portfolio. See Part I–Item 1A. Risk Factors–Risks Relating to Our Business Operations–Uncertainty relating to the LIBOR Calculation process and the phasing out of LIBOR after a future date may adversely affect the value of our investment portfolio, our ability to achieve our hedging objectives and our ability to issue funding agreements bearing a floating rate of interest included in our 2021 Annual Report. Apollo’s failure to fulfill its responsibilities could have an adverse impact on our results of operations and ability to timely report accurate financial information.

Product Liabilities and Associated Hedging Instruments

As of March 31, 2022, we had product liabilities with a notional value of approximately $17.3 billion for which LIBOR is a component in the determination of interest credited, of which we expect $5.3 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2022, we held derivatives with a notional value of approximately $20.1 billion to hedge our exposure to these product liabilities, of which we expect $6.9 billion to extend beyond June 30, 2023. Included within this category are $6.0 billion of Eurodollar futures, of which we expect $2.5 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to the Secured Overnight Financing Rate (SOFR) in accordance with the process described below under the caption Other Derivatives.

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

Other Contracts and Other Sources of Exposure

The “Other Contracts” category is comprised of our LIBOR-based floating rate funding agreements, fixed-to-float Series A preference shares, and our credit agreement, if any amounts were to be outstanding, all of which contemplate the permanent discontinuation of LIBOR. These agreements are tied to LIBOR in a manner that is not expected to have a significant impact upon LIBOR’s discontinuation or have fallback provisions in place that provide for the determination of interest after the discontinuation of LIBOR. In addition to the other contracts for which we have quantified our exposure, we are party to contracts that are tied to LIBOR based upon the occurrence of some remote contingency, such as the accrual of penalty interest, or for which LIBOR is otherwise not a material term of the contract. These contracts do not lend themselves to quantification and are lower in priority in our LIBOR remediation efforts. Finally, LIBOR is used as a component in our internal derivative valuation models. We are in the process of transitioning the benchmark yield curve in such models from LIBOR to SOFR and we expect to complete the transition prior to the discontinuation of LIBOR. Such transition may affect the valuation of our derivative instruments.

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

According to LIMRA, total fixed annuity market sales in the United States were $129.3 billion for the year ended December 31, 2021, a 7.4% increase from the same time period in 2020, as a rise in interest rates driven by the economic recovery spurred continued growth in the US annuity market. In the total fixed annuity market, for the year ended December 31, 2021 (the most recent period for which specific market share data is available), we were the fourth largest company based on sales of $8.3 billion, translating to a 6.4% market share. For the year ended December 31, 2020, our market share was 6.4% with sales of $7.7 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed-indexed annuity market sales in the United States were $63.7 billion for the year ended December 31, 2021, a 14.8% increase from the same time period in 2020. For the year ended December 31, 2021 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $7.7 billion, and our market share for the same period was 12.1%. For the year ended December 31, 2020, we were the largest provider of FIAs based on sales of $5.8 billion, translating to a 10.5% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the United States were $38.7 billion for the year ended December 31, 2021, a 62.1% increase from the same time period in 2020. For the year ended December 31, 2021 (the most recent period for which specific market share data is available), we were the ninth largest provider of RILAs based on sales of $566 million, and our market share for the same period was 1.5%. For the year ended December 31, 2020, we were the ninth largest provider of RILAs based on sales of $187 million, translating to a 0.8% market share. We believe RILAs represent a significant opportunity for Athene.

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

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common shareholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the credit loss allowance, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and mortgage loans, investments held under the fair value option and our investment in Apollo, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to DAC and DSI amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the market value adjustments (MVA) associated with surrenders or terminations of contracts.

•Change in Fair Values of Derivatives and Embedded Derivatives – FIAs, Net of Offsets—Consists of impacts related to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the FIA hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new FIA hedging derivatives are purchased to align with the new term. The difference in duration between the FIA hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the FIA hedging derivatives and index credit reserves is included as a non-operating adjustment, net of offsets related to DAC and DSI amortization and changes to rider reserves.

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

•Stock Compensation Expense—Consists of stock compensation expenses associated with our share incentive plans, including long-term incentive expenses, which are not related to our underlying profitability drivers and fluctuate from time to time due to the structure of our plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Income Tax (Expense) Benefit —Consists of the income tax effect of all income statement adjustments, including our Apollo investment, and is computed by applying the appropriate jurisdiction’s tax rate to all adjustments subject to income tax.

We consider these adjustments to be meaningful adjustments to net income (loss) available to AHL common shareholder for the reasons discussed in greater detail above. Accordingly, we believe using a measure which excludes the impact of these items is useful in analyzing our business performance and the trends in our results of operations. Together with net income (loss) available to AHL common shareholder, we believe spread related earnings provides a meaningful financial metric that helps investors understand our underlying results and profitability. Spread related earnings should not be used as a substitute for net income (loss) available to AHL common shareholder.

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total long-term and short-term debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common shareholder’s equity, preferred stock and the notional value of our debt. Adjusted AHL common shareholder’s equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets are useful in analyzing trends in our operating results. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

Net Investment Spread and Other Operating Expenses

Net investment spread is a key measure of profitability. Net investment spread measures our investment performance plus our strategic capital management fees from ACRA, less our total cost of funds. Net investment earned rate is a key measure of our investment performance while cost of funds is a key measure of the cost of our policyholder benefits and liabilities.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets that does not correspond to GAAP net investment income. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earned rate add (a) alternative investment gains and losses, (b) gains and losses related to trading securities for CLOs, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the ACRA noncontrolling interest. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (i) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (ii) funding agreement costs, including the interest payments and other reserve changes. Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges and other revenues. Cost of funds is computed as the total liability costs divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations and profitability. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under GAAP.

Net investment earned rate, cost of funds, and net investment spread are non-GAAP measures we use to evaluate the profitability of our business. We believe these metrics are useful in analyzing the trends of our business operations, profitability and pricing discipline. While we believe each of these metrics are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income, interest sensitive contract benefits or total benefits and expenses presented under GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other operating expenses excludes integration, restructuring and other non-operating expenses, stock compensation and long-term incentive plan expenses, interest expense and policy acquisition expenses. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under GAAP.

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represents the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets includes (a) total investments on the consolidated balance sheets with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but does not include the proportionate share of investments associated with the noncontrolling interest. Net invested assets also includes our investment in Apollo for prior periods. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but does not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We completed our merger with AGM on January 1, 2022 and have elected pushdown accounting in which we will use AGM’s basis of accounting that reflects the fair market value of our assets and liabilities as of the date of the merger. The resulting change in the value of our assets and liabilities limits the comparability of our financial results for the Predecessor and Successor periods.

The following summarizes the consolidated results of operations for two periods, Predecessor and Successor, which relate to the period preceding and period succeeding our merger with AGM, respectively.

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenues	$(269)	$4,391
Benefits and expenses	2,504	4,252
Income (loss) before income taxes	(2,773)	139
Income tax expense (benefit)	(407)	62
Net income (loss)	(2,366)	77
Less: Net loss attributable to noncontrolling interests	(883)	(537)
Net income (loss) attributable to Athene Holding Ltd.	(1,483)	614
Less: Preferred stock dividends	35	36
Net income (loss) available to AHL common shareholder	$(1,518)	$578

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

In this section, references to 2022 refer to the three months ended March 31, 2022 and references to 2021 refer to the three months ended March 31, 2021.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder decreased by $2.1 billion, or 363%, to $(1.5) billion in 2022 from $578 million in 2021. The decrease in net income (loss) available to AHL common shareholder was driven by a $4.7 billion decrease in revenues, partially offset by an decrease of $1.7 billion in benefits and expenses, a $346 million decrease in noncontrolling interests and a $469 million decrease in income tax expense.

Revenues

Revenues decreased by $4.7 billion to $(269) million in 2022 from $4.4 billion in 2021. The decrease was driven by a decrease in investment related gains and (losses) and a decrease in premiums, partially offset by a slight increase in net investment income.

Investment related gains and (losses) decreased by $3.8 billion to $(4.2) billion in 2022 from $(422) million in the prior year, primarily due to the changes in fair value of reinsurance assets, mortgage loans, trading securities, FIA hedging derivatives and provision for credit losses as well as higher realized losses on AFS securities driven by unfavorable economics, partially offset by foreign exchange gains on derivatives. The change in fair value of reinsurance assets decreased $1.4 billion primarily driven by the change in the value of the underlying assets mainly related to credit spread widening compared to credit spread tightening in the prior year. The $704 million unfavorable change in mortgage loans was primarily due to credit spread widening and an increase in US Treasury rates in the current year. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, net of an allowance for credit losses. The unfavorable change in fair value of trading securities of $138 million was mainly due to credit spread widening compared to credit spread tightening in the prior year. The change in fair value of FIA hedging derivatives decreased $1.3 billion primarily driven by the unfavorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which decreased 4.9% in 2022, compared to an increase of 5.8% in 2021. The unfavorable change in the provision for credit losses of $184 million was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine. The increase in foreign exchange gains on derivatives reflects additional business denominated in foreign currencies including recent funding agreement issuances.

Premiums decreased by $901 million to $2.1 billion in 2022 from $3.0 billion in the prior year, driven by lower pension group annuity premiums compared to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $14 million to $1.7 billion in 2022 from $1.7 billion in the prior year, primarily driven by growth in our investment portfolio attributed to strong inflows during the previous twelve months, partially offset by less favorable alternative investment performance compared to the prior year and lower new money rates reflecting the prolonged lower interest rate environment. As a result of purchase accounting, the book value of our investment portfolio was marked up to fair value resulting in an adverse impact to our net investment income.

Benefits and Expenses

Benefits and expenses decreased by $1.7 billion to $2.5 billion in 2022 from $4.3 billion in 2021. The decrease was driven by a decrease in future policy and other policy benefits, a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization, partially offset by an increase in policy and other operating expenses.

Future policy and other policy benefits decreased by $1.2 billion to $2.1 billion in 2022 from $3.3 billion in 2021, primarily attributable to lower pension group annuity obligations, a decrease in the change in rider reserves and higher negative VOBA amortization resulting from purchase accounting. The favorable change in rider reserves of $284 million was primarily driven by the unfavorable change in reinsurance assets and net FIA derivatives.

Interest sensitive contract benefits decreased by $435 million to $(41) million in 2022 from $394 million in 2021 driven by a decrease in the change in FIA fair value embedded derivatives of $391 million and higher negative VOBA amortization resulting from purchase accounting, partially offset by growth in the block of business. As a result of purchase accounting, we marked our reserve liabilities to fair value resulting in a favorable impact to our interest sensitive contract benefits. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 4.9% in 2022, compared to an increase of 5.8% in 2021, partially offset by the change in discount rates and economics impacting the policyholder cash flow projections.

DAC, DSI and VOBA amortization decreased by $123 million to $125 million in 2022 from $248 million in 2021, primarily due to the impacts from purchase accounting reflecting the removal of historical DAC and DSI, partially offset by the establishment of new a VOBA asset.

Policy and other operating expenses increased by $42 million to $335 million in 2022 from $293 million in 2021, primarily driven by significant growth in the business and the amortization of newly established intangible assets as a result of the merger, partially offset by the costs incurred in the prior year related to our merger with Apollo.

Taxes

Income tax expense (benefit) decreased by $469 million to $(407) million in 2022 from $62 million in 2021. The income tax benefit for 2022 was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the unfavorable changes in fair value of reinsurance assets and mortgage loans.

Our effective tax rate in the first quarter of 2022 was a benefit of 15% and an expense of 45% in 2021. The effective tax rate in 2022 was due to the change in fair value of reinsurance assets subject to tax compared to a significantly higher effective tax rate in 2021 which was primarily due to the change in fair value of reinsurance assets within our reinsurance investment portfolios that were not subject to tax.

Noncontrolling Interests

Noncontrolling interests decreased by $346 million to $(883) million in 2022 from $(537) million in 2021, primarily due to the unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Fixed income and other investment income, net	$1,207	$1,286
Alternative investment income	448	712
Net investment earnings	1,655	1,998
Strategic capital management fees	12	9
Cost of funds	(826)	(1,010)
Net investment spread	841	997
Other operating expenses	(109)	(90)
Interest and other financing costs	(62)	(62)
Spread related earnings	$670	$845

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Spread Related Earnings

SRE decreased by $175 million, or 20.7%, to $670 million in 2022 from $845 million in 2021. The decrease in SRE was driven by lower net investment earnings, partially offset by lower cost of funds. Net investment earnings decreased $343 million primarily driven by less favorable alternative investment performance compared to prior year, unfavorable purchase accounting adjustments (a decrease of approximately 50 basis points or $165 million) and lower new money rates reflecting the prolonged lower interest rate environment, partially offset by $29.8 billion of growth in our average net invested assets. Cost of funds were $184 million lower primarily driven by favorable purchase accounting adjustments (a decrease of approximately 52 basis points or $192 million), lower rates on recent funding agreement issuances and pension group annuity transactions and favorable rate actions on deferred annuities, partially offset by growth in the block of business and an unfavorable change in actuarial experience and market impacts.

Net Investment Spread

	Successor	Predecessor
	Three months ended March 31, 2022	Three months ended March 31, 2021
Fixed income and other investment earned rate	2.83%	3.57%
Alternative investment earned rate	16.61%	38.51%
Net investment earned rate	3.65%	5.27%
Strategic capital management fees	0.03%	0.02%
Cost of funds	1.82%	2.66%
Net investment spread	1.86%	2.63%

Net investment spread decreased 77 basis points to 1.86% in 2022 from 2.63% in 2021. Our net investment earned rate was 3.65% in 2022, a decrease from 5.27% in 2021, primarily due to less favorable performance in our alternative investment portfolio compared to prior year as well as lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 16.61% in 2022, a decrease from 38.51% in 2021, primarily driven by significant outperformance in the prior year, partially offset by strong real estate returns and a higher Athora return in the current period. Prior year outperformance was mainly due to a higher AmeriHome return related to a valuation increase resulting from the eventual sale in the second quarter of 2021, higher Venerable returns attributed to a valuation increase driven by a reinsurance agreement with Equitable Financial Life Insurance Company, favorable credit returns related to CLO equities and a MidCap valuation increase related to a capital raise price at a premium. Fixed and other net investment earned rate was 2.83% in 2022, a decrease from 3.57% in 2021, primarily driven by unfavorable purchase accounting impacts and lower new money rates reflecting the prolonged lower interest rate environment.

Cost of funds decreased by 84 basis points to 1.82% in 2022, from 2.66% in 2021, primarily driven by favorable purchase accounting impacts and lower cost of crediting rates on recent funding agreement issuances and pension group annuity transactions as well as favorable rate actions on deferred annuities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

Adjustments to net income (loss) available to AHL common shareholder are comprised of investment gains (losses), net of offsets, change in fair value of derivatives and embedded derivatives - FIAs, net of offsets, integration, restructuring and other non-operating expenses and stock compensation expense. The decrease in adjustments to net income (loss) available to AHL common shareholder compared to 2021 was primarily driven by the change in investment related gains and losses and the net change in FIA derivatives. The change in investment related gains and losses was primarily due to the change in fair value of reinsurance assets, the change in fair value of mortgage loan assets, the change to the provision for credit losses and realized losses on the sale of AFS securities related to unfavorable economics in the current period. The change in fair value of reinsurance assets was unfavorable $792 million primarily due to credit spread widening compared to credit spread tightening in the prior year. The unfavorable change in the fair value of mortgage loans was primarily due to credit spread widening and an increase in US Treasury rates in the current year. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, net of an allowance for credit losses. The unfavorable change in the provision for credit losses of $176 million (net of noncontrolling interests) was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine as well as exposure to China’s real estate market. Net FIA derivatives were unfavorable $569 million primarily due to the change in discount rates and economics impacting the policyholder cash flow projections, as well as an unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 4.9% in 2022, compared to an increase of 5.8% in 2021.

Investment Portfolio
We had consolidated investments, including related parties and VIEs, of $214.4 billion and $212.5 billion as of March 31, 2022 and December 31, 2021, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5%-6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base and sub-allocation fees, of $186 million and $144 million, respectively, during the three months ended March 31, 2022 and 2021. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $299 million, and $242 million, respectively, for the three months ended March 31, 2022 and 2021. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments, which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $184.3 billion and $175.3 billion as of March 31, 2022 and December 31, 2021, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related party and VIEs:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$96,899	45.2%	$100,159	47.1%
Trading securities, at fair value	1,852	0.9%	2,056	1.0%
Equity securities	1,154	0.5%	1,170	0.5%
Mortgage loans	23,696	11.1%	20,748	9.8%
Investment funds	1,243	0.6%	1,178	0.6%
Policy loans	296	0.1%	312	0.1%
Funds withheld at interest	41,173	19.2%	43,907	20.7%
Derivative assets	3,668	1.7%	4,387	2.1%
Short-term investments	175	0.1%	139	0.1%
Other investments	1,214	0.6%	1,473	0.7%
Total investments	171,370	80.0%	175,529	82.7%
Investments in related parties
AFS securities, at fair value	8,324	3.9%	10,402	4.9%
Trading securities, at fair value	262	0.1%	1,781	0.8%
Equity securities, at fair value	166	0.1%	284	0.1%
Mortgage loans	1,456	0.7%	1,360	0.6%
Investment funds	3,088	1.4%	7,391	3.5%
Funds withheld at interest	11,431	5.3%	12,207	5.7%
Short-term investments, at fair value	53	—%	—	—%
Other investments	255	0.1%	222	0.1%
Total related party investments	25,035	11.6%	33,647	15.7%
Total investments including related party	196,405	91.6%	209,176	98.4%
Investments owned by consolidated VIEs
Mortgage loans	1,880	0.9%	2,040	1.0%
Investment funds	13,568	6.3%	1,297	0.6%
Other investments	2,567	1.2%	—	—%
Total investments owned by consolidated VIEs	18,015	8.4%	3,337	1.6%
Total investments including related party and VIEs	$214,420	100.0%	$212,513	100.0%

The increase in our total investments, including related party and VIEs, as of March 31, 2022 of $1.9 billion compared to December 31, 2021 was primarily driven by growth from gross organic inflows of $11.6 billion in excess of gross liability outflows of $4.1 billion as well as an increase in investments from the consolidation of additional VIEs in conjunction with our merger with Apollo. This was partially offset by unrealized losses on AFS securities in the three months ended March 31, 2022 of $6.7 billion, unrealized losses within our funds withheld portfolio and a decrease in the change in fair value of mortgage loan assets of $704 million all attributed to an increase in US Treasury rates and credit spread widening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual indexed credits on our FIA products. We primarily use fixed indexed options to economically hedge index annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of March 31, 2022, these investments totaled $28.1 billion, or 11.3% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels/Donlen, PK AirFinance and MidCap. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$11,431	4.6%	$12,207	5.2%
Securitizations of unaffiliated assets where Apollo is manager	8,932	3.6%	9,495	4.0%
Investments in Apollo funds	1,227	0.5%	3,785	1.6%
Strategic investments in Apollo direct origination platforms	4,689	1.9%	5,704	2.4%
Strategic investment in Apollo	—	—%	2,112	0.9%
Strategic investments in insurance companies	1,820	0.7%	1,626	0.7%
Other	16	—%	17	—%
Total related party investments	$28,115	11.3%	$34,946	14.8%

As of March 31, 2022, an $11.4 billion funds withheld reinsurance asset with Venerable was included in our GAAP related party assets. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of March 31, 2022, $25.1 billion, or 13.6% of our total net invested assets were related party investments. Of these, $12.7 billion, or 6.9% of our net invested assets were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $12.3 billion, or 6.7% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$12,749	6.9%	$13,736	7.8%
Investments in Apollo funds	4,480	2.4%	3,802	2.2%
Strategic investments in Apollo direct origination platforms	6,033	3.3%	6,074	3.5%
Strategic investment in Apollo	—	—%	2,112	1.2%
Strategic investments in insurance companies	1,820	1.0%	1,626	0.9%
Other	16	—%	17	—%
Total related party investments	$25,098	13.6%	$27,367	15.6%

[1] Prior year related party net invested asset values have been revised.

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities, net of related DAC and DSI amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through credit loss expense within investment related gains (losses) on the condensed consolidated statements of income (loss).

The distribution of our AFS securities, including related parties, by type is as follows:

	Successor
	March 31, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,123	$—	$1	$(163)	$2,961	2.8%
US state, municipal and political subdivisions	1,209	—	—	(117)	1,092	1.0%
Foreign governments	1,173	(66)	11	(107)	1,011	1.0%
Corporate	65,935	(55)	34	(5,675)	60,239	57.2%
CLO	14,282	(18)	3	(239)	14,028	13.3%
ABS	9,572	(11)	4	(281)	9,284	8.8%
CMBS	2,883	(6)	14	(144)	2,747	2.6%
RMBS	6,045	(312)	8	(204)	5,537	5.3%
Total AFS securities	104,222	(468)	75	(6,930)	96,899	92.0%
AFS securities – related party
Corporate	948	—	10	(26)	932	0.9%
CLO	2,776	(3)	2	(43)	2,732	2.6%
ABS	4,705	(17)	4	(32)	4,660	4.5%
Total AFS securities – related party	8,429	(20)	16	(101)	8,324	8.0%
Total AFS securities including related party	$112,651	$(488)	$91	$(7,031)	$105,223	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223	0.2%
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213	1.1%
Foreign governments	1,110	—	35	(17)	1,128	1.0%
Corporate	62,817	—	4,060	(651)	66,226	59.9%
CLO	13,793	—	44	(185)	13,652	12.4%
ABS	8,890	(17)	151	(35)	8,989	8.1%
CMBS	2,764	(3)	56	(59)	2,758	2.5%
RMBS	5,772	(103)	326	(25)	5,970	5.4%
Total AFS securities	96,458	(123)	4,808	(984)	100,159	90.6%
AFS securities – related party
Corporate	842	—	19	(2)	859	0.8%
CLO	2,573	—	5	(29)	2,549	2.3%
ABS	6,986	—	61	(53)	6,994	6.3%
Total AFS securities – related party	10,401	—	85	(84)	10,402	9.4%
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$21,527	20.5%	$23,882	21.6%
Financial	19,623	18.7%	21,537	19.5%
Utilities	12,955	12.3%	14,290	12.9%
Communication	2,992	2.8%	3,492	3.2%
Transportation	4,074	3.9%	3,884	3.5%
Total corporate	61,171	58.2%	67,085	60.7%
Other government-related securities
US state, municipal and political subdivisions	1,092	1.0%	1,213	1.1%
Foreign governments	1,011	1.0%	1,128	1.0%
US government and agencies	2,961	2.8%	223	0.2%
Total non-structured securities	66,235	63.0%	69,649	63.0%
Structured securities
CLO	16,760	15.9%	16,201	14.7%
ABS	13,944	13.3%	15,983	14.4%
CMBS	2,747	2.6%	2,758	2.5%
RMBS
Agency	15	—%	23	—%
Non-agency	5,522	5.2%	5,947	5.4%
Total structured securities	38,988	37.0%	40,912	37.0%
Total AFS securities including related party	$105,223	100.0%	$110,561	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $105.2 billion and $110.6 billion as of March 31, 2022 and December 31, 2021, respectively. The decrease was mainly driven by unrealized losses on AFS securities in the three months ended March 31, 2022 of $6.7 billion attributed to an increase in US Treasury rates and credit spread widening as well as the elimination of $2.0 billion of AFS securities issued by VIEs that we consolidated as of March 31, 2022 as a result of reassessing consolidation conclusions for VIEs after the merger. These decreases were partially offset by growth from organic inflows in excess of liability outflows.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	Successor			Predecessor
	March 31, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$56,099	$52,696	50.1%	$49,639	$51,514	46.6%
2 A-C	50,955	47,270	44.9%	51,587	53,398	48.3%
Total investment grade	107,054	99,966	95.0%	101,226	104,912	94.9%
3 A-C	4,175	3,949	3.7%	4,199	4,247	3.8%
4 A-C	1,079	1,005	1.0%	1,113	1,100	1.0%
5 A-C	151	91	0.1%	94	88	0.1%
6	192	212	0.2%	227	214	0.2%
Total below investment grade	5,597	5,257	5.0%	5,633	5,649	5.1%
Total AFS securities including related party	$112,651	$105,223	100.0%	$106,859	$110,561	100.0%

A significant majority of our AFS portfolio, 95.0% and 94.9% as of March 31, 2022 and December 31, 2021, respectively, was invested in assets considered investment grade with a NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$46,144	43.9%	$44,501	40.2%
BBB	42,120	40.0%	47,636	43.1%
Non-rated[1]	9,904	9.4%	10,754	9.7%
Total investment grade	98,168	93.3%	102,891	93.0%
BB	3,460	3.3%	3,713	3.4%
B	837	0.8%	946	0.9%
CCC	1,218	1.2%	1,356	1.2%
CC and lower	687	0.6%	755	0.7%
Non-rated[1]	853	0.8%	900	0.8%
Total below investment grade	7,055	6.7%	7,670	7.0%
Total AFS securities including related party	$105,223	100.0%	$110,561	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 6.7% and 7.0% as of March 31, 2022 and December 31, 2021, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of March 31, 2022 and December 31, 2021, non-rated securities were comprised of 81% and 73%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 17% for each of March 31, 2022 and December 31, 2021, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of each of March 31, 2022 and December 31, 2021, 92% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $13.9 billion and $16.0 billion as of March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$8,971	64.3%	$8,089	50.6%
2 A-C	4,123	29.6%	7,047	44.1%
Total investment grade	13,094	93.9%	15,136	94.7%
3 A-C	650	4.7%	643	4.0%
4 A-C	196	1.4%	200	1.3%
5 A-C	4	—%	4	—%
6	—	—%	—	—%
Total below investment grade	850	6.1%	847	5.3%
Total AFS ABS including related party	$13,944	100.0%	$15,983	100.0%

NRSRO rating agency designation
AAA/AA/A	$8,946	64.2%	$7,892	49.4%
BBB	4,074	29.2%	6,975	43.5%
Non-rated	71	0.5%	232	1.5%
Total investment grade	13,091	93.9%	15,099	94.4%
BB	653	4.7%	680	4.3%
B	196	1.4%	200	1.3%
CCC	4	—%	4	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	853	6.1%	884	5.6%
Total AFS ABS including related party	$13,944	100.0%	$15,983	100.0%

As of March 31, 2022 and December 31, 2021, a substantial majority of our AFS ABS portfolio, 93.9% and 94.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 93.9% and 94.4%, respectively, of securities were considered investment grade based on NRSRO ratings. The decrease in our ABS portfolio was primarily driven by unrealized losses due to an increase in US Treasury rates and credit spread widening as well as an unfavorable change in the allowance for credit losses on ABS securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $16.8 billion and $16.2 billion as of March 31, 2022 and December 31, 2021, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$10,320	61.6%	$9,957	61.5%
2 A-C	6,295	37.5%	6,096	37.6%
Total investment grade	16,615	99.1%	16,053	99.1%
3 A-C	126	0.8%	124	0.8%
4 A-C	19	0.1%	24	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	145	0.9%	148	0.9%
Total AFS CLO including related party	$16,760	100.0%	$16,201	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,315	61.5%	$9,943	61.4%
BBB	6,295	37.6%	6,101	37.6%
Non-rated	—	—%	—	—%
Total investment grade	16,610	99.1%	16,044	99.0%
BB	128	0.8%	130	0.8%
B	22	0.1%	27	0.2%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	150	0.9%	157	1.0%
Total AFS CLO including related party	$16,760	100.0%	$16,201	100.0%

As of each of March 31, 2022 and December 31, 2021, 99.1% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.7 billion and $2.8 billion as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, our CMBS portfolio included $2.1 billion (75% of the total) and $2.0 billion (74% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while as of each of March 31, 2022 and December 31, 2021, $2.1 billion (75% of the total) of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $5.5 billion and $6.0 billion as of March 31, 2022 and December 31, 2021, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$4,727	85.4%	$5,097	85.4%
2 A-C	330	6.0%	331	5.5%
Total investment grade	5,057	91.4%	5,428	90.9%
3 A-C	286	5.2%	327	5.5%
4 A-C	161	2.9%	172	2.9%
5 A-C	32	0.5%	29	0.5%
6	1	—%	14	0.2%
Total below investment grade	480	8.6%	542	9.1%
Total AFS RMBS	$5,537	100.0%	$5,970	100.0%

NRSRO rating agency designation
AAA/AA/A	$1,249	22.6%	$1,110	18.6%
BBB	441	8.0%	522	8.7%
Non-rated[1]	1,545	27.9%	1,648	27.6%
Total investment grade	3,235	58.5%	3,280	54.9%
BB	84	1.5%	184	3.1%
B	139	2.5%	193	3.2%
CCC	1,142	20.6%	1,281	21.5%
CC and lower	676	12.2%	733	12.3%
Non-rated[1]	261	4.7%	299	5.0%
Total below investment grade	2,302	41.5%	2,690	45.1%
Total AFS RMBS	$5,537	100.0%	$5,970	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 91.4% and 90.9% as of March 31, 2022 and December 31, 2021, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of March 31, 2022 and December 31, 2021, NRSRO characterized 58.5% and 54.9%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of March 31, 2022, our AFS securities, including related party, had a fair value of $105.2 billion, which was 6.6% below amortized cost of $112.7 billion. As of December 31, 2021, our AFS securities, including related party, had a fair value of $110.6 billion, which was 3.5% above amortized cost of $106.9 billion. Our fair value of AFS securities as of March 31, 2022 was below amortized cost as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting, and subsequently interest rates increased and credit spreads widened during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related party, for which an allowance for credit losses has not been recorded, by NAIC designations:

	Successor
	March 31, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$48,523	$(3,104)	$45,419	93.6%	$52,696	(5.9)%
2 A-C	46,887	(3,552)	43,335	92.4%	47,270	(7.5)%
Total investment grade	95,410	(6,656)	88,754	93.0%	99,966	(6.7)%
3 A-C	3,550	(200)	3,350	94.4%	3,949	(5.1)%
4 A-C	700	(41)	659	94.1%	1,005	(4.1)%
5 A-C	66	(4)	62	93.9%	91	(4.4)%
6	31	(4)	27	87.1%	212	(1.9)%
Total below investment grade	4,347	(249)	4,098	94.3%	5,257	(4.7)%
Total	$99,757	$(6,905)	$92,852	93.1%	$105,223	(6.6)%

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$19,369	$(338)	$19,031	98.3%	$51,514	(0.7)%
2 A-C	20,849	(475)	20,374	97.7%	53,398	(0.9)%
Total investment grade	40,218	(813)	39,405	98.0%	104,912	(0.8)%
3 A-C	1,494	(82)	1,412	94.5%	4,247	(1.9)%
4 A-C	410	(26)	384	93.7%	1,100	(2.4)%
5 A-C	41	(6)	35	85.4%	88	(6.8)%
6	61	(14)	47	77.0%	214	(6.5)%
Total below investment grade	2,006	(128)	1,878	93.6%	5,649	(2.3)%
Total	$42,224	$(941)	$41,283	97.8%	$110,561	(0.9)%

The gross unrealized losses on AFS securities, including related party, were $6.9 billion and $941 million as of March 31, 2022 and December 31, 2021, respectively. The increase in unrealized losses on AFS securities was driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

As of March 31, 2022 and December 31, 2021, we held $6.5 billion and $7.4 billion, respectively, in energy sector fixed maturity securities, or 6% and 7%, respectively, of the total fixed maturity securities, including related party. The gross unrealized capital losses on these securities were $520 million and $35 million, or 8% and 4% of the total unrealized losses, respectively.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 3 – Investments to the condensed consolidated financial statements, as well as Critical Accounting Estimates and Judgments in this Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2022 and December 31, 2021, we held an allowance for credit losses on AFS securities of $488 million and $123 million, respectively. During the three months ended March 31, 2022, we recorded a change in provision for credit losses on AFS securities of $177 million, of which $191 million had an income statement impact and $(14) million related to PCD securities and other changes. The remaining change in allowance relates to purchase accounting adjustments. The increase in the allowance for credit losses on AFS securities was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine, as well as exposure to China’s real estate market. During the three months ended March 31, 2021, we recorded a change in provision for credit losses on AFS securities of $7 million of which $9 million had an income statement impact and $(2) million related to PCD securities. The intent-to-sell impairments for each of the three months ended March 31, 2022 and 2021 were $0 million.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of March 31, 2022 and December 31, 2021, 34% and 35% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	Successor			Predecessor
	March 31, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$4,720	$4,486	12.3%	$5,172	$5,052	13.0%
Other Europe	9,067	8,268	22.8%	8,864	9,218	23.7%
Total Europe	13,787	12,754	35.1%	14,036	14,270	36.7%
Non-US North America	16,691	16,254	44.8%	17,218	17,387	44.8%
Australia & New Zealand	2,674	2,496	6.9%	2,441	2,557	6.6%
Central & South America	1,600	1,515	4.2%	1,347	1,346	3.5%
Africa & Middle East	2,223	2,096	5.8%	1,966	2,019	5.2%
Asia/Pacific	1,414	1,178	3.2%	1,256	1,262	3.2%
Total	$38,389	$36,293	100.0%	$38,264	$38,841	100.0%

Approximately 96.8% and 96.7% of these securities are investment grade by NAIC designation as of March 31, 2022 and December 31, 2021. As of March 31, 2022, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of March 31, 2022, we held Russian AFS securities of $26 million, including related parties. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.1 billion and $3.8 billion as of March 31, 2022 and December 31, 2021, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, MidCap profit participating notes, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The decrease in trading securities was primarily due to the elimination of $1.5 billion of securities issued by VIEs that we consolidated as of March 31, 2022 as a result of reassessing consolidation conclusions for VIEs after the merger as well as losses due to an increase in US Treasury rates and credit spread widening.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,857	18.0%	$4,870	20.1%
Retail	2,086	7.7%	2,022	8.4%
Apartment	5,602	20.7%	4,626	19.2%
Hotels	1,731	6.4%	1,727	7.2%
Industrial	2,320	8.6%	2,336	9.7%
Other commercial[1]	1,794	6.6%	1,316	5.4%
Total net commercial mortgage loans	18,390	68.0%	16,897	70.0%
Residential loans	8,642	32.0%	7,251	30.0%
Total mortgage loans, including related parties and VIEs	$27,032	100.0%	$24,148	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $27.0 billion and $24.1 billion as of March 31, 2022 and December 31, 2021, respectively. This included $1.8 billion and $1.9 billion of mezzanine mortgage loans as of March 31, 2022 and December 31, 2021, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

In connection with the merger, we elected the fair value option on our mortgage loan portfolio; therefore, we no longer have an allowance for credit losses for commercial and residential loans as of March 31, 2022. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of income (loss).

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2022 and December 31, 2021, we had $914 million and $990 million, respectively, of mortgage loans that were 90 days past due, of which $118 million and $54 million, respectively, were in the process of foreclosure. As of March 31, 2022 and December 31, 2021, $623 million and $856 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest. We will continue to evaluate these policies with regard to the economic downturn brought about by the spread of COVID-19. Our ability to initiate foreclosure proceedings may be limited by legislation passed and executive orders issued in response to the spread of COVID-19, though certain of those provisions have begun to expire.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Real estate	$748	4.2%	$662	6.7%
Credit funds	84	0.5%	86	0.9%
Private equity	353	2.0%	343	3.5%
Real assets	58	0.3%	87	0.9%
Total investment funds	1,243	7.0%	1,178	12.0%
Investment funds – related parties
Differentiated investments
Athora	814	4.5%	743	7.4%
Wheels/Donlen[1]	—	—%	700	7.1%
Catalina[1]	—	—%	441	4.5%
Venerable	230	1.3%	219	2.2%
Other	266	1.5%	459	4.7%
Total differentiated investments	1,310	7.3%	2,562	25.9%
Real estate	520	2.9%	1,187	12.0%
Credit funds	392	2.2%	450	4.6%
Private equity	621	3.5%	751	7.6%
Natural resources	89	0.5%	172	1.7%
Real assets	138	0.8%	157	1.6%
Equities	18	0.1%	—	—%
Investment in Apollo	—	—%	2,112	21.4%
Total investment funds – related parties	3,088	17.3%	7,391	74.8%
Investment funds owned by consolidated VIEs
Differentiated investments	1,350	7.5%	—	—%
Private equity	981	5.5%	—	—%
Natural resources	256	1.4%	—	—%
Real estate	1,599	8.9%	514	5.2%
Credit funds	8,001	44.7%	748	7.6%
Real assets	1,381	7.7%	35	0.4%
Total investment funds owned by consolidated VIEs	13,568	75.7%	1,297	13.2%
Total investment funds, including related parties and VIEs	$17,899	100.0%	$9,866	100.0%

[1] Investment is held as a consolidated VIE as of March 31, 2022.

Overall, the total investment funds, including related parties and consolidated VIEs, were $17.9 billion and $9.9 billion, respectively, as of March 31, 2022 and December 31, 2021. See Note 3 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by the consolidation of additional VIEs in conjunction with our merger with Apollo, the deployment of organic inflows and the increase in valuation of several funds, partially offset by the distribution of our investment in Apollo to AGM following the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Funds Withheld at Interest

Funds withheld at interest represents a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of March 31, 2022, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$17	—%	$50	0.1%
US state, municipal and political subdivisions	314	0.6%	338	0.6%
Foreign governments	498	1.0%	553	1.0%
Corporate	24,113	45.8%	26,143	46.5%
CLO	4,912	9.3%	5,322	9.5%
ABS	7,826	14.9%	7,951	14.2%
CMBS	1,449	2.8%	1,661	3.0%
RMBS	1,574	3.0%	1,586	2.8%
Equity securities	221	0.4%	243	0.4%
Mortgage loans	8,959	17.0%	9,437	16.8%
Investment funds	1,982	3.8%	1,807	3.2%
Derivative assets	159	0.3%	208	0.4%
Short-term investments	103	0.2%	54	0.1%
Cash and cash equivalents	841	1.6%	1,049	1.9%
Other assets and liabilities	(364)	(0.7)%	(288)	(0.5)%
Total funds withheld at interest including related party	$52,604	100.0%	$56,114	100.0%

As of March 31, 2022 and December 31, 2021, we held $52.6 billion and $56.1 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 93.7% and 93.5% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2022 and December 31, 2021, respectively. The decrease in funds withheld at interest, including related party, was primarily driven by unrealized losses in the three months ended March 31, 2022 attributed to an increase in US Treasury rates and credit spread widening as well as run-off of the underlying blocks of business.

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

A discussion regarding our derivative instruments and how such instruments are used to manage risk is included in Note 4 – Derivative Instruments to the condensed consolidated financial statements.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$79,006	42.9%	$75,163	42.9%
CLO	18,036	9.8%	17,892	10.2%
Credit	97,042	52.7%	93,055	53.1%
CML	23,164	12.6%	21,438	12.2%
RML	8,442	4.6%	7,116	4.1%
RMBS	7,240	3.9%	6,969	4.0%
CMBS	3,551	1.9%	3,440	2.0%
Real estate	42,397	23.0%	38,963	22.3%
ABS	20,332	11.0%	20,376	11.6%
Alternative investments	11,506	6.2%	9,873	5.6%
State, municipal, political subdivisions and foreign government	2,722	1.5%	2,505	1.4%
Equity securities	824	0.4%	754	0.4%
Short-term investments	212	0.2%	111	0.1%
US government and agencies	2,636	1.4%	212	0.1%
Other investments	38,232	20.7%	33,831	19.2%
Cash and equivalents	5,238	2.8%	6,086	3.5%
Policy loans and other	1,362	0.8%	1,296	0.7%
Net invested assets excluding investment in Apollo	184,271	100.0%	173,231	98.8%
Investment in Apollo	—	—%	2,112	1.2%
Net invested assets	$184,271	100.0%	$175,343	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $184.3 billion and $175.3 billion as of March 31, 2022 and December 31, 2021, respectively. Corporate securities included $23.7 billion of private placements, which represented 12.9% of our net invested assets. The increase in net invested assets as of March 31, 2022 from December 31, 2021 was primarily driven by growth from net organic inflows over liability outflows, purchase accounting adjustments resulting in an increase in book value as our investment portfolio was marked up to fair value and an increase in valuation of several alternative investments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	Successor		Predecessor
	March 31, 2022		December 31, 2021
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Differentiated investments
Athora	$836	7.3%	$743	7.5%
MidCap	677	5.9%	666	6.7%
Wheels/Donlen	621	5.4%	590	6.0%
Catalina	436	3.8%	442	4.6%
Venerable	230	2.0%	219	2.2%
Other	1,527	13.3%	1,122	11.3%
Total differentiated investments	4,327	37.7%	3,782	38.3%
Real estate	2,959	25.7%	2,673	27.1%
Credit	1,448	12.5%	1,281	13.0%
Private equity	1,877	16.3%	1,298	13.1%
Real assets	384	3.3%	330	3.3%
Natural resources	388	3.4%	353	3.7%
Equities[1]	116	1.0%	133	1.3%
Other	7	0.1%	23	0.2%
Net alternative investments	$11,506	100.0%	$9,873	100.0%

1 As of March 31, 2022 and December 31, 2021, equities included our public equity position in Jackson.

Net alternative investments were $11.5 billion and $9.9 billion as of March 31, 2022 and December 31, 2021, respectively, representing 6.2% and 5.6% of our net invested assets portfolio as of March 31, 2022 and December 31, 2021, respectively. The increase in net alternative investments was primarily driven by the deployment of growth from net organic inflows over liability outflows and an increase in valuation of several alternative investments.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our condensed consolidated balance sheets. As discussed above in the net invested assets section, we adjust the GAAP presentation for funds withheld, modco and VIEs. We include CLO and ABS equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Our two largest alternative investments are Athora and MidCap. Athora is a strategic investment, while MidCap is an asset originator which, from time to time, provides us with access to assets for our investment portfolio.

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

Our alternative investment in Athora had a carrying value of $836 million and $743 million as of March 31, 2022 and December 31, 2021, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 21.98% and 4.36% for the three months ended March 31, 2022 and 2021, respectively. Alternative investment income from Athora was $46 million and $8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in alternative investment income was primarily due to a valuation increase in the current year.

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

Our alternative investment in MidCap had a carrying value of $677 million and $666 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, this alternative investment was comprised of our equity investment in MidCap, of $670 million and $659 million, respectively, and redeemable preferred stock of $7 million and $7 million, respectively. The MidCap equity investment returned a net investment earned rate of 17.63% and 37.48% for the three months ended March 31, 2022 and 2021, respectively. Alternative investment income from the equity investment in MidCap was $30 million and $52 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in alternative investment income for the three months ended March 31, 2022 compared to 2021 was mainly driven by a valuation increase in the prior year associated with a capital raise priced at a slight premium. The redeemable preferred stock returned a net investment earned rate of (103.47)% and 26.83% for the three months ended March 31, 2022 and 2021, respectively. Alternative investment income (loss) from the redeemable preferred stock was $(2) million and $5 million for the three months ended March 31, 2022 and 2021, respectively.

Equities

We hold a public equity position in Jackson (ticker: JXN), previously held as a private equity investment, after Jackson’s former parent company, Prudential plc, completed a dividend demerger transaction in September of 2021 which resulted in Jackson becoming a publicly traded company. Although the net invested asset value of this equity position is not significant, it has the ability to create volatility in our statements of income. As of March 31, 2022 and December 31, 2021, we held approximately 2.8 million and 3.4 million shares of Jackson, respectively, with a market value of $116 million and $133 million, net of the ACRA noncontrolling interest, respectively. Alternative investment income from Jackson was $12 million and $0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in alternative investment income was driven by the increase in Jackson’s share price in the current year, partially offset by a decrease in the number of shares held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliation of net income available to AHL common shareholder to spread related earnings, is as follows:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income (loss) available to Athene Holding Ltd. common shareholder	$(1,518)	$578
Preferred stock dividends	35	36
Net loss attributable to noncontrolling interest	(883)	(537)
Net income (loss)	(2,366)	77
Income tax expense (benefit)	(407)	62
Income (loss) before income taxes	(2,773)	139
Realized gains (losses) on sale of AFS securities	(64)	19
Unrealized, allowances and other investment gains[1]	(871)	75
Change in fair value of reinsurance assets	(1,657)	(865)
Offsets to investment gains (losses)	131	141
Investment losses, net of offsets	(2,461)	(630)
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(81)	488
Integration, restructuring and other non-operating expenses	(34)	(45)
Stock compensation expense[2]	(12)	(8)
Preferred stock dividends	35	36
Noncontrolling interests - pre-tax loss	(890)	(547)
Total adjustments to income (loss) before income taxes	(3,443)	(706)
Spread related earnings	$670	$845

[1] Unrealized, allowances and other investment gains (losses) was updated to include the change in fair value of Apollo investment. [2] Stock compensation expense was updated to include our long-term incentive plan expense.

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholder’s equity is as follows:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Total AHL shareholders’ equity	$11,149	$20,130
Less: Preferred stock	2,667	2,312
Total AHL common shareholder’s equity	8,482	17,818
Less: AOCI	(4,674)	2,430
Less: Accumulated change in fair value of reinsurance assets	(1,241)	585
Less: Accumulated change in fair value of mortgage loan assets	(533)	—
Total adjusted AHL common shareholder’s equity	$14,930	$14,803

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Successor		Predecessor
	Three months ended March 31, 2022		Three months ended March 31, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,683	3.71%	$1,669	4.40%
Change in fair value of reinsurance assets	220	0.49%	366	0.97%
VIE earnings adjustment	79	0.17%	37	0.09%
Alternative gains	18	0.04%	69	0.18%
ACRA noncontrolling interest	(305)	(0.67)%	(198)	(0.52)%
Apollo investment gain (loss)	(33)	(0.07)%	25	0.07%
Held for trading amortization and other	(7)	(0.02)%	30	0.08%
Total adjustments to arrive at net investment earnings/earned rate	(28)	(0.06)%	329	0.87%
Total net investment earnings/earned rate	$1,655	3.65%	$1,998	5.27%

Average net invested assets	$181,398		$151,644

The reconciliation of GAAP benefits and expenses to cost of funds is as follows:

	Successor		Predecessor
	Three months ended March 31, 2022		Three months ended March 31, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
GAAP benefits and expenses	$2,504	5.52%	$4,252	11.22%
Premiums	(2,110)	(4.65)%	(3,011)	(7.94)%
Product charges	(166)	(0.37)%	(150)	(0.40)%
Other revenues	3	0.01%	(14)	(0.04)%
FIA option costs	294	0.65%	279	0.74%
Reinsurance embedded derivative impacts	12	0.03%	14	0.04%
Change in fair value of embedded derivatives - FIA, net of offsets	350	0.77%	(298)	(0.79)%
DAC and DSI amortization related to investment gains and losses	10	0.02%	139	0.37%
Rider reserves related to investment gains and losses	124	0.27%	21	0.05%
Policy and other operating expenses, excluding policy acquisition expenses	(247)	(0.55)%	(201)	(0.53)%
AmerUs closed block fair value liability	127	0.28%	93	0.24%
ACRA noncontrolling interest	(87)	(0.19)%	(107)	(0.28)%
Other	12	0.03%	(7)	(0.02)%
Total adjustments to arrive at cost of funds	(1,678)	(3.70)%	(3,242)	(8.56)%
Total cost of funds	$826	1.82%	$1,010	2.66%

Average net invested assets	$181,398		$151,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
GAAP policy and other operating expenses	$335	$293
Interest expense	(33)	(32)
Policy acquisition expenses, net of deferrals	(88)	(92)
Integration, restructuring and other non-operating expenses	(34)	(45)
Stock compensation expenses[1]	(12)	(8)
ACRA noncontrolling interest	(51)	(21)
Other changes in policy and other operating expenses	(8)	(5)
Total adjustments to arrive at other operating expenses	(226)	(203)
Other operating expenses	$109	$90

[1] Stock compensation expense was updated to include our long-term incentive plan expense.

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Total investments, including related parties	$196,405	$209,176
Derivative assets	(3,668)	(4,387)
Cash and cash equivalents (including restricted cash)	9,357	10,275
Accrued investment income	885	962
Payables for collateral on derivatives	(3,105)	(3,934)
Reinsurance funds withheld and modified coinsurance	2,800	(1,035)
VIE and VOE assets, liabilities and noncontrolling interest	10,314	2,958
Unrealized (gains) losses	7,985	(4,057)
Ceded policy loans	(158)	(169)
Net investment receivables (payables)	410	75
Allowance for credit losses	495	361
Total adjustments to arrive at gross invested assets	25,315	1,049
Gross invested assets	221,720	210,225
ACRA noncontrolling interest	(37,449)	(34,882)
Net invested assets	$184,271	$175,343

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Investment funds, including related parties and VIEs	$17,899	$9,866
Equity securities[1]	732	872
CLO and ABS equities included in trading securities[1]	1,075	1,418
Investment in Apollo	—	(2,112)
Investment funds within funds withheld at interest	1,982	1,807
Royalties and other assets included in other investments	48	50
Net assets of the VIE, excluding investment funds	(8,632)	(772)
Unrealized (gains) losses and other adjustments	12	14
ACRA noncontrolling interest	(1,610)	(1,270)
Total adjustments to arrive at alternative investments	(6,393)	7
Net alternative investments	$11,506	$9,873

[1] Prior period has been updated to reflect a reclassification between equity securities and CLO and ABS equities included in trading securities.

The reconciliation of total liabilities to net reserve liabilities is as follows:

	Successor	Predecessor
(In millions)	March 31, 2022	December 31, 2021
Total liabilities	$232,442	$212,968
Long-term debt	(3,287)	(2,964)
Derivative liabilities	(631)	(472)
Payables for collateral on derivatives and short-term repurchase agreements	(5,717)	(6,446)
Other liabilities	(1,944)	(2,975)
Liabilities of consolidated VIEs	(6,801)	(461)
Reinsurance ceded receivables	(4,648)	(4,594)
Policy loans ceded	(158)	(169)
ACRA noncontrolling interest	(35,019)	(32,933)
Other	(3)	(3)
Total adjustments to arrive at net reserve liabilities	(58,208)	(51,017)
Net reserve liabilities	$174,234	$161,951

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of March 31, 2022 was $85.3 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of March 31, 2022 was $28.5 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit agreement, which was undrawn as of March 31, 2022 and had a remaining term of more than two years, subject to up to two one-year extensions. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to favorable market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, one liquidity risk is an extraordinary level of early policyholder withdrawals. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of March 31, 2022 and December 31, 2021, approximately 74% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2022 and December 31, 2021, approximately 54% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable which accounts for approximately 30% of our net reserve liabilities.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of each of March 31, 2022 and December 31, 2021, we had $0 million of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2022 and December 31, 2021, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.2 billion and $2.8 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2022, the total maximum borrowings under the FHLB facilities were limited to $43.3 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of March 31, 2022 we had the ability to draw up to a total of approximately $4.2 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of March 31, 2022 and December 31, 2021, the payables for repurchase agreements were $4.0 billion and $3.1 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.0 billion and $3.2 billion, respectively. As of March 31, 2022, payables for repurchase agreements were comprised of $2.5 billion of short-term and $1.5 billion of long-term repurchase agreements. As of December 31, 2021, payables for repurchase agreements were comprised of $2.5 billion of short-term and $598 million of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of March 31, 2022, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of March 31, 2022, we had no outstanding payables under this facility.

Cash Flows

Our cash flows were as follows:

	Successor	Predecessor
(In millions)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net income (loss)	$(2,366)	$77
Non-cash revenues and expenses	2,521	1,549
Net cash provided by operating activities	155	1,626
Sales, maturities and repayments of investments	12,078	5,230
Purchases of investments	(18,411)	(12,570)
Other investing activities	168	457
Net cash used in investing activities	(6,165)	(6,883)
Inflows on investment-type policies and contracts	8,342	5,162
Withdrawals on investment-type policies and contracts	(2,245)	(1,684)
Other financing activities	(634)	310
Net cash provided by financing activities	5,463	3,788
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net decrease in cash and cash equivalents[1]	$(551)	$(1,469)

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $155 million and $1.6 billion for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from pension group annuity transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $6.2 billion and $6.9 billion for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used in investing activities was primarily attributable to an increase in sales, maturities and repayments of AFS securities, largely offset by an increase in purchases of investments due to the deployment of significant cash inflows from organic growth compared to prior year.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings, repurchases of common stock and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $5.5 billion and $3.8 billion for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily attributed to higher organic inflows from retail and funding agreements net of withdrawals. This was partially offset by the payment of the $750 million dividend to Apollo declared in the prior quarter as well as the payment of common stock dividends of $188 million in the quarter ended March 31, 2022.

Material Cash Obligations

The following table summarizes estimated future cash obligations as of March 31, 2022:

	Payments Due by Period
(In millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Interest sensitive contract liabilities	$164,369	$13,831	$39,241	$32,335	$78,962
Future policy benefits	48,093	1,749	3,492	3,411	39,441
Other policy claims and benefits	146	146	—	—	—
Dividends payable to policyholders	100	3	9	9	79
Long-term debt[1]	4,802	125	253	253	4,171
Securities to repurchase[2]	4,052	2,430	246	624	752
Total	$221,562	$18,284	$43,241	$36,632	$123,405

[1] The obligations for long-term debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2022 interest rate.

Holding Company Liquidity

Common Stock Dividends

We declared common stock cash dividends of $750 million on December 31, 2021, payable to holders of AHL’s Class A shares with a record date and payment date following the completion of our merger with AGM. The dividend payable was included in related party other liabilities on the consolidated balance sheets as of December 31, 2021. The dividend was paid on January 4, 2022.

We declared common stock cash dividends of $187.5 million on March 30, 2022, payable to the holders of the AHL’s Class A common shares with a record date of March 30, 2022 and payment date of March 31, 2022.

Dividends from Subsidiaries

AHL is a holding company whose primary liquidity needs include the cash-flow requirements relating to its corporate activities, including its day-to-day operations, debt servicing, preferred and common stock dividend payments and strategic transactions, such as acquisitions. The primary source of AHL’s cash flow is dividends from its subsidiaries, which are expected to be adequate to fund cash flow requirements based on current estimates of future obligations.

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

Dividends from subsidiaries are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, ALRe is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of ALRe’s board of directors and its principal representative in Bermuda sign and submit to the Bermuda Monetary Authority (BMA) an affidavit attesting that a dividend in excess of this amount would not cause ALRe to fail to meet its relevant margins. In certain instances, ALRe would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to ALRe meeting its relevant margins, ALRe is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit agreement or by pursuing future issuances of debt to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Certain covenants in our credit agreement prohibit us from maintaining debt in excess of specified thresholds. Specifically, our credit agreement prohibits us from permitting the Consolidated Debt to Capitalization Ratio (as such term is defined in the credit agreement) to exceed 35% as of the end of any quarter.

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

See Note 9 – Debt to the consolidated financial statements in our 2021 Annual Report for further information on debt.

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances (in millions, except share, per share data and percentages):

Issuance	Fixed/Floating	Rate	Issue Date	Optional Redemption Date[1]	Shares Issued	Par Value Per Share	Liquidation Value Per Share	Aggregate Net Proceeds
Series A	Fixed-to-Floating Rate	6.350%	June 10, 2019	June 30, 2029	34,500	$1.00	$25,000	$839
Series B	Fixed-Rate	5.625%	September 19, 2019	September 30, 2024	13,800	$1.00	$25,000	$333
Series C	Fixed-Rate Reset	6.375%	June 11, 2020	Variable[2]	24,000	$1.00	$25,000	$583
Series D	Fixed-Rate	4.875%	December 18, 2020	December 30, 2025	23,000	$1.00	$25,000	$557

1 We may redeem preferred stock anytime on or after the dates set forth in this column, subject to the terms of the applicable certificate of designations.
2 We may redeem during a period from and including June 30 of each year in which there is a Reset Date to and including such Reset Date. Reset Date means September 30, 2025 and each date falling on the fifth anniversary of the preceding Reset Date.

See Note 10 – Equity to the consolidated financial statements in our 2021 Annual Report for further information on preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $2 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of March 31, 2022 and December 31, 2021, the revolving note payable had an outstanding balance of $417 million and $158 million, respectively.

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

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $14.6 billion and $13.5 billion as of December 31, 2021 and 2020, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the minimum margin of solvency and maintain minimum economic balance sheet (EBS) capital and surplus to meet the enhanced capital requirement. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The Bermuda group’s EBS capital and surplus was $19.7 billion and $17.2 billion, resulting in a BSCR ratio of 232% and 254% as of December 31, 2021 and 2020, respectively. The decrease was primarily driven by strong growth in our organic channels and the declared dividend. The Bermuda group’s BSCR ratio includes the capital and surplus of ALRe, AARe, ALReI and all of their subsidiaries, including AUSA and its subsidiaries. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2021 and 2020, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2021 and 2020, our Bermuda RBC was 410% and 460%, respectively. The decrease was primarily driven by strong growth in our organic channels, a recent NAIC update to C-1 factors and the declared dividend. The Bermuda RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance subsidiaries on an aggregate basis with certain adjustments made by management as described in the glossary. We exclude our interests in the AOG units and other subsidiary holding companies from our capital base for purposes of calculating Bermuda RBC, but do reflect such interests within our capital analysis, net of risk charges.

ACRA – ACRA provides us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA provides a capital source to fund both our inorganic and organic channels, including PGA, funding agreements and retail channels. This shareholder-friendly, strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2021 Annual Report. The following summary of our critical accounting estimates is intended to enhance one’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimate. Other than as described in this Item 2, there have been no material changes to our critical accounting estimates and judgments from those previously disclosed in our 2021 Annual Report. The following updates and supplements the critical accounting estimates and judgments in our 2021 Annual Report.

Investments

We are responsible for the fair value measurement of certain investments presented in our condensed consolidated financial statements. We perform regular analysis and review of our valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. We also perform quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, we use both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, we typically recognize our investment, including those for which we have elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of our investment funds for which we have elected the fair value option, see Note 6 – Fair Value to the condensed consolidated financial statements.

Valuation of Mortgage Loans

Effective January 1, 2022, we elected the fair value option on our mortgage loan portfolio. We use independent commercial pricing services to value our mortgage loans portfolio. Discounted cash flow analysis is performed through which the loans’ contractual cash flows are modeled and an appropriate discount rate is determined to discount the cash flows to arrive at a present value. Financial factors, credit factors, collateral characteristics and current market conditions are all taken into consideration when performing the discounted cash flow analysis. We perform vendor due diligence exercises annually to review vendor processes, models and assumptions. Additionally, we review price movements on a quarterly basis to ensure reasonableness.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of March 31, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 4.1% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of March 31, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.7 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased following the business combination and pushdown accounting election described in Note 2 – Business Combination. Using factors consistent with those previously disclosed in our 2021 Annual Report, changes to the GLWB and GMDB liability balance from these hypothetical changes in assumptions are not significant.

Derivatives

Valuation of Embedded Derivatives on indexed annuities

We issue and reinsure products, primarily indexed annuity products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract.

Indexed annuities and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior. The embedded derivative cash flows are discounted using a rate that reflects our own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date.

In general, the change in the fair value of the embedded derivatives will not directly correspond to the change in fair value of the hedging derivative assets. The derivatives are intended to hedge the index credits expected to be granted at the end of the current term. The options valued in the embedded derivatives represent the rights of the policyholder to receive index credits over the period indexed strategies are made available to the policyholder, which is typically longer than the current term of the options. From an economic basis we believe it is suitable to hedge with options that align with index terms of our indexed annuity products because policyholder accounts are credited with index performance at the end of each index term. However, because the value of an embedded derivative in an indexed annuity contract is longer-dated, there is a duration mismatch which may lead to differences in the recognition of income and expense for accounting purposes.

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to our credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the condensed consolidated statements of income (loss).

As of March 31, 2022, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $6.7 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	March 31, 2022
+100 bps discount rate	$(364)
–100 bps discount rate	407

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the condensed consolidated financial statements. In determining the ranges, we have considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see Item 3 Quantitative and Qualitative Disclosures About Market Risks.

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

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration, changes in the GLWB and GMDB reserves, and realized gains (losses) on investments. Current period gross profits for indexed annuities also include the change in fair value of both freestanding and embedded derivatives.

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

We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions, as previously discussed in future policy benefits. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated balance sheets as the associated reserves. Positive VOBA is recorded in DAC, DSI and VOBA on the condensed consolidated balance sheets.

VOBA and negative VOBA are amortized in relation to applicable policyholder liabilities. Significant assumptions which impact VOBA and negative VOBA amortization are consistent with those which impact the measurement of policyholder liabilities.

Estimated future gross profits vary based on a number of factors but are typically most sensitive to changes in investment spread margins, which are the most significant component of gross profits. If estimated gross profits for all future years on business in force were to change, including the impacts of shadow adjustments, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease to amortization of DAC and DSI on the condensed consolidated statements of income (loss) or AOCI.

Actual gross profits will depend on actual margins, including the changes in the value of embedded derivatives. The most sensitive assumption in determining the value of the embedded derivative is the vector of rates used to discount the embedded derivative cash flows. If the discount rates used to discount the embedded derivative cash flows were to change, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease in amortization of DAC and DSI on the condensed consolidated statements of income (loss).

Following the business combination and application of pushdown accounting described in Note 2 – Business Combination, Predecessor DAC and DSI balances were eliminated. Successor DAC and DSI balances exhibit less sensitivity to hypothetical changes in estimated future gross profits and changes in the embedded derivative discount rate as they are less material following the business combination. VOBA balances no longer amortize based on estimated gross profits, and accordingly, are not sensitive to changes to actual or estimated gross profits.

Impact of Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2021 Annual Report.
There have been no material changes to our market risk exposures from those previously disclosed in our 2021 Annual Report, except as described below.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of March 31, 2022, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $992 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $34 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity was primarily due to (i) the election of the fair value accounting option for our mortgage loan portfolio, and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income available to AHL common shareholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of March 31, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of March 31, 2022, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $399 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $30 million. As of December 31, 2021, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to our pre-tax income of $131 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of March 31, 2022 when compared to that as of December 31, 2021 is driven by (i) the decline in the market value of the equity options and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

Changes in Internal Control Over Financial Reporting

As discussed in Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Business Combination to the unaudited condensed consolidated financial statements included in Part I—Item 1. Financial Statements of this report, we completed our merger with Apollo Global Management, Inc. on January 1, 2022, and elected pushdown accounting as of the acquisition date. In conjunction with this business combination, we established a new basis of accounting, at fair value, for the assets acquired and liabilities assumed as of the date of the merger closing. As a result, we designed and implemented new controls over the accounting and disclosures related to purchase accounting.

Except for the changes in connection with the acquisition as noted above, there were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following should be read in conjunction with, and supplement and amend, the factors that may affect our business or operations described in Part I–Item 1A. Risk Factors of our 2021 Annual Report. Other than as described in this Item 1A, there have been no material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report.

The following updates and supplements the risk factors described in our 2021 Annual Report:
Changes in the laws and regulations governing the insurance industry or otherwise applicable to our business, may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.

Certain of the laws and regulations to which we are subject are summarized in Part I–Item 1. Business–Regulation of our 2021 Annual Report. Changes in the laws and regulations relevant to our business may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects. Certain of the risks associated with changes in these laws and regulations are discussed in greater detail below.

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

Although we are subject to regulation in each state in which we conduct business, in many instances the state insurance laws and regulations emanate from the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Moreover, the NAIC and state insurance regulators are increasingly focused on the relationships between private equity firms and insurers. In December 2021, an NAIC task force released a list of 13 regulatory considerations applicable to private equity-owned insurers and asked an NAIC working group to coordinate review of such considerations. These actions signify increased scrutiny of insurance companies owned by private equity firms and the potential for additional regulation. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Changes in these laws and regulations or interpretations thereof are often made for the benefit of the consumer and at the expense of the insurer and could have a material adverse effect on our domestic insurance subsidiaries’ businesses, financial condition and results of operations. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to our detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Eighth Amended and Restated Fee Agreement, dated as of March 31, 2022, between Apollo Insurance Solutions Group LP and Athene Holding Ltd.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: May 10, 2022	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)