Form 10-Q
period 2022-06-30
Athene Holding Ltd
filed 2022-08-09
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2022, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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
•the discontinuation of certain Inter-bank Offered Rates (IBORs), including the London Inter-bank Offered Rate (LIBOR);
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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension group annuity benefit payments
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity

Term or Acronym	Definition
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income (loss) with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2022 – $107,207 and 2021 – $96,458; allowance for credit losses: 2022 – $609 and 2021 – $123)	$92,011	$100,159
Trading securities, at fair value	1,735	2,056
Equity securities (portion at fair value: 2022 – $1,108 and 2021 – $1,170)	1,508	1,170
Mortgage loans (allowance for credit losses: 2021 – $154; portion at fair value: 2022 – $25,218 and 2021 – $17)	25,218	20,748
Investment funds (portion at fair value: 2022 – $25 and 2021 – $183)	133	1,178
Policy loans	358	312
Funds withheld at interest (portion at fair value: 2022 – $(3,958) and 2021 – $782)	37,638	43,907
Derivative assets	2,932	4,387
Short-term investments (portion at fair value: 2022 – $238 and 2021 – $139)	264	139
Other investments (portion at fair value: 2022 – $142 and 2021 – $130)	855	1,473
Total investments	162,652	175,529
Cash and cash equivalents	11,172	9,479
Restricted cash	753	796
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2022 – $9,429 and 2021 – $10,401; allowance for credit losses: 2022 – $20 and 2021 – $0)	8,955	10,402
Trading securities, at fair value	898	1,781
Equity securities, at fair value	163	284
Mortgage loans (allowance for credit losses: 2021 – $5; portion at fair value: 2022 – $1,416 and 2021 – $0)	1,416	1,360
Investment funds (portion at fair value: 2022 – $818 and 2021 – $2,958)	1,538	7,391
Funds withheld at interest (portion at fair value: 2022 – $(1,129) and 2021 – $578)	10,675	12,207
Other investments	272	222
Accrued investment income (related party: 2022 – $76 and 2021 – $54)	1,086	962
Reinsurance recoverable (portion at fair value: 2022 – $1,580 and 2021 – $1,991)	4,437	4,594
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,890	5,362
Goodwill	4,153	—
Other assets (related party: 2022 – $83 and 2021 – $0)	8,947	1,257
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2022 – $223 and 2021 – $0)	386	—
Mortgage loans (related party: 2022 – $387 and 2021 – $231; allowance for credit losses: 2021 – $78; portion at fair value: 2022 – $1,626 and 2021 – $0)	1,992	2,040
Investment funds, at fair value (related party: 2022 – $8,684 and 2021 – $1,068)	9,494	1,297
Other investments (portion at fair value: 2022 – $31 and 2021 – $0)	111	—
Cash and cash equivalents	198	154
Other assets	66	32
Total assets	$234,254	$235,149

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions, except per share data)	June 30, 2022	December 31, 2021
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2022 – $12,653 and 2021 – $12,948; portion at fair value: 2022 – $6,394 and 2021 – $16,142)	$164,571	$156,325
Future policy benefits (related party: 2022 – $2,078 and 2021 – $1,853; portion at fair value: 2022 – $1,870 and 2021 – $2,262)	52,478	42,488
Debt	3,279	2,964
Derivative liabilities	1,223	472
Payables for collateral on derivatives and securities to repurchase	6,013	7,044
Other liabilities (related party: 2022 – $219 and 2021 – $936)	2,893	3,214
Liabilities of consolidated variable interest entities	408	461
Total liabilities	230,865	212,968
Commitments and Contingencies (Note 11)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2022 and 2021 – 425.0 shares; issued and outstanding: 2022 – 203.8 and 2021 – 192.2 shares	—	—
Additional paid-in capital	17,586	6,667
Retained earnings (accumulated deficit)	(4,074)	11,033
Accumulated other comprehensive income (loss) (related party: 2022 – $(323) and 2021 – $33)	(9,787)	2,430
Total Athene Holding Ltd. shareholders’ equity	3,725	20,130
Noncontrolling interests	(336)	2,051
Total equity	3,389	22,181
Total liabilities and equity	$234,254	$235,149

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenues
Premiums (related party of $76 and $78 for the three months ended and $147 and $157 for the six months ended June 30, 2022 and 2021, respectively)	$5,614	$1,598	$7,724	$4,609
Product charges (related party of $10 and $12 for the three months ended and $20 and $23 for the six months ended June 30, 2022 and 2021, respectively)	175	157	341	307
Net investment income (related party investment income of $224 and $860 for the three months ended and $725 and $1,456 for the six months ended June 30, 2022 and 2021, respectively; and related party investment expense of $182 and $140 for the three months ended and $368 and $284 for the six months ended June 30, 2022 and 2021, respectively)	1,726	2,017	3,409	3,686
Investment related gains (losses) (related party of $(606) and $280 for the three months ended and $(1,210) and $141 for the six months ended June 30, 2022 and 2021, respectively)	(5,763)	2,592	(9,963)	2,170
Other revenues (related party of $9 and $15 for the three months ended and $18 and $15 for the six months ended June 30, 2022 and 2021, respectively)	(9)	20	(12)	34
Revenues of consolidated variable interest entities
Net investment income	30	21	47	56
Investment related gains (losses) (related party of $59 and $0 for the three months ended and $59 and $0 for the six months ended June 30, 2022 and 2021, respectively)	22	18	(20)	(48)
Total revenues	1,795	6,423	1,526	10,814
Benefits and expenses
Interest sensitive contract benefits (related party of $(36) and $135 for the three months ended and $(47) and $211 for the six months ended June 30, 2022 and 2021, respectively)	(621)	1,979	(662)	2,373
Amortization of deferred sales inducements	—	22	—	106
Future policy and other policy benefits (related party of $71 and $111 for the three months ended and $134 and $200 for the six months ended June 30, 2022 and 2021, respectively)	5,609	1,950	7,694	5,267
Amortization of deferred acquisition costs and value of business acquired	125	230	250	394
Policy and other operating expenses (related party of $59 and $12 for the three months ended and $116 and $24 for the six months ended June 30, 2022 and 2021, respectively)	358	252	693	545
Total benefits and expenses	5,471	4,433	7,975	8,685
Income (loss) before income taxes	(3,676)	1,990	(6,449)	2,129
Income tax expense (benefit)	(484)	184	(891)	246
Net income (loss)	(3,192)	1,806	(5,558)	1,883
Less: Net income (loss) attributable to noncontrolling interests	(1,072)	389	(1,955)	(148)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(2,120)	1,417	(3,603)	2,031
Less: Preferred stock dividends	35	35	70	71
Net income (loss) available to Athene Holding Ltd. common shareholder	$(2,155)	$1,382	$(3,673)	$1,960

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net income (loss)	$(3,192)	$1,806	$(5,558)	$1,883
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(7,273)	1,692	(13,703)	(899)
Unrealized gains (losses) on hedging instruments	81	92	(48)	61
Foreign currency translation and other adjustments	(58)	1	(54)	1
Other comprehensive income (loss), before tax	(7,250)	1,785	(13,805)	(837)
Income tax expense (benefit) related to other comprehensive income (loss)	(1,283)	345	(2,453)	(151)
Other comprehensive income (loss)	(5,967)	1,440	(11,352)	(686)
Comprehensive income (loss)	(9,159)	3,246	(16,910)	1,197
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,926)	513	(3,520)	(200)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(7,233)	$2,733	$(13,390)	$1,397

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Successor
	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at March 31, 2022	$—	$—	$17,555	$(1,732)	$(4,674)	$11,149	$2,543	$13,692
Net income	—	—	—	(2,120)	—	(2,120)	(1,072)	(3,192)
Other comprehensive income	—	—	—	—	(5,113)	(5,113)	(854)	(5,967)
Stock-based compensation allocation from parent	—	—	12	—	—	12	—	12
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contributions from parent	—	—	19	—	—	19	—	19
Contributions from noncontrolling interests	—	—	—	—	—	—	400	400
Consolidation of variable interest entities	—	—	—	—	—	—	(1,353)	(1,353)
Balance at June 30, 2022	$—	$—	$17,586	$(4,074)	$(9,787)	$3,725	$(336)	$3,389

	Predecessor
	Three months ended
Balance at March 31, 2021	$—	$—	$6,623	$8,647	$2,021	$17,291	$1,045	$18,336
Net income	—	—	—	1,417	—	1,417	389	1,806
Other comprehensive income	—	—	—	—	1,316	1,316	124	1,440
Issuance of common shares, net of expenses	—	—	6	—	—	6	—	6
Stock-based compensation	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Contributions from noncontrolling interests	—	—	—	—	—	—	85	85
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	22	22
Balance at June 30, 2021	$—	$—	$6,640	$10,029	$3,337	$20,006	$1,665	$21,671

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Successor
	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance as of January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(3,603)	—	(3,603)	(1,955)	(5,558)
Other comprehensive loss	—	—	—	—	(9,787)	(9,787)	(1,565)	(11,352)
Stock-based compensation allocation from parent	—	—	23	—	—	23	—	23
Preferred stock dividends	—	—	—	(70)	—	(70)	—	(70)
Common stock dividends	—	—	—	(375)	—	(375)	—	(375)
Contributions from parent	—	—	19	—	—	19	—	19
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	711	711
Consolidation of variable interest entities	—	—	—	—	—	—	281	281
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at June 30, 2022	$—	$—	$17,586	$(4,074)	$(9,787)	$3,725	$(336)	$3,389

	Predecessor
	Six months ended
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income (loss)	—	—	—	2,031	—	2,031	(148)	1,883
Other comprehensive loss	—	—	—	—	(634)	(634)	(52)	(686)
Issuance of common shares, net of expenses	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	20	—	—	20	—	20
Retirement or repurchase of shares	—	—	—	(4)	—	(4)	—	(4)
Preferred stock dividends	—	—	—	(71)	—	(71)	—	(71)
Contributions from noncontrolling interests	—	—	—	—	—	—	320	320
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	62	62
Balance at June 30, 2021	$—	$—	$6,640	$10,029	$3,337	$20,006	$1,665	$21,671

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from operating activities
Net income (loss)	$(5,558)	$1,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	250	394
Amortization of deferred sales inducements	—	106
Net amortization (accretion) of net investment premiums, discounts and other	155	(118)
Net investment (income) loss (related party: 2022 – $12 and 2021 – $(933))	(267)	(966)
Net recognized (gains) losses on investments and derivatives (related party: 2022 – $183 and 2021 – $(159))	4,892	(1,908)
Policy acquisition costs deferred	(434)	(287)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2022 – $(22) and 2021 – $(20))	(124)	(105)
Interest sensitive contract liabilities (related party: 2022 – $(68) and 2021 – $188)	(1,604)	1,788
Future policy benefits and reinsurance recoverable (related party: 2022 – $76 and 2021 – $142)	3,933	1,560
Funds withheld assets (related party: 2022 – $970 and 2021 – $(187))	4,622	(90)
Other assets and liabilities	(1,139)	241
Net cash provided by operating activities	4,726	2,498
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2022 – $3,047 and 2021 – $881)	14,494	9,018
Trading securities (related party: 2022 – $79 and 2021 – $83)	105	127
Equity securities	96	42
Mortgage loans (related party: 2022 – $33 and 2021 – $0)	1,829	1,363
Investment funds (related party: 2022 – $769 and 2021 – $892)	940	946
Derivative instruments and other invested assets (related party: 2022 – $74 and 2021 – $330)	2,064	2,566
Short-term investments (related party: 2022 – $0 and 2021 – $98)	114	400
Purchases of:
Available-for-sale securities (related party: 2022 – $(1,880) and 2021 – $(1,626))	(18,665)	(17,987)
Trading securities (related party: 2022 – $(152) and 2021 – $(230))	(267)	(318)
Equity securities (related party: 2022 – $(13) and 2021 – $(46))	(74)	(123)
Mortgage loans (related party: 2022 – $(364) and 2021 – $(148))	(7,832)	(3,596)
Investment funds (related party: 2022 – $(3,130) and 2021 – $(923))	(3,256)	(1,056)
Derivative instruments and other invested assets (related party: 2022 – $(124) and 2021 – $0)	(1,335)	(2,247)
Short-term investments (related party: 2022 – $(33) and 2021 – $(100))	(271)	(278)
Consolidation of new variable interest entities	393	—
Deconsolidation of previously consolidated entities	(365)	—
Other investing activities, net	311	(129)
Net cash used in investing activities	(11,719)	(11,272)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from financing activities
Issuance of common stock	$—	$7
Proceeds from debt	—	497
Deposits on investment-type policies and contracts (related party: 2022 – $38 and 2021 – $44)	13,925	11,120
Withdrawals on investment-type policies and contracts (related party: 2022 – $(167) and 2021 – $(200))	(4,074)	(3,476)
Payments for coinsurance agreements on investment-type contracts, net	(20)	—
Capital contributions from noncontrolling interests	711	320
Net change in cash collateral posted for derivative transactions and securities to repurchase	(1,024)	687
Preferred stock dividends	(70)	(71)
Common stock dividends	(1,125)	—
Repurchase of common stock	—	(4)
Other financing activities, net	384	(22)
Net cash provided by financing activities	8,707	9,058
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net increase in cash and cash equivalents	1,694	284
Cash and cash equivalents at beginning of year[1]	10,429	8,442
Cash and cash equivalents at end of period[1]	$12,123	$8,726

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $153 and 2021 – $177)	$719	$449
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $718 and 2021 – $819)	3,944	4,101
Investments received from settlements on reinsurance agreements	20	74
Investments received from pension group annuity premiums	2,510	2,765
Assets contributed to consolidated VIEs	7,845	169
Distributions to parent	2,145	—

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

We conduct business primarily through the following consolidated subsidiaries:

•Our non-US reinsurance subsidiaries, to which AHL’s other insurance subsidiaries and third-party ceding companies directly and indirectly reinsure a portion of their liabilities, including Athene Life Re Ltd. (ALRe), a Bermuda exempted company, Athene Annuity Re Ltd. (AARe) and Athene Life Re International Ltd. (ALReI); and
•Athene USA Corporation, an Iowa corporation (together with its subsidiaries, AUSA).

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

We are required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. We do not expect that the adoption of this standard will have a material effect on our shareholders’ equity as of our transition date, which is January 1, 2022. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements for periods subsequent to our transition date.

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

The following represents the calculation of consideration:

(In millions, except exchange ratio and share price data)	Consideration
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration	699
Effective settlement of pre-existing relationships	896
Total merger consideration	13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604
Fair value of preferred stock	2,666
Noncontrolling interest	2,276
Total AHL equity value	$22,546

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the calculation of goodwill and fair value amounts recognized:

(In millions)	Fair value and goodwill calculation
Merger consideration	$13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604

Assets
Investments	$175,987
Cash and cash equivalents	9,479
Restricted cash	796
Investment in related parties	33,786
Reinsurance recoverable	4,977
VOBA	4,547
Other assets	5,754
Assets of consolidated variable interest entities	3,635
Estimated fair value of total assets acquired by AGM	238,961
Liabilities
Interest sensitive contract liabilities	160,205
Future policy benefits	47,120
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Other liabilities	2,443
Liabilities of consolidated variable interest entities	461
Estimated fair value of total liabilities assumed by AGM	220,568
Identifiable net assets	18,393
Less: Fair value of preferred stock	2,666
Less: Fair value of noncontrolling interests	2,276
Estimated fair value of net assets acquired by AGM, excluding goodwill	13,451
Goodwill attributable to AHL	$4,153

Included within the above are provisional amounts for (1) VOBA, (2) interest sensitive contract liabilities, (3) future policy benefits, and (4) other assets and other liabilities for the portion of our net assets AGM acquired relating to other identifiable intangible assets and deferred taxes, based on the availability of data as of the date the financial statements were available to be issued. Adjustments to provisional amounts are made prospectively as data becomes available. The income effects from changes to provisional amounts are recorded in the period the adjustment is made, as if the adjustment had been recorded on the merger date. In the second quarter of 2022, measurement period adjustments decreased provisional goodwill by $28 million, primarily relating to a decrease in interest sensitive contract liabilities and future policy benefits. The income statement effects of the measurement period adjustments were immaterial to the prior period. We expect to finalize pushdown accounting as soon as practicable but no later than one year from the merger date.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	Successor
	June 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,277	$—	$1	$(484)	$2,794
US state, municipal and political subdivisions	1,209	—	—	(209)	1,000
Foreign governments	1,199	(61)	4	(246)	896
Corporate	67,584	(70)	45	(11,341)	56,218
CLO	14,783	(107)	2	(1,193)	13,485
ABS	10,095	(14)	8	(542)	9,547
CMBS	3,181	(9)	16	(284)	2,904
RMBS	5,879	(348)	3	(367)	5,167
Total AFS securities	107,207	(609)	79	(14,666)	92,011
AFS securities – related party
Corporate	1,043	—	2	(38)	1,007
CLO	2,945	(19)	1	(248)	2,679
ABS	5,441	(1)	1	(172)	5,269
Total AFS securities – related party	9,429	(20)	4	(458)	8,955
Total AFS securities including related party	$116,636	$(629)	$83	$(15,124)	$100,966

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213
Foreign governments	1,110	—	35	(17)	1,128
Corporate	62,817	—	4,060	(651)	66,226
CLO	13,793	—	44	(185)	13,652
ABS	8,890	(17)	151	(35)	8,989
CMBS	2,764	(3)	56	(59)	2,758
RMBS	5,772	(103)	326	(25)	5,970
Total AFS securities	96,458	(123)	4,808	(984)	100,159
AFS securities – related party
Corporate	842	—	19	(2)	859
CLO	2,573	—	5	(29)	2,549
ABS	6,986	—	61	(53)	6,994
Total AFS securities – related party	10,401	—	85	(84)	10,402
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	Successor
	June 30, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$926	$916
Due after one year through five years	9,672	8,931
Due after five years through ten years	19,820	17,071
Due after ten years	42,851	33,990
CLO, ABS, CMBS and RMBS	33,938	31,103
Total AFS securities	107,207	92,011
AFS securities – related party
Due in one year or less	1	1
Due after one year through five years	23	22
Due after five years through ten years	777	749
Due after ten years	242	235
CLO and ABS	8,386	7,948
Total AFS securities – related party	9,429	8,955
Total AFS securities including related party	$116,636	$100,966

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	Successor
	June 30, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,601	$(484)	$—	$—	$2,601	$(484)
US state, municipal and political subdivisions	994	(209)	—	—	994	(209)
Foreign governments	875	(246)	—	—	875	(246)
Corporate	55,289	(11,339)	—	—	55,289	(11,339)
CLO	12,194	(1,134)	—	—	12,194	(1,134)
ABS	5,975	(478)	—	—	5,975	(478)
CMBS	2,373	(274)	—	—	2,373	(274)
RMBS	2,989	(264)	—	—	2,989	(264)
Total AFS securities	83,290	(14,428)	—	—	83,290	(14,428)
AFS securities – related party
Corporate	472	(31)	—	—	472	(31)
CLO	2,405	(233)	—	—	2,405	(233)
ABS	4,841	(160)	—	—	4,841	(160)
Total AFS securities – related party	7,718	(424)	—	—	7,718	(424)
Total AFS securities including related party	$91,008	$(14,852)	$—	$—	$91,008	$(14,852)

	Predecessor
	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$164	$(8)	$22	$(2)	$186	$(10)
US state, municipal and political subdivisions	122	(2)	1	—	123	(2)
Foreign governments	387	(17)	1	—	388	(17)
Corporate	18,995	(523)	863	(59)	19,858	(582)
CLO	7,685	(124)	1,537	(35)	9,222	(159)
ABS	4,038	(16)	165	(12)	4,203	(28)
CMBS	880	(29)	177	(22)	1,057	(51)
RMBS	437	(9)	274	(5)	711	(14)
Total AFS securities	32,708	(728)	3,040	(135)	35,748	(863)
AFS securities – related party
Corporate	313	(2)	—	—	313	(2)
CLO	1,245	(20)	163	(3)	1,408	(23)
ABS	3,801	(52)	13	(1)	3,814	(53)
Total AFS securities – related party	5,359	(74)	176	(4)	5,535	(78)
Total AFS securities including related party	$38,067	$(802)	$3,216	$(139)	$41,283	$(941)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	Successor
	June 30, 2022
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,475	—
AFS securities – related party	140	—

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since application of pushdown accounting or acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Successor
	Three months ended June 30, 2022
		Additions		Reductions
(In millions)	Beginning Balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$66	$—	$—	$—	$(5)	$61
Corporate	55	6	—	—	9	70
CLO	18	4	—	—	85	107
ABS	11	4	—	—	(1)	14
CMBS	6	8	—	—	(5)	9
RMBS	312	20	1	(9)	24	348
Total AFS securities	468	42	1	(9)	107	609
AFS securities – related party
CLO	3	—	—	—	16	19
ABS	17	1	—	—	(17)	1
Total AFS securities – related party	20	1	—	—	(1)	20
Total AFS securities including related party	$488	$43	$1	$(9)	$106	$629

	Predecessor
	Three months ended June 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$8	$1	$—	$—	$(4)	$5
CLO	—	3	—	—	—	3
ABS	11	—	—	—	(1)	10
CMBS	14	—	—	—	(8)	6
RMBS	78	—	4	(3)	4	83
Total AFS securities	111	4	4	(3)	(9)	107
AFS securities – related party, CLO	—	2	—	—	—	2
Total AFS securities including related party	$111	$6	$4	$(3)	$(9)	$109

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Six months ended June 30, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$—	$(5)	$61
Corporate	—	61	—	—	9	70
CLO	—	22	—	—	85	107
ABS	5	9	—	—	—	14
CMBS	—	14	—	—	(5)	9
RMBS	306	29	1	(17)	29	348
Total AFS securities	311	201	1	(17)	113	609
AFS securities – related party
CLO	—	3	—	—	16	19
ABS	—	18	—	—	(17)	1
Total AFS securities – related party	—	21	—	—	(1)	20
Total AFS securities including related party	$311	$222	$1	$(17)	$112	$629

	Predecessor
	Six months ended June 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$3	$—	$(2)	$(2)	$5
CLO	1	3	—	—	(1)	3
ABS	6	5	—	—	(1)	10
CMBS	10	2	—	—	(6)	6
RMBS	80	—	6	(6)	3	83
Total AFS securities	103	13	6	(8)	(7)	107
AFS securities – related party, CLO	1	2	—	(1)	—	2
Total AFS securities including related party	$104	$15	$6	$(9)	$(7)	$109

Net Investment Income—Net investment income by asset class, including related party, consists of the following:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
AFS securities	$932	$939	$1,808	$1,799
Trading securities	49	60	112	123
Equity securities	9	3	24	7
Mortgage loans	297	189	534	367
Investment funds	104	701	408	1,143
Funds withheld at interest	476	172	813	378
Other	48	95	90	159
Investment revenue	1,915	2,159	3,789	3,976
Investment expenses	(189)	(142)	(380)	(290)
Net investment income	$1,726	$2,017	$3,409	$3,686

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Related Gains (Losses)—Investment related gains (losses) by asset class, including related party, consists of the following:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
AFS securities
Gross realized gains on investment activity	$217	$208	$320	$281
Gross realized losses on investment activity	(832)	(171)	(1,242)	(314)
Net realized investment gains (losses) on AFS securities	(615)	37	(922)	(33)
Net recognized investment gains (losses) on trading securities	(161)	61	(368)	(8)
Net recognized investment gains (losses) on equity securities	(271)	8	(248)	25
Net recognized investment losses on mortgage loans	(1,099)	—	(1,895)	—
Derivative gains (losses)	(3,932)	2,484	(6,973)	2,046
Provision for credit losses	(172)	2	(364)	60
Other gains	487	—	807	80
Investment related gains (losses)	$(5,763)	$2,592	$(9,963)	$2,170

Proceeds from sales of AFS securities were $1,614 million and $2,006 million for the three months ended June 30, 2022 and 2021, respectively, and $5,785 million and $2,898 million for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party, we held as of the respective period end:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Trading securities	$(160)	$66	$(349)	$(55)
Trading securities – related party	(3)	(4)	(7)	54
Equity securities	(255)	18	(238)	27
Equity securities – related party	(8)	(5)	(13)	1

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	Successor
	June 30, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$—	$1,680	$200	$2,229	$4,109

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the securities pledged as collateral for repurchase agreements:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,284	$1,919	$—	$—
Foreign governments	140	106	—	—
Corporate	1,746	1,476	2,923	3,208
CLO	271	258	—	—
ABS	470	417	—	—
Total securities pledged under repurchase agreements	$4,911	$4,176	$2,923	$3,208

Reverse Repurchase Agreements—As of June 30, 2022, amounts loaned under reverse repurchase agreements were $26 million, and collateral received was $616 million.

Mortgage Loans, including related party and VIEs—Mortgage loans includes both commercial and residential loans. In connection with the merger, we elected the fair value option on our mortgage loan portfolio. See Note 6 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

Successor
(In millions)	June 30, 2022
Commercial mortgage loans	$19,898
Commercial mortgage loans under development	627
Total commercial mortgage loans	20,525
Mark to fair value	(1,186)
Commercial mortgage loans	19,339
Residential mortgage loans	9,723
Mark to fair value	(436)
Residential mortgage loans	9,287
Mortgage loans	$28,626

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$5,148	26.6%	$4,870	28.8%
Retail	1,929	10.0%	2,022	12.0%
Apartment	6,068	31.4%	4,626	27.4%
Hotels	1,730	8.9%	1,727	10.2%
Industrial	2,459	12.7%	2,336	13.8%
Other commercial	2,005	10.4%	1,316	7.8%
Total commercial mortgage loans	$19,339	100.0%	$16,897	100.0%

US region
East North Central	$1,658	8.6%	$1,697	10.0%
East South Central	447	2.3%	470	2.8%
Middle Atlantic	4,118	21.3%	3,637	21.5%
Mountain	935	4.8%	460	2.7%
New England	1,118	5.8%	453	2.7%
Pacific	4,060	21.0%	3,994	23.6%
South Atlantic	2,886	14.9%	2,817	16.7%
West North Central	273	1.4%	271	1.6%
West South Central	1,203	6.2%	997	5.9%
Total US region	16,698	86.3%	14,796	87.5%
International region
United Kingdom	1,703	8.8%	1,279	7.6%
Other International[1]	938	4.9%	822	4.9%
Total international region	2,641	13.7%	2,101	12.5%
Total commercial mortgage loans	$19,339	100.0%	$16,897	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	Successor	Predecessor
	June 30, 2022	December 31, 2021
US states
California	31.6%	28.4%
Florida	10.0%	11.4%
New Jersey	5.1%	5.1%
Other[1]	39.8%	43.3%
Total US residential mortgage loan percentage	86.5%	88.2%
International
United Kingdom	5.1%	3.8%
Ireland	4.1%	6.4%
Other[2]	4.3%	1.6%
Total international residential mortgage loan percentage	13.5%	11.8%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in origination platforms, insurance platforms, and equity, hybrid, yield and other funds. Investment funds can meet the definition of VIEs, which are discussed further in Note 5 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party and consolidated VIEs:

	Successor		Predecessor
	June 30, 2022		December 31, 2021[1]
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$21	15.8%	$410	34.8%
Hybrid	93	69.9%	667	56.6%
Yield	19	14.3%	99	8.4%
Other	—	—%	2	0.2%
Total investment funds	133	100.0%	1,178	100.0%
Investment funds – related parties
Strategic origination platforms	267	17.4%	1,338	18.1%
Strategic insurance platforms	1,092	71.0%	1,440	19.5%
Apollo and other fund investments
Equity	148	9.6%	1,199	16.2%
Hybrid	8	0.5%	952	12.9%
Yield	1	0.1%	305	4.1%
Other[2]	22	1.4%	2,157	29.2%
Total investment funds – related parties	1,538	100.0%	7,391	100.0%
Investment funds owned by consolidated VIEs
Strategic origination platforms	2,883	30.4%	264	20.3%
Strategic insurance platforms	554	5.8%	—	—%
Apollo and other fund investments
Equity	2,575	27.1%	229	17.7%
Hybrid	2,154	22.7%	56	4.3%
Yield	1,288	13.6%	748	57.7%
Other	40	0.4%	—	—%
Total investment funds owned by consolidated VIEs	9,494	100.0%	1,297	100.0%
Total investment funds including related party and funds owned by consolidated VIEs	$11,165		$9,866

Note: During 2022, we contributed the majority of our investment funds to Apollo Aligned Alternatives, L.P. (AAA), which we consolidate as a VIE. See Note 10 – Related Parties for further information on AAA.

[1] Certain reclassifications have been made to conform with current year presentation.
[2] Includes our investment in Apollo held as of December 31, 2021.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$133	$217	$1,178	$1,792
Investment in related parties – investment funds	1,538	1,776	7,391	10,922
Assets of consolidated VIEs – investment funds	9,494	15,121	1,297	1,647
Investment in fixed maturity securities	31,507	35,103	31,769	31,622
Investment in related parties – fixed maturity securities	8,846	9,313	11,324	12,681
Investment in related parties – equity securities	163	163	284	284
Total non-consolidated investments	$51,681	$61,693	$53,243	$58,948

Concentrations—The following represents our investment concentrations in excess of 10% of shareholders’ equity:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Athene Freedom[1]	$1,323	$3,119
Athora[1]	975	N/A
PK AirFinance[1]	932	N/A
AP Tundra	918	N/A
SoftBank Vision Fund II	816	N/A
Cayman Universe	794	N/A
AOP Finance	735	N/A
AA Infrastructure	627	N/A
MidCap Financial[1]	553	N/A
Tiger Global	531	N/A
Bank of America	530	N/A
Venerable[1]	502	N/A
Morgan Stanley	495	N/A
Towd Point	476	N/A
AA Warehouse	443	N/A
Apollo Rose II (B), L.P.[2]	437	N/A
AT&T	418	N/A
JP Morgan Chase	406	N/A
FWD Group	400	N/A
HWIRE	397	N/A
Mileage Plus	391	N/A
Comcast	386	N/A

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in Note 10 – Related Parties.

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

The following table presents the notional amount and fair value of derivative instruments:

	Successor			Predecessor
	June 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,617	$678	$109	6,371	$281	$56
Forwards	5,009	427	3	6,395	189	2
Interest rate swaps	4,468	—	676	2,783	—	173
Forwards on net investments	235	7	—	231	—	4
Interest rate swaps	6,770	28	8	500	—	1
Total derivatives designated as hedges		1,140	796		470	236
Derivatives not designated as hedges
Equity options	60,234	1,076	105	57,890	3,629	115
Futures	21	20	1	33	67	—
Total return swaps	137	—	14	231	10	—
Foreign currency swaps	2,928	149	90	2,592	57	19
Interest rate swaps	461	69	1	483	78	1
Credit default swaps	10	—	1	10	—	3
Foreign currency forwards	11,623	478	215	7,382	76	98
Embedded derivatives
Funds withheld including related party		(5,087)	—		1,360	45
Interest sensitive contract liabilities		—	5,451		—	14,907
Total derivatives not designated as hedges		(3,295)	5,878		5,277	15,188
Total derivatives		$(2,155)	$6,674		$5,747	$15,424

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

	Predecessor
(In millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Foreign currency swaps – Other comprehensive income	$88	$57
Foreign currency swaps – Investment related gains (losses)	27	27

There were no amounts deemed ineffective during the three and six months ended June 30, 2021.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,966	$(354)	$4,224	$(136)
Foreign currency swaps	4,524	(441)	—	—
Mortgage loans – Foreign currency forwards	—	—	1,686	(44)
Interest sensitive contract liabilities
Foreign currency swaps	1,067	93	—	—
Foreign currency interest rate swaps	4,348	495	2,773	121
Interest rate swaps	6,770	93	500	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	$201	$(232)	$(31)	$16	$—
Foreign currency swaps	242	(252)	(10)	—	—
Foreign currency interest rate swaps	(335)	298	(37)	—	—
Interest rate swaps	(5)	18	13	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(14)	1	—	—

Three months ended June 30, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	$(13)	$29	$16	$—	$—
Foreign currency interest rate swaps	5	(9)	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	5	(4)	1	—	—

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	$328	$(358)	$(30)	$30	$1
Foreign currency swaps	333	(347)	(14)	—	—
Foreign currency interest rate swaps	(494)	495	1	—	—
Interest rate swaps	(77)	93	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(23)	2	—	—

Six months ended June 30, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	$205	$(188)	$17	$—	$—
Foreign currency interest rate swaps	(31)	32	1	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	6	(5)	1	—	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Foreign currency forwards	$16	$4	$(57)	$4
Foreign currency swaps	65	—	9	—

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended June 30, 2022 and 2021, these derivatives had gains of $23 million and $0 million, respectively. During the six months ended June 30, 2022 and 2021, these derivatives had gains of $25 million and losses of $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2022 and December 31, 2021, the cumulative foreign currency translations recorded in accumulated other comprehensive income (loss) (AOCI) related to these net investment hedges were gains of $25 million and $1 million, respectively. During the three and six months ended June 30, 2022 and 2021, there were no amounts deemed ineffective.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Equity options	$(1,571)	$1,044	$(2,279)	$1,546
Futures	(86)	44	(119)	55
Swaps	(74)	5	(11)	36
Foreign currency forwards	362	(19)	517	(50)
Embedded derivatives on funds withheld	(2,682)	1,391	(5,202)	258
Amounts recognized in investment related gains (losses)	(4,051)	2,465	(7,094)	1,845
Embedded derivatives in indexed annuity products[1]	1,487	(1,183)	2,444	(848)
Total net gains (losses) on derivatives not designated as hedges	$(2,564)	$1,282	$(4,650)	$997

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2022 (Successor)
Derivative assets	$2,932	$(1,204)	$(1,904)	$(176)	$—	$(176)
Derivative liabilities	(1,223)	1,204	304	285	—	285

December 31, 2021 (Predecessor)
Derivative assets	$4,387	$(430)	$(3,934)	$23	$—	$23
Derivative liabilities	(472)	430	32	(10)	—	(10)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, amounts not subject to master netting or similar agreements were immaterial.

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

5. Variable Interest Entities

As a result of our merger with AGM, we reassessed consolidation conclusions for VIEs. We determined that we are required to consolidate additional Apollo-managed investment funds. Since the criteria for the primary beneficiary are satisfied by our related party group, we are deemed the primary beneficiary. No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in any of the consolidated VIEs.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the income statement activity of the consolidated VIEs:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Mortgage loans	$23	$14	$43	$28
Investment funds	(6)	7	(9)	28
Other investments	13	—	13	—
Net investment income	$30	$21	$47	$56

Net recognized investment losses on mortgage loans	$(47)	$—	$(159)	$—
Provision for credit losses	—	18	—	(48)
Investment funds	48	—	118	—
Other gains (losses)	21	—	21	—
Investment related gains (losses)	$22	$18	$(20)	$(48)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	Successor
	June 30, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,794	$—	$2,792	$2	$—
US state, municipal and political subdivisions	1,000	—	—	1,000	—
Foreign governments	896	—	—	894	2
Corporate	56,218	—	—	54,630	1,588
CLO	13,485	—	—	13,485	—
ABS	9,547	—	—	5,953	3,594
CMBS	2,904	—	—	2,904	—
RMBS	5,167	—	—	5,099	68
Total AFS securities	92,011	—	2,792	83,967	5,252
Trading securities	1,735	—	25	1,652	58
Equity securities	1,108	—	105	941	62
Mortgage loans	25,218	—	—	—	25,218
Investment funds	25	6	—	—	19
Funds withheld at interest – embedded derivative	(3,958)	—	—	—	(3,958)
Derivative assets	2,932	—	20	2,912	—
Short-term investments	238	—	68	112	58
Other investments	142	—	—	142	—
Cash and cash equivalents	11,172	—	11,172	—	—
Restricted cash	753	—	753	—	—
Investments in related parties
AFS securities
Corporate	1,007	—	—	158	849
CLO	2,679	—	—	2,354	325
ABS	5,269	—	—	243	5,026
Total AFS securities – related party	8,955	—	—	2,755	6,200
Trading securities	898	—	—	7	891
Equity securities	163	—	—	—	163
Mortgage loans	1,416	—	—	—	1,416
Investment funds	818	—	—	—	818
Funds withheld at interest – embedded derivative	(1,129)	—	—	—	(1,129)
Reinsurance recoverable	1,580	—	—	—	1,580
Assets of consolidated VIEs
Trading securities	386	—	—	56	330
Mortgage loans	1,626	—	—	—	1,626
Investment funds	9,494	8,153	5	283	1,053
Other investments	31	—	—	—	31
Cash and cash equivalents	198	—	198	—	—
Total assets measured at fair value	$155,812	$8,159	$15,138	$92,827	$39,688
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,451	$—	$—	$—	$5,451
Universal life benefits	943	—	—	—	943
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,247	—	—	—	1,247
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	623	—	—	—	623
Derivative liabilities	1,223	—	(9)	1,231	1
Total liabilities measured at fair value	$9,487	$—	$(9)	$1,231	$8,265

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	December 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$223	$—	$214	$9	$—
US state, municipal and political subdivisions	1,213	—	—	1,213	—
Foreign governments	1,128	—	—	1,126	2
Corporate	66,226	—	—	64,887	1,339
CLO	13,652	—	—	13,638	14
ABS	8,989	—	—	5,370	3,619
CMBS	2,758	—	—	2,715	43
RMBS	5,970	—	—	5,970	—
Total AFS securities	100,159	—	214	94,928	5,017
Trading securities	2,056	—	3	1,984	69
Equity securities	1,170	—	86	655	429
Mortgage loans	17	—	—	—	17
Investment funds	183	165	—	—	18
Funds withheld at interest – embedded derivative	782	—	—	—	782
Derivative assets	4,387	—	67	4,320	—
Short-term investments	139	—	49	61	29
Other investments	130	—	—	130	—
Cash and cash equivalents	9,479	—	9,479	—	—
Restricted cash	796	—	796	—	—
Investments in related parties
AFS securities
Corporate	859	—	—	189	670
CLO	2,549	—	—	2,347	202
ABS	6,994	—	—	549	6,445
Total AFS securities – related party	10,402	—	—	3,085	7,317
Trading securities	1,781	—	—	10	1,771
Equity securities	284	—	—	—	284
Investment funds	2,958	103	—	—	2,855
Funds withheld at interest – embedded derivative	578	—	—	—	578
Reinsurance recoverable	1,991	—	—	—	1,991
Assets of consolidated VIEs
Investment funds	1,297	—	—	—	1,297
Cash and cash equivalents	154	—	154	—	—
Total assets measured at fair value	$138,743	$268	$10,848	$105,173	$22,454
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,907	$—	$—	$—	$14,907
Universal life benefits	1,235	—	—	—	1,235
Future policy benefits
AmerUs Closed Block	1,520	—	—	—	1,520
ILICO Closed Block and life benefits	742	—	—	—	742
Derivative liabilities	472	—	—	469	3
Funds withheld liability – embedded derivative	45	—	—	45	—
Total liabilities measured at fair value	$18,921	$—	$—	$514	$18,407

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Trading securities	$(161)	$61	$(368)	$(8)
Mortgage loans	(1,149)	—	(2,065)	—
Investment funds	36	495	56	435
Future policy benefits	131	(54)	273	49
Total gains (losses)	$(1,143)	$502	$(2,104)	$476

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Unpaid principal balance	$29,883	$15
Mark to fair value	(1,623)	2
Fair value	$28,260	$17

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	June 30, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$127
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(46)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$81

Fair value of commercial mortgage loans 90 days or more past due	$132
Fair value of commercial mortgage loans in non-accrual status	81

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	June 30, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$581
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(36)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$545

Fair value of residential mortgage loans 90 days or more past due[1]	$545
Fair value of residential mortgage loans in non-accrual status	207

[1] Includes $338 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2021.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Mortgage loans	$(34)	$—	$(52)	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Three months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,499	—	(58)	40	107	1,588	—	(58)
CLO	5	—	(3)	(2)	—	—	—	—
ABS	3,783	2	(65)	148	(274)	3,594	—	(66)
CMBS	10	—	—	—	(10)	—	—	—
RMBS	—	—	—	68	—	68	—	—
Trading securities	90	(1)	—	2	(33)	58	—	—
Equity securities	438	8	—	(3)	(381)	62	8	—
Mortgage loans	23,696	(1,027)	—	2,549	—	25,218	(1,025)	—
Investment funds	19	—	—	—	—	19	—	—
Funds withheld at interest – embedded derivative	(1,882)	(2,076)	—	—	—	(3,958)	—	—
Short-term investments	59	—	(1)	—	—	58	—	—
Investments in related parties
AFS securities
Corporate	761	—	(7)	42	53	849	—	(7)
CLO	332	—	(7)	—	—	325	—	(7)
ABS	4,409	16	(125)	(1,096)	1,822	5,026	—	(126)
Trading securities	252	4	—	(808)	1,443	891	—	—
Equity securities	166	(9)	—	(119)	125	163	—	—
Mortgage loans	1,456	(72)	—	32	—	1,416	(73)	—
Investment funds	814	4	—	—	—	818	28	—
Funds withheld at interest – embedded derivative	(570)	(559)	—	—	—	(1,129)	—	—
Short-term investments	53	—	—	—	(53)	—	—	—
Reinsurance recoverable	1,814	(234)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	1,880	(50)	—	(2)	(202)	1,626	(50)	—
Investment funds	10,577	33	—	(77)	(9,480)	1,053	27	—
Other investments	1,902	—	—	31	(1,902)	31	—	—
Total Level 3 assets	$51,565	$(3,961)	$(266)	$805	$(8,455)	$39,688	$(1,085)	$(264)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(6,704)	$1,487	$—	$(234)	$—	$(5,451)	$—	$—
Universal life benefits	(1,096)	153	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,378)	131	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(704)	81	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities	$(9,885)	$1,854	$—	$(234)	$—	$(8,265)	$—	$—
[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Three months ended June 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	782	4	6	74	117	983	—	6
CLO	174	—	—	102	—	276	—	—
ABS	1,207	16	(5)	304	(41)	1,481	—	(5)
CMBS	48	1	—	2	—	51	—	1
Trading securities	94	(5)	—	5	5	99	(1)	—
Equity securities	14	8	—	—	—	22	7	—
Mortgage loans	18	—	—	—	—	18	—	—
Investment funds	17	1	—	—	—	18	1	—
Funds withheld at interest – embedded derivative	636	737	—	—	—	1,373	—	—
Investments in related parties
AFS securities
Corporate	201	—	—	—	(201)	—	—	—
ABS	4,131	5	2	99	—	4,237	—	2
Trading securities	1,685	1	—	31	(7)	1,710	—	—
Equity securities	114	(8)	—	9	—	115	(8)	—
Investment funds	1,970	482	—	—	—	2,452	483	—
Funds withheld at interest – embedded derivative	580	172	—	—	—	752	—	—
Reinsurance recoverable	1,880	66	—	—	—	1,946	—	—
Assets of consolidated VIEs
Investment funds	154	13	—	250	—	417	12	—
Total Level 3 assets	$13,707	$1,493	$3	$876	$(127)	$15,952	$494	$4
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,473)	$(1,183)	$—	$21	$—	$(13,635)	$—	$—
Universal life benefits	(1,108)	(80)	—	—	—	(1,188)	—	—
Future policy benefits
AmerUs Closed Block	(1,497)	(54)	—	—	—	(1,551)	—	—
ILICO Closed Block and life benefits	(757)	14	—	—	—	(743)	—	—
Derivative liabilities	(5)	1	—	—	—	(4)	1	—
Total Level 3 liabilities	$(15,840)	$(1,302)	$—	$21	$—	$(17,121)	$1	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Six months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Balance at January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(77)	180	149	1,588	—	(76)
CLO	14	(2)	—	(12)	—	—	—	—
ABS	3,619	7	(95)	—	63	3,594	—	(89)
CMBS	43	—	(17)	—	(26)	—	—	1
RMBS	—	—	—	68	—	68	—	—
Trading securities	69	(6)	—	8	(13)	58	—	—
Equity securities	429	17	—	(3)	(381)	62	16	—
Mortgage loans	21,154	(1,771)	—	5,835	—	25,218	(1,767)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(3,958)	—	—	—	(3,958)	—	—
Short-term investments	29	—	(1)	30	—	58	—	—
Investments in related parties
AFS securities
Corporate	670	(4)	(6)	136	53	849	—	(6)
CLO	202	—	(7)	130	—	325	—	(7)
ABS	6,445	(1)	(135)	(1,241)	(42)	5,026	—	(138)
Trading securities	1,771	(1)	—	(1,062)	183	891	—	—
Equity securities	284	(14)	—	(119)	12	163	—	—
Mortgage loans	1,369	(124)	—	171	—	1,416	(124)	—
Investment funds	2,855	28	—	(34)	(2,031)	818	28	—
Funds withheld at interest – embedded derivative	—	(1,129)	—	—	—	(1,129)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Reinsurance recoverable	1,991	(411)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	2,152	(170)	—	(154)	(202)	1,626	(170)	—
Investment funds	1,297	28	—	161	(433)	1,053	28	—
Other investments	—	—	—	31	—	31	—	—
Total Level 3 assets	$45,752	$(7,513)	$(338)	$4,178	$(2,391)	$39,688	$(1,988)	$(315)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$2,444	$—	$(336)	$—	$(5,451)	$—	$—
Universal life benefits	(1,235)	292	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	273	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(742)	119	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities	$(11,059)	$3,130	$—	$(336)	$—	$(8,265)	$—	$—
[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Six months ended June 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$(1)	$(1)	$(32)	$—	$—	$(1)
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	8	21	56	120	983	—	22
CLO	208	—	1	67	—	276	—	1
ABS	800	1	27	743	(90)	1,481	—	35
CMBS	43	—	5	3	—	51	—	4
Trading securities	86	(8)	—	1	20	99	(3)	—
Equity securities	11	11	—	—	—	22	11	—
Mortgage loans	19	—	—	(1)	—	18	—	—
Investment funds	17	1	—	—	—	18	1	—
Funds withheld at interest – embedded derivative	1,944	(571)	—	—	—	1,373	—	—
Short-term investments	2	—	—	—	(2)	—	—	—
Investments in related parties
AFS securities
Corporate	195	—	6	—	(201)	—	—	—
ABS	4,109	—	(25)	214	(61)	4,237	—	(25)
Trading securities	1,525	52	—	162	(29)	1,710	58	—
Equity securities	72	1	—	42	—	115	1	—
Investment funds	2,033	419	—	—	—	2,452	419	—
Funds withheld at interest – embedded derivative	862	(110)	—	—	—	752	—	—
Reinsurance recoverable	2,100	(154)	—	—	—	1,946	—	—
Assets of consolidated VIEs –investment funds	—	15	—	293	109	417	15	—
Total Level 3 assets	$14,840	$(335)	$34	$1,579	$(166)	$15,952	$502	$36
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$(848)	$—	$86	$—	$(13,635)	$—	$—
Universal life benefits	(1,308)	120	—	—	—	(1,188)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	49	—	—	—	(1,551)	—	—
ILICO Closed Block and life benefits	(776)	33	—	—	—	(743)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(16,561)	$(646)	$—	$86	$—	$(17,121)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Successor
	Three months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[2]	Net transfers in (out)
Assets
AFS securities
Corporate	$129	$—	$(2)	$(87)	$40	$150	$(43)	$107
CLO	—	—	—	(2)	(2)	—	—	—
ABS	746	—	(341)	(257)	148	30	(304)	(274)
CMBS	—	—	—	—	—	—	(10)	(10)
RMBS	68	—	—	—	68	—	—	—
Trading securities	2	—	—	—	2	9	(42)	(33)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	3,386	—	(48)	(789)	2,549	—	—	—
Short-term investments	29	—	—	(29)	—	—	—	—
Investments in related parties
AFS securities
Corporate	52	—	—	(10)	42	53	—	53
ABS	899	—	(6)	(1,989)	(1,096)	1,822	—	1,822
Trading securities	7	—	(787)	(28)	(808)	1,443	—	1,443
Equity securities	—	—	(119)	—	(119)	125	—	125
Mortgage loans	36	—	—	(4)	32	—	—	—
Short-term investments	—	—	—	—	—	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(2)	(2)	21	(223)	(202)
Investment funds	33	—	(110)	—	(77)	1,006	(10,486)	(9,480)
Other investments	31	—	—	—	31	—	(1,902)	(1,902)
Total Level 3 assets	$5,418	$—	$(1,416)	$(3,197)	$805	$5,008	$(13,463)	$(8,455)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(361)	$—	$127	$(234)	$—	$—	$—
Total Level 3 liabilities	$—	$(361)	$—	$127	$(234)	$—	$—	$—

[1] Transfers in are primarily fixed maturity securities we hold that are issued by VIEs that we consolidated as of March 31, 2022 and did not consolidate at June 30, 2022.
[2] Transfers out are primarily the deconsolidation of certain VIEs that we consolidated as of March 31, 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Three months ended June 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$1	$—	$—	$(1)	$—	$—	$—	$—
Corporate	132	—	(8)	(50)	74	203	(86)	117
CLO	110	—	—	(8)	102	—	—	—
ABS	1,128	—	(20)	(804)	304	3	(44)	(41)
CMBS	3	—	—	(1)	2	—	—	—
Trading securities	40	—	(35)	—	5	7	(2)	5
Investments in related parties
AFS securities
Corporate	—	—	—	—	—	—	(201)	(201)
ABS	365	—	—	(266)	99	—	—	—
Trading securities	113	—	—	(82)	31	12	(19)	(7)
Equity securities	11	—	—	(2)	9	—	—	—
Assets of consolidated VIEs – investment funds	250	—	—	—	250	—	—	—
Total Level 3 assets	$2,153	$—	$(63)	$(1,214)	$876	$225	$(352)	$(127)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(197)	$—	$218	$21	$—	$—	$—
Total Level 3 liabilities	$—	$(197)	$—	$218	$21	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Six months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[2]	Net transfers in (out)
Assets
AFS securities
Corporate	$453	$—	$(170)	$(103)	$180	$193	$(44)	$149
CLO	—	—	—	(12)	(12)	—	—	—
ABS	2,235	—	(1,791)	(444)	—	368	(305)	63
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	—	68	—	—	—
Trading securities	8	—	—	—	8	39	(52)	(13)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	7,477	—	(130)	(1,512)	5,835	—	—	—
Short-term investments	59	—	—	(29)	30	—	—	—
Investments in related parties
AFS securities
Corporate	367	—	(217)	(14)	136	53	—	53
CLO	130	—	—	—	130	—	—	—
ABS	1,273	—	(93)	(2,421)	(1,241)	1,822	(1,864)	(42)
Trading securities	36	—	(1,052)	(46)	(1,062)	1,443	(1,260)	183
Equity securities	—	—	(119)	—	(119)	125	(113)	12
Mortgage loans	182	—	—	(11)	171	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(154)	(154)	21	(223)	(202)
Investment funds	286	—	(125)	—	161	11,087	(11,520)	(433)
Other investments	31	—	—	—	31	1,902	(1,902)	—
Total Level 3 assets	$12,658	$—	$(3,734)	$(4,746)	$4,178	$17,402	$(19,793)	$(2,391)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$—	$(616)	$—	$280	$(336)	$—	$—	$—
Total Level 3 liabilities	$—	$(616)	$—	$280	$(336)	$—	$—	$—

[1] Transfers in are primarily assets of VIEs that we consolidated in 2022.
[2] Transfers out are primarily assets of VIEs that changed consolidation status in 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Six months ended June 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$(1)	$(1)	$—	$(32)	$(32)
Foreign governments	1	—	—	(1)	—	—	—	—
Corporate	110	—	(9)	(45)	56	235	(115)	120
CLO	110	—	—	(43)	67	—	—	—
ABS	935	—	—	(192)	743	57	(147)	(90)
CMBS	3	—	—	—	3	—	—	—
Trading securities	40	—	(39)	—	1	23	(3)	20
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	—	—	—	—	—	—	(2)	(2)
Investments in related parties
AFS securities
Corporate	—	—	—	—	—	—	(201)	(201)
ABS	1,026	—	(751)	(61)	214	—	(61)	(61)
Trading securities	236	—	(1)	(73)	162	—	(29)	(29)
Equity securities	45	—	—	(3)	42	—	—	—
Assets of consolidated VIEs – investment funds	293	—	—	—	293	109	—	109
Total Level 3 assets	$2,799	$—	$(800)	$(420)	$1,579	$424	$(590)	$(166)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(372)	$—	$458	$86	$—	$—	$—
Total Level 3 liabilities	$—	$(372)	$—	$458	$86	$—	$—	$—

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

1.Nonperformance risk – For contracts we issue, we use the credit spread, relative to the US Department of the Treasury (US Treasury) curve based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.
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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities, mortgage loans and the embedded derivatives of fixed indexed annuities:

	Successor
	June 30, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$10,186	Discounted cash flow	Discount rate	1.6%	22.0%	5.3%	[1]	Decrease

Mortgage loans	$28,259	Discounted cash flow	Discount rate	2.5%	23.9%	5.2%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$5,451	Discounted cash flow	Nonperformance risk	0.4%	2.0%	1.3%	[2]	Decrease
			Option budget	0.5%	4.1%	1.7%	[3]	Increase
			Surrender rate	5.0%	10.9%	7.9%	[4]	Decrease

	Predecessor
	December 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$10,167	Discounted cash flow	Discount rate	1.4%	19.4%	5.2%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$14,907	Option budget method	Nonperformance risk	0.1%	1.0%	0.6%	[2]	Decrease
			Option budget	0.4%	3.4%	1.9%	[3]	Increase
			Surrender rate	5.9%	10.7%	8.0%	[4]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of June 30, 2022 and December 31, 2021, the carrying amount of the equity securities was $400 million and $0 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	Successor
	June 30, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$108	$108	$108	$—	$—	$—
Policy loans	358	358	—	—	358	—
Funds withheld at interest	41,596	41,596	—	—	—	41,596
Short-term investments	26	26	—	—	—	26
Other investments	713	713	—	—	—	713
Investments in related parties
Investment funds	720	720	720	—	—	—
Funds withheld at interest	11,804	11,804	—	—	—	11,804
Other investments	272	272	—	—	—	272
Assets of consolidated VIEs
Mortgage loans	366	366	—	—	—	366
Other investments	80	80	—	—	—	80
Total financial assets not carried at fair value	$56,043	$56,043	$828	$—	$358	$54,857

Financial liabilities
Interest sensitive contract liabilities	$116,164	$105,039	$—	$—	$—	$105,039
Debt	3,279	2,586	—	—	2,586	—
Securities to repurchase	4,109	4,109	—	—	4,109	—
Total financial liabilities not carried at fair value	$123,552	$111,734	$—	$—	$6,695	$105,039

	Predecessor
	December 31, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$20,731	$21,138	$—	$—	$—	$21,138
Investment funds	995	995	995	—	—	—
Policy loans	312	312	—	—	312	—
Funds withheld at interest	43,125	43,125	—	—	—	43,125
Other investments	1,343	1,343	—	—	—	1,343
Investments in related parties
Mortgage loans	1,360	1,369	—	—	—	1,369
Investment funds	4,433	4,433	4,433	—	—	—
Funds withheld at interest	11,629	11,629	—	—	—	11,629
Other investments	222	223	—	—	—	223
Assets of consolidated VIEs – mortgage loans	2,040	2,152	—	—	—	2,152
Total financial assets not carried at fair value	$86,190	$86,719	$5,428	$—	$312	$80,979

Financial liabilities
Interest sensitive contract liabilities	$105,293	$108,621	$—	$—	$—	$108,621
Debt	2,964	3,295	—	—	3,295	—
Securities to repurchase	3,110	3,110	—	—	3,110	—
Funds withheld liability	394	394	—	—	394	—
Total financial liabilities not carried at fair value	$111,761	$115,420	$—	$—	$6,799	$108,621

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

Debt – We obtain the fair value of debt from commercial pricing services. These are classified as Level 2. The pricing services incorporate a variety of market observable information in their valuation techniques including benchmark yields, trading activity, credit quality, issuer spreads, bids, offers and other reference data.

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

	Successor
(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,547	$4,547
Additions	434	162	—	596
Amortization	(1)	—	(249)	(250)
Other	—	—	(3)	(3)
Balance at June 30, 2022	$433	$162	$4,295	$4,890

	Predecessor
(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	287	115	—	402
Amortization	(303)	(106)	(91)	(500)
Impact of unrealized investment (gains) losses	85	27	44	156
Balance at June 30, 2021	$3,305	$893	$766	$4,964

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022[1]	$239
2023	447
2024	410
2025	377
2026	342
2027	304

[1] Expected amortization for the remainder of 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Debt

Liquidity Facility—In the third quarter of 2022, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (Liquidity Facility). The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the Liquidity Facility is $2.5 billion, with potential increases up to $3.0 billion. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

1.ALRe minimum consolidated net worth of no less than $9.3 billion; and
2.Restrictions on our ability to incur debt and liens, in each case with certain exceptions.

Interest accrues on outstanding borrowings at either the secured overnight financing rate (Adjusted Term SOFR, as defined in the Liquidity Facility) plus a margin or a base rate plus a margin, with applicable margin varying based on ALRe’s Financial Strength Rating (as defined in the Liquidity Facility).

As of August 5, 2022, there were no amounts outstanding under the Liquidity Facility.

9. Equity

Distributions to Parent—In the first quarter of 2022, we distributed our investment in AOG units to AGM. See Note 10 – Related Parties for further information on the investment in AOG units. The AOG distribution resulted in a reduction of additional paid-in capital of $1,916 million and an increase in accumulated deficit of $26 million. In connection with the AOG distribution to AGM, we also issued a stock dividend of 11.6 million shares to the Apollo Group shareholders other than AGM. Additionally, we recorded a reestablishment of the liabilities that were considered effectively settled upon merger of $810 million, as these liabilities were settled during the first quarter of 2022 in the normal course of business as intercompany payables to AGM.

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

Successor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2022	$(4,747)	$(65)	$211	$(79)	$6	$(4,674)
Other comprehensive income (loss) before reclassifications	(7,568)	(94)	282	96	(58)	(7,342)
Less: Reclassification adjustments for gains (losses) realized[1]	(116)	7	2	15	—	(92)
Less: Income tax expense (benefit)	(1,341)	(18)	59	17	—	(1,283)
Less: Other comprehensive loss attributable to noncontrolling interests	(862)	(10)	—	13	5	(854)
Balance at June 30, 2022	$(9,996)	$(138)	$432	$(28)	$(57)	$(9,787)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Predecessor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2021	$2,808	$(29)	$(717)	$(49)	$8	$2,021
Other comprehensive income (loss) before reclassifications[1]	2,205	(15)	(471)	119	1	1,839
Less: Reclassification adjustments for gains (losses) realized in net income[1,2]	39	(3)	(9)	27	—	54
Less: Income tax expense (benefit)	421	(2)	(97)	23	—	345
Less: Other comprehensive income (loss) attributable to noncontrolling interests	130	(3)	—	(3)	—	124
Balance at June 30, 2021	$4,423	$(36)	$(1,082)	$23	$9	$3,337

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of activity between other comprehensive income (loss) before reclassifications and reclassification adjustments for gains (losses) realized.

[2] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

Successor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(14,213)	(191)	550	(33)	(54)	(13,941)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(154)	—	3	15	—	(136)
Less: Income tax expense (benefit)	(2,525)	(34)	115	(9)	—	(2,453)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,538)	(19)	—	(11)	3	(1,565)
Balance at June 30, 2022	$(9,996)	$(138)	$432	$(28)	$(57)	$(9,787)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

Predecessor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$5,352	$(53)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications[1]	(1,130)	17	270	88	1	(754)
Less: Reclassification adjustments for gains (losses) realized[1,2]	78	(3)	(19)	27	—	83
Less: Income tax expense (benefit)	(232)	4	61	16	—	(151)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(47)	(1)	—	(4)	—	(52)
Balance at June 30, 2021	$4,423	$(36)	$(1,082)	$23	$9	$3,337

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of activity between other comprehensive income (loss) before reclassifications and reclassification adjustments for gains (losses) realized.

[2] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

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

Under our fee agreement with Apollo, we pay Apollo a base management fee of (1) 0.225% per year on a monthly basis equal to the lesser of (A) $103.4 billion, which represents the aggregate fair market value of substantially all of the assets in substantially all of the accounts of or relating to us (collectively, the Accounts) as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value of such assets, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities.

During the three months ended June 30, 2022 and 2021, we incurred management fees, inclusive of the base and sub-allocation fees, of $182 million and $140 million, respectively. During the six months ended June 30, 2022 and 2021, we incurred management fees, inclusive of the base and sub-allocation fees, of $368 million and $284 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of June 30, 2022 and December 31, 2021, management fees payable were $72 million and $59 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

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

Prior to our merger with AGM on January 1, 2022, a significant voting interest in the Company was held by shareholders who are members of the Apollo Group. James Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the sixteen members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

AAA Investment – During the second quarter of 2022, we contributed $7,845 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Athene Freedom – We contributed our limited partnership investment in Athene Freedom, for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). We own ABS and corporate debt securities issued by Wheels and Donlen of $931 million and $2,419 million as of June 30, 2022 and December 31, 2021, respectively, which are held as related party AFS securities on the condensed consolidated balance sheets. During the second quarter 2022, we received redemptions on Wheels securities of $1,479 million.

MidCap Financial – We have various investments in MidCap Financial including profit participating notes, senior unsecured notes and redeemable preferred stock. During the second quarter of 2022, we contributed our profit participating notes to AAA. We previously held these investments as related party AFS or trading securities on the condensed consolidated balance sheets.

The following summarizes the Predecessor investments in MidCap Financial:

Predecessor
(In millions)	December 31, 2021
Profit participating notes	$635
Senior unsecured notes	158
Redeemable preferred stock	7
Total investment in MidCap Financial	$800

Additionally, we hold ABS and CLO securities issued by MidCap Financial affiliates of $996 million and $897 million as of June 30, 2022 and December 31, 2021, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2022, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

The following table summarizes our investments in Athora:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Investment fund	$818	$743
Non-redeemable preferred equity securities	157	171
Total investment in Athora	$975	$914

Additionally, as of June 30, 2022 and December 31, 2021, we had $58 million and $63 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional investments in Athora of $472 million as of June 30, 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $230 million and $219 million as of June 30, 2022 and December 31, 2021, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at the principal balance less allowances and were $272 million and $222 million as of June 30, 2022 and December 31, 2021, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of June 30, 2022 and December 31, 2021, we had $144 million and $415 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft. Apollo owns the PK Air loan origination platform, including personnel and systems and, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo, the Aviation Loans are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have purchased both senior and subordinated notes of PK Air, which are included in related party AFS or trading securities on the condensed consolidated balance sheets. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings) and then contributed PK Air Holdings to AAA during the second quarter of 2022. The following summarizes our investments in PK Air notes:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
AFS or trading securities	$1,102	$1,401

We also have commitments to make additional investments in PK Air of $1,548 million as of June 30, 2022.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three months ended June 30, 2022 and 2021, we received capital contributions of $400 million and $85 million, respectively, from ADIP. During the six months ended June 30, 2022 and 2021, we received capital contributions of $711 million and $320 million, respectively, from ADIP. Additionally, as of June 30, 2022 and December 31, 2021, we had $135 million and $81 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to noncontrolling interest.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $16,345 million as of June 30, 2022. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2022 and December 31, 2021, we had $3,046 million and $2,751 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2022 and December 31, 2021, we had $23,009 million and $19,728 million, respectively, of board-authorized FABN funding agreements outstanding. We had $11,448 million of board-authorized FABN capacity remaining as of June 30, 2022.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements were used by the special-purpose entity to purchase funding agreements from us. As of June 30, 2022 and December 31, 2021, we had $2,000 million and $1,000 million, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
AFS securities	$11,038	$9,111
Trading securities	54	75
Equity securities	46	30
Mortgage loans	7,024	5,033
Investment funds	102	174
Derivative assets	52	96
Short-term investments	3	—
Other investments	142	130
Restricted cash	753	796
Total restricted assets	$19,214	$15,445

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,358 million as of June 30, 2022. These letters of credit were issued for our reinsurance program and expire between May 22, 2023 and December 10, 2023.

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

We have established a significant base of earnings and, as of June 30, 2022, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the 8.6 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $234.3 billion as of June 30, 2022. For the six months ended June 30, 2022 and the year ended December 31, 2021, we generated an annualized net investment spread of 1.59% and 1.94%, respectively.

The following table presents the inflows generated from our organic and inorganic channels:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Retail	$3,748	$1,749	$6,613	$3,506
Flow reinsurance	1,038	279	2,039	578
Funding agreements[1]	1,755	4,074	7,451	7,300
Pension group annuities	5,508	1,474	7,502	4,367
Gross organic inflows	12,049	7,576	23,605	15,751
Gross inorganic inflows	—	—	—	—
Total gross inflows	12,049	7,576	23,605	15,751
Gross outflows[2]	(4,925)	(4,635)	(9,808)	(8,757)
Net flows	$7,124	$2,941	$13,797	$6,994

Inflows attributable to Athene	$8,889	$5,895	$18,222	$12,600
Inflows attributable to ACRA noncontrolling interest	3,160	1,681	5,383	3,151
Total gross inflows	$12,049	$7,576	$23,605	$15,751

Outflows attributable to Athene	$(4,062)	$(3,941)	$(8,134)	$(7,422)
Outflows attributable to ACRA noncontrolling interest	(863)	(694)	(1,674)	(1,335)
Total gross outflows[2]	$(4,925)	$(4,635)	$(9,808)	$(8,757)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and funding agreement maturities.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $23.6 billion and $15.8 billion for the six months ended June 30, 2022 and 2021, respectively, which were underwritten to attractive, above target returns. Gross organic inflows increased $7.9 billion, or 50% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities and pension group annuity payments (collectively, gross outflows), in the aggregate were $9.8 billion and $8.8 billion for the six months ended June 30, 2022 and 2021, respectively. The increase in gross outflows was primarily driven by the maturity of funding agreement issuances in 2022. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $6.6 billion and $3.5 billion for the six months ended June 30, 2022 and 2021, respectively. The increase in our retail channel was driven by the strong performance of our indexed annuity and MYGA products across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution as interest rates have risen in the current year, and our expansion into large financial institutions. We have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 53 IMOs; approximately 72,000 independent agents; and our growing network of 18 banks and 122 regional broker-dealers. Our strong financial position and diverse, capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $2.0 billion and $578 million for the six months ended June 30, 2022 and 2021, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes from our new Japanese partner added during the second half of 2021 as well as volumes from existing partnerships as rising rates have led to more favorable pricing. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $15.0 billion and $11.7 billion for the six months ended June 30, 2022 and 2021, respectively. The increase in our institutional channel was driven by higher pension group annuity and funding agreement inflows. During the six months ended June 30, 2022, we closed five pension group annuity transactions and issued annuity contracts in the aggregate principal amount of $7.5 billion, compared to $4.4 billion during the six months ended June 30, 2021. Since entering the pension group annuity channel in 2017, we have closed 38 deals involving more than 410,000 plan participants resulting in the issuance or reinsurance of group annuities of $37.7 billion to date. We issued funding agreements in the aggregate principal amount of $7.5 billion and $7.3 billion for the six months ended June 30, 2022 and 2021, respectively, which included nine FABN issuances in four different currencies for the first half of the year. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $4.3 billion, $1.0 billion, $495 million and $1.6 billion, respectively, for the six months ended June 30, 2022 and issuances outstanding of $23.0 billion, $2.0 billion, $3.0 billion and $2.2 billion, respectively, as of June 30, 2022. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of June 30, 2022, we estimate that we have approximately $6.6 billion in capital available to deploy, consisting of approximately $3.2 billion in excess capital, $2.8 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $0.6 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AAA Investment

On April 1, 2022, we contributed certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolio and derivatives, which includes global inflation. We have seen US inflation continue to rise during the second quarter of 2022. The US Bureau of Labor Statistics reported the annual US inflation rate increased to 9.1% as of June 30, 2022, compared to 8.5% as of March 31, 2022 and continues to be the highest rate since the 1980s. The increase in US inflation rate has been driven by various factors, including the armed conflict between Ukraine and Russia, supply chain disruptions, consumer demand, tight labor markets, historically low albeit rising mortgage interest rates, a severely distorted supply/demand housing imbalance, and residential vacancy rates. During the second quarter of 2022, the US Federal Reserve (Federal Reserve) followed through with its commitment to take action to lessen inflation transpiring widely through the US economy, resulting in considerable market volatility. The Federal Reserve voted to increase the federal funds rate during the second quarter of 2022. Further, the increasing yield disparity globally drove the strength of the US dollar, with the US dollar achieving near parity to the Euro in the last weeks of the second quarter.

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

Equity markets dropped in the second quarter of 2022 as recession concerns grew, and credit markets faced similar underperformance. The Bureau of Economic Analysis reported real GDP decreased at an annual rate of 0.9% in the second quarter of 2022. As it appears likely that negative GDP growth has existed for more than a quarter thus far, one technical definition for a recession appears to have been met. However, the US unemployment rate remained unchanged at 3.6% as of June 30, 2022, as reported by the US Bureau of Labor Statistics, and low unemployment poses an unusual situation for a recession. As of July 2022, the International Monetary Fund estimated the US will expand by 2.3% in 2022 and 1.0% in 2023. The price of crude oil appreciated by 5.5% during the quarter, after appreciating by 33.3% the first quarter of 2022, in large part due to constrained supply due to the ongoing conflict between Ukraine and Russia, and is expected to remain elevated in the foreseeable future.

Interest Rate Environment

Rates have already moved meaningfully higher than most predictions for 2022, although the end of the second quarter found the ten-year US Treasury within the 2.80% – 3.20% range. Given the Federal Reserve’s continued focus on curbing inflation and the recessionary concerns discussed previously, it is difficult to predict rates in the short term.

Our investment portfolio consists predominantly of fixed maturity investments. See – Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline, it is likely that the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment, as we are currently experiencing, and which we expect would underperform in a declining rate environment. As of June 30, 2022, our net invested asset portfolio includes $38.9 billion of floating rate investments, or 21% of our net invested assets, and our net reserve liabilities include $14.3 billion of floating rate liabilities at notional, or 8% of our net invested assets, translating to $24.6 billion of net floating rate assets, or 13% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of June 30, 2022, most of our products were deferred annuities with 20% of our FIAs at the minimum guarantees and 35% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2022, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 115 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks to this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Discontinuation of certain IBORs (including LIBOR)

On December 31, 2021, (1) most LIBOR settings (i.e., 24 out of 35, including 1-week and 2-month US Dollar (USD) LIBOR as well as all other non-USD LIBOR settings) ceased to be published and (2) a few of the most widely used GBP and JPY LIBOR settings (i.e., 1-, 3- and 6- month GBP and JPY LIBOR settings) were deemed permanently unrepresentative, but will continue to be published on a synthetic basis, for a limited time period for the purpose of all legacy contracts (except for cleared derivatives). The remaining USD LIBOR settings (i.e., 1-, 3-, 6- and 12-month USD LIBOR settings) will continue to be published, subject to limitations on use, and cease or become unrepresentative on June 30, 2023. Without the intervention of the UK Financial Conduct Authority using enhanced powers provided by the UK Government to compel continued panel bank contribution by the IBA, the LIBOR administrator, LIBOR will cease publication after June 30, 2023. Similar developments have occurred with respect to other IBORs.

As a result of the expected discontinuation of certain IBORs, including LIBOR, regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Reference Rates Committee (ARRC), a group of market and official sector participants, identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions (e.g., in the United Kingdom, the alternative benchmark rate for GBP LIBOR is the Sterling Overnight Interbank Average Rate).

The discontinuation of IBORs could have a significant impact on the financial markets and represents a material uncertainty to our business. In particular, to manage the uncertainty surrounding the discontinuation of LIBOR, we have established a LIBOR transition team and a transition plan. We have created an Executive Steering Committee composed of senior executives to coordinate and oversee the execution of our plan.

It is difficult to predict the full impact of the transition away from LIBOR on our contracts whose value is tied to LIBOR. The value or profitability of these contracts may be adversely affected.

As of June 30, 2022, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$32,966	$28,932
Product Liabilities	10,696	3,878
Derivatives Hedging Product Liabilities	15,317	6,898
Other Derivatives	3,552	3,552
Other Contracts	1,663	1,113
Total notional of contracts tied to LIBOR	$64,194	$44,373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

As of June 30, 2022, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$793	$625
RMBS	2,897	2,835
CMBS	635	483
CLO	14,899	14,687
ABS	5,725	5,291
Bank Loans	1,341	1,198
Total Multi-lateral Arrangements	26,290	25,119
Bi-lateral Arrangements
CML	6,551	3,688
RML	125	125
Total Bi-lateral Arrangements	6,676	3,813
Total investments tied to LIBOR	$32,966	$28,932

Of the total notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023, $25.1 billion, or 86.8%, relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the New York or US federal LIBOR transition law, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.8 billion, or 13.2%, relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

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

Product Liabilities and Associated Hedging Instruments

As of June 30, 2022, we had product liabilities with a notional value of approximately $10.7 billion for which LIBOR is a component in the determination of interest credited, of which we expect $3.9 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2022, we held derivatives with a notional value of approximately $15.3 billion to hedge our exposure to these product liabilities, of which we expect $6.9 billion to extend beyond June 30, 2023. Included within this category are $4.9 billion of Eurodollar futures, of which we expect $3.2 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

Other Derivatives

Our other derivative contracts tied to LIBOR are generally entered into pursuant to an ISDA Master Agreement. ISDA published the ISDA 2020 IBOR Fallbacks Protocol (Protocol) and released Supplement 70 to the 2006 ISDA Definitions (Supplement) on October 23, 2020. The Protocol and Supplement include appropriate fallbacks that contemplate the permanent discontinuation of LIBOR and certain other IBORs. In January 2021, we joined industry peers by adhering to the Protocol and terms of the Supplement, each of which became effective on January 25, 2021. With respect to future transactions, we anticipate adoption of the 2021 ISDA Interest Rate Definitions. To the extent that the fallbacks incorporated into our other derivative contracts result in the use of a replacement rate that differs from that employed in the contract being hedged, we may experience basis mismatch. The Protocol contains templates for possible bilateral amendments to legacy contracts for situations in which the fallbacks contemplated by the Protocol give rise to potential basis risk. We intend to evaluate whether and the extent to which we are subject to such basis risk, as well as the possibility of using the available templates to mitigate such risk.

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

We can provide no assurance that we will be successful at fully implementing our plan prior to the discontinuation of LIBOR. Completion of certain components of our plan are contingent upon market developments and are therefore not fully within our control. To the extent management effort and attention is focused on other matters, the timely completion of our plan could become more difficult. Failure to fully implement our plan prior to the discontinuation of LIBOR may have a material adverse effect on our business, financial position, results of operations and cash flows and on our ability to timely report accurate financial information.

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

According to LIMRA, total fixed annuity market sales in the United States were $35.2 billion for the three months ended March 31, 2022, a 13.5% increase from the same time period in 2021, as a rise in interest rates spurred continued growth in the US annuity market. In the total fixed annuity market, for the three months ended March 31, 2022 (the most recent period for which specific market share data is available), we were the fourth largest company based on sales of $2.6 billion, translating to a 7.5% market share. For the three months ended March 31, 2021, our market share was 5.4% with sales of $1.7 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed-indexed annuity market sales in the United States were $16.3 billion for the three months ended March 31, 2022, a 20.7% increase from the same time period in 2021. For the three months ended March 31, 2022 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $2.2 billion, and our market share for the same period was 13.7%. For the three months ended March 31, 2021, we were the largest provider of FIAs based on sales of $1.6 billion, translating to a 12.1% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the United States were $9.6 billion for the three months ended March 31, 2022, a 6.0% increase from the same time period in 2021. For the three months ended March 31, 2022 (the most recent period for which specific market share data is available), we were the ninth largest provider of RILAs based on sales of $235 million, and our market share for the same period was 2.4%. For the three months ended March 31, 2021, we were the tenth largest provider of RILAs based on sales of $78 million, translating to a 0.9% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

Net investment earned rate, cost of funds, and net investment spread are non-GAAP measures we use to evaluate the profitability of our business. We believe these metrics are useful in analyzing the trends of our business operations, profitability and pricing discipline. While we believe each of these metrics are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income or total benefits and expenses presented under GAAP.

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

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We completed our merger with AGM on January 1, 2022 and have elected pushdown accounting in which we used AGM’s basis of accounting that reflects the fair market value of our assets and liabilities as of the date of the merger. The resulting change in the value of our assets and liabilities limits the comparability of our financial results for the Predecessor and Successor periods.

The following summarizes the consolidated results of operations for two periods, Predecessor and Successor, which relate to the period preceding and period succeeding our merger with AGM, respectively.

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Revenues	$1,795	$6,423	$1,526	$10,814
Benefits and expenses	5,471	4,433	7,975	8,685
Income (loss) before income taxes	(3,676)	1,990	(6,449)	2,129
Income tax expense (benefit)	(484)	184	(891)	246
Net income (loss)	(3,192)	1,806	(5,558)	1,883
Less: Net income (loss) attributable to noncontrolling interests	(1,072)	389	(1,955)	(148)
Net income (loss) attributable to Athene Holding Ltd.	(2,120)	1,417	(3,603)	2,031
Less: Preferred stock dividends	35	35	70	71
Net income (loss) available to AHL common shareholder	$(2,155)	$1,382	$(3,673)	$1,960

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

In this section, references to 2022 refer to the three months ended June 30, 2022 and references to 2021 refer to the three months ended June 30, 2021.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder decreased by $3.5 billion, or 256%, to $(2.2) billion in 2022 from $1.4 billion in 2021. The decrease in net income (loss) available to AHL common shareholder was driven by a $4.6 billion decrease in revenues and a $1.0 billion increase in benefits and expenses, partially offset by a $1.5 billion decrease in noncontrolling interests and a $668 million decrease in income tax expense.

Revenues

Revenues decreased by $4.6 billion to $1.8 billion in 2022 from $6.4 billion in 2021. The decrease was driven by a decrease in investment related gains and (losses) and a decrease in net investment income, partially offset by an increase in premiums.

Investment related gains and (losses) decreased by $8.4 billion to $(5.8) billion in 2022 from $2.6 billion in 2021, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses, partially offset by foreign exchange gains on derivatives. The change in fair value of reinsurance assets decreased $4.1 billion primarily driven by the change in the value of the underlying assets mainly related to credit spread widening compared to credit spread tightening in the prior year and an increase in US Treasury rates compared to a decrease in the prior year. The change in fair value of FIA hedging derivatives decreased $2.7 billion primarily driven by the unfavorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which decreased 16.4% in 2022, compared to an increase of 8.2% in 2021. The $1.1 billion unfavorable change in mortgage loans was primarily due to credit spread widening and an increase in US Treasury rates in the current year as well as unfavorable foreign exchange impacts. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable changes in realized gains and losses on AFS securities of $652 million and fair value of trading and equity securities of $501 million were primarily due to credit spread widening compared to credit spread tightening in the prior year, an increase in US Treasury rates compared to a decrease in prior year and unfavorable economics. The unfavorable change in the provision for credit losses of $174 million was primarily driven by unfavorable economics, including higher allowances on CLO and ABS securities due to credit spread widening, impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. The increase in foreign exchange gains on derivatives reflects additional business denominated in foreign currencies and the strengthening of the US dollar in the current quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income decreased by $291 million to $1.7 billion in 2022 from $2.0 billion in 2021, primarily driven by the prior year favorable change in the fair value of our investment in Apollo of $472 million, which was distributed to AGM following the merger, less favorable alternative investment performance and lower new money rates throughout 2021. As a result of purchase accounting, the book value of our investment portfolio was marked up to fair value resulting in an adverse impact to our net investment income. These decreases were partially offset by growth in our investment portfolio attributed to strong inflows during the previous twelve months and higher floating rate income related to higher short-term interest rates.

Premiums increased by $4.0 billion to $5.6 billion in 2022 from $1.6 billion in 2021, driven by higher pension group annuity premiums compared to the prior year.

Benefits and Expenses

Benefits and expenses increased by $1.0 billion to $5.5 billion in 2022 from $4.4 billion in 2021. The increase was driven by an increase in future policy and other policy benefits and an increase in policy and other operating expenses, partially offset by a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization.

Future policy and other policy benefits increased by $3.7 billion to $5.6 billion in 2022 from $2.0 billion in 2021, primarily attributable to higher pension group annuity obligations, partially offset by a decrease in the change in rider reserves, a decrease in the change in the AmerUs Closed Block fair value liability and higher negative VOBA amortization resulting from purchase accounting. The favorable change in rider reserves of $214 million was primarily driven by the unfavorable change in reinsurance assets. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying investments, credit spreads widening and an increase in US Treasury rates.

Policy and other operating expenses increased by $106 million to $358 million in 2022 from $252 million in 2021, primarily driven by significant growth in the business and the amortization of newly established intangible assets as a result of the merger.

Interest sensitive contract benefits decreased by $2.6 billion to $(621) million in 2022 from $2.0 billion in 2021 primarily driven by a decrease in the change in FIA fair value embedded derivatives of $2.7 billion and higher negative VOBA amortization resulting from purchase accounting, partially offset by growth in the block of business. As a result of purchase accounting, we marked our reserve liabilities to fair value resulting in a favorable impact to our interest sensitive contract benefits. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 16.4% in 2022, compared to an increase of 8.2% in 2021, as well as the favorable change in discount rates, partially offset by unfavorable economics impacting policyholder projected benefits.

DAC, DSI and VOBA amortization decreased by $127 million to $125 million in 2022 from $252 million in 2021, primarily due to the unfavorable changes in investment related gains and losses as a result of an unfavorable change in fair value of reinsurance assets as well as impacts from purchase accounting reflecting the removal of historical DAC and DSI, partially offset by the establishment of a new VOBA asset.

Taxes

Income tax expense (benefit) decreased by $668 million to $(484) million in 2022 from $184 million in 2021. The income tax benefit for 2022 was calculated by applying the 21% US statutory rate to the loss of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the unfavorable changes in fair value of reinsurance assets and mortgage loans.

Our effective tax rate in the second quarter of 2022 was a benefit of 13% compared to an expense of 9% in 2021. The effective tax rate in 2022 was due to the change in fair value of reinsurance assets and mortgage loans subject to tax. Our effective tax rate in 2021 was dependent upon the relationship of income or loss subject to tax compared to the consolidated income or loss before income taxes.

Noncontrolling Interests

Noncontrolling interests decreased by $1.5 billion to $(1.1) billion in 2022 from $389 million in 2021, primarily due to the unfavorable change in fair value of reinsurance assets as a result of additional unrealized losses within reinsurance investment portfolios.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

In this section, references to 2022 refer to the six months ended June 30, 2022 and references to 2021 refer to the six months ended June 30, 2021.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder decreased by $5.6 billion, or 287%, to $(3.7) billion in 2022 from $2.0 billion in 2021. The decrease in net income (loss) available to AHL common shareholder was driven by a $9.3 billion decrease in revenues, partially offset by a $1.8 billion decrease in noncontrolling interests, a $1.1 billion decrease in income tax expense and a $710 million decrease in benefits and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues decreased by $9.3 billion to $1.5 billion in 2022 from $10.8 billion in 2021. The decrease was driven by a decrease in investment related gains and losses and a decrease in net investment income, partially offset by an increase in premiums.

Investment related gains and losses decreased by $12.1 billion to $(10.0) billion in 2022 from $2.2 billion in 2021, primarily due to the changes in fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses, partially offset by foreign exchange gains on derivatives. The change in fair value of reinsurance assets decreased $5.5 billion primarily driven by the change in the value of the underlying assets mainly related to credit spread widening compared to credit spread tightening in the prior year and a larger increase in US Treasury rates in the current year. The change in fair value of FIA hedging derivatives decreased $4.0 billion primarily driven by the unfavorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which decreased 20.6% in 2022, compared to an increase of 14.4% in 2021. The $1.9 billion unfavorable change in mortgage loans was primarily due to credit spread widening and an increase in US Treasury rates in the current year as well as unfavorable foreign exchange impacts. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable changes in realized gains and losses on AFS securities of $889 million and fair value of trading and equity securities of $633 million were primarily due to credit spread widening compared to credit spread tightening in the prior year, a larger increase in US Treasury rates in the current year and unfavorable economics. The unfavorable change in the provision for credit losses of $424 million was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine, exposure to China’s real estate market and higher allowances on CLO and ABS securities due to credit spread widening. The increase in foreign exchange gains on derivatives reflects additional business denominated in foreign currencies and the strengthening of the US dollar during the period.

Net investment income decreased by $277 million to $3.4 billion in 2022 from $3.7 billion in 2021, primarily driven by the favorable prior year change in fair value of our investment in Apollo of $414 million, which as distributed to AGM following the merger, less favorable alternative investment performance and lower new money rates throughout 2021. As a result of purchase accounting, the book value of our investment portfolio was marked up to fair value resulting in an adverse impact to our net investment income. These decreases were partially offset by growth in our investment portfolio attributed to strong inflows during the previous twelve months and higher floating rate income related to higher short-term interest rates.

Premiums increased by $3.1 billion to $7.7 billion in 2022 from $4.6 billion in 2021, driven by higher pension group annuity premiums compared to the prior year.

Benefits and Expenses

Benefits and expenses decreased by $710 million to $8.0 billion in 2022 from $8.7 billion in 2021. The decrease was driven by a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization. These decreases were offset by an increase in future policy and other policy benefits and an increase in policy and other operating expenses.

Interest sensitive contract benefits decreased by $3.0 billion to $(662) million in 2022 from $2.4 billion in 2021, primarily driven by a decrease in the change in FIA fair value embedded derivatives of $3.3 billion and higher negative VOBA amortization resulting from purchase accounting, partially offset by growth in the block of business. As a result of purchase accounting, we marked our reserve liabilities to fair value resulting in a favorable impact to our interest sensitive contract benefits. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 20.6% in 2022, compared to an increase of 14.4% in 2021, as well as the favorable change in discount rates, partially offset by unfavorable economics impacting policyholder projected benefits.

DAC, DSI and VOBA amortization decreased by $250 million to $250 million in 2022 from $500 million in 2021, primarily due to the unfavorable change in net FIA derivatives as a result of the unfavorable equity market performance as well as impacts from purchase accounting reflecting the removal of historical DAC and DSI, partially offset by the establishment of a new VOBA asset.

Future policy and other policy benefits increased by $2.4 billion to $7.7 billion in 2022 from $5.3 billion in 2021, primarily attributable to higher pension group annuity obligations, partially offset by a decrease in the change in rider reserves, a decrease in the change in the AmerUs Closed Block fair value liability and higher negative VOBA amortization resulting from purchase accounting. The favorable change in rider reserves of $498 million was primarily driven by the unfavorable change in reinsurance assets and net FIA derivatives. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying investments reflecting credit spreads widening and an increase in US Treasury rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy and other operating expenses increased by $148 million to $693 million in 2022 from $545 million in 2021, primarily driven by significant growth in the business and the amortization of newly established intangible assets as a result of the merger, partially offset by the costs incurred in the prior year related to our merger with Apollo.

Taxes

Income tax (benefit) expense decreased by $1.1 billion to $(891) million in 2022 from $246 million in 2021. The income tax benefit for 2022 was calculated by applying the 21% US statutory rate to the loss of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the unfavorable changes in fair value of reinsurance assets and mortgage loans.

Our effective tax rate in 2022 was a benefit of 14% compared to an expense of 12% in 2021. The effective tax rate in 2022 was due to the change in fair value of reinsurance assets and mortgage loans subject to tax. Our effective tax rate in 2021 was dependent upon the relationship of income or loss subject to tax compared to the consolidated income or loss before income taxes.

Noncontrolling Interests

Noncontrolling interests decreased by $1.8 billion to $2.0 billion in 2022 from $148 million in 2021, primarily due to the unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Fixed income and other investment income, net	$1,302	$1,395	$2,509	$2,681
Alternative investment income	186	331	634	1,043
Net investment earnings	1,488	1,726	3,143	3,724
Strategic capital management fees	13	8	25	17
Cost of funds	(886)	(925)	(1,712)	(1,935)
Net investment spread	615	809	1,456	1,806
Other operating expenses	(109)	(85)	(218)	(175)
Interest and other financing costs	(64)	(62)	(126)	(124)
Spread related earnings	$442	$662	$1,112	$1,507

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Spread Related Earnings

SRE decreased by $220 million, or 33%, to $442 million in 2022 from $662 million in 2021. The decrease in SRE was driven by lower net investment earnings, partially offset by lower cost of funds. Net investment earnings decreased $238 million primarily driven by unfavorable purchase accounting adjustments, less favorable alternative investment performance compared to prior year, lower new money rates throughout 2021 and prior year early redemptions of two loans, partially offset by $30.0 billion of growth in our average net invested assets and higher floating rate income. Cost of funds were $39 million lower primarily driven by favorable purchase accounting adjustments, actuarial experience and an adjustment to exclude changes in the value of corporate-owned life insurance from SRE, partially offset by growth in the block of business, an unfavorable change in market impacts, an increase in rates on recent funding agreement issuances and pension group annuity transactions and higher rates on existing floating rate funding agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Successor	Predecessor
	Three months ended June 30, 2022	Three months ended June 30, 2021
Fixed income and other investment earned rate	2.97%	3.75%
Alternative investment earned rate	6.38%	16.73%
Net investment earned rate	3.19%	4.40%
Strategic capital management fees	0.03%	0.02%
Cost of funds	1.90%	2.36%
Net investment spread	1.32%	2.06%

Net investment spread decreased 74 basis points to 1.32% in 2022 from 2.06% in 2021. Our net investment earned rate was 3.19% in 2022, a decrease from 4.40% in 2021, primarily due to less favorable performance in our alternative investment portfolio compared to prior year as well as lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 6.38% in 2022, a decrease from 16.73% in 2021, primarily driven by unfavorable economics and the alternative outperformance in the prior year, partially offset by strong real estate and yield fund returns. The prior year outperformance was mainly due to higher Venerable returns attributed to a valuation increase driven by a reinsurance agreement with Equitable Financial Life Insurance Company as well as strong returns on natural resources, credit funds and private equity funds due to favorable economics. Fixed and other net investment earned rate was 2.97% in 2022, a decrease from 3.75% in 2021, primarily driven by unfavorable purchase accounting impacts, lower new money rates throughout 2021 and prior year early redemptions of two loans, partially offset by favorable floating rate income.

Cost of funds decreased by 46 basis points to 1.90% in 2022, from 2.36% in 2021, primarily driven by favorable purchase accounting impacts, actuarial experience and an adjustment to exclude changes in the value of corporate-owned life insurance from SRE, partially offset by the unfavorable change in market impacts, higher cost of crediting rates on recent funding agreement issuances and pension group annuity transactions and higher rates on existing floating rate funding agreements.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

Adjustments to net income (loss) available to AHL common shareholder are comprised of investment gains (losses), net of offsets, change in fair value of derivatives and embedded derivatives - FIAs, net of offsets, integration, restructuring and other non-operating expenses and stock compensation expense. The decrease in adjustments to net income (loss) available to AHL common shareholder compared to 2021 was primarily driven by the change in investment related gains and losses and the net change in FIA derivatives. Investment related gains and losses, net of offsets were unfavorable $3.7 billion primarily due to the change in fair value of reinsurance assets, the change in fair value of mortgage loan assets, the prior year favorable change in the fair value of our investment in Apollo of $472 million, which was distributed to AGM following the merger, and the change in the provision for credit losses. The unfavorable changes in fair value of reinsurance assets of $2.2 billion and mortgage loans were primarily due to credit spread widening compared to credit spread tightening in the prior year and an increase in US Treasury rates compared to a decrease in the prior year. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable change in the provision for credit losses of $147 million (net of noncontrolling interests) was primarily driven by unfavorable economics, including higher allowances on CLO and ABS securities due to credit spread widening, impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. Net FIA derivatives were unfavorable $313 million primarily due to unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 16.4% in 2022, compared to an increase of 8.2% in 2021, as well as unfavorable economics impacting policyholder projected benefits, partially offset by the favorable change in discount rates.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Spread Related Earnings

SRE decreased by $395 million, or 26%, to $1.1 billion in 2022 from $1.5 billion in 2021. The decrease in SRE was driven by lower net investment earnings, partially offset by lower cost of funds. Net investment earnings decreased $581 million primarily driven by less favorable alternative investment performance compared to prior year, unfavorable purchase accounting adjustments, lower new money rates throughout 2021 and the prior year early redemptions of two loans, partially offset by $29.9 billion of growth in our average net invested assets and higher floating rate income. Cost of funds were $223 million lower primarily driven by favorable purchase accounting adjustments and actuarial experience, partially offset by growth in the block of business and an unfavorable change in market impacts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Successor	Predecessor
	Six months ended June 30, 2022	Six months ended June 30, 2021
Fixed income and other investment earned rate	2.90%	3.66%
Alternative investment earned rate	11.39%	27.67%
Net investment earned rate	3.42%	4.83%
Strategic capital management fees	0.03%	0.02%
Cost of funds	1.86%	2.51%
Net investment spread	1.59%	2.34%

Net investment spread decreased 75 basis points to 1.59% in 2022 from 2.34% in 2021. Our net investment earned rate was 3.42% in 2022, a decrease from 4.83% in 2021, primarily due to less favorable performance in our alternative investment portfolio compared to prior year as well as lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 11.39% in 2022, a decrease from 27.67% in 2021, primarily driven by significant outperformance in the prior year, partially offset by strong real estate returns and a higher Athora return in the current year. The prior year outperformance was mainly due to a higher return on AmeriHome Mortgage Company, LLC (AmeriHome) related to a valuation increase resulting from the eventual sale in the second quarter of 2021 and higher Venerable returns attributed to a valuation increase driven by a reinsurance agreement with Equitable Financial Life Insurance Company. Fixed and other net investment earned rate was 2.90% in 2022, a decrease from 3.66% in 2021, primarily driven by unfavorable purchase accounting impacts, lower new money rates throughout 2021 and the prior year early redemptions of two loans, partially offset by favorable floating rate income.

Cost of funds decreased by 65 basis points to 1.86% in 2022, from 2.51% in 2021, primarily driven by favorable purchase accounting impacts and actuarial experience, partially offset by an unfavorable change in market impacts.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

The decrease in adjustments to net income (loss) available to AHL common shareholder compared to 2021 was primarily driven by the change in investment related gains and losses and the net change in FIA derivatives. Investment related gains and losses, net of offsets were unfavorable $5.5 billion primarily due to the change in fair value of reinsurance assets, the change in fair value of mortgage loan assets, the prior year favorable change in the fair value of our investment in Apollo of $414 million, which was distributed to AGM following the merger, the change in the provision for credit losses and realized losses on the sale of AFS securities related to unfavorable economics in the current period. The change in fair value of reinsurance assets was unfavorable $3.0 billion primarily due to credit spread widening compared to credit spread tightening in the prior year. The unfavorable change in mortgage loans was primarily due to credit spread widening compared to credit spread tightening in the prior year and an increase in US Treasury rates in the current year. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable change in the provision for credit losses of $323 million (net of noncontrolling interests) was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine, exposure to China’s real estate market and higher allowances on CLO and ABS securities due to credit spread widening. Net FIA derivatives were unfavorable $882 million primarily due to the unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 20.6% in 2022, compared to an increase of 14.4% in 2021, as well as unfavorable economics impacting the policyholder projected benefits, partially offset by the change in discount rates.

Investment Portfolio
We had consolidated investments, including related parties and VIEs, of $198.6 billion and $212.5 billion as of June 30, 2022 and December 31, 2021, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5%-6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base and sub-allocation fees, of $182 million and $140 million, respectively, during the three months ended June 30, 2022 and 2021, and $368 million and $284 million, respectively, during the six months ended June 30, 2022, and 2021. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $248 million, and $222 million, respectively, for the three months ended June 30, 2022 and 2021, and $548 million and $463 million, respectively, for the six months ended June 30, 2022, and 2021. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $189.3 billion and $175.3 billion as of June 30, 2022 and December 31, 2021, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

The following table presents the carrying values of our total investments including related party and VIEs:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$92,011	46.3%	$100,159	47.1%
Trading securities, at fair value	1,735	0.9%	2,056	1.0%
Equity securities	1,508	0.7%	1,170	0.5%
Mortgage loans	25,218	12.7%	20,748	9.8%
Investment funds	133	0.1%	1,178	0.6%
Policy loans	358	0.2%	312	0.1%
Funds withheld at interest	37,638	19.0%	43,907	20.7%
Derivative assets	2,932	1.5%	4,387	2.1%
Short-term investments	264	0.1%	139	0.1%
Other investments	855	0.4%	1,473	0.7%
Total investments	162,652	81.9%	175,529	82.7%
Investments in related parties
AFS securities, at fair value	8,955	4.5%	10,402	4.9%
Trading securities, at fair value	898	0.4%	1,781	0.8%
Equity securities, at fair value	163	0.1%	284	0.1%
Mortgage loans	1,416	0.7%	1,360	0.6%
Investment funds	1,538	0.8%	7,391	3.5%
Funds withheld at interest	10,675	5.4%	12,207	5.7%
Other investments	272	0.1%	222	0.1%
Total related party investments	23,917	12.0%	33,647	15.7%
Total investments including related party	186,569	93.9%	209,176	98.4%
Investments owned by consolidated VIEs
Trading securities, at fair value	386	0.2%	—	—%
Mortgage loans	1,992	1.0%	2,040	1.0%
Investment funds	9,494	4.8%	1,297	0.6%
Other investments	111	0.1%	—	—%
Total investments owned by consolidated VIEs	11,983	6.1%	3,337	1.6%
Total investments including related party and VIEs	$198,552	100.0%	$212,513	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in our total investments, including related party and VIEs, as of June 30, 2022 of $14.0 billion compared to December 31, 2021 was primarily driven by unrealized losses on AFS securities in the six months ended June 30, 2022 of $14.4 billion, unrealized losses within our funds withheld portfolio, the distribution of our $2.1 billion investment in Apollo to AGM following the merger, a decrease in the change in fair value of mortgage loan assets of $1.9 billion attributed to an increase in US Treasury rates and credit spread widening and a decrease in equity securities and derivative assets related to unfavorable economics. This was partially offset by growth from gross organic inflows of $23.6 billion in excess of gross liability outflows of $9.8 billion as well as an increase in investments from the consolidation of additional VIEs in conjunction with our merger with Apollo.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of June 30, 2022, these investments totaled $33.2 billion, or 14.2% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels Donlen and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$10,675	4.6%	$12,207	5.2%
Securitizations of unaffiliated assets where Apollo is manager	8,704	3.7%	9,495	4.0%
Investments in Apollo funds	9,081	3.9%	3,785	1.6%
Strategic investments in Apollo direct origination platforms	2,636	1.1%	5,704	2.4%
Strategic investment in Apollo	—	—%	2,112	0.9%
Strategic investments in insurance companies	2,099	0.9%	1,626	0.7%
Other	16	—%	17	—%
Total related party investments	$33,211	14.2%	$34,946	14.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2022, a $10.7 billion funds withheld reinsurance asset with Venerable was included in our GAAP related party assets. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of June 30, 2022, $26.5 billion, or 14.1% of our total net invested assets were related party investments. Of these, approximately $11.8 billion, or 6.3% of our net invested assets were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $14.7 billion, or 7.8% of our net invested assets.

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$11,850	6.3%	$13,736	7.8%
Investments in Apollo funds	9,223	4.9%	3,802	2.2%
Strategic investments in Apollo direct origination platforms	3,360	1.8%	6,074	3.5%
Strategic investment in Apollo	—	—%	2,112	1.2%
Strategic investments in insurance companies	2,099	1.1%	1,626	0.9%
Other	16	—%	17	—%
Total related party investments	$26,548	14.1%	$27,367	15.6%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The distribution of our AFS securities, including related party, by type is as follows:

	Successor
	June 30, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,277	$—	$1	$(484)	$2,794	2.8%
US state, municipal and political subdivisions	1,209	—	—	(209)	1,000	1.0%
Foreign governments	1,199	(61)	4	(246)	896	0.9%
Corporate	67,584	(70)	45	(11,341)	56,218	55.6%
CLO	14,783	(107)	2	(1,193)	13,485	13.3%
ABS	10,095	(14)	8	(542)	9,547	9.5%
CMBS	3,181	(9)	16	(284)	2,904	2.9%
RMBS	5,879	(348)	3	(367)	5,167	5.1%
Total AFS securities	107,207	(609)	79	(14,666)	92,011	91.1%
AFS securities – related party
Corporate	1,043	—	2	(38)	1,007	1.0%
CLO	2,945	(19)	1	(248)	2,679	2.7%
ABS	5,441	(1)	1	(172)	5,269	5.2%
Total AFS securities – related party	9,429	(20)	4	(458)	8,955	8.9%
Total AFS securities including related party	$116,636	$(629)	$83	$(15,124)	$100,966	100.0%

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223	0.2%
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213	1.1%
Foreign governments	1,110	—	35	(17)	1,128	1.0%
Corporate	62,817	—	4,060	(651)	66,226	59.9%
CLO	13,793	—	44	(185)	13,652	12.4%
ABS	8,890	(17)	151	(35)	8,989	8.1%
CMBS	2,764	(3)	56	(59)	2,758	2.5%
RMBS	5,772	(103)	326	(25)	5,970	5.4%
Total AFS securities	96,458	(123)	4,808	(984)	100,159	90.6%
AFS securities – related party
Corporate	842	—	19	(2)	859	0.8%
CLO	2,573	—	5	(29)	2,549	2.3%
ABS	6,986	—	61	(53)	6,994	6.3%
Total AFS securities – related party	10,401	—	85	(84)	10,402	9.4%
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$20,899	20.7%	$23,882	21.6%
Financial	18,003	17.8%	21,537	19.5%
Utilities	11,823	11.7%	14,290	12.9%
Communication	2,725	2.7%	3,492	3.2%
Transportation	3,775	3.7%	3,884	3.5%
Total corporate	57,225	56.6%	67,085	60.7%
Other government-related securities
US state, municipal and political subdivisions	1,000	1.0%	1,213	1.1%
Foreign governments	896	0.9%	1,128	1.0%
US government and agencies	2,794	2.8%	223	0.2%
Total non-structured securities	61,915	61.3%	69,649	63.0%
Structured securities
CLO	16,164	16.0%	16,201	14.7%
ABS	14,816	14.7%	15,983	14.4%
CMBS	2,904	2.9%	2,758	2.5%
RMBS
Agency	14	—%	23	—%
Non-agency	5,153	5.1%	5,947	5.4%
Total structured securities	39,051	38.7%	40,912	37.0%
Total AFS securities including related party	$100,966	100.0%	$110,561	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $101.0 billion and $110.6 billion as of June 30, 2022 and December 31, 2021, respectively. The decrease was mainly driven by unrealized losses on AFS securities in the six months ended June 30, 2022 of $14.4 billion attributed to an increase in US Treasury rates and credit spread widening, partially offset by growth from organic inflows in excess of liability outflows.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	Successor			Predecessor
	June 30, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$58,226	$50,906	50.4%	$49,639	$51,514	46.6%
2 A-C	53,190	45,525	45.1%	51,587	53,398	48.3%
Total investment grade	111,416	96,431	95.5%	101,226	104,912	94.9%
3 A-C	3,806	3,373	3.3%	4,199	4,247	3.8%
4 A-C	988	873	0.9%	1,113	1,100	1.0%
5 A-C	52	46	0.1%	94	88	0.1%
6	374	243	0.2%	227	214	0.2%
Total below investment grade	5,220	4,535	4.5%	5,633	5,649	5.1%
Total AFS securities including related party	$116,636	$100,966	100.0%	$106,859	$110,561	100.0%

A significant majority of our AFS portfolio, 95.5% and 94.9% as of June 30, 2022 and December 31, 2021, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$44,391	44.0%	$44,501	40.2%
BBB	40,942	40.5%	47,636	43.1%
Non-rated[1]	9,353	9.3%	10,754	9.7%
Total investment grade	94,686	93.8%	102,891	93.0%
BB	3,005	3.0%	3,713	3.4%
B	742	0.7%	946	0.9%
CCC	1,119	1.1%	1,356	1.2%
CC and lower	640	0.6%	755	0.7%
Non-rated[1]	774	0.8%	900	0.8%
Total below investment grade	6,280	6.2%	7,670	7.0%
Total AFS securities including related party	$100,966	100.0%	$110,561	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 6.2% and 7.0% as of June 30, 2022 and December 31, 2021, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of June 30, 2022 and December 31, 2021, non-rated securities were comprised of 86% and 73%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 17% for each of June 30, 2022 and December 31, 2021, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of each of June 30, 2022 and December 31, 2021, 92% of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $14.8 billion and $16.0 billion as of June 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$8,255	55.7%	$8,089	50.6%
2 A-C	5,762	38.9%	7,047	44.1%
Total investment grade	14,017	94.6%	15,136	94.7%
3 A-C	602	4.1%	643	4.0%
4 A-C	184	1.2%	200	1.3%
5 A-C	4	—%	4	—%
6	9	0.1%	—	—%
Total below investment grade	799	5.4%	847	5.3%
Total AFS ABS including related party	$14,816	100.0%	$15,983	100.0%

NRSRO rating agency designation
AAA/AA/A	$8,221	55.5%	$7,892	49.4%
BBB	5,749	38.8%	6,975	43.5%
Non-rated	47	0.3%	232	1.5%
Total investment grade	14,017	94.6%	15,099	94.4%
BB	602	4.1%	680	4.3%
B	192	1.3%	200	1.3%
CCC	5	—%	4	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	799	5.4%	884	5.6%
Total AFS ABS including related party	$14,816	100.0%	$15,983	100.0%

As of June 30, 2022 and December 31, 2021, a substantial majority of our AFS ABS portfolio, 94.6% and 94.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 94.6% and 94.4%, respectively, of securities were considered investment grade based on NRSRO ratings. The decrease in our ABS portfolio was primarily driven by unrealized losses due to an increase in US Treasury rates and credit spread widening.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $16.2 billion as of each of June 30, 2022 and December 31, 2021.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$9,920	61.4%	$9,957	61.5%
2 A-C	6,105	37.8%	6,096	37.6%
Total investment grade	16,025	99.2%	16,053	99.1%
3 A-C	121	0.7%	124	0.8%
4 A-C	18	0.1%	24	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	139	0.8%	148	0.9%
Total AFS CLO including related party	$16,164	100.0%	$16,201	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,904	61.3%	$9,943	61.4%
BBB	6,052	37.5%	6,101	37.6%
Non-rated	72	0.4%	—	—%
Total investment grade	16,028	99.2%	16,044	99.0%
BB	118	0.7%	130	0.8%
B	18	0.1%	27	0.2%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	136	0.8%	157	1.0%
Total AFS CLO including related party	$16,164	100.0%	$16,201	100.0%

As of June 30, 2022 and December 31, 2021, 99.2% and 99.1% respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $2.9 billion and $2.8 billion as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, our CMBS portfolio included $2.3 billion (78% of the total) and $2.0 billion (74% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $2.3 billion (78% of the total) and $2.1 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $5.2 billion and $6.0 billion as of June 30, 2022 and December 31, 2021, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$4,458	86.3%	$5,097	85.4%
2 A-C	288	5.6%	331	5.5%
Total investment grade	4,746	91.9%	5,428	90.9%
3 A-C	268	5.2%	327	5.5%
4 A-C	136	2.6%	172	2.9%
5 A-C	16	0.3%	29	0.5%
6	1	—%	14	0.2%
Total below investment grade	421	8.1%	542	9.1%
Total AFS RMBS	$5,167	100.0%	$5,970	100.0%

NRSRO rating agency designation
AAA/AA/A	$1,191	23.1%	$1,110	18.6%
BBB	388	7.5%	522	8.7%
Non-rated[1]	1,452	28.1%	1,648	27.6%
Total investment grade	3,031	58.7%	3,280	54.9%
BB	87	1.7%	184	3.1%
B	120	2.3%	193	3.2%
CCC	1,062	20.5%	1,281	21.5%
CC and lower	623	12.1%	733	12.3%
Non-rated[1]	244	4.7%	299	5.0%
Total below investment grade	2,136	41.3%	2,690	45.1%
Total AFS RMBS	$5,167	100.0%	$5,970	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 91.9% and 90.9% as of June 30, 2022 and December 31, 2021, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of June 30, 2022 and December 31, 2021, NRSRO characterized 58.7% and 54.9%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of June 30, 2022, our AFS securities, including related party, had a fair value of $101.0 billion, which was 13.4% below amortized cost of $116.6 billion. As of December 31, 2021, our AFS securities, including related party, had a fair value of $110.6 billion, which was 3.5% above amortized cost of $106.9 billion. Our fair value of AFS securities as of June 30, 2022 was below amortized cost as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting with subsequent losses driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related party, for which an allowance for credit losses has not been recorded, by NAIC designations:

	Successor
	June 30, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$51,860	$(6,871)	$44,989	86.8%	$50,906	(13.5)%
2 A-C	49,913	(7,501)	42,412	85.0%	45,525	(16.5)%
Total investment grade	101,773	(14,372)	87,401	85.9%	96,431	(14.9)%
3 A-C	3,300	(386)	2,914	88.3%	3,373	(11.4)%
4 A-C	713	(83)	630	88.4%	873	(9.5)%
5 A-C	46	(6)	40	87.0%	46	(13.0)%
6	28	(5)	23	82.1%	243	(2.1)%
Total below investment grade	4,087	(480)	3,607	88.3%	4,535	(10.6)%
Total	$105,860	$(14,852)	$91,008	86.0%	$100,966	(14.7)%

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$19,369	$(338)	$19,031	98.3%	$51,514	(0.7)%
2 A-C	20,849	(475)	20,374	97.7%	53,398	(0.9)%
Total investment grade	40,218	(813)	39,405	98.0%	104,912	(0.8)%
3 A-C	1,494	(82)	1,412	94.5%	4,247	(1.9)%
4 A-C	410	(26)	384	93.7%	1,100	(2.4)%
5 A-C	41	(6)	35	85.4%	88	(6.8)%
6	61	(14)	47	77.0%	214	(6.5)%
Total below investment grade	2,006	(128)	1,878	93.6%	5,649	(2.3)%
Total	$42,224	$(941)	$41,283	97.8%	$110,561	(0.9)%

The gross unrealized losses on AFS securities, including related party, were $14.9 billion and $941 million as of June 30, 2022 and December 31, 2021, respectively. The increase in unrealized losses on AFS securities was driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

As of June 30, 2022 and December 31, 2021, we held $6.0 billion and $7.4 billion, respectively, in energy sector fixed maturity securities, or 6% and 7%, respectively, of the total fixed maturity securities, including related party. The gross unrealized capital losses on these securities were $1.1 billion and $35 million, or 7% and 4% of the total unrealized losses, respectively. The increase in unrealized losses on energy sector fixed maturity securities was primarily attributed to an increase in US Treasury rates and credit spread widening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2022 and December 31, 2021, we held an allowance for credit losses on AFS securities of $629 million and $123 million, respectively. During the six months ended June 30, 2022, we recorded a change in provision for credit losses on AFS securities of $318 million, of which $339 million had an income statement impact and $(21) million related to PCD securities. The increase in the allowance for credit losses on AFS securities was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine, exposure to China’s real estate market and higher allowances on CLO and ABS securities due to credit spread widening. During the six months ended June 30, 2021, we recorded a change in provision for credit losses on AFS securities of $5 million of which all $5 million had an income statement impact. The intent-to-sell impairments for the six months ended June 30, 2022 and 2021 were $22 million and $3 million, respectively.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of both June 30, 2022 and December 31, 2021, 35% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region:

	Successor			Predecessor
	June 30, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country of risk
Ireland	$4,964	$4,097	11.7%	$5,172	$5,052	13.0%
Other Europe	9,421	7,597	21.7%	8,864	9,218	23.7%
Total Europe	14,385	11,694	33.4%	14,036	14,270	36.7%
Non-US North America	17,851	16,452	47.0%	17,218	17,387	44.8%
Australia & New Zealand	2,728	2,378	6.8%	2,441	2,557	6.6%
Central & South America	1,621	1,380	4.0%	1,347	1,346	3.5%
Africa & Middle East	2,267	1,973	5.6%	1,966	2,019	5.2%
Asia/Pacific	1,481	1,107	3.2%	1,256	1,262	3.2%
Total	$40,333	$34,984	100.0%	$38,264	$38,841	100.0%

Approximately 97.0% and 96.7% of these securities are investment grade by NAIC designation as of June 30, 2022 and December 31, 2021. As of June 30, 2022, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of June 30, 2022, we held Russian AFS securities of $31 million, including related parties. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties, were $2.6 billion and $3.8 billion as of June 30, 2022 and December 31, 2021, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, structured securities with embedded derivatives, investments which support various reinsurance arrangements and MidCap Financial profit participating notes prior to the contribution of the notes to AAA during the second quarter of 2022. The decrease in trading securities was primarily driven by the contribution of our MidCap Financial profit participating notes and PK AirFinance subordinated notes to AAA during the second quarter of 2022 as well as losses caused by an increase in US Treasury rates and credit spread widening.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$5,148	18.1%	$4,870	20.1%
Retail	1,929	6.7%	2,022	8.4%
Apartment	6,068	21.2%	4,626	19.2%
Hotels	1,730	6.0%	1,727	7.2%
Industrial	2,459	8.6%	2,336	9.7%
Other commercial[1]	2,005	7.0%	1,316	5.4%
Total net commercial mortgage loans	19,339	67.6%	16,897	70.0%
Residential loans	9,287	32.4%	7,251	30.0%
Total mortgage loans, including related parties and VIEs	$28,626	100.0%	$24,148	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $28.6 billion and $24.1 billion as of June 30, 2022 and December 31, 2021, respectively. This included $1.8 billion and $1.9 billion of mezzanine mortgage loans as of June 30, 2022 and December 31, 2021, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

In connection with the merger, we elected the fair value option on our mortgage loan portfolio; therefore, we no longer have an allowance for credit losses for commercial and residential loans. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of income (loss).

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2022 and December 31, 2021, we had $677 million and $990 million, respectively, of mortgage loans that were 90 days past due, of which $130 million and $54 million, respectively, were in the process of foreclosure. As of June 30, 2022 and December 31, 2021, $338 million and $856 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

Investment Funds

Our investment funds investment strategy primarily focuses on funds with core holdings of strategic origination and insurance platforms and equity, hybrid, yield and other funds. Our investment funds generally meet the definition of a VIE, and in certain cases these investment funds are consolidated in our financial statements because we meet the criteria of the primary beneficiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	Successor		Predecessor
	June 30, 2022		December 31, 2021[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$21	0.2%	$410	4.2%
Hybrid	93	0.8%	667	6.7%
Yield	19	0.2%	99	1.0%
Other	—	—%	2	—%
Total investment funds	133	1.2%	1,178	11.9%
Investment funds – related parties
Strategic origination platforms	267	2.4%	1,338	13.6%
Strategic insurance platforms	1,092	9.8%	1,440	14.6%
Apollo and other fund investments
Equity	148	1.3%	1,199	12.1%
Hybrid	8	0.1%	952	9.6%
Yield	1	—%	305	3.1%
Other[2]	22	0.2%	2,157	21.9%
Total investment funds – related parties	1,538	13.8%	7,391	74.9%
Investment funds owned by consolidated VIEs
Strategic origination platforms	2,883	25.8%	264	2.7%
Strategic insurance platforms	554	5.0%	—	—%
Apollo and other fund investments
Equity	2,575	23.1%	229	2.3%
Hybrid	2,154	19.3%	56	0.6%
Yield	1,288	11.5%	748	7.6%
Other	40	0.3%	—	—%
Total investment funds owned by consolidated VIEs	9,494	85.0%	1,297	13.2%
Total investment funds, including related parties and VIEs	$11,165	100.0%	$9,866	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.
[2] Includes our investment in Apollo held as of December 31, 2021.

Overall, the total investment funds, including related parties and consolidated VIEs, were $11.2 billion and $9.9 billion, respectively, as of June 30, 2022 and December 31, 2021. See Note 3 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by the consolidation of additional VIEs in conjunction with our merger with Apollo, the deployment of organic inflows and the increase in valuation of several funds, partially offset by the distribution of our $2.1 billion investment in Apollo to AGM following the merger.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of June 30, 2022, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$—	—%	$50	0.1%
US state, municipal and political subdivisions	289	0.6%	338	0.6%
Foreign governments	422	0.9%	553	1.0%
Corporate	22,201	45.9%	26,143	46.5%
CLO	4,338	9.0%	5,322	9.5%
ABS	6,825	14.1%	7,951	14.2%
CMBS	1,374	2.8%	1,661	3.0%
RMBS	1,383	2.9%	1,586	2.8%
Equity securities	432	0.9%	243	0.4%
Mortgage loans	8,801	18.2%	9,437	16.8%
Investment funds	1,294	2.7%	1,807	3.2%
Derivative assets	135	0.3%	208	0.4%
Short-term investments	402	0.8%	54	0.1%
Cash and cash equivalents	850	1.8%	1,049	1.9%
Other assets and liabilities	(433)	(0.9)%	(288)	(0.5)%
Total funds withheld at interest including related party	$48,313	100.0%	$56,114	100.0%

As of June 30, 2022 and December 31, 2021, we held $48.3 billion and $56.1 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 94.0% and 93.5% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2022 and December 31, 2021, respectively. The decrease in funds withheld at interest, including related party, was primarily driven by unrealized losses in the six months ended June 30, 2022 attributed to an increase in US Treasury rates and credit spread widening as well as run-off of the underlying blocks of business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	Successor		Predecessor
	June 30, 2022		December 31, 2021
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$79,064	41.8%	$75,163	42.9%
CLO	18,197	9.6%	17,892	10.2%
Credit	97,261	51.4%	93,055	53.1%
CML	24,070	12.7%	21,438	12.2%
RML	9,327	4.9%	7,116	4.1%
RMBS	6,871	3.6%	6,969	4.0%
CMBS	3,729	2.0%	3,440	2.0%
Real estate	43,997	23.2%	38,963	22.3%
ABS	19,324	10.2%	20,376	11.6%
Alternative investments	11,841	6.3%	9,873	5.6%
State, municipal, political subdivisions and foreign government	2,716	1.4%	2,505	1.4%
Equity securities	1,575	0.8%	754	0.4%
Short-term investments	559	0.3%	111	0.1%
US government and agencies	2,671	1.4%	212	0.1%
Other investments	38,686	20.4%	33,831	19.2%
Cash and equivalents	7,691	4.1%	6,086	3.5%
Policy loans and other	1,670	0.9%	1,296	0.7%
Net invested assets excluding investment in Apollo	189,305	100.0%	173,231	98.8%
Investment in Apollo	—	—%	2,112	1.2%
Net invested assets	$189,305	100.0%	$175,343	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $189.3 billion and $175.3 billion as of June 30, 2022 and December 31, 2021, respectively. Corporate securities included $23.7 billion of private placements, which represented 12.5% of our net invested assets. The increase in net invested assets as of June 30, 2022 from December 31, 2021 was primarily driven by growth from net organic inflows of $18.2 billion in excess of net liability outflows of $8.1 billion, purchase accounting adjustments resulting in an increase in book value as our investment portfolio was marked up to fair value and an increase in valuation of several alternative investments, partially offset by the distribution of our $2.1 billion investment in Apollo to AGM following the merger.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	Successor		Predecessor
	June 30, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
MidCap Financial	$687	5.8%	$666	6.7%
NNN Lease	733	6.2%	637	6.5%
Wheels Donlen	723	6.1%	590	6.0%
PK Air Finance	277	2.3%	316	3.2%
Foundation Home Loans	251	2.2%	—	—%
Other	455	3.8%	316	3.2%
Total strategic origination platforms	3,126	26.4%	2,525	25.6%
Strategic retirement services platforms
Athora	885	7.5%	743	7.5%
Catalina	437	3.7%	442	4.6%
FWD	400	3.4%	400	4.1%
Challenger	262	2.2%	232	2.3%
Venerable	230	1.9%	219	2.2%
Other	70	0.6%	133	1.3%
Total strategic retirement services platforms	2,284	19.3%	2,169	22.0%
Apollo and other fund investments
Equity
Real estate	1,243	10.5%	1,105	11.2%
Traditional private equity	1,151	9.7%	689	7.0%
Other	355	3.0%	309	3.1%
Total equity	2,749	23.2%	2,103	21.3%
Hybrid
Real estate	1,091	9.2%	809	8.2%
Other	1,409	11.9%	1,282	13.0%
Total hybrid	2,500	21.1%	2,091	21.2%
Yield	901	7.6%	773	7.8%
Total Apollo and other fund investments	6,150	51.9%	4,967	50.3%
Other	281	2.4%	212	2.1%
Net alternative investments	$11,841	100.0%	$9,873	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.

Net alternative investments were $11.8 billion and $9.9 billion as of June 30, 2022 and December 31, 2021, respectively, representing 6.3% and 5.6% of our net invested assets portfolio as of June 30, 2022 and December 31, 2021, respectively. The increase in net alternative investments was primarily driven by deployment into alternative investments from growth in net organic inflows over liability outflows and an increase in valuation of several alternative investments.

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

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Athora, our largest alternative investment, is a strategic investment.

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

Our alternative investment in Athora had a carrying value of $885 million and $743 million as of June 30, 2022 and December 31, 2021, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 20.75% and 14.34% for the three months ended June 30, 2022 and 2021, respectively, and 21.34% and 9.39% for the six months ended June 30, 2022 and 2021, respectively. Alternative investment income from Athora was $45 million and $25 million for the three months ended June 30, 2022 and 2021, respectively, and $91 million and $33 million for the six months ended June 30, 2022 and 2021, respectively. The increase in alternative investment income for both periods was driven by an increase in average NAV as well as strong performance of the fund in the current year.

Public Equity

We hold a public equity position in Jackson (ticker: JXN), previously held as a private equity investment, after Jackson’s former parent company, Prudential plc, completed a dividend demerger transaction in September of 2021 which resulted in Jackson becoming a publicly traded company. Although the net invested asset value of this equity position is not significant, it has the ability to create volatility in our condensed consolidated statements of income (loss). As of June 30, 2022 and December 31, 2021, we held approximately 2.8 million and 3.4 million shares of Jackson, respectively, with a market value of $70 million and $133 million, net of the ACRA noncontrolling interest, respectively. Alternative investment income (loss) from Jackson was $(44) million and $0 million for the three months ended June 30, 2022 and 2021, respectively, and $(32) million and $0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease for both periods was driven by the decrease in Jackson’s share price in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to AHL common shareholder to spread related earnings, is as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net income (loss) available to Athene Holding Ltd. common shareholder	$(2,155)	$1,382	$(3,673)	$1,960
Preferred stock dividends	35	35	70	71
Net income (loss) attributable to noncontrolling interest	(1,072)	389	(1,955)	(148)
Net income (loss)	(3,192)	1,806	(5,558)	1,883
Income tax expense (benefit)	(484)	184	(891)	246
Income (loss) before income taxes	(3,676)	1,990	(6,449)	2,129
Realized gains (losses) on sale of AFS securities	(39)	57	(103)	76
Unrealized, allowances and other investment gains (losses)[1]	(1,203)	504	(2,074)	579
Change in fair value of reinsurance assets	(1,612)	554	(3,269)	(311)
Offsets to investment gains (losses)	172	(126)	303	15
Investment gains (losses), net of offsets	(2,682)	989	(5,143)	359
Change in fair values of derivatives and embedded derivatives – FIAs, net of offsets	(381)	(68)	(462)	420
Integration, restructuring and other non-operating expenses	(33)	(11)	(67)	(56)
Stock compensation expense[2]	(13)	(11)	(25)	(19)
Preferred stock dividends	35	35	70	71
Noncontrolling interests - pre-tax income (loss)	(1,044)	394	(1,934)	(153)
Total adjustments to income (loss) before income taxes	(4,118)	1,328	(7,561)	622
Spread related earnings	$442	$662	$1,112	$1,507

[1] Unrealized, allowances and other investment gains (losses) was updated to include the change in fair value of Apollo investment for prior periods. [2] Stock compensation expense was updated to include our long-term incentive plan expense.

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholder’s equity is as follows:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Total AHL shareholders’ equity	$3,725	$20,130
Less: Preferred stock	2,667	2,312
Total AHL common shareholder’s equity	1,058	17,818
Less: Accumulated other comprehensive income (loss)	(9,787)	2,430
Less: Accumulated change in fair value of reinsurance assets	(2,464)	585
Less: Accumulated change in fair value of mortgage loan assets	(1,273)	—
Total adjusted AHL common shareholder’s equity	$14,582	$14,803

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

	Successor	Predecessor
(In millions, except percentages)	June 30, 2022	December 31, 2021
Total debt	$3,279	$2,964
Less: Adjustment to arrive at notional debt	279	(36)
Notional debt	$3,000	$3,000

Total debt	$3,279	$2,964
Total AHL shareholders’ equity	3,725	20,130
Total Capitalization	7,004	23,094
Less: Accumulated other comprehensive income (loss)	(9,787)	2,430
Less: Accumulated change in fair value of reinsurance assets	(2,464)	585
Less: Accumulated change in fair value of mortgage loan assets	(1,273)	—
Less: Adjustment to arrive at notional debt	279	(36)
Total adjusted capitalization	$20,249	$20,115

Debt to capital ratio	46.8%	12.8%
Accumulated other comprehensive income (loss)	(22.3)%	1.6%
Accumulated change in fair value of reinsurance assets	(5.6)%	0.4%
Accumulated change in fair value of mortgage loan assets	(2.9)%	—%
Adjustment to arrive at notional debt	(1.2)%	0.1%
Adjusted debt to capital ratio	14.8%	14.9%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Successor		Predecessor		Successor		Predecessor
	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,726	3.70%	$2,017	5.15%	$3,409	3.71%	$3,686	4.78%
Change in fair value of reinsurance assets	50	0.11%	388	0.99%	270	0.29%	754	0.98%
VIE earnings adjustment	91	0.19%	21	0.05%	170	0.19%	58	0.08%
Alternative gains (losses)	(28)	(0.06)%	(18)	(0.05)%	(10)	(0.01)%	51	0.06%
ACRA noncontrolling interest	(347)	(0.74)%	(219)	(0.56)%	(652)	(0.71)%	(417)	(0.54)%
Apollo investment gain	—	—%	(472)	(1.20)%	(33)	(0.04)%	(447)	(0.58)%
Held for trading amortization and other	(4)	(0.01)%	9	0.02%	(11)	(0.01)%	39	0.05%
Total adjustments to arrive at net investment earnings/earned rate	(238)	(0.51)%	(291)	(0.75)%	(266)	(0.29)%	38	0.05%
Total net investment earnings/earned rate	$1,488	3.19%	$1,726	4.40%	$3,143	3.42%	$3,724	4.83%

Average net invested assets	$186,788		$156,753		$184,034		$154,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to cost of funds is as follows:

	Successor		Predecessor		Successor		Predecessor
	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP benefits and expenses	$5,471	11.72%	$4,433	11.31%	$7,975	8.67%	$8,685	11.27%
Premiums	(5,614)	(12.02)%	(1,598)	(4.08)%	(7,724)	(8.39)%	(4,609)	(5.98)%
Product charges	(175)	(0.37)%	(157)	(0.40)%	(341)	(0.37)%	(307)	(0.40)%
Other revenues	9	0.02%	(20)	(0.05)%	12	0.01%	(34)	(0.04)%
FIA option costs	306	0.65%	278	0.71%	600	0.65%	557	0.72%
Reinsurance embedded derivative impacts	12	0.03%	12	0.03%	24	0.02%	26	0.03%
Change in fair value of embedded derivatives - FIA, net of offsets	903	1.93%	(1,450)	(3.70)%	1,253	1.36%	(1,748)	(2.27)%
DAC and DSI amortization related to investment gains and losses[1]	26	0.06%	(94)	(0.24)%	36	0.04%	45	0.06%
Rider reserves related to investment gains and losses	141	0.30%	(20)	(0.05)%	265	0.29%	1	—%
Policy and other operating expenses, excluding policy acquisition expenses	(260)	(0.56)%	(168)	(0.43)%	(507)	(0.55)%	(369)	(0.48)%
AmerUs closed block fair value liability	114	0.24%	(54)	(0.14)%	241	0.26%	39	0.05%
ACRA noncontrolling interest	(26)	(0.06)%	(242)	(0.62)%	(113)	(0.12)%	(349)	(0.45)%
Other	(21)	(0.04)%	5	0.02%	(9)	(0.01)%	(2)	—%
Total adjustments to arrive at cost of funds	(4,585)	(9.82)%	(3,508)	(8.95)%	(6,263)	(6.81)%	(6,750)	(8.76)%
Total cost of funds	$886	1.90%	$925	2.36%	$1,712	1.86%	$1,935	2.51%

Average net invested assets	$186,788		$156,753		$184,034		$154,125
[1] Periods prior to the merger include VOBA amortization related to investment gains and losses.

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
GAAP policy and other operating expenses	$358	$252	$693	$545
Interest expense	(41)	(34)	(74)	(66)
Policy acquisition expenses, net of deferrals	(98)	(84)	(186)	(176)
Integration, restructuring and other non-operating expenses	(33)	(11)	(67)	(56)
Stock compensation expenses[1]	(13)	(11)	(25)	(19)
ACRA noncontrolling interest	(59)	(19)	(110)	(40)
Other changes in policy and other operating expenses	(5)	(8)	(13)	(13)
Total adjustments to arrive at other operating expenses	(249)	(167)	(475)	(370)
Other operating expenses	$109	$85	$218	$175

[1] Stock compensation expense was updated to include our long-term incentive plan expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Total investments, including related parties	$186,569	$209,176
Derivative assets	(2,932)	(4,387)
Cash and cash equivalents (including restricted cash)	11,925	10,275
Accrued investment income	1,086	962
Payables for collateral on derivatives	(1,904)	(3,934)
Reinsurance funds withheld and modified coinsurance	5,449	(1,035)
VIE and VOE assets, liabilities and noncontrolling interest	11,499	2,958
Unrealized (gains) losses	17,371	(4,057)
Ceded policy loans	(182)	(169)
Net investment receivables (payables)	26	75
Allowance for credit losses	638	361
Total adjustments to arrive at gross invested assets	42,976	1,049
Gross invested assets	229,545	210,225
ACRA noncontrolling interest	(40,240)	(34,882)
Net invested assets	$189,305	$175,343

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Investment funds, including related parties and VIEs	$11,165	$9,866
Equity securities[1]	544	872
CLO and ABS equities included in trading securities[1]	288	1,418
Investment in Apollo	—	(2,112)
Investment funds within funds withheld at interest	1,294	1,807
Royalties and other assets included in other investments	46	50
Net assets of the VIE, excluding investment funds	203	(772)
Unrealized (gains) losses and other adjustments	60	14
ACRA noncontrolling interest	(1,759)	(1,270)
Total adjustments to arrive at alternative investments	676	7
Net alternative investments	$11,841	$9,873

[1] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

	Successor	Predecessor
(In millions)	June 30, 2022	December 31, 2021
Total liabilities	$230,865	$212,968
Debt	(3,279)	(2,964)
Derivative liabilities	(1,223)	(472)
Payables for collateral on derivatives and securities to repurchase	(3,784)	(6,446)
Other liabilities	(2,640)	(2,975)
Liabilities of consolidated VIEs	(408)	(461)
Reinsurance ceded receivables	(4,437)	(4,594)
Policy loans ceded	(182)	(169)
ACRA noncontrolling interest	(37,274)	(32,933)
Other	(5)	(3)
Total adjustments to arrive at net reserve liabilities	(53,232)	(51,017)
Net reserve liabilities	$177,633	$161,951

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and unaffiliated public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of June 30, 2022 was $85.8 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of June 30, 2022 was $26.4 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, such as the one brought about by the spread of COVID-19, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit facility, which was undrawn as of June 30, 2022 and had a remaining term of more than two years, subject to up to two one-year extensions. Additionally, we entered into a revolving liquidity facility, with a current borrowing capacity of $2.5 billion, in the third quarter of 2022, which has a 364-day term, subject to additional 364-day extensions. The liquidity facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to favorable market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value during the surrender charge period of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of each of June 30, 2022 and December 31, 2021, approximately 74% of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2022 and December 31, 2021, approximately 53% and 54%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable which accounts for approximately 32% of our net reserve liabilities as of June 30, 2022.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of June 30, 2022 and December 31, 2021, we had $0 million of outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2022 and December 31, 2021, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.0 billion and $2.8 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2022, the total maximum borrowings under the FHLB facilities were limited to $45.5 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of June 30, 2022 we had the ability to draw up to a total of approximately $4.7 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of June 30, 2022 and December 31, 2021, the payables for repurchase agreements were $4.1 billion and $3.1 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.2 billion and $3.2 billion, respectively. As of June 30, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.2 billion of long-term repurchase agreements. As of December 31, 2021, payables for repurchase agreements were comprised of $2.5 billion of short-term and $598 million of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of June 30, 2022, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of June 30, 2022, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Successor	Predecessor
(In millions)	Six months ended June 30, 2022	Six months ended June 30, 2021
Net income (loss)	$(5,558)	$1,883
Non-cash revenues and expenses	10,284	615
Net cash provided by operating activities	4,726	2,498
Sales, maturities and repayments of investments	19,642	14,461
Purchases of investments	(31,700)	(25,604)
Other investing activities	339	(129)
Net cash used in investing activities	(11,719)	(11,272)
Inflows on investment-type policies and contracts	13,925	11,120
Withdrawals on investment-type policies and contracts	(4,074)	(3,476)
Other financing activities	(1,144)	1,414
Net cash provided by financing activities	8,707	9,058
Effect of exchange rate changes on cash and cash equivalents	(20)	—
Net increase in cash and cash equivalents[1]	$1,694	$284

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $4.7 billion and $2.5 billion for the six months ended June 30, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily driven by higher cash received from pension group annuity transactions net of outflows.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $11.7 billion and $11.3 billion for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in investing activities was primarily attributable to an increase in purchases of investments due to the deployment of significant cash inflows from organic growth compared to prior year, largely offset by an increase in sales, maturities and repayments of securities.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of preferred stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $8.7 billion and $9.1 billion for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash provided by financing activities was primarily attributed to the change in the collateral posted for derivative transactions reflecting unfavorable equity market performance in the current year compared to favorable performance in the prior year, the payment of the $750 million dividend to Apollo declared in 2021, proceeds from the issuance of long-term debt in the prior year and the payment of common stock dividends of $375 million for the six months ended June 30, 2022, partially offset by higher organic inflows from retail and flow reinsurance net of withdrawals and net capital contributions from noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of June 30, 2022:

	Payments Due by Period
(In millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Interest sensitive contract liabilities	$164,571	$9,040	$40,578	$32,763	$82,190
Future policy benefits	52,478	866	3,866	3,798	43,948
Debt[1]	4,731	63	253	253	4,162
Securities to repurchase[2]	4,345	1,715	314	1,173	1,143
Total	$226,125	$11,684	$45,011	$37,987	$131,443

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2022 interest rate.

Holding Company Liquidity

Common Stock Dividends

We declared common stock cash dividends of $750 million on December 31, 2021 with a record date and payment date following the completion of our merger with AGM. The dividend payable was included in related party other liabilities on the consolidated balance sheets as of December 31, 2021. The dividend was paid on January 4, 2022.

We declared common stock cash dividends of $187.5 million on June 30, 2022, payable to the holder of AHL’s Class A common shares with a record date of June 28, 2022 and payment date of June 30, 2022. We have paid $375 million in common stock dividends for the six months ended June 30, 2022.

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

Dividends from subsidiaries are projected to be the primary source of AHL’s liquidity. Under the Bermuda Insurance Act, each of our Bermuda insurance subsidiaries is prohibited from paying a dividend in an amount exceeding 25% of the prior year’s statutory capital and surplus, unless at least two members of the board of directors of the Bermuda insurance subsidiary and its principal representative in Bermuda sign and submit to the Bermuda Monetary Authority (BMA) an affidavit attesting that a dividend in excess of this amount would not cause the Bermuda insurance subsidiary to fail to meet its relevant margins. In certain instances, the Bermuda insurance subsidiary would also be required to provide prior notice to the BMA in advance of the payment of dividends. In the event that such an affidavit is submitted to the BMA in accordance with the Bermuda Insurance Act, and further subject to the Bermuda insurance subsidiary meeting its relevant margins, the Bermuda insurance subsidiary is permitted to distribute up to the sum of 100% of statutory surplus and an amount less than 15% of its total statutory capital. Distributions in excess of this amount require the approval of the BMA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The maximum distribution permitted by law or contract is not necessarily indicative of our actual ability to pay such distributions, which may be further restricted by business and other considerations, such as the impact of such distributions on surplus, which could affect our ratings or competitive position and the amount of premiums that can be written. Specifically, the level of capital needed to maintain desired financial strength ratings from rating agencies, including S&P, A.M. Best, Fitch and Moody’s, is of particular concern when determining the amount of capital available for distributions. AHL believes its insurance subsidiaries have sufficient statutory capital and surplus, combined with additional capital available to be provided by AHL, to meet their financial strength ratings objectives. Finally, state insurance laws and regulations require that the statutory surplus of our insurance subsidiaries following any dividend or distribution must be reasonable in relation to their outstanding liabilities and adequate for the insurance subsidiaries’ financial needs.

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit facility, drawing on our undrawn $2.5 billion revolving liquidity facility or by pursuing future issuances of debt or preference shares to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our credit facility contains various standard covenants with which we must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the credit facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the credit facility) of no less than $7.3 billion, and restrictions on our ability to incur debt and liens, in each case with certain exceptions. Our revolving liquidity facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum Consolidated Net Worth (as such term is defined in the revolving liquidity facility) of no less than $9.3 billion and restrictions on our ability to incur debt and liens, in each case with certain exceptions.

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

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $2 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of June 30, 2022 and December 31, 2021, the revolving note payable had an outstanding balance of $628 million and $158 million, respectively.

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

ACRA – ACRA provides us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA provides a capital source to fund both our inorganic and organic channels, including pension group annuity, funding agreement and retail channels. This shareholder-friendly, strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of June 30, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.4% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of June 30, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.3 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased following the business combination and pushdown accounting election described in Note 2 – Business Combination. Using factors consistent with those previously disclosed in our 2021 Annual Report, changes to the GLWB and GMDB liability balance from these hypothetical changes in assumptions are not significant.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indexed annuities and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative, similar to a call option. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates, and policyholder behavior. The embedded derivative cash flows are discounted using a rate that reflects our own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date.

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

As of June 30, 2022, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.5 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	June 30, 2022
+100 bps discount rate	$(300)
–100 bps discount rate	335

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities. The fair value of the liabilities purchased is determined using market participant assumptions at the time of acquisition and represents the amount an acquirer would expect to be compensated to assume the contracts. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions, plus a provision for adverse deviation where applicable, as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated balance sheets as the associated reserves. Positive VOBA is recorded in DAC, DSI and VOBA on the condensed consolidated balance sheets.

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

Following the business combination and application of pushdown accounting described in Note 2 – Business Combination, Predecessor DAC and DSI balances were eliminated. Successor DAC and DSI balances exhibit less sensitivity to hypothetical changes in estimated future gross profits and changes in the embedded derivative discount rate as they are relatively less material following the business combination. VOBA balances no longer amortize based on estimated gross profits, and accordingly, are not sensitive to changes to actual or estimated gross profits.

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of June 30, 2022, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $975 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to our pre-tax income of $41 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity was primarily due to (i) the election of the fair value accounting option for our mortgage loan portfolio, and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of June 30, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of June 30, 2022, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $241 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to our pre-tax income of $16 million. As of December 31, 2021, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to our pre-tax income of $131 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of June 30, 2022 when compared to that as of December 31, 2021 is driven by (i) the decline in the market value of the equity options and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Historically, the federal government had not directly regulated the insurance business; however, the Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including some insurance companies in defined circumstances, as well as financial activities that are deemed to represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are or may become applicable or relevant to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives – see Part I–Item 1. Business–Regulation–Regulation of OTC Derivatives for further information; the establishment of consolidated federal regulation and resolution authority over SIFIs and/or systemically important financial activities; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; changes to regulations affecting the rights of shareholders; the imposition of additional regulation over credit rating agencies; and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

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

Many of our invested assets are relatively illiquid and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times to cover policyholder withdrawals or to meet our insurance, reinsurance or other obligations or in response to changes in applicable rules and regulations.

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

We record our relatively illiquid types of investments at fair value. While we typically maintain significant amounts of cash and investment grade corporate bonds, as well as a $1.25 billion credit facility and $2.5 billion liquidity facility, if we were forced to sell certain of our assets, there can be no assurance that we would be able to sell them for the values at which such assets are recorded and we might be forced to sell them at significantly lower prices. In many cases, we may be prohibited by contract or applicable securities laws from selling such securities for a period of time. When we hold a security or position, it is vulnerable to price and value fluctuations and may experience losses if we are unable to timely sell, hedge or transfer the position. Thus, it may be impossible or costly for us to liquidate positions rapidly in order to meet unexpected withdrawal or recapture obligations. This potential mismatch between the liquidity of our assets and liabilities could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets, potentially restricting the ability of market participants to publish quotations for applicable fixed income securities after January 3, 2023. Such change in regulatory requirements could disrupt market liquidity and cause securities in our investment portfolio that are not publicly traded, such as our privately placed fixed maturity securities and below investment grade securities, to lose value, which could have a material and adverse effect on our business, financial condition or results of operations. Even if a trading market for such investments in securities develops, the trading prices of such securities would depend on many factors, including prevailing interest rates and the market for similar securities of comparable issuers. Accordingly, no assurance can be given that an active trading market for such investments in securities will develop, be sustained or be liquid. The application of Rule 15c2-11 to fixed income securities may also disrupt primary market liquidity by reducing new issuances and make it more difficult for us to source and invest in certain private investments that may have higher risk/reward opportunities for our investment portfolio or obtain the most efficient pricing for private investments that we choose to sell into the market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.
10.2†	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
10.3†
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (material terms of which as previously described in the Form 8-K filed by Athene Holding Ltd. on June 17, 2022).

10.4.1
364 – Day Credit Agreement, dated as of July 1, 2022, among Athene Holding Ltd. and Athene Life Re Ltd., as Borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2022).

10.4.2
Incremental Amendment No. 1 to Credit Agreement, dated as of August 5, 2022, among Athene Holding Ltd. and Athene Life Re Ltd., as Borrowers, Credit Suisse AG, New York Branch, as additional lender, and Wells Fargo Bank, National Association, as Administrative Agent.

10.4.3
Guaranty, dated as of July 1, 2022, between Athene Life Re Ltd., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2022).

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

ATHENE HOLDING LTD.

Date: August 9, 2022	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)