Form 10-Q
period 2022-09-30
Athene Holding Ltd
filed 2022-11-08
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2022, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, CLO equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (i) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (ii) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (i) exclude US subsidiaries which are included within our US RBC Ratio, (ii) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (iii) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Cost of crediting	The interest credited to the policyholders on our fixed annuities, including, with respect to our fixed indexed annuities, option costs, as well as institutional costs related to institutional products, presented on an annualized basis for interim periods
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products, as well as other liability costs. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period. Presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GAAP	Accounting principles generally accepted in the United States of America
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, maturities of our funding agreements, payments on payout annuities, and pension group annuity benefit payments
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity

Term or Acronym	Definition
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated variable interest entities’ assets, liabilities and noncontrolling interest and (f) policy loans ceded (which offset the direct policy loans in total investments). Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest
Net investment earned rate	Income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance less the total cost of our liabilities, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) dividends payable to policyholders, and (d) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income (loss) with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities is net of the reserve liabilities attributable to the ACRA noncontrolling interest
Other liability costs	Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, excise taxes, as well as offsets for premiums, product charges and other revenues
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US RBC Ratio	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2022 – $114,846 and 2021 – $96,458; allowance for credit losses: 2022 – $435 and 2021 – $123)	$93,593	$100,159
Trading securities, at fair value	1,590	2,056
Equity securities (portion at fair value: 2022 – $1,207 and 2021 – $1,170)	1,607	1,170
Mortgage loans (allowance for credit losses: 2021 – $154; portion at fair value: 2022 – $25,145 and 2021 – $17)	25,145	20,748
Investment funds (portion at fair value: 2022 – $0 and 2021 – $183)	29	1,178
Policy loans	353	312
Funds withheld at interest (portion at fair value: 2022 – $(5,259) and 2021 – $782)	34,706	43,907
Derivative assets	4,065	4,387
Short-term investments (portion at fair value: 2022 – $292 and 2021 – $139)	318	139
Other investments (portion at fair value: 2022 – $666 and 2021 – $130)	682	1,473
Total investments	162,088	175,529
Cash and cash equivalents	9,823	9,479
Restricted cash	1,024	796
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2022 – $9,948 and 2021 – $10,401; allowance for credit losses: 2022 – $1 and 2021 – $0)	9,205	10,402
Trading securities, at fair value	905	1,781
Equity securities, at fair value	340	284
Mortgage loans (allowance for credit losses: 2021 – $5; portion at fair value: 2022 – $1,331 and 2021 – $0)	1,331	1,360
Investment funds (portion at fair value: 2022 – $789 and 2021 – $2,958)	1,272	7,391
Funds withheld at interest (portion at fair value: 2022 – $(1,571) and 2021 – $578)	9,961	12,207
Other investments (portion at fair value: 2022 – $274 and 2021 – $0)	274	222
Accrued investment income (related party: 2022 – $77 and 2021 – $54)	1,226	962
Reinsurance recoverable (portion at fair value: 2022 – $1,476 and 2021 – $1,991)	4,356	4,594
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,191	5,362
Goodwill	4,058	—
Other assets (related party: 2022 – $88 and 2021 – $0)	10,094	1,257
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2022 – $7 and 2021 – $0)	988	—
Equity securities, at fair value	15	—
Mortgage loans (related party: 2022 – $337 and 2021 – $231; allowance for credit losses: 2021 – $78; portion at fair value: 2022 – $1,663 and 2021 – $0)	2,000	2,040
Investment funds, at fair value (related party: 2022 – $10,921 and 2021 – $1,068)	11,885	1,297
Other investments, at fair value	152	—
Cash and cash equivalents	418	154
Other assets	94	32
Total assets	$236,700	$235,149

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
(In millions, except per share data)	September 30, 2022	December 31, 2021
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2022 – $12,284 and 2021 – $12,948; portion at fair value: 2022 – $5,850 and 2021 – $16,142)	$166,894	$156,325
Future policy benefits (related party: 2022 – $2,107 and 2021 – $1,853; portion at fair value: 2022 – $1,769 and 2021 – $2,262)	54,709	42,488
Debt	3,271	2,964
Derivative liabilities	2,222	472
Payables for collateral on derivatives and securities to repurchase	7,015	7,044
Other liabilities (related party: 2022 – $265 and 2021 – $936)	3,054	3,214
Liabilities of consolidated variable interest entities (related party: 2022 – $794 and 2021 – $0)	1,401	461
Total liabilities	238,566	212,968
Commitments and Contingencies (Note 12)
Equity (deficit)
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2022 and 2021 – 425.0 shares; issued and outstanding: 2022 – 203.8 and 2021 – 192.2 shares	—	—
Additional paid-in capital	17,607	6,667
Retained earnings (accumulated deficit)	(5,198)	11,033
Accumulated other comprehensive income (loss) (related party: 2022 – $(506) and 2021 – $33)	(13,755)	2,430
Total Athene Holding Ltd. shareholders’ equity (deficit)	(1,346)	20,130
Noncontrolling interests	(520)	2,051
Total equity (deficit)	(1,866)	22,181
Total liabilities and equity (deficit)	$236,700	$235,149

(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenues
Premiums (related party of $61 and $69 for the three months ended and $208 and $226 for the nine months ended September 30, 2022 and 2021, respectively)	$3,045	$6,686	$10,769	$11,295
Product charges (related party of $11 and $10 for the three months ended and $31 and $33 for the nine months ended September 30, 2022 and 2021, respectively)	184	154	525	461
Net investment income (related party investment income of $234 and $314 for the three months ended and $959 and $1,770 for the nine months ended September 30, 2022 and 2021, respectively; and related party investment expense of $195 and $146 for the three months ended and $563 and $430 for the nine months ended September 30, 2022 and 2021, respectively)	1,843	1,472	5,252	5,158
Investment related gains (losses) (related party of $(541) and $71 for the three months ended and $(1,751) and $212 for the nine months ended September 30, 2022 and 2021, respectively)	(2,849)	385	(12,812)	2,555
Other revenues (related party of $(18) and $2 for the three months ended and $0 and $17 for the nine months ended September 30, 2022 and 2021, respectively)	(26)	24	(38)	58
Revenues of consolidated variable interest entities
Net investment income (related party of $15 and $0 for the three months ended and $15 and $0 for the nine months ended September 30, 2022 and 2021, respectively)	33	2	80	58
Investment related gains (losses) (related party of $171 and $15 for the three months ended and $230 and $15 for the nine months ended September 30, 2022 and 2021, respectively)	79	1	59	(47)
Total revenues	2,309	8,724	3,835	19,538
Benefits and expenses
Interest sensitive contract benefits (related party of $11 and $58 for the three months ended and $(36) and $269 for the nine months ended September 30, 2022 and 2021, respectively)	89	572	(573)	2,945
Amortization of deferred sales inducements	—	32	—	138
Future policy and other policy benefits (related party of $70 and $85 for the three months ended and $204 and $285 for the nine months ended September 30, 2022 and 2021, respectively)	3,294	7,014	10,988	12,281
Amortization of deferred acquisition costs and value of business acquired	125	136	375	530
Policy and other operating expenses (related party of $77 and $12 for the three months ended and $193 and $36 for the nine months ended September 30, 2022 and 2021, respectively)	388	250	1,081	795
Total benefits and expenses	3,896	8,004	11,871	16,689
Income (loss) before income taxes	(1,587)	720	(8,036)	2,849
Income tax expense (benefit)	(210)	(50)	(1,101)	196
Net income (loss)	(1,377)	770	(6,935)	2,653
Less: Net income (loss) attributable to noncontrolling interests	(476)	37	(2,431)	(111)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(901)	733	(4,504)	2,764
Less: Preferred stock dividends	35	35	105	106
Net income (loss) available to Athene Holding Ltd. common shareholder	$(936)	$698	$(4,609)	$2,658

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net income (loss)	$(1,377)	$770	$(6,935)	$2,653
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(5,711)	(684)	(19,414)	(1,583)
Unrealized gains (losses) on hedging instruments	(80)	200	(128)	261
Foreign currency translation and other adjustments	41	(6)	(13)	(5)
Other comprehensive loss, before tax	(5,750)	(490)	(19,555)	(1,327)
Income tax benefit related to other comprehensive loss	(991)	(88)	(3,444)	(239)
Other comprehensive loss	(4,759)	(402)	(16,111)	(1,088)
Comprehensive income (loss)	(6,136)	368	(23,046)	1,565
Less: Comprehensive loss attributable to noncontrolling interests	(1,267)	(39)	(4,787)	(239)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(4,869)	$407	$(18,259)	$1,804

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)

	Successor
	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance at June 30, 2022	$—	$—	$17,586	$(4,074)	$(9,787)	$3,725	$(336)	$3,389
Net loss	—	—	—	(901)	—	(901)	(476)	(1,377)
Other comprehensive loss	—	—	—	—	(3,968)	(3,968)	(791)	(4,759)
Stock-based compensation allocation from parent	—	—	14	—	—	14	—	14
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	7	—	—	7	—	7
Contributions from noncontrolling interests	—	—	—	—	—	—	336	336
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	747	747
Balance at September 30, 2022	$—	$—	$17,607	$(5,198)	$(13,755)	$(1,346)	$(520)	$(1,866)

	Predecessor
	Three months ended
Balance at June 30, 2021	$—	$—	$6,640	$10,029	$3,337	$20,006	$1,665	$21,671
Net income	—	—	—	733	—	733	37	770
Other comprehensive loss	—	—	—	—	(326)	(326)	(76)	(402)
Issuance of common shares, net of expenses	—	—	3	—	—	3	—	3
Stock-based compensation	—	—	8	—	—	8	—	8
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Contributions from noncontrolling interests	—	—	—	—	—	—	328	328
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	29	29
Balance at September 30, 2021	$—	$—	$6,651	$10,727	$3,011	$20,389	$1,983	$22,372

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Deficit) (Unaudited)

	Successor
	Nine months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity (deficit)	Noncontrolling interests	Total equity (deficit)
Balance as of January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(4,504)	—	(4,504)	(2,431)	(6,935)
Other comprehensive loss	—	—	—	—	(13,755)	(13,755)	(2,356)	(16,111)
Stock-based compensation allocation from parent	—	—	37	—	—	37	—	37
Preferred stock dividends	—	—	—	(105)	—	(105)	—	(105)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from parent	—	—	26	—	—	26	—	26
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,047	1,047
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	1,028	1,028
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at September 30, 2022	$—	$—	$17,607	$(5,198)	$(13,755)	$(1,346)	$(520)	$(1,866)

	Predecessor
	Nine months ended
Balance at December 31, 2020	$—	$—	$6,613	$8,073	$3,971	$18,657	$1,483	$20,140
Net income (loss)	—	—	—	2,764	—	2,764	(111)	2,653
Other comprehensive loss	—	—	—	—	(960)	(960)	(128)	(1,088)
Issuance of common shares, net of expenses	—	—	10	—	—	10	—	10
Stock-based compensation	—	—	28	—	—	28	—	28
Retirement or repurchase of shares	—	—	—	(4)	—	(4)	—	(4)
Preferred stock dividends	—	—	—	(106)	—	(106)	—	(106)
Contributions from noncontrolling interests	—	—	—	—	—	—	648	648
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	91	91
Balance at September 30, 2021	$—	$—	$6,651	$10,727	$3,011	$20,389	$1,983	$22,372

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from operating activities
Net income (loss)	$(6,935)	$2,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	375	530
Amortization of deferred sales inducements	—	138
Net amortization (accretion) of net investment premiums, discounts and other	234	(169)
Net investment (income) loss (related party: 2022 – $(119) and 2021 – $(986))	(311)	(1,070)
Net recognized (gains) losses on investments and derivatives (related party: 2022 – $427 and 2021 – $(162))	5,958	(2,027)
Policy acquisition costs deferred	(750)	(471)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2022 – $(20) and 2021 – $(5))	(264)	(111)
Interest sensitive contract liabilities (related party: 2022 – $(66) and 2021 – $237)	(2,002)	2,095
Future policy benefits and reinsurance recoverable (related party: 2022 – $115 and 2021 – $196)	5,240	5,872
Funds withheld assets (related party: 2022 – $1,389 and 2021 – $(332))	6,118	(430)
Other assets and liabilities	(1,586)	251
Net cash provided by operating activities	6,077	7,261
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2022 – $3,657 and 2021 – $1,228)	16,858	13,955
Trading securities (related party: 2022 – $79 and 2021 – $66)	167	151
Equity securities	152	226
Mortgage loans (related party: 2022 – $36 and 2021 – $16)	2,695	1,917
Investment funds (related party: 2022 – $1,733 and 2021 – $1,142)	1,971	1,332
Derivative instruments and other investments (related party: 2022 – $160 and 2021 – $330)	2,739	3,879
Short-term investments (related party: 2022 – $0 and 2021 – $98)	172	448
Purchases of:
Available-for-sale securities (related party: 2022 – $(3,008) and 2021 – $(2,091))	(28,050)	(28,994)
Trading securities (related party: 2022 – $(156) and 2021 – $(207))	(874)	(422)
Equity securities (related party: 2022 – $(208) and 2021 – $(46))	(406)	(326)
Mortgage loans (related party: 2022 – $(364) and 2021 – $(440))	(9,824)	(6,794)
Investment funds (related party: 2022 – $(5,243) and 2021 – $(1,192))	(6,204)	(1,876)
Derivative instruments and other investments (related party: 2022 – $(226) and 2021 – $(31))	(2,235)	(3,042)
Short-term investments (related party: 2022 – $(33) and 2021 – $(100))	(384)	(350)
Consolidation of new variable interest entities	393	—
Deconsolidation of previously consolidated entities	(377)	—
Other investing activities, net	869	447
Net cash used in investing activities	(22,338)	(19,449)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(In millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from financing activities
Issuance of common stock	$—	$10
Proceeds from debt	—	497
Deposits on investment-type policies and contracts (related party: 2022 – $55 and 2021 – $64)	23,329	16,030
Withdrawals on investment-type policies and contracts (related party: 2022 – $(253) and 2021 – $(287))	(7,903)	(5,272)
Payments for coinsurance agreements on investment-type contracts, net	(23)	(5)
Capital contributions from noncontrolling interests	1,047	648
Capital contributions from noncontrolling interests of consolidated variable interest entities	735	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(22)	328
Preferred stock dividends	(105)	(106)
Common stock dividends	(1,313)	—
Repurchase of common stock	—	(4)
Other financing activities, net	1,370	133
Net cash provided by financing activities	17,115	12,259
Effect of exchange rate changes on cash and cash equivalents	(18)	(3)
Net increase in cash and cash equivalents	836	68
Cash and cash equivalents at beginning of year[1]	10,429	8,442
Cash and cash equivalents at end of period[1]	$11,265	$8,510

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $221 and 2021 – $258)	$808	$980
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $1,085 and 2021 – $1,179)	6,190	6,144
Investments received from settlements on reinsurance agreements	36	104
Investments received from pension group annuity premiums	3,812	4,971
Assets contributed to consolidated VIEs	8,007	169
Distributions to parent	2,145	—

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

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. We have determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld at interest for assumed agreements, and for ceded agreements the funds withheld liability is included in other liabilities on the condensed consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the condensed consolidated statements of income (loss). Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the condensed consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the condensed consolidated statements of cash flows.

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

Reclassifications—Certain reclassifications have been made to conform with current year presentation.

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

We are required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption is permitted. We do not expect that the adoption of this standard will have a material effect on our shareholders’ equity as of our transition date, which is January 1, 2022. Subsequent to the transition date, the remeasurement of liabilities for certain products and features that include use of current discount rates can reasonably be expected to have a significant positive impact on our US GAAP shareholders’ equity as of September 30, 2022, given the increase in rates for the nine months then ended. We are continuing to evaluate the quantitative impact of adopting this guidance on our consolidated financial statements for periods subsequent to our transition date.

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

The following represents the calculation of consideration:

(In millions, except exchange ratio and share price data)	Consideration
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration	699
Effective settlement of pre-existing relationships	896
Total merger consideration	13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604
Fair value of preferred stock	2,666
Noncontrolling interest	2,276
Total AHL equity value	$22,546

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the calculation of goodwill and fair value amounts recognized:

(In millions)	Fair value and goodwill calculation
Merger consideration	$13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604

Assets
Investments	$176,015
Cash and cash equivalents	9,479
Restricted cash	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	4,547
Other assets	5,729
Assets of consolidated variable interest entities	3,635
Estimated fair value of total assets acquired by AGM	239,041
Liabilities
Interest sensitive contract liabilities	160,205
Future policy benefits	47,105
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Other liabilities	2,443
Liabilities of consolidated variable interest entities	461
Estimated fair value of total liabilities assumed by AGM	220,553
Identifiable net assets	18,488
Less: Fair value of preferred stock	2,666
Less: Fair value of noncontrolling interests	2,276
Estimated fair value of net assets acquired by AGM, excluding goodwill	13,546
Goodwill attributable to AHL	$4,058

Included within the above are provisional amounts for (1) VOBA, (2) interest sensitive contract liabilities, (3) future policy benefits, and (4) other assets and other liabilities for the portion of our net assets AGM acquired relating to other identifiable intangible assets and deferred taxes, based on the availability of data as of the date the financial statements were available to be issued. Adjustments to provisional amounts are made prospectively as data becomes available. The income effects from changes to provisional amounts are recorded in the period the adjustment is made, as if the adjustment had been recorded on the merger date. During the nine months ended September 30, 2022, we made adjustments which decreased provisional goodwill by $123 million. The adjustments were comprised of $40 million for measurement period adjustments and $83 million to adjust a valuation of an investment. The measurement period adjustments were primarily related to decreases in interest sensitive contract liabilities and future policy benefits and the income statement effects were immaterial to those periods. We expect to finalize pushdown accounting as soon as practicable but no later than one year from the merger date.

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	Successor
	September 30, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,229	$—	$—	$(731)	$2,498
US state, municipal and political subdivisions	1,217	—	—	(297)	920
Foreign governments	1,208	(27)	2	(322)	861
Corporate	72,556	(66)	50	(15,632)	56,908
CLO	16,235	(5)	3	(2,087)	14,146
ABS	10,691	(13)	8	(814)	9,872
CMBS	3,462	(3)	—	(396)	3,063
RMBS	6,248	(321)	7	(609)	5,325
Total AFS securities	114,846	(435)	70	(20,888)	93,593
AFS securities – related party
Corporate	1,076	—	3	(57)	1,022
CLO	3,047	(1)	—	(415)	2,631
ABS	5,825	—	1	(274)	5,552
Total AFS securities – related party	9,948	(1)	4	(746)	9,205
Total AFS securities including related party	$124,794	$(436)	$74	$(21,634)	$102,798

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213
Foreign governments	1,110	—	35	(17)	1,128
Corporate	62,817	—	4,060	(651)	66,226
CLO	13,793	—	44	(185)	13,652
ABS	8,890	(17)	151	(35)	8,989
CMBS	2,764	(3)	56	(59)	2,758
RMBS	5,772	(103)	326	(25)	5,970
Total AFS securities	96,458	(123)	4,808	(984)	100,159
AFS securities – related party
Corporate	842	—	19	(2)	859
CLO	2,573	—	5	(29)	2,549
ABS	6,986	—	61	(53)	6,994
Total AFS securities – related party	10,401	—	85	(84)	10,402
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561

The amortized cost and fair value of AFS securities, including related party, are shown by contractual maturity below:

	Successor
	September 30, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,053	$1,031
Due after one year through five years	10,912	9,837
Due after five years through ten years	20,900	17,101
Due after ten years	45,345	33,218
CLO, ABS, CMBS and RMBS	36,636	32,406
Total AFS securities	114,846	93,593
AFS securities – related party
Due in one year or less	1	1
Due after one year through five years	23	21
Due after five years through ten years	898	870
Due after ten years	154	130
CLO and ABS	8,872	8,183
Total AFS securities – related party	9,948	9,205
Total AFS securities including related party	$124,794	$102,798

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related party, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	Successor
	September 30, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,482	$(731)	$—	$—	$2,482	$(731)
US state, municipal and political subdivisions	916	(297)	—	—	916	(297)
Foreign governments	843	(322)	—	—	843	(322)
Corporate	56,317	(15,631)	—	—	56,317	(15,631)
CLO	13,636	(2,043)	—	—	13,636	(2,043)
ABS	7,436	(730)	—	—	7,436	(730)
CMBS	2,880	(384)	—	—	2,880	(384)
RMBS	3,573	(428)	—	—	3,573	(428)
Total AFS securities	88,083	(20,566)	—	—	88,083	(20,566)
AFS securities – related party
Corporate	409	(56)	—	—	409	(56)
CLO	2,581	(412)	—	—	2,581	(412)
ABS	5,018	(249)	—	—	5,018	(249)
Total AFS securities – related party	8,008	(717)	—	—	8,008	(717)
Total AFS securities including related party	$96,091	$(21,283)	$—	$—	$96,091	$(21,283)

	Predecessor
	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$164	$(8)	$22	$(2)	$186	$(10)
US state, municipal and political subdivisions	122	(2)	1	—	123	(2)
Foreign governments	387	(17)	1	—	388	(17)
Corporate	18,995	(523)	863	(59)	19,858	(582)
CLO	7,685	(124)	1,537	(35)	9,222	(159)
ABS	4,038	(16)	165	(12)	4,203	(28)
CMBS	880	(29)	177	(22)	1,057	(51)
RMBS	437	(9)	274	(5)	711	(14)
Total AFS securities	32,708	(728)	3,040	(135)	35,748	(863)
AFS securities – related party
Corporate	313	(2)	—	—	313	(2)
CLO	1,245	(20)	163	(3)	1,408	(23)
ABS	3,801	(52)	13	(1)	3,814	(53)
Total AFS securities – related party	5,359	(74)	176	(4)	5,535	(78)
Total AFS securities including related party	$38,067	$(802)	$3,216	$(139)	$41,283	$(941)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related party, for which an allowance for credit losses has not been recorded:

	Successor
	September 30, 2022
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	9,160	—
AFS securities – related party	173	—

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since application of pushdown accounting or acquisition. We did not recognize the unrealized losses in income as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Successor
	Three months ended September 30, 2022
		Additions		Reductions
(In millions)	Beginning Balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$61	$—	$—	$(28)	$—	$(6)	$27
Corporate	70	5	—	—	(6)	(3)	66
CLO	107	2	—	—	—	(104)	5
ABS	14	7	—	—	—	(8)	13
CMBS	9	—	—	—	—	(6)	3
RMBS	348	1	2	(7)	—	(23)	321
Total AFS securities	609	15	2	(35)	(6)	(150)	435
AFS securities – related party
CLO	19	—	—	—	—	(18)	1
ABS	1	—	—	—	—	(1)	—
Total AFS securities – related party	20	—	—	—	—	(19)	1
Total AFS securities including related party	$629	$15	$2	$(35)	$(6)	$(169)	$436

	Predecessor
	Three months ended September 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$5	$—	$—	$—	$—	$(1)	$4
CLO	3	4	—	—	—	(3)	4
ABS	10	—	—	—	—	6	16
CMBS	6	—	—	—	—	(5)	1
RMBS	83	1	—	(4)	—	7	87
Total AFS securities	107	5	—	(4)	—	4	112
AFS securities – related party, CLO	2	3	—	—	—	(1)	4
Total AFS securities including related party	$109	$8	$—	$(4)	$—	$3	$116

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Nine months ended September 30, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	66	—	—	(6)	6	66
CLO	—	24	—	—	—	(19)	5
ABS	5	16	—	—	—	(8)	13
CMBS	—	14	—	—	—	(11)	3
RMBS	306	30	3	(24)	—	6	321
Total AFS securities	311	216	3	(52)	(6)	(37)	435
AFS securities – related party
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related party	—	21	—	—	—	(20)	1
Total AFS securities including related party	$311	$237	$3	$(52)	$(6)	$(57)	$436

	Predecessor
	Nine months ended September 30, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$3	$—	$(2)	$—	$(3)	$4
CLO	1	7	—	—	—	(4)	4
ABS	6	5	—	—	—	5	16
CMBS	10	2	—	—	—	(11)	1
RMBS	80	1	6	(10)	—	10	87
Total AFS securities	103	18	6	(12)	—	(3)	112
AFS securities – related party, CLO	1	5	—	(1)	—	(1)	4
Total AFS securities including related party	$104	$23	$6	$(13)	$—	$(4)	$116

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class, including related party, consists of the following:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
AFS securities	$1,077	$937	$2,885	$2,736
Trading securities	41	60	153	183
Equity securities	17	8	41	15
Mortgage loans	336	202	870	569
Investment funds	(35)	183	373	1,326
Funds withheld at interest	534	188	1,347	566
Other	75	47	165	206
Investment revenue	2,045	1,625	5,834	5,601
Investment expenses	(202)	(153)	(582)	(443)
Net investment income	$1,843	$1,472	$5,252	$5,158

Investment Related Gains (Losses)—Investment related gains (losses) by asset class, including related party, consists of the following:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
AFS securities
Gross realized gains on investment activity	$84	$118	$404	$399
Gross realized losses on investment activity	(761)	(93)	(2,003)	(407)
Net realized investment gains (losses) on AFS securities	(677)	25	(1,599)	(8)
Net recognized investment losses on trading securities	(121)	(23)	(489)	(31)
Net recognized investment gains (losses) on equity securities	(9)	57	(257)	82
Net recognized investment losses on mortgage loans	(1,199)	—	(3,094)	—
Derivative gains (losses)	(1,821)	254	(8,794)	2,300
Provision for credit losses	171	12	(193)	72
Other gains	807	60	1,614	140
Investment related gains (losses)	$(2,849)	$385	$(12,812)	$2,555

Proceeds from sales of AFS securities were $635 million and $2,177 million for the three months ended September 30, 2022 and 2021, respectively, and $9,405 million and $5,762 million for the nine months ended September 30, 2022 and 2021, respectively. Proceeds from sales of AFS securities for the three and nine months ended September 30, 2021 have been revised to correct a misstatement, which was not material, to be comparable to current year amounts.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related party, we held as of the respective period end:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Trading securities	$(119)	$(15)	$(455)	$(70)
Trading securities – related party	3	20	(3)	74
Equity securities	2	46	(237)	73
Equity securities – related party	(18)	3	(31)	4

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	Successor
	September 30, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$150	$1,260	$201	$2,866	$4,477

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

	Predecessor
	December 31, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30-90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$2,512	$—	$—	$598	$3,110

[1] Included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
U.S. government and agencies	$2,093	$1,592	$—	$—
Foreign governments	147	104	—	—
Corporate	1,965	1,580	2,923	3,208
CLO	282	264	—	—
ABS	1,207	1,066	—	—
Total securities pledged under repurchase agreements	$5,694	$4,606	$2,923	$3,208

Reverse Repurchase Agreements—As of September 30, 2022, amounts loaned under reverse repurchase agreements were $26 million, and collateral received was $616 million.

Mortgage Loans, including related party and consolidated VIEs—Mortgage loans includes both commercial and residential loans. In connection with the merger, we elected the fair value option on our mortgage loan portfolio. See Note 6 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

Successor
(In millions)	September 30, 2022
Commercial mortgage loans	$19,976
Commercial mortgage loans under development	780
Total commercial mortgage loans	20,756
Mark to fair value	(1,849)
Commercial mortgage loans	18,907
Residential mortgage loans	10,332
Mark to fair value	(763)
Residential mortgage loans	9,569
Mortgage loans	$28,476

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,730	25.0%	$4,870	28.8%
Retail	1,411	7.5%	2,022	12.0%
Apartment	5,935	31.4%	4,626	27.4%
Hotels	1,818	9.6%	1,727	10.2%
Industrial	1,726	9.1%	2,336	13.8%
Other commercial	3,287	17.4%	1,316	7.8%
Total commercial mortgage loans	$18,907	100.0%	$16,897	100.0%

US region
East North Central	$1,560	8.3%	$1,697	10.0%
East South Central	408	2.2%	470	2.8%
Middle Atlantic	4,141	21.9%	3,637	21.5%
Mountain	884	4.7%	460	2.7%
New England	1,063	5.6%	453	2.7%
Pacific	3,875	20.5%	3,994	23.6%
South Atlantic	2,743	14.5%	2,817	16.7%
West North Central	253	1.3%	271	1.6%
West South Central	1,080	5.7%	997	5.9%
Total US region	16,007	84.7%	14,796	87.5%
International region
United Kingdom	1,802	9.5%	1,279	7.6%
Other International[1]	1,098	5.8%	822	4.9%
Total international region	2,900	15.3%	2,101	12.5%
Total commercial mortgage loans	$18,907	100.0%	$16,897	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	Successor	Predecessor
	September 30, 2022	December 31, 2021
US states
California	30.8%	28.4%
Florida	9.9%	11.4%
New Jersey	5.6%	5.1%
New York	5.6%	4.8%
Other[1]	35.3%	38.5%
Total US residential mortgage loan percentage	87.2%	88.2%
International
United Kingdom	4.6%	3.8%
Ireland	3.4%	6.4%
Other[2]	4.8%	1.6%
Total international residential mortgage loan percentage	12.8%	11.8%
Total residential mortgage loan percentage	100.0%	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes our investment funds, including related party and consolidated VIEs:

	Successor		Predecessor
	September 30, 2022		December 31, 2021[1]
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$5	17.2%	$410	34.8%
Hybrid	20	69.0%	667	56.6%
Yield	4	13.8%	99	8.4%
Other	—	—%	2	0.2%
Total investment funds	29	100.0%	1,178	100.0%
Investment funds – related parties
Strategic origination platforms	68	5.3%	1,338	18.1%
Strategic insurance platforms	1,048	82.4%	1,440	19.5%
Apollo and other fund investments
Equity	135	10.7%	1,199	16.2%
Hybrid	—	—%	952	12.9%
Yield	4	0.3%	305	4.1%
Other[2]	17	1.3%	2,157	29.2%
Total investment funds – related parties	1,272	100.0%	7,391	100.0%
Investment funds owned by consolidated VIEs
Strategic origination platforms	4,524	38.1%	264	20.3%
Strategic insurance platforms	545	4.6%	—	—%
Apollo and other fund investments
Equity	2,568	21.5%	229	17.7%
Hybrid	3,183	26.8%	56	4.3%
Yield	985	8.3%	748	57.7%
Other	80	0.7%	—	—%
Total investment funds owned by consolidated VIEs	11,885	100.0%	1,297	100.0%
Total investment funds including related party and funds owned by consolidated VIEs	$13,186		$9,866

Note: During 2022, we contributed the majority of our investment funds to Apollo Aligned Alternatives, L.P. (AAA), which we consolidate as a VIE. See Note 11 – Related Parties for further information on AAA.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$29	$323	$1,178	$1,792
Investment in related parties – investment funds	1,272	1,272	7,391	10,922
Assets of consolidated VIEs – investment funds	11,885	19,330	1,297	1,647
Investment in fixed maturity securities	32,801	37,775	31,769	31,622
Investment in related parties – fixed maturity securities	9,088	9,806	11,324	12,681
Investment in related parties – equity securities	340	340	284	284
Total non-consolidated investments	$55,415	$68,846	$53,243	$58,948

Concentrations—The following table represents our investment concentrations. The evaluation for concentration is based on 10% of shareholders’ equity; however, due to our shareholders’ equity being in a deficit position as of September 30, 2022, we are providing the top 30 investment concentrations.

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Athene Freedom[1]	$1,422	$3,119
Athora[1]	1,123	N/A
PK AirFinance[1]	933	N/A
AP Tundra	894	N/A
Cayman Universe	762	N/A
AOP Finance	754	N/A
MidCap Financial[1]	680	N/A
SoftBank Vision Fund II	666	N/A
AA Infrastructure	621	N/A
Bank of America	593	N/A
Apollo Rose[2]	545	N/A
Morgan Stanley	512	N/A
Venerable[1]	506	N/A
AP Hansel[2]	500	N/A
Citigroup	494	N/A
AP Maia[2]	487	N/A
JPMorgan Chase	452	N/A
AT&T Inc.	413	N/A
FWD Group	400	N/A
Comcast	372	N/A
Mileage Plus	371	N/A
Verizon	347	N/A
Goldman Sachs	310	N/A
AA Warehouse	299	N/A
HWIRE	294	N/A
Enterprise Products	280	N/A
Wheels Fleet Lease	279	N/A
Shell	279	N/A
Energy Trans	266	N/A
Wells Fargo	249	N/A

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in Note 11 – Related Parties.

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

The following table presents the notional amount and fair value of derivative instruments:

	Successor			Predecessor
	September 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,517	$1,122	$241	6,371	$281	$56
Forwards	5,627	697	5	6,395	189	2
Interest rate swaps	4,468	—	1,055	2,783	—	173
Forwards on net investments	193	4	—	231	—	4
Interest rate swaps	9,505	1	159	500	—	1
Total derivatives designated as hedges		1,824	1,460		470	236
Derivatives not designated as hedges
Equity options	61,670	905	122	57,890	3,629	115
Futures	21	30	2	33	67	—
Total return swaps	99	—	10	231	10	—
Foreign currency swaps	3,428	354	188	2,592	57	19
Interest rate swaps	465	88	—	483	78	1
Credit default swaps	10	—	1	10	—	3
Foreign currency forwards	14,013	864	439	7,382	76	98
Embedded derivatives
Funds withheld including related party		(6,830)	(82)		1,360	45
Interest sensitive contract liabilities		—	4,998		—	14,907
Total derivatives not designated as hedges		(4,589)	5,678		5,277	15,188
Total derivatives		$(2,765)	$7,138		$5,747	$15,424

Derivatives Designated as Hedges

Cash Flow Hedges – We used foreign currency swaps to convert foreign currency denominated cash flows of investments or liabilities to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Effective January 1, 2022, our foreign currency swaps were redesignated to fair value hedges as they no longer qualified for cash flow hedge accounting. We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. The following is a summary of the gains (losses) related to cash flow hedges:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Investment related gains (losses)
Foreign currency swaps	$—	$(21)	$—	$6
Other comprehensive income
Foreign currency swaps	—	114	—	171
Interest rate swaps	(111)	—	(111)	—

There were no amounts deemed ineffective during the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$3,989	$(644)	$4,224	$(136)
Foreign currency swaps	3,878	(792)	—	—
Mortgage loans – Foreign currency forwards	—	—	1,686	(44)
Interest sensitive contract liabilities
Foreign currency swaps	1,081	162	—	—
Foreign currency interest rate swaps	4,348	879	2,773	121
Interest rate swaps	6,750	357	500	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended September 30, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	$288	$(290)	$(2)	$18	$—
Foreign currency swaps	256	(283)	(27)	—	—
Foreign currency interest rate swaps	(379)	384	5	—	—
Interest rate swaps	(268)	264	(4)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	12	(14)	(2)	—	—

Three months ended September 30, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	$133	$(149)	$(16)	$—	$(37)
Foreign currency interest rate swaps	(51)	50	(1)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	7	(6)	1	—	—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Nine months ended September 30, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	$616	$(648)	$(32)	$48	$1
Foreign currency swaps	589	(630)	(41)	—	—
Foreign currency interest rate swaps	(873)	879	6	—	—
Interest rate swaps	(345)	357	12	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	37	(37)	—	—	—

Nine months ended September 30, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	$338	$(337)	$1	$—	$(37)
Foreign currency interest rate swaps	(82)	82	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	13	(11)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Foreign currency forwards	$(20)	$86	$(77)	$90
Foreign currency swaps	51	—	60	—

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended September 30, 2022 and 2021, these derivatives had gains of $22 million and $7 million, respectively. During the nine months ended September 30, 2022 and 2021, these derivatives had gains of $47 million and $5 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of September 30, 2022 and December 31, 2021, the cumulative foreign currency translations recorded in accumulated other comprehensive income (loss) (AOCI) related to these net investment hedges were gains of $47 million and gains of $1 million, respectively. During the three and nine months ended September 30, 2022 and 2021, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Equity options	$(449)	$(45)	$(2,728)	$1,501
Futures	(34)	(2)	(153)	53
Swaps	132	(40)	121	(4)
Foreign currency forwards	454	75	971	25
Embedded derivatives on funds withheld	(1,839)	205	(7,041)	463
Amounts recognized in investment related gains (losses)	(1,736)	193	(8,830)	2,038
Embedded derivatives in indexed annuity products[1]	800	132	3,244	(716)
Total net gains (losses) on derivatives not designated as hedges	$(936)	$325	$(5,586)	$1,322

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
September 30, 2022 (Successor)
Derivative assets	$4,065	$(1,671)	$(2,538)	$(144)	$—	$(144)
Derivative liabilities	(2,222)	1,671	598	47	—	47

December 31, 2021 (Predecessor)
Derivative assets	$4,387	$(430)	$(3,934)	$23	$—	$23
Derivative liabilities	(472)	430	32	(10)	—	(10)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Trading securities	$10	$—	$10	$—
Equity securities	13	—	13	—
Mortgage loans	22	28	65	56
Investment funds	4	(26)	(5)	2
Other investments	(16)	—	(3)	—
Net investment income	$33	$2	$80	$58

Trading securities	$(38)	$—	$(38)	$—
Net recognized investment losses on mortgage loans	(103)	—	(262)	—
Provision for credit losses	—	(14)	—	(62)
Investment funds	236	15	354	15
Other gains (losses)	(16)	—	5	—
Investment related gains (losses)	$79	$1	$59	$(47)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	Successor
	September 30, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,498	$—	$2,496	$2	$—
US state, municipal and political subdivisions	920	—	—	920	—
Foreign governments	861	—	—	859	2
Corporate	56,908	—	—	55,246	1,662
CLO	14,146	—	—	14,143	3
ABS	9,872	—	—	6,024	3,848
CMBS	3,063	—	—	3,063	—
RMBS	5,325	—	—	5,325	—
Total AFS securities	93,593	—	2,496	85,582	5,515
Trading securities	1,590	—	24	1,512	54
Equity securities	1,207	—	265	870	72
Mortgage loans	25,145	—	—	—	25,145
Funds withheld at interest – embedded derivative	(5,259)	—	—	—	(5,259)
Derivative assets	4,065	—	31	4,034	—
Short-term investments	292	—	81	176	35
Other investments	666	—	—	170	496
Cash and cash equivalents	9,823	—	9,823	—	—
Restricted cash	1,024	—	1,024	—	—
Investments in related parties
AFS securities
Corporate	1,022	—	—	169	853
CLO	2,631	—	—	2,320	311
ABS	5,552	—	—	224	5,328
Total AFS securities – related party	9,205	—	—	2,713	6,492
Trading securities	905	—	—	—	905
Equity securities	340	—	—	—	340
Mortgage loans	1,331	—	—	—	1,331
Investment funds	789	—	—	—	789
Funds withheld at interest – embedded derivative	(1,571)	—	—	—	(1,571)
Other investments	274	—	—	—	274
Reinsurance recoverable	1,476	—	—	—	1,476
Assets of consolidated VIEs
Trading securities	988	—	4	364	620
Equity securities	15	—	—	—	15
Mortgage loans	1,663	—	—	—	1,663
Investment funds	11,885	9,579	—	—	2,306
Other investments	152	—	—	16	136
Cash and cash equivalents	418	—	418	—	—
Total assets measured at fair value	$160,016	$9,579	$14,166	$95,437	$40,834
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$4,998	$—	$—	$—	$4,998
Universal life benefits	852	—	—	—	852
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,157	—	—	—	1,157
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	612	—	—	—	612
Derivative liabilities	2,222	—	(8)	2,229	1
Funds withheld liability – embedded derivative	(82)	—	—	(82)	—
Total liabilities measured at fair value	$9,759	$—	$(8)	$2,147	$7,620

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

We also have fixed maturity securities priced based on indicative broker quotes or by employing market accepted valuation models. For certain fixed maturity securities, the valuation model uses significant unobservable inputs and are included in Level 3 in our fair value hierarchy. Significant unobservable inputs used include: discount rates, issue-specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and indicative quotes from market makers. These inputs are usually considered unobservable, as not all market participants have access to this data.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related party and consolidated VIEs:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Trading securities	$(121)	$(23)	$(489)	$(31)
Mortgage loans	(1,279)	—	(3,344)	—
Investment funds	(47)	4	9	439
Future policy benefits	90	21	363	70
Total gains (losses)	$(1,357)	$2	$(3,461)	$478

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

The following summarizes information for fair value option mortgage loans, including related party and consolidated VIEs:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Unpaid principal balance	$30,751	$15
Mark to fair value	(2,612)	2
Fair value	$28,139	$17

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	September 30, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$163
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(76)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$87

Fair value of commercial mortgage loans 90 days or more past due	$1
Fair value of commercial mortgage loans in non-accrual status	87

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	September 30, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$502
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(40)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$462

Fair value of residential mortgage loans 90 days or more past due[1]	$462
Fair value of residential mortgage loans in non-accrual status	205

[1] Includes $257 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2021.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Mortgage loans	$18	$—	$(34)	$—

We estimated the portion of gains and losses attributable to changes in instrument-specific credit risk by identifying commercial loans with loan-to-value ratios meeting credit quality criteria, and residential mortgage loans with delinquency status meeting credit quality criteria.

Level 3 Financial Instruments—The following are reconciliations for Level 3 assets and liabilities measured at fair value on a recurring basis. Transfers in and out of Level 3 are primarily based on changes in the availability of pricing sources, as described in the valuation methods above.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Three months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	—	$2	$—	$—
Corporate	1,588	(16)	(58)	205	(57)	1,662	—	(55)
CLO	—	—	—	3	—	3	—	—
ABS	3,594	2	(50)	198	104	3,848	—	(60)
RMBS	68	—	(1)	(1)	(66)	—	—	—
Trading securities	58	(4)	—	(2)	2	54	(4)	—
Equity securities	62	10	—	—	—	72	11	—
Mortgage loans	25,218	(1,117)	—	1,044	—	25,145	(1,111)	—
Investment funds	19	—	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	(3,958)	(1,301)	—	—	—	(5,259)	—	—
Short-term investments	58	—	—	(23)	—	35	—	—
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	849	1	(17)	114	(94)	853	—	(15)
CLO	325	—	(14)	—	—	311	—	(14)
ABS	5,026	(3)	(73)	284	94	5,328	—	(73)
Trading securities	891	4	—	5	5	905	4	—
Equity securities	163	(18)	—	195	—	340	(18)	—
Mortgage loans	1,416	(82)	—	(3)	—	1,331	(82)	—
Investment funds	818	(29)	—	—	—	789	(29)	—
Funds withheld at interest – embedded derivative	(1,129)	(442)	—	—	—	(1,571)	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,580	(104)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	330	(7)	—	529	(232)	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	1,626	(80)	—	96	21	1,663	(79)	—
Investment funds	1,053	(19)	—	1,694	(422)	2,306	(19)	—
Other investments	31	—	—	—	105	136	—	—
Total Level 3 assets	$39,688	$(3,205)	$(213)	$4,338	$226	$40,834	$(1,334)	$(217)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,451)	$800	$—	$(347)	$—	$(4,998)	$—	$—
Universal life benefits	(943)	91	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,247)	90	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(623)	11	—	—	—	(612)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Total Level 3 liabilities	$(8,265)	$992	$—	$(347)	$—	$(7,620)	$—	$—
[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Three months ended September 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	983	(2)	3	136	(61)	1,059	—	3
CLO	276	2	—	(22)	(242)	14	—	—
ABS	1,481	(5)	5	139	109	1,729	—	11
CMBS	51	—	(1)	1	(26)	25	—	(1)
Trading securities	99	(6)	—	3	(1)	95	(3)	—
Equity securities	22	2	—	—	—	24	2	—
Mortgage loans	18	—	—	—	—	18	—	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	1,373	(231)	—	—	—	1,142	—	—
Short-term investments	—	—	—	29	—	29	—	—
Investments in related parties
AFS securities
Corporate	—	—	1	115	212	328	—	(3)
ABS	4,237	(5)	(2)	45	(322)	3,953	—	—
Trading securities	1,710	(4)	—	30	(23)	1,713	(3)	—
Equity securities	115	3	—	(3)	—	115	3	—
Investment funds	2,452	1	—	—	—	2,453	1	—
Funds withheld at interest – embedded derivative	752	(65)	—	—	—	687	—	—
Reinsurance recoverable	1,946	23	—	—	—	1,969	—	—
Assets of consolidated VIEs – investment funds	417	2	—	246	—	665	2	—
Total Level 3 assets	$15,952	$(284)	$6	$719	$(354)	$16,039	$3	$10
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(13,635)	$132	$—	$(599)	$—	$(14,102)	$—	$—
Universal life benefits	(1,188)	(7)	—	—	—	(1,195)	—	—
Future policy benefits
AmerUs Closed Block	(1,551)	21	—	—	—	(1,530)	—	—
ILICO Closed Block and life benefits	(743)	(16)	—	—	—	(759)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(17,121)	$130	$—	$(599)	$—	$(17,590)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Nine months ended September 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Balance at January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(19)	(135)	385	92	1,662	—	(120)
CLO	14	(2)	—	(9)	—	3	—	—
ABS	3,619	9	(145)	198	167	3,848	—	(116)
CMBS	43	—	(17)	—	(26)	—	—	—
RMBS	—	—	(1)	67	(66)	—	—	—
Trading securities	69	(10)	—	6	(11)	54	(4)	—
Equity securities	429	27	—	(3)	(381)	72	25	—
Mortgage loans	21,154	(2,888)	—	6,879	—	25,145	(2,878)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(5,259)	—	—	—	(5,259)	—	—
Short-term investments	29	—	(1)	7	—	35	—	(1)
Other investments	—	—	—	—	496	496	—	—
Investments in related parties
AFS securities
Corporate	670	(3)	(23)	250	(41)	853	—	(22)
CLO	202	—	(21)	130	—	311	—	(21)
ABS	6,445	(4)	(208)	(957)	52	5,328	—	(193)
Trading securities	1,771	3	—	(1,057)	188	905	(4)	—
Equity securities	284	(32)	—	76	12	340	(27)	—
Mortgage loans	1,369	(206)	—	168	—	1,331	(206)	—
Investment funds	2,855	(1)	—	(34)	(2,031)	789	(1)	—
Funds withheld at interest – embedded derivative	—	(1,571)	—	—	—	(1,571)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Other investments	—	—	—	—	274	274	—	—
Reinsurance recoverable	1,991	(515)	—	—	—	1,476	—	—
Assets of consolidated VIEs
Trading securities	—	(7)	—	529	98	620	(7)	—
Equity securities	—	—	—	—	15	15	—	—
Mortgage loans	2,152	(250)	—	(58)	(181)	1,663	(250)	—
Investment funds	1,297	9	—	1,855	(855)	2,306	9	—
Other investments	—	—	—	31	105	136	—	—
Total Level 3 assets	$45,752	$(10,718)	$(551)	$8,516	$(2,165)	$40,834	$(3,343)	$(473)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$3,244	$—	$(683)	$—	$(4,998)	$—	$—
Universal life benefits	(1,235)	383	—	—	—	(852)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	363	—	—	—	(1,157)	—	—
ILICO Closed Block and life benefits	(742)	130	—	—	—	(612)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities	$(11,059)	$4,122	$—	$(683)	$—	$(7,620)	$—	$—
[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Nine months ended September 30, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$—	$(1)	$(33)	$—	$—	$—
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	6	37	108	130	1,059	—	37
CLO	208	—	1	(37)	(158)	14	—	1
ABS	800	(4)	34	894	5	1,729	—	47
CMBS	43	1	4	—	(23)	25	—	4
Trading securities	86	(4)	—	10	3	95	(2)	—
Equity securities	11	13	—	—	—	24	13	—
Mortgage loans	19	—	—	(1)	—	18	—	—
Investment funds	17	2	—	—	—	19	2	—
Funds withheld at interest – embedded derivative	1,944	(802)	—	—	—	1,142	—	—
Short-term investments	2	—	—	29	(2)	29	—	—
Investments in related parties
AFS securities
Corporate	195	—	(2)	330	(195)	328	—	(3)
ABS	4,109	(5)	(27)	(63)	(61)	3,953	—	(27)
Trading securities	1,525	39	—	255	(106)	1,713	51	—
Equity securities	72	4	—	39	—	115	4	—
Investment funds	2,033	420	—	—	—	2,453	420	—
Funds withheld at interest – embedded derivative	862	(175)	—	—	—	687	—	—
Reinsurance recoverable	2,100	(131)	—	—	—	1,969	—	—
Assets of consolidated VIEs – investment funds	—	17	—	539	109	665	18	—
Total Level 3 assets	$14,840	$(619)	$47	$2,102	$(331)	$16,039	$506	$59
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$(716)	$—	$(513)	$—	$(14,102)	$—	$—
Universal life benefits	(1,308)	113	—	—	—	(1,195)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	70	—	—	—	(1,530)	—	—
ILICO Closed Block and life benefits	(776)	17	—	—	—	(759)	—	—
Derivative liabilities	(4)	—	—	—	—	(4)	—	—
Total Level 3 liabilities	$(16,561)	$(516)	$—	$(513)	$—	$(17,590)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Successor
	Three months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$228	$—	$(3)	$(20)	$205	$83	$(140)	$(57)
CLO	3	—	—	—	3	—	—	—
ABS	344	—	—	(146)	198	116	(12)	104
RMBS	—	—	—	(1)	(1)	—	(66)	(66)
Trading securities	—	—	—	(2)	(2)	3	(1)	2
Mortgage loans	1,900	—	(51)	(805)	1,044	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	—	—	—	(23)	(23)	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	116	—	—	(2)	114	—	(94)	(94)
ABS	887	—	—	(603)	284	94	—	94
Trading securities	5	—	—	—	5	5	—	5
Equity securities	195	—	—	—	195	—	—	—
Mortgage loans	—	—	—	(3)	(3)	—	—	—
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	100	(332)	(232)
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(6)	96	21	—	21
Investment funds	1,695	—	(1)	—	1,694	—	(422)	(422)
Other investments	—	—	—	—	—	105	—	105
Total Level 3 assets	$6,004	$—	$(55)	$(1,611)	$4,338	$1,312	$(1,086)	$226

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(457)	$—	$110	$(347)	$—	$—	$—
Total Level 3 liabilities	$—	$(457)	$—	$110	$(347)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Three months ended September 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$147	$—	$—	$(11)	$136	$25	$(86)	$(61)
CLO	—	—	—	(22)	(22)	—	(242)	(242)
ABS	443	—	—	(304)	139	166	(57)	109
CMBS	1	—	—	—	1	—	(26)	(26)
Trading securities	6	—	(3)	—	3	4	(5)	(1)
Short-term investments	29	—	—	—	29	—	—	—
Investments in related parties
AFS securities
Corporate	115	—	—	—	115	212	—	212
ABS	65	—	—	(20)	45	—	(322)	(322)
Trading securities	65	—	—	(35)	30	—	(23)	(23)
Equity securities	—	—	—	(3)	(3)	—	—	—
Assets of consolidated VIEs – investment funds	339	—	(93)	—	246	—	—	—
Total Level 3 assets	$1,210	$—	$(96)	$(395)	$719	$407	$(761)	$(354)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(832)	$—	$233	$(599)	$—	$—	$—
Total Level 3 liabilities	$—	$(832)	$—	$233	$(599)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Successor
	Nine months ended September 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[1]	Net transfers in (out)
Assets
AFS securities
Corporate	$681	$—	$(173)	$(123)	$385	$276	$(184)	$92
CLO	3	—	—	(12)	(9)	—	—	—
ABS	2,579	—	(1,791)	(590)	198	484	(317)	167
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	(1)	67	—	(66)	(66)
Trading securities	8	—	—	(2)	6	42	(53)	(11)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	9,377	—	(181)	(2,317)	6,879	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	—	—	—	—	—	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(217)	(16)	250	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,160	—	(93)	(3,024)	(957)	1,916	(1,864)	52
Trading securities	41	—	(1,052)	(46)	(1,057)	1,448	(1,260)	188
Equity securities	195	—	(119)	—	76	125	(113)	12
Mortgage loans	182	—	—	(14)	168	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	—	—	—	—	—	274	—	274
Assets of consolidated VIEs
Trading securities	529	—	—	—	529	430	(332)	98
Equity securities	—	—	—	—	—	15	—	15
Mortgage loans	102	—	—	(160)	(58)	42	(223)	(181)
Investment funds	1,981	—	(126)	—	1,855	11,087	(11,942)	(855)
Other investments	31	—	—	—	31	2,007	(1,902)	105
Total Level 3 assets	$18,662	$—	$(3,789)	$(6,357)	$8,516	$18,714	$(20,879)	$(2,165)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,073)	$—	$390	$(683)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,073)	$—	$390	$(683)	$—	$—	$—

[1] Transfers in and out are primarily assets of VIEs that changed consolidation status in 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Predecessor
	Nine months ended September 30, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$(1)	$(1)	$—	$(33)	$(33)
Foreign governments	1	—	—	(1)	—	—	—	—
Corporate	172	—	(8)	(56)	108	252	(122)	130
CLO	—	—	—	(37)	(37)	—	(158)	(158)
ABS	1,387	—	(1)	(492)	894	175	(170)	5
CMBS	1	—	—	(1)	—	—	(23)	(23)
Trading securities	55	—	(5)	(40)	10	5	(2)	3
Equity securities	11	—	(11)	—	—	—	—	—
Mortgage loans	—	—	—	(1)	(1)	—	—	—
Short-term investments	29	—	—	—	29	—	(2)	(2)
Investments in related parties
AFS securities
Corporate	330	—	—	—	330	—	(195)	(195)
ABS	103	—	(25)	(141)	(63)	—	(61)	(61)
Trading securities	319	—	—	(64)	255	—	(106)	(106)
Equity securities	46	—	—	(7)	39	—	—	—
Assets of consolidated VIEs – investment funds	632	—	(93)	—	539	109	—	109
Total Level 3 assets	$3,086	$—	$(143)	$(841)	$2,102	$541	$(872)	$(331)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,204)	$—	$691	$(513)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,204)	$—	$691	$(513)	$—	$—	$—

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the unobservable inputs for AFS and trading securities, mortgage loans and the embedded derivatives of fixed indexed annuities:

	Successor
	September 30, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$11,191	Discounted cash flow	Discount rate	1.6%	19.8%	5.9%	[1]	Decrease

Mortgage loans	$28,139	Discounted cash flow	Discount rate	2.6%	35.7%	5.8%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$4,998	Discounted cash flow	Nonperformance risk	0.5%	1.9%	1.2%	[2]	Decrease
			Option budget	0.5%	4.5%	1.8%	[3]	Increase
			Surrender rate	5.0%	11.5%	8.1%	[4]	Decrease

	Predecessor
	December 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities	$10,167	Discounted cash flow	Discount rate	1.4%	19.4%	5.2%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	$14,907	Option budget method	Nonperformance risk	0.1%	1.0%	0.6%	[2]	Decrease
			Option budget	0.4%	3.4%	1.9%	[3]	Increase
			Surrender rate	5.9%	10.7%	8.0%	[4]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of September 30, 2022 and December 31, 2021, the carrying amount of the equity securities was $400 million and $0 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	Successor
	September 30, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$29	$29	$29	$—	$—	$—
Policy loans	353	353	—	—	353	—
Funds withheld at interest	39,965	39,965	—	—	—	39,965
Short-term investments	26	26	—	—	—	26
Other investments	16	16	—	—	—	16
Investments in related parties
Investment funds	483	483	483	—	—	—
Funds withheld at interest	11,532	11,532	—	—	—	11,532
Assets of consolidated VIEs – Mortgage loans	337	337	—	—	—	337
Total financial assets not carried at fair value	$52,741	$52,741	$512	$—	$353	$51,876

Financial liabilities
Interest sensitive contract liabilities	$119,109	$104,556	$—	$—	$—	$104,556
Debt	3,271	2,427	—	—	2,427	—
Securities to repurchase	4,477	4,477	—	—	4,477	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$127,217	$111,820	$—	$—	$7,264	$104,556

	Predecessor
	December 31, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$20,731	$21,138	$—	$—	$—	$21,138
Investment funds	995	995	995	—	—	—
Policy loans	312	312	—	—	312	—
Funds withheld at interest	43,125	43,125	—	—	—	43,125
Other investments	1,343	1,343	—	—	—	1,343
Investments in related parties
Mortgage loans	1,360	1,369	—	—	—	1,369
Investment funds	4,433	4,433	4,433	—	—	—
Funds withheld at interest	11,629	11,629	—	—	—	11,629
Other investments	222	223	—	—	—	223
Assets of consolidated VIEs – mortgage loans	2,040	2,152	—	—	—	2,152
Total financial assets not carried at fair value	$86,190	$86,719	$5,428	$—	$312	$80,979

Financial liabilities
Interest sensitive contract liabilities	$105,293	$108,621	$—	$—	$—	$108,621
Debt	2,964	3,295	—	—	3,295	—
Securities to repurchase	3,110	3,110	—	—	3,110	—
Funds withheld liability	394	394	—	—	394	—
Total financial liabilities not carried at fair value	$111,761	$115,420	$—	$—	$6,799	$108,621

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

7. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

	Successor
(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,547	$4,547
Additions	750	268	—	1,018
Unlocking	—	—	4	4
Amortization	(8)	—	(371)	(379)
Impact of unrealized investment (gains) losses and other	6	—	(5)	1
Balance at September 30, 2022	$748	$268	$4,175	$5,191

	Predecessor
(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2020	$3,236	$857	$813	$4,906
Additions	471	186	—	657
Amortization	(408)	(138)	(122)	(668)
Impact of unrealized investment (gains) losses	120	35	60	215
Balance at September 30, 2021	$3,419	$940	$751	$5,110

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2022[1]	$117
2023	442
2024	405
2025	373
2026	339
2027	303

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

4.ALRe Minimum Consolidated Net Worth (as defined in the Liquidity Facility) of no less than $9.3 billion; and
5.Restrictions on our ability to incur debt and liens, in each case with certain exceptions.

Interest accrues on outstanding borrowings at either the secured overnight financing rate (Adjusted Term SOFR, as defined in the Liquidity Facility) plus a margin or a base rate plus a margin, with applicable margin varying based on ALRe’s Financial Strength Rating (as defined in the Liquidity Facility).

As of September 30, 2022, there were no amounts outstanding under the Liquidity Facility.

9. Equity

Distributions to Parent—In the first quarter of 2022, we distributed our investment in AOG units to AGM. See Note 11 – Related Parties for further information on the investment in AOG units. The AOG distribution resulted in a reduction of additional paid-in capital of $1,916 million and an increase in accumulated deficit of $26 million. In connection with the AOG distribution to AGM, we also issued a stock dividend of 11.6 million shares to the Apollo Group shareholders other than AGM. Additionally, we recorded a reestablishment of the liabilities that were considered effectively settled upon merger of $810 million, as these liabilities were settled during the first quarter of 2022 in the normal course of business as intercompany payables to AGM.

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

Successor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2022	$(9,996)	$(138)	$432	$(28)	$(57)	$(9,787)
Other comprehensive income (loss) before reclassifications	(5,824)	(128)	218	(79)	41	(5,772)
Less: Reclassification adjustments for gains (losses) realized[1]	(24)	—	1	1	—	(22)
Less: Income tax expense (benefit)	(1,001)	(23)	45	(12)	—	(991)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(713)	(5)	5	(91)	13	(791)
Balance at September 30, 2022	$(14,082)	$(238)	$599	$(5)	$(29)	$(13,755)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Predecessor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at June 30, 2021	$4,423	$(36)	$(1,082)	$23	$9	$3,337
Other comprehensive income (loss) before reclassifications[1]	(783)	41	98	179	(6)	(471)
Less: Reclassification adjustments for gains (losses) realized in net income[1,2]	56	(2)	(14)	(21)	—	19
Less: Income tax expense (benefit)	(161)	8	23	42	—	(88)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(96)	—	—	20	—	(76)
Balance at September 30, 2021	$3,841	$(1)	$(993)	$161	$3	$3,011

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of activity between other comprehensive income (loss) before reclassifications and reclassification adjustments for gains (losses) realized.

[2] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

Successor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(20,037)	(319)	768	(112)	(13)	(19,713)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(178)	—	4	16	—	(158)
Less: Income tax expense (benefit)	(3,526)	(57)	160	(21)	—	(3,444)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2,251)	(24)	5	(102)	16	(2,356)
Balance at September 30, 2022	$(14,082)	$(238)	$599	$(5)	$(29)	$(13,755)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

Predecessor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$5,352	$(53)	$(1,310)	$(26)	$8	$3,971
Other comprehensive income (loss) before reclassifications[1]	(1,913)	58	368	267	(5)	(1,225)
Less: Reclassification adjustments for gains (losses) realized[1,2]	134	(5)	(33)	6	—	102
Less: Income tax expense (benefit)	(393)	12	84	58	—	(239)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(143)	(1)	—	16	—	(128)
Balance at September 30, 2021	$3,841	$(1)	$(993)	$161	$3	$3,011

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of activity between other comprehensive income (loss) before reclassifications and reclassification adjustments for gains (losses) realized.

[2] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

10. Income Taxes

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the US Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA's impact as further information becomes available.

11. Related Parties

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

During the three months ended September 30, 2022 and 2021, we incurred management fees, inclusive of the base and sub-allocation fees, of $195 million and $146 million, respectively. During the nine months ended September 30, 2022 and 2021, we incurred management fees, inclusive of the base and sub-allocation fees, of $563 million and $430 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of September 30, 2022 and December 31, 2021, management fees payable were $74 million and $59 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Prior to our merger with AGM on January 1, 2022, a significant voting interest in the Company was held by shareholders who are members of the Apollo Group. James Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the sixteen members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

AAA Investment – In 2022, we contributed $8,007 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Athene Freedom – We contributed our limited partnership investment in Athene Freedom, for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in both Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). We own ABS and corporate debt securities issued by Wheels and Donlen of $933 million and $2,419 million as of September 30, 2022 and December 31, 2021, respectively, which are held as related party AFS securities on the condensed consolidated balance sheets. During the second quarter 2022, we received redemptions on Wheels securities of $1,479 million.

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

Additionally, we hold ABS and CLO securities issued by MidCap Financial affiliates of $1,008 million and $897 million as of September 30, 2022 and December 31, 2021, respectively, which are included in related party AFS securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of September 30, 2022, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our investments in Athora:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Investment fund	$789	$743
Non-redeemable preferred equity securities	334	171
Total investment in Athora	$1,123	$914

Additionally, as of September 30, 2022 and December 31, 2021, we had $54 million and $63 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional investments in Athora of $809 million as of September 30, 2022.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $232 million and $219 million as of September 30, 2022 and December 31, 2021, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $274 million as of September 30, 2022 and previously held at principal balance less allowances and were $222 million as of December 31, 2021. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of September 30, 2022 and December 31, 2021, we had $984 million and $415 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

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

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
AFS or trading securities	$1,104	$1,401

We also have commitments to make additional investments in PK Air of $1,028 million as of September 30, 2022.

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three months ended September 30, 2022 and 2021, we received capital contributions of $336 million and $328 million, respectively, from ADIP. During the nine months ended September 30, 2022 and 2021, we received capital contributions of $1,047 million and $648 million, respectively, from ADIP. Additionally, as of September 30, 2022 and December 31, 2021, we had $181 million and $81 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to noncontrolling interest.

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

12. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $18,133 million as of September 30, 2022. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of September 30, 2022 and December 31, 2021, we had $3,746 million and $2,751 million, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of September 30, 2022 and December 31, 2021, we had $20,759 million and $19,728 million, respectively, of board-authorized FABN funding agreements outstanding. We had $13,253 million of board-authorized FABN capacity remaining as of September 30, 2022.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special-purpose entity to purchase funding agreements from us. As of September 30, 2022 and December 31, 2021, we had $2,000 million and $1,000 million, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
AFS securities	$11,532	$9,111
Trading securities	57	75
Equity securities	48	30
Mortgage loans	7,625	5,033
Investment funds	103	174
Derivative assets	84	96
Short-term investments	8	—
Other investments	170	130
Restricted cash	1,024	796
Total restricted assets	$20,651	$15,445

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,359 million as of September 30, 2022. These letters of credit were issued for our reinsurance program and expire between June 19, 2023 and May 22, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We generate attractive financial results for our policyholders and shareholders by combining our two core competencies of (1) sourcing long-term, generally illiquid liabilities and (2) using the global scale and reach of Apollo’s business to invest in a high-quality investment portfolio, which takes advantage of the illiquid nature of our liabilities. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively-priced liabilities and capitalize on opportunities. Effective January 1, 2022, as a result of the closing of the merger involving us and Apollo, Apollo Global Management, Inc. (NYSE: APO) became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors.

We have established a significant base of earnings and, as of September 30, 2022, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the 8.5 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $236.7 billion as of September 30, 2022. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we generated an annualized net investment spread of 1.59% and 1.94%, respectively.

The following table presents the inflows generated from our organic and inorganic channels:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Retail	$6,132	$2,372	$12,745	$5,878
Flow reinsurance	2,291	635	4,330	1,213
Funding agreements[1]	1,588	2,337	9,039	9,637
Pension group annuities	2,944	6,593	10,446	10,960
Gross organic inflows	12,955	11,937	36,560	27,688
Gross inorganic inflows	—	—	—	—
Total gross inflows	12,955	11,937	36,560	27,688
Gross outflows[2]	(7,000)	(4,433)	(16,808)	(13,190)
Net flows	$5,955	$7,504	$19,752	$14,498

Inflows attributable to Athene	$11,000	$7,180	$29,222	$19,780
Inflows attributable to ACRA noncontrolling interest	1,955	4,757	7,338	7,908
Total gross inflows	$12,955	$11,937	$36,560	$27,688

Outflows attributable to Athene	$(5,803)	$(3,746)	$(13,937)	$(11,168)
Outflows attributable to ACRA noncontrolling interest	(1,197)	(687)	(2,871)	(2,022)
Total gross outflows[2]	$(7,000)	$(4,433)	$(16,808)	$(13,190)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and funding agreement repurchases and maturities.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $36.6 billion and $27.7 billion for the nine months ended September 30, 2022 and 2021, respectively, which were underwritten to attractive, above target returns. Gross organic inflows increased $8.9 billion, or 32% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, repurchases and maturities of our funding agreements, payments on payout annuities and pension group annuity payments (collectively, gross outflows), in the aggregate were $16.8 billion and $13.2 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in gross outflows was primarily driven by the repurchase and maturity of larger funding agreement issuances in 2022. Our funding agreement repurchases related to our first-ever targeted tender offer for two FABNs included in our FABN program. We believe that our credit profile, our current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We plan to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $12.7 billion and $5.9 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in our retail channel was driven by the strong performance of our indexed annuity and MYGA products across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution as interest rates have risen in the current year, as well as our expansion into large financial institutions. We have maintained our disciplined approach to pricing, including with respect to targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 54 IMOs, approximately 75,000 independent agents and our growing network of 16 banks and 125 regional broker-dealers. Our strong financial position and diverse, capital efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile, recent product launches and the rising interest rate environment. We believe this should support growth in sales at our desired cost of funds through increased volumes via current IMOs, while also allowing us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

In our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics and, as such, flow reinsurance provides another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $4.3 billion and $1.2 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes from existing partnerships as interest rates have risen in the current year as well as new partners added during 2022 and the second half of 2021. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $19.5 billion and $20.6 billion for the nine months ended September 30, 2022 and 2021, respectively. The decrease in our institutional channel was driven by lower funding agreement and pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $9.0 billion and $9.6 billion for the nine months ended September 30, 2022 and 2021, respectively, including issuances in multiple currencies. The decrease in our funding agreement channel from prior year was driven by fewer issuances as spreads remained elevated across the industry. Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with maturities exceeding one year at issuance, with inflows in the aggregate principal amount of $4.3 billion, $1.0 billion, $1.4 billion and $2.3 billion, respectively, for the nine months ended September 30, 2022 and issuances outstanding of $20.8 billion, $2.0 billion, $3.7 billion and $2.9 billion, respectively, as of September 30, 2022. During the nine months ended September 30, 2022, we closed nine pension group annuity transactions and issued annuity contracts in the aggregate principal amount of $10.4 billion, compared to $11.0 billion during the nine months ended September 30, 2021. Since entering the pension group annuity channel in 2017, we have closed 42 deals involving more than 440,000 plan participants resulting in the issuance or reinsurance of group annuities of $40.6 billion to date. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to us to support our growth aspirations. As of September 30, 2022, we estimate that we have approximately $5.8 billion in capital available to deploy, consisting of approximately $2.7 billion in excess capital, $2.9 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $0.2 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to favorable market conditions and general availability.

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

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical issues or military action, such as the heightened tensions between the US and China or the armed conflict between Ukraine and Russia, and the corresponding sanctions imposed by the US and other countries. New or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains are also key drivers of economic conditions.

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolio and derivatives, which includes global inflation.

US inflation remained heightened during the third quarter of 2022 with the US Federal Reserve continuing its interest rate hiking cycle as a result. The US Bureau of Labor Statistics reported that the annual US inflation rate increased 8.2% as of September 30, 2022, compared to 9.1% as of June 30, 2022, and core inflation is at the highest level since the 1980s. The increase in the US inflation rate continues to be driven by various factors, including the armed conflict between Ukraine and Russia, supply chain disruptions, persistent consumer demand, tight labor markets, a distorted supply/demand housing imbalance, and residential vacancy rates. As a result, the Federal Reserve increased interest rates by 75 basis points twice during the third quarter of 2022. Following the higher-than-expected inflation report in early October, the Federal Reserve once again raised interest rates by 75 basis points at its November meeting. The Federal Reserve’s recent interest rate increases have been larger and faster-paced than in any cycle in recent history and thus drove interest rate volatility throughout the third quarter of 2022. Further, the increasing yield disparity globally drove the strength of the US dollar in the third quarter of 2022.

Equity markets ended the third quarter of 2022 lower as recession concerns grew, and credit markets faced similar underperformance. The Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.6% in the third quarter of 2022. The price of crude oil depreciated by 24.8% during the third quarter, although up 5.7% from the start of 2022, as recession fears counteracted constrained supply and oil export disruptions due to the ongoing conflict between Ukraine and Russia. However, the US unemployment rate edged lower to 3.5% as of September 30, 2022, as reported by the US Bureau of Labor Statistics, and low unemployment poses an unusual situation for a recession. As of October 2022, the International Monetary Fund estimated the US will expand by 1.6% in 2022 and 1.0% in 2023.

Interest Rate Environment

Rates have already moved meaningfully higher than most predictions for 2022, and this trend continued in the third quarter. The ten-year US Treasury moved out of the 2.80%-3.20% range, reaching levels as high as 3.97% over the quarter. Given the Federal Reserve’s continued focus on curbing inflation and recessionary concerns, it is difficult to predict rates in the near term, although they will likely be higher.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment, as we are currently experiencing, and which we expect would underperform in a declining rate environment. As of September 30, 2022, our net invested asset portfolio includes $38.3 billion of floating rate investments, or 20% of our net invested assets, our net reserve liabilities include $13.5 billion of floating rate liabilities at notional, or 7% of our net invested assets, translating to $24.8 billion of net floating rate assets, or 13% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of September 30, 2022, most of our products were deferred annuities with 20% of our FIAs at the minimum guarantees and 30% of our fixed rate annuities at the minimum crediting rates. As of September 30, 2022, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 130 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

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

As of September 30, 2022, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$31,775	$29,456
Product Liabilities	10,079	5,499
Derivatives Hedging Product Liabilities	13,973	8,216
Other Derivatives	3,552	3,552
Other Contracts	1,113	1,113
Total notional of contracts tied to LIBOR	$60,492	$47,836

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments

As of September 30, 2022, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral Arrangements
Corporates	$718	$641
RMBS	2,797	2,763
CMBS	707	698
CLO	15,272	15,244
ABS	5,712	5,119
Bank Loans	1,245	1,186
Total Multi-lateral Arrangements	26,451	25,651
Bi-lateral Arrangements
CML	5,204	3,685
RML	120	120
Total Bi-lateral Arrangements	5,324	3,805
Total investments tied to LIBOR	$31,775	$29,456

Of the total notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023, $25.7 billion, or 87.1%, relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from instrument to instrument. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the New York or US federal LIBOR transition law, to rectify such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.8 billion, or 12.9%, relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

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

Product Liabilities and Associated Hedging Instruments

As of September 30, 2022, we had product liabilities with a notional value of approximately $10.1 billion for which LIBOR is a component in the determination of interest credited, of which we expect $5.5 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2022, we held derivatives with a notional value of approximately $14.0 billion to hedge our exposure to these product liabilities, of which we expect $8.2 billion to extend beyond June 30, 2023. Included within this category are $4.2 billion of Eurodollar futures, of which we expect $2.9 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to an ISDA Master Agreement and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

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

According to LIMRA, total fixed annuity market sales in the United States were $87.3 billion for the six months ended June 30, 2022, a 31.1% increase from the same time period in 2021, as a rise in interest rates spurred continued growth in the US annuity market. In the total fixed annuity market, for the six months ended June 30, 2022 (the most recent period for which specific market share data is available), we were the fourth largest company based on sales of $6.2 billion, translating to a 7.1% market share. For the six months ended June 30, 2021, our market share was 5.0% with sales of $3.4 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed-indexed annuity market sales in the United States were $36.0 billion for the six months ended June 30, 2022, a 20.0% increase from the same time period in 2021. For the six months ended June 30, 2022 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $4.5 billion, and our market share for the same period was 12.6%. For the six months ended June 30, 2021, we were the largest provider of FIAs based on sales of $3.3 billion, translating to a 10.9% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the United States were $20.4 billion for the six months ended June 30, 2022, a 7.2% increase from the same time period in 2021. For the six months ended June 30, 2022 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $462 million, and our market share for the same period was 2.3%. For the six months ended June 30, 2021, we were the tenth largest provider of RILAs based on sales of $181 million, translating to a 0.9% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

•Non-operating Change in Insurance Liabilities and Related Derivatives, Net of Offsets

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

•Non-operating Change in Funding Agreements—Consists of timing differences caused by changes to interest rates on variable funding agreements and funding agreement backed notes and the associated reserve accretion patterns of those contracts. Further included are adjustments for gains associated with the Company’s Tender Offer for funding agreement backed notes.

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

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of DAC, DSI, rider reserve and tax offsets. Adjusted debt to capital ratio is calculated as total debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common shareholder’s equity, preferred stock and the notional value of our debt. Adjusted AHL common shareholder’s equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Accordingly, we believe using measures which exclude AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets are useful in analyzing trends in our operating results. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

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

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets includes (a) total investments on the consolidated balance sheet with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but does not include the proportionate share of investments associated with the noncontrolling interest. Net invested assets also includes our investment in Apollo for prior periods. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) long-term repurchase obligations, (d) dividends payable to policyholders and (e) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under GAAP.

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

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Revenues	$2,309	$8,724	$3,835	$19,538
Benefits and expenses	3,896	8,004	11,871	16,689
Income (loss) before income taxes	(1,587)	720	(8,036)	2,849
Income tax expense (benefit)	(210)	(50)	(1,101)	196
Net income (loss)	(1,377)	770	(6,935)	2,653
Less: Net income (loss) attributable to noncontrolling interests	(476)	37	(2,431)	(111)
Net income (loss) attributable to Athene Holding Ltd.	(901)	733	(4,504)	2,764
Less: Preferred stock dividends	35	35	105	106
Net income (loss) available to AHL common shareholder	$(936)	$698	$(4,609)	$2,658

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

In this section, references to 2022 refer to the three months ended September 30, 2022 and references to 2021 refer to the three months ended September 30, 2021.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder decreased by $1.6 billion, or 234%, to $(936) million in 2022 from $698 million in 2021. The decrease in net income (loss) available to AHL common shareholder was driven by a $6.4 billion decrease in revenues, partially offset by a $4.1 billion decrease in benefits and expenses, a $513 million decrease in noncontrolling interests and a $160 million decrease in income tax expense.

Revenues

Revenues decreased by $6.4 billion to $2.3 billion in 2022 from $8.7 billion in 2021. The decrease was driven by a decrease in premiums and a decrease in investment related gains and (losses), partially offset by an increase in net investment income and an increase in VIE investment related gains and losses.

Premiums decreased by $3.6 billion to $3.0 billion in 2022 from $6.7 billion in 2021, driven by lower pension group annuity premiums compared to the prior year.

Investment related gains and (losses) decreased by $3.2 billion to $(2.8) billion in 2022 from $385 million in 2021, primarily due to the changes in the fair value of reinsurance assets, mortgage loans, FIA hedging derivatives, trading and equity securities and realized losses on AFS securities, partially offset by foreign exchange gains on derivatives. The change in fair value of reinsurance assets decreased $2.0 billion primarily driven by the change in the value of the underlying assets mainly related to a larger increase in US Treasury rates and credit spread widening in the current year. The $1.2 billion unfavorable change in mortgage loans was primarily due to an increase in US Treasury rates and credit spread widening in the current year as well as unfavorable foreign exchange impacts. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The change in fair value of FIA hedging derivatives decreased $436 million primarily driven by the unfavorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which decreased 5.3% in 2022, compared to an increase of 0.2% in 2021. The unfavorable changes in realized gains and losses on AFS securities of $702 million and fair value of trading and equity securities of $164 million were primarily due to a larger increase in US Treasury rates and credit spread widening in the current year as well as unfavorable economics, including foreign exchange impacts. The increase in foreign exchange gains on derivatives reflects additional assets denominated in foreign currencies and the strengthening of the US dollar in the current quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $371 million to $1.8 billion in 2022 from $1.5 billion in 2021, primarily driven by growth in our investment portfolio attributed to strong inflows during the previous twelve months and higher floating rate income related to higher short-term interest rates. These increases were partially offset by a decrease in alternative income as a significant portion of our alternative investments were transferred to AAA, a consolidated VIE, as well as lower bond call income and lower RMBS returns. As a result of purchase accounting, the book value of our investment portfolio was marked up to fair value resulting in an adverse impact to our net investment income.

VIE investment related gains and losses increased by $78 million to $79 million in 2022 from $1 million in 2021, primarily driven by an increase in consolidated VIEs following our merger with Apollo as well as unrealized gains on assets transferred to AAA.

Benefits and Expenses

Benefits and expenses decreased by $4.1 billion to $3.9 billion in 2022 from $8.0 billion in 2021. The decrease was driven by a decrease in future policy and other policy benefits, a decrease in interest sensitive contract benefits and a decrease in DAC, DSI and VOBA amortization, partially offset by an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $41 million driven by a decrease of FIA embedded derivative liabilities.

Future policy and other policy benefits decreased by $3.7 billion to $3.3 billion in 2022 from $7.0 billion in 2021, primarily attributable to lower pension group annuity obligations, a decrease in the change in rider reserves and higher negative VOBA amortization resulting from purchase accounting. The favorable change in rider reserves of $114 million was primarily driven by the unfavorable change in reinsurance assets.

Interest sensitive contract benefits decreased by $483 million to $89 million in 2022 from $572 million in 2021 primarily driven by a decrease in the change in FIA fair value embedded derivatives of $668 million and higher negative VOBA amortization resulting from purchase accounting, partially offset by growth in the block of business. As a result of purchase accounting, we marked our reserve liabilities to fair value resulting in a favorable impact to our interest sensitive contract benefits. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 5.3% in 2022, compared to an increase of 0.2% in 2021, as well as a favorable change in discount rates and favorable unlocking, partially offset by unfavorable economics impacting policyholder projected benefits. The FIA fair value embedded derivatives unlocking in 2022 was $41 million favorable due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

DAC, DSI and VOBA amortization decreased by $43 million to $125 million in 2022 from $168 million in 2021, primarily due to the impacts from purchase accounting reflecting the removal of historical DAC and DSI, partially offset by the establishment of a new VOBA asset.

Policy and other operating expenses increased by $138 million to $388 million in 2022 from $250 million in 2021, primarily driven by significant growth in the business, the amortization of newly established intangible assets as a result of the merger and interest expense related to the issuance of several new repurchase agreements.

Taxes

Income tax expense (benefit) decreased by $160 million to $(210) million in 2022 from $(50) million in 2021. The income tax benefit for 2022 was calculated by applying the 21% US statutory rate to the loss of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the unfavorable changes in fair value of reinsurance assets and mortgage loans. The income tax benefit for 2021 was driven by a favorable prior year out-of-period adjustment of $116 million related to the correction of errors in taxable income by jurisdiction.

Our effective tax rate in the third quarter of 2022 was a benefit of 13% compared to a benefit of 7% in 2021. The effective tax rate in 2022 was due to the change in fair value of reinsurance assets and mortgage loans subject to tax. Our effective tax rate in 2021 was dependent upon the relationship of income or loss subject to tax compared to the consolidated income or loss before income taxes.

Noncontrolling Interests

Noncontrolling interests decreased by $513 million to $(476) million in 2022 from $37 million in 2021, primarily due to the unfavorable change in fair value of reinsurance assets as a result of unrealized losses within reinsurance investment portfolios.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

In this section, references to 2022 refer to the nine months ended September 30, 2022 and references to 2021 refer to the nine months ended September 30, 2021.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder decreased by $7.3 billion, or 273%, to $(4.6) billion in 2022 from $2.7 billion in 2021. The decrease in net income (loss) available to AHL common shareholder was driven by a $15.7 billion decrease in revenues, partially offset by a $4.8 billion decrease in benefits and expenses, a $2.3 billion decrease in noncontrolling interests and a $1.3 billion decrease in income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues decreased by $15.7 billion to $3.8 billion in 2022 from $19.5 billion in 2021. The decrease was driven by a decrease in investment related gains and losses and a decrease in premiums, partially offset by an increase in VIE investment related gains and losses and an increase in net investment income.

Investment related gains and losses decreased by $15.4 billion to $(12.8) billion in 2022 from $2.6 billion in 2021, primarily due to the changes in fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities and an increase in the provision for credit losses, partially offset by foreign exchange gains on derivatives. The change in fair value of reinsurance assets decreased $7.5 billion primarily driven by the change in the value of the underlying assets mainly related to credit spread widening compared to credit spread tightening in the prior year and a larger increase in US Treasury rates in the current year. The change in fair value of FIA hedging derivatives decreased $4.4 billion primarily driven by the unfavorable performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which decreased 24.8% in 2022, compared to an increase of 14.7% in 2021. The $3.1 billion unfavorable change in mortgage loans was primarily due to credit spread widening and an increase in US Treasury rates in the current year as well as unfavorable foreign exchange impacts. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable changes in realized gains and losses on AFS securities of $1.6 billion and fair value of trading and equity securities of $797 million were primarily due to credit spread widening compared to credit spread tightening in the prior year, a larger increase in US Treasury rates in the current year and unfavorable economics, including foreign exchange impacts. The unfavorable change in the provision for credit losses of $265 million was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. The increase in foreign exchange gains on derivatives reflects additional assets denominated in foreign currencies and the strengthening of the US dollar during the year.

Premiums decreased by $526 million to $10.8 billion in 2022 from $11.3 billion in 2021, driven by lower pension group annuity premiums compared to the prior year.

Net investment income increased by $94 million to $5.3 billion in 2022 from $5.2 billion in 2021, primarily driven by growth in our investment portfolio attributed to strong inflows during the previous twelve months and higher floating rate income related to higher short-term interest rates. These increases were partially offset by less favorable alternative investment performance and the transfer of a significant portion of our alternative investments to AAA, a consolidated VIE, during the year as well as the favorable prior year change in fair value of our investment in Apollo of $427 million, which was distributed to AGM following the merger, lower new money rates throughout 2021, higher investment management fees driven by the increase in our investment portfolio and lower bond call income. As a result of purchase accounting, the book value of our investment portfolio was marked up to fair value resulting in an adverse impact to our net investment income.

VIE investment related gains and losses increased by $106 million to $59 million in 2022 from $(47) million in 2021, primarily driven by an increase in consolidated VIEs following our merger with Apollo as well as unrealized gains on assets transferred to AAA.

Benefits and Expenses

Benefits and expenses decreased by $4.8 billion to $11.9 billion in 2022 from $16.7 billion in 2021. The decrease was driven by a decrease in interest sensitive contract benefits, a decrease in future policy and other policy benefits and a decrease in DAC, DSI and VOBA amortization, partially offset by an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $41 million driven by a decrease in FIA embedded derivative liabilities.

Interest sensitive contract benefits decreased by $3.5 billion to $(573) million in 2022 from $2.9 billion in 2021, primarily driven by a decrease in the change in FIA fair value embedded derivatives of $4.0 billion and higher negative VOBA amortization resulting from purchase accounting, partially offset by growth in the block of business. As a result of purchase accounting, we marked our reserve liabilities to fair value resulting in a favorable impact to our interest sensitive contract benefits. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 24.8% in 2022, compared to an increase of 14.7% in 2021, as well as a favorable change in discount rates and favorable unlocking, partially offset by unfavorable economics impacting policyholder projected benefits. The FIA fair value embedded derivatives unlocking in 2022 was $41 million favorable due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Future policy and other policy benefits decreased by $1.3 billion to $11.0 billion in 2022 from $12.3 billion in 2021, primarily attributable to a decrease in the change in rider reserves, lower pension group annuity obligations, a decrease in the change in the AmerUs Closed Block fair value liability and higher negative VOBA amortization resulting from purchase accounting. The favorable change in rider reserves of $612 million was primarily driven by the unfavorable change in reinsurance assets and net FIA derivatives. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying investments reflecting credit spreads widening and a larger increase in US Treasury rates in the current year.

DAC, DSI and VOBA amortization decreased by $293 million to $375 million in 2022 from $668 million in 2021, primarily due to the unfavorable change in net FIA derivatives as a result of the unfavorable equity market performance and impacts from purchase accounting reflecting the removal of historical DAC and DSI, partially offset by the establishment of a new VOBA asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy and other operating expenses increased by $286 million to $1.1 billion in 2022 from $795 million in 2021, primarily driven by significant growth in the business, the amortization of newly established intangible assets as a result of the merger and interest expense related to the issuance of several new repurchase agreements, partially offset by the costs incurred in the prior year related to our merger with Apollo.

Taxes

Income tax expense (benefit) decreased by $1.3 billion to $(1.1) billion in 2022 from $196 million in 2021. The income tax benefit for 2022 was calculated by applying the 21% US statutory rate to the loss of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the unfavorable changes in fair value of reinsurance assets and mortgage loans. The income tax expense for 2021 was driven by a favorable change in net FIA derivatives and unrealized gains on our investment in Apollo, partially offset by a $63 million out-of-period adjustment related to the correction of errors in taxable income by jurisdiction as well as an unfavorable change in fair value of reinsurance assets.

Our effective tax rate in 2022 was a benefit of 14% compared to an expense of 7% in 2021. The effective tax rate in 2022 was due to the change in fair value of reinsurance assets and mortgage loans subject to tax. Our effective tax rate in 2021 was dependent upon the relationship of income or loss subject to tax compared to the consolidated income or loss before income taxes.

Noncontrolling Interests

Noncontrolling interests decreased by $2.3 billion to $(2.4) billion in 2022 from $(111) million in 2021, primarily due to the unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Fixed income and other investment income, net	$1,471	$1,340	$3,980	$4,021
Alternative investment income	250	334	884	1,377
Net investment earnings	1,721	1,674	4,864	5,398
Strategic capital management fees	14	11	39	28
Cost of funds	(966)	(985)	(2,678)	(2,920)
Net investment spread	769	700	2,225	2,506
Other operating expenses	(120)	(86)	(338)	(261)
Interest and other financing costs	(73)	(66)	(199)	(190)
Spread related earnings	$576	$548	$1,688	$2,055

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Spread Related Earnings

SRE increased by $28 million, or 5%, to $576 million in 2022 from $548 million in 2021. The increase in SRE was driven by higher net investment earnings and lower cost of funds, partially offset by higher other operating expenses. Net investment earnings increased $47 million primarily driven by $30.4 billion of growth in our average net invested assets and higher floating rate income, partially offset by unfavorable purchase accounting adjustments, less favorable alternative investment performance compared to prior year, lower bond call income and lower RMBS returns. Cost of funds decreased $19 million primarily driven by favorable purchase accounting adjustments, an adjustment to exclude the non-operating change in funding agreement reserves from SRE and favorable unlocking, partially offset by growth in the block, an increase in rates on recent funding agreement issuances and pension group annuity transactions, higher rates on existing floating rate funding agreements and higher rates on new deferred annuity business. Unlocking, net of noncontrolling interests, was favorable $6 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting. Other operating expenses increased $34 million mainly due to significant growth in the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Successor	Predecessor
	Three months ended September 30, 2022	Three months ended September 30, 2021
Fixed income and other investment earned rate	3.27%	3.49%
Alternative investment earned rate	8.26%	16.28%
Net investment earned rate	3.58%	4.14%
Strategic capital management fees	0.03%	0.03%
Cost of funds	2.01%	2.44%
Net investment spread	1.60%	1.73%

Net investment spread decreased 13 basis points to 1.60% in 2022 from 1.73% in 2021. Our net investment earned rate was 3.58% in 2022, a decrease from 4.14% in 2021, primarily due to less favorable performance in our alternative investment portfolio compared to prior year as well as lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 8.26% in 2022, a decrease from 16.28% in 2021, primarily driven by unfavorable economics and prior year outperformance, partially offset by strong returns on Foundation Home Loans. The prior year outperformance was mainly due to strong returns on real estate, natural resources and yield funds due to favorable economics. Fixed and other net investment earned rate was 3.27% in 2022, a decrease from 3.49% in 2021, primarily driven by unfavorable purchase accounting impacts, lower bond call income and lower RMBS returns, partially offset by favorable floating rate income.

Cost of funds decreased by 43 basis points to 2.01% in 2022, from 2.44% in 2021, primarily driven by favorable purchase accounting impacts, an adjustment to exclude the non-operating change in funding agreement reserves from SRE and unlocking, partially offset by higher cost of crediting rates on recent funding agreement issuances, pension group annuity transactions and deferred annuity products as well as higher rates on existing floating rate funding agreements.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

Adjustments to net income (loss) available to AHL common shareholder are comprised of investment gains (losses), net of offsets, non-operating change in insurance liabilities and related derivatives, net of offsets, integration, restructuring and other non-operating expenses and stock compensation expense. The decrease in adjustments to net income (loss) available to AHL common shareholder compared to 2021 was primarily driven by the decrease in investment related gains and losses, higher non-operating expenses and the unfavorable non-operating change in insurance liabilities and related derivatives, net of offsets. Investment related gains and losses, net of offsets, were unfavorable $1.8 billion primarily due to the changes in fair value of reinsurance assets and mortgage loan assets as well as realized losses on the sale of AFS securities related to unfavorable economics in the current period. The unfavorable changes in fair value of reinsurance assets of $1.0 billion and mortgage loans were primarily due to a larger increase in US Treasury rates as well as credit spread widening in the current year. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The increase in non-operating expenses of $29 million was primarily due to the amortization of newly established intangible assets as a result of the merger. The non-operating change in insurance liabilities and related derivatives, net of offsets was unfavorable $6 million due to an adjustment to exclude the non-operating change in funding agreement reserves from SRE, partially offset by the favorable net change in FIA derivatives. The change in net FIA derivatives was primarily due to the favorable change in discount rates and favorable unlocking, partially offset by unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 5.3% in 2022, compared to an increase of 0.2% in 2021. FIA embedded derivative unlocking, net of DAC, DSI, rider reserve and noncontrolling interest offsets, was favorable by $37 million primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Spread Related Earnings

SRE decreased by $367 million, or 18%, to $1.7 billion in 2022 from $2.1 billion in 2021. The decrease in SRE was driven by lower net investment earnings and higher other operating expenses, partially offset by lower cost of funds. Net investment earnings decreased $534 million primarily driven by unfavorable purchase accounting adjustments, less favorable alternative investment performance compared to prior year, lower bond call income and lower RMBS returns, partially offset by $30.1 billion of growth in our average net invested assets and higher floating rate income. Other operating expenses increased $77 million mainly due to significant growth in the business. Cost of funds decreased $242 million primarily driven by favorable purchase accounting adjustments, actuarial experience and unlocking, partially offset by growth in the block of business, higher rates on existing floating rate funding agreements, growth in the institutional block of business at higher crediting rates and an unfavorable change in market impacts. Unlocking, net of noncontrolling interests, was favorable $6 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting.

Net Investment Spread

	Successor	Predecessor
	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Fixed income and other investment earned rate	3.03%	3.60%
Alternative investment earned rate	10.30%	23.56%
Net investment earned rate	3.47%	4.59%
Strategic capital management fees	0.03%	0.02%
Cost of funds	1.91%	2.48%
Net investment spread	1.59%	2.13%

Net investment spread decreased 54 basis points to 1.59% in 2022 from 2.13% in 2021. Our net investment earned rate was 3.47% in 2022, a decrease from 4.59% in 2021, primarily due to less favorable performance in our alternative investment portfolio compared to prior year as well as lower returns in our fixed and other investment portfolio. Alternative net investment earned rate was 10.30% in 2022, a decrease from 23.56% in 2021, primarily driven by significant outperformance in the prior year, partially offset by strong returns on real estate and Athora in the current year. The prior year outperformance was mainly due to a higher return on AmeriHome Mortgage Company, LLC (AmeriHome) related to a valuation increase resulting from the eventual sale in the second quarter of 2021 and higher Venerable returns attributed to a valuation increase driven by a reinsurance agreement with Equitable Financial Life Insurance Company. Fixed and other net investment earned rate was 3.03% in 2022, a decrease from 3.60% in 2021, primarily driven by unfavorable purchase accounting impacts, lower new money rates throughout 2021, lower bond call income and lower RMBS returns, partially offset by favorable floating rate income.

Cost of funds decreased by 57 basis points to 1.91% in 2022, from 2.48% in 2021, primarily driven by favorable purchase accounting adjustments, actuarial experience and unlocking, partially offset by higher rates on existing floating rate funding agreements, growth in the institutional block of business at higher crediting rates and an unfavorable change in market impacts.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

The decrease in adjustments to net income (loss) available to AHL common shareholder compared to 2021 was primarily driven by the change in investment related gains and losses, non-operating change in insurance liabilities and related derivatives, net of offsets and higher non-operating expenses. Investment related gains and losses, net of offsets, were unfavorable $7.3 billion primarily due to the changes in fair value of reinsurance assets and mortgage loan assets, the prior year favorable change in the fair value of our investment in Apollo of $427 million, which was distributed to AGM following the merger, realized losses on the sale of AFS securities related to unfavorable economics in the current year and the change in the provision for credit losses. The unfavorable changes in fair value of reinsurance assets of $4.0 billion and mortgage loans was primarily due to credit spread widening compared to credit spread tightening in the prior year and a larger increase in US Treasury rates in the current year. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable change in the provision for credit losses of $176 million (net of noncontrolling interests) was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. Non-operating change in insurance liabilities and related derivatives, net of offsets were unfavorable $888 million primarily due to the unfavorable net FIA derivatives resulting from the unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 24.8% in 2022, compared to an increase of 14.7% in 2021, as well as unfavorable economics impacting the policyholder projected benefits, partially offset by the favorable change in discount rates and favorable unlocking. FIA embedded derivative unlocking, net of DAC, DSI, rider reserve and noncontrolling interest offsets, was favorable by $37 million primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values. The increase in non-operating expenses of $40 million was primarily due to the amortization of newly established intangible assets as a result of the merger, partially offset by the costs incurred in the prior year related to our merger with Apollo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Portfolio
We had consolidated investments, including related parties and VIEs, of $200.4 billion and $212.5 billion as of September 30, 2022 and December 31, 2021, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally illiquid liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming solely credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated asset classes. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% – 6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base and sub-allocation fees, of $195 million and $146 million, respectively, during the three months ended September 30, 2022 and 2021, and $563 million and $430 million, respectively, during the nine months ended September 30, 2022, and 2021. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $275 million, and $218 million, respectively, for the three months ended September 30, 2022 and 2021, and $823 million and $681 million, respectively, for the nine months ended September 30, 2022, and 2021. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $195.2 billion and $175.3 billion as of September 30, 2022 and December 31, 2021, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and VIEs:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$93,593	46.7%	$100,159	47.1%
Trading securities, at fair value	1,590	0.8%	2,056	1.0%
Equity securities	1,607	0.8%	1,170	0.5%
Mortgage loans	25,145	12.5%	20,748	9.8%
Investment funds	29	—%	1,178	0.6%
Policy loans	353	0.2%	312	0.1%
Funds withheld at interest	34,706	17.3%	43,907	20.7%
Derivative assets	4,065	2.0%	4,387	2.1%
Short-term investments	318	0.2%	139	0.1%
Other investments	682	0.3%	1,473	0.7%
Total investments	162,088	80.8%	175,529	82.7%
Investments in related parties
AFS securities, at fair value	9,205	4.6%	10,402	4.9%
Trading securities, at fair value	905	0.5%	1,781	0.8%
Equity securities, at fair value	340	0.2%	284	0.1%
Mortgage loans	1,331	0.7%	1,360	0.6%
Investment funds	1,272	0.6%	7,391	3.5%
Funds withheld at interest	9,961	5.0%	12,207	5.7%
Other investments	274	0.1%	222	0.1%
Total related party investments	23,288	11.7%	33,647	15.7%
Total investments including related parties	185,376	92.5%	209,176	98.4%
Investments owned by consolidated VIEs
Trading securities, at fair value	988	0.5%	—	—%
Equity securities, at fair value	15	—%	—	—%
Mortgage loans	2,000	1.0%	2,040	1.0%
Investment funds, at fair value	11,885	5.9%	1,297	0.6%
Other investments, at fair value	152	0.1%	—	—%
Total investments owned by consolidated VIEs	15,040	7.5%	3,337	1.6%
Total investments including related parties and VIEs	$200,416	100.0%	$212,513	100.0%

The decrease in our total investments, including related parties and VIEs, as of September 30, 2022 of $12.1 billion compared to December 31, 2021 was primarily driven by unrealized losses on AFS securities in the nine months ended September 30, 2022 of $20.4 billion, unrealized losses within our funds withheld portfolio, the distribution of our $2.1 billion investment in Apollo to AGM following the merger and a decrease in the change in fair value of mortgage loan assets and trading securities primarily due to an increase in US Treasury rates and credit spread widening. This was partially offset by growth from gross organic inflows of $36.6 billion in excess of gross liability outflows of $16.8 billion as well as an increase in investments from the consolidation of additional VIEs in conjunction with our merger with Apollo.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, investment funds and funds withheld at interest reinsurance receivables which are primarily a result of investments over which Apollo can exercise influence. As of September 30, 2022, these investments totaled $34.6 billion, or 14.6% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels Donlen and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. The funds withheld at interest related party amounts are primarily comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$9,961	4.2%	$12,207	5.2%
Securitizations of unaffiliated assets where Apollo is manager	11,014	4.7%	9,495	4.0%
Investments in Apollo funds	6,447	2.7%	3,785	1.6%
Strategic investments in Apollo direct origination platforms	4,801	2.0%	5,704	2.4%
Strategic investment in Apollo	—	—%	2,112	0.9%
Strategic investments in insurance companies	2,329	1.0%	1,626	0.7%
Other	1	—%	17	—%
Total related party investments	$34,553	14.6%	$34,946	14.8%

As of September 30, 2022, a $10.0 billion funds withheld reinsurance asset with Venerable was included in our GAAP related party assets. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of September 30, 2022, $28.4 billion, or 14.6% of our total net invested assets were related party investments. Of these, approximately $14.8 billion, or 7.6% of our net invested assets were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $13.6 billion, or 7.0% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$14,777	7.6%	$13,736	7.8%
Investments in Apollo funds	6,446	3.3%	3,802	2.2%
Strategic investments in Apollo direct origination platforms	4,801	2.5%	6,074	3.5%
Strategic investment in Apollo	—	—%	2,112	1.2%
Strategic investments in insurance companies	2,329	1.2%	1,626	0.9%
Other	1	—%	17	—%
Total related party investments	$28,354	14.6%	$27,367	15.6%

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

The distribution of our AFS securities, including related party, by type is as follows:

	Successor
	September 30, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,229	$—	$—	$(731)	$2,498	2.4%
US state, municipal and political subdivisions	1,217	—	—	(297)	920	0.9%
Foreign governments	1,208	(27)	2	(322)	861	0.8%
Corporate	72,556	(66)	50	(15,632)	56,908	55.4%
CLO	16,235	(5)	3	(2,087)	14,146	13.8%
ABS	10,691	(13)	8	(814)	9,872	9.6%
CMBS	3,462	(3)	—	(396)	3,063	3.0%
RMBS	6,248	(321)	7	(609)	5,325	5.2%
Total AFS securities	114,846	(435)	70	(20,888)	93,593	91.1%
AFS securities – related party
Corporate	1,076	—	3	(57)	1,022	1.0%
CLO	3,047	(1)	—	(415)	2,631	2.5%
ABS	5,825	—	1	(274)	5,552	5.4%
Total AFS securities – related party	9,948	(1)	4	(746)	9,205	8.9%
Total AFS securities including related party	$124,794	$(436)	$74	$(21,634)	$102,798	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223	0.2%
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213	1.1%
Foreign governments	1,110	—	35	(17)	1,128	1.0%
Corporate	62,817	—	4,060	(651)	66,226	59.9%
CLO	13,793	—	44	(185)	13,652	12.4%
ABS	8,890	(17)	151	(35)	8,989	8.1%
CMBS	2,764	(3)	56	(59)	2,758	2.5%
RMBS	5,772	(103)	326	(25)	5,970	5.4%
Total AFS securities	96,458	(123)	4,808	(984)	100,159	90.6%
AFS securities – related party
Corporate	842	—	19	(2)	859	0.8%
CLO	2,573	—	5	(29)	2,549	2.3%
ABS	6,986	—	61	(53)	6,994	6.3%
Total AFS securities – related party	10,401	—	85	(84)	10,402	9.4%
Total AFS securities including related party	$106,859	$(123)	$4,893	$(1,068)	$110,561	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$19,013	18.5%	$23,882	21.6%
Financial	20,548	20.0%	21,537	19.5%
Utilities	11,877	11.6%	14,290	12.9%
Communication	2,913	2.8%	3,492	3.2%
Transportation	3,579	3.5%	3,884	3.5%
Total corporate	57,930	56.4%	67,085	60.7%
Other government-related securities
US state, municipal and political subdivisions	920	0.9%	1,213	1.1%
Foreign governments	861	0.8%	1,128	1.0%
US government and agencies	2,498	2.4%	223	0.2%
Total non-structured securities	62,209	60.5%	69,649	63.0%
Structured securities
CLO	16,777	16.3%	16,201	14.7%
ABS	15,424	15.0%	15,983	14.4%
CMBS	3,063	3.0%	2,758	2.5%
RMBS
Agency	13	—%	23	—%
Non-agency	5,312	5.2%	5,947	5.4%
Total structured securities	40,589	39.5%	40,912	37.0%
Total AFS securities including related party	$102,798	100.0%	$110,561	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $102.8 billion and $110.6 billion as of September 30, 2022 and December 31, 2021, respectively. The decrease was mainly driven by unrealized losses on AFS securities in the nine months ended September 30, 2022 of $20.4 billion attributed to an increase in US Treasury rates and credit spread widening, partially offset by growth from organic inflows in excess of liability outflows.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	Successor			Predecessor
	September 30, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$62,408	$52,035	50.6%	$49,639	$51,514	46.6%
2 A-C	56,832	46,096	44.8%	51,587	53,398	48.3%
Total investment grade	119,240	98,131	95.4%	101,226	104,912	94.9%
3 A-C	4,018	3,418	3.3%	4,199	4,247	3.8%
4 A-C	1,059	917	0.9%	1,113	1,100	1.0%
5 A-C	98	82	0.2%	94	88	0.1%
6	379	250	0.2%	227	214	0.2%
Total below investment grade	5,554	4,667	4.6%	5,633	5,649	5.1%
Total AFS securities including related party	$124,794	$102,798	100.0%	$106,859	$110,561	100.0%

A significant majority of our AFS portfolio, 95.4% and 94.9% as of September 30, 2022 and December 31, 2021, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$45,946	44.7%	$44,501	40.2%
BBB	41,975	40.8%	47,636	43.1%
Non-rated[1]	8,369	8.1%	10,754	9.7%
Total investment grade	96,290	93.6%	102,891	93.0%
BB	3,116	3.0%	3,713	3.4%
B	722	0.7%	946	0.9%
CCC	1,085	1.1%	1,356	1.2%
CC and lower	619	0.6%	755	0.7%
Non-rated[1]	966	1.0%	900	0.8%
Total below investment grade	6,508	6.4%	7,670	7.0%
Total AFS securities including related party	$102,798	100.0%	$110,561	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 6.4% and 7.0% as of September 30, 2022 and December 31, 2021, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of September 30, 2022 and December 31, 2021, non-rated securities were comprised of 72% and 73%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 18% and 17% for September 30, 2022 and December 31, 2021, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of September 30, 2022 and December 31, 2021, 90% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $15.4 billion and $16.0 billion as of September 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$8,826	57.2%	$8,089	50.6%
2 A-C	5,907	38.3%	7,047	44.1%
Total investment grade	14,733	95.5%	15,136	94.7%
3 A-C	504	3.3%	643	4.0%
4 A-C	165	1.1%	200	1.3%
5 A-C	15	0.1%	4	—%
6	7	—%	—	—%
Total below investment grade	691	4.5%	847	5.3%
Total AFS ABS including related party	$15,424	100.0%	$15,983	100.0%

NRSRO rating agency designation
AAA/AA/A	$8,820	57.2%	$7,892	49.4%
BBB	5,859	38.0%	6,975	43.5%
Non-rated	47	0.3%	232	1.5%
Total investment grade	14,726	95.5%	15,099	94.4%
BB	511	3.3%	680	4.3%
B	165	1.1%	200	1.3%
CCC	15	0.1%	4	—%
CC and lower	7	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	698	4.5%	884	5.6%
Total AFS ABS including related party	$15,424	100.0%	$15,983	100.0%

As of September 30, 2022 and December 31, 2021, a substantial majority of our AFS ABS portfolio, 95.5% and 94.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology and 95.5% and 94.4%, respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $16.8 billion and $16.2 billion as of September 30, 2022 and December 31, 2021, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$10,522	62.7%	$9,957	61.5%
2 A-C	6,125	36.5%	6,096	37.6%
Total investment grade	16,647	99.2%	16,053	99.1%
3 A-C	113	0.7%	124	0.8%
4 A-C	17	0.1%	24	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	130	0.8%	148	0.9%
Total AFS CLO including related parties	$16,777	100.0%	$16,201	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,403	62.0%	$9,943	61.4%
BBB	6,121	36.5%	6,101	37.6%
Non-rated	123	0.7%	—	—%
Total investment grade	16,647	99.2%	16,044	99.0%
BB	113	0.7%	130	0.8%
B	17	0.1%	27	0.2%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	130	0.8%	157	1.0%
Total AFS CLO including related parties	$16,777	100.0%	$16,201	100.0%

As of September 30, 2022 and December 31, 2021, 99.2% and 99.1% respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS. CMBS are constructed from pools of commercial mortgages. These holdings were $3.1 billion and $2.8 billion as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, our CMBS portfolio included $2.5 billion (83% of the total) and $2.0 billion (74% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $2.4 billion (77% of the total) and $2.1 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $5.3 billion and $6.0 billion as of September 30, 2022 and December 31, 2021, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$4,214	79.1%	$5,097	85.4%
2 A-C	597	11.2%	331	5.5%
Total investment grade	4,811	90.3%	5,428	90.9%
3 A-C	236	4.4%	327	5.5%
4 A-C	236	4.4%	172	2.9%
5 A-C	30	0.7%	29	0.5%
6	12	0.2%	14	0.2%
Total below investment grade	514	9.7%	542	9.1%
Total AFS RMBS	$5,325	100.0%	$5,970	100.0%

NRSRO rating agency designation
AAA/AA/A	$1,166	21.9%	$1,110	18.6%
BBB	665	12.5%	522	8.7%
Non-rated[1]	1,334	25.1%	1,648	27.6%
Total investment grade	3,165	59.5%	3,280	54.9%
BB	78	1.5%	184	3.1%
B	119	2.2%	193	3.2%
CCC	1,003	18.8%	1,281	21.5%
CC and lower	594	11.2%	733	12.3%
Non-rated[1]	366	6.8%	299	5.0%
Total below investment grade	2,160	40.5%	2,690	45.1%
Total AFS RMBS	$5,325	100.0%	$5,970	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 90.3% and 90.9% as of September 30, 2022 and December 31, 2021, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, as of September 30, 2022 and December 31, 2021, NRSRO characterized 59.5% and 54.9%, respectively, of our RMBS portfolio as investment grade.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of September 30, 2022, our AFS securities, including related parties, had a fair value of $102.8 billion, which was 17.6% below amortized cost of $124.8 billion. As of December 31, 2021, our AFS securities, including related parties, had a fair value of $110.6 billion, which was 3.5% above amortized cost of $106.9 billion. Our fair value of AFS securities as of September 30, 2022 was below amortized cost as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting with subsequent losses driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related party, for which an allowance for credit losses has not been recorded, by NAIC designations:

	Successor
	September 30, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$58,292	$(9,945)	$48,347	82.9%	$52,035	(19.1)%
2 A-C	54,512	(10,655)	43,857	80.5%	46,096	(23.1)%
Total investment grade	112,804	(20,600)	92,204	81.7%	98,131	(21.0)%
3 A-C	3,632	(545)	3,087	85.0%	3,418	(15.9)%
4 A-C	659	(89)	570	86.5%	917	(9.7)%
5 A-C	78	(11)	67	85.9%	82	(13.4)%
6	201	(38)	163	81.1%	250	(15.2)%
Total below investment grade	4,570	(683)	3,887	85.1%	4,667	(14.6)%
Total	$117,374	$(21,283)	$96,091	81.9%	$102,798	(20.7)%

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$19,369	$(338)	$19,031	98.3%	$51,514	(0.7)%
2 A-C	20,849	(475)	20,374	97.7%	53,398	(0.9)%
Total investment grade	40,218	(813)	39,405	98.0%	104,912	(0.8)%
3 A-C	1,494	(82)	1,412	94.5%	4,247	(1.9)%
4 A-C	410	(26)	384	93.7%	1,100	(2.4)%
5 A-C	41	(6)	35	85.4%	88	(6.8)%
6	61	(14)	47	77.0%	214	(6.5)%
Total below investment grade	2,006	(128)	1,878	93.6%	5,649	(2.3)%
Total	$42,224	$(941)	$41,283	97.8%	$110,561	(0.9)%

The gross unrealized losses on AFS securities, including related party, were $21.3 billion and $941 million as of September 30, 2022 and December 31, 2021, respectively. The increase in unrealized losses on AFS securities was driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

As of September 30, 2022 and December 31, 2021, we held $6.0 billion and $7.4 billion, respectively, in energy sector fixed maturity securities, or 6% and 7%, respectively, of the total fixed maturity securities, including related party. The gross unrealized capital losses on these securities were $1.5 billion and $35 million, or 7% and 4% of the total unrealized losses, respectively. The increase in unrealized losses on energy sector fixed maturity securities was primarily attributed to an increase in US Treasury rates and credit spread widening.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2022 and December 31, 2021, we held an allowance for credit losses on AFS securities of $436 million and $123 million, respectively. During the nine months ended September 30, 2022, we recorded a change in provision for credit losses on AFS securities of $125 million, of which $149 million had an income statement impact and $(24) million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. During the nine months ended September 30, 2021, we recorded a change in provision for credit losses on AFS securities of $12 million of which $15 million had an income statement impact and $(3) million related to PCD securities and other changes. The intent-to-sell impairments for the nine months ended September 30, 2022 and 2021 were $38 million and $3 million, respectively.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of September 30, 2022 and December 31, 2021, 35% of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	Successor			Predecessor
	September 30, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$5,414	$4,118	11.5%	$5,172	$5,052	13.0%
Other Europe	10,268	7,540	21.1%	8,864	9,218	23.7%
Total Europe	15,682	11,658	32.6%	14,036	14,270	36.7%
Non-US North America	19,462	17,359	48.6%	17,218	17,387	44.8%
Australia & New Zealand	2,847	2,340	6.6%	2,441	2,557	6.6%
Central & South America	1,706	1,378	3.9%	1,347	1,346	3.5%
Africa & Middle East	2,256	1,865	5.2%	1,966	2,019	5.2%
Asia/Pacific	1,541	1,124	3.1%	1,256	1,262	3.2%
Total	$43,494	$35,724	100.0%	$38,264	$38,841	100.0%

Approximately 97.1% and 96.7% of these securities are investment grade by NAIC designation as of September 30, 2022 and December 31, 2021. As of September 30, 2022, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of September 30, 2022, we held Russian AFS securities of $34 million, including related parties. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties and VIEs, were $3.5 billion and $3.8 billion as of September 30, 2022 and December 31, 2021, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, structured securities with embedded derivatives, investments which support various reinsurance arrangements and MidCap Financial profit participating notes prior to the contribution of the notes to AAA during the second quarter of 2022. The decrease in trading securities was primarily driven by the contribution of our MidCap Financial profit participating notes and PK AirFinance subordinated notes to AAA during the second quarter of 2022 as well as losses caused by an increase in US Treasury rates and credit spread widening, partially offset by the consolidation of additional VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,730	16.6%	$4,870	20.1%
Retail	1,411	5.0%	2,022	8.4%
Apartment	5,935	20.8%	4,626	19.2%
Hotels	1,818	6.5%	1,727	7.2%
Industrial	1,726	6.1%	2,336	9.7%
Other commercial[1]	3,287	11.4%	1,316	5.4%
Total net commercial mortgage loans	18,907	66.4%	16,897	70.0%
Residential loans	9,569	33.6%	7,251	30.0%
Total mortgage loans, including related parties and VIEs	$28,476	100.0%	$24,148	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $28.5 billion and $24.1 billion as of September 30, 2022 and December 31, 2021, respectively. This included $1.6 billion and $1.9 billion of mezzanine mortgage loans as of September 30, 2022 and December 31, 2021, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

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

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2022 and December 31, 2021, we had $463 million and $990 million, respectively, of mortgage loans that were 90 days past due, of which $109 million and $54 million, respectively, were in the process of foreclosure. As of September 30, 2022 and December 31, 2021, $257 million and $856 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	Successor		Predecessor
	September 30, 2022		December 31, 2021[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$5	—%	$410	4.2%
Hybrid	20	0.2%	667	6.7%
Yield	4	—%	99	1.0%
Other	—	—%	2	—%
Total investment funds	29	0.2%	1,178	11.9%
Investment funds – related parties
Strategic origination platforms	68	0.5%	1,338	13.6%
Strategic insurance platforms	1,048	8.0%	1,440	14.6%
Apollo and other fund investments
Equity	135	1.0%	1,199	12.1%
Hybrid	—	—%	952	9.6%
Yield	4	—%	305	3.1%
Other[2]	17	0.2%	2,157	21.9%
Total investment funds – related parties	1,272	9.7%	7,391	74.9%
Investment funds owned by consolidated VIEs
Strategic origination platforms	4,524	34.3%	264	2.7%
Strategic insurance platforms	545	4.1%	—	—%
Apollo and other fund investments
Equity	2,568	19.5%	229	2.3%
Hybrid	3,183	24.1%	56	0.6%
Yield	985	7.5%	748	7.6%
Other	80	0.6%	—	—%
Total investment funds owned by consolidated VIEs	11,885	90.1%	1,297	13.2%
Total investment funds, including related parties and VIEs	$13,186	100.0%	$9,866	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.
[2] Includes our investment in Apollo held as of December 31, 2021.

Overall, the total investment funds, including related parties and consolidated VIEs, were $13.2 billion and $9.9 billion, respectively, as of September 30, 2022 and December 31, 2021. See Note 3 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by the consolidation of additional VIEs in conjunction with our merger with Apollo, the deployment of organic inflows and the increase in valuation of several funds, partially offset by the distribution of our $2.1 billion investment in Apollo to AGM following the merger.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of September 30, 2022, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$—	—%	$50	0.1%
US state, municipal and political subdivisions	263	0.6%	338	0.6%
Foreign governments	386	0.9%	553	1.0%
Corporate	20,301	45.5%	26,143	46.5%
CLO	4,062	9.1%	5,322	9.5%
ABS	6,318	14.1%	7,951	14.2%
CMBS	1,225	2.7%	1,661	3.0%
RMBS	1,234	2.8%	1,586	2.8%
Equity securities	387	0.9%	243	0.4%
Mortgage loans	8,356	18.7%	9,437	16.8%
Investment funds	1,161	2.6%	1,807	3.2%
Derivative assets	197	0.4%	208	0.4%
Short-term investments	272	0.6%	54	0.1%
Cash and cash equivalents	960	2.1%	1,049	1.9%
Other assets and liabilities	(455)	(1.0)%	(288)	(0.5)%
Total funds withheld at interest including related parties	$44,667	100.0%	$56,114	100.0%

As of September 30, 2022 and December 31, 2021, we held $44.7 billion and $56.1 billion, respectively, of funds withheld at interest receivables, including related party. Approximately 93.8% and 93.5% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of September 30, 2022 and December 31, 2021, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by unrealized losses in the nine months ended September 30, 2022 attributed to an increase in US Treasury rates and credit spread widening as well as run-off of the underlying blocks of business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	Successor		Predecessor
	September 30, 2022		December 31, 2021
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$81,912	42.0%	$75,163	42.9%
CLO	19,249	9.9%	17,892	10.2%
Credit	101,161	51.9%	93,055	53.1%
CML	23,793	12.2%	21,438	12.2%
RML	9,818	5.0%	7,116	4.1%
RMBS	7,063	3.6%	6,969	4.0%
CMBS	3,859	2.0%	3,440	2.0%
Real estate	44,533	22.8%	38,963	22.3%
ABS	20,154	10.3%	20,376	11.6%
Alternative investments	12,335	6.3%	9,873	5.6%
State, municipal, political subdivisions and foreign government	2,723	1.4%	2,505	1.4%
Equity securities	1,823	0.9%	754	0.4%
Short-term investments	452	0.2%	111	0.1%
US government and agencies	2,649	1.4%	212	0.1%
Other investments	40,136	20.5%	33,831	19.2%
Cash and equivalents	7,161	3.7%	6,086	3.5%
Policy loans and other	2,166	1.1%	1,296	0.7%
Net invested assets excluding investment in Apollo	195,157	100.0%	173,231	98.8%
Investment in Apollo	—	—%	2,112	1.2%
Net invested assets	$195,157	100.0%	$175,343	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $195.2 billion and $175.3 billion as of September 30, 2022 and December 31, 2021, respectively. Corporate securities included $24.9 billion of private placements, which represented 12.8% of our net invested assets. The increase in net invested assets as of September 30, 2022 from December 31, 2021 was primarily driven by growth from net organic inflows of $29.2 billion in excess of net liability outflows of $13.9 billion, purchase accounting adjustments resulting in an increase in book value as our investment portfolio was marked up to fair value and an increase in valuation of several alternative investments, partially offset by the distribution of our $2.1 billion investment in Apollo to AGM following the merger.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	Successor		Predecessor
	September 30, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$713	5.8%	$590	6.0%
Redding Ridge	680	5.5%	217	2.2%
NNN Lease	670	5.5%	637	6.5%
MidCap Financial	643	5.2%	666	6.7%
Foundation Home Loans	290	2.4%	—	—%
PK AirFinance	286	2.3%	316	3.2%
Aqua Finance	262	2.1%	—	—%
Other	281	2.3%	99	1.0%
Total strategic origination platforms	3,825	31.1%	2,525	25.6%
Strategic retirement services platforms
Athora	912	7.4%	743	7.5%
Catalina	431	3.5%	442	4.6%
FWD	400	3.2%	400	4.1%
Challenger	246	2.0%	232	2.3%
Venerable	232	1.9%	219	2.2%
Other	77	0.6%	133	1.3%
Total strategic retirement services platforms	2,298	18.6%	2,169	22.0%
Apollo and other fund investments
Equity
Real estate	1,180	9.6%	1,105	11.2%
Traditional private equity	1,029	8.3%	689	7.0%
Other	192	1.5%	309	3.1%
Total equity	2,401	19.4%	2,103	21.3%
Hybrid
Real estate	1,349	11.0%	809	8.2%
Other	1,456	11.8%	1,282	13.0%
Total hybrid	2,805	22.8%	2,091	21.2%
Yield	951	7.7%	773	7.8%
Total Apollo and other fund investments	6,157	49.9%	4,967	50.3%
Other	55	0.4%	212	2.1%
Net alternative investments	$12,335	100.0%	$9,873	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.

Net alternative investments were $12.3 billion and $9.9 billion as of September 30, 2022 and December 31, 2021, respectively, representing 6.3% and 5.6% of our net invested assets portfolio as of September 30, 2022 and December 31, 2021, respectively. The increase in net alternative investments was primarily driven by deployment into alternative investments from growth in net organic inflows over liability outflows and an increase in valuation of several alternative investments.

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

Our alternative investment in Athora had a carrying value of $912 million and $743 million as of September 30, 2022 and December 31, 2021, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 9.90% and 12.00% for the three months ended September 30, 2022 and 2021, respectively, and 17.38% and 10.29% for the nine months ended September 30, 2022 and 2021, respectively. Alternative investment income from Athora was $22 million and $22 million for the three months ended September 30, 2022 and 2021, respectively, and $113 million and $55 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in alternative investment income for the nine months ended September 30, 2022 was driven by an increase in average NAV as well as strong performance of the fund in the current year.

Public Equity

We hold a public equity position in Jackson (ticker: JXN), previously held as a private equity investment, after Jackson’s former parent company, Prudential plc, completed a dividend demerger transaction in September of 2021 which resulted in Jackson becoming a publicly traded company. Although the net invested asset value of this equity position is not significant, it has the ability to create volatility in our condensed consolidated statements of income (loss). As of September 30, 2022 and December 31, 2021, we held approximately 2.8 million and 3.4 million shares of Jackson, respectively, with a market value of $77 million and $133 million, net of the ACRA noncontrolling interest, respectively. Alternative investment income (loss) from Jackson was $8 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, and $(24) million and $17 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in alternative investment income for the three months ended September 30, 2022 was driven by a less favorable increase in the Jackson share price in the current quarter as well as a lower share count compared to the prior year. The decrease in alternative investment income for the nine months ended September 30, 2022 was driven by the decrease in the Jackson share price in the current year. In the fourth quarter, we sold a portion of our remaining shares in Jackson, which decreased our number of shares held to approximately 2.0 million, net of the ACRA noncontrolling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to AHL common shareholder to spread related earnings, is as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net income (loss) available to Athene Holding Ltd. common shareholder	$(936)	$698	$(4,609)	$2,658
Preferred stock dividends	35	35	105	106
Net income (loss) attributable to noncontrolling interest	(476)	37	(2,431)	(111)
Net income (loss)	(1,377)	770	(6,935)	2,653
Income tax expense (benefit)	(210)	(50)	(1,101)	196
Income (loss) before income taxes	(1,587)	720	(8,036)	2,849
Realized gains (losses) on sale of AFS securities	(41)	73	(144)	149
Unrealized, allowances and other investment gains (losses)[1]	(672)	47	(2,746)	626
Change in fair value of reinsurance assets	(1,146)	(118)	(4,415)	(429)
Offsets to investment gains (losses)	122	13	425	28
Investment gains (losses), net of offsets	(1,737)	15	(6,880)	374
Non-operating change in insurance liabilities and related derivatives, net of offsets	64	70	(398)	490
Integration, restructuring and other non-operating expenses	(37)	(8)	(104)	(64)
Stock compensation expense[2]	(15)	(8)	(40)	(27)
Preferred stock dividends	35	35	105	106
VIE and noncontrolling interests – pre-tax income (loss)	(473)	68	(2,407)	(85)
Total adjustments to income (loss) before income taxes	(2,163)	172	(9,724)	794
Spread related earnings	$576	$548	$1,688	$2,055

[1] Unrealized, allowances and other investment gains (losses) was updated to include the change in fair value of Apollo investment for prior periods. [2] Stock compensation expense was updated to include our long-term incentive plan expense.

The reconciliation of total AHL shareholders’ equity (deficit) to total adjusted AHL common shareholder’s equity is as follows:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Total AHL shareholders’ equity (deficit)	$(1,346)	$20,130
Less: Preferred stock	2,667	2,312
Total AHL common shareholder's equity (deficit)	(4,013)	17,818
Less: Accumulated other comprehensive income (loss)	(13,755)	2,430
Less: Accumulated change in fair value of reinsurance assets	(3,316)	585
Less: Accumulated change in fair value of mortgage loan assets	(1,990)	—
Total adjusted AHL common shareholder's equity	$15,048	$14,803

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

	Successor	Predecessor
(In millions, except percentages)	September 30, 2022	December 31, 2021
Total debt	$3,271	$2,964
Less: Adjustment to arrive at notional debt	271	(36)
Notional debt	$3,000	$3,000

Total debt	$3,271	$2,964
Total AHL shareholders’ equity (deficit)	(1,346)	20,130
Total Capitalization	1,925	23,094
Less: Accumulated other comprehensive income (loss)	(13,755)	2,430
Less: Accumulated change in fair value of reinsurance assets	(3,316)	585
Less: Accumulated change in fair value of mortgage loan assets	(1,990)	—
Less: Adjustment to arrive at notional debt	271	(36)
Total adjusted capitalization	$20,715	$20,115

Debt to capital ratio	169.9%	12.8%
Accumulated other comprehensive income (loss)	(111.3)%	1.6%
Accumulated change in fair value of reinsurance assets	(26.9)%	0.4%
Accumulated change in fair value of mortgage loan assets	(16.1)%	—%
Adjustment to arrive at notional debt	(1.1)%	0.1%
Adjusted debt to capital ratio	14.5%	14.9%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Successor		Predecessor		Successor		Predecessor
	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP net investment income	$1,843	3.83%	$1,472	3.64%	$5,252	3.75%	$5,158	4.39%
Change in fair value of reinsurance assets	11	0.02%	379	0.94%	281	0.20%	1,133	0.96%
VIE earnings and noncontrolling interest	219	0.46%	15	0.04%	389	0.28%	73	0.06%
Alternative gains (losses)	10	0.02%	74	0.18%	—	—%	125	0.11%
ACRA noncontrolling interest	(407)	(0.85)%	(287)	(0.71)%	(1,059)	(0.76)%	(704)	(0.60)%
Apollo investment (gain) loss	—	—%	(13)	(0.03)%	(33)	(0.02)%	(460)	(0.39)%
Held for trading amortization and other	45	0.10%	34	0.08%	34	0.02%	73	0.06%
Total adjustments to arrive at net investment earnings/earned rate	(122)	(0.25)%	202	0.50%	(388)	(0.28)%	240	0.20%
Total net investment earnings/earned rate	$1,721	3.58%	$1,674	4.14%	$4,864	3.47%	$5,398	4.59%

Average net invested assets	$192,231		$161,789		$186,815		$156,716

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of GAAP benefits and expenses to cost of funds is as follows:

	Successor		Predecessor		Successor		Predecessor
	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
GAAP benefits and expenses	$3,896	8.11%	$8,004	19.79%	$11,871	8.47%	$16,689	14.20%
Premiums	(3,045)	(6.34)%	(6,686)	(16.53)%	(10,769)	(7.69)%	(11,295)	(9.61)%
Product charges	(184)	(0.38)%	(154)	(0.38)%	(525)	(0.38)%	(461)	(0.39)%
Other revenues	26	0.06%	(24)	(0.06)%	38	0.03%	(58)	(0.05)%
FIA option costs	322	0.67%	281	0.70%	922	0.66%	838	0.71%
Reinsurance embedded derivative impacts	12	0.02%	12	0.03%	36	0.02%	38	0.03%
Non-operating change in insurance liabilities and embedded derivatives, net of offsets	198	0.41%	(164)	(0.41)%	1,451	1.04%	(1,912)	(1.62)%
DAC and DSI amortization related to investment gains and losses[1]	19	0.04%	29	0.07%	55	0.04%	74	0.06%
Rider reserves related to investment gains and losses	98	0.20%	—	—%	363	0.26%	1	—%
Policy and other operating expenses, excluding policy acquisition expenses	(294)	(0.61)%	(161)	(0.40)%	(801)	(0.57)%	(530)	(0.45)%
AmerUs closed block fair value liability	77	0.16%	11	0.03%	318	0.23%	50	0.04%
ACRA noncontrolling interest	(169)	(0.35)%	(145)	(0.36)%	(282)	(0.20)%	(494)	(0.42)%
Other	10	0.02%	(18)	(0.04)%	1	—%	(20)	(0.02)%
Total adjustments to arrive at cost of funds	(2,930)	(6.10)%	(7,019)	(17.35)%	(9,193)	(6.56)%	(13,769)	(11.72)%
Total cost of funds	$966	2.01%	$985	2.44%	$2,678	1.91%	$2,920	2.48%

Average net invested assets	$192,231		$161,789		$186,815		$156,716
[1] Periods prior to the merger include VOBA amortization related to investment gains and losses.

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Successor	Predecessor	Successor	Predecessor
(In millions)	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
GAAP policy and other operating expenses	$388	$250	$1,081	$795
Interest expense	(68)	(34)	(142)	(100)
Policy acquisition expenses, net of deferrals	(94)	(89)	(280)	(265)
Integration, restructuring and other non-operating expenses	(37)	(8)	(104)	(64)
Stock compensation expenses[1]	(15)	(8)	(40)	(27)
ACRA noncontrolling interest	(73)	(31)	(183)	(71)
Other changes in policy and other operating expenses	19	6	6	(7)
Total adjustments to arrive at other operating expenses	(268)	(164)	(743)	(534)
Other operating expenses	$120	$86	$338	$261

[1] Stock compensation expense was updated to include our long-term incentive plan expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Total investments, including related parties	$185,376	$209,176
Derivative assets	(4,065)	(4,387)
Cash and cash equivalents (including restricted cash)	10,847	10,275
Accrued investment income	1,226	962
Payables for collateral on derivatives	(2,538)	(3,934)
Reinsurance funds withheld and modified coinsurance	7,156	(1,035)
VIE and VOE assets, liabilities and noncontrolling interest	13,105	2,958
Unrealized (gains) losses	25,098	(4,057)
Ceded policy loans	(180)	(169)
Net investment receivables (payables)	249	75
Allowance for credit losses	446	361
Total adjustments to arrive at gross invested assets	51,344	1,049
Gross invested assets	236,720	210,225
ACRA noncontrolling interest	(41,563)	(34,882)
Net invested assets	$195,157	$175,343

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Investment funds, including related parties and VIEs	$13,186	$9,866
Equity securities[1]	542	872
CLO and ABS equities included in trading securities[1]	293	1,418
Investment in Apollo	—	(2,112)
Investment funds within funds withheld at interest	1,161	1,807
Royalties and other assets included in other investments	16	50
Net assets of the VIE, excluding investment funds	(1,371)	(772)
Unrealized (gains) losses and other adjustments	128	14
ACRA noncontrolling interest	(1,921)	(1,270)
Other Assets	301	—
Total adjustments to arrive at alternative investments	(851)	7
Net alternative investments	$12,335	$9,873

[1] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

	Successor	Predecessor
(In millions)	September 30, 2022	December 31, 2021
Total liabilities	$238,566	$212,968
Debt	(3,271)	(2,964)
Derivative liabilities	(2,222)	(472)
Payables for collateral on derivatives and securities to repurchase	(4,149)	(6,446)
Other liabilities	(2,823)	(2,975)
Liabilities of consolidated VIEs	(1,401)	(461)
Reinsurance ceded receivables	(4,356)	(4,594)
Policy loans ceded	(180)	(169)
ACRA noncontrolling interest	(37,995)	(32,933)
Other	(9)	(3)
Total adjustments to arrive at net reserve liabilities	(56,406)	(51,017)
Net reserve liabilities	$182,160	$161,951

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of September 30, 2022 was $87.0 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of September 30, 2022 was $22.6 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion credit facility, which was undrawn as of September 30, 2022 and had a remaining term of more than two years, subject to up to two one-year extensions. Additionally, during the third quarter of 2022, we entered into a revolving Liquidity Facility that has a current borrowing capacity of $2.5 billion, which was undrawn as of September 30, 2022 and has a 364-day term, subject to additional 364-day extensions. The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to favorable market conditions and other factors. We are also party to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value during the surrender charge period of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of September 30, 2022 and December 31, 2021, approximately 75% and 74%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of September 30, 2022 and December 31, 2021, approximately 53% and 54%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. Our funding agreements, group annuities and payout annuities are generally non-surrenderable which accounts for approximately 31% of our net reserve liabilities as of September 30, 2022.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of September 30, 2022 and December 31, 2021, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.7 billion and $2.8 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged, and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of September 30, 2022, the total maximum borrowings under the FHLB facilities were limited to $48.6 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, we estimate that as of September 30, 2022 we had the ability to draw up to a total of approximately $5.3 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of September 30, 2022 and December 31, 2021, the payables for repurchase agreements were $4.5 billion and $3.1 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $4.6 billion and $3.2 billion, respectively. As of September 30, 2022, payables for repurchase agreements were comprised of $1.6 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2021, payables for repurchase agreements were comprised of $2.5 billion of short-term and $598 million of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of September 30, 2022, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of September 30, 2022, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Successor	Predecessor
(In millions)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net income (loss)	$(6,935)	$2,653
Non-cash revenues and expenses	13,012	4,608
Net cash provided by operating activities	6,077	7,261
Sales, maturities and repayments of investments	24,754	21,907
Purchases of investments	(47,977)	(41,803)
Other investing activities	885	447
Net cash used in investing activities	(22,338)	(19,449)
Inflows on investment-type policies and contracts	23,329	16,030
Withdrawals on investment-type policies and contracts	(7,903)	(5,272)
Other financing activities	1,689	1,501
Net cash provided by financing activities	17,115	12,259
Effect of exchange rate changes on cash and cash equivalents	(18)	(3)
Net increase in cash and cash equivalents[1]	$836	$68

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $6.1 billion and $7.3 billion for the nine months ended September 30, 2022 and 2021, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from pension group annuity transactions net of outflows.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $22.3 billion and $19.4 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in investing activities was primarily attributable to an increase in purchases of investments due to the deployment of significant cash inflows from organic growth compared to prior year, partially offset by an increase in sales, maturities and repayments of securities.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of preferred stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $17.1 billion and $12.3 billion for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily attributed to higher organic inflows from retail and flow reinsurance net of withdrawals and net capital contributions from noncontrolling interests, partially offset by the $750 million dividend to Apollo declared in 2021, the payment of common stock dividends of $563 million for the nine months ended September 30, 2022 and proceeds from the issuance of long-term debt in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of September 30, 2022:

	Payments Due by Period
(In millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Interest sensitive contract liabilities	$166,894	$4,131	$40,546	$34,262	$87,955
Future policy benefits	54,709	446	4,135	4,057	46,071
Debt[1]	4,712	34	253	253	4,172
Securities to repurchase[2]	4,946	1,448	422	1,269	1,807
Total	$231,261	$6,059	$45,356	$39,841	$140,005

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the September 30, 2022 interest rate.

Holding Company Liquidity

Common Stock Dividends

We declared common stock cash dividends of $750 million on December 31, 2021 with a record date and payment date following the completion of our merger with AGM. The dividend payable was included in related party other liabilities on the consolidated balance sheets as of December 31, 2021. The dividend was paid on January 4, 2022.

We declared common stock cash dividends of $187.5 million on September 2, 2022, payable to the holder of AHL’s Class A common shares with a record date of September 28, 2022 and payment date of September 29, 2022. We have paid $562.5 million in common stock dividends for the nine months ended September 30, 2022.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion credit facility, drawing on our undrawn $2.5 billion revolving Liquidity Facility or by pursuing future issuances of debt or preference shares to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our credit facility contains various standard covenants with which we must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the credit facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the credit facility) of no less than $7.3 billion, and restrictions on our ability to incur debt and liens, in each case with certain exceptions. Our revolving Liquidity Facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum Consolidated Net Worth of no less than $9.3 billion and restrictions on our ability to incur debt and liens, in each case with certain exceptions.

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

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of September 30, 2022 and December 31, 2021, the revolving note payable had an outstanding balance of $1.1 billion and $158 million, respectively.

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

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for non-participating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of September 30, 2022, the reserve investment yield assumptions for non-participating contracts range from 2.3% to 5.9% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, in order to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

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

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of September 30, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.1 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased following the business combination and pushdown accounting election described in Note 2 – Business Combination. Using factors consistent with those previously disclosed in our 2021 Annual Report, changes to the GLWB and GMDB liability balance from these hypothetical changes in assumptions are not significant.

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

As of September 30, 2022, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.0 billion. The increase (decrease) to the embedded derivatives on FIA products from hypothetical changes in discount rates is summarized as follows:

(In millions)	September 30, 2022
+100 bps discount rate	$(248)
–100 bps discount rate	274

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of September 30, 2022, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $749 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to our pre-tax income of $24 million. If there were a similar parallel increase in interest rates from levels as of December 31, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity was primarily due to (i) the election of the fair value accounting option for our mortgage loan portfolio, and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income of an immediate, parallel increase in interest rates of 25 basis points from levels as of September 30, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and financial liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there were a decline in public equity market prices of 10% as of September 30, 2022, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $244 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to our pre-tax income of $15 million. As of December 31, 2021, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to our pre-tax income of $131 million from DAC, DSI, and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of September 30, 2022 when compared to that as of December 31, 2021 is driven by (i) the decline in the market value of the equity options and (ii) materially different offsets stemming from DAC, DSI, and VOBA balances as a result of purchase accounting. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our US insurance subsidiaries are subject to regulation by all states of the US, Puerto Rico and the District of Columbia. In many instances, these state insurance laws and regulations emanate from the NAIC. In addition, our Bermuda reinsurance subsidiaries are subject to regulation by the BMA. The BMA, state insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Moreover, the NAIC and state insurance regulators are increasingly focused on the relationships between private equity firms and insurers. In December 2021, an NAIC task force released a list of 13 regulatory considerations applicable to private equity-owned insurers and asked an NAIC working group to coordinate review of such considerations. These actions signify increased scrutiny of insurance companies owned by private equity firms and the potential for additional regulation. Any proposed or future state, BMA or other legislation or regulations, or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements. Changes in these laws and regulations or interpretations thereof are often made for the benefit of the consumer and at the expense of the insurer and could have a material adverse effect on our insurance subsidiaries’ businesses, financial condition and results of operations. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to our detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause us to change our views regarding the actions we need to take from a legal risk management perspective, which could necessitate changes to our practices that may, in some cases, limit our ability to grow and improve profitability.

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

On August 16, 2022, the US government enacted the IRA. The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the US Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA's impact as further information becomes available.

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
10.1.1
364 – Day Credit Agreement, dated as of July 1, 2022, among Athene Holding Ltd. and Athene Life Re Ltd., as Borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2022).

10.1.2
Incremental Amendment No. 1 to Credit Agreement, dated as of August 5, 2022, among Athene Holding Ltd. and Athene Life Re Ltd., as Borrowers, Credit Suisse AG, New York Branch, as additional lender, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4.2 to the Form 10-Q filed on August 9, 2022).

10.1.3
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

ATHENE HOLDING LTD.

Date: November 8, 2022	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)