Form 10-K
period 2022-12-31
Athene Holding Ltd
filed 2023-03-01
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37963
ATHENE HOLDING LTD.

(Exact name of registrant as specified in its charter)

Bermuda		98-0630022
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
Second Floor, Washington House
16 Church Street
Hamilton, HM 11, Bermuda
(441) 279-8400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,000th interest in a
6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A	ATHPrA	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
5.625% Fixed-Rate Perpetual Non-Cumulative Preference Share, Series B	ATHPrB	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series C	ATHPrC	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
4.875% Fixed-Rate Perpetual Non-Cumulative Preference Share, Series D	ATHPrD	New York Stock Exchange

Depositary Shares, each representing a 1/1,000th interest in a
7.75% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series E	ATHPrE	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 24, 2023, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	235

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
•We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic which has caused severe disruptions in the US and global economy and could continue to impact our business, financial condition and results of operations.
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
•We rely significantly on third parties for various services, and we may be held responsible for obligations that arise from the acts or omissions of third parties under their respective agreements with us.
•Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us and could affect our results of operations and financial results.
•We are subject to significant operating and financial restrictions imposed by our credit agreements, liquidity facility, and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indenture to which we are a party.
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
•We are subject to the credit risk of our counterparties, including ceding companies, reinsurers, plan sponsors and derivative counterparties.
•Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including Athora, among others; industries, including financial services; and asset classes, including real estate.
•Many of our invested assets are relatively illiquid and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times.
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
•Climate change and regulatory and other efforts to reduce climate change, as well as environmental, social and governance requirements could adversely affect our business.
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
•The historical investment portfolio performance of Apollo should not be considered as indicative of the future results of our investment portfolio, or our future results or our ability to declare and pay dividends on our preferred shares.
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
•We are evaluating a number of structural options affecting AHL, one or more of which could affect the US federal income tax considerations relating to the ownership and disposition of our shares.
•Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
•Changes in non-US tax law could adversely affect our ability to raise funds from certain investors.
•We and certain of our non-US subsidiaries may be subject to US federal income taxation in an amount greater than expected.
•The Base Erosion and Anti-Abuse Tax (BEAT) may significantly increase our tax liability.
•Changes in US tax law might adversely affect demand for our products.
•US persons who own our shares may be subject to US federal income taxation at ordinary income rates on our undistributed earnings and profits.
•US persons who own our shares may be subject to US federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.
•US persons who own our shares may be subject to adverse tax consequences if AHL is considered a passive foreign investment company for US federal income tax purposes.
•US tax-exempt organizations that own our shares may recognize unrelated business taxable income.
•There is US income tax risk associated with reinsurance between US insurance companies and their Bermuda affiliates.
•We are subject to the risk that Bermuda tax laws may change and that they may become subject to new Bermuda taxes following the expiration of a current exemption after 2035.
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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc., formerly known as Apollo Global Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1A	Athene Co-Invest Reinsurance Affiliate 1A Ltd., a Bermuda reinsurance subsidiary
ACRA HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
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

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the National Association of Insurance Commissioners
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, CLO and ABS equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio, (2) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (3) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the National Association of Insurance Commissioners
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, as well as offsets for premiums, product charges and other revenues. Costs related to business that we have exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated VIE and VOE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated.

Term or Acronym	Definition
IMA	Investment management agreement
IMO	Independent marketing organization
Investment margin on deferred annuities	Investment margin applies to deferred annuities and is the excess of our net investment earned rate over the cost of crediting to our policyholders, presented on an annualized basis for interim periods
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and repurchases and maturities of our funding agreements
MCR	Minimum capital requirements
MMS	Minimum margin of solvency
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated VIE and VOE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest.
Net investment earned rate	Income from our net invested assets, excluding the proportionate share of the ACRA net investment income associated with the noncontrolling interest, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods
Net reserve liabilities
The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) long-term repurchase obligations, (d) dividends payable to policyholders, and (e) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the consolidated statements of income (loss) with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities includes our economic ownership of ACRA reserve liabilities but does not include the reserve liabilities associated with the noncontrolling interest.

Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
Rider reserves	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits reserves
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

PART I

Item 1. Business

Item 1.    Business
Overview

We are a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We focus on generating spread income by combining our two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of Apollo’s asset management business to actively source or originate assets with our preferred risk and return characteristics. Our investment philosophy is to invest a portion of our assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalize on our long-dated funding profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. Our differentiated investment strategy benefits from our relationship with Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo provides us with access to Apollo’s investment professionals around the world as well as Apollo’s global asset management infrastructure across a broad array of asset classes. We are led by a highly skilled management team with extensive industry experience. We are based in Bermuda with our US subsidiaries’ headquarters located in Iowa. Effective January 1, 2022, as a result of the closing of the merger involving us and Apollo, Apollo Global Management, Inc. (NYSE: APO) became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors.

Apollo’s asset management expertise supports the sourcing and underwriting of assets for our portfolio. We are invested in a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We establish risk thresholds which in turn define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration risk and caps on specific asset classes. In addition to other efforts, we partially mitigate the risk of rising interest rates by strategically allocating a meaningful portion of our investment portfolio into floating rate securities. We also maintain holdings in less interest rate-sensitive investments, including collateralized loan obligations (CLO), commercial mortgage loans (CML), residential mortgage loans (RML), non-agency residential mortgage-backed securities (RMBS) and various types of structured products, consistent with our strategy of pursuing incremental yield by assuming liquidity risk and complexity risk, rather than assuming incremental credit risk.

Rather than increase our allocation to higher risk securities to increase yield, we pursue the direct origination of high-quality, predominantly senior secured assets, which we believe possess greater alpha-generating qualities than securities that would otherwise be readily available in public markets. These direct origination strategies include investments sourced by (1) affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform, and (2) Apollo’s extensive network of direct relationships with predominantly investment-grade counterparties.

We use, and may continue to use, derivatives, including swaps, options, futures and forward contracts, and reinsurance contracts to hedge risks such as current or future changes in the fair value of its assets and liabilities, current or future changes in cash flows, changes in interest rates, equity markets, currency fluctuations and changes in longevity.

Relationship with Apollo

We are a subsidiary of AGM. Through this relationship, Apollo allows us to leverage the scale of its asset management platform to source attractive assets for our investment portfolio. In addition to co-founding the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that, in the early years of our existence, helped us significantly grow our business.

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

As a result of the closing of the Mergers, AGM directly or indirectly controls all of the total voting power of AHL. Six of our fourteen directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and an executive officer of Apollo and the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred shares and Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 28, 2020, we completed a strategic transaction with AAM and certain affiliates of AAM which collectively comprise the Apollo Operating Group (AOG). In connection with the transaction, we sold Class A common shares to the AOG in exchange for AOG units and cash (Share Exchange). Completion of the transaction resulted in the elimination of our prior multi-class common share structure. See Note 14 – Related Parties – Other Related Party Transactions – Apollo Share Exchange and Related Transactions to the consolidated financial statements for further discussion. Subsequent to our merger with AGM, our investment in Apollo was distributed to AGM in the first quarter of 2022.

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

Within our flow reinsurance channel, we expect our credit profile and growing reputation as a valuable reinsurance counterparty will enable us to attract additional flow reinsurance partners and maintain or increase our flow reinsurance volumes with existing counterparties. Our ability to provide attractive solutions to reinsurance partners was demonstrated by our entry into the Japanese annuity market as we established a partnership with a large Japanese financial institution in 2020 and added a second firm in 2021, as well as our entry into the Asia-Pacific annuity market at the end of 2022. Similar to our retail channel, we do not seek to achieve volume growth at the expense of profitability and therefore tend to respond more rapidly to adjust our pricing for changes in asset yields than do many of our peers.

We expect to grow our institutional channel by continuing to engage in programmatic issuances of funding agreements and pursuing additional pension group annuity transactions. Since we issued our inaugural non-US dollar denominated funding agreement in 2020, we have seen non-US issuances grow significantly. Our demonstrated ability to create customized solutions for pension group annuity counterparties seeking to reduce or eliminate their exposure to pension obligations will continue to drive the positive momentum that we have seen in this channel. Going forward, we expect to build on our growth in the US, expand our footprint in the UK and explore options for transactions in other jurisdictions.

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

•Expand Our Product Offering. We seek to build products that meet our policyholders’ retirement savings objectives, such as accumulation, income and legacy planning. Our products are customized for each of the retail channels through which we distribute, including IMOs, banks and independent broker dealers, and represent innovative solutions that meet the needs of policyholders in each of these channels. We continue to release updated or new products to meet the evolving needs of policyholders. Our diverse Fixed Indexed Annuity (FIA) product offerings are complemented by a number of innovative custom indices that allow our customers to gain access to sophisticated strategies that are designed for better performance within our products. During 2022, approximately 70% of sales went to custom indices that are only available through our products. In 2022, Athene was recognized for its index lineup by winning FIA of the Year (BCA 2.0) and Carrier Hedging Team of the Year from Structured Retail Products (SRP) Americas Awards as well as Best Carrier and Best Annuity (BCA 2.0) from Structured Products Intelligence (SPi). Registered Indexed Linked Annuities (RILAs) are the fastest growing segment of the retail annuity market. We built our first product in 2019, and our 2022 sales finished close to $900 million. We see significant potential for this product type and have enhanced our original product and are growing our distribution. Additionally, we are creating products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution to high net worth individuals.

•Leverage Our Merger with Apollo. We intend to continue leveraging our merger with Apollo to source high-quality assets with attractive risk-adjusted returns. Apollo’s global scale and reach provide us with broad market access across environments and geographies and allow us to actively source assets that exhibit our preferred risk and return characteristics. We will also continue to partner with Apollo’s portfolio of origination platforms, which provide us assets with higher spreads than those available in the public markets. See –Investment Management for more information regarding Apollo’s origination platforms. Our merger with Apollo will allow us to continue to offer creative solutions to insurance companies seeking to restructure their businesses and may enable us opportunities to source additional volumes of attractively-priced liabilities. For example, in December 2017 we worked with Apollo to structure transactions that provided Voya Financial, Inc. (Voya) with a comprehensive solution to its variable annuity exposure and enabled us to reinsure a $19 billion block of fixed annuities, without requiring that we acquire Voya’s variable annuity business.

Finally, our merger with Apollo will continue to provide us with access to on-demand capital through ACRA. We believe that this capital will be instrumental to executing our growth strategy. See –Capital for additional information regarding ACRA.

Item 1.    Business
•Allocate Assets during Market Dislocations. As we have done successfully in the past, we plan to capitalize on future market dislocations to opportunistically reposition our portfolio to capture incremental yield. For example, regulatory changes in the wake of the financial crisis have made it more expensive for banks and other traditional lenders to hold certain illiquid and complex assets, notwithstanding the fact that these assets may have prudent credit characteristics. The repressed demand for these asset classes has provided opportunities for investors to acquire high-quality assets that offer attractive returns. For example, we see continuing opportunities as banks retreat from direct mortgage lending, structured and asset-backed products, and middle-market commercial loans. We intend to maintain a flexible approach to asset allocation, which will allow us to act quickly on similar opportunities that may arise in the future across a wide variety of asset types.

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

Products

We principally offer two product lines: annuities and funding agreements. Our primary product line is annuities, which include fixed, payout and group annuities issued in conjunction with pension group annuity transactions. We also offer funding agreements, including those issued to institutions and to special-purpose unaffiliated trusts in connection with our funding agreement backed notes (FABN) and secured funding agreement backed repurchase agreement (FABR) programs. Post-merger with Apollo, we are creating products that capitalize on the capabilities of both Apollo and Athene and will facilitate Apollo’s distribution to high net worth individuals.

The following summarizes our total premiums and deposits by product:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Annuities
Indexed	$11,212	$8,408	$20,257
Fixed rate	15,322	2,662	20,433
Group annuities – pension group annuities	11,218	13,837	5,467
Payout	878	922	989
Total annuities products	38,630	25,829	47,146
Funding agreements[1]	10,039	11,852	8,277
Life and other	34	47	54
Gross premiums and deposits, net of ceded	48,703	37,728	55,477
Premiums and deposits attributable to ACRA noncontrolling interests	(8,765)	(10,345)	(18,692)
Net premiums and deposits, net of ceded and ACRA noncontrolling interests	$39,938	$27,383	$36,785

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the Federal Home Loan Bank (FHLB) and long-term repurchase agreements.

Gross premiums and deposits are comprised of all products’ deposits, which generally are not included in revenues on the consolidated statements of income (loss), and premiums collected. Gross premiums and deposits include directly written business, flow reinsurance assumed as well as premiums and deposits generated from assumed block reinsurance transactions, net of those ceded through reinsurance. Net premiums and deposits includes premiums and deposits associated with our proportionate share of ACRA premiums and deposits, based on our economic ownership, but does not include the proportionate share associated with the noncontrolling interest. Organic and inorganic inflows do not correspond to the gross premiums and deposits presented above as gross premiums and deposits include renewal deposits and annuitizations, as well as premiums and deposits from life and other products other than deferred annuities and institutional products, all of which are not included in our organic inflows.

Item 1.    Business
Net reserve liabilities represents our policyholder liability obligations, including liabilities assumed through reinsurance and net of liabilities ceded through reinsurance and, therefore, does not correspond to interest sensitive contract liabilities, future policy benefits, long-term repurchase obligations, dividends payable to policyholders and other policy claims and benefits as disclosed on our consolidated balance sheets. Net reserve liabilities includes the reserves related to assumed modified coinsurance (Modco) and coinsurance on a funds withheld basis (Funds Withheld) to encompass the liabilities for which costs are being recognized in the consolidated statements of income (loss). Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of those liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. Net reserve liabilities includes our proportionate share of ACRA reserve liabilities, based on our economic ownership, but does not include the proportionate share of reserve liabilities associated with the noncontrolling interest.

The following summarizes our net reserve liabilities by product:

	Successor		Predecessor
(In millions, except percentages)	December 31, 2022		December 31, 2021
Annuities
Indexed	$87,532	47.5%	$84,423	52.1%
Fixed rate	39,571	21.5%	29,075	17.9%
Group annuities – pension group annuities	24,728	13.4%	18,589	11.5%
Payout	9,444	5.1%	7,227	4.5%
Total annuities products	161,275	87.5%	139,314	86.0%
Funding agreements[1]	21,538	11.7%	20,841	12.9%
Life and other	1,513	0.8%	1,796	1.1%
Total net reserve liabilities	$184,326	100.0%	$161,951	100.0%

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and repurchase agreements with an original maturity exceeding one year.

Annuities

Fixed Indexed Annuities – FIAs are the majority of our net reserve liabilities. FIAs are a type of insurance contract in which the policyholder makes one or more premium deposits which earn interest, on a tax deferred basis, at a crediting rate based on a specified market index, subject to a specified cap, spread or participation rate. FIAs allow policyholders the possibility of earning interest without significant risk to principal, unless the contract is surrendered during a surrender charge period. A market index tracks the performance of a specific group of stocks or other assets representing a particular segment of the market, or in some cases, an entire market. We generally buy options on the indices to which the FIAs are tied to hedge the associated market risk. The cost of the option is priced into the overall economics of the product as an option budget.

We generate income on FIA products by earning an investment spread, based on the difference between (1) income earned on the investments supporting the liabilities and (2) the cost of funds, including fixed interest credited to customers, option costs, the cost of providing guarantees (net of rider fees), policy issuance and maintenance costs, and commission costs.

Item 1.    Business
Fixed Rate Annuities – Fixed rate annuities include annual reset annuities and multi-year guarantee annuities (MYGA). Unlike FIAs, fixed rate annuities earn interest at a set rate (or declared crediting rate), rather than a rate that may vary based on an index. Fixed rate annual reset annuities have a crediting rate that is typically guaranteed for one year. After such period, we have the ability to change the crediting rate at our discretion, generally once annually, to any rate at or above a guaranteed minimum rate. MYGAs are similar to annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years, rather than just one year, before it may be changed at our discretion. After the initial crediting period, MYGAs can generally be reset annually. As of December 31, 2022, crediting rates on outstanding annual reset annuities ranged from 0.5% to 6.0% and crediting rates on outstanding MYGAs ranged from 0.25% to 5.55%.

Registered Index-Linked Annuities – RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).

Income Riders to Fixed Annuity Products

The income riders on our deferred annuities can be broadly categorized as either guaranteed or participating. Guaranteed income riders provide policyholders with a guaranteed lifetime withdrawal benefit, which permits policyholders to elect to receive guaranteed payments for life from their contract without having to annuitize their policies. Participating income riders tend to have lower levels of guaranteed income than guaranteed income riders but provide policyholders the opportunity to receive greater levels of income if the policies’ indexed crediting strategies perform well.

Income riders, particularly on FIAs, have become very popular among policyholders. The Life Insurance and Market Research Association (LIMRA) estimates that 13% of fixed annuity premium in the US for the nine months ended September 30, 2022 (the most recent period that specific market share data is currently available) included an income rider. As of December 31, 2022, approximately 32% of our deferred annuities account value had rider benefits and the reserve associated with the rider benefits was 13% of the related account value. This includes annuities with income riders sourced through retail and reinsurance operations as well as acquisitions, such as the substantial block of these policies acquired with Aviva USA Corporation (Aviva USA). Of the deferred annuities sourced through our retail and flow reinsurance channels, for the year ended December 31, 2022, 5% contained participating income riders and 5% contained guaranteed income riders.

Withdrawal Options for Deferred Annuities

After the first year following the issuance of a deferred annuity, the policyholder is typically permitted to make withdrawals up to 5% or 10% (depending on the contract) of the prior year’s value without a surrender charge or market value adjustment (MVA), subject to certain limitations. Withdrawals in excess of the allowable amounts are assessed a surrender charge and MVA if such withdrawals are made during the surrender charge period of the policy, which generally ranges from 3 to 20 years. The surrender charge for most of our products at contract inception is generally between 5% and 15% of the contract value and decreases by approximately one percentage point per year during the surrender charge period. The average surrender charge (excluding the impact of MVAs) is 6% for our deferred annuities as of December 31, 2022.

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

Item 1.    Business
Group Annuities

Group annuities issued in connection with pension group annuity transactions usually involve a single premium group annuity contract issued to discharge certain pension plan liabilities. The group annuities that we issue are nonparticipating contracts. The assets supporting the guaranteed benefits for each contract may be held in a separate account. Group annuity benefits may be purchased for current, retired and/or terminated employees and their beneficiaries covered under terminating or continuing pension plans. Both immediate and deferred annuity certificates may be issued pursuant to a single group annuity contract. Immediate annuity certificates cover those retirees and beneficiaries currently receiving payments, whereas deferred annuity certificates cover those participants who have not yet begun receiving benefit payments. Immediate annuity certificates have no cash surrender rights, whereas deferred annuity certificates may include an election to receive a lump sum payment, exercisable by the participant upon either the participant achieving a specified age or the occurrence of a specified event, such as termination of the participant’s employment.

A pension group annuity transaction may be structured as a buyout or buy-in transaction. A buyout transaction involves the issuance by an insurer of a group annuity contract to the plan sponsor and individual annuity certificates to each plan participant, resulting in the transfer of the contractual obligation to pay pension benefits from the plan sponsor to the insurer. A buyout transaction may be a full buyout or a partial buyout. A pension group annuity transaction structured as a buy-in includes an option to convert to buyout at the election of the plan sponsor, or the option to be surrendered at the election of the plan sponsor, subject to certain conditions that may reflect both a market value adjustment and a surrender charge, resulting in a refund in an amount determined in accordance with the group annuity contract. Generally, a buy-in structure is selected when the plan sponsor seeks to eliminate risk but is not yet prepared to terminate the plan or recognize any adverse accounting impact that may accompany a plan termination.

We earn income on group annuities based upon the spread between the return on the assets received in connection with the pension group annuity transaction and the cost of the pension obligations assumed. Group annuities expose us to longevity risk, which would be realized if plan participants live longer than assumed in underwriting the transaction, resulting in aggregate payments that exceed our expectations. However, our conservative underwriting process makes use of a wealth of reliable pre- and post-selection participant data, including mortality experience data, particularly for mid to large size transactions, to mitigate this risk.

Funding Agreements

We issue funding agreements opportunistically to institutional investors at attractive risk-adjusted funding costs. Funding agreements are negotiated privately between an investor and an insurance company. They are designed to provide an agreement holder with a guaranteed return of principal and periodic interest payments, while offering competitive yields and predictable returns. The interest rate can be fixed or floating. If the interest rate is a floating rate, it may be linked to the Secured Overnight Financing Rate (SOFR), the federal funds rate or other major index. Historically, we issued floating rate funding agreements linked to the LIBOR. See Item 1A. Risk Factors–Risks Relating to Our Business Operations–Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us and could affect our results of operations and financial results. We also include repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

Life and Other

Life and other products include other retail products, including legacy run-off or ceded business, statutory closed blocks and ceded life insurance.

Distribution Channels

We have developed four dedicated distribution channels to address the retirement services market: retail, flow reinsurance, institutional and acquisitions and block reinsurance, which support opportunistic origination across differing market environments. Additionally, we believe these distribution channels enable us to achieve stable asset growth while maintaining attractive returns.

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

Item 1.    Business
Retail

We have built a scalable platform that allows us to originate and rapidly grow our business in deferred annuity products. We have developed a suite of retirement savings products, distributed through our network of approximately 54 independent marketing organizations (IMO); approximately 78,000 independent agents in all 50 states; and our growing network of 16 banks and 127 regional broker-dealers. We are focused in every aspect of our retail channel on providing high quality products and service to our policyholders and maintaining appropriate financial protection over the life of their policies.

Flow Reinsurance

Flow reinsurance provides another channel for us to source liabilities with attractive cost of funds and offers insurance companies the opportunity to improve their product offerings and enhance their financial results. As in the retail channel, we do not pursue flow volume growth at the expense of profitability and, therefore, we tend to respond rapidly to adjust pricing for changes in asset yields.

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

Within our flow reinsurance channel, we conduct third-party flow reinsurance transactions primarily through our subsidiary, Athene Life Re Ltd. (ALRe). As a fixed annuity reinsurer, ALRe partners with insurance companies to develop solutions to their capital requirements, enhance their presence in the retirement market and improve their financial results. The specific liabilities that ALRe targets to reinsure include FIAs, MYGAs, traditional one-year guarantee fixed deferred annuities, immediate annuities and institutional products.

As of December 31, 2022, we had ongoing flow reinsurance and retrocession agreements involving 14 third-party cedants, for a quota share of such cedants’ new inflows, including FIAs and MYGAs.

Institutional

Our institutional channel includes funding agreements and pension group annuity transactions.

Funding Agreements

Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. We have an FABN program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us with matching interest and maturity payment terms. We also established a secured FABR program in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special-purpose entity to purchase funding agreements from us. Additionally, we are a member of the Federal Home Loan Bank of Des Moines and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties. We also include long-term repurchase agreements with a term that exceeds one year at the time of execution within the funding agreement product category.

The following represents the aggregate principal amount of funding agreement inflows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
FABN	$4,325	$11,102	$5,804
FHLB	1,445	750	875
FABR	2,000	—	1,000
Long-term repurchase agreements	2,269	—	598
Total funding agreement inflows	$10,039	$11,852	$8,277

As of December 31, 2022, we had funding agreements of $21.0 billion and $3.0 billion outstanding under our FABN and FABR programs, respectively, $3.7 billion outstanding with the FHLB and $2.9 billion of long-term repurchase agreements. As of February 24, 2023, we had $13.5 billion of capacity remaining under our FABN program.

Item 1.    Business

Pension Group Annuities

We partner with institutions seeking to transfer and thereby reduce their obligation to pay future pension benefits to retirees and deferred participants through pension group annuities. We work with advisors, brokers and consultants to source pension group annuity transactions and design solutions that meet the needs of prospective pension group annuity counterparties, which are focused on medium- and large-sized deals involving retirees and/or deferred participants that are structured as either a buyout or a buy-in transaction. Since entering the pension group annuity market in 2017, we have closed 43 deals resulting in the issuance or reinsurance of group annuities of $41.4 billion with more than 435,000 plan participants as of December 31, 2022.
We believe we have established ourselves as a trusted pension group annuity solutions provider and expect that our experience in crafting customized pension group annuity solutions and our improving credit profile will enable us to continue to source and execute pension group annuity transactions. We have the ability to design tailored solutions that meet the needs of our pension group annuity counterparties, which includes a range of blue-chip clients such as J.C. Penney Corporation, Inc. and Lockheed Martin Corporation, among others, and a number of whom are repeat clients.

Acquisitions and Block Reinsurance

Acquisitions are a complementary source of growth for our business. We have a proven ability to acquire businesses in complex transactions at favorable terms, manage the liabilities acquired and reinvest the associated assets.

Through block reinsurance transactions, we partner with life and annuity companies to decrease their exposure to one or more products or to divest of lower-margin or non-core segments of their businesses. Unlike acquisitions in which we acquire the assets or stock of a target company, block reinsurance allows us to contractually assume assets and liabilities associated with a certain book of business. In doing so, we contractually assume responsibility for only that portion of the business that we deem desirable, without assuming additional liabilities.

We plan to continue leveraging our expertise in sourcing and evaluating transactions to profitably grow our business. We believe our demonstrated ability to source transactions, consummate complex transactions and reinvest assets into higher yielding investments as well as our access to capital provide us with distinct advantages relative to other acquisition or block reinsurance candidates.

Investment Management

Investment activities are an integral part of our business and our net investment income is a significant component of our total revenues. Our investment philosophy is to invest a portion of our assets in securities that earn an incremental yield by taking measured liquidity and complexity risk and capitalizing on our long-dated, persistent liability profile to prudently achieve higher net investment earned rates, rather than assuming incremental credit risk. A cornerstone of our investment philosophy is that given the operating leverage inherent in our business, modest investment outperformance can translate to outsized return performance. Because we maintain discipline in underwriting attractively priced liabilities, we have the ability to invest in a broad range of high-quality assets to generate attractive earnings.

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

Apollo’s investment team and credit portfolio managers employ their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of corporate bonds and more structured, but highly rated, asset classes. We also maintain holdings in floating rate and less interest rate-sensitive investments, including CLOs, CMLs, RMLs, non-agency RMBS and various types of structured products. These asset classes permit us to earn incremental yield by assuming liquidity risk and complexity risk, rather than assuming incremental credit risk.

Item 1.    Business
Apollo sources assets for our investment portfolio based upon the unique characteristics of our business, including desired asset allocation and risk tolerance, and with regard to the ever-changing macroeconomic environment in which we operate. In recent years, we and Apollo have recognized that a heightened demand for investment grade marketable securities has placed substantial downward pressure on credit spreads of such securities, which adversely impacts the returns we are able to achieve on new investment purchases. Rather than increase our allocation to higher risk securities to increase yield, we and Apollo pursue the direct origination of high-quality, predominantly senior secured assets, which we believe possess greater alpha-generating qualities than securities that would otherwise be readily available in public markets. These direct origination strategies include investments sourced by (1) affiliated platforms that originate loans to third parties and in which we gain exposure directly to the loan or indirectly through our ownership of the origination platform and/or securitizations of assets originated by the origination platform, and (2) Apollo’s extensive network of direct relationships with predominantly investment-grade counterparties.

We believe that a greater focus on these direct origination strategies affords us both quantitative and qualitative advantages, including eliminating the cost of intermediaries, recognizing an illiquidity premium, having direct access to diligence and having greater control over the terms of the investment. Furthermore, we believe that these direct origination strategies will often provide us with the flexibility to choose the location in the capital structure in which we invest, affording us the opportunity to select the risk/return profile that we deem optimal and limit our exposure to assets with sub-optimal risk/return characteristics. Employing these direct origination strategies comports well with our investment philosophy of earning incremental spread by taking liquidity and complexity risk, rather than taking excessive credit risk.

As part of our direct origination strategy, we may invest in two types of equity investments. First, we make strategic investments in the equity of asset origination platforms themselves. Second, we retain equity risk alongside our investments in investment grade tranches of the assets that Apollo directly originates. We typically refer to both of these types of equity investments as ‘alternatives.’ In 2022, we contributed certain of our net alternative investments to Apollo Aligned Alternatives, L.P. (AAA), a consolidated VIE, in exchange for limited partnership interests in the fund. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. AAA enhances Apollo’s ability to increase alternative assets under management while also allowing us to achieve greater scale and diversification for alternatives.

We and Apollo have made and are continuing to make significant investments in establishing a portfolio of asset origination platforms and investment teams across a variety of asset classes. In connection with this effort, we have made and are expected to continue to make strategic investments in certain direct origination platforms. These investments may take the form of debt and/or equity and align with our investment strategy as it relates to alternative investments. Certain of the asset origination platforms in which we have invested and/or have sourced directly originated assets in the past or may source directly originated assets in the future are set forth below.

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
Redding Ridge Asset Management LLC and Redding Ridge Asset Management (UK) LLP (collectively, Redding Ridge) is a Registered Investment Advisor specializing in leveraged loans and global CLO management. Redding Ridge’s primary business consists of acting as collateral manager for CLO transactions and related warehouse facilities and as holder of CLO Retention interests in both US and Europe. Redding Ridge is strategically positioned with access to significant CLO management and structuring expertise, industry contacts and investor relationships. Pursuant to various service agreements with AGM, Redding Ridge is supported by top tier credit research, credit risk management, credit trading platform and other corporate / administrative services.

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

Item 1.    Business

Wheels Donlen is a leading US-based Fleet Management Company that provides fleet leasing and value-added services to corporate clients. Including the acquisition of LeasePlan USA that closed on December 1, 2022, the fleet platform has $7 billion of vehicle assets and manages over 850,000 fleet vehicles. Given the essential-use nature of the vehicles and services provided by Wheels Donlen, the Company is deeply embedded in client operations, driving high customer retention rates and an annuity-like earnings stream. The Company has experienced near-zero credit losses over the last 20 years (<1bp average losses and 6bps peak losses). With the acquisition of LeasePlan, the Company is also expanding into fleet-adjacent opportunities with attractive risk/reward, such as truck & equipment leasing and last-mile delivery.

Foundation Home Loans is a specialist mortgage originator and servicer focused on the UK buy-to-let and owner-occupied market. Foundation exclusively originates new mortgages through intermediaries/brokers and is funded through mortgage-backed securities, warehouse loans, and forward flow agreements. Foundation distributes its products exclusively through a network of external brokers. Foundation provides full mortgage servicing in-house through its proprietary asset management platform.
On July 22, 2022, we closed a transaction in which we became the lead investor in Aqua. Aqua Finance is an investment in a US consumer loan originator and servicer. The company works with dealers and contractors to provide secured financing solutions for near-prime customers who seek borrowing for in-home treatment systems, home improvement, pools, and recreational vehicles.

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

Our asset portfolio is managed within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, commercial mortgage-backed securities (CMBS), CLO, commercial mortgage whole loans and mezzanine loans and alternative investments. We also set credit risk limits for exposure to a single issuer that vary based on ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our asset portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Capital

We believe we have a strong capital position and are well positioned to meet policyholder and other obligations. We measure capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both National Association of Insurance Commissioners (NAIC) risk-based capital (RBC) and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As discussed previously in –Growth Strategy, we seek to achieve profitable growth that maximizes shareholder value. Executing on our growth strategy requires that we have access to adequate amounts of capital. Our deployable capital and uses thereof are set forth below.

Item 1.    Business
Deployable Capital
Our deployable capital is comprised of capital from three sources: excess equity capital, untapped debt capacity and available undrawn capital commitments from ACRA. As of December 31, 2022, we estimate that we have approximately $5.2 billion in capital available to deploy, consisting of approximately $2.3 billion in excess equity capital, $2.7 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $0.2 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to market conditions and general availability. We determine our untapped debt capacity by comparing our debt to capital ratio and adjusted debt to capital ratio, which were 80.0% and 15.6%, respectively, as of December 31, 2022, against an estimated peer average adjusted debt to capital ratio of approximately 25%.

ACRA

In order to support growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. We own 36.55% of ACRA’s economic interests and all of ACRA’s voting interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by Apollo. ACRA participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA. This strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues and sustaining our profitable growth strategy at scale in a capital efficient manner, while maintaining a strong financial position.

In connection with each transaction in which ACRA elects to participate (each, a Participating Transaction), ACRA will generally pay ALRe a fee (Wrap Fee) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 basis points per year, based on a scale which increases from 10 to 16 basis points as the portion of the reserves economically attributed to ADIP increases.

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

As of December 31, 2022, ALRe and ALReI had retroceded to ACRA $60.5 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above.

As of December 31, 2022, ADIP had raised approximately $3.3 billion in capital commitments, of which $0.2 billion was available to deploy into future transactions.

Uses of Capital

Capital deployment includes the payment for a business opportunity, such as the payment of a ceding commission to enter into a block reinsurance transaction, and the retention of capital based on our internal capital model. Currently, we deploy capital in four primary ways: (1) supporting organic growth, (2) supporting inorganic growth, (3) making dividend payments to AGM, and (4) retaining capital to support financial strength ratings upgrades. We generally seek mid-teen or higher returns on our capital deployment.

Internal Reinsurance

Subject to quota shares generally ranging from 80% to 100%, substantially all of the existing deposits held and new deposits generated by our US insurance subsidiaries are reinsured to our Bermuda reinsurance subsidiaries. We maintain the same reserving standards for our Bermuda reinsurance subsidiaries as we do for our US insurance subsidiaries. We also retrocede certain inorganic transactions, pension group annuity transactions, funding agreement transactions and retail business to ACRA. Our internal reinsurance structure provides us with several strategic and operational advantages, including the aggregation of regulatory capital, which makes the aggregate capital of our Bermuda reinsurance subsidiaries available to support the risks assumed by each entity, and enhanced operating efficiencies. As a result of our internal reinsurance structure and third-party direct to Bermuda business, a significant majority of our aggregate capital is held by our Bermuda reinsurance subsidiaries.

Item 1.    Business
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

Ratings

As of December 31, 2022, each of our significant insurance subsidiaries is rated “A+”, “A1” or “A” by the four rating agencies that evaluate the financial strength of such subsidiaries. To achieve our financial strength ratings aspirations, we may choose to retain additional capital above the level required by the rating agencies to support our operating needs. We believe there are numerous benefits to achieving stronger ratings over time, including increased recognition of and confidence in our financial strength by prospective business partners, particularly within product distribution, as well as potential profitability improvements in certain organic channels through lower funding costs.

Financial strength and credit ratings directly affect our ability to access funding and the related cost of borrowing, the attractiveness of certain of our products to customers, our attractiveness as a reinsurer to potential ceding companies and requirements for collateral posting on derivatives collateral. These ratings are periodically reviewed by the rating agencies.

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

Item 1.    Business
As of December 31, 2022, A.M. Best, Standard & Poor’s Rating Services (S&P), Fitch Ratings (Fitch) and Moody’s Investors Service (Moody’s) had issued credit or financial strength ratings and outlook statements regarding us as follows:

Company	A.M. Best	S&P	Fitch	Moody’s
Athene Holding Ltd.
Long-Term Issuer Credit Rating/Issuer Default Rating	bbb+	A-	A-	NR
Outlook	Stable	Positive	Stable	NR
Athene Insurance Subsidiaries[1]
Financial Strength Rating	A	A+	A+	A1
Outlook	Stable	Stable	Stable	Stable

[1] Athene insurance subsidiaries include Athene Annuity Re Ltd., Athene Life Re Ltd., Athene Life Re International Ltd., Athene Annuity & Life Assurance Company, Athene Annuity & Life Assurance Company of New York, Athene Annuity and Life Company, Athene Life Insurance Company of New York, Athene Co-Invest Reinsurance Affiliate 1A Ltd., Athene Co-Invest Reinsurance Affiliate 1B Ltd. and Athene Co-Invest Reinsurance Affiliate International Ltd. Athene Life Insurance Company of New York is not rated by S&P, Fitch, and Moody's.

Rating Agency	Financial Strength Rating Scale	Issuer Credit Rating Scale
A.M. Best[1]	“A++” to “D”	“aaa” to “c”
S&P2	“AAA” to “D”	“AAA” to “D”
Fitch[3]	“AAA” to “C”	“AAA” to “D”
Moody’s4	“Aaa” to “C”	“Aaa” to “C”

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

2 S&P’s insurer financial strength rating is a forward-looking opinion about the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. S&P’s issuer credit rating is a forward-looking opinion about an obligor’s overall creditworthiness. This opinion focuses on the obligor’s capacity and willingness to meet its financial commitments as they come due. Long-term issuer credit ratings focus on the obligor’s capacity and willingness over the long-term to meet all of its financial commitments, both long- and short-term, as they come due. A “+” or “-“ indicates relative standing within a rating category.

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

[4] Moody’s Investors Service, Inc. (Moody’s) provides credit ratings that are publicly available serving the public debt capital markets. Moody’s insurance financial strength ratings range from “Aaa (highest quality)” to “C (lowest)”. A rating of Aa3 is the fourth highest of twenty-one rating categories. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. These modifiers are used to indicate relative strength within a category. Moody’s long-term credit ratings range from “Aaa” (highest) to “C” (default).

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

Item 1.    Business
A.M. Best, S&P, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the respective rating agency’s judgment or circumstances so warrant. Further, rating agencies may change their capital adequacy assessment methodologies in a manner that could adversely affect the financial strength ratings of insurance companies. For example, on December 6, 2021, S&P Global published a Request for Comment (RFC) on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers. On May 9, 2022, S&P withdrew their proposed approach due to some of the comments and concerns received. S&P has stated they plan to issue a new RFC once they have finished reviewing the feedback received from the initial RFC; likely in the first quarter of 2023. Once the new RFC is published, we will evaluate the potential impacts. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See Item 1A. Risk Factors–Risks Relating to Our Business Operations–A financial strength rating downgrade, potential downgrade or any other negative action by a rating agency could make our product offerings less attractive, inhibit our ability to acquire future business through acquisitions or reinsurance and increase our cost of capital, which could have a material adverse effect on our business for further discussion about risks associated with financial strength ratings.

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

We face competition in the FIA market from traditional insurance carriers such as Allianz Life Insurance Company of North America (Allianz) and Corebridge Financial (formerly AIG Life & Retirement). Principal competitive factors for FIAs are initial crediting rates, reputation for renewal crediting action, product features, brand recognition, customer service, distribution capabilities and financial strength ratings of the provider. Competition may affect, among other matters, both business growth and the pricing of our products and services. See Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Industry Trends and Competition–Competition for a discussion of our ranking and market share within the FIA, RILA and total fixed annuity markets.

Reinsurance markets are highly competitive, as well as cyclical by product and market. As a reinsurer, ALRe competes on the basis of many factors, including, among other things, financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service and experience in the types of business underwritten. The impact of these and other factors is generally not consistent across lines of business, domestic and international geographical areas and distribution channels. ALRe’s competition includes other insurance and reinsurance companies, such as Resolution Life Group Holdings LP and Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic).

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

Finally, we face competition in the market for acquisition targets and profitable blocks of insurance. Such competition is likely to intensify as insurance businesses become more attractive acquisition targets for both other insurance companies and financial and other institutions and as the already substantial consolidation in the financial services industry continues. We compete for potential acquisition and block reinsurance opportunities based on a number of factors including perceived financial strength, brand recognition, reputation and the pricing we are able to offer, which, to the extent we determine to finance a transaction, is in turn dependent on our ability to do so on suitable terms. We believe our demonstrated ability to source and consummate large and complex transactions is a competitive advantage over other potential acquirers.

Item 1.    Business
Human Capital Management

As of December 31, 2022, we had 1,718 employees, including 93 located in our Bermuda headquarters and 1,613 located in the US, primarily at our headquarters in West Des Moines, IA. We believe our employee relations are good. None of our employees are subject to collective bargaining agreements, nor are we aware of any efforts to implement such agreements.

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

In addition to our human resources and DEI leadership, we currently have a DEI Analyst and ten advisors supporting our ten ERGs, which are comprised of: Advancing Abilities Partnership; African American Athene Connection; Athene Asian Alliance; Athene Military Veterans Organization; Bermuda Diversity, Equity, and Inclusion Committee; Comunidad; Lesbian, Gay, Bisexual, Transgender, Queer/Questioning; LiveWell; Volunteer Committee; and Women’s Inclusion Network. Each ERG is paired with a member of our Executive Committee to provide a direct link between the group and our executive leadership.

Employee Safety

In light of the ongoing impact of COVID-19, we continue to devote significant attention to the importance of employee safety and well-being. In 2022, employees in all of our locations continued to work in the office or remotely, based on the regulatory requirements of each state or country and with the incorporated safety protocols. We continue to have case investigation and contact tracing, completed by employees certified through John Hopkins University, to appropriately identify and quarantine those individuals who have been or may have been exposed to the virus. We have been successful in implementing our business continuity plans and to date have experienced no material impairment to our business operations. We continue to closely monitor our situation and the recommendations and guidelines issued by national, state and local health authorities.

Item 1.    Business
Regulation

A summary of certain of the laws, regulations and frameworks to which we are subject is set forth below.

General

United States

Each of our primary US insurance subsidiaries, is organized and domiciled in one of the following states: Delaware, Iowa, or New York (each, an Athene Domiciliary State) and is also licensed in such state as an insurer. The insurance department of each Athene Domiciliary State regulates the applicable US insurance subsidiary, and each US insurance subsidiary is regulated by each of the insurance regulators in the other states where such company is authorized to transact insurance business. The primary purpose of such regulatory supervision is to protect policyholders rather than holders of any securities. Generally, insurance products underwritten by our US insurance subsidiaries must be approved by the insurance regulators in each state in which they are sold.

State insurance authorities have broad administrative powers over our US insurance subsidiaries with respect to all aspects of their insurance business including: (1) licensing to transact business; (2) licensing of producers who sell our products; (3) prescribing which assets and liabilities are to be considered in determining statutory surplus; (4) regulating premium rates for certain insurance products; (5) approving policy forms and certain related materials; (6) determining whether a reasonable basis exists as to the suitability of the annuity purchase recommendations producers make and, in certain states, that such recommendations are in the best interest of the consumer; (7) regulating unfair trade and claims practices; (8) establishing reserve requirements, solvency standards and minimum capital requirements (MCR); (9) regulating the amount of dividends that may be paid in any year; (10) regulating the availability of reinsurance, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers; (11) fixing maximum interest rates on life insurance policy loans, minimum crediting rates on accumulation products and minimum allowable surrender values; (12) regulating the type, amounts and valuations of investments permitted; (13) setting parameters for transactions with affiliates; and (14) regulating other matters.

The rates, forms, terms and conditions of our US insurance subsidiaries’ reinsurance agreements with unaffiliated third parties generally are not directly subject to regulation by any state insurance department in the United States. This contrasts with primary insurance where, as discussed above, the policy forms and premium rates are generally regulated by state insurance departments.

From time to time, increased scrutiny has been placed upon the US insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, regulation of insurers and reinsurers. Additionally, state insurance regulators are regularly involved in a process of reexamining existing laws and regulations and their application to insurance and reinsurance companies.

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

Bermuda

The Bermuda regulatory regime has been deemed to be equivalent to the European Union (EU) Directive (2009/138/EC) (Solvency II). The Bermuda Insurance Act 1978 (Bermuda Insurance Act) regulates the insurance business of our Bermuda reinsurance subsidiaries, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under such act by the Bermuda Monetary Authority (BMA). The BMA is required by the Bermuda Insurance Act to determine whether an applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. See –Regulation of an Insurer’s Shareholders below.

The continued registration of an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Bermuda Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurers. The Bermuda Insurance Act imposes on Bermuda insurers solvency standards as well as auditing and reporting requirements.

Item 1.    Business
Regulation of an Insurance Group

Group Supervision

Many insurers, including us, operate within a group structure. An insurance group is two or more affiliated persons, one or more of which is an insurer. As an insurer’s financial position and risk profile may be impacted by being part of a group, US state and international regulators have developed group supervisory frameworks in order to provide regulators with the ability to scrutinize the activities of an insurance group and assess its potential impact on individual insurers within the group. The Iowa Insurance Division (IID) and the BMA are the lead regulators of our largest subsidiaries. Under the Iowa Insurance Holding Company Act (Iowa HCA), the IID is our group supervisor. Separately, the BMA is the subgroup supervisor for our Bermuda reinsurance subsidiaries. Under applicable US state law, Apollo and (except as otherwise excluded with regulatory approval) its affiliates, including its insurance interests, are included within the holding company system for purposes of certain supervision requirements, even though many of such entities have no material relationship to us.

A group supervisor may perform a number of supervisory functions including: (1) coordinating the gathering and dissemination of relevant or essential information in both the ordinary course and emergency situations, including the dissemination of information that is of importance for the supervisory task of other competent authorities; (2) carrying out supervisory reviews and assessments of the insurance group; (3) carrying out assessments of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (4) planning and coordinating supervisory activities in respect of the insurance group, in both the ordinary course and in emergency situations through regular meetings held at least annually (or by other appropriate means) with other competent authorities; (5) coordinating enforcement actions that may need to be taken against the insurance group or any of its members; and (6) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.

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

Group Capital

The Iowa HCA requires, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (GCC) with its lead state on a confidential basis. The GCC is a tool developed by the NAIC to provide US insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a manner that applies to groups meeting certain criteria regardless of their structure. The December Iowa HCA also requires the ultimate controlling person for certain large US life insurers and insurance groups to file the results of a liquidity stress test (LST) annually with the lead state regulator of the insurance group. The LST utilizes a company cash-flow projection approach incorporating liquidity sources and uses over various time horizons under a baseline assumption and stress scenarios that may vary from year to year. The NAIC has stated that the GCC will be a regulatory tool and will not constitute a requirement or standard; however, these regulatory requirements may over time increase the amount of capital that we are required to hold and could result in our being subject to increased regulatory requirements. Under the Bermuda rules, our Bermuda reinsurance subsidiaries are required to file with the BMA group audited financial statements prepared using accounting principles generally accepted in the US (US GAAP) and an annual group capital and solvency return, which includes the Group Bermuda Solvency Capital Requirement model showing the Group’s Enhanced Capital Requirement, within five months after the financial year-end.

Internationally Active Insurance Groups and the Common Framework for the Supervision of Internationally Active Insurance Groups

The Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame), as adopted by the International Association of Insurance Supervisors (IAIS), will be applicable to entities that meet the IAIS’s criteria for internationally active insurance groups (IAIGs) and that are so designated by their group-wide supervisor. Under ComFrame, an IAIG is defined as an insurance group which has (1) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group’s total gross written premiums, and (2) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. A group-wide supervisor has discretion to determine that a group is not an IAIG even if it meets the criteria or that a group is an IAIG even if it does not meet the criteria. ComFrame establishes international standards for the designation of a group-wide supervisor for each IAIG and IAIS intends to include a group capital requirement (the global insurance capital standard (ICS)) applicable to an IAIG in addition to the current legal entity capital requirements and any group capital requirements imposed by relevant insurance laws and regulations. The ICS is still being finalized by the IAIS, with a planned adoption date of November 2024. Assuming IAIS members vote to adopt the ICS, the IAIS will encourage jurisdictions to implement the ICS as a prescribed capital requirement (PCR) beginning in 2025. In addition, the US members of the IAIS are developing an alternative approach to the ICS, called the Aggregation Method (AM), which would be adopted in the US. Like the GCC, the AM is an RBC aggregation-based approach. The IAIS plans to assess whether the AM provides comparable outcomes to the ICS in 2024 and is currently developing criteria for that assessment.

Item 1.    Business
ComFrame also includes uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. Relatedly, in the US, the NAIC has promulgated amendments to the NAIC Model Insurance Holding Company System Regulatory Act, adopted by all of the Athene Domiciliary States, that address “group-wide” supervision of IAIGs to allow state insurance regulators in the US to be a group-wide supervisors for US-based IAIGs and acknowledge another regulatory official acting as the group-wide supervisor of an IAIG. We expect the Iowa Insurance Division to designate Apollo or Athene as an IAIG in 2023. In the event that we or Apollo becomes an IAIG, we expect to be subject to the relevant capital standard that the U.S. applies to IAIGs. We cannot fully predict with certainty the impact (if any) on our capital position and capital structure and any other burdens being named an IAIG may impose on us and our insurer affiliates.

Own Risk and Solvency Assessment (ORSA) Model Act

We are subject to the ORSA Model Act, which has been enacted by each Athene Domiciliary State, and requires insurers to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, certain insurers must undertake an internal risk management review at least annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare an ORSA Summary Report (ORSA Report) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is required to be filed annually with a company’s lead state regulator and made available to other domiciliary regulators within the holding company system. We file the ORSA Report with the IID as our lead state regulator and concurrently provide the ORSA Report to the Delaware Department of Insurance (DDI) and the New York State Department of Financial Services (NYSDFS). We also submit the ORSA Report to the BMA. Additionally, for the purposes of satisfying the assessment requested in the Schedule of Commercial Insurer’s Solvency Self-Assessment, each Bermuda reinsurance subsidiary submits supporting documentation to the BMA regarding specific queries presented in the Bermuda Solvency Capital Requirement (BSCR), to supplement the information provided in the ORSA Report.

Corporate Governance Annual Disclosure Model Act and Model Regulation (together, the Corporate Governance Model Act)

We are subject to the Corporate Governance Model Act, which has been enacted by each Athene Domiciliary State and requires insurers to provide an annual disclosure regarding its corporate governance practices to its lead state and/or domestic regulator.

Insurance Holding Company Regulation

Each direct and indirect parent of our US insurance subsidiaries (including Apollo and AHL) is subject to the insurance holding company laws of each of the Athene Domiciliary States. These laws generally require an insurance holding company and insurers that are members of such holding company system to register with their US insurance regulators and to file certain reports with those authorities, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Generally, under these laws, transactions between our US insurance subsidiaries and their affiliates, including any reinsurance transactions and affiliated investments, must be fair and reasonable and, if material or included within a specified category, require prior notice and approval or non-disapproval by the insurance department of each applicable Athene Domiciliary State.

Most states, including each of the Athene Domiciliary States, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer, which would include a change of control of its holding company. Such laws as these prevent any person from acquiring direct or indirect control of any of our US insurance subsidiaries or their holding companies unless that person has filed a statement with specified information with the commissioner, superintendent or director of the insurance department of the applicable Athene Domiciliary State (each, a Commissioner) and has obtained the Commissioner’s prior approval. Under most states’ statutes, including those of each of the Athene Domiciliary States, acquiring 10% or more of a voting interest in an insurer or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of a voting interest in a direct or indirect parent of any of our US insurance subsidiaries (or Apollo or AHL) without the prior approval of the Commissioner of the applicable Athene Domiciliary State will be in violation of the applicable Athene Domiciliary State’s law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and/or to other actions determined by the Commissioner. Further, a willful violation of these laws is punishable in each Athene Domiciliary State as a criminal offense.

In addition, state insurance holding company laws require any controlling person of a US insurer seeking to divest its controlling interest in the insurer to file with the relevant insurance Commissioner a confidential notice of the proposed divestiture at least thirty days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner). After receipt of the notice, the Commissioner must determine whether the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of a direct or indirect parent of any of our US insurance subsidiaries (including Apollo or AHL) (in particular through an unsolicited transaction), even if the shareholders of such parent consider such transaction to be desirable.

Item 1.    Business
Holding company system regulations currently in effect in New York require prospective acquirers of New York domiciled insurers to provide detailed disclosure with respect to intended changes to the business operations of the insurer, and expressly authorize the NYSDFS to impose additional conditions on such acquisitions. The NAIC has also published in its Financial Analysis Handbook specific narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of insurers and reinsurers by a private equity firm. The NAIC also is undertaking a review of regulatory considerations applicable to insurers and reinsurers owned by a private equity firm, has appointed the Macroprudential (E) Working Group to coordinate this workstream and has adopted a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers.”. The Macroprudential (E) Working Group has referred requests to various NAIC working groups for further assessments of the considerations described in the list. Accordingly, we currently are unable to predict the impact of such NAIC activities on our business, including our investment activities.

In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurer doing business in that state. While these pre-acquisition notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of any of our US insurance subsidiaries may require prior notification in those states that have adopted pre-acquisition notification laws.

Each of the Athene Domiciliary States has adopted a form of the Holding Company Model Law, that requires each ultimate controlling party to file an annual enterprise risk report identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. An enterprise risk is generally defined as an activity or event involving affiliates of an insurer that could have a material and adverse effect on the insurer or the insurer’s holding company system.

NAIC

The National Association of Insurance Commissioners (NAIC) is an organization, the mandate of which is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may affect the statutory capital and surplus of our US insurance subsidiaries.

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on products that we currently sell. The NAIC continues to work to reform state regulation in various areas, including reporting requirements for investment transactions with related parties that may not be considered “affiliates” under the Holding Company Model Law.

Classification of Insurers

The Bermuda Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on special purpose business and insurers carrying on general business. Long-term business is generally defined as life, annuity and accident and health insurance, while general business broadly includes all types of insurance that are not long-term business or special purpose business (property and casualty business). Special purpose business is fully funded insurance business approved by the BMA to be written by a company registered either as a Special Purpose Insurer (SPI) or as a Collateralized Insurer. There are five classifications of insurers carrying on long-term business, ranging from Class A insurers (pure captives) to Class E insurers (larger commercial carriers). Class A insurers are subject to the lightest regulation and Class E insurers are subject to the strictest regulation.

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

Item 1.    Business

Credit for Coinsurance Ceded by a US Cedant

The ability of a ceding insurer to take reserve credit for the business ceded to reinsurers through coinsurance is a significant component of reinsurance regulation and is often a determining factor in establishing a reinsurance relationship. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), only the state in which a ceding insurer is domiciled may regulate the financial statement credit for reinsurance taken by that ceding insurer. With respect to US-domiciled ceding companies, credit is typically granted when (1) the reinsurer is licensed or accredited in the state where the ceding company is domiciled; (2) the reinsurer is domiciled in a state with credit for reinsurance laws and regulations that are substantively similar to the credit for reinsurance laws and regulations in the ceding insurer’s state of domicile and the reinsurer meets certain financial requirements; or (3) other conditions are satisfied, such as the reinsurer securing its obligations to the cedant with qualified collateral.

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

All states, the District of Columbia and Puerto Rico have adopted the NAIC'’s 2019 revisions to the Credit for Reinsurance Model Law to allow a ceding insurer to take credit for reinsurance ceded to a qualifying unauthorized reinsurer without collateral if the reinsurer satisfies certain conditions, including being domiciled in a reciprocal jurisdiction. The NAIC has approved Bermuda as a reciprocal jurisdiction. Our Bermuda reinsurance subsidiaries are eligible to apply to any state for a determination that they have satisfied the conditions specified in the 2019 revisions and, to the extent any such determinations are made, will not be required by law on a prospective basis to post collateral with respect to reinsurance entered into amended or renewed after the effective date of the 2019 revisions and ceded by insurers domiciled in such states. ALRe has received a determination that it satisfies the conditions to forgo the collateral posting requirements in Iowa with respect to business ceded by Athene Annuity and Life Company (AAIA) pursuant to any coinsurance agreement entered into, amended or renewed on or after the effective date of the 2019 revisions to the Credit for Reinsurance Model Law as adopted by Iowa, and only with respect to losses incurred and reserves reported on or after the later of (1) date on which ALRe has met all eligibility requirements to be designated a Reciprocal Jurisdiction Reinsurer, and (2) the effective date of the new reinsurance agreement, amendment or renewal pursuant to the provisions of the Credit for Reinsurance Model Law as adopted by Iowa.

Statutory Investment Valuation Reserves

Life insurers domiciled in the US are required to establish an asset valuation reserve (AVR) to stabilize statutory policyholder surplus from fluctuations in the market value of investments. The AVR consists of two components: (1) a “default component” for possible credit-related losses on fixed maturity investments; and (2) an “equity component” for possible market-value losses on all types of equity investments, including real estate-related investments. Although future additions to the AVR will reduce the future statutory capital and surplus of our US insurance subsidiaries, we do not believe that the impact under current regulations of such reserve requirements will materially affect our US insurance subsidiaries. Insurers domiciled in the US also are required to establish an interest maintenance reserve (IMR) for net realized capital gains and losses, net of tax, on fixed maturity investments where such gains and losses are attributable to changes in interest rates, as opposed to credit-related causes. The IMR provides a buffer to our statutory capital and surplus in the event we have to sell securities in an unrealized loss position. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities. These reserves are required by state insurance regulatory authorities to be established as liabilities on a life insurer’s statutory financial statements and may also be included in the liabilities assumed by our US insurance subsidiaries pursuant to their reinsurance agreements with US-based life insurer ceding companies.

Item 1.    Business
Policy and Contract Reserve Adequacy Analysis

The Athene Domiciliary States and other states have adopted laws with respect to policy and contract reserve sufficiency. Under applicable insurance laws, our US insurance subsidiaries are each required to annually conduct an analysis of the adequacy of all life insurance and annuity statutory reserves. A qualified actuary appointed by each such subsidiary’s board must submit an opinion annually for each such subsidiary which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows resulting from the contractual obligations and related expenses of such subsidiary. The adequacy of the statutory reserves is considered in light of the assets held by such US insurance subsidiary with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets and the consideration anticipated to be received and retained under the related policies and contracts. At a minimum, such testing is done over a number of economic scenarios prescribed by the states, with the scenarios designed to stress anticipated cash flows for higher and/or lower future levels of interest rates. Our US insurance subsidiaries may find it necessary to increase reserves, which may decrease their statutory surplus, in order to pass additional cash flow testing requirements.

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

As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of insurers that are domiciled in their states. Examinations are generally carried out in cooperation with the insurance departments of other, states under guidelines promulgated by the NAIC. We are currently under examination by the IID and NYDFS for the period January 1, 2018 through December 31, 2021. We have been notified that commencing 2023 Vermont and Delaware will conduct similar examinations.

Bermuda Class C insurers, Class E insurers and SPIs must file annual statutory financial statements and annual audited financial statements generally prepared in accordance with US GAAP, International Financial Reporting Standards, accounting principles generally accepted in the UK or accounting principles generally accepted in Canada within four months of the end of each fiscal year, unless such deadline is specifically extended. Where an SPI writes restricted special purpose business, the US GAAP financial statements shall be unaudited. The Bermuda Insurance Act also prescribes rules for the preparation and substance of statutory financial statements, which include, in statutory form, an insurer information sheet, an auditor’s report, (if applicable), a balance sheet, income statement, a statement of capital and surplus and notes thereto. The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer.

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

SPIs are also required to file with the BMA a statutory financial return which includes, among other matters, the US GAAP financial statements, a cover sheet, a statement of control and changes of control, a solvency certificate, an annual statutory declaration, an own-risk assessment, alternative capital arrangements report, cyber risk management report and compliance with sanctions report.

The Bermuda Insurance Act provides the BMA with powers to set standards on public disclosure. Using this power, the BMA requires all commercial insurers and insurance groups, subject to certain exceptions, to prepare and publish a Financial Condition Report on their website.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing claims settlement practices, the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, our US insurance subsidiaries must file, and in many jurisdictions and for some lines of business, obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. Our US insurance subsidiaries are currently undergoing the following market conduct exams: the Pennsylvania Insurance Department is conducting a market conduct examination of AAIA and AADE. In 2022, the following exams were concluded: (1) the Washington Office of the Insurance Commissioner concluded a market continuum action of AAIA; (2) the Connecticut Department of Insurance concluded a market conduct examination of AAIA; (3) The California Department of Insurance concluded a claims examination of AAIA; and (4) the Massachusetts Division of Insurance completed a limited scope market analysis of AAIA and AADE. The exams resulted in no significant findings.

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

In order to enhance the regulation of insurers’ solvency, all states have adopted the NAIC’s RBC requirements for life, health and property and casualty insurers and reinsurers or a substantively similar law. The NAIC Risk-Based Capital for Insurers Model Act requires life insurers to submit an annual report (the Risk-Based Capital Report), which compares an insurer’s total adjusted capital (TAC) to its authorized control level RBC (ACL), each such term as defined pursuant to applicable state law. A company’s RBC is calculated by using a specified formula that applies factors to various risks inherent in the insurer’s operations, including risks attributable to its assets, underwriting experience, interest rates and other business expenses. The factors are higher for those items deemed to have greater underlying risk and lower for items deemed to have less underlying risk. Statutory RBC is measured on two bases, ACL and company action level RBC (CAL), with ACL calculated as one-half of CAL.

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

TAC and RBC are calculated annually by insurers, as of December 31 of each year. As of December 31, 2022, each of our US insurance subsidiaries’ TAC was significantly in excess of the levels that would prompt regulatory action under the laws of the Athene Domiciliary States. As of December 31, 2022, the CAL RBC ratio of AADE (US RBC ratio) was 387%. The calculation of RBC requires certain judgments to be made, and, accordingly, our US insurance subsidiaries’ current RBC may be greater or less than the RBC calculated as of any date of determination.

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

Item 1.    Business
The Insurance (Prudential Standards) (Class C, Class D, and Class E Solvency Requirement) Amendment Rules 2018 provide updates to certain aspects of the EBS framework and increase the ECR over a 10-year grade-in period commencing January 1, 2019. We do not expect this change to have a material impact on our business.

As of December 31, 2022 and 2021, ALRe’s EBS capital and surplus resulted in BSCR ratios, computed as available statutory economic capital and surplus divided by ECR, of 256% and 209%, respectively. While not specifically referred to in the Bermuda Insurance Act, target capital level (TCL) is also an important threshold for statutory capital and surplus. TCL is equal to 120% of ECR as calculated pursuant to the BSCR formula. TCL serves as an early warning tool for the BMA. If an insurer fails to maintain statutory capital at least equal to its TCL, such failure will likely result in increased regulatory oversight by the BMA. A Class C or Class E insurer which at any time fails to meet its applicable ECR shall, upon becoming aware of such failure or upon having reason to believe that such a failure has occurred, immediately notify the BMA in writing. Within 14 days of such notification, such insurer shall file with the BMA a written report containing details of the circumstances leading to the failure and a plan detailing the specific actions to be taken to rectify the failure, and the time within which the insurer intends to rectify the failure. Within 45 days of becoming aware of such failure, or of having reason to believe that such a failure has occurred, such insurer shall furnish the BMA with (1) unaudited statutory economic balance sheets and unaudited interim financial statements prepared in accordance with US GAAP covering such period as the BMA may require; (2) an opinion of the approved actuary in relation to total long-term business insurance technical provisions as set out in the statutory economic balance sheet, where applicable; (3) a long-term business solvency certificate in respect of the financial statements; and (4) a capital and solvency return reflecting an ECR prepared using post-failure data where applicable.

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

Where the BMA has previously approved the use of certain instruments for capital purposes, the BMA’s consent will need to be obtained if such instruments are to remain eligible for use in satisfying the MMS and the ECR. The BMA has approved the following capital instruments that impact the tiering and calculation of ECR and MMS: (1) the use of surplus notes for ACRA 1B to be treated as Tier 1 Capital; (2) the use of a subordinated loan for ACRA 1B to be treated as Tier 2 Capital; and (3) the use of surplus notes for ACRA 2B to be treated as Tier 1 Capital.

On December 8, 2022, the BMA issued a notice that it intends to make enhancements to Bermuda’s regulatory regime for insurers, and on February 24, 2023, the BMA issued a consultation paper on the enhancements it is considering. The consultation period is expected to continue for several months and possibly through the end of 2023. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. In addition to potential enhancements to technical provisions and computation of BSCR, the BMA is seeking to strengthen supervisory cooperation and exchange of information and increased publication of regulatory information to further develop good governance and risk management practices, transparency, and market discipline.

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

Regulation of Investments

Each of our US insurance subsidiaries is subject to laws and regulations in each Athene Domiciliary State that require diversification of its investment portfolio and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, real estate-related equity, partnerships, other equity investments, derivatives and alternative investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments. Additionally, the NAIC has expressed concern that private credit rating provider (CRP) ratings do not adequately represent the risks of an insurer’s investment in privately-issued securities. Based on this concern, insurers are now required to submit private rating letter rationale reports with certain private rating letters filed with the NAIC Securities Valuation Office (SVO) in order to provide additional details regarding the private letter ratings obtained with respect to their ownership of privately-issued securities. The report must provide an analytical review of the privately-issued security that mirrors the work product that a CRP would produce for a similar publicly-rated security, including an explanation of the transaction structure, methodology relied on and, as appropriate, analysis of the credit, legal and operational risks and mitigants supporting the assigned CRP rating. The NAIC is also considering further actions that may be required to actively manage and oversee the use of CRP ratings in light of the extensive reliance on CRP ratings to assess investment risk for regulatory purposes, including possible changes to the SVO’s “filing exempt” process, which grants an exemption from filing with the SVO for bonds and preferred stock that have been assigned a current, monitored rating by a nationally recognized statistical rating organization. The NAIC also has expressed possible RBC arbitrage concerns regarding certain structured securities including collateralized loan obligations (CLOs), and is considering revised CLO modeling and new RBC factors to address such concerns. Accordingly, the investment laws in the Athene Domiciliary States and the NAIC’s investment-related activities could prevent our US insurance subsidiaries from pursuing investment opportunities that they believe are beneficial to their policyholders and shareholders, which could in turn preclude us from realizing our investment objectives.

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

For purposes of guaranty association assessments, long-term care insurance is typically classified as a health insurance product. However, in 2017 the NAIC adopted amendments to the Life and Health Insurance Guaranty Association Model Act to provide a fifty-fifty split between life insurers and health insurers (including health maintenance organizations) for future long-term care insolvencies. Most states have adopted legislation to codify the NAIC changes into law, including Iowa and Delaware. These changes have not yet been adopted by New York, and we cannot predict whether New York will do so in the future. These changes may result in an increase in future assessments against life insurers such as our US insurance subsidiaries.

Assessments levied against our US insurance subsidiaries by guaranty associations during the year ended December 31, 2022 were not material. While we cannot accurately predict the amount of future assessments or future insolvencies of competitors which would lead to such assessments, we believe that assessments with respect to pending insurers impairments and insolvencies will not have a material effect on our financial condition, results of operations, liquidity or cash flows.

US Federal Oversight

Although the insurance business in the United States is primarily regulated by the states, federal initiatives can affect the businesses of our US insurance subsidiaries in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, money laundering, privacy regulation, taxation and the economic and trade sanctions implemented by the Office of Foreign Assets Control (OFAC). OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits US persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurers and reinsurers, arising from violations of its economic sanctions program. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.

Title I of the Dodd-Frank Act established the Financial Stability Oversight Council (FSOC) and authorized the FSOC to designate non-bank financial companies as systemically important financial institutions (SIFIs), thereby subjecting them to enhanced prudential standards and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve). The prudential standards for non-bank SIFIs include enhanced RBC requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning. There are currently no such non-bank financial companies designated by FSOC as “systemically significant.” The FSOC released final interpretive guidance regarding a revised process for designating non-bank SIFIs that incorporates an activities-based approach to risk assessment. Pursuant to such guidance, the FSOC will pursue entity-specific determinations only if a potential risk or threat cannot be addressed through the activities-based approach. There is considerable uncertainty as to the FSOC’s future determination of non-bank SIFIs and/or systemically important activities.

The Dodd-Frank Act, which effected the most far-reaching overhaul of financial regulation in the US in decades, established the Federal Insurance Office within the Treasury Department. While he or she does not currently have general supervisory or regulatory authority over the business of insurance, the Director of the Federal Insurance Office performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Director of the Federal Insurance Office has also submitted reports to Congress that could ultimately lead to changes in the regulation of insurers and reinsurers in the US.

Item 1.    Business
The Dodd-Frank Act also authorizes the Federal Insurance Office to assist the Secretary of the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. In 2017, the US and the EU signed a covered agreement to address, among other things, reinsurance collateral requirements (EU Covered Agreement), and the US released a “Statement of the United States on the Covered Agreement with the European Union,” (Policy Statement) providing the US’ interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the US expects that the GCC (group capital calculation) developed by the NAIC will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, in 2018, the Bilateral Agreement between the US and the UK on Prudential Measures Regarding Insurance and Reinsurance (UK Covered Agreement) was signed in anticipation of the UK’s exit from the EU. US state regulators had until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and UK reinsurers that meet the prescribed minimum conditions set forth in the applicable EU Covered Agreement or UK Covered Agreement or else face potential federal preemption by the Federal Insurance Office. All states, the District of Columbia and Puerto Rico have adopted the NAIC’s amendments to the Credit for Reinsurance Model Law that are intended to implement the reinsurance collateral provisions of the EU Covered Agreement and UK Covered Agreement. See –Credit for Coinsurance Ceded by a US Cedant. The reinsurance collateral provisions of the EU Covered Agreement and the UK Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of ALRe are able to provide reinsurance to US insurers.

Regulation of FIAs, RILAs, and other Annuity Products

In the past, the SEC and state securities regulators have questioned whether FIAs, such as those sold by our US insurance subsidiaries, should be treated as securities under the federal and state securities laws rather than as insurance products exempted from such laws. Under the Dodd-Frank Act, annuities that meet specific requirements are specifically exempted from being treated as securities by the SEC. Our RILA product is not exempted from being treated as a security by the SEC and state securities regulators, but we expect that the types of FIAs that our US insurance subsidiaries currently sell will meet applicable requirements for exemption from treatment as securities and therefore will remain exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. Treatment of these products as securities would require additional registration and licensing of these products and the agents selling them, as well as cause our US insurance subsidiaries to seek new or additional marketing relationships for these products, any of which may impose significant restrictions on their ability to conduct business as currently operated.

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

Unclaimed Property Laws

Each of our US insurance subsidiaries is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of abandoned or unclaimed money or property. State treasurers, controllers and revenue departments have been scrutinizing escheatment practices of life insurers with regard to unclaimed life insurance and annuity death benefits. As with state insurance regulators, state revenue authorities have been looking at how life insurers handle unreported deaths, maturity of life insurance and annuity contracts, and contracts that have exceeded limiting age to determine if the companies are appropriately determining when death benefits or other payments under the contracts should be treated as unclaimed property. State treasurers, controllers and revenue departments have audited life insurers, required escheatments and imposed interest penalties on amounts escheated for failure to escheat death benefits or other contract benefits when beneficiaries could not be found at the expiration of statutory dormancy periods.

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

Item 1.    Business
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

Title VII of the Dodd-Frank Act divides regulatory responsibility for swaps in the United States between the SEC and the Commodity Futures Trading Commission (CFTC) with the CFTC regulating swaps and the SEC regulating security-based swaps. Rules adopted by the CFTC and SEC under Title VII of the Dodd-Frank Act impose a number of requirements related to the trading swaps and security-based swamps, including mandatory clearing on-facility trade execution requirements, mandatory minimum margin requirements for uncleared swaps and security-based swaps as well as reporting and recordkeeping requirements. Derivative clearing requirements and mandatory margin requirements have increased the cost of our risk mitigation and have had other implications as well. For example, increased margin requirements, combined with netting restrictions and limitations on eligible collateral have reduced our liquidity and required increased holdings of cash and highly liquid securities with lower yields, which could have an adverse impact on income. In addition, the clearing requirements subjects us to documentation that is significantly more counterparty-favorable and entitles counterparties to unilaterally change terms such as trading limits and the amount of margin required. The ability of such counterparties to take such actions could create trading disruptions and liquidity concerns. Additionally, the clearing requirements concentrate counterparty risk in both clearinghouses and clearing members. The failure of a clearinghouse could have a significant impact on the financial system. Even if a clearinghouse does not fail, large losses could force significant capital calls on clearinghouse members during a financial crisis, which could lead clearinghouse members to default. Because the role of clearinghouses are still developing, the related regulations are evolving and the related bankruptcy process is untested, it is difficult to anticipate or identify all risks related to the concentration of counterparty risk in clearinghouses and clearing members and the risk of a clearinghouse default.

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

Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of nonpublic personal information. Furthermore, the issues surrounding data security and the safeguarding of consumers’ protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent US companies’ data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYSDFS and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Additionally some, states have enacted new insurance laws, often based on a new NAIC model law, that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees.

Item 1.    Business
In October 2017, the NAIC adopted a new Insurance Data Security Model Law, which is intended to establish the standards for data security and standards for the investigation and notification of data breaches applicable to insurance licensees in states adopting such law, with provisions that are generally consistent with the NYSDFS cybersecurity regulation discussed below. Under the model law, it is intended that companies that are compliant with the NYSDFS cybersecurity regulation are, in general, in compliance with the model law. As with all NAIC model laws, this model law must be adopted by a state before becoming law in such state, and several states, although it is not yet an accreditation standard. To date, a version of the model law has been adopted in a number of states, including Delaware and Iowa. We anticipate that more states will begin adopting the model law in the near term. The NAIC has also adopted a guidance document that sets forth twelve principles for effective insurance regulation of cybersecurity risks based on similar regulatory guidance adopted by the Securities Industry and Financial Markets Association and the “Roadmap for Cybersecurity Consumer Protections,” which describes the protections to which the NAIC believes consumers should be entitled from their insurers, agents and other businesses concerning the collection and maintenance of consumers’ personal information, as well as what consumers should expect when such information has been involved in a data breach. We expect cybersecurity risk management, prioritization and reporting to continue to be an area of significant regulatory focus by such regulatory bodies and self-regulatory organizations.

For example, on March 1, 2017, the NYSDFS enacted 23 NYCRR 500, a cybersecurity regulation governing financial companies. This rule requires banks, insurers, and other financial services institutions regulated by the NYSDFS, including us, to establish and maintain a cybersecurity program “designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.” Since the rule’s effective date, we have committed significant time and resources to comply with the rule’s requirements. The NYSDFS has increased scrutiny and enforcement of the cybersecurity regulations and issues additional guidance and interpretation of the requirements from time to time. The NYSDFS has also recently proposed to amend its cybersecurity regulation in such a way that would increase technical and administrative requirements and may require significant investment to ensure compliance. We anticipate that the NYSDFS will continue to examine the cybersecurity programs of financial institutions in the future and such examinations may result in additional regulatory scrutiny, expenditure of resources and possible regulatory actions and reputational harm.

In addition to insurance and other financial institution-specific privacy laws and regulations, an increasing number of states are considering and passing comprehensive privacy legislation. For example, the California Consumer Privacy Act of 2018 (CCPA) was signed in June 2018 and became effective on January 1, 2020 and was amended by the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023. The CCPA, along with the Attorney General Regulations implementing the CCPA, imposes stringent data privacy and data protection requirements for the data of California residents, including providing the right to request that a business provide access to or delete any personal information about the consumer under certain circumstances, and the right to opt out of the sale of personal information. We have committed significant time and resources to comply with the CCPA’s requirements. The amendments to the CCPA under the CPRA also expanded consumer rights and disclosure obligations. For example, the CPRA gives California residents the ability to opt out of sharing any personal information and limits the use of their sensitive information. The CPRA also established California Privacy Protection Agency to implement and enforce the law, which may result in additional regulatory scrutiny and risk. Virginia also passed the Virginia Consumer Data Privacy Act which went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights such as the right to opt-out of processing for profiling and targeted advertising purposes. Additional states, such as Colorado, Connecticut and Utah, have passed similar comprehensive privacy legislation that will go into effect, later this year and impose obligations similar to, but not exactly the same as California and Virginia laws. Although most of these state laws have certain exemptions for entities subject to certain other federal laws, including the Gramm-Leach Bliley Act, these state laws are changing the legal regime and industry standards for privacy, and more states are considering similar comprehensive privacy legislation that may add additional regulatory complexity and other legal risks. We anticipate that additional expenditure of resources will be necessary to respond to the evolving regulatory regimes, and possibly respond to regulatory actions and mitigate reputational harm. We expect that data privacy and cybersecurity will continue to be an area of significant regulatory focus, and it is possible that other jurisdictions consider or enact data privacy regulations.

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

The EU General Data Protection Regulation (EU GDPR) went into effect on May 25, 2018, which introduced strict requirements for the processing of personal data of individuals (or data subjects). The EU GDPR governs the collection, use, disclosure, transfer, and other processing of personal data and has direct effect is all EU Member States, and has extraterritorial effect where organizations outside of the European Economic Area (EEA) process personal data of individuals in the EEA in relation to the offering of goods or services to those individuals (the targeting test) or the monitoring of their behavior (the monitoring test). As such, the EU GDPR applies to us to the extent we are established in an EU Member State, we are processing personal data in the context of an establishment in an EU Member State or we meet the requirements of either the targeting test or the monitoring test.

Item 1.    Business
The EU GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations onto controllers and processors, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal data processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of personal data); (iii) limitations on retention and the amount of personal data processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to supervisory authorities without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; (vi) enhanced requirements for obtaining valid consent from data subjects; (vii) obligations to consider data protection as any new products or services are developed; and (viii) the provisions of more detailed privacy notices for clinical trial subjects and investigators. The EU GDPR also provides that EU Member States may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share EU personal data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

The EU GDPR also restricts the transfer of personal data from the EEA to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Data protection laws in the UK (as discussed below) and Switzerland impose similar restrictions. One of the primary safeguards allowing US companies to import personal data from the EU and Switzerland has historically been certification to the EU-US Privacy Shield framework, which is administered by the US Department of Commerce, and Swiss-US Privacy Shield framework respectively. However, the EU-US Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in the “Schrems II” decision handed down by the Court of Justice of the EU (CJEU). Similarly, the Swiss-US Privacy Shield framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the Schrems II decision. Moreover, new versions of the European Commission’s Standard Contractual Clauses (new EU SCCs), now the primary safeguard available for the lawful transfer of personal data from the EU to the US, were adopted in June 2021, which impose onerous obligations on the contracting parties. These new EU SCCs must be used in all new contracts going forward (where there are restricted transfers of personal data), with existing contracts entered into before September 27, 2021 required to be updated by December 27, 2022. As such, any transfers by us or our vendors of personal data from the EU may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.

On October 7, 2022, the US President introduced an executive order to facilitate a new Trans-Atlantic Data Privacy Framework, which is the new EU-US adequacy mechanism following Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision which stated that the new executive order and Trans-Atlantic Data Privacy Framework is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, before parties rely on the new Trans-Atlantic Data Privacy Framework there are still legislative and regulatory steps that must be undertaken in both the EU and the US. The Schrems II decision also led to a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. Therefore, at present the new EU SCCs are still the primary safeguard available for personal data transfers from the EU to the US. As such, the current legal position may have implications for our cross-border data flows and may result in compliance costs.

Complying with the EU GDPR involves rigorous and time-intensive processes that may cause us to incur certain operational costs and/or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, potential significant fines for non-compliance of up to the greater of €20 million or 4% of annual worldwide turnover, and restrictions or prohibitions on data processing. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Following the UK’s withdrawal from the EU (i.e., Brexit), the EU GDPR has been implemented in the UK as the “UK GDPR.” The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into English law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR. Under the UK GDPR, companies established in the UK and companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions (please see below). It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and information guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and the US, it is understood that the UK and the US are negotiating an adequacy agreement.

Item 1.    Business
Similar to the EU GDPR, administrative fines for non-compliance with the UK GDPR can be significant and can amount to up to the greater of £17.5 million or 4% of annual worldwide turnover. The UK GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with the UK’s Information Commissioner’s Office, seek judicial remedies and obtain compensation for damages resulting from violations of the UK GDPR. Currently, the volume of personal data processed in connection with each entity’s UK activities is insignificant and limited to management and governance matters. We regularly monitor our business activities to ensure we are prepared for compliance, should the UK GDPR ever apply to our business more broadly.

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

Environmental Regulation

Our investment in a limited partnership which is in the business of originating RMLs, as well as our direct investment in any residential or other mortgage loans, may expose us to various environmental and other regulation. For example, to the extent that we hold whole mortgage loans as part of our investment portfolio, we may be responsible for certain tax payments or subject to liabilities under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980. Additionally, we may be subject to regulation by the CFPB as a mortgage holder or property owner. We are currently unable to predict the impact of such regulation on our business.

The NAIC continues to monitor and address how climate-related risks affect the insurance industry and consumers by, among other things, collecting financial data from insurers, including information on insurer investments, which can be used to assess industry investment exposure to various risks, and monitoring and analyzing developments and trends in the financial markets, including with respect to investment exposures. Additionally, the NAIC is considering enhancements to financial solvency regulation manuals to address climate-related risk and resiliency issues.

In 2021, the NYSDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change (Guidance), which sets out the NYSDFS’ expectations that all New York insurers begin integrating the consideration of the financial risks from climate change into their governance frameworks, business strategies, risk management processes and scenario analysis, and developing their approach to climate-related financial disclosure. The NYSDFS expects insurers to implement its expectations relating to board governance and to have specific plans in place to implement its expectations relating to organizational structure by August 15, 2022, which our company has implemented, and plans to issue further guidance for implementation of other expectations.

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

Item 1.    Business
As a registered broker-dealer and member of various self-regulatory organizations, Athene Securities, LLC is subject to the SEC’s net capital rule, which specifies the minimum level of net capital a broker-dealer is required to maintain and requires a minimum part of its assets to be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. The net capital rule imposes certain requirements that may have the effect of preventing a broker-dealer from distributing or withdrawing capital and may require that prior notice to the regulators be provided prior to making capital withdrawals. Compliance with net capital requirements may limit the ability of our broker-dealer subsidiary to pay dividends to us.

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

In April 2016, the DOL issued regulations expanding the definition of “investment advice” and broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered “fiduciaries” and subject to certain standards in providing advice. These regulations were vacated effective June 2018. Thereafter, the DOL issued proposed regulatory action to address the vacated definition and issued final regulatory action on December 15, 2020. The DOL’s final guidance confirms the reinstatement of the definition of “investment advice” that applied prior to 2016 but broadens the circumstances under which financial institutions, including insurers, could be considered fiduciaries under ERISA in connection with recommendations to “rollover” assets from a qualified retirement plan to an IRA. This guidance reverses an earlier DOL interpretation suggesting that rollover advice did not constitute investment advice giving rise to a fiduciary relationship. In connection with the final regulatory action, the DOL issued a prohibited transaction class exemption that would allow fiduciaries to receive compensation in connection with providing investment advice, including advice about rollovers, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan. In order to be eligible for the exemption, the investment advice fiduciary would be required, among other conditions, to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.

SEC and State Fiduciary Standards

The SEC adopted a rule under the Exchange Act that establishes a standard of conduct for broker-dealers and associated persons of a broker-dealer when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities. This rule, called “Regulation Best Interest,” requires broker-dealers, among other things, to: act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer; and address conflicts of interest by establishing, maintaining, and enforcing policies and procedures reasonably designed to identify and fully and fairly disclose material facts about conflicts of interest, and in certain identified areas where the SEC has determined that disclosure is insufficient to reasonably address the conflict, to mitigate or, in certain instances, eliminate the conflict. The standard of conduct established by Regulation Best Interest cannot always be satisfied through disclosure alone. Regulation Best Interest became effective on June 30, 2020. Though Regulation Best Interest does not directly impact the sale of our annuity products, with the exception of our RILA product, it will impact how some of our retail distribution partners monitor insurance sales.

In addition, certain states, for example Massachusetts, Nevada, and New Jersey, have proposed measures that would make broker-dealers and sales agents subject to a fiduciary duty when providing products and services to customers. The Massachusetts Securities Division adopted a fiduciary duty rule applicable to broker-dealers when making recommendations concerning securities or investment strategies, effective September 1, 2020; however, consistent with the Massachusetts Uniform Securities Act, this rule does not apply to advice concerning commodities or insurance products, including life insurance and annuities. The SEC did not indicate an intent to preempt state regulation in this area, and some of the state proposals would allow for a private right of action. As a result of these changes, it may become more costly to provide our products and services in the states subject to these rules.

Item 1.    Business
The NAIC has adopted the Suitability in Annuity Transactions Model Regulation (SAT), which places responsibilities upon insurers with respect to the suitability of annuity sales, including responsibilities for training agents. Many states, including Athene Domiciliary States, have already enacted laws and/or regulations based on SAT, thus imposing suitability standards with respect to sales of FIAs. The NYSDFS issued (1) a circular letter emphasizing insurers’ obligations under laws and regulations based on SAT when replacing a deferred annuity contract with an immediate annuity contract. and (2) amendments to its regulation based on SAT to incorporate a “best interest” standard with respect to the suitability of life insurance and annuity sales, which amendments took effect on August 1, 2019 with respect to annuity contracts and February 1, 2020 with respect to life insurance policies. Future changes in such laws and regulations, including those that impose a “best interest” standard could adversely impact the way we market and sell our annuity products. The NAIC adopted amendments to the SAT to incorporate a “best interest” or similar standard with respect to the suitability of annuity sales. The amendments include a requirement for producers to act in the “best interest” of a retail customer when making a recommendation of an annuity. A producer is considered to have acted in the best interest of the customer if they have satisfied certain prescribed obligations regarding care, disclosure, conflict of interest and documentation. State adoption of these amendments, and any future changes in such laws and regulations, could adversely affect the way our US insurance subsidiaries market and sell their annuity products. As of November 27, 2022, 29 states, including Iowa and Delaware, have adopted a version of the revised SAT that includes a best interest concept, and six states have pending legislation to adopt a version of the revised SAT that includes a best interest concept.

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

Similarly, in the event of the impairment or insolvency of one of our US insurance subsidiaries, the applicable Commissioner will be authorized and directed to commence delinquency proceedings for the purpose of liquidating, rehabilitating, reorganizing or conserving the applicable US insurance subsidiary pursuant to applicable state insurance laws and regulations. In conducting delinquency proceedings, claims are prioritized and an order of distribution is specified pursuant to applicable state insurance laws and regulations. In each of the Athene Domiciliary States, claims of general unsecured creditors would be subordinated to claims of the insurer’s policyholders and other claimants with priority in accordance with the priority-of-distribution scheme prescribed by applicable state insurance law.

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

Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the US and E.U. of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or removal from the list of registered entities in Bermuda.

Item 1.    Business

UK Corporation Tax

AHL and certain of its subsidiaries (collectively, UK Resident Companies) are treated as resident in the United Kingdom for UK tax purposes due to being centrally managed and controlled in the UK, and will each be treated as a fiscally opaque company from a UK tax perspective. Our UK Resident Companies are generally subject to UK corporation tax on their respective worldwide profits. In practice, however, it is not expected that our UK Resident Companies will be liable to account for any material UK corporation tax on the basis that: (1) in the case of the UK Resident Companies that are holding companies, their income and gains should be primarily derived from their holding of shares in direct subsidiaries; and (2) in the case of the UK Resident Companies that are operating companies, the majority of profits will be attributable to their permanent establishments in Bermuda in respect of which “foreign branch exemption elections” (set out in s.18A Corporation Tax Act 2009) have been made. Any dividends received by our UK Resident Companies should be exempt from UK corporation tax and any gains arising to our UK Resident Companies on a disposal of a subsidiary should be exempt from UK corporation tax on chargeable gains as a result of the application of the UK substantial shareholding exemption set out in Schedule 7AC of the Taxation of Chargeable Gains Act 1992. The UK Resident Companies are not required to withhold tax when paying a dividend.

The UK Resident Companies, as UK tax residents, will remain subject to a number of specific UK tax regimes, including the controlled foreign company regime, the anti-hybrids and other mismatches regime and the diverted profits tax. In practice, however (subject to a change in law, including as a result of implementing recommendations from the BEPS project) none of these specific regimes are expected to materially impact the UK tax position of the UK Resident Companies. See Item 1A. Risk Factors–Risks Relating to Taxation–Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis and Changes in non-US tax law could adversely affect our ability to raise funds from certain investors.

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

We make and rely on certain assumptions and estimates regarding many matters related to our business, including valuations, interest rates, investment returns, expenses and operating costs, tax assets and liabilities, tax rates, business mix, surrender activity, mortality and contingent liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations, including establishing pricing, target returns and expense structures for our insurance subsidiaries’ products and pension group annuity transactions; determining the amount of reserves we are required to hold for our policy liabilities; determining the price we will pay to acquire or reinsure business; determining the hedging strategies we employ to manage risks to our business and operations; and determining the amount of regulatory and rating agency capital that our insurance subsidiaries must hold to support their businesses. The factors influencing these assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected. Certain of the assumptions relevant to our business are discussed in greater detail below.

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

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic which has caused severe disruptions in the US and global economy and could continue to impact our business, financial condition and results of operations.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. The COVID-19 pandemic and the responses to the pandemic have adversely impacted global commercial activity and contributed to significant volatility in financial markets. It is uncertain how long this volatility in the financial markets created by the COVID-19 pandemic will continue. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the SARS-CoV-2 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. The effects of the COVID-19 outbreak on the economy and the public have been severe and have exacerbated, and may continue to exacerbate, other pre-existing political, social, economic, market and financial risks.

The COVID-19 pandemic and the responses to the pandemic could adversely affect our business in a number of ways, including by adversely impacting the valuations of our investments, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; causing prolonged asset price inflation and hampering our ability to deploy capital or to deploy capital as profitably; interrupting global or regional supply chains; straining our liquidity; increasing the rate at which policyholders of our insurance products withdraw their policies; and reducing our ability to understand and foresee trends and changes in the markets in which we operate.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the SARS-CoV-2 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

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

We retain personally identifiable information and other confidential information in our information technology systems and those of our business partners. Despite our security and back-up measures, including periodic testing and our business continuity plan, our information technology systems and those of our business partners may be vulnerable to physical or electronic intrusions, viruses or other attacks, programming errors and similar disruptions. We may also be subject to disruptions of any of these systems arising from events that are wholly or partially beyond our control (for example, natural disasters, acts of terrorism, epidemics, computer viruses and electrical or telecommunications outages). All of these risks are also applicable where we rely on outside vendors to provide services to us and/or our customers. The failure of any one of these systems for any reason, or errors made by our employees or agents, could in each case cause significant interruptions to our operations, which could harm our reputation, adversely affect our internal control over financial reporting or have a material adverse effect on our business, financial condition and results of operations. We are also subject to data privacy and security laws applicable to our business in relevant jurisdictions. See Item 1. Business–Regulation–Consumer Protection Laws and Privacy and Data Security Regulation for more information.

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
•changes in NRSROs’ capital adequacy assessment methodologies, such as the S&P Global Ratings’ published Request for Comment on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers, in a manner that would adversely affect the financial strength ratings of our insurance subsidiaries;
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

We rely significantly on third parties for various services, and we may be held responsible for obligations that arise from the acts or omissions of third parties under their respective agreements with us.

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

Item 1A.    Risk Factors

Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us and could affect our results of operations and financial results.
As a result of the expected discontinuation of certain unsecured benchmark interest rates, including LIBOR and other Interbank Offered Rates (IBORs), regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the US, the Alternative Reference Rates Committee (ARRC), a group of market and official sector participants, identified SOFR as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions.

The transition from LIBOR to another reference rate could result in financial market disruption and significant increases or volatility in risk-free benchmark rates. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in our investment portfolio and (2) the market for derivative instruments, including those that we use to achieve our hedging objectives.

Our most significant LIBOR exposure area as it relates to legacy contracts is our portfolio of floating rate investments tied to LIBOR. As a result, the transition from LIBOR could have a direct or indirect adverse effect on our business, results of operations and financial condition.

In addition, as our asset manager, Apollo manages the relationship with relevant market participants, including investees and trustees; negotiates and maintains the relevant investment documentation; and inputs key information, such as interest rates, into systems integrated with our financial reporting system. We are therefore reliant upon Apollo to complete important functions in the LIBOR transition process as it relates to our investment portfolio, including negotiating for relevant fallbacks, where appropriate, and inputting the appropriate replacement interest rates into the applicable information systems in advance of LIBOR’s transition. Should Apollo fail to timely complete all of its responsibilities prior to the discontinuation of LIBOR, it could have an adverse impact on our results of operations and ability to timely report accurate financial information.

We are subject to significant operating and financial restrictions imposed by our credit agreements, liquidity facility, and certain letters of credit, and we are also subject to certain operating restrictions imposed by the indenture to which we are a party.

On December 3, 2019, AHL, ALRe, Athene USA Corporation (AUSA) and Athene Annuity Re Ltd. (AARe), as borrowers, entered into a credit agreement with a syndicate of banks, including Citibank, N.A., as administrative agent, and the other lenders named therein (Credit Facility). In the third quarter of 2022, we entered into a revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (Liquidity Facility). The Credit Facility, Liquidity Facility, and certain Letters of Credit also entered into contain various restrictive covenants which restrict the operations of our business. As a result of these restrictions, we may be limited in how we conduct our operations and may be unable to raise additional debt financing to compete effectively or to take advantage of new business opportunities.

In addition to the covenants to which we are subject pursuant to our Credit Facility, Liquidity Facility and certain Letters of Credit, AHL is also subject to certain limited covenants pursuant to the Indenture, dated January 12, 2018, by and between us and US Bank National Association, as trustee (Base Indenture), as supplemented by the applicable supplemental indenture, by and among us and US Bank National Association, as trustee (together with the Base Indenture, Indenture). The Indenture contains restrictive covenants which limit, subject to certain exceptions, AHL’s and, in certain instances, some or all of its subsidiaries’ ability to make fundamental changes, create liens on any capital stock of certain of AHL’s subsidiaries, and sell or dispose of the stock of certain of AHL’s subsidiaries.

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

Item 1A.    Risk Factors
Many of our competitors are large and well-established and some have greater breadth of distribution; offer a broader range of products, services or features; assume a greater level of risk; or have higher financial strength, claims-paying or credit ratings than we do. Our competitors may also have lower return on capital requirements than we do which may allow them to price products, reinsurance arrangements or acquisitions more competitively. In addition, our competitors, including new market entrants may engage in aggressive, non-economic pricing in an effort to gain market share. If we experience a decline in our competitive position or if our financial strength and credit ratings remain lower than the ratings of certain of our competitors, we may experience increased surrenders and/or an inability to reach sales targets or consummate block reinsurance transactions, which may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.

If we are unable to attract and retain IMOs, agents, banks and broker-dealers, sales of our products may be adversely affected.

We distribute our annuity products through a variable cost distribution network, which includes 54 IMOs, approximately 78,000 independent agents, 16 banks and 127 regional broker-dealers. We must attract and retain such marketers, agents and financial institutions to sell our products. In particular, insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers, agents and financial institutions primarily on the basis of our financial position, support services, compensation, credit ratings and product features. Such marketers, agents and financial institutions may promote products offered by other life insurance companies that may offer a larger variety of products than we do. Our competitiveness for such marketers, agents and financial institutions also depends upon the long-term relationships we develop with them. There can be no assurance that such relationships will continue in the future. In addition, our growth plans include increasing the distribution of annuity products through banks and broker-dealers. If we are unable to attract and retain sufficient marketers and agents to sell our products or if we are not successful in expanding our distribution channels within the bank and broker-dealer markets, our ability to compete and our sales volumes and results of operations could be adversely affected.

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
Liquidity risk is a manifestation of events that are driven by other risk types (e.g. market, policyholder behavior, operational). A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our credit agreements, may be unavailable or inadequate to satisfy the liquidity demands described below. In particular, the spread of COVID-19, the war between Russia and Ukraine and inflation and the responses by the US Federal Reserve continue to contribute to volatility in the financial markets and may restrict the liquidity sources available to us and further may result in an increase of our liquidity demands. We primarily have liquidity exposure through our collateral market exposure, asset liability mismatch, dependence on the financial markets for funding and funding commitments. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity readily available to us, it may have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources for a discussion of our liquidity and sources and uses of liquidity, including information about legal and regulatory limits on the ability of our subsidiaries to pay dividends.
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

Item 1A.    Risk Factors

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

Further to NAIC activities with respect to RBC calculation methodologies, the NAIC is pursuing a variety of reforms to its RBC framework, which could increase the capital requirements for our US insurance subsidiaries. Two examples include the following: (1) a principles-based bond project is underway, which includes consideration of factors to determine whether an investment in asset-backed securities qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term invested assets), the latter of which could result, among other things, in the capital charge treatment of the investment being less favorable; and (2) a process to review capital charges on structured securities has commenced, which could increase the level of capital required to be held against these assets.

Further to BMA activities with respect to ECR, BSCR or TCL calculation methodologies, on December 8, 2022, the BMA issued a notice that it intends to make enhancements to Bermuda’s regulatory regime for insurers, and on February 24, 2023, the BMA issued a consultation paper on the enhancements it is considering. The consultation period is expected to continue for several months and possibly through the end of 2023. The enhancements are aimed at ensuring that the regime continues to remain fit for purpose, in line with international standards and keeps pace with market developments. While it is too early to predict the ultimate magnitude of the financial impact for our Bermuda insurance subsidiaries, the enhancements (if enacted as currently proposed) would increase the capital requirements for our Bermuda insurance subsidiaries; however, we would expect the impact to be moderated for several reasons, including the fact that we manage capital sufficiency based upon a number of factors, including our internal modeling and analysis of economic risk, inputs from rating agency capital models and consideration of NAIC RBC capital requirements, in addition to Bermuda capital requirements.

NRSROs may also implement changes to their internal models, which differ from the RBC and BSCR capital models, that have the effect of increasing or decreasing the amount of statutory capital our subsidiaries must hold in order to maintain their current ratings. For example, on December 6, 2021, S&P published a Request for Comment (RFC) on its methodology and assumptions for analyzing the risk-based capital adequacy of insurers and reinsurers. On May 9, 2022, S&P withdrew its proposed approach due to some of the comments and concerns received. S&P has stated they plan to issue a new RFC once they have finished reviewing the feedback from the initial RFC, likely in the first quarter of 2023. To the extent that one of our insurance subsidiary’s solvency or capital ratios is deemed to be insufficient by one or more NRSROs to maintain their current ratings, we may take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. If we are unable to accomplish such actions, NRSROs may view this as a reason for a ratings downgrade. Regulatory developments, including the NAIC’s adoption of amendments to its Insurance Holding Company System Regulatory Act and Model Regulation requiring, subject to certain exceptions, the filing of a confidential annual group capital calculation (and likely the results of an annual liquidity stress test) with the Iowa Insurance Division, the lead state insurance regulator of our US insurance subsidiaries, may increase the amount of capital that we are required to hold and could result in us being subject to increased regulatory requirements.

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

Our investments and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets could increase these risks, potentially resulting in other-than-temporary impairment of assets in our investment portfolio.The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or the war between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an impact on our investments across negatively impacted sectors or geographies.

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

•Fixed maturity and equity securities – We have significant investments in fixed maturity securities, equity securities, and short-term investments, including our investments in investment grade and high-yield corporate bonds and structured products, which include RMBS and CLOs. An economic downturn affecting the issuers or underlying collateral of these securities, ratings downgrades affecting the issuers or guarantors of such securities, or similar trends and issues could cause the estimated fair value of our fixed income securities portfolio and our earnings to decline and the default rates of the fixed income securities in our portfolio to increase.

•Collateralized loan obligations – We also have significant investments in CLOs. Control over the CLOs in which we invest is exercised through collateral managers, who may take actions that could adversely affect our interests, and we may not have the right to direct collateral management. There may also be less information available to us regarding the underlying debt instruments held by CLOs than if we had invested directly in the debt of the underlying companies. Additionally, the estimated fair values of subordinated tranches of CLOs tend to be much more sensitive to adverse economic downturns and underlying borrower defaults than those of more senior securities. Furthermore, our investments in CLOs are also subject to liquidity risk as there is a limited market for CLOs. Accordingly, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our CLO interests.

We have a risk management framework in place to identify, assess and prioritize risks, including the market and credit risks to which our investments are subject. As part of that framework, we test our investment portfolio based on various market scenarios. Under certain stressed market scenarios, unrealized losses on our investment portfolio could lead to material reductions in its carrying value. Under some extreme scenarios, total shareholders’ equity could be severely impacted prior to any potential market recovery. See Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

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

We are subject to the credit risk of our counterparties, including ceding companies, reinsurers, plan sponsors and derivative counterparties.

We encounter various types of counterparty credit risk. Our insurance subsidiaries cede certain risk to third-party insurance companies that may cover large volumes of business and expose us to a concentration of credit risk with respect to such counterparties. Such subsidiaries may not have a security interest in the underlying assets and despite certain indemnification rights, we retain liability to our policyholders if a counterparty fails to perform. Certain of our insurance subsidiaries also reinsure liabilities from other insurance companies and these subsidiaries may be negatively impacted by changes in the ceding companies’ ratings, creditworthiness, and market perception, or any policy administration issues. We also assume pension obligations from plan sponsors that expose us to the credit risk of the plan sponsor. In addition, we are exposed to credit loss in the event of nonperformance by our derivative agreement counterparties. If any of these counterparties is not able to satisfy its obligations to us or third parties, including policyholders, we may not achieve our targeted returns and our financial position, results of operations, liquidity and cash flow may be materially adversely affected.

Our investment portfolio may be subject to concentration risk, particularly with respect to single issuers, including Athora, among others; industries, including financial services; and asset classes, including real estate.

We face single issuer concentration risk both in the context of strategic alternative investments, in which we occasionally hold significant equity positions, and large asset trades, in which we generally hold significant debt positions. Our most significant concentration risk exposure arising in the context of strategic alternative investments, on a risk-adjusted basis, is our investment in Athora, an insurance holding company focused on the European life insurance market. Given our significant exposure to these issuers, we are subject to the risks inherent in their business. For example, as a a life insurer, Athora is subject to credit risk with respect to its investment portfolio and mortality risk with respect to its product liabilities, each of which may be exacerbated by unforeseen events. Further, Athora has significant European operations, which expose it to volatile economic conditions and risks relating to European member countries and withdrawals thereof, such as the UK. In addition, Athora is subject to multiple legal and regulatory regimes that may hinder or prevent it from achieving its business objectives. To the extent that we suffer a significant loss on our investment in these issuers, including Athora, our financial condition, results of operations and cash flows could be adversely affected

In addition, from time to time, in order to facilitate certain large asset trades and in exchange for commitment fees, we may commit to purchasing a larger portion of an investment than we ultimately expect to retain, and in such instances we are reliant upon Apollo’s ability to syndicate the transaction to other investors. If Apollo is unsuccessful in its syndication efforts, we may be exposed to greater concentration risk than what we would deem desirable from a risk appetite perspective and the commitment fee that we receive may not adequately compensate us for this risk.

We also have significant investments in nonbank lenders focused on providing financing to individuals or entities. As a result, through these investments, we have significant exposure to credit risk. In addition to the concentration risk arising from our investments in single issuers within the nonbank lending sector of the financial services industry, we have significant exposure to the financial services industry more broadly as a result of the composition of investments in our investment portfolio. Economic volatility or any further macroeconomic, regulatory or other changes having an adverse impact on the financial services industry more broadly, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A.    Risk Factors
A significant portion of our net invested assets is invested in real estate-related assets. Any significant decline in the value of real estate generally or the occurrence of any of the risks described elsewhere in this report with respect to our real estate-related investments could materially and adversely affect our financial condition and results of operations. Specifically, through our investments in CML and CMBS, we have exposure to certain categories of commercial property, including office buildings, retail, that have been adversely affected by the spread of COVID-19 and the work from home trend. In addition, the CML we hold, and the CML underlying the CMBS that we hold, face both default and delinquency risk.

Many of our invested assets are relatively illiquid and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times.

Many of our investments are in securities that are not publicly traded or that otherwise lack liquidity, such as our privately placed fixed maturity securities, below investment grade securities, investments in mortgage loans and alternative investments. These relatively illiquid types of investments are recorded at fair value. If a material liquidity demand is triggered and we are unable to satisfy the demand with the sources of liquidity available to us, we could be forced to sell certain of our assets and there can be no assurance that we would be able to sell them for the values at which such assets are recorded and we might be forced to sell them at significantly lower prices. In many cases, we may also be prohibited by contract or applicable securities laws from selling such securities for a period of time. Thus, it may be impossible or costly for us to liquidate positions rapidly in order to meet unexpected policyholder withdrawal or recapture obligations. This potential mismatch between the liquidity of our assets and liabilities could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets, potentially restricting the ability of market participants to publish quotations for applicable fixed income securities after January 4, 2025. Such change in regulatory requirements could disrupt market liquidity and cause securities in our investment portfolio that are not publicly traded, such as our privately placed fixed maturity securities and below investment grade securities, to lose value, which could have a material and adverse effect on our business, financial condition or results of operations.

Our investments linked to real estate are subject to credit risk, market risk, servicing risk, loss from catastrophic events and other risks, which could diminish the value that we obtain from such investments.

A substantial amount of our net invested assets is linked to real estate, including fixed maturity and equity securities, such as CMBS and RMBS, and mortgage loans, consisting of both CML and RML. Defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. For example, an unexpectedly high rate of default on mortgages held by a CMBS or RMBS may limit substantially the ability of the issuer of such security to make payments to holders of such securities, reducing the value of those securities or rendering them worthless. The risk of such defaults is generally higher in the case of mortgage securitizations that include “sub-prime” or “alt-A” mortgages. As of December 31, 2022, 7.2% of our holdings in assets linked to real estate were invested in such “sub-prime” mortgages and “alt-A” mortgages. Changes in laws and other regulatory developments relating to mortgage loans may impact the investments of our portfolio linked to real estate in the future. Additionally, cash flow variability arising from an unexpected acceleration in the rate of mortgage prepayments can be significant, and could cause a decline in the estimated fair value of certain “interest only” securities.

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

Item 1A.    Risk Factors
Our investments in assets linked to real estate are also subject to loss in the event of catastrophic events, such as earthquakes, hurricanes, floods, tornadoes and fires.

In addition to the credit and market risk that we face in relation to all of our real estate-related investments, certain of these investments may expose us to various environmental, regulatory and other risks. Any adverse environmental claim or regulatory action against us resulting from our real-estate related investments could adversely impact our reputation, business, financial condition and results of operations.

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

As of December 31, 2022, 36% of the carrying value of our available-for-sale (AFS) securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. Of our total AFS securities, including related parties, as of December 31, 2022, 11% were invested in CLOs of Cayman Islands issuers (for which the underlying assets are largely loans to US issuers) and 25% were invested in other non-US issuers. While we invest in securities of non-US issuers, the currency denominations of such securities usually match the currency denominations of the liabilities that the assets support. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Investment Portfolio for further information on international exposure.

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

Climate change and regulatory and other efforts to reduce climate change, as well as environmental, social and governance requirements could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company and our investment portfolio include those risks related to the impact of US and foreign climate- and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices and the value of our investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to catastrophe, including California, sections of the northeastern US, the South Atlantic states and the Gulf Coast.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect our investments and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in our preferred shares, debt securities and FABN program. Our reputation and investor relationships could be damaged as a result of our involvement in certain industries, investments or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Furthermore, our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like environmental, social and governance (ESG) matters. Changes and uncertainty in US and non-US legislation, policy or regulation regarding ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures, and changes in regulations may impact asset prices, resulting in realized or unrealized losses on our investments. Undertaking initiatives to address ESG practices, including those related to human capital management such as talent attraction and development, DEI and employee health and safety, could increase our cost of doing business and actual or perceived failure to adequately address ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers.

Item 1A.    Risk Factors

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

The Apollo Group is the beneficial owner of 100% of our common shares and controls all of the voting power to elect members to our board of directors. As a result, the Apollo Group could exercise significant influence and control over corporate matters for the foreseeable future, including approval of significant corporate transactions, appointment of members of our management, approval of the termination of our investment management agreements (IMA) and determination of our corporate policies.

The interests of our common shareholders, i.e., members of the Apollo Group, may conflict with the interests of our preferred shareholders. Actions that members of the Apollo Group take as shareholders may not be favorable to our preferred shareholders. For example, the concentration of voting power held by the Apollo Group, the significant representation on our board of directors by individuals who are employees of the Apollo Group, or the limitations on our ability to terminate IMAs with Apollo covering assets backing reserves and surplus in ACRA could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which a preferred shareholder may otherwise view favorably. Members of the Apollo Group may, in their role as shareholders, vote in favor of a merger, takeover or other business combination transaction which our preferred shareholders might not consider in their best interests, including those transactions in which the Apollo Group may have an interest. Further, the Apollo Group may cause us to declare a cash dividend on our common shares, including dividends of a greater amount than in prior years. Moreover, as a subsidiary of Apollo, we may bear a greater share of expenses than prior to the Mergers.

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

Item 1A.    Risk Factors
Under our fee agreement with ISG (Fee Agreement), Apollo receives higher sub-allocation fees for investing in asset classes with higher alpha generating abilities. See Note 14 – Related Parties - Apollo - Fee structure to the consolidated financial statements for additional information regarding the sub-allocation fees. There is no assurance that higher returns will be achieved by investing in these asset classes. Accordingly, Apollo is incentivized to increase the amount of investments subject to higher sub-allocation fees, which may result in greater risk to the returns in our investment portfolio. While we believe that we and Apollo have each implemented appropriate risk governance regarding asset allocation, it is possible that such incentives could result in increased holdings of assets with higher alpha generating abilities, and if such investments fail to perform, it could have an adverse impact on our investment results.

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

James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and the executive officer of AGM and as Chief Executive Officer of ISG and receives compensation from ISG for services he provides. Mr. Belardi also owns profits interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo from us, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Accordingly, Mr. Belardi’s involvement as a member of our board of directors and management team, as an officer and director AGM, and as an officer of ISG and director of ISG’s general partner may lead to a conflict of interest. Furthermore, certain members of our board of directors also serve on the board of directors of AGM or ISG or are employees of Apollo or its affiliates, which could also lead to potential conflicts of interest. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

ACRA System IMA Termination Rights

Our bye-laws provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (ACRA System IMAs), among us or any of our subsidiaries, on the one hand, and ISG, or another member of the Apollo Group (as defined in our bye-laws) on the other hand, we may not, and will cause our subsidiaries not to, terminate any ACRA System IMA, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (1) the approval of two-thirds of our Independent Directors (as defined in our bye-laws) and (2) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, our board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in our bye-laws and pursuant to the provisions set forth therein. The limitations on our ability to terminate the ACRA System IMAs with the applicable Apollo subsidiary could have a material adverse effect on our financial condition and results of operations.

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

The historical investment portfolio performance of Apollo should not be considered as indicative of the future results of our investment portfolio, or our future results or our ability to declare and pay dividends on our preferred shares.

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

In addition to the foregoing risks, the financial services industry is the focus of increased regulatory scrutiny as various US state and federal governmental agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the companies within this industry. Governmental authorities and standard setters in the US and worldwide (including the IAIS) have become increasingly interested in potential risks posed by the insurance industry as a whole, and to commercial and financial activities and systems in general, as indicated by the development of the global insurance capital standard by the IAIS to be applicable to internationally active insurance groups (IAIGs), as well as the US NAIC’s adoption of the group capital calculation (GCC) and liquidity stress test (LST). The Iowa Insurance Division has adopted the GCC and LST amendments, and those will both be applicable to us this year. We expect the Iowa Insurance Division to designate Apollo or Athene as an IAIG in 2023. In the event that we or Apollo becomes an IAIG, we expect to be subject to the relevant capital standard that the US applies to IAIGs. We cannot fully predict with certainty the impact (if any) on our capital position and capital structure and any other burdens being named an IAIG may impose on us and our insurer affiliates. See Item 1. Business–Regulation–Regulation of an Insurance Group for further discussion. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in the insurance and financial services industry in the future.

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

UK law imposes licensing and other regulatory requirements in respect of insurance and reinsurance business carried out in the UK. AHL, and certain of its subsidiaries, are UK tax resident companies but do not have the UK regulatory licenses required to write or carry out insurance business in the UK. Accordingly, their business does not involve transactions with UK domiciled clients and we believe that their operations and governance arrangements are otherwise undertaken to comply with UK regulatory requirements. ALReI is a Bermuda domiciled and regulated reinsurance subsidiary that is not a UK tax resident and does not have the UK regulatory licenses required to write or carry out insurance business in the UK. ALReI assumed reinsurance business from a UK domiciled client in December 2019, and will continue to seek other such opportunities going forward, in accordance with and as permitted under UK law. We believe ALReI’s business, operations and governance arrangements are undertaken to comply with UK law. We will continue to monitor developments in UK regulation to seek to cause the UK Resident Companies and ALReI to comply with UK law and regulation at all times; however, there can be no assurance that the UK regulatory authorities will not interpret the application of the relevant rules in a manner that differs from our interpretation and challenge the existing or future arrangements.

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

The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Historically, the federal government had not directly regulated the insurance business. However, the Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including some insurance companies in defined circumstances, as well as financial activities that are deemed to represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are or may become applicable or relevant to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives – see Item 1, Business-Regulation-Regulation of OTC Derivatives for further information; the establishment of consolidated federal regulation and resolution authority over SIFIs and/or systemically important financial activities; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; changes to regulations affecting the rights of shareholders; the imposition of additional regulation over credit rating agencies; and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

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

Risks Relating to Taxation

We are evaluating a number of structural options affecting AHL, one or more of which could affect the US federal income tax considerations relating to the ownership and disposition of our shares.

As a result of the Mergers and as part of a broader analysis and rationalization of our structure, we have been evaluating and continue to evaluate a number of structural options affecting AHL, including but not limited to potentially changing the domicile of AHL from Bermuda to the United States, causing AHL to become a US-domiciled corporation and a US taxpayer (a “Redomicile”). A Redomicile may result in adverse tax consequences for holders of our shares, depending upon their particular circumstances. In particular, US holders of our shares may be required to recognize gain or a deemed dividend upon a Redomicile. Additionally, following a Redomicile, distributions by AHL would constitute US-source dividend income to the extent paid out of AHL’s current or accumulated earnings and profits. Such dividend income generally would be subject to a 30% withholding tax for any non-US holders of our shares. Only certain of our shares provide for payments of additional amounts in the event such a withholding tax is imposed, and holders of such shares may be required to provide information or take other actions to claim such additional amounts.
Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of US federal, state, local and non-US income tax law for which no clear precedent or authority may be available. In addition, US federal, state, local and non-US income tax rules are constantly under review by persons involved in the legislative process, the IRS, the US Department of the Treasury, and non-US legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the US federal income tax rates applicable to corporations, limits further the deductibility of interest, subjects carried interest to more onerous taxation or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.
On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be ultimately implemented by the US Department of the Treasury through regulation although the IRS has issued interim guidance relevant to us describing regulations it intends to issue upon which taxpayers are entitled to rely until the issuance of regulations. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA’s impact as further information becomes available.
We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of US or non-US tax payable by us, our subsidiaries or investors in our shares. If any such developments occur, our business, results of operations and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our subsidiaries is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.

Item 1A.    Risk Factors
In addition, we or certain of our subsidiaries are currently (or have been recently) under tax audit in various jurisdictions, and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.

The US Congress, the Organisation for Economic Co-operation and Development (OECD) and other government bodies and organizations in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (BEPS) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements, are potentially relevant to some of our investments. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating countries, significant uncertainty remains regarding the impact of the BEPS proposals. As a result, uncertainty remains around the access to tax treaties for some of our investments, which could create situations of double taxation and adversely impact our investment returns.

In addition, the OECD is continuing to work on a two-pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (Pillar One) and (2) ensuring all companies pay a global minimum tax (Pillar Two). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (MNEs) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (GloBE Rules)): (1) an Income Inclusion Rule (IIR), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (2) an Undertaxed Payment Rule, which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.

For countries other than the US, the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules during 2022 and is expected to continue to release guidance on a rolling basis throughout 2023. This includes the release in early February 2023 of further technical guidance which comments in particular on the interaction between the model GloBE Rules and current US tax law. It was indicated by the OECD in May 2022 that the Two-Pillar Solution will not come into force until 2024 at the earliest.

Several aspects of the model GloBE Rules, including whether some or all of our business and the companies in which we invest may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and draft legislation. The United Kingdom released draft legislation in July 2022 seeking to implement the IIR via a “multinational top-up tax” and has stated an intention that this tax will apply to multinational enterprises for accounting periods beginning on or after 31 December 2023. It is possible that other countries or jurisdictions may implement the recommended model GloBE Rules as drafted, in a modified form, or not at all. The content of future OECD guidance and its consistency with current international tax principles is currently unclear. Additionally, the timing, scope and implementation of any of these provisions into domestic law also remains subject to significant uncertainty. Depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable by our business and the businesses of the companies in which we invest.

Changes in non-US tax law could adversely affect our ability to raise funds from certain investors.

The OECD has developed the Common Reporting Standard (CRS) for exchange of information pursuant to which many countries have now signed multilateral agreements. Rules and regulations are currently and will continue to be introduced (particularly pursuant to the EU “Directive on Administrative Co-Operation”, or “DAC 6”, and the OECD’s model Mandatory Disclosure Rules) which require the reporting to tax authorities of information about certain types of arrangements, including arrangements which may circumvent the CRS. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-US withholding taxes.

We and certain of our non-US subsidiaries may be subject to US federal income taxation in an amount greater than expected.

We and certain of our non-US subsidiaries are treated as foreign corporations under the Internal Revenue Code (such subsidiaries, and together with AHL, the “Non-US Companies”). Each of the Non-US Companies currently intends to operate in a manner that will not cause it to be subject to US federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to whether a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the US, as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-US Company that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the US does, in fact, so engage (or have such a permanent establishment). If any such Non-US Company is treated as engaged in a trade or business in the US (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.    Risk Factors
AHL is currently a UK tax resident and expects to qualify for the benefits under the income tax treaty between the US and the UK (UK Treaty) because its common shares are owned by AGM, the common shares of which are listed and regularly traded on the NYSE. In addition, certain of our subsidiaries treated as resident in the UK for UK tax purposes (UK Resident Companies) expect to qualify for the benefits of the UK Treaty by reason of being subsidiaries of AGM or by reason of satisfying an ownership and base erosion test. Accordingly, AHL and our UK Resident Companies are expected to qualify for certain exemptions from, or reduced rates of, US federal income tax that are provided for by the UK Treaty. However, there can be no assurances that AHL and our UK Resident Companies will continue to qualify for treaty benefits or satisfy all of the requirements for the tax exemptions and reductions they intend to claim. If AHL or any of our UK Resident Companies fails to qualify for such benefits or satisfy such requirements, it may incur greater tax costs than expected, which could have a material adverse effect on our financial condition, results of operations and cash flows.

The Base Erosion and Anti-Abuse Tax (BEAT) may significantly increase our tax liability.

The BEAT operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).

Certain of our reinsurance agreements require our US subsidiaries (including non-US subsidiaries that have elected to be subject to US federal income taxation) to pay or accrue substantial amounts to certain of our non-US reinsurance subsidiaries that would be characterized as “base erosion payments” with respect to which there are “base erosion tax benefits.” These and any other “base erosion payments” may cause us to be subject to the BEAT. In addition, tax authorities may disagree with our BEAT calculations, or the interpretations on which those calculations are based, and assess additional taxes, interest and penalties.

We will establish our tax provision in accordance with US GAAP. However, there can be no assurance that this provision will accurately reflect the amount of US federal income tax that we ultimately pay, as that amount could differ materially from the estimate. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.

Changes in US tax law might adversely affect demand for our products.

Many of the products that we sell and reinsure benefit from one or more forms of tax-favored status under current US federal and state income tax regimes. For example, we sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Future changes in US federal or state tax law could reduce or eliminate the attractiveness of such products, which could affect the sale of our products or increase the expected lapse rate with respect to products that have already been sold. Decreases in product sales or increases in lapse rates, in either case, brought about by changes in US tax law, may result in a decrease in net invested assets and therefore investment income and may have a material and adverse effect on our business, financial position, results of operations and cash flows.

US persons who own our shares may be subject to US federal income taxation at ordinary income rates on our undistributed earnings and profits.

For any taxable year in which a Non-US Company is treated as a controlled foreign corporation (CFC), a “10% US Shareholder” of the Non-US Company that held our shares directly or indirectly through certain entities as of the last day in such taxable year that the Non-US Company was a CFC would generally be required to include in gross income as ordinary income its pro rata share of the Non-US Company’s income, regardless of whether that income was actually distributed to such US person (with certain adjustments). A “10% US Shareholder” of an entity treated as a foreign corporation for US federal income tax purposes is a US person who owns (directly, indirectly through certain entities or constructively) 10% or more of the total value of all classes of shares of the corporation or 10% or more of the total combined voting power of all classes of voting shares of the corporation. Any US person that owns (or is treated as owning) 10% or more of the value of AHL should consult with their tax advisor regarding their investment in AHL.

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

AHL is currently a CFC. Accordingly, any US person that owns (or is treated as owning) 10% or more of the voting power or value of AHL should consult with their tax advisor regarding their investment in AHL.

Item 1A.    Risk Factors
US persons who own our shares may be subject to US federal income taxation at ordinary income rates on a disproportionate share of our undistributed earnings and profits attributable to RPII.

AHL owns, indirectly through certain entities, stock in certain non-US corporations engaged in the business of insurance. If any such non-US corporation is treated as recognizing related person insurance income (RPII) in a taxable year and is also treated as a controlled foreign corporation (CFC) for purposes of the RPII provisions for such taxable year, each US person that owns our shares directly or indirectly through certain entities as of the last day in such taxable year must generally include in gross income its pro rata share of the RPII, determined as if the RPII were distributed proportionately only to all US persons who own (directly or indirectly through certain entities) stock in such non-US corporation, regardless of whether that income is distributed (with certain adjustments). For this purpose, a non-US corporation generally will be treated as a CFC if US persons in the aggregate are treated as owning (directly or indirectly through certain entities) 25% or more of the total voting power or value of the non-US corporation’s stock at any time during the taxable year. Certain of the non-US corporations in which we own an indirect interest may be treated as CFCs for this purpose.

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

No assurances can be provided that the adverse RPII consequences described above will not apply to all US persons that hold our shares directly or indirectly through certain entities. Further, we have only a limited ability to obtain the information necessary to determine whether any of the entities in which we directly or indirectly own stock is treated as recognizing RPII in a taxable year, the amount of any such RPII or any US person’s share of any such RPII. Accordingly, no assurance can be provided that we will be able to provide holders of our shares with the information necessary to comply with the RPII provisions.

US persons who own our shares may be subject to adverse tax consequences if AHL is considered a passive foreign investment company for US federal income tax purposes.

If AHL is considered a passive foreign investment company for US federal income tax purposes (PFIC), a US person who directly or, in certain cases, indirectly owns our shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes that are deemed deferred as a result of AHL’s non-US status and additional US tax filing obligations, regardless of the number of shares owned. In general, AHL will be a PFIC during a taxable year if (1) 75% or more of its gross income constitutes passive income or (2) 50% or more of its assets produce, or are held for the production of, passive income. For these purposes, passive income includes interest, dividends and other investment income, with certain exceptions, and certain look-through rules apply with respect to interests in subsidiaries.

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

US tax-exempt organizations that own our shares may recognize unrelated business taxable income.

A US tax-exempt organization that directly or indirectly owns our shares generally will recognize unrelated business taxable income and be subject to additional US tax filing obligations to the extent such tax-exempt organization is required to take into account any RPII pursuant to the rules described above. US tax-exempt organizations should consult their own tax advisors regarding the risk of recognizing unrelated business taxable income as a result of the ownership of our shares.

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

We are subject to the risk that Bermuda tax laws may change and that they may become subject to new Bermuda taxes following the expiration of a current exemption after 2035.

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

Item 1A.    Risk Factors
Suits by Securityholders

The rights of securityholders under Bermuda law are not as extensive as the rights of securityholders in many US jurisdictions. Class actions and derivative actions are generally not available to securityholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a securityholders to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, a Bermuda court would consider acts that are alleged to constitute a fraud against the minority securityholders or acts requiring the approval of a greater percentage of our securityholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Class actions and derivative actions generally are available to securityholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

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

We operate in an industry in which various practices are subject to potential litigation, including class actions, and regulatory scrutiny. We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business and may be the subject of regulatory proceedings (including investigations and enforcement actions). Plaintiffs may seek large or indeterminate amounts of damages in litigation and regulators may seek large fines in enforcement actions. Given the large or indeterminate amounts sometimes sought, and the inherent unpredictability of litigation and enforcement actions, it is possible that an unfavorable resolution of one or more matters could have a material and adverse effect on our business, financial condition, results of operations and cash flows. See Item 3. Legal Proceedings and Note 15 – Commitments and Contingencies to the consolidated financial statements for certain matters to which we are a party. Even if we ultimately prevail in any litigation or receive positive results from investigations, we could incur material legal costs or our reputation could be materially adversely affected.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We own our headquarters for US operations, which is located in West Des Moines, IA and we lease our head office for Bermuda operations, which is located in Hamilton, Bermuda. We believe that for the foreseeable future our West Des Moines, Bermuda and other properties will be sufficient for us to conduct our current operations.

Item 3.    Legal Proceedings

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to our indexed annuity business. We cannot assure you that our insurance coverage will be adequate to cover all liabilities arising out of such claims. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. There is significant judgment required in assessing both the probability of an adverse outcome and the determination as to whether an exposure can be reasonably estimated. In management’s opinion, the ultimate disposition of any current legal proceedings or claims brought against us will not have a material effect on our financial condition, results of operations or cash flows. Litigation is, however, inherently uncertain and an adverse outcome from such litigation could have a material effect on the operating results of a particular reporting period.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Shareholders, Dividends, and Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities and Issuer Purchases of Securities

None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Forward-Looking Statements, Item 1A. Risk Factors and Item 8. Financial Statements and Supplementary Data included within this report.

Overview

We are a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. We focus on generating spread income by combining our two core competencies of (1) sourcing long-term, persistent liabilities and (2) using the global scale and reach of Apollo’s asset management business to actively source or originate assets with our preferred risk and return characteristics. Our steady and significant base of earnings generates capital that we opportunistically invest across our business to source attractively priced liabilities and capitalize on opportunities. Effective January 1, 2022, as a result of the closing of the merger involving us and Apollo, Apollo Global Management, Inc. (NYSE: APO) became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors.

We have established a significant base of earnings and, as of December 31, 2022, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the 8.6 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $246.0 billion as of December 31, 2022. For the year ended December 31, 2022, we generated a net investment spread of 1.63%.

The following table presents the inflows generated from our organic and inorganic channels:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Retail	$20,407	$8,781	$7,801
Flow reinsurance	6,186	2,564	6,002
Funding agreements[1]	10,039	11,852	8,277
Pension group annuities	11,218	13,837	5,467
Gross organic inflows	47,850	37,034	27,547
Gross inorganic inflows	—	—	28,792
Total gross inflows	47,850	37,034	56,339
Gross outflows[2]	(27,872)	(17,534)	(13,656)
Net flows	$19,978	$19,500	$42,683

Inflows attributable to Athene	$39,244	$26,795	$36,891
Inflows attributable to ACRA noncontrolling interest	8,606	10,239	19,448
Total gross inflows	$47,850	$37,034	$56,339

Outflows attributable to Athene	$(23,724)	$(14,761)	$(11,949)
Outflows attributable to ACRA noncontrolling interest	(4,148)	(2,773)	(1,707)
Total gross outflows[2]	$(27,872)	$(17,534)	$(13,656)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements. [2] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities and funding agreement repurchases and maturities. Gross outflows in 2022 include a $4.9 billion strategic reinsurance transaction with Catalina Holdings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $47.9 billion, $37.0 billion and $27.5 billion for the years ended December 31, 2022, 2021 and 2020, respectively, which were underwritten to attractive, above target returns. Gross organic inflows for the year ended December 31, 2022 increased $10.8 billion, or 29%, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, repurchases and maturities of our funding agreements, payments on payout annuities, pension group annuity payments and ceded reinsurance (collectively, gross outflows), in the aggregate were $27.9 billion, $17.5 billion and $13.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in gross outflows was primarily driven by a $4.9 billion strategic reinsurance transaction with Catalina Holdings as well as the repurchases and increased maturities of historical funding agreement issuances. Our funding agreement repurchases of $704 million included our first ever targeted tender offer for two series of FABNs included in our FABN program as well as open market repurchases of FABNs. We believe that our credit profile, current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Within our retail channel, we had fixed annuity sales of $20.4 billion, $8.8 billion and $7.8 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in our retail channel was driven by the strong performance of our indexed annuity and MYGA products across our bank, IMO and broker-dealer channels, exhibiting strong sales execution as interest rates rose in the current year, as well as our expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 54 IMOs, approximately 78,000 independent agents and our growing network of 16 banks and 127 regional broker-dealers. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile, recent product launches and the interest rate environment. We believe this should support growth in sales at our targeted returns through increased volumes via existing IMO relationships and allow us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $6.2 billion, $2.6 billion and $6.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes from existing partnerships as interest rates have risen in the current year as well as new partners added during 2022 and the second half of 2021. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $21.3 billion, $25.7 billion and $13.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in our institutional channel was driven by lower pension group annuity and funding agreement inflows. During the year ended December 31, 2022, we closed 10 pension group annuity transactions. We issued group annuity contracts in the aggregate principal amount of $11.2 billion, $13.8 billion and $5.5 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Since entering the pension group annuity market in 2017, we have closed 43 deals resulting in the issuance or reinsurance of group annuities of $41.4 billion with more than 435,000 plan participants as of December 31, 2022. We issued funding agreements in the aggregate principal amount of $10.0 billion, $11.9 billion and $8.3 billion for the years ended December 31, 2022, 2021 and 2020, respectively, including issuances in multiple currencies. The decrease in our funding agreement channel from prior year was driven by fewer issuances through our FABN program due to challenging market conditions for most of the year.

The following represents the aggregate principal amount of funding agreement inflows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
FABN	$4,325	$11,102	$5,804
FHLB	1,445	750	875
FABR	2,000	—	1,000
Long-term repurchase agreements	2,269	—	598
Total funding agreement inflows	$10,039	$11,852	$8,277

As of December 31, 2022, we had funding agreements of $21.0 billion and $3.0 billion outstanding under our FABN and FABR programs, respectively, $3.7 billion outstanding with the FHLB and $2.9 billion of long-term repurchase agreements. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our inorganic channel has contributed significantly to our growth through both acquisitions and block reinsurance transactions. We believe our corporate development team, with support from Apollo, has an industry-leading ability to source, underwrite and expeditiously close transactions. With support from Apollo, we are a solutions provider with a proven track record of closing transactions, which we believe makes us the ideal partner to insurance companies seeking to restructure their business. We expect that our inorganic channel will continue to be an important source of profitable growth in the future.

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of December 31, 2022, we estimate that we have approximately $5.2 billion in capital available to deploy, consisting of approximately $2.3 billion in excess equity capital, $2.7 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%) and $0.2 billion in available undrawn capital at ACRA, subject, in the case of debt capacity, to market conditions and general availability.

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

Apollo Aligned Alternatives, L.P. Investment

In 2022, we contributed $8.0 billion of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA, which is consolidated as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

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

Strategic Transaction with Apollo

On February 28, 2020, we closed a strategic transaction with Apollo in which Apollo acquired an incremental stake in us for AOG units valued at $1.1 billion, upon close, and $350 million of cash. Changes in the value of the AOG units are reflected within the investment gains (losses), net of offsets non-operating line item. Subsequent to our merger with AGM described in Note 2 – Business Combination, our investment in Apollo was distributed to AGM in the first quarter of 2022. See Note 14 – Related Parties – Other Related Party Transactions – Apollo Share Exchange and Related Transactions to the consolidated financial statements for further discussion.

Industry Trends and Competition

Economic and Market Conditions

As a leading financial services company specializing in retirement services, we are affected by numerous factors, including the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity and foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business including, but not limited to, the valuation of investments and related income we may recognize.

Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation.

US inflation remained heightened during the fourth quarter of 2022 with the US Federal Reserve continuing its interest rate hiking cycle as a result. The US Bureau of Labor Statistics reported that the annual US inflation rate edged down to 6.5% as of December 31, 2022, compared to 8.2% as of September 30, 2022, as action from the US Federal Reserve is beginning to temper inflation. While beginning to decline, the heightened US inflation rate remains persistent due to a combination of supply and demand factors. As a result, in December 2022, the Federal Reserve raised the benchmark interest rate to a target range of 4.25% to 4.50%, up from a target range of 3.00% to 3.25% in September 2022, which marks the seventh consecutive interest rate hike in 2022.

In the US, the S&P 500 Index decreased 19.4% in 2022 and credit markets faced similar underperformance. The Bureau of Economic Analysis reported US real GDP increased at an annual rate of 2.1% in 2022. As of January 2023, the International Monetary Fund estimated that the US economy will expand by 1.4% in 2023 and 1.0% in 2024. The US Bureau of Labor Statistics reported that the US unemployment rate remained at 3.5% as of December 31, 2022.

Foreign exchange rates can impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in the fourth quarter compared to the Euro as global central banks worked to combat the increasing yield disparity. Relative to the US dollar, the euro appreciated 9.2% during the fourth quarter of 2022, after depreciating 6.5% in the third quarter of 2022. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk. Oil prices also moderated, ending the year up 6.7%, amid a volatile year which included recession fears that counteracted constrained supply and oil export disruptions driven by the ongoing conflict between Ukraine and Russia.

Interest Rate Environment

Rates moved meaningfully higher than most predictions in 2022, and this trend continued in the fourth quarter with the US 10-year Treasury yield reaching levels as high as 4.25% during the quarter before ending the year at 3.88%. Given the Federal Reserve’s continued focus on curbing inflation and recessionary concerns, it is difficult to predict the level of interest rates and the shape of the yield curve.

Our investment portfolio consists predominantly of fixed maturity investments. See –Investment Portfolio. If prevailing interest rates were to rise, we believe the yield on our new investment purchases may also rise and our investment income from floating rate investments would increase, while the value of our existing investments may decline. If prevailing interest rates were to decline significantly, the yield on our new investment purchases may decline and our investment income from floating rate investments would decrease, while the value of our existing investments may increase.

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment, as experienced in the current year, and which we expect would underperform in a declining rate environment. As of December 31, 2022, our net invested asset portfolio included $39.3 billion of floating rate investments, or 20% of our net invested assets and our net reserve liabilities included $14.2 billion of floating rate liabilities at notional, or 7% of our net invested assets, resulting in $25.1 billion of net floating rate assets, or 13% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of December 31, 2022, most of our products were deferred annuities with 19% of our FIAs at the minimum guarantees and 27% of our fixed rate annuities at the minimum crediting rates. As of December 31, 2022, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 150 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risks, which includes a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinuation of certain IBORs (including LIBOR)
On December 31, 2021, most LIBOR settings (i.e., 24 out of 35, including 1-week and 2-month US Dollar (USD) LIBOR as well as all other non-USD LIBOR settings) ceased to be published. In addition, a few of the most widely used GBP and JPY LIBOR settings (i.e., 1-, 3- and 6- month GBP and JPY LIBOR settings) were deemed permanently unrepresentative, but will continue to be published on a synthetic basis, for a limited time period for the purpose of all legacy contracts (except for cleared derivatives). The remaining USD LIBOR settings (i.e., 1-, 3-, 6- and 12-month USD LIBOR settings) will continue to be published, subject to limitations on use, and cease or become unrepresentative on June 30, 2023. Without the intervention of the UK Financial Conduct Authority (FCA) using enhanced powers provided by the UK Government to compel continued panel bank contribution by the IBA, the LIBOR administrator, LIBOR will cease publication after June 30, 2023. In November 2022, the FCA published a consultation seeking market input on its proposal to compel the IBA to continue to publish USD LIBOR on a synthetic basis until September 30, 2024. The response period for this consultation is now closed and the next step is for the FCA to publish its findings and recommendations. Similar developments have occurred with respect to other IBORs.

As a result of the expected discontinuation of certain IBORs, including LIBOR, regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the US, the Alternative Reference Rates Committee (ARRC), a group of market and official sector participants, identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions (e.g., in the United Kingdom, the alternative benchmark rate for GBP LIBOR is the Sterling Overnight Interbank Average Rate).

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

As of December 31, 2022, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$30,366	$28,846
Product liabilities	11,370	8,318
Derivatives hedging product liabilities	15,927	10,853
Other derivatives	3,552	3,549
Other contracts	1,113	1,113
Total notional of contracts tied to LIBOR	$62,328	$52,679

Investments

As of December 31, 2022, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral arrangements
Corporates	$644	$608
RMBS	2,710	2,684
CMBS	704	688
CLO	15,219	15,212
ABS	5,357	5,043
Bank Loans	1,129	1,068
Total multi-lateral arrangements	25,763	25,303
Bi-lateral arrangements
CML	4,486	3,426
RML	117	117
Total bi-lateral arrangements	4,603	3,543
Total investments tied to LIBOR	$30,366	$28,846

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Of the total notional value of investment-related contracts tied to LIBOR, extending beyond June 30, 2023, $25.3 billion or 87.7% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from contract to contract. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we would most likely look to some broad-based solution, such as the US federal LIBOR transition law and related rule(s) issued by the Board of Governors of the Federal Reserve System, or, if applicable, the New York LIBOR transition law, to address such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions and a realized loss in value due to any such deficiency or other market factors. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.5 billion or 12.3%, relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

As our investment manager, Apollo maintains the documentation associated with the assets in our investment portfolio. We are therefore dependent upon Apollo for the successful completion of our LIBOR transition efforts relating to our investment portfolio. See Part I–Item 1A. Risk Factors–Risks Relating to Our Business Operations–Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us and could affect our results of operations and financial results. Apollo’s failure to fulfill its responsibilities could have an adverse impact on our results of operations and ability to timely report accurate financial information.

Product Liabilities and Associated Hedging Instruments

As of December 31, 2022, we had product liabilities with a notional value of approximately $11.4 billion for which LIBOR is a component in the determination of interest credited, of which we expect $8.3 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of December 31, 2022, we held derivatives with a notional value of approximately $15.9 billion to hedge our exposure to these product liabilities, of which we expect $10.9 billion to extend beyond June 30, 2023. Included within this category are $4.8 billion of Eurodollar futures, of which we expect $2.7 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR, which may be different than the approach taken with respect to the product liability by the relevant index sponsor, and expose us to potential basis mismatch. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to ISDA Master Agreements and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

Other Derivatives

Our other derivative contracts tied to LIBOR are generally entered into pursuant to ISDA Master Agreements. ISDA published the ISDA 2020 IBOR Fallbacks Protocol (Protocol) and released Supplement 70 to the 2006 ISDA Definitions (Supplement) on October 23, 2020. The Protocol and Supplement include appropriate fallbacks that contemplate the permanent discontinuation of LIBOR and certain other IBORs. In January 2021, we joined industry peers by adhering to the Protocol and terms of the Supplement, each of which became effective on January 25, 2021. With respect to future transactions, we anticipate adoption of the 2021 ISDA Interest Rate Definitions, which also include appropriate fallbacks that contemplate the permanent discontinuation of LIBOR and certain other IBORs. To the extent that the fallbacks incorporated into our other derivative contracts result in the use of a replacement rate that differs from that employed in the contract being hedged, we may experience basis mismatch. In connection with the publication of the Protocol, ISDA also published templates for possible bilateral amendments to legacy contracts (including derivatives contracts) for situations in which the parties elect not to utilize the fallbacks contemplated by the Protocol and instead negotiate their own fallback provisions to avoid potential basis risk. We intend to evaluate whether and the extent to which we are subject to such basis risk, as well as the possibility of using the available bilateral templates to mitigate such risk.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Contracts and Other Sources of Exposure

The “Other Contracts” category is comprised of our LIBOR-based floating rate funding agreement, fixed-to-float Series A preference shares, and our revolving credit agreement, if any amounts were to be outstanding all of which contemplate the permanent discontinuation of LIBOR. These agreements are tied to LIBOR in a manner that is not expected to have a significant impact upon LIBOR’s discontinuation or have fallback provisions in place that provide for the determination of interest after the discontinuation of LIBOR. In addition to the other contracts for which we have quantified our exposure, we are party to contracts that are tied to LIBOR based upon the occurrence of some remote contingency, such as the accrual of penalty interest, or for which LIBOR is otherwise not a material term of the contract. These contracts do not lend themselves to quantification and are lower in priority in our LIBOR remediation efforts. Finally, LIBOR is used as a component in our internal derivative valuation models. We are in the process of transitioning the benchmark yield curve in such models from LIBOR to SOFR and we expect to complete the transition prior to the discontinuation of LIBOR. Such transition may affect the valuation of our derivative instruments.

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

According to LIMRA, total fixed annuity market sales in the United States were $143.3 billion for the nine months ended September 30, 2022, a 45.6% increase from the same time period in 2021, as a rise in interest rates spurred continued growth in the US annuity market. In the total fixed annuity market, for the nine months ended September 30, 2022 (the most recent period for which specific market share data is available), we were the largest company based on sales of $12.3 billion, translating to an 8.6% market share. For the nine months ended September 30, 2021, our market share was 5.7% with sales of $5.6 billion.

According to LIMRA, total fixed annuity sales in the United States were $129.3 billion for the year ended December 31, 2021, a 7.4% increase from the year ended December 31, 2020. In the total fixed annuity market, for the year ended December 31, 2021, we were the fourth largest company based on sales of $8.3 billion, translating to a 6.4% market share. For the year ended December 31, 2020, our market share was 6.4% with sales of $7.7 billion.

According to LIMRA, total FIA sales in the United States were $57.5 billion for the nine months ended September 30, 2022, a 22.1% increase from the same time period in 2021. In the total FIA Market, for the nine months ended September 30, 2022 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $7.1 billion, and our market share for the same period was 12.4%. For the nine months ended September 30, 2021, our market share was 11.3% with sales of $5.3 billion.

According to LIMRA, total FIA sales in the United States were $63.7 billion for the year ended December 31, 2021, a 14.8% increase from the year ended December 31, 2020. In the total FIA market, for the year ended December 31, 2021, we were the largest provider of FIAs based on sales of $7.7 billion, and our market share for the same period was 12.1%. For the year ended December 31, 2020, we were the largest provider of FIAs based on sales of $5.8 billion, translating to a 10.5% market share.

According to LIMRA, total RILA market sales in the United States were $31.0 billion for the nine months ended September 30, 2022, a 9.6% increase from the same time period in 2021. For the nine months ended September 30, 2022 (the most recent period for which specific market share data is available), we were the twelfth largest provider of RILAs based on sales of $678 million, and our market share for the same period was 2.2%. For the nine months ended September 30, 2021, we were the ninth largest provider of RILAs based on sales of $354 million, translating to a 1.2% market share. We believe RILAs represent a significant growth opportunity for Athene.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total RILA market sales in the United States were $38.7 billion for the year ended December 31, 2021, a 62.1% increase from the year ended December 31, 2020. In the total RILA market, for the year ended December 31, 2021, we were the ninth largest provider of RILAs based on sales of $566 million, and our market share for the same period was 1.5%. For the year ended December 31, 2020, we were the ninth largest provider of RILAs based on sales of $187 million, translating to a 0.8% market share.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with accounting principles generally accepted in the United States of America (US GAAP), we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common shareholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the credit loss allowance, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs and ABS) and mortgage loans, investments held under the fair value option and our investment in Apollo, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. Investment gains and losses are net of offsets related to DAC and DSI amortization and changes to guaranteed lifetime withdrawal benefit (GLWB) and guaranteed minimum death benefit (GMDB) reserves (together, GLWB and GMDB reserves represent rider reserves) as well as the MVAs associated with surrenders or terminations of contracts.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Income Tax (Expense) Benefit—Consists of the income tax effect of all income statement adjustments, including our Apollo investment, and is computed by applying the appropriate jurisdiction’s tax rate to all adjustments subject to income tax.

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

Net Investment Spread and Other Operating Expenses

Net investment spread is a key measure of profitability. Net investment spread measures our investment performance plus our strategic capital management fees, less our total cost of funds. Net investment earned rate is a key measure of our investment performance while cost of funds is a key measure of the cost of our policyholder benefits and liabilities. Strategic capital management fees consist of management fees received by us for business managed for others, primarily the non-controlling interest portion of Athene’s business ceded to ACRA.

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets that does not correspond to US GAAP net investment income. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earned rate add (a) alternative investment gains and losses, (b) gains and losses related to trading securities for CLOs, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the ACRA noncontrolling interest as well as the gain or loss on our investment in Apollo. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including the interest payments and other reserve changes. Other liability costs include DAC, DSI and VOBA amortization, change in rider reserves, the cost of liabilities on products other than deferred annuities and institutional products, premiums, product charges and other revenues. We exclude the costs related to business that we have exited through ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations and profitability. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

Net investment earned rate, cost of funds, and net investment spread are non-GAAP measures we use to evaluate the profitability of our business. We believe these metrics are useful in analyzing the trends of our business operations, profitability and pricing discipline. While we believe each of these metrics are meaningful financial metrics and enhance our understanding of the underlying profitability drivers of our business, they should not be used as a substitute for net investment income or total benefits and expenses presented under US GAAP.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other operating expenses excludes integration, restructuring and other non-operating expenses, stock compensation and long-term incentive plan expenses, interest expense and policy acquisition expenses. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under US GAAP.

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets includes (a) total investments on the consolidated balance sheet with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets also excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but does not include the proportionate share of investments associated with the noncontrolling interest. Net invested assets also includes our investment in Apollo for prior periods. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) long-term repurchase obligations, (d) dividends payable to policyholders and (e) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

Sales

Sales statistics do not correspond to revenues under US GAAP but are used as relevant measures to understand our business performance as it relates to inflows generated during a specific period of time. Our sales statistics include inflows for fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers). We believe sales is a meaningful metric that enhances our understanding of our business performance and is not the same as premiums presented in our consolidated statements of income (loss).

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

The following summarizes the consolidated results of operations for the Predecessor and Successor periods, which relate to the periods preceding and period succeeding our merger with AGM, respectively.

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$7,623	$26,320	$14,764
Benefits and expenses	14,853	22,134	12,558
Income (loss) before income taxes	(7,230)	4,186	2,206
Income tax expense (benefit)	(976)	386	285
Net income (loss)	(6,254)	3,800	1,921
Less: Net income (loss) attributable to noncontrolling interests	(2,092)	(59)	380
Net income (loss) attributable to Athene Holding Ltd.	(4,162)	3,859	1,541
Less: Preferred stock dividends	141	141	95
Net income (loss) available to AHL common shareholder	$(4,303)	$3,718	$1,446

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

In this section, references to 2022 refer to the year ended December 31, 2022 and references to 2021 refer to the year ended December 31, 2021.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder decreased by $8.0 billion, or 216%, to $(4.3) billion in 2022 from $3.7 billion in 2021. The decrease in net income (loss) available to AHL common shareholder was driven by an $18.7 billion decrease in revenues, partially offset by a $7.3 billion decrease in benefits and expenses, a $2.0 billion decrease in noncontrolling interests and a $1.4 billion decrease in income tax expense.

Revenues

Revenues decreased by $18.7 billion to $7.6 billion in 2022 from $26.3 billion in 2021. The decrease was driven by a decrease in investment related gains and losses and a decrease in premiums, partially offset by an increase in net investment income and an increase in VIE investment related gains and losses.

Investment related gains (losses) decreased by $16.9 billion to $(12.7) billion in 2022 from $4.2 billion in 2021, primarily due to the changes in fair value of reinsurance assets, FIA hedging derivatives, mortgage loans, trading and equity securities, realized losses on AFS securities compared to realized gains in the prior year and an increase in the provision for credit losses, partially offset by foreign exchange derivative gains. The change in fair value of reinsurance assets decreased $7.1 billion primarily driven by the change in the value of the underlying assets, mainly related to credit spread widening compared to credit spread tightening in the prior year and a larger increase in US Treasury rates in the current year. The change in fair value of FIA hedging derivatives decreased $5.3 billion primarily driven by the unfavorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which decreased 19.4% in 2022, compared to an increase of 26.9% in 2021. The $3.0 billion unfavorable change in mortgage loans was primarily due to credit spread widening and an increase in US Treasury rates in the current year as well as unfavorable foreign exchange impacts. Additionally, at the beginning of the year, and in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of allowance for credit losses. The unfavorable changes in realized gains and losses on AFS securities of $1.1 billion and fair value of trading and equity securities of $741 million were primarily due to credit spread widening compared to credit spread tightening in the prior year, a larger increase in US Treasury rates in the current year and unfavorable economics, including foreign exchange impacts. The unfavorable change in the provision for credit losses of $280 million was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. The increase in foreign exchange derivative gains reflects additional assets denominated in foreign currencies and the strengthening of the US dollar during the year.

Premiums decreased by $2.6 billion to $11.6 billion in 2022 from $14.3 billion in 2021, primarily driven by lower pension group annuity premiums compared to the prior year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net investment income increased by $471 million to $7.6 billion in 2022 from $7.1 billion in 2021, primarily driven by growth in our investment portfolio attributed to strong net flows during the previous twelve months and higher floating rate income related to higher short-term interest rates. These increases were partially offset by the favorable prior year change in fair value of our investment in Apollo of $831 million, which was distributed to AGM following the merger, less favorable alternative investment performance, the transfer in 2022 of a significant portion of our alternative investments to AAA, a consolidated VIE, higher investment management fees driven by the strong growth in our investment portfolio and lower RMBS and bond call income. As a result of purchase accounting, the book value of our investment portfolio was marked up to fair value at the January 1, 2022 merger date, resulting in an adverse impact to our net investment income.

VIE investment related gains (losses) increased by $346 million to $319 million in 2022 from $(27) million in 2021, primarily driven by an increase in VIEs consolidated as a result of our merger with Apollo as well as unrealized gains on assets after the initial transfer to AAA.

Benefits and Expenses

Benefits and expenses decreased by $7.3 billion to $14.9 billion in 2022 from $22.1 billion in 2021. The decrease was driven by a decrease in interest sensitive contract benefits, a decrease in future policy and other policy benefits and a decrease in DAC, DSI and VOBA amortization, partially offset by an increase in policy and other operating expenses. Our annual unlocking of assumptions resulted in a decrease in benefits and expenses of $41 million, compared to an increase of $47 million in 2021. The 2022 unlocking was driven by a decrease of $41 million in FIA embedded derivative liabilities and no net impact related to DAC, DSI, VOBA, negative VOBA and rider reserves compared to a decrease of $59 million in FIA embedded derivative liabilities and an increase of $107 million related to DAC, DSI, VOBA and rider reserves in 2021.

Interest sensitive contract benefits decreased by $3.9 billion to $541 million in 2022 from $4.4 billion in 2021, primarily driven by a decrease in the change in FIA fair value embedded derivatives of $4.4 billion and higher negative VOBA amortization resulting from purchase accounting, partially offset by growth in the block of business. As a result of purchase accounting, we marked our reserve liabilities to fair value at the January 1, 2022 merger date, resulting in a favorable impact to our interest sensitive contract benefits primarily from negative VOBA amortization. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which decreased 19.4% in 2022 compared to an increase of 26.9% in 2021, as well as a favorable change in discount rates, partially offset by unfavorable economics impacting policyholder projected benefits and an unfavorable change in unlocking compared to the prior year. The FIA fair value embedded derivatives unlocking in 2022 was $41 million favorable primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values, while unlocking in 2021 was $59 million favorable primarily due to higher lapse assumptions on recently issued business. Additionally, negative VOBA unlocking related to our interest sensitive contract liabilities was $1 million favorable in 2022.

Future policy and other policy benefits decreased by $3.4 billion to $12.3 billion in 2022 from $15.7 billion in 2021, primarily attributable to lower pension group annuity issuances, a decrease in the change in rider reserves, higher negative VOBA amortization resulting from purchase accounting and a decrease in the change in the AmerUs Closed Block fair value liability, partially offset by higher benefit payments due to growth in the block of business. The favorable change in rider reserves of $749 million was primarily driven by the unfavorable change in reinsurance assets and net FIA derivatives as well as a favorable change in unlocking compared to prior year. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized losses on the underlying investments reflecting credit spreads widening and a larger increase in US Treasury rates in the current year. Unlocking in 2022 was $5 million unfavorable due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values, while unlocking in 2021 was $97 million unfavorable related to changes in lapse assumptions, partially offset by favorable income rider experience.

DAC, DSI and VOBA amortization decreased by $321 million to $509 million in 2022 from $830 million in 2021, primarily due to the unfavorable change in net FIA derivatives as a result of the unfavorable equity market performance, impacts from purchase accounting, which included the removal of historical DAC and DSI, and a favorable change in unlocking, partially offset by the establishment of a new VOBA asset. Unlocking in 2022 was $4 million favorable, primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting, while unlocking in 2021 was $10 million unfavorable primarily related to changes in lapse assumptions and income rider experience.

Policy and other operating expenses increased by $365 million to $1.5 billion in 2022 from $1.1 billion in 2021, primarily driven by significant growth in the business, the amortization of newly established intangible assets as a result of the merger and interest expense related to the issuance of repurchase agreements, partially offset by the costs incurred in the prior year associated with our merger with Apollo and a $53 million impairment of a Corporate-Owned Life Insurance (COLI) asset.

Taxes

Income tax expense (benefit) decreased by $1.4 billion to $(976) million in 2022 from $386 million in 2021. The income tax benefit for 2022 was calculated by applying the 21% US statutory rate to the loss of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the unfavorable changes in fair value of reinsurance assets, mortgage loans and net FIA derivatives.

Our effective tax rate in 2022 was a benefit of 13% compared to an expense of 9% in 2021. The effective tax rate in 2022 was due to the change in fair value of reinsurance assets, mortgage loans and net FIA derivatives subject to tax.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noncontrolling Interests

Noncontrolling interests decreased by $2.0 billion to $(2.1) billion in 2022 from $(59) million in 2021, primarily due to the unfavorable change in fair value of reinsurance assets as a result of more unrealized losses within reinsurance investment portfolios.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

In this section, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.

Net Income Available to AHL Common Shareholder

Net income available to AHL common shareholder increased by $2.3 billion, or 157%, to $3.7 billion in 2021 from $1.4 billion in 2020. The increase in net income available to AHL common shareholder was driven by an $11.6 billion increase in revenues and a $439 million decrease in noncontrolling interests, partially offset by a $9.6 billion increase in benefits and expenses, a $101 million increase in income tax expense and a $46 million increase in preferred stock dividends.

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

Net investment income increased by $2.3 billion to $7.1 billion in 2021 from $4.8 billion in 2020, primarily driven by growth in our investment portfolio attributed to strong net flows during the previous twelve months as well as the Jackson reinsurance transaction, favorable alternative investment performance, the favorable change in the fair value of our investment in Apollo of $639 million mainly attributable to the increase in valuation price compared to prior year and the early redemptions of two loans. These were partially offset by lower new money rates reflecting the prolonged low interest rate environment and lower floating rate investment income due to the low interest rate environment.

Investment related gains (losses) increased by $928 million to $4.2 billion in 2021 from $3.3 billion in 2020, primarily due to the change in fair value of FIA hedging derivatives, foreign exchange gains on derivatives, an increase in the fair value of equity securities and an increase in realized gains on AFS securities, partially offset by the change in fair value of reinsurance assets and a decrease in the change in fair value of trading securities. The change in fair value of FIA hedging derivatives increased $1.6 billion driven by more favorable performance of the indices upon which our call options are based and an increase in derivatives hedging our FIA products resulting from strong growth in our FIA block of business over the previous twelve months. The majority of our call options are based on the S&P 500 index, which increased 26.9% in 2021 compared to an increase of 16.3% in 2020. The increase in foreign exchange gains on derivatives reflects additional business denominated in foreign currencies and the strengthening of the US dollar during 2021. The increase in the fair value of equity securities was primarily due to an increase in the market value of our equity position in Jackson. The increase in realized gains on AFS securities was primarily driven by an increase in sales of corporate securities. The change in fair value of reinsurance assets decreased $2.1 billion primarily driven by the change in the value of the underlying assets related to the increase in US Treasury rates compared to a decrease in the prior year. The unfavorable change in fair value of reinsurance assets was magnified by the growth in our reinsurance asset portfolio as a result of the Jackson reinsurance transaction. The unfavorable change in fair value of trading securities was primarily due to a decrease in AmerUs Closed Block assets of $160 million primarily related to the increase in US Treasury rates.

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

Future policy and other policy benefits increased by $8.5 billion to $15.7 billion in 2021 from $7.2 billion in 2020, primarily attributable to higher pension group annuity obligations, higher pension group annuity benefit payments and an increase in the change in rider reserves, partially offset by a decrease in the AmerUs Closed Block liability. The change in rider reserves of $170 million was primarily driven by the change in net FIA derivatives, unfavorable unlocking and higher gross profits, partially offset by a more favorable change in actuarial experience and market impacts. Unlocking in 2021 was unfavorable $97 million related to changes in lapse assumptions, partially offset by favorable income rider experience. The 2020 unlocking impacts were favorable $26 million related to favorable income rider and mortality experience, partially offset by changes in lapse assumptions and long-term net investment earned rate assumptions.

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

Policy and other operating expenses increased by $235 million to $1.1 billion in 2021 from $893 million in 2020, primarily driven by significant growth in the business, the costs associated with the previously announced merger with Apollo, a $53 million impairment of a COLI asset and interest expense on recent debt issuances.

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

Our effective tax rate in 2021 was an expense of 9% compared to an expense of 13% in 2020. Our effective tax rate was dependent upon the relationship of income or loss subject to tax compared to consolidated income or loss before income taxes.

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

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Fixed income and other investment income, net	$5,707	$5,325	$4,836
Alternative investment income	1,206	1,754	492
Net investment earnings	6,913	7,079	5,328
Strategic capital management fees	53	39	22
Cost of funds	(3,897)	(3,993)	(3,575)
Net investment spread	3,069	3,125	1,775
Other operating expenses	(466)	(359)	(324)
Interest and other financing costs	(279)	(257)	(196)
Spread related earnings	$2,324	$2,509	$1,255

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Spread Related Earnings

SRE decreased by $185 million, or 7%, to $2.3 billion in 2022 from $2.5 billion in 2021. The decrease in SRE was driven by lower net investment earnings and higher other operating expenses, partially offset by lower cost of funds. Net investment earnings decreased $166 million primarily driven by unfavorable purchase accounting adjustments, less favorable alternative investment performance compared to prior year, lower RMBS returns and lower bond call income, partially offset by $28.7 billion of growth in our average net invested assets and higher floating rate income. Other operating expenses increased $107 million mainly due to significant growth in the business. Cost of funds decreased $96 million primarily driven by favorable purchase accounting adjustments and the favorable change in unlocking, partially offset by growth in the block of business, higher rates on existing floating rate funding agreements and new PGA issuances, growth in the institutional block of business at higher crediting rates, higher deferred annuity rates on new business and an unfavorable change in market impacts. Unlocking, net of noncontrolling interests, was favorable $6 million primarily related to the impact of higher rates on future account values, partially offset by changes to projected interest crediting, compared to unfavorable unlocking of $91 million in 2021 reflecting unfavorable lapse assumptions, partially offset by income rider experience.

Net Investment Spread

	Successor	Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Fixed income and other investment earned rate	3.22%	3.51%	3.82%
Alternative investment earned rate	10.42%	21.37%	8.01%
Net investment earned rate	3.66%	4.42%	4.01%
Strategic capital management fees	0.03%	0.02%	0.02%
Cost of funds	2.06%	2.50%	2.69%
Net investment spread	1.63%	1.94%	1.34%

Net investment spread decreased 31 basis points to 1.63% in 2022 from 1.94% in 2021. Our net investment earned rate was 3.66% in 2022, a decrease from 4.42% in 2021, primarily due to less favorable performance of our alternative investment portfolio compared to prior year as well as lower returns in our fixed and other investment portfolio. The alternative net investment earned rate was 10.42% in 2022, a decrease from 21.37% in 2021, primarily driven by significant outperformance in the prior year, partially offset by strong returns on real estate funds, Wheels Donlen and Athora in the current year. The prior year outperformance was mainly due to a higher return on AmeriHome Mortgage Company, LLC (AmeriHome) related to a valuation increase resulting from the eventual sale in the second quarter of 2021, a higher Venerable return attributed to a valuation increase driven by a reinsurance agreement with Equitable Financial Life Insurance Company and higher equity fund returns driven by more favorable economics in the prior year. Fixed and other net investment earned rate was 3.22% in 2022, a decrease from 3.51% in 2021, primarily driven by unfavorable purchase accounting impacts, lower RMBS returns and lower bond call income, partially offset by favorable floating rate income.

Cost of funds decreased by 44 basis points to 2.06% in 2022, from 2.50% in 2021, primarily driven by favorable purchase accounting adjustments and the favorable change in unlocking, partially offset by higher rates on existing floating rate funding agreements and new PGA issuances, growth in the institutional block of business at higher crediting rates, higher deferred annuity rates on new business and an unfavorable change in market impacts.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

The decrease in adjustments to net income (loss) available to AHL common shareholder compared to 2021 was primarily driven by the change in investment related gains and losses and the non-operating change in insurance liabilities and related derivatives, net of offsets.

Investment related gains and losses, net of offsets, were unfavorable $8.0 billion primarily due to the changes in fair value of reinsurance assets and mortgage loan assets, the prior year favorable change in the fair value of our investment in Apollo of $831 million, which was distributed to AGM following the merger, realized losses on the sale of AFS securities in the current year compared to realized gains on the sale of AFS securities in the prior year related to changes in economics, and the change in the provision for credit losses. The unfavorable changes in fair value of reinsurance assets of $3.5 billion and mortgage loans were primarily due to credit spread widening compared to credit spread tightening in the prior year and a larger increase in US Treasury rates in the current year. Additionally, at the beginning of 2022 in conjunction with our merger with Apollo, we elected the fair value option on our mortgage loans, while in prior periods they were stated at unpaid principal, adjusted for any unamortized premium or discount, net of an allowance for credit losses. The unfavorable change in the provision for credit losses of $202 million (net of noncontrolling interests) was primarily driven by unfavorable economics, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-operating change in insurance liabilities and related derivatives, net of offsets was unfavorable $1.1 billion primarily due to the unfavorable change in net FIA derivatives resulting from the unfavorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced a decrease of 19.4% in 2022, compared to an increase of 26.9% in 2021, as well as unfavorable economics impacting the policyholder projected benefits, partially offset by the favorable change in discount rates and the favorable change in unlocking. FIA embedded derivative unlocking, net of DAC, DSI, rider reserve and noncontrolling interest offsets, was favorable $37 million in 2022 primarily due to changes to projected interest crediting, partially offset by the impact of higher rates on future account values, compared to a favorable change of $32 million in 2021 primarily due to higher lapse rates on recently issued business.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Spread Related Earnings

SRE increased by $1.3 billion, or 100%, to $2.5 billion in 2021 from $1.3 billion in 2020. The increase in SRE was driven by higher net investment earnings, partially offset by higher cost of funds and higher interest and other financing costs from more recent preferred share and senior debt issuances. Net investment earnings increased $1.8 billion primarily driven by favorable alternative investment performance, $27.3 billion of growth in our average net invested assets attributed to the strong growth in net flows as well as the Jackson reinsurance transaction and the early redemptions of two loans, partially offset by lower new money rates reflecting the prolonged low interest rate environment, lower floating rate investment income and a favorable 2020 non-recurring adjustment on derivative collateral. Cost of funds were $418 million higher primarily related to growth in the block of business, higher gross profits and the unfavorable change in unlocking of $97 million, partially offset by the favorable change in rider reserves and DAC amortization reflecting the more favorable change in actuarial experience and market impacts. Unlocking, net of noncontrolling interest, was unfavorable $91 million reflecting unfavorable lapse assumptions, partially offset by income rider experience, compared to favorable unlocking of $6 million in 2020 primarily driven by favorable income rider experience and mortality updates, largely offset by long-term net investment earned rate and lapse assumptions.

Net Investment Spread
Net investment spread increased 60 basis points to 1.94% in 2021 from 1.34% in 2020. Our net investment earned rate was 4.42% in 2021, an increase from 4.01% in 2020, primarily due to the favorable performance of our alternative investment portfolio, partially offset by the decline in the fixed and other net investment earned rate. The alternative net investment earned rate was 21.37% in 2021, an increase from 8.01% in 2020, primarily driven by higher returns on real estate funds, a higher Venerable return attributed to a valuation increase related to the announced reinsurance agreement with Equitable Financial Life Insurance Company, an increase in the market value of our equity position in Jackson and higher MidCap returns as a result of a valuation increase in 2021 relating to a capital raise priced at a premium compared to a decrease in valuation in 2020, partially offset by less favorable AmeriHome income as a result of the sale in April of 2021 and strong earnings in 2020. Additionally, the first half of the prior year experienced unfavorable performance of alternative investments attributed to the economic downturn from the spread of COVID-19. The fixed and other net investment earned rate was 3.51% in 2021, a decrease from 3.82% in 2020, primarily attributed to lower new money rates reflecting the prolonged low interest rate environment, lower floating rate investment income and a favorable 2020 non-recurring adjustment on derivative collateral, partially offset by the early redemptions of two loans in 2021.

Cost of funds decreased by 19 basis points to 2.50% in 2021, from 2.69% in 2020, primarily driven by lower rates on recent funding agreement issuances and pension group annuity transactions, favorable deferred annuity rates due to favorable rate actions and lower option costs, a favorable change in rider reserves and DAC amortization attributed to the favorable change in actuarial experience and market impacts, partially offset by an increase in mix of the higher crediting rate institutional block, higher gross profits and unfavorable unlocking.

Adjustments to Net Income Available to AHL Common Shareholder

The increase in adjustments to net income available to AHL common shareholder compared to 2020 was primarily driven by the non-operating change in insurance liabilities and related derivatives, net of offsets and the change in investment related gains and losses, partially offset by higher non-operating expenses.

Non-operating change in insurance liabilities and related derivatives, net of offsets was favorable $927 million primarily due to the favorable net FIA derivatives resulting from a favorable change in discount rates used in our embedded derivative calculations and a more favorable performance of the equity indices to which our FIA policies are linked. FIA embedded derivative unlocking, net of DAC, DSI, VOBA, rider reserve and noncontrolling interest offsets, was favorable $32 million in both 2021 and 2020. The 2021 unlocking was primarily driven by higher lapse rates on recently issued business, while the 2020 unlocking was primarily driven by lowering future option budgets.

Investment related gains and losses, net of offsets, were favorable $291 million primarily driven by the favorable change in the fair value of our investment in Apollo of $639 million related to the increase in valuation price compared to 2020, realized gains on the sale of AFS securities, foreign exchange gains and a favorable change in the provision for credit losses, partially offset by the unfavorable change in fair value of reinsurance assets. The increase in realized gains on AFS securities was primarily due to an increase in sales of corporate securities and the redeployment of the Jackson reinsurance portfolio. The increase in foreign exchange gains reflects additional business denominated in foreign currencies. The favorable change in the provision for credit losses of $73 million (net of noncontrolling interests) was primarily due to the initial establishment of the allowance in the first quarter of 2020 as well as unfavorable impacts reflecting the economic downturn from the spread of COVID-19 in 2020. The change in fair value of reinsurance assets was unfavorable $1.4 billion primarily driven by the increase in US Treasury rates in 2021 compared to a decrease in 2020.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in non-operating expenses was primarily due to the costs associated with the merger with Apollo and a $53 million impairment of a COLI asset.

Investment Portfolio

We had consolidated investments, including related parties and VIEs, of $212.1 billion and $212.5 billion as of December 31, 2022 and 2021, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% – 6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. For the years ended December 31, 2022, 2021 and 2020, we incurred management fees, inclusive of base and sub-allocation fees, of $775 million, $592 million and $490 million, respectively. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $1.1 billion, $936 million, and $716 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $196.5 billion and $175.3 billion as of December 31, 2022 and 2021, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and VIEs:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$102,404	48.3%	$100,159	47.1%
Trading securities, at fair value	1,595	0.8%	2,056	1.0%
Equity securities	1,487	0.7%	1,170	0.5%
Mortgage loans	27,454	12.9%	20,748	9.8%
Investment funds	79	—%	1,178	0.6%
Policy loans	347	0.2%	312	0.1%
Funds withheld at interest	32,880	15.5%	43,907	20.7%
Derivative assets	3,309	1.6%	4,387	2.1%
Short-term investments	2,160	1.0%	139	0.1%
Other investments	773	0.4%	1,473	0.7%
Total investments	172,488	81.4%	175,529	82.7%
Investments in related parties
AFS securities, at fair value	9,821	4.6%	10,402	4.9%
Trading securities, at fair value	878	0.4%	1,781	0.8%
Equity securities, at fair value	279	0.1%	284	0.1%
Mortgage loans	1,302	0.6%	1,360	0.6%
Investment funds	1,569	0.7%	7,391	3.5%
Funds withheld at interest	9,808	4.6%	12,207	5.7%
Other investments	303	0.2%	222	0.1%
Total related party investments	23,960	11.2%	33,647	15.7%
Total investments including related parties	196,448	92.6%	209,176	98.4%
Investments owned by consolidated VIEs
Trading securities, at fair value	1,063	0.5%	—	—%
Mortgage loans	2,055	1.0%	2,040	1.0%
Investment funds, at fair value	12,480	5.9%	1,297	0.6%
Other investments, at fair value	101	—%	—	—%
Total investments owned by consolidated VIEs	15,699	7.4%	3,337	1.6%
Total investments including related parties and VIEs	$212,147	100.0%	$212,513	100.0%

The decrease in our total investments, including related parties and VIEs, as of December 31, 2022 of $366 million compared to December 31, 2021 was primarily driven by unrealized losses on AFS securities in the year ended December 31, 2022 of $18.2 billion, unrealized losses within our funds withheld portfolio, the distribution of our $2.1 billion investment in Apollo to AGM following the merger and a decrease in the change in fair value of mortgage loan assets and trading securities primarily due to an increase in US Treasury rates and credit spread widening in the current year. This was primarily offset by growth from gross organic inflows of $47.9 billion in excess of gross liability outflows of $23.0 billion, an increase in investments due to the consolidation of additional VIEs in conjunction with our merger with Apollo, the reinvestment of earnings, an increase in short-term investments related to the issuance of a reverse repurchase agreement and the deployment of proceeds from the issuances of $500 million of preferred stock and $400 million of debt.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

While the substantial majority of our investment portfolio has been allocated to corporate bonds and structured credit products, a key component of our investment strategy is the opportunistic acquisition of investment funds with attractive risk and return profiles. Our investment fund portfolio consists of funds or similar equity structures that employ various strategies including equity, hybrid and yield funds. We have a strong preference for assets that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk.

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual indexed credits on our FIA products. We primarily use fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment and investment funds, which primarily include investments over which Apollo can exercise influence. As of December 31, 2022, these investments totaled $34.4 billion, or 13.9% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels Donlen and MidCap. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$9,808	4.0%	$12,207	5.2%
Securitizations of unaffiliated assets where Apollo is manager	11,141	4.5%	9,495	4.0%
Investments in Apollo funds	5,410	2.2%	3,785	1.6%
Strategic investments in Apollo direct origination platforms	5,509	2.2%	5,704	2.4%
Strategic investment in Apollo	—	—%	2,112	0.9%
Strategic investments in insurance companies	2,502	1.0%	1,626	0.7%
Other	—	—%	17	—%
Total related party investments	$34,370	13.9%	$34,946	14.8%

As of December 31, 2022, a $9.8 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party assets. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of December 31, 2022, $28.3 billion, or 14.4% of our total net invested assets were related party investments. Of these, approximately $14.8 billion, or 7.6% of our net invested assets were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $13.4 billion, or 6.8% of our net invested assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$14,847	7.6%	$13,736	7.8%
Investments in Apollo funds	5,521	2.8%	3,802	2.2%
Strategic investments in Apollo direct origination platforms	5,509	2.8%	6,074	3.5%
Strategic investment in Apollo	—	—%	2,112	1.2%
Strategic investments in insurance companies	2,391	1.2%	1,626	0.9%
Other	—	—%	17	—%
Total related party net invested assets	$28,268	14.4%	$27,367	15.6%

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

AFS securities are carried at fair value, less allowances for expected credit losses, on our consolidated balance sheets. Changes in fair value of our AFS securities, net of related DAC and DSI amortization and the change in rider reserves, are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows or change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

The distribution of our AFS securities, including related parties, by type is as follows:

	Successor
	December 31, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577	2.3%
US state, municipal and political subdivisions	1,218	—	—	(291)	927	0.8%
Foreign governments	1,207	(27)	3	(276)	907	0.8%
Corporate	74,644	(61)	92	(13,774)	60,901	54.3%
CLO	17,722	(7)	115	(1,337)	16,493	14.7%
ABS	11,447	(29)	15	(906)	10,527	9.4%
CMBS	4,636	(5)	6	(479)	4,158	3.7%
RMBS	6,775	(329)	64	(596)	5,914	5.3%
Total AFS securities	120,982	(458)	295	(18,415)	102,404	91.3%
AFS securities – related parties
Corporate	1,028	—	1	(47)	982	0.9%
CLO	3,346	(1)	10	(276)	3,079	2.7%
ABS	6,066	—	3	(309)	5,760	5.1%
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821	8.7%
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223	0.2%
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213	1.1%
Foreign governments	1,110	—	35	(17)	1,128	1.0%
Corporate	62,817	—	4,060	(651)	66,226	59.9%
CLO	13,793	—	44	(185)	13,652	12.4%
ABS	8,890	(17)	151	(35)	8,989	8.1%
CMBS	2,764	(3)	56	(59)	2,758	2.5%
RMBS	5,772	(103)	326	(25)	5,970	5.4%
Total AFS securities	96,458	(123)	4,808	(984)	100,159	90.6%
AFS securities – related parties
Corporate	842	—	19	(2)	859	0.8%
CLO	2,573	—	5	(29)	2,549	2.3%
ABS	6,986	—	61	(53)	6,994	6.3%
Total AFS securities – related parties	10,401	—	85	(84)	10,402	9.4%
Total AFS securities including related parties	$106,859	$(123)	$4,893	$(1,068)	$110,561	100.0%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1]	$18,923	16.9%	$23,882	21.6%
Financial	23,402	20.8%	21,537	19.5%
Utilities	13,100	11.7%	14,290	12.9%
Communication	3,097	2.8%	3,492	3.2%
Transportation	3,361	3.0%	3,884	3.5%
Total corporate	61,883	55.2%	67,085	60.7%
Other government-related securities
US state, municipal and political subdivisions	927	0.8%	1,213	1.1%
Foreign governments	907	0.8%	1,128	1.0%
US government and agencies	2,577	2.3%	223	0.2%
Total non-structured securities	66,294	59.1%	69,649	63.0%
Structured securities
CLO	19,572	17.4%	16,201	14.7%
ABS	16,287	14.5%	15,983	14.4%
CMBS	4,158	3.7%	2,758	2.5%
RMBS
Agency	12	0.0%	23	—%
Non-agency	5,902	5.3%	5,947	5.4%
Total structured securities	45,931	40.9%	40,912	37.0%
Total AFS securities including related parties	$112,225	100.0%	$110,561	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.

The fair value of our AFS securities, including related parties, was $112.2 billion and $110.6 billion as of December 31, 2022 and 2021, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows, the reinvestment of earnings and the deployment of proceeds from the issuances of preferred stock and debt, mainly offset by unrealized losses on AFS securities of $18.2 billion attributed to an increase in US Treasury rates and credit spread widening.

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

An important exception to the General Designation Process occurs in the case of certain loan backed and structured securities ( LBaSS). The NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par, regardless of an investor’s carrying value. In effect, the NRSRO rating assumes that the holder is the original purchaser at par. In contrast, the SVO’s LBaSS methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. Because the NAIC’s methodology explicitly considers amortized cost and the likelihood of recovery of such amount, we view the NAIC’s methodology as the most appropriate means of evaluating the credit quality of our fixed maturity portfolio since a large portion of our holdings were purchased and are carried at significant discounts to par.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	Successor			Predecessor
	December 31, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$67,739	$58,470	52.1%	$49,639	$51,514	46.6%
2 A-C	58,139	49,067	43.7%	51,587	53,398	48.3%
Total investment grade	125,878	107,537	95.8%	101,226	104,912	94.9%
3 A-C	3,813	3,302	3.0%	4,199	4,247	3.8%
4 A-C	1,103	925	0.8%	1,113	1,100	1.0%
5 A-C	237	190	0.2%	94	88	0.1%
6	391	271	0.2%	227	214	0.2%
Total below investment grade	5,544	4,688	4.2%	5,633	5,649	5.1%
Total AFS securities including related parties	$131,422	$112,225	100.0%	$106,859	$110,561	100.0%

A significant majority of our AFS portfolio, 95.8% and 94.9% as of December 31, 2022 and 2021, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$51,926	46.3%	$44,501	40.2%
BBB	44,783	39.9%	47,636	43.1%
Non-rated[1]	8,985	8.0%	10,754	9.7%
Total investment grade	105,694	94.2%	102,891	93.0%
BB	3,176	2.8%	3,713	3.4%
B	749	0.7%	946	0.9%
CCC	1,055	0.9%	1,356	1.2%
CC and lower	584	0.5%	755	0.7%
Non-rated[1]	967	0.9%	900	0.8%
Total below investment grade	6,531	5.8%	7,670	7.0%
Total AFS securities including related parties	$112,225	100.0%	$110,561	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 5.8% and 7.0% as of December 31, 2022 and 2021, respectively. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of December 31, 2022 and 2021, non-rated securities were comprised 74% and 73%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 16% and 17%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of December 31, 2022 and 2021, 90% and 92%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $16.3 billion and $16.0 billion as of December 31, 2022 and 2021, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$9,681	59.4%	$8,089	50.6%
2 A-C	5,912	36.3%	7,047	44.1%
Total investment grade	15,593	95.7%	15,136	94.7%
3 A-C	505	3.1%	643	4.0%
4 A-C	172	1.1%	200	1.3%
5 A-C	13	0.1%	4	—%
6	4	—%	—	—%
Total below investment grade	694	4.3%	847	5.3%
Total AFS ABS including related parties	$16,287	100.0%	$15,983	100.0%

NRSRO rating agency designation
AAA/AA/A	$9,620	59.1%	$7,892	49.4%
BBB	5,901	36.2%	6,975	43.5%
Non-rated	73	0.4%	232	1.5%
Total investment grade	15,594	95.7%	15,099	94.4%
BB	505	3.1%	680	4.3%
B	172	1.1%	200	1.3%
CCC	13	0.1%	4	—%
CC and lower	3	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	693	4.3%	884	5.6%
Total AFS ABS including related parties	$16,287	100.0%	$15,983	100.0%

As of December 31, 2022 and 2021, a substantial majority of our AFS ABS portfolio, 95.7% and 94.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 95.7% and 94.4%, respectively, of securities were considered investment grade based on NRSRO ratings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $19.6 billion and $16.2 billion as of December 31, 2022 and 2021, respectively.

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$12,483	63.8%	$9,957	61.5%
2 A-C	6,955	35.5%	6,096	37.6%
Total investment grade	19,438	99.3%	16,053	99.1%
3 A-C	116	0.6%	124	0.8%
4 A-C	18	0.1%	24	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	134	0.7%	148	0.9%
Total AFS CLO including related parties	$19,572	100.0%	$16,201	100.0%

NRSRO rating agency designation
AAA/AA/A	$12,483	63.8%	$9,943	61.4%
BBB	6,955	35.5%	6,101	37.6%
Non-rated	—	—%	—	—%
Total investment grade	19,438	99.3%	16,044	99.0%
BB	116	0.6%	130	0.8%
B	18	0.1%	27	0.2%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	134	0.7%	157	1.0%
Total AFS CLO including related parties	$19,572	100.0%	$16,201	100.0%

As of December 31, 2022 and 2021, 99.3% and 99.1%, respectively, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in the current year, partially offset by unrealized losses attributed to an increase in US Treasury rates and credit spread widening.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $4.2 billion and $2.8 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, our CMBS portfolio included $3.8 billion (92% of the total) and $2.0 billion (74% of the total), respectively, of securities that are considered investment grade based on NAIC designations, while $3.5 billion (83% of the total) and $2.1 billion (75% of the total), respectively, of securities were considered investment grade based on NRSRO ratings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $5.9 billion and $6.0 billion as of December 31, 2022 and 2021, respectively.

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,069	85.7%	$5,097	85.4%
2 A-C	286	4.8%	331	5.5%
Total investment grade	5,355	90.5%	5,428	90.9%
3 A-C	304	5.2%	327	5.5%
4 A-C	185	3.1%	172	2.9%
5 A-C	67	1.1%	29	0.5%
6	3	0.1%	14	0.2%
Total below investment grade	559	9.5%	542	9.1%
Total AFS RMBS	$5,914	100.0%	$5,970	100.0%

NRSRO rating agency designation
AAA/AA/A	$1,904	32.2%	$1,110	18.6%
BBB	679	11.5%	522	8.7%
Non-rated[1]	1,301	22.0%	1,648	27.6%
Total investment grade	3,884	65.7%	3,280	54.9%
BB	97	1.6%	184	3.1%
B	112	1.9%	193	3.2%
CCC	960	16.2%	1,281	21.5%
CC and lower	542	9.2%	733	12.3%
Non-rated[1]	319	5.4%	299	5.0%
Total below investment grade	2,030	34.3%	2,690	45.1%
Total AFS RMBS	$5,914	100.0%	$5,970	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 90.5% and 90.9% as of December 31, 2022 and 2021, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of a fundamental difference in approach, NRSRO characterized 65.7% and 54.9% of our RMBS portfolio as investment grade as of December 31, 2022 and 2021, respectively.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of December 31, 2022, our AFS securities, including related parties, had a fair value of $112.2 billion, which was 14.6% below amortized cost of $131.4 billion. As of December 31, 2021, our AFS securities, including related parties, had a fair value of $110.6 billion, which was 3.5% above amortized cost of $106.9 billion. Our fair value of AFS securities as of December 31, 2022 was below amortized cost, as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting, with subsequent losses driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	Successor
	December 31, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$58,030	$(8,959)	$49,071	84.6%	$58,470	(15.3)%
2 A-C	54,616	(9,035)	45,581	83.5%	49,067	(18.4)%
Total investment grade	112,646	(17,994)	94,652	84.0%	107,537	(16.7)%
3 A-C	3,222	(455)	2,767	85.9%	3,302	(13.8)%
4 A-C	742	(101)	641	86.4%	925	(10.9)%
5 A-C	134	(25)	109	81.3%	190	(13.2)%
6	180	(18)	162	90.0%	271	(6.6)%
Total below investment grade	4,278	(599)	3,679	86.0%	4,688	(12.8)%
Total	$116,924	$(18,593)	$98,331	84.1%	$112,225	(16.6)%

	Predecessor
	December 31, 2021
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$19,369	$(338)	$19,031	98.3%	$51,514	(0.7)%
2 A-C	20,849	(475)	20,374	97.7%	53,398	(0.9)%
Total investment grade	40,218	(813)	39,405	98.0%	104,912	(0.8)%
3 A-C	1,494	(82)	1,412	94.5%	4,247	(1.9)%
4 A-C	410	(26)	384	93.7%	1,100	(2.4)%
5 A-C	41	(6)	35	85.4%	88	(6.8)%
6	61	(14)	47	77.0%	214	(6.5)%
Total below investment grade	2,006	(128)	1,878	93.6%	5,649	(2.3)%
Total	$42,224	$(941)	$41,283	97.8%	$110,561	(0.9)%

The gross unrealized losses on AFS securities, including related parties, were $18.6 billion and $941 million as of December 31, 2022 and 2021, respectively. The increase in unrealized losses on AFS securities was driven by the increase in US Treasury rates and credit spread widening experienced in the current year.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 3 – Investments to the consolidated financial statements.

As of December 31, 2022 and 2021, we held an allowance for credit losses on AFS securities of $459 million and $123 million, respectively. As a result of purchase accounting, we removed our existing CECL allowance and established a new allowance of $311 million related to purchased credit deteriorated (PCD) securities due to having marked our assets to fair value at the January 1, 2022 merger date. During the year ended December 31, 2022, we recorded an increase in provision for credit losses on AFS securities of $148 million, of which $171 million had an income statement impact and $(23) million were related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. During the year ended December 31, 2021, we recorded an increase in provision for credit losses on AFS securities of $19 million, of which $9 million had an income statement impact and $10 million were related to PCD securities and other changes. The intent-to-sell impairments for the years ended December 31, 2022 and 2021 were $51 million and $4 million, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of December 31, 2022 and 2021, 36% and 35%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the United States and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	Successor			Predecessor
	December 31, 2022			December 31, 2021
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$6,023	$5,326	13.3%	$5,172	$5,052	13.0%
Other Europe	11,062	8,899	22.1%	8,864	9,218	23.7%
Total Europe	17,085	14,225	35.4%	14,036	14,270	36.7%
Non-US North America	20,599	18,936	47.1%	17,218	17,387	44.8%
Australia & New Zealand	2,933	2,494	6.2%	2,441	2,557	6.6%
Central & South America	1,704	1,443	3.6%	1,347	1,346	3.5%
Africa & Middle East	2,253	1,900	4.7%	1,966	2,019	5.2%
Asia/Pacific	1,535	1,192	3.0%	1,256	1,262	3.2%
Total	$46,109	$40,190	100.0%	$38,264	$38,841	100.0%

Approximately 97.3% and 96.7% of these securities are investment grade by NAIC designation as of December 31, 2022 and 2021, respectively. As of December 31, 2022, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers, and 25% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of December 31, 2022, we held Russian AFS securities of $42 million, including related parties. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties and VIEs, were $3.5 billion and $3.8 billion as of December 31, 2022 and 2021, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, structured securities with embedded derivatives, investments which support various reinsurance arrangements and MidCap profit participating notes prior to the contribution of the notes to AAA during the second quarter of 2022. The decrease in trading securities was primarily driven by the contribution of our MidCap profit participating notes and PK AirFinance subordinated notes to AAA during the second quarter of 2022 as well as losses caused by an increase in US Treasury rates and credit spread widening, partially offset by the consolidation of additional VIEs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,651	15.1%	$4,870	20.1%
Retail	1,454	4.7%	2,022	8.4%
Apartment	6,692	21.7%	4,626	19.2%
Hotels	1,855	6.1%	1,727	7.2%
Industrial	2,047	6.6%	2,336	9.7%
Other commercial[1]	3,409	11.1%	1,316	5.4%
Total net commercial mortgage loans	20,108	65.3%	16,897	70.0%
Residential loans	10,703	34.7%	7,251	30.0%
Total mortgage loans, including related parties and VIEs	$30,811	100.0%	$24,148	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $30.8 billion and $24.1 billion as of December 31, 2022 and 2021, respectively. This included $1.7 billion and $1.9 billion of mezzanine mortgage loans as of December 31, 2022 and 2021, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

In connection with the merger, we elected the fair value option on our mortgage loan portfolio; therefore, we no longer have an allowance for credit losses for commercial and residential loans. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the consolidated statements of income (loss).

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2022 and 2021, we had $474 million and $990 million, respectively, of mortgage loans that were 90 days past due, of which $99 million and $54 million, respectively, were in the process of foreclosure. As of December 31, 2022 and 2021, $221 million and $856 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	Successor		Predecessor
	December 31, 2022		December 31, 2021[1]
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$46	0.3%	$410	4.2%
Hybrid	32	0.2%	667	6.7%
Yield	—	—%	99	1.0%
Other	1	—%	2	—%
Total investment funds	79	0.5%	1,178	11.9%
Investment funds – related parties
Strategic origination platforms	34	0.2%	1,338	13.6%
Strategic insurance platforms	1,259	8.9%	1,440	14.6%
Apollo and other fund investments
Equity	246	1.8%	1,199	12.1%
Hybrid	—	—%	952	9.6%
Yield	5	—%	305	3.1%
Other[2]	25	0.2%	2,157	21.9%
Total investment funds – related parties	1,569	11.1%	7,391	74.9%
Investment funds owned by consolidated VIEs
Strategic origination platforms	4,829	34.2%	264	2.7%
Strategic insurance platforms	529	3.8%	—	—%
Apollo and other fund investments
Equity	2,640	18.7%	229	2.3%
Hybrid	3,112	22.0%	56	0.6%
Yield	1,044	7.4%	748	7.6%
Other	326	2.3%	—	—%
Total investment funds owned by consolidated VIEs	12,480	88.4%	1,297	13.2%
Total investment funds, including related parties and VIEs	$14,128	100.0%	$9,866	100.0%

Note: During 2022, we contributed the majority of our investment funds to AAA, which we consolidate as a VIE. See Note 14 – Related Parties for further information on AAA.
[1] Certain reclassifications have been made to conform with current year presentation.
[2] Includes our investment in Apollo held as of December 31, 2021.

Overall, the total investment funds, including related parties and consolidated VIEs, were $14.1 billion and $9.9 billion as of December 31, 2022 and 2021, respectively. See Note 3 – Investments to the consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by the consolidation of additional VIEs in conjunction with our merger with Apollo, the deployment of organic inflows, contributions from third-party investors into AAA, a consolidated VIE, and the increase in valuation of several funds, partially offset by the distribution of our $2.1 billion investment in Apollo to AGM following the merger.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of December 31, 2022, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses). Although we do not legally own the underlying investments in the funds withheld at interest, in each instance the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US government and agencies	$—	—%	$50	0.1%
US state, municipal and political subdivisions	263	0.6%	338	0.6%
Foreign governments	401	1.0%	553	1.0%
Corporate	19,944	46.7%	26,143	46.5%
CLO	3,875	9.1%	5,322	9.5%
ABS	5,977	14.0%	7,951	14.2%
CMBS	1,122	2.6%	1,661	3.0%
RMBS	1,138	2.7%	1,586	2.8%
Equity securities	373	0.9%	243	0.4%
Mortgage loans	8,025	18.8%	9,437	16.8%
Investment funds	1,126	2.6%	1,807	3.2%
Derivative assets	141	0.3%	208	0.4%
Short-term investments	184	0.4%	54	0.1%
Cash and cash equivalents	557	1.3%	1,049	1.9%
Other assets and liabilities	(438)	(1.0)%	(288)	(0.5)%
Total funds withheld at interest including related parties	$42,688	100.0%	$56,114	100.0%

As of December 31, 2022 and 2021, we held $42.7 billion and $56.1 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 94.3% and 93.5% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of December 31, 2022 and 2021, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business and unrealized losses during the year ended December 31, 2022 attributed to an increase in US Treasury rates and credit spread widening.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$80,800	41.1%	$75,163	42.9%
CLO	19,881	10.1%	17,892	10.2%
Credit	100,681	51.2%	93,055	53.1%
CML	23,750	12.1%	21,438	12.2%
RML	11,147	5.7%	7,116	4.1%
RMBS	7,363	3.7%	6,969	4.0%
CMBS	4,495	2.3%	3,440	2.0%
Real estate	46,755	23.8%	38,963	22.3%
ABS	20,680	10.5%	20,376	11.6%
Alternative investments	12,079	6.1%	9,873	5.6%
State, municipal, political subdivisions and foreign government	2,715	1.4%	2,505	1.4%
Equity securities	1,737	0.9%	754	0.4%
Short-term investments	1,930	1.0%	111	0.1%
US government and agencies	2,691	1.4%	212	0.1%
Other investments	41,832	21.3%	33,831	19.2%
Cash and equivalents[2]	5,481	2.8%	6,116	3.5%
Policy loans and other[2]	1,702	0.9%	1,266	0.7%
Net invested assets excluding investment in Apollo	196,451	100.0%	173,231	98.8%
Investment in Apollo	—	—%	2,112	1.2%
Net invested assets	$196,451	100.0%	$175,343	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.
[2] Prior period has been updated to reflect a reclassification between line items for comparability.

Our net invested assets were $196.5 billion and $175.3 billion as of December 31, 2022 and 2021, respectively. As of December 31, 2022, corporate securities included $24.9 billion of private placements, which represented 12.7% of our net invested assets. The increase in net invested assets as of December 31, 2022 from 2021 was primarily driven by growth from net organic inflows of $39.2 billion in excess of net liability outflows of $23.7 billion, purchase accounting adjustments resulting in an increase in book value as our investment portfolio was marked up to fair value, reinvestment of earnings, an increase in short-term investments related to the issuance of a reverse repurchase agreement, an increase in valuation of several alternative investments and the deployment of proceeds from the issuances of preferred stock and debt, partially offset by the distribution of our $2.1 billion investment in Apollo to AGM following the merger.

In managing our business, we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our net reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also adjust for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but excludes the proportionate share of investments associated with the noncontrolling interest.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity, and ALM.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	Successor		Predecessor
	December 31, 2022		December 31, 2021[1]
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$662	5.5%	$590	6.0%
Redding Ridge	624	5.2%	217	2.2%
NNN Lease	579	4.8%	637	6.5%
MidCap	604	5.0%	666	6.7%
Foundation Home Loans	302	2.5%	—	—%
PK AirFinance	251	2.1%	316	3.2%
Aqua Finance	267	2.2%	—	—%
Other	308	2.5%	99	1.0%
Total strategic origination platforms	3,597	29.8%	2,525	25.6%
Strategic retirement services platforms
Athora	1,012	8.4%	743	7.5%
Catalina	417	3.4%	442	4.6%
FWD	400	3.3%	400	4.1%
Challenger	294	2.4%	232	2.3%
Venerable	241	2.0%	219	2.2%
Other	20	0.2%	133	1.3%
Total strategic retirement services platforms	2,384	19.7%	2,169	22.0%
Apollo and other fund investments
Equity
Real estate	1,212	10.0%	1,105	11.2%
Traditional private equity	947	7.8%	689	7.0%
Other	189	1.6%	309	3.1%
Total equity	2,348	19.4%	2,103	21.3%
Hybrid
Real estate	1,289	10.7%	809	8.2%
Other	1,315	10.9%	1,282	13.0%
Total hybrid	2,604	21.6%	2,091	21.2%
Yield	885	7.3%	773	7.8%
Total Apollo and other fund investments	5,837	48.3%	4,967	50.3%
Other	261	2.2%	212	2.1%
Net alternative investments	$12,079	100.0%	$9,873	100.0%

[1] Certain reclassifications have been made to conform with current year presentation.
Net alternative investments were $12.1 billion and $9.9 billion as of December 31, 2022 and 2021, respectively, representing 6.1% and 5.6% of our net invested assets portfolio as of December 31, 2022 and 2021, respectively. The increase in net alternative investments was primarily driven by deployment into alternative investments, including Foundation Home Loans and Aqua Finance, due to growth in net organic inflows in excess of liability outflows and an increase in valuation of several alternative investments. As of December 31, 2022, we have contributed approximately 68% of our net alternative investments to AAA.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our consolidated balance sheets. As discussed above in the net invested assets section, we adjust the US GAAP presentation for funds withheld, modco and VIEs. We include CLO and ABS equity tranche securities in alternative investments due to their underlying characteristics and equity-like features.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Through our relationship with Apollo, we have indirectly invested in companies that meet the key characteristics we look for in net alternative investments. Athora, our largest alternative investment, is a strategic investment.

Athora

Athora is a specialized insurance and reinsurance group fully focused on the European market. Athora’s principal operational subsidiaries are Athora Netherlands N.V. in the Netherlands, Athora Belgium SA in Belgium, Athora Lebensversicherung AG in Germany, Athora Ireland plc in Ireland, and Athora Life Re Ltd in Bermuda. Athora deploys capital and resources to further its mission to build a stand-alone independent and integrated insurance and reinsurance business. Athora’s growth is achieved primarily through acquisitions, portfolio transfers and reinsurance. Athora is building a European insurance brand and has successfully acquired, integrated, and transformed multiple insurance companies.

Our alternative investment in Athora had a carrying value of $1.0 billion and $743 million as of December 31, 2022 and 2021, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 13.77%, 10.52% and 15.94% for the years ended December 31, 2022, 2021 and 2020, respectively. Alternative investment income from Athora was $125 million, $76 million and $66 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in alternative investment income for the year ended December 31, 2022 compared to 2021 was primarily driven by an increase in average NAV as well as strong performance of the fund in the current year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measure Reconciliations

The reconciliation of total net income (loss) available to Athene Holding Ltd. common shareholder to spread related earnings, is as follows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss) available to Athene Holding Ltd. common shareholder	$(4,303)	$3,718	$1,446
Preferred stock dividends	141	141	95
Net income (loss) attributable to noncontrolling interests	(2,092)	(59)	380
Net income (loss)	(6,254)	3,800	1,921
Income tax expense (benefit)	(976)	386	285
Income (loss) before income taxes	(7,230)	4,186	2,206
Realized gains (losses) on sale of AFS securities	(176)	545	27
Unrealized, allowances and other investment gains (losses)[1]	(3,187)	1,053	73
Change in fair value of reinsurance assets	(4,084)	(629)	792
Offsets to investment gains (losses)	456	55	(159)
Investment gains (losses), net of offsets	(6,991)	1,024	733
Non-operating change in insurance liabilities and related derivatives, net of offsets	(454)	692	(235)
Integration, restructuring and other non-operating expenses	(133)	(124)	(10)
Stock compensation expense[2]	(56)	(38)	(25)
Preferred stock dividends	141	141	95
Noncontrolling interests - pre-tax income (loss) and VIE adjustments	(2,061)	(18)	393
Total adjustments to income (loss) before income taxes	(9,554)	1,677	951
Spread related earnings	$2,324	$2,509	$1,255

[1] Unrealized, allowances and other investment gains (losses) was updated to include the change in fair value of Apollo investment. [2] Stock compensation expense was updated to include our long-term incentive plan expense.

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholder’s equity is as follows:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Total AHL shareholders’ equity	$916	$20,130
Less: Preferred stock	3,154	2,312
Total AHL common shareholder's equity (deficit)	(2,238)	17,818
Less: Accumulated other comprehensive income (loss)	(12,311)	2,430
Less: Accumulated change in fair value of reinsurance assets	(3,046)	585
Less: Accumulated change in fair value of mortgage loan assets	(2,091)	—
Total adjusted AHL common shareholder's equity	$15,210	$14,803

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

	Successor	Predecessor
(In millions, except percentages)	December 31, 2022	December 31, 2021
Total debt	$3,658	$2,964
Less: Adjustment to arrive at notional debt	258	(36)
Notional debt	$3,400	$3,000

Total debt	$3,658	$2,964
Total AHL shareholders’ equity	916	20,130
Total capitalization	4,574	23,094
Less: Accumulated other comprehensive income (loss)	(12,311)	2,430
Less: Accumulated change in fair value of reinsurance assets	(3,046)	585
Less: Accumulated change in fair value of mortgage loan assets	(2,091)	—
Less: Adjustment to arrive at notional debt	258	(36)
Total adjusted capitalization	$21,764	$20,115

Debt to capital ratio	80.0%	12.8%
Accumulated other comprehensive income (loss)	(44.7)%	1.6%
Accumulated change in fair value of reinsurance assets	(11.1)%	0.4%
Accumulated change in fair value of mortgage loan assets	(7.6)%	—%
Adjustment to arrive at notional debt	(1.0)%	0.1%
Adjusted debt to capital ratio	15.6%	14.9%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Successor		Predecessor
	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$7,571	4.01%	$7,100	4.44%	$4,834	3.64%
Change in fair value of reinsurance assets	333	0.18%	1,451	0.90%	1,408	1.06%
VIE earnings and noncontrolling interest	586	0.31%	108	0.07%	46	0.03%
Alternative gains (losses)	41	0.02%	144	0.09%	(102)	(0.08)%
ACRA noncontrolling interest	(1,505)	(0.80)%	(943)	(0.59)%	(559)	(0.42)%
Reinsurance impacts	(41)	(0.02)%	—	—%	—	—%
Apollo investment (gain) loss	(33)	(0.02)%	(864)	(0.54)%	(225)	(0.17)%
Held for trading amortization and other	(39)	(0.02)%	83	0.05%	(74)	(0.05)%
Total adjustments to arrive at net investment earnings/earned rate	(658)	(0.35)%	(21)	(0.02)%	494	0.37%
Total net investment earnings/earned rate	$6,913	3.66%	$7,079	4.42%	$5,328	4.01%

Average net invested assets	$188,742		160,019		$132,750

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Successor		Predecessor
	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$14,853	7.87%	$22,134	13.83%	$12,558	9.46%
Premiums	(11,638)	(6.17)%	(14,262)	(8.91)%	(5,963)	(4.49)%
Product charges	(718)	(0.38)%	(621)	(0.39)%	(571)	(0.43)%
Other revenues	28	0.01%	(72)	(0.04)%	(36)	(0.03)%
FIA option costs	1,264	0.67%	1,125	0.70%	1,101	0.83%
Reinsurance impacts	17	0.01%	49	0.03%	57	0.04%
Non-operating change in insurance liabilities and embedded derivatives, net of offsets	938	0.50%	(2,989)	(1.87)%	(2,261)	(1.70)%
DAC and DSI amortization related to investment gains and losses[1]	64	0.03%	115	0.07%	(95)	(0.07)%
Rider reserves related to investment gains and losses	379	0.20%	(4)	—%	(10)	(0.01)%
Policy and other operating expenses, excluding policy acquisition expenses	(1,110)	(0.59)%	(772)	(0.48)%	(533)	(0.40)%
AmerUs Closed Block fair value liability	291	0.15%	57	0.04%	(104)	(0.08)%
ACRA noncontrolling interest	(530)	(0.28)%	(759)	(0.47)%	(527)	(0.40)%
Other	59	0.04%	(8)	(0.01)%	(41)	(0.03)%
Total adjustments to arrive at cost of funds	(10,956)	(5.81)%	(18,141)	(11.33)%	(8,983)	(6.77)%
Total cost of funds	$3,897	2.06%	$3,993	2.50%	$3,575	2.69%

Average net invested assets	$188,742		$160,019		$132,750
[1] Periods prior to the merger include VOBA amortization related to investment gains and losses.

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
US GAAP policy and other operating expenses	$1,493	$1,128	$893
Interest expense	(227)	(139)	(114)
Policy acquisition expenses, net of deferrals	(383)	(356)	(360)
Integration, restructuring and other non-operating expenses	(133)	(134)	(10)
Stock compensation expenses[1]	(56)	(38)	(25)
ACRA noncontrolling interest	(231)	(93)	(58)
Other changes in policy and other operating expenses	3	(9)	(2)
Total adjustments to arrive at other operating expenses	(1,027)	(769)	(569)
Other operating expenses	$466	$359	$324

[1] Stock compensation expense was updated to include our long-term incentive plan expense.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Total investments, including related parties	$196,448	$209,176
Derivative assets	(3,309)	(4,387)
Cash and cash equivalents (including restricted cash)	8,407	10,275
Accrued investment income	1,328	962
Net receivable (payable) for collateral on derivatives[1]	(1,486)	(3,902)
Reinsurance funds withheld and modified coinsurance	1,423	(1,035)
VIE and VOE assets, liabilities and noncontrolling interest	12,747	2,958
Unrealized (gains) losses	22,284	(4,057)
Ceded policy loans	(179)	(169)
Net investment receivables (payables)[1]	186	43
Allowance for credit losses	471	361
Other investments	(10)	—
Total adjustments to arrive at gross invested assets	41,862	1,049
Gross invested assets	238,310	210,225
ACRA noncontrolling interest	(41,859)	(34,882)
Net invested assets	$196,451	$175,343

[1] Prior period has been updated to reflect a reclassification between line items for comparability.

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Investment funds, including related parties and VIEs	$14,128	$9,866
Equity securities[1]	509	872
CLO and ABS equities included in trading securities[1]	225	1,418
Investment in Apollo	—	(2,112)
Investment funds within funds withheld at interest	1,126	1,807
Royalties and other assets included in other investments	15	50
Net assets of the VIE, excluding investment funds	(2,041)	(772)
Unrealized (gains) losses	44	14
ACRA noncontrolling interest	(1,836)	(1,270)
Other assets	(91)	—
Total adjustments to arrive at net alternative investments	(2,049)	7
Net alternative investments	$12,079	$9,873

[1] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Total liabilities	$243,667	$212,968
Debt	(3,658)	(2,964)
Derivative liabilities	(1,646)	(472)
Payables for collateral on derivatives and securities to repurchase	(3,841)	(6,446)
Other liabilities	(1,635)	(2,975)
Liabilities of consolidated VIEs	(815)	(461)
Reinsurance impacts	(9,186)	(4,594)
Policy loans ceded	(179)	(169)
ACRA noncontrolling interest	(38,382)	(32,933)
Other	1	(3)
Total adjustments to arrive at net reserve liabilities	(59,341)	(51,017)
Net reserve liabilities	$184,326	$161,951

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

Our investment portfolio is structured to ensure a strong liquidity position over time in order to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of December 31, 2022 was $94.5 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of December 31, 2022 was $21.5 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion Credit Facility, with potential increases up to $1.75 billion. The Credit Facility was undrawn as of December 31, 2022 and had a remaining term of more than one year, subject to up to two one-year extensions. Additionally, during 2022, we entered into a revolving Liquidity Facility that has a borrowing capacity of $2.5 billion, with potential increases up to $3.0 billion. The Liquidity Facility was undrawn as of December 31, 2022 and has a 364-day term, subject to additional 364-day extensions. On February 7, 2023, we borrowed $1.0 billion from the Liquidity Facility for short-term cash flow needs. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance Subsidiaries’ Liquidity

Operations

The primary cash flow sources for our insurance subsidiaries include retirement services product inflows (premiums and deposits), investment income, principal repayments on our investments, net transfers from separate accounts and financial product inflows. Uses of cash include investment purchases, payments to policyholders for surrenders, withdrawals and payout benefits, interest and principal payments on funding agreements, payments to satisfy pension group annuity obligations, policy acquisition costs and general operating costs.

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of December 31, 2022 and 2021, approximately 76% and 74%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of December 31, 2022 and 2021, approximately 60% and 54%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of December 31, 2022, approximately 29% of our net reserve liabilities were generally non-surrenderable, including funding agreements, group annuities and payout annuities, while 53% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of December 31, 2022 and 2021, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of December 31, 2022 and 2021, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $3.7 billion and $2.8 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of December 31, 2022, the total maximum borrowing capacity under the FHLB facilities were limited to $52.4 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of December 31, 2022, we had the ability to draw up to an estimated $5.8 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of December 31, 2022 and 2021, the payables for repurchase agreements were $4.7 billion and $3.1 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $5.0 billion and $3.2 billion, respectively. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2021, payables for repurchase agreements were comprised of $2.5 billion of short-term and $598 million of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of December 31, 2022, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of December 31, 2022, we had no outstanding payables under this facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$(6,254)	$3,800	$1,921
Payment at inception or recapture of reinsurance agreements, net	—	—	(723)
Non-cash revenues and expenses	12,512	6,492	2,956
Net cash provided by operating activities	6,258	10,292	4,154
Sales, maturities and repayments of investments	28,163	42,063	18,712
Purchases of investments	(62,386)	(70,220)	(33,230)
Other investing activities	(152)	225	(299)
Net cash used in investing activities	(34,375)	(27,932)	(14,817)
Inflows on investment-type policies and contracts	33,920	21,447	18,836
Withdrawals on investment-type policies and contracts	(10,209)	(7,042)	(7,067)
Other financing activities	2,761	5,224	2,720
Net cash provided by financing activities	26,472	19,629	14,489
Effect of exchange rate changes on cash and cash equivalents	(15)	(2)	(26)
Net increase (decrease) in cash and cash equivalents[1]	$(1,660)	$1,987	$3,800

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $6.3 billion, $10.3 billion and $4.2 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in cash provided by operating activities for the year ended December 31, 2022 compared to 2021 was primarily driven by lower cash received from pension group annuity transactions net of outflows as well as an increase in cash paid for taxes.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $34.4 billion, $27.9 billion and $14.8 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily attributed to a decrease in sales, maturities and repayments of securities primarily driven by the redeployment of the Jackson reinsurance investment portfolio in the prior year. This was partially offset by a decrease in the purchases of investments as the prior year included purchases from the redeployment of the Jackson reinsurance transaction, partially offset by cash inflows from higher organic growth compared to the prior year.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of preferred stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $26.5 billion, $19.6 billion and $14.5 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily attributed to higher organic inflows from retail and flow reinsurance net of withdrawals, net capital contributions from noncontrolling interests, including capital contributions from third-party investors into AAA, and the issuance of preferred stock in the current year, partially offset by the change in cash collateral posted for derivative transactions driven by unfavorable equity market performance in 2022 compared to 2021, the payment of the $750 million dividend to Apollo declared in 2021, the payment of additional common stock dividends of $563 million for the year ended December 31, 2022 and lower net proceeds from the issuance of long-term debt than in the prior year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of December 31, 2022:

	Payments Due by Period
(In millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Interest sensitive contract liabilities	$173,653	$20,431	$40,875	$33,971	$78,376
Future policy benefits	55,328	2,168	4,115	4,070	44,975
Other policy claims and benefits	129	129	—	—	—
Dividends payable to policyholders	96	5	9	9	73
Debt[1]	5,357	153	306	306	4,592
Securities to repurchase[2]	5,315	2,036	1,360	1,919	—
Total	$239,878	$24,922	$46,665	$40,275	$128,016

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the December 31, 2022 interest rate.

Atlas Securitized Products Holdings LP (Atlas)

On February 8, 2023, the Company, Apollo and Credit Suisse AG (CS) undertook the first close of their previously announced transaction whereby certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). A subsequent closing was held on February 23, 2023. Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe, which has issued an assurance letter to CS to guarantee the full amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this transaction. In addition, Atlas has entered into an investment management contract to manage certain assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of our guarantees related to the Transaction are not material to the consolidated financial statements.

Holding Company Liquidity

Common Stock Dividends

We declared common stock cash dividends of $750 million on December 31, 2021 with a record date and payment date following the completion of our merger with AGM. The dividend payable was included in related party other liabilities on the consolidated balance sheets as of December 31, 2021. The dividend was paid on January 4, 2022. We also paid $563 million in additional common stock dividends during the year ended December 31, 2022.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion Credit Facility, drawing on the remaining $1.5 billion of our revolving Liquidity Facility or by pursuing future issuances of debt or preference shares to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our Credit Facility contains various standard covenants with which we must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the Credit Facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the Credit Facility) of no less than $7.3 billion, and restrictions on our ability to incur debt and liens, in each case with certain exceptions. Our revolving Liquidity Facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum Consolidated Net Worth (as such term is defined in the Liquidity Facility) of no less than $9.3 billion and restrictions on our ability to incur debt and liens, in each case with certain exceptions.

Shelf Registration – Under our Shelf Registration Statement, subject to market conditions, we have the ability to issue, in indeterminate amounts, debt securities, preference shares, depositary shares, Class A common shares, warrants and units.

Debt – The following summarizes our outstanding long-term senior notes (in millions, except percentages):

Issuance	Issue Date	Maturity Date	Interest Rate	Principal Balance
2028 Senior Unsecured Notes	January 12, 2018	January 12, 2028	4.125%	$1,000
2030 Senior Unsecured Notes	April 3, 2020	April 3, 2030	6.150%	$500
2031 Senior Unsecured Notes	October 8, 2020	January 15, 2031	3.500%	$500
2051 Senior Unsecured Notes	May 25, 2021	May 25, 2051	3.950%	$500
2052 Senior Unsecured Notes	December 13, 2021	May 15, 2052	3.450%	$500
2033 Senior Unsecured Notes	November 21, 2022	February 1, 2033	6.650%	$400

See Note 10 – Debt to the consolidated financial statements for further information on debt.

Preferred Stock – The following summarizes our perpetual non-cumulative preferred stock issuances (in millions, except share, per share data and percentages):

Issuance	Fixed/Floating	Rate	Issue Date	Optional Redemption Date[1]	Shares Issued	Par Value Per Share	Liquidation Value Per Share	Aggregate Net Proceeds
Series A	Fixed-to-Floating Rate	6.350%	June 10, 2019	June 30, 2029	34,500	$1.00	$25,000	$839
Series B	Fixed-Rate	5.625%	September 19, 2019	September 30, 2024	13,800	$1.00	$25,000	$333
Series C	Fixed-Rate Reset	6.375%	June 11, 2020	Variable[2]	24,000	$1.00	$25,000	$583
Series D	Fixed-Rate	4.875%	December 18, 2020	December 30, 2025	23,000	$1.00	$25,000	$557
Series E	Fixed-Rate Reset	7.750%	December 12, 2022	Variable[3]	20,000	$1.00	$25,000	$487

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

3 We may redeem during a period from and including December 30 of each year in which there is a Reset Date to and including such Reset Date. Reset Date means December 30, 2027 and each date falling on the fifth anniversary of the preceding Reset Date.

See Note 11 – Equity to the consolidated financial statements for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2022.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2022 and 2021, the revolving note payable had an outstanding balance of $896 million and $158 million, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Use of Captives

While our business strategy does not involve the use of captives, we ceded certain liabilities to a captive reinsurer that we acquired in connection with the Aviva USA acquisition. The captive reinsurer was formed in 2011 and is domiciled in the state of Vermont. The statutory reserves of the affiliated captive reinsurer are supported by a combination of funds withheld receivable assets and letters of credit issued by an unaffiliated financial institution. The reinsurance activities within the captive reinsurer are eliminated in consolidation. As discussed in Note 13 – Statutory Requirements to the consolidated financial statements, a permitted practice of the state of Vermont allows the captive to include issued and outstanding letters of credit in the amount of $112 million and $117 million as of December 31, 2022 and 2021, respectively, as admitted assets in its statutory financial statements. The NAIC and certain state insurance departments have scrutinized insurance companies’ use of affiliated captive reinsurers. Regulatory changes regarding the use of captives could affect our financial position and results of operations.

Capital

We believe we have a strong capital position and are well positioned to meet policyholder and other obligations. We measure capital sufficiency using an internal capital model which reflects management’s view on the various risks inherent to our business, the amount of capital required to support our core operating strategies and the amount of capital necessary to maintain our current ratings in a recessionary environment. The amount of capital required to support our core operating strategies is determined based upon internal modeling and analysis of economic risk, as well as inputs from rating agency capital models and consideration of both NAIC RBC and Bermuda capital requirements. Capital in excess of this required amount is considered excess equity capital, which is available to deploy.

As of December 31, 2022 and 2021, our US insurance companies’ TAC, as defined by the NAIC, was $4.1 billion and $3.0 billion, respectively, and our US RBC ratio was 387% and 377%, respectively. The increase in our US insurance companies’ TAC was primarily related to capital contributions to provide capital in support of organic growth. Each US domestic insurance subsidiary’s state of domicile imposes minimum RBC requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of TAC to its authorized control level RBC (ACL). Our TAC was significantly in excess of all regulatory standards as of December 31, 2022 and 2021, respectively.

Bermuda statutory capital and surplus for our Bermuda insurance companies in aggregate was $14.8 billion and $14.6 billion as of December 31, 2022 and 2021, respectively. Our Bermuda insurance companies adhere to BMA regulatory capital requirements to maintain statutory capital and surplus to meet the MMS and maintain minimum EBS capital and surplus to meet the ECR. Under the EBS framework, assets are recorded at market value and insurance reserves are determined by reference to nine prescribed scenarios, with the scenario resulting in the highest reserve balance being ultimately required to be selected. The Bermuda group’s EBS capital and surplus was $21.9 billion and $19.7 billion, resulting in a BSCR ratio of 278% and 232% as of December 31, 2022 and 2021, respectively. The increase was primarily driven by the movement in interest rates. The Bermuda group’s BSCR ratio includes the capital and surplus of ALRe, AARe, ALReI and all of their subsidiaries, including AADE and its subsidiaries. An insurer must have a BSCR ratio of 100% or greater to be considered solvent by the BMA. As of December 31, 2022 and 2021, our Bermuda insurance companies held the appropriate capital to adhere to these regulatory standards. As of December 31, 2022 and 2021, our Bermuda RBC ratio was 407% and 410%, respectively. The Bermuda RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance subsidiaries on an aggregate basis with certain adjustments made by management as described in the glossary. We exclude our interests in subsidiary holding companies from our capital base for purposes of calculating Bermuda RBC, but do reflect such interests within our capital analysis, net of risk charges.

As of December 31, 2022 and 2021, our consolidated statutory capital and surplus in the aggregate was $20.1 billion and $19.6 billion, respectively, and our consolidated RBC ratio was 416% and 433%, respectively. Our consolidated regulatory capital represents the aggregate capital of our US and Bermuda insurance entities, determined with respect to each insurance entity by applying the statutory accounting principles applicable to each such entity with adjustments made to, among other things, assets and expenses at the holding company level. The consolidated RBC ratio is calculated by applying the NAIC RBC factors to the statutory financial statements of our non-US reinsurance and US reinsurance subsidiaries on an aggregate basis, including interests in other non-insurance subsidiary holding companies, with certain adjustments made by management to our Bermuda and non-insurance holding companies. See Glossary – Consolidated RBC for further information.

ACRA – ACRA provides us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA provides a capital source to fund both our inorganic and organic channels, including pension group annuity, funding agreement and retail channels. This strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements and should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements. The following summary of our critical accounting estimates is intended to enhance one’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimate.

Investments

We are responsible for the fair value measurement of investments presented in our consolidated financial statements. We perform regular analysis and review of our valuation techniques, assumptions and inputs used in determining fair value to evaluate if the valuation approaches are appropriate and consistently applied, and the various assumptions are reasonable. We also perform quantitative and qualitative analysis and review of the information and prices received from commercial pricing services and broker-dealers, to verify it represents a reasonable estimate of the fair value of each investment. In addition, we use both internally-developed and commercially-available cash flow models to analyze the reasonableness of fair values using credit spreads and other market assumptions, where appropriate. For investment funds, we typically recognize our investment, including those for which we have elected the fair value option, based on net asset value information provided by the general partner or related asset manager. For a discussion of our investment funds for which we have elected the fair value option, see Note 6 – Fair Value to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Fixed Maturity Securities, Equity Securities and Mortgage Loans

The following table presents the fair value of fixed maturity securities, equity securities and mortgage loans, including those with related parties and those held by consolidated VIEs, by pricing source and fair value hierarchy:

	December 31, 2022
(In millions, except percentages)	Total	Level 1	Level 2	Level 3
Fixed maturity securities
AFS securities
Priced via commercial pricing services	$78,335	$2,570	$75,758	$7
Priced via independent broker-dealer quotations	23,166	—	20,475	2,691
Priced via models or other methods	10,724	—	—	10,724
Trading securities
Priced via commercial pricing services	1,087	21	1,066	—
Priced via independent broker-dealer quotations	506	2	453	51
Priced via models or other methods	880	—	—	880
Trading securities of consolidated VIEs	1,063	5	436	622
Total fixed maturity securities including related parties and VIEs	115,761	2,598	98,188	14,975
Equity securities
Priced via commercial pricing services	995	150	845	—
Priced via independent broker-dealer quotations	15	—	—	15
Priced via models or other methods	356	—	—	356
Total equity securities including related parties and VIEs	1,366	150	845	371
Mortgage loans
Priced via commercial pricing services	27,644	—	—	27,644
Priced via models or other methods	1,112	—	—	1,112
Mortgage loans of consolidated VIEs	2,055	—	—	2,055
Total mortgage loans including related parties and VIEs	30,811	—	—	30,811
Total fixed maturity securities, equity securities and mortgage loans including related parties and consolidated VIEs	$147,938	$2,748	$99,033	$46,157
Percent of total	100.0%	1.9%	66.9%	31.2%

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

Effective January 1, 2022, we elected the fair value option on our mortgage loan portfolio. We use independent commercial pricing services to value our mortgage loan portfolio. Discounted cash flow analysis is performed through which the loans’ contractual cash flows are modeled and an appropriate discount rate is determined to discount the cash flows to arrive at a present value. Financial factors, credit factors, collateral characteristics and current market conditions are all taken into consideration when performing the discounted cash flow analysis. We perform vendor due diligence exercises annually to review vendor processes, models and assumptions. Additionally, we review price movements on a quarterly basis to ensure reasonableness.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies. Liabilities for nonparticipating long duration contracts are established using accepted actuarial valuation methods which require us to make certain assumptions regarding expenses, investment yields, mortality, morbidity, and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2022, the reserve investment yield assumptions for nonparticipating contracts range from 2.3% to 6.6% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary. Premium deficiency tests are performed periodically using current assumptions, without provisions for adverse deviation, to test the appropriateness of the established reserves. If the reserves using current assumptions are greater than the existing reserves, the excess is recorded and the initial assumptions are revised.

Liabilities for Guaranteed Living Withdrawal Benefits and Guaranteed Minimum Death Benefits

We issue and reinsure deferred annuity contracts which contain GLWB and GMDB riders. We establish future policy benefits for GLWB and GMDB by estimating the expected value of withdrawal and death benefits in excess of the projected account balance. We recognize the excess proportionally over the accumulation period based on total actual and expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, which includes lapses, withdrawals and utilization of the benefit riders, mortality, and market conditions affecting the account balance.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The assessments used to accrue liabilities are based on interest margins, rider charges, surrender charges and realized gains (losses). As such, future reserve changes can be sensitive to changes in investment results and the impacts of shadow adjustments, which represent the impact of assuming unrealized gains (losses) are realized in future periods. As of December 31, 2022, the GLWB and GMDB liability balance, including the impacts of shadow adjustments, totaled $5.3 billion. The relative sensitivity of the GLWB and GMDB liability balance from changes to these assumptions, including the impacts of shadow adjustments from hypothetical changes in projected assessments, changes in the discount rate and annual equity growth, has decreased and are not significant following the business combination and pushdown accounting election described in Note 2 – Business Combination.

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

A significant assumption in determining policy liabilities for indexed annuities is the vector of rates used to discount indexed strategy cash flows. The change in risk free rates is expected to drive most of the movement in the discount rates between periods. Changes to credit spreads for a given credit rating as well as any change to our credit rating requiring a revised level of nonperformance risk would also be factors in the changes to the discount rate. If the discount rates used to discount the indexed strategy cash flows were to fluctuate, there would be a resulting change in reserves for indexed annuities recorded through the consolidated statements of income (loss).

As of December 31, 2022, we had embedded derivative liabilities classified as Level 3 in the fair value hierarchy of $5.8 billion. The increase (decrease) to the embedded derivatives on indexed annuity products from hypothetical changes in discount rates is summarized as follows:

(In millions)	December 31, 2022
+100 bps discount rate	$(299)
–100 bps discount rate	331

However, these estimated effects do not take into account potential changes in other variables, such as equity price levels and market volatility, which can also contribute significantly to changes in carrying values. Therefore, the quantitative impact presented in the table above does not necessarily correspond to the ultimate impact on the consolidated financial statements. In determining the ranges, we have considered current market conditions, as well as the market level of discount rates that can reasonably be anticipated over the near-term. For additional information regarding sensitivities to interest rate risk and public equity risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks—Sensitivities.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are amortized over the lives of the policies, based upon the proportion of the present value of actual and expected deferred costs to the present value of actual and expected gross profits to be earned over the life of the policies. Gross profits include investment spread margins, surrender charge income, policy administration, changes in the GLWB and GMDB reserves and realized gains (losses) on investments. Current period gross profits for indexed annuities also include the change in fair value of both freestanding and embedded derivatives.

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

Estimated future gross profits vary based on a number of factors but are typically most sensitive to changes in investment spread margins, which are the most significant component of gross profits. If estimated gross profits for all future years on business in force were to change, including the impacts of shadow adjustments, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease to amortization of DAC and DSI on the consolidated statements of income (loss) or AOCI.

Actual gross profits will depend on actual margins, including the changes in the value of embedded derivatives. The most sensitive assumption in determining the value of the embedded derivative is the vector of rates used to discount the embedded derivative cash flows. If the discount rates used to discount the embedded derivative cash flows were to change, there would be a resulting increase or decrease to the balances of DAC and DSI recorded as an increase or decrease in amortization of DAC and DSI on the consolidated statements of income (loss).

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

The assessment of whether an entity is a VIE and the determination of whether we should consolidate such VIE requires judgment by our management. Those judgments include, but are not limited to: (1) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (3) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (4) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all relevant economic interests including proportionate interests held through related parties.

Additionally, evaluating an entity to determine whether it meets the characteristics of an investment company is qualitative in nature and may involve significant judgment. We have retained this specialized accounting for investment companies in consolidation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. We recognize the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. We review and evaluate our tax positions quarterly to determine whether we have uncertain tax positions that require financial statement recognition. For more information regarding income taxes, see Note 12 – Income Taxes to the consolidated financial statements.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. We test the value of deferred assets for realizability at the taxpaying-component level within each tax jurisdiction. Significant judgment and estimates are required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
•whether sufficient taxable income exists within the allowed carryback or carryforward periods;
•whether future reversals of existing taxable temporary differences will occur, including any tax planning strategies that could be used;
•nature or character (e.g., ordinary vs. capital) of the deferred tax assets and liabilities; and
•whether future taxable income exclusive of reversing temporary differences and carryforwards exist.

Impact of Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
Risk Management Framework

The function of our risk management framework is to identify, assess and prioritize risks to ensure that both senior management and the board of directors understand and can manage our risk profile. The processes supporting risk management are designed to ensure that our risk profile is consistent with our stated risk appetite and that we maintain sufficient capital and liquidity to support our corporate plan, while meeting the requirements imposed by our policyholders, regulators and other stakeholders. Risk management strives to maximize the value of our existing business platform to shareholders, preserve our ability to realize business and market opportunities under stressed market conditions, and to withstand the impact of severely adverse events.

The risk management framework includes a governance committee structure that supports accountability in current risk-based decision making and effective risk management. Governance committees are established at three levels: the board of directors, AHL management, and subsidiary management. We utilize a host of assessment tools to monitor and assess our risk profile, results of which are shared with senior management periodically at management level committees, such as the management risk committee (MRC) and the management investment and asset liability committee (MIALC), and with the board of directors quarterly. Business management retains the primary responsibility for day-to-day management of risk.

Risk Management

The risk management team consists of eight teams: Business and Operational Risk, ALM, Regulatory and Risk Analytics, Derivative Governance & Risk Policy, Derivatives and Structured Solutions, Asset Risk Management, Strategic & Emerging Risk and Risk Operations & Change Management. The risk management team is led by our Chief Risk Officer, who reports to the chair of the AHL Risk Committee. Our risk management team is comprised of more than 50 dedicated, full-time employees.

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
•analyzing interest rate risk, cash flow mismatch, and liquidity risk;
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

Credit Risk and Counterparty Risk

To operate our business model, which is based on generating spread related earnings, we must bear credit risk. However, as we assume credit risk through our investment, reinsurance and hedging activities, we endeavor to ensure that risk exposures remain diversified, that we are adequately compensated for the risks we assume and that the level of risk is consistent with our risk appetite and objectives.

Credit risk is a key risk taken in the asset portfolio, as the credit spread on our investments is what drives our spread related earnings. We manage credit risk by avoiding idiosyncratic risk concentrations, understanding and managing our systematic exposure to economic and market conditions through stress testing, monitoring investment activity daily and distinguishing between price and default risk from credit exposures. Concentration and portfolio limits are designed to ensure that exposure to default and impairment risk is sufficiently modest to not represent a solvency risk, even in severe economic conditions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
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

We utilize reinsurance to mitigate risks that are inconsistent with our strategy or objectives. For example, we have reinsured much of the mortality risk we would otherwise have accumulated through our various acquisitions, allowing us to focus on our core annuity business. These reinsurance agreements expose us to the credit risk of our counterparties. We manage this risk to avoid counterparty risk concentrations through various mechanisms: utilization of reinsurance structures such as funds withheld or modco to retain ownership of the assets and limit counterparty risk to the cost of replacing the counterparty; diversification across counterparties; and when possible, novating policies to eliminate counterparty risk altogether.

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

Active portfolio management is performed by the investment managers at Apollo, with direction from the management committees. ALM risk is also managed by the management committees. The performance of our investment portfolio managed by Apollo is reviewed periodically by the management committees and board of directors. The management committees strive to improve returns to shareholders and protect policyholders, while dynamically managing the risk within our expectations.

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

The equity index hedging framework implemented is one of static and dynamic replication. Unique policy-level liability options are matched with static OTC options and residual risk arising from policyholder behavior and other trading constraints (for example minimum trade size) are managed dynamically by decomposing the risk of the portfolio (asset and liability positions) into market risk measures which are managed to pre-established risk limits. The portfolio risks are measured overnight and rebalanced daily to ensure that the risk profile remains within risk appetite. Valuation is done at the position level, and risks are aggregated and shown at the level of each underlying index. Risk measures that have term structure sensitivity, such as index volatility risk and interest rate risk, are monitored and risk managed along the term structure.

We are also exposed to equity risk in our alternative investment portfolio. The form of those investments is typically a limited partnership interest in a fund. We currently target fund investments that have characteristics resembling fixed income investments versus those resembling pure equity investments, but as holders of partnership positions, our investments are generally held as equity positions. Alternative investments are comprised of several categories, including at the most liquid end of the spectrum “liquid strategies,” (which is mostly exposure to publicly traded equities), followed by “yield,” “equity,” and “hybrid” strategies. Our alternatives portfolio also includes strategic equity investments in origination platforms, insurance platforms and others.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
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

Currency Risk

We manage our currency risk to maintain minimal exposure to currency fluctuations. We attempt to hedge completely the currency risk arising in our investment portfolio, funding agreements or indexed annuity liabilities. In general, we match currency exposure of assets and liabilities. When the currency denominations of the assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate currency mismatch risk.

Inflation Risk

We manage our inflation risk to maintain minimal exposure to changes in purchasing power. In general, we attempt to match inflation exposure of assets and liabilities. When the inflation exposure profiles of assets and liabilities do not match, we generally undertake hedging activities to eliminate or mitigate inflation mismatch risk. We attempt to hedge the majority of inflation risk arising from the pension group annuity business that we reinsure.

Scenario Analysis

We evaluate our exposure to credit risk by analyzing our portfolio’s performance during simulated periods of economic stress. We manage our business, capital and liquidity needs to withstand stress scenarios and target capital we believe will maintain our current ratings in a moderate recession scenario and maintain investment grade ratings under a deep recession scenario, a substantially severe financial crisis akin to the Lehman scenario in 2008. In the recession scenario, we calibrate recessionary shocks to several key risk factors (including but not limited to default rates, recoveries, credit spreads and US Treasury yields) using data from the 1991, 2001, and 2008 recessions, and estimate impacts to the various sectors in our portfolio. In the deep recession scenario, we use default probabilities from the 2008-2009 period, along with recovery and ratings migration rates, to estimate impairment impacts, and we use credit spread and interest rate movements from the 2008–2009 period to estimate mark to market changes. Management reviews the impacts of our stress test analyses on a quarterly basis.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of December 31, 2022, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $707 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes to rider reserves, resulting in an offsetting increase to our pre-tax income of $23 million. If there was a similar parallel increase in interest rates from levels as of December 31, 2021, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $511 million with an offsetting increase to pre-tax income of $17 million from DAC, DSI and VOBA amortization and changes in rider reserves. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of financial instruments in the estimated outcome as of December 31, 2022, when compared to December 31, 2021, was primarily due to the election of the fair value accounting option for our mortgage loan portfolio. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks
Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $30 – $40 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities, offset by DAC and DSI amortization and rider reserve change, all calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income (loss) of an immediate, parallel increase in interest rates of 25 basis points from levels as of December 31, 2022, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of December 31, 2022, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $269 million. The net change in fair value for these financial instruments would directly impact the current period gross profits and assessments used in the calculations of DAC and DSI amortization and changes in rider reserves, resulting in an offsetting increase to our pre-tax income of $20 million. As of December 31, 2021, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $392 million with an offsetting increase to our pre-tax income of $131 million from DAC, DSI and VOBA amortization and changes in rider reserves. The decline in the DAC, DSI, and VOBA amortization as of December 31, 2022, when compared to that as of December 31, 2021, is driven by the decline in the market value of the equity options. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Athene Holding Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Athene Holding Ltd. and subsidiaries (the “Company”) as of December 31, 2022 (Successor), the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for the year ended December 31, 2022 (Successor) and the related notes and the financial statement schedules listed in the Index at Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2022 (Successor), in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Certain Structured Level 3 Asset-Backed Securities - Refer to Note 3, Investments, Note 6, Fair Value, and Note 14, Related Parties
Critical Audit Matter Description
Investments in certain structured Level 3 asset-backed securities are reported at fair value in the consolidated financial statements. These investments without readily determinable market values, are valued using significant unobservable inputs that involve considerable judgment by management. The Company uses internal modeling techniques based on projected cash flows and certain other unobservable inputs to value its structured Level 3 asset-backed securities. The significant unobservable inputs may include discount rates, issue specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions.
Given that the Company utilizes valuation models and significant unobservable inputs to estimate the fair value for certain of its structured Level 3 asset-backed securities, performing audit procedures to evaluate these inputs requires a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation models and significant unobservable inputs utilized by the Company to estimate the fair value of investments in certain structured Level 3 asset-backed securities included the following, among others:
•We involved senior, more experienced audit team members in the performance of our audit procedures.
•We tested the design and operating effectiveness of controls over management’s determination of the fair value of these securities.

•With the assistance of our fair value specialists, we:
–    Evaluated the models and unobservable inputs used by the Company to estimate fair value for a sample of these securities.
–    Developed independent fair value estimates and compared our estimates to the Company’s estimates for a sample of these securities.
•On a sample basis, we evaluated the Company’s historical ability to accurately estimate the fair value of these securities by comparing previous estimates of fair value to market transactions with third parties adjusted for changes in market conditions.
Certain Assumptions Used in the Valuation of Value of Business Acquired (VOBA), Future Policy Benefits, and Interest Sensitive Contract Liabilities - Refer to notes 1, Business, Basis of Presentation and Significant Accounting Policies, 6, Fair Value, and 8, Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired
Critical Audit Matter Description
On January 1, 2022, the Company completed its merger with Apollo Global Management, Inc. (AGM) and elected pushdown accounting to use AGM’s basis of accounting, which reflects the fair value of the assets and liabilities at the time of the merger. In conjunction with the merger and in subsequent periods, the Company determined estimated valuations of VOBA, negative VOBA, Future Policy Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives. The Company’s valuations are based on actuarial methodologies and include significant unobservable inputs associated with underlying economic and future policyholder behavior assumptions.
Significant judgment is applied by the Company in determining these assumptions. Specifically, the future policyholder behavior assumptions related to lapses and the use of benefit riders, as well as the assumptions for the future equity option costs or option budget and risk margin involve significant unobservable inputs and may materially impact the estimated valuation of VOBA, negative VOBA, Future Policy Benefits and Interest Sensitive Contract Liabilities, which include embedded derivatives.
Given the significant judgement involved with determining these economic and policyholder behavior assumptions, auditing these estimates requires a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value and actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to these economic and policyholder behavior assumptions determined by the Company included the following, among others:
•We involved senior, more experienced audit team members, including fair value and actuarial specialists, to plan and perform audit procedures.
•We tested the effectiveness of controls over management’s development of these assumptions, including those controls over the underlying data.
•With the assistance of our fair value and actuarial specialists, we:
–    Evaluated the methods, models, and judgements applied by the Company in determining these assumptions, including evaluating the results of experience studies or other data used as a basis for setting those assumptions.
–    Evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently developed by our fair value and actuarial specialists, drawing upon standard actuarial and industry practices.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 28, 2023
We have served as the Company's auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Athene Holding Ltd.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Athene Holding Ltd. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes and financial statement schedules as of and for each of the two years in the period ended December 31, 2021 listed in the accompanying index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Des Moines, Iowa
February 25, 2022

We served as the Company's auditor from 2015 to 2022.

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2022 – $120,982 and 2021 – $96,458; allowance for credit losses: 2022 – $458 and 2021 – $123)	$102,404	$100,159
Trading securities, at fair value	1,595	2,056
Equity securities (portion at fair value: 2022 – $1,087 and 2021 – $1,170)	1,487	1,170
Mortgage loans (allowance for credit losses: 2021 – $154; portion at fair value: 2022 – $27,454 and 2021 – $17)	27,454	20,748
Investment funds (portion at fair value: 2022 – $0 and 2021 – $183)	79	1,178
Policy loans	347	312
Funds withheld at interest (portion at fair value: 2022 – $(4,847) and 2021 – $782)	32,880	43,907
Derivative assets	3,309	4,387
Short-term investments (portion at fair value: 2022 – $520 and 2021 – $139)	2,160	139
Other investments (portion at fair value: 2022 – $611 and 2021 – $130)	773	1,473
Total investments	172,488	175,529
Cash and cash equivalents	7,779	9,479
Restricted cash	628	796
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2022 – $10,440 and 2021 – $10,401; allowance for credit losses: 2022 – $1 and 2021 – $0)	9,821	10,402
Trading securities, at fair value	878	1,781
Equity securities, at fair value	279	284
Mortgage loans (allowance for credit losses: 2021 – $5; portion at fair value 2022 – $1,302 and 2021 – $0)	1,302	1,360
Investment funds (portion at fair value: 2022 – $959 and 2021 – $2,958)	1,569	7,391
Funds withheld at interest (portion at fair value: 2022 – $(1,425) and 2021 – $578)	9,808	12,207
Other investments (portion at fair value: 2022 – $303 and 2021 – $0)	303	222
Accrued investment income (related party: 2022 – $105 and 2021 – $54)	1,328	962
Reinsurance recoverable (portion at fair value: 2022 – $1,388 and 2021 – $1,991)	4,367	4,594
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,576	5,362
Goodwill	4,058	—
Other assets (related party: 2022 – $90 and 2021 – $0)	9,690	1,257
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value	1,063	—
Mortgage loans (related party: 2022 – $342 and 2021 – $231; allowance for credit losses: 2021 – $78; portion at fair value: 2022 – $2,055 and 2021 – $0)	2,055	2,040
Investment funds, at fair value (related party: 2022 – $10,068 and 2021 – $1,068)	12,480	1,297
Other investments, at fair value	101	—
Cash and cash equivalents	362	154
Other assets	112	32
Total assets	$246,047	$235,149

(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Balance Sheets

	Successor	Predecessor
(In millions, except per share data)	December 31, 2022	December 31, 2021
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2022 – $11,889 and 2021 – $12,948; portion at fair value: 2022 – $6,670 and 2021 – $16,142)	$173,653	$156,325
Future policy benefits (related party: 2022 – $2,148 and 2021 – $1,853; portion at fair value: 2022 – $1,712 and 2021 – $2,262)	55,328	42,488
Debt	3,658	2,964
Derivative liabilities	1,646	472
Payables for collateral on derivatives and securities to repurchase	6,707	7,044
Other liabilities (related party: 2022 – $564 and 2021 – $936)	1,860	3,214
Liabilities of consolidated variable interest entities (related party: 2022 – $292 and 2021 – $0)	815	461
Total liabilities	243,667	212,968
Commitments and Contingencies (Note 15)
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; authorized, issued and outstanding: 2022 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2022 and 2021 – 425.0 shares; issued and outstanding: 2022 – 203.8 and 2021 – 192.2 shares	—	—
Additional paid-in capital	18,119	6,667
Retained earnings (accumulated deficit)	(4,892)	11,033
Accumulated other comprehensive income (loss) (related party: 2022 – $(491) and 2021 – $33)	(12,311)	2,430
Total Athene Holding Ltd. shareholders’ equity	916	20,130
Noncontrolling interests	1,464	2,051
Total equity	2,380	22,181
Total liabilities and equity	$246,047	$235,149

(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Income (Loss)

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues
Premiums (related party: 2022 – $261, 2021 – $298 and 2020 – $322)	$11,638	$14,262	$5,963
Product charges (related party: 2022 – $41, 2021 – $43 and 2020 – $51)	718	621	571
Net investment income (related party investment income: 2022 – $1,403, 2021 – $2,497 and 2020 – $1,101; and related party investment expense: 2022 – $775, 2021 – $592 and 2020 – $490)	7,571	7,100	4,834
Investment related gains (losses) (related party: 2022 – $(1,670), 2021 – $221 and 2020 – $702)	(12,706)	4,215	3,287
Other revenues (related party: 2022 – $0, 2021 – $22 and 2020 – $0)	(28)	72	36
Revenues of consolidated variable interest entities
Net investment income (related party investment income: 2022 – $19, 2021 – $1 and 2020 – $0)	111	77	51
Investment related gains (losses) (related party: 2022 – $542, 2021 – $31 and 2020 – $0)	319	(27)	22
Total revenues	7,623	26,320	14,764
Benefits and expenses
Interest sensitive contract benefits (related party: 2022 – $18, 2021 – $392 and 2020 – $295)	541	4,442	3,891
Amortization of deferred sales inducements	—	198	66
Future policy and other policy benefits (related party: 2022 – $286, 2021 – $365 and 2020 – $405)	12,310	15,734	7,187
Amortization of deferred acquisition costs and value of business acquired	509	632	521
Policy and other operating expenses (related party: 2022 – $244, 2021 – $51 and 2020 – $53)	1,493	1,128	893
Total benefits and expenses	14,853	22,134	12,558
Income (loss) before income taxes	(7,230)	4,186	2,206
Income tax expense (benefit)	(976)	386	285
Net income (loss)	(6,254)	3,800	1,921
Less: Net income (loss) attributable to noncontrolling interests	(2,092)	(59)	380
Net income (loss) attributable to Athene Holding Ltd. shareholders	(4,162)	3,859	1,541
Less: Preferred stock dividends	141	141	95
Net income (loss) available to Athene Holding Ltd. common shareholder	$(4,303)	$3,718	$1,446

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$(6,254)	$3,800	$1,921
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities, net of offsets	(17,457)	(2,283)	2,358
Unrealized gains (losses) on hedging instruments	2	232	(106)
Foreign currency translation and other adjustments	(16)	(10)	18
Other comprehensive income (loss), before tax	(17,471)	(2,061)	2,270
Income tax expense (benefit) related to other comprehensive income (loss)	(3,083)	(371)	413
Other comprehensive income (loss)	(14,388)	(1,690)	1,857
Comprehensive income (loss)	(20,642)	2,110	3,778
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,169)	(208)	541
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(16,473)	$2,318	$3,237

See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Equity

	Predecessor
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2019	$—	$—	$4,171	$6,939	$2,281	$13,391	$750	$14,141
Adoption of accounting standards	—	—	—	(117)	(6)	(123)	(2)	(125)
Net income	—	—	—	1,541	—	1,541	380	1,921
Other comprehensive income	—	—	—	—	1,696	1,696	161	1,857
Issuance of preferred shares, net of expenses	—	—	1,140	—	—	1,140	—	1,140
Issuance of common shares, net of expenses	—	—	1,510	—	—	1,510	—	1,510
Stock-based compensation	—	—	25	—	—	25	—	25
Retirement or repurchase of shares	—	—	(233)	(195)	—	(428)	—	(428)
Preferred stock dividends	—	—	—	(95)	—	(95)	—	(95)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Balance at December 31, 2020	—	—	6,613	8,073	3,971	18,657	1,483	20,140
Net income (loss)	—	—	—	3,859	—	3,859	(59)	3,800
Other comprehensive loss	—	—	—	—	(1,541)	(1,541)	(149)	(1,690)
Issuance of common shares, net of expenses	—	—	11	—	—	11	—	11
Stock-based compensation	—	—	43	—	—	43	—	43
Retirement or repurchase of shares	—	—	—	(8)	—	(8)	—	(8)
Preferred stock dividends	—	—	—	(141)	—	(141)	—	(141)
Common stock dividends declared	—	—	—	(750)	—	(750)	—	(750)
Contributions from noncontrolling interests	—	—	—	—	—	—	758	758
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	18	18
Balance at December 31, 2021	$—	$—	$6,667	$11,033	$2,430	$20,130	$2,051	$22,181

	Successor
Balance at January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(4,162)	—	(4,162)	(2,092)	(6,254)
Other comprehensive loss	—	—	—	—	(12,311)	(12,311)	(2,077)	(14,388)
Issuance of preferred shares, net of expenses	—	—	487	—	—	487	—	487
Stock-based compensation allocation from parent	—	—	50	—	—	50	—	50
Preferred stock dividends	—	—	—	(141)	—	(141)	—	(141)
Common stock dividends	—	—	—	(563)	—	(563)	—	(563)
Contributions from parent	—	—	38	—	—	38	—	38
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,047	1,047
Distributions to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	2,457	2,457
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at December 31, 2022	$—	$—	$18,119	$(4,892)	$(12,311)	$916	$1,464	$2,380
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities
Net income (loss)	$(6,254)	$3,800	$1,921
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and value of business acquired	509	632	521
Amortization of deferred sales inducements	—	198	66
Net amortization (accretion) of net investment premiums, discounts and other	285	(192)	(203)
Payment at inception or recapture of reinsurance agreements, net	—	—	(723)
Net investment income (related party: 2022 – $(294), 2021 – $(1,380) and 2020 – $(363))	(506)	(1,493)	(395)
Net recognized (gains) losses on investments and derivatives (related party: 2022 – $(224), 2021 – $(180) and 2020 – $(27))	5,949	(3,632)	(687)
Policy acquisition costs deferred	(1,127)	(698)	(633)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2022 – $(51), 2021 – $(16) and 2020 – $(13))	(370)	(63)	(130)
Interest sensitive contract liabilities (related party: 2022 – $(23), 2021 – $398 and 2020 – $276)	(1,269)	3,357	3,347
Future policy benefits and reinsurance recoverable (related party: 2022 – $157, 2021 – $247 and 2020 – $302)	5,339	8,743	3,258
Funds withheld assets (related party: 2022 – $1,184, 2021 – $(419) and 2020 – $(902))	5,229	(634)	(2,288)
Other assets and liabilities	(1,527)	274	100
Net cash provided by operating activities	6,258	10,292	4,154
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2022 – $4,197, 2021 – $2,040 and 2020 – $282)	$18,564	$28,620	$11,384
Trading securities (related party: 2022 – $79, 2021 – $76 and 2020 – $31)	217	201	170
Equity securities (related party: 2022 – $6, 2021 – $12 and 2020 – $5)	389	209	820
Mortgage loans (related party: 2022 – $46, 2021 – $16 and 2020 – $12)	3,562	2,900	2,162
Investment funds (related party: 2022 – $1,543, 2021 – $1,433 and 2020 – $691)	1,704	1,823	788
Derivative instruments and other investments (related party: 2022 – $184, 2021 – $330 and 2020 – $0)	3,123	5,185	2,505
Short-term investments (related party: 2022 – $0, 2021 – $2,732 and 2020 – $28)	604	3,125	883
Purchases of:
Available-for-sale securities (related party: 2022 – $(4,035), 2021 – $(6,057) and 2020 – $(3,127))	(36,684)	(47,181)	(23,404)
Trading securities (related party: 2022 – $(156), 2021 – $(267) and 2020 – $(278))	(915)	(489)	(341)
Equity securities (related party: 2022 – $(208), 2021 – $(216) and 2020 – $(19))	(441)	(931)	(1,362)
Mortgage loans (related party: 2022 – $(364), 2021 – $(918) and 2020 – $(61))	(12,951)	(11,131)	(4,091)
Investment funds (related party: 2022 – $(4,738), 2021 – $(3,140) and 2020 – $(1,372))	(5,755)	(3,807)	(1,536)
Derivative instruments and other investments (related party: 2022 – $(266), 2021 – $(75) and 2020 – $0)	(3,008)	(3,636)	(1,879)
Short-term investments (related party: 2022 – $(33), 2021 – $(2,734) and 2020 – $(28))	(2,632)	(3,045)	(617)
Consolidation of new variable interest entities	393	—	—
Deconsolidation of previously consolidated entities	(393)	—	—
Other investing activities, net	(152)	225	(299)
Net cash used in investing activities	(34,375)	(27,932)	(14,817)

			(Continued)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Consolidated Statements of Cash Flows

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from financing activities
Issuance of common stock	$—	$11	$351
Proceeds from debt	399	997	992
Repayment of debt	—	—	(75)
Deposits on investment-type policies and contracts (related party: 2022 – $68, 2021 – $82 and 2020 – $86)	33,920	21,447	18,836
Withdrawals on investment-type policies and contracts (related party: 2022 – $(350), 2021 – $(420) and 2020 – $(382))	(10,209)	(7,042)	(7,067)
Capital contributions from noncontrolling interests	1,047	758	240
Capital distributions to noncontrolling interests	(63)	—	(46)
Capital contributions from noncontrolling interests of consolidated variable interest entities	2,214	72	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	(330)	3,243	546
Issuance of preferred stock, net of expenses	487	—	1,140
Preferred stock dividends	(141)	(141)	(95)
Common stock dividends	(1,313)	—	—
Repurchase of common stock	—	(8)	(428)
Other financing activities, net	461	292	95
Net cash provided by financing activities	26,472	19,629	14,489
Effect of exchange rate changes on cash and cash equivalents	(15)	(2)	(26)
Net (decrease) increase in cash and cash equivalents	(1,660)	1,987	3,800
Cash and cash equivalents at beginning of year[1]	10,429	8,442	4,642
Cash and cash equivalents at end of year[1]	$8,769	$10,429	$8,442

Supplementary information
Cash paid for taxes	$821	$192	$168
Cash paid for interest	244	125	99
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $270, 2021 – $330 and 2020 – $344)	878	2,103	30,172
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2022 – $1,493, 2021 – $1,532 and 2020 – $1,435)	9,131	8,098	5,010
Investments received from settlements on reinsurance agreements	36	124	53
Investments received from settlements on related party reinsurance agreements	—	41	—
Investments received from pension group annuity premiums	4,185	4,971	2,364
Investments exchanged for related party investments	—	139	—
Related party investment funds exchanged for related party investments	—	—	516
Reduction in investments and other assets and liabilities relating to recapture of reinsurance agreement	—	—	4,298
Related party investments received in exchange for the issuance of Class A common shares	—	—	1,147
Investments exchanged with third-party cedants	612	—	—
Assets contributed to consolidated VIEs	8,007	169	—
Short-term debt converted to funding agreements	—	—	400
Distributions to parent	2,145	—	—

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.
(Concluded)
See accompanying notes to consolidated financial statements

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products in the United States (US) and internationally.

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

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual experience could materially differ from these estimates and assumptions. Our principal estimates impact:

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

Merger – On January 1, 2022, we completed our merger with Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo) and are now a direct wholly owned subsidiary of AGM. We have elected pushdown accounting in which we use AGM’s basis of accounting, which reflects the fair market value of our assets and liabilities at the time of the merger, unless otherwise prescribed by US GAAP. Our consolidated financial statements are presented as Predecessor for the periods prior to the merger and Successor for subsequent periods. See Note 2 – Business Combination for further information on the merger.

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

AFS Securities – AFS securities are held at fair value on the consolidated balance sheets with unrealized gains and losses, net of allowances for expected credit losses, tax and adjustments to DAC, DSI, VOBA and future policy benefits, if applicable, generally reflected in accumulated other comprehensive income (loss) (AOCI) on the consolidated balance sheets. Unrealized gains or losses relating to identified risks within AFS securities in fair value hedging relationships are reflected in investment related gains (losses) on the consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Trading Securities – We elected the fair value option for certain fixed maturity securities. These fixed maturity securities are classified as trading, with changes to fair value included in investment related gains (losses) on the consolidated statements of income (loss). Although the securities are classified as trading, the trading activity related to these investments is primarily focused on asset and liability matching activities and is not intended to be an income strategy based on active trading. As such, the activity related to these investments on the consolidated statements of cash flows is classified as investing activities.

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

Purchased Credit Deteriorated (PCD) Investments – We purchase certain structured securities, primarily RMBS, which upon our assessment have been determined to meet the definition of PCD investments. Additionally, structured securities classified as beneficial interests follow the initial measurement guidance for PCD investments if there is a significant difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The initial allowance for credit losses for PCD investments is recorded through a gross-up adjustment to the initial amortized cost. For structured securities classified as beneficial interests, the initial allowance is calculated as the present value of the difference between contractual cash flows adjusted for expected prepayments and expected cash flows at the date of recognition. The non-credit purchase discount or premium is amortized into investment income using the effective interest method. The credit discount, represented by the allowance for expected credit losses, is remeasured each period following the policies for measuring credit losses described in the Credit Losses – Available-for-Sale Securities section below.

Mortgage Loans – Effective January 1, 2022, we elected the fair value option on our mortgage loan portfolio. Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest, or the loan is 90 days past due unless guaranteed by US government-sponsored agencies. Interest income and prepayment fees are reported in net investment income on the consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the consolidated statements of income (loss).

Prior to January 1, 2022, mortgage loans were primarily stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of allowances for expected credit losses. We recorded amortization of premiums and discounts using the effective yield method and contractual cash flows on the underlying loan. Amortization of premiums and discounts were reported in net investment income on the consolidated statements of income (loss).

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

We record our proportionate share of investment fund income within net investment income on the consolidated statements of income (loss). Contributions paid or distributions received by us are recorded directly to the investment fund balance as an increase to carrying value or as a return of capital, respectively.

Policy Loans – Policy loans are funds provided to policyholders in return for a claim on the policyholder’s account balance. The funds provided are limited to a specified percentage of the account balance. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policyholder’s account balance. Policy loans are reported at the unpaid principal balance. Interest income is recorded as earned using the contract interest rate and is reported in net investment income on the consolidated statements of income (loss).

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Other Investments – Other investments includes, but is not limited to, term loans collateralized by mortgages on residential and commercial real estate and other uncollateralized loans. Effective January 1, 2022, we elected the fair value option on these loans. Prior to January 1, 2022, mortgage collateralized term and uncollaterialized loans were stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of allowances for expected credit losses.

Interest income is accrued on the principal amount of the loan based on its contractual interest rate. We accrue interest on loans until it is probable we will not receive interest or the loan is 90 days past due. We recorded amortization of premiums and discounts using the effective interest method and contractual cash flows on the underlying loan. Interest income, amortization of premiums and discounts, and prepayment and other fees are included in net investment income on the consolidated statements of income (loss). Changes in fair value are included in investment related gains (losses) on the consolidated statements of income (loss).

Securities Repurchase and Reverse Repurchase Agreements – Securities repurchase and reverse repurchase transactions involve the temporary exchange of securities for cash or other collateral of equivalent value, with agreement to redeliver a like quantity of the same or similar securities at a future date and at a fixed and determinable price. We evaluate transfers of securities under these agreements to repurchase or resell to determine whether they satisfy the criteria for accounting treatment as secured borrowing or lending arrangements. Agreements not meeting the criteria would require recognition of the transferred securities as sales or purchases, with related forward repurchase or resale commitments. All of our securities repurchase transactions are accounted for as secured borrowings and are included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets. Earnings from investing activities related to the cash received under our securities repurchase arrangements are included in net investment income on the consolidated statements of income (loss). The associated borrowing cost is included in policy and other operating expenses on the consolidated statements of income (loss). The investments purchased in reverse repurchase agreements, which represent collateral on a secured lending arrangement, are not reflected in our consolidated balance sheets; however, the secured lending arrangement is recorded as a short-term investment for the principal amount loaned under the agreement.

Investment Income – We recognize investment income as it accrues or is legally due, net of investment management and custody fees. Investment income on fixed maturity securities includes coupon interest, as well as the amortization of any premium and the accretion of any discount. Investment income on equity securities represents dividend income and preferred coupons interest. Realized gains and losses on sales of investments are included in investment related gains (losses) on the consolidated statements of income (loss). Realized gains and losses on investments sold are determined based on a first-in first-out method.

Credit Losses – Assets Held at Amortized Cost and Off-Balance Sheet Credit Exposures – We establish an allowance for expected credit losses at the time of purchase for assets held at amortized cost, which primarily historically included our residential and commercial mortgage loan portfolios, but also includes certain other loans and reinsurance assets. The allowance for expected credit losses represents the portion of the asset's amortized cost basis that we do not expect to collect due to credit losses over the asset's contractual life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions or macroeconomic forecasts. We use a quantitative probability of default and loss given default methodology to develop our estimate of expected credit loss. We develop the estimate on a collective basis factoring in the risk characteristics of the assets in the portfolio. If an asset does not share similar risk characteristics with other assets, the asset is individually assessed.

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

The initial allowance for assets held at amortized cost other than for PCD investments, and subsequent changes in the allowance including PCD investments, are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss). The provision for credit losses for reinsurance assets held at amortized cost is recorded through policy and other operating expenses on the consolidated statements of income (loss).

We limit accrued interest income on loans to 90 days of interest. Once a loan becomes 90 days past due, the loan is put on non-accrual status and any accrued interest is written off. Once a loan is on non-accrual status, we first apply any payments received to the principal of the loan, and once the principal is repaid, we include amounts received in net investment income. We have elected to present accrued interest receivable separately in accrued investment income on the consolidated balance sheets. We have also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance given our policy to write off such balances in a timely manner. Any write-off of accrued interest is recorded through a reversal of net investment income on the consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

We also have certain off-balance sheet credit exposures for which we establish a liability for expected credit losses. These exposures primarily relate to commitments to fund commercial or residential mortgage loans that are not unconditionally cancellable. The methodology for estimating the liability for these credit exposures is consistent with that described above, with the additional consideration pertaining to the probability of funding. At the time the commitment expires or is funded, the liability is reversed and an allowance for expected credit losses is established, as applicable. The liability for off-balance sheet credit exposures is included in other liabilities on the consolidated balance sheets. The establishment of the initial liability and all subsequent changes are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

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

The allowance for expected credit losses is remeasured each period for the passage of time, any change in expected cash flows, and changes in the fair value of the security. All impairments, whether intent or requirement to sell or credit-related, are recorded through a charge to the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss). All changes in the allowance for expected credit losses are recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

We have elected to present accrued interest receivable separately in accrued investment income on the consolidated balance sheets. We have also elected the practical expedient to exclude the accrued interest receivable from the amortized cost balance used to calculate the allowance for expected credit losses, as we have a policy to write off such balances in a timely manner, when they become 90 days past due. Any write-off of accrued interest is recorded through a reversal of net investment income on the consolidated statements of income (loss).

Upon determining that all or a portion of the amortized cost of an asset is uncollectible, which is generally when all efforts for collection are exhausted, the amortized cost is written off against the existing allowance. Any write off in excess of the existing allowance is recorded through the provision for credit losses within investment related gains (losses) on the consolidated statements of income (loss).

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

For a cash flow hedge, all changes in the fair value of the hedging derivative are reported within AOCI and the related gains or losses on the derivative are reclassified into the consolidated statements of income (loss) when the cash flows of the hedged item affect earnings.

For a fair value hedge, changes in the fair value of the hedging derivative and changes in the fair value of the hedged item related to the designated risk being hedged are reported on the consolidated statements of income (loss) according to the nature of the risk being hedged. Additionally, changes in the fair value of amounts excluded from the assessment of effectiveness are recorded in AOCI and amortized into income over the life of the hedge accounting relationship.

For a net investment hedge, changes in the fair value of the hedging derivative are reported within AOCI to offset the translation adjustments for subsidiaries with functional currencies other than US dollar.

We discontinue hedge accounting prospectively when: (1) we determine the derivative is no longer highly effective in offsetting changes in the estimated cash flows or fair value of a hedged item; (2) the derivative expires, is sold, terminated, or exercised; or (3) the derivative is de-designated as a hedging instrument. When hedge accounting is discontinued, the derivative continues to be carried on the consolidated balance sheets at fair value, with changes in fair value recognized in investment related gains (losses) on the consolidated statements of income (loss).

For a derivative not designated as a hedge, changes in the derivative’s fair value and any income received or paid on derivatives at the settlement date are included in investment related gains (losses) on the consolidated statements of income (loss).

Embedded Derivatives – We issue and reinsure products, primarily indexed annuity products, or purchase investments that contain embedded derivatives. If we determine the embedded derivative has economic characteristics not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately, unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as the entire contract is carried at fair value with all related gains and losses recognized in investment related gains (losses) on the consolidated statements of income (loss). Embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract.

Fixed indexed annuity, index-linked variable annuity and indexed universal life insurance contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain equity market indices. The equity market option is an embedded derivative. The benefit reserve is equal to the sum of the fair value of the embedded derivative and the host (or guaranteed) component of the contracts. The fair value of the embedded derivatives represents the present value of cash flows attributable to the indexed strategies. The embedded derivative cash flows are based on assumptions for future policy growth, which include assumptions for expected index credits on the next policy anniversary date, future equity option costs, volatility, interest rates and policyholder behavior assumptions including lapses and the use of benefit riders. The embedded derivative cash flows are discounted using a rate that reflects our own credit rating. The host contract is established at contract inception as the initial account value less the initial fair value of the embedded derivative and accreted over the policy’s life. Contracts acquired through a business combination which contain an embedded derivative are re-bifurcated as of the acquisition date. Changes in the fair value of embedded derivatives associated with fixed indexed annuities, index-linked variable annuities and indexed universal life insurance contracts are included in interest sensitive contract benefits on the consolidated statements of income (loss).

Additionally, reinsurance agreements written on a funds withheld or modco basis contain embedded derivatives. We have determined that the right to receive or obligation to pay the total return on the assets supporting the funds withheld at interest or funds withheld liability, respectively, represents a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modco agreements is computed as the unrealized gain (loss) on the underlying assets and is included within funds withheld at interest for assumed agreements, and for ceded agreements the funds withheld liability is included in other liabilities on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses) on the consolidated statements of income (loss). Assumed and ceded earnings from funds withheld at interest, funds withheld liability and changes in the fair value of embedded derivatives are reported in operating activities on the consolidated statements of cash flows. Contributions to and withdrawals from funds withheld at interest and funds withheld liability are reported in operating activities on the consolidated statements of cash flows.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
We are required to consolidate a VIE if we are the primary beneficiary, defined as the variable interest holder with both the power to direct the activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. We determine whether we are the primary beneficiary of an entity based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and our relative exposure to the related risks of the VIE. Since affiliates of AGM, a related party under common control, are the decision makers in certain of the investment funds and securitization vehicles, we and a member of our related party group may together have the characteristics of the primary beneficiary of an investment fund. In this situation, we have concluded we consolidate the VIE when we have significant economic exposure to the entity. We reassess the VIE and primary beneficiary determinations on an ongoing basis.

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
Goodwill—Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The impairment test is performed at the reporting unit level. Goodwill on the consolidated balance sheets includes the impacts of foreign currency translation.

We performed our annual goodwill impairment test as of October 1, 2022 and did not identify any impairment. See Note 2 – Business Combination for disclosure regarding the goodwill recorded related to our merger with AGM.

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

Assets and liabilities assumed or ceded under coinsurance, funds withheld, or modco are presented gross on the consolidated balance sheets. For investment contracts, the change in assumed and ceded reserves are presented net in interest sensitive contract benefits on the consolidated statements of income (loss). For insurance contracts, the change in assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the consolidated statements of income (loss). Assumed or ceded premiums are included in premiums on the consolidated statements of income (loss).

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

In connection with the application of pushdown accounting, we changed our VOBA amortization such that all VOBA and negative VOBA balances are amortized in relation to applicable policyholder liabilities. Significant assumptions that impact VOBA and negative VOBA amortization are consistent with those that impact the measurement of policyholder liabilities.

Prior to the application of pushdown accounting, VOBA associated with investment contracts without significant revenue streams from sources other than investment of the policyholder funds was amortized using the effective interest method. VOBA associated with immediate annuity contracts classified as long duration contracts was amortized at a constant rate in relation to net policyholder liabilities. For universal life-type policies and investment contracts with significant revenue streams from sources other than investment of policyholder funds, VOBA was amortized in relation to the present value of estimated gross profits using methods consistent with those used to amortize DAC and DSI. Negative VOBA was amortized at a constant rate in relation to applicable net policyholder liabilities.

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

Changes in the interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the consolidated statements of income (loss). Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 7 – Reinsurance for more information on reinsurance.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Future Policy Benefits—We issue contracts classified as long-duration, which includes term and whole life, accident and health, disability, and deferred and immediate annuities with life contingencies (which includes pension group annuities with life contingencies). Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to expenses, investment yields, mortality, morbidity and persistency, with a provision for adverse deviation, at the date of issue or acquisition. As of December 31, 2022, the reserve investment yield assumptions for nonparticipating contracts range from 2.3% to 6.6% and are specific to our expected earned rate on the asset portfolio supporting the reserves. We base other key assumptions, such as mortality and morbidity, on industry standard data adjusted to align with actual company experience, if necessary.

For long-duration contracts, the assumptions are locked in at contract inception and only modified if we deem the reserves to be inadequate. We periodically review actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net US GAAP liability (gross reserves less DAC, DSI and VOBA) is less than the gross premium liability, impairment is deemed to have occurred, and the DAC, DSI and VOBA asset balances are reduced until the net US GAAP liability is equal to the gross premium liability. If the DAC, DSI and VOBA asset balances are completely written off and the net US GAAP liability is still less than the gross premium liability, then an additional liability is recorded to arrive at the gross premium liability.

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

Changes in future policy benefits other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the consolidated statements of income (loss). Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the consolidated balance sheets. See the reinsurance accounting policy discussed in –Reinsurance above and Note 7 – Reinsurance for more information on reinsurance.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Recognition of Revenues and Related Expenses—Revenues for universal life-type policies and investment contracts, including surrender and market value adjustments, costs of insurance, policy administration, GMDB, GLWB and no-lapse guarantee charges, are earned when assessed against policyholder account balances during the period. Interest credited to policyholder account balances and the change in fair value of embedded derivatives within fixed indexed annuity contracts is included in interest sensitive contract benefits on the consolidated statements of income (loss).

Premiums for long-duration contracts, including products with fixed and guaranteed premiums and benefits, are recognized as revenue when due from policyholders. When premiums are due over a significantly shorter period than the period over which benefits are provided, such as immediate annuities with life contingencies (which includes pension group annuities), a deferred profit liability is established equal to the excess of the gross premium over the net premium. The deferred profit liability is recognized in future policy benefits on the consolidated balance sheets and amortized into income in relation to applicable policyholder liabilities through future policy and other policy benefits on the consolidated statements of income (loss).

All insurance related revenue is reported net of reinsurance ceded.

Income Taxes—We compute income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using estimated tax rates expected to be in effect for the year in which the differences are expected to reverse. Such temporary differences are primarily due to the tax basis of reserves, DAC, VOBA, unrealized investment gains/losses, reinsurance related differences, embedded derivatives and net operating loss carryforwards. Changes in deferred income tax assets and liabilities associated with components of OCI are recorded directly to OCI. Deferred income taxes related to investments in our corporate foreign subsidiaries are computed using an outside basis approach. We record deferred taxes for those components of the outside basis difference, which are expected to reverse in the foreseeable future, without limitation to the overall outside basis difference. We evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized. We adjust the valuation allowance if, based on our evaluation, there is a change in the amount of deferred income tax assets that are deemed more-likely-than-not to be realized. Changes in deferred tax assets and liabilities attributable to changes in enacted income tax rates are recorded through net income in the period of enactment. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authorities, based on the technical merits of our position. For those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize any income tax interest and penalties in income tax expense.

See Note 12 – Income Taxes for discussion on withholding taxes for undistributed earnings of subsidiaries.

Reclassifications—Certain reclassifications have been made to conform with current year presentation.

Adopted Accounting Pronouncements

Reference Rate Reform (Topic 848) (Accounting Standards Update (ASU) 2022-06, ASU 2021-01, ASU 2020-04)

We adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have, and are not expected to have, a material impact on the consolidated financial statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which we will no longer be permitted to apply the expedients provided in Topic 848. We will continue to evaluate the impact of reference rate reform on contract modifications and hedging relationships.

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

We were required to adopt these updates on January 1, 2023. Certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis. Early adoption was permitted. We do not expect that the adoption of this standard will have a material effect on our shareholders’ equity as of our transition date, which is January 1, 2022. Subsequent to the transition date, the remeasurement of liabilities for certain products and features that include use of current discount rates can reasonably be expected to have a significant positive impact on our US GAAP shareholders’ equity as of December 31, 2022, given the increase in rates during 2022. We are continuing to evaluate the quantitative impact of adopting this guidance on our consolidated financial statements for periods subsequent to our transition date.

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

The following represents the calculation of consideration:

(In millions, except exchange ratio and share price data)	Consideration
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration	699
Effective settlement of pre-existing relationships	896
Total merger consideration	13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604
Fair value of preferred stock	2,666
Noncontrolling interest	2,276
Total AHL equity value	$22,546

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the calculation of goodwill and fair value amounts recognized:

(In millions)	Fair value and goodwill calculation
Merger consideration	$13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604

Assets
Investments	$176,015
Cash and cash equivalents	9,479
Restricted cash	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	4,527
Other assets	5,749
Assets of consolidated variable interest entities	3,635
Estimated fair value of total assets acquired by AGM	239,041
Liabilities
Interest sensitive contract liabilities	160,211
Future policy benefits	47,114
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Other liabilities	2,443
Liabilities of consolidated variable interest entities	461
Estimated fair value of total liabilities assumed by AGM	220,568
Identifiable net assets	18,473
Less: Fair value of preferred stock	2,666
Less: Fair value of noncontrolling interests	2,276
Estimated fair value of net assets acquired by AGM, excluding goodwill	13,531
Goodwill attributable to AHL	$4,073

During the fourth quarter of 2022, we finalized pushdown accounting. Adjustments to provisional amounts were made prospectively as data became available based on facts and circumstances that existed as of the merger date. The income effects from changes to provisional amounts were recorded in the period the adjustment was made, as if the adjustment had been recorded on the merger date. During the year ended December 31, 2022, we made adjustments which decreased provisional goodwill by $108 million. The adjustments were comprised of $25 million for measurement period adjustments and $83 million to adjust a valuation of an investment. The measurement period adjustments were primarily related to decreases in interest sensitive contract liabilities, future policy benefits and VOBA, and the income statement effects were immaterial to those periods.

As part of pushdown accounting, we recorded the calculated goodwill based on the amount that our AHL equity value to be held by AGM exceeded the fair value of identifiable net assets less the amounts attributable to fair values of preferred stock and noncontrolling interests. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the merger. The goodwill recorded is not expected to be deductible for tax purposes. Goodwill on the consolidated balance sheets includes the impacts of foreign currency translation. We incurred transaction costs of $70 million associated with the merger which were included in policy and other operating expenses on the consolidated statements of income for the year ended December 31, 2021.

We also recorded VOBA and other identifiable intangible assets. Other identifiable intangible assets are included in other assets on the consolidated balance sheets, as follows:

Distribution channels	These assets are valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution channels, less returns for contributory assets.
Trade name	This represents the Athene trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life.
Insurance licenses	Licenses are protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair value (in millions)	Weighted average useful life (in years)
VOBA	$4,527	7
Distribution channels	1,870	18
Trade name	160	20
Insurance licenses	26	Indefinite
Total	$6,583

3. Investments

AFS Securities—The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	Successor
	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577
US state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Predecessor
	December 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$231	$—	$2	$(10)	$223
US state, municipal and political subdivisions	1,081	—	134	(2)	1,213
Foreign governments	1,110	—	35	(17)	1,128
Corporate	62,817	—	4,060	(651)	66,226
CLO	13,793	—	44	(185)	13,652
ABS	8,890	(17)	151	(35)	8,989
CMBS	2,764	(3)	56	(59)	2,758
RMBS	5,772	(103)	326	(25)	5,970
Total AFS securities	96,458	(123)	4,808	(984)	100,159
AFS securities – related parties
Corporate	842	—	19	(2)	859
CLO	2,573	—	5	(29)	2,549
ABS	6,986	—	61	(53)	6,994
Total AFS securities – related parties	10,401	—	85	(84)	10,402
Total AFS securities including related parties	$106,859	$(123)	$4,893	$(1,068)	$110,561

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	Successor
	December 31, 2022
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,077	$1,048
Due after one year through five years	12,653	11,695
Due after five years through ten years	21,348	18,084
Due after ten years	45,324	34,485
CLO, ABS, CMBS and RMBS	40,580	37,092
Total AFS securities	120,982	102,404
AFS securities – related parties
Due in one year or less	1	1
Due after one year through five years	23	21
Due after five years through ten years	851	823
Due after ten years	153	137
CLO and ABS	9,412	8,839
Total AFS securities – related parties	10,440	9,821
Total AFS securities including related parties	$131,422	$112,225

Actual maturities can differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	Successor
	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
US state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

	Predecessor
	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$164	$(8)	$22	$(2)	$186	$(10)
US state, municipal and political subdivisions	122	(2)	1	—	123	(2)
Foreign governments	387	(17)	1	—	388	(17)
Corporate	18,995	(523)	863	(59)	19,858	(582)
CLO	7,685	(124)	1,537	(35)	9,222	(159)
ABS	4,038	(16)	165	(12)	4,203	(28)
CMBS	880	(29)	177	(22)	1,057	(51)
RMBS	437	(9)	274	(5)	711	(14)
Total AFS securities	32,708	(728)	3,040	(135)	35,748	(863)
AFS securities – related parties
Corporate	313	(2)	—	—	313	(2)
CLO	1,245	(20)	163	(3)	1,408	(23)
ABS	3,801	(52)	13	(1)	3,814	(53)
Total AFS securities – related parties	5,359	(74)	176	(4)	5,535	(78)
Total AFS securities including related parties	$38,067	$(802)	$3,216	$(139)	$41,283	$(941)

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	Successor
	December 31, 2022
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,921	—
AFS securities – related parties	178	—

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since application of pushdown accounting or acquisition. We did not recognize the unrealized losses in income, unless as required for hedge accounting, as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Successor
	Year Ended December 31, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$(28)	$—	$(11)	$27
Corporate	—	70	—	—	(6)	(3)	61
CLO	—	29	—	—	—	(22)	7
ABS	5	28	—	(3)	—	(1)	29
CMBS	—	15	—	—	—	(10)	5
RMBS	306	41	7	(29)	—	4	329
Total AFS securities	311	249	7	(60)	(6)	(43)	458
AFS securities – related parties
CLO	—	3	—	—	—	(2)	1
ABS	—	18	—	—	—	(18)	—
Total AFS securities – related parties	—	21	—	—	—	(20)	1
Total AFS securities including related parties	$311	$270	$7	$(60)	$(6)	$(63)	$459

	Predecessor
	Year Ended December 31, 2021
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Securities intended to be sold prior to recovery of amortized cost basis	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Corporate	$6	$3	$—	$(7)	$—	$(2)	$—
CLO	1	7	—	(1)	—	(7)	—
ABS	6	5	—	(2)	—	8	17
CMBS	10	4	—	—	—	(11)	3
RMBS	80	2	25	(20)	—	16	103
Total AFS securities	103	21	25	(30)	—	4	123
AFS securities – related parties, CLO	1	5	—	(1)	—	(5)	—
Total AFS securities including related parties	$104	$26	$25	$(31)	$—	$(1)	$123

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Net Investment Income—Net investment income by asset class consists of the following:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
AFS securities	$4,190	$3,668	$3,225
Trading securities	194	260	192
Equity securities	64	19	14
Mortgage loans	1,261	802	702
Investment funds	550	1,908	710
Funds withheld at interest	1,844	781	269
Other	270	271	226
Investment revenue	8,373	7,709	5,338
Investment expenses	(802)	(609)	(504)
Net investment income	$7,571	$7,100	$4,834

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
AFS securities
Gross realized gains on investment activity	$1,337	$936	$602
Gross realized losses on investment activity	(2,151)	(633)	(415)
Net realized investment gains (losses) on AFS securities	(814)	303	187
Net recognized investment gains (losses) on trading securities	(424)	(70)	33
Net recognized investment gains (losses) on equity securities	(150)	237	(218)
Net recognized investment gains (losses) on mortgage loans	(2,974)	—	—
Derivative gains (losses)	(9,173)	3,525	3,430
Provision for credit losses	(227)	53	(96)
Other gains (losses)	1,056	167	(49)
Investment related gains (losses)	$(12,706)	$4,215	$3,287

Proceeds from sales of AFS securities were $9,421 million, $17,116 million and $6,023 million for the years ended December 31, 2022, 2021 and 2020, respectively. Proceeds from sales of AFS securities for years ended December 31, 2021 and 2020 have been revised to correct a misstatement, which was not material, to be comparable to current year amounts.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties we held as of the respective year end:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Trading securities	$(415)	$(78)	$130
Trading securities – related parties	1	56	(37)
Equity securities	(146)	213	(9)
Equity securities – related parties	—	9	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Repurchase Agreements—The following table summarizes the maturities of our repurchase agreements:

	Successor
	December 31, 2022
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30–90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$608	$1,268	$—	$2,867	$4,743

[1] Included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets.

	Predecessor
	December 31, 2021
	Remaining Contractual Maturity
(In millions)	Overnight and continuous	Less than 30 days	30–90 days	91 days to 1 year	Greater than 1 year	Total
Payables for repurchase agreements[1]	$—	$2,512	$—	$—	$598	$3,110

[1] Included in payables for collateral on derivatives and securities to repurchase on the consolidated balance sheets.

The following table summarizes the securities pledged as collateral for repurchase agreements:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$2,559	$1,941	$—	$—
Foreign governments	146	107	—	—
Corporate	1,940	1,605	2,923	3,208
CLO	273	261	—	—
ABS	1,243	1,082	—	—
Total securities pledged under repurchase agreements	$6,161	$4,996	$2,923	$3,208

Reverse Repurchase Agreements—As of December 31, 2022 and 2021, amounts loaned under reverse repurchase agreements were $1,640 million and $0 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,753 million and $0 million, respectively.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans includes both commercial and residential loans. In connection with the merger, we elected the fair value option on our mortgage loan portfolio. See Note 6 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

Successor
(In millions)	December 31, 2022
Commercial mortgage loans	$21,061
Commercial mortgage loans under development	790
Total commercial mortgage loans	21,851
Mark to fair value	(1,743)
Commercial mortgage loans	20,108
Residential mortgage loans	11,802
Mark to fair value	(1,099)
Residential mortgage loans	10,703
Mortgage loans	$30,811
The following represents the mortgage loan portfolio based on amortized cost:

Predecessor
(In millions)	December 31, 2021
Commercial mortgage loans	$16,565
Commercial mortgage loans under development	499
Total commercial mortgage loans	17,064
Allowance for credit losses on commercial mortgage loans	(167)
Commercial mortgage loans	16,897
Residential mortgage loans	7,321
Allowance for credit losses on residential mortgage loans	(70)
Residential mortgage loans	7,251
Mortgage loans	$24,148

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The distribution of commercial mortgage loans, including those under development, net of allowances, by property type and geographic region, is as follows:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,651	23.1%	$4,870	28.8%
Retail	1,454	7.2%	2,022	12.0%
Apartment	6,692	33.3%	4,626	27.4%
Hotels	1,855	9.2%	1,727	10.2%
Industrial	2,047	10.2%	2,336	13.8%
Other commercial	3,409	17.0%	1,316	7.8%
Total commercial mortgage loans	$20,108	100.0%	$16,897	100.0%

US region
East North Central	$1,437	7.1%	$1,697	10.0%
East South Central	413	2.1%	470	2.8%
Middle Atlantic	5,183	25.8%	3,637	21.5%
Mountain	898	4.5%	460	2.7%
New England	1,076	5.4%	453	2.7%
Pacific	3,781	18.8%	3,994	23.6%
South Atlantic	2,756	13.7%	2,817	16.7%
West North Central	231	1.1%	271	1.6%
West South Central	1,085	5.4%	997	5.9%
Total US region	16,860	83.9%	14,796	87.5%
International region
United Kingdom	1,898	9.4%	1,279	7.6%
Other International[1]	1,350	6.7%	822	4.9%
Total international region	3,248	16.1%	2,101	12.5%
Total commercial mortgage loans	$20,108	100.0%	$16,897	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	Successor	Predecessor
	December 31, 2022	December 31, 2021
US States
California	28.9%	28.4%
Florida	9.7%	11.4%
New York	5.6%	4.8%
New Jersey	5.3%	5.1%
Arizona	5.1%	1.8%
Other[1]	31.7%	36.7%
Total US residential mortgage loan percentage	86.3%	88.2%
International
United Kingdom	5.4%	3.8%
Ireland	3.0%	6.4%
Other[2]	5.3%	1.6%
Total International residential mortgage loan percentage	13.7%	11.8%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Loan Valuation Allowance—The allowances for our mortgage loan portfolio and other loans are summarized as follows:

	Predecessor
	December 31, 2021
(In millions)	Commercial Mortgage	Residential Mortgage	Other Investments	Total
Beginning balance	$167	$79	$7	$253
Provision (reversal) for expected credit losses	—	(14)	(7)	(21)
Initial credit losses on PCD loans	—	6	—	6
Loans charged-off	—	(1)	—	(1)
Ending balance	$167	$70	$—	$237

Commercial mortgage loans – Our allowance model for commercial mortgage loans was based on the characteristics of the loans in our portfolio, historical economic data and loss information, and forecasted economic conditions. Key loan characteristics that may have affected the estimate included, among others: time to maturity, delinquency status, loan-to-value ratios, debt service coverage ratios, etc. Key macroeconomic variables included unemployment rates, London Inter-bank Offered Rate (LIBOR), commercial real estate price index, and market liquidity score. Management reviewed and approved forecasted macroeconomic variables, along with the reasonable and supportable forecasted period and mean reversion technique. Management also evaluated assumptions from independent third parties and those assumptions had a high degree of subjectivity. The mean reversion technique varied by macroeconomic variable and may have varied by geographic location.

Residential mortgage loans – Our allowance model for residential mortgage loans was based on the characteristics of the loans in our portfolio, historical economic data and loss information, and forecasted economic conditions. Key loan characteristics that may have affected the estimate included, among others: time to maturity, delinquency status, original credit scores and loan-to-value ratios. Key macroeconomic variables included unemployment rates and the housing price index. Management reviewed and approved forecasted macroeconomic variables, along with the reasonable and supportable forecasted period and mean reversion technique. Management also evaluated assumptions from independent third parties and those assumptions had a high degree of subjectivity. The mean reversion technique varied by macroeconomic variable and may have varied by geographic location.

Other investments – The allowance model for the loans included in other investments and related party other investments derived an estimate based on historical loss data available for similarly rated unsecured corporate debt obligations, while also incorporating management’s expectations around prepayment. See Note 14 – Related Parties for further information on the related party loans.

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

The following represents our residential loan portfolio by origination year and performance status:

	Predecessor
	December 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$2,398	$319	$37	$383	$54	$2,568	$5,759
30 to 59 days past due	100	37	3	3	6	223	372
60 to 89 days past due	36	16	3	2	7	136	200
90 days or more past due [1]	27	133	82	87	141	520	990
Total residential mortgages	$2,561	$505	$125	$475	$208	$3,447	$7,321
[1] Includes $856 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

As of December 31, 2021, we had $856 million of residential mortgage loans that were 90 days or more past due and were accruing interest.

The following represents our residential mortgage loan portfolio in non-accrual status:

Predecessor
(In millions)	December 31, 2021
Beginning amortized cost of residential mortgage loans in non-accrual status	$107
Ending amortized cost of residential mortgage loans in non-accrual status	134
Amortized cost of residential mortgage loans in non-accrual status without a related allowance for credit losses	76

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
During the year ended December 31, 2021, we recognized $8 million of interest income on residential mortgage loans in non-accrual status.

Commercial mortgage loans – The following represents our commercial mortgage loan portfolio by origination year and loan performance status:

	Predecessor
	December 31, 2021
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Current (less than 30 days past due)	$6,003	$1,852	$4,129	$2,731	$952	$1,255	$16,922
30 to 59 days past due	52	—	—	—	90	—	142
Total commercial mortgages	$6,055	$1,852	$4,129	$2,731	$1,042	$1,255	$17,064

The following represents our commercial mortgage loan portfolio in non-accrual status:

Predecessor
(In millions)	December 31, 2021
Beginning amortized cost of commercial mortgage loans in non-accrual status	$38
Ending amortized cost of commercial mortgage loans in non-accrual status	62
Amortized cost of commercial mortgage loans in non-accrual status without a related allowance for credit losses	—

During the year ended December 31, 2021, no interest income was recognized on commercial mortgage loans in non-accrual status.

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

	Predecessor
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

	Predecessor
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

The following summarizes our investment funds, including related parties and consolidated VIEs:

	Successor		Predecessor
	December 31, 2022		December 31, 2021[1]
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$46	58.2%	$410	34.8%
Hybrid	32	40.5%	667	56.6%
Yield	—	—%	99	8.4%
Other	1	1.3%	2	0.2%
Total investment funds	79	100.0%	1,178	100.0%
Investment funds – related parties
Strategic origination platforms	34	2.2%	1,338	18.1%
Strategic insurance platforms	1,259	80.2%	1,440	19.5%
Apollo and other fund investments
Equity	246	15.7%	1,199	16.2%
Hybrid	—	—%	952	12.9%
Yield	5	0.3%	305	4.1%
Other[2]	25	1.6%	2,157	29.2%
Total investment funds – related parties	1,569	100.0%	7,391	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	4,829	38.7%	264	20.3%
Strategic insurance platforms	529	4.2%	—	—%
Apollo and other fund investments
Equity	2,640	21.2%	229	17.7%
Hybrid	3,112	24.9%	56	4.3%
Yield	1,044	8.4%	748	57.7%
Other	326	2.6%	—	—%
Total investment funds – consolidated VIEs	12,480	100.0%	1,297	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$14,128		$9,866

Note: During 2022, we contributed the majority of our investment funds to Apollo Aligned Alternatives, L.P. (AAA), which we consolidate as a VIE. See Note 14 – Related Parties for further information on AAA.

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

Summarized Ownership of Investment Funds—The following is the aggregated summarized financial information of equity method investees, including those for which we elected the fair value option and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Assets	$99,290	$142,045
Liabilities	92,318	108,525
Equity	6,972	33,520

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income	$1,742	$6,335	$2,196

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following table presents the carrying value by ownership percentage of equity method investment funds, including related party investment funds and investment funds owned by consolidated VIEs:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021[1]
Ownership Percentage
100%	$23	$649
50% – 99%	—	2,028
3% – 49%	542	2,668
Less than 3%	124	—
Equity method investment funds	$689	$5,345

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, for the inclusion of investment funds required to be held at fair value.

The following table presents the carrying value by ownership percentage of investment funds held at fair value due to election of the fair value option, including related party investment funds and investment funds owned by consolidated VIEs:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021[1]
Ownership Percentage
3% – 49%	$1,576	$2,873
Less than 3%	2	166
Fair value investment funds	$1,578	$3,039

[1] Previously reported amounts have been revised to correct a misstatement, which was not material, for the inclusion of investment funds required to be held at fair value.

Additionally, as of December 31, 2022 and 2021, we have $11,861 million and $1,482 million, respectively, of investment funds required to be held at fair value with various ownership percentages.

Non-Consolidated Securities and Investment Funds

Fixed maturity securities – We invest in securitization entities as a debt holder or an investor in the residual interest of the securitization vehicle. These entities are deemed VIEs due to insufficient equity within the structure and lack of control by the equity investors over the activities that significantly impact the economics of the entity. In general, we are a debt investor within these entities and, as such, hold a variable interest; however, due to the debt holders’ lack of ability to control the decisions within the trust that significantly impact the entity, and the fact the debt holders are protected from losses due to the subordination of the equity tranche, the debt holders are not deemed the primary beneficiary. Securitization vehicles in which we hold the residual tranche are not consolidated because we do not unilaterally have substantive rights to remove the general partner, or when assessing related party interests, we are not under common control, as defined by US GAAP, with the related parties, nor are substantially all of the activities conducted on our behalf; therefore, we are not deemed the primary beneficiary. Debt investments and investments in the residual tranche of securitization entities are considered debt instruments and are held at fair value on the balance sheet and classified as AFS or trading.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$79	$340	$1,178	$1,792
Investment in related parties – investment funds	1,569	2,253	7,391	10,922
Assets of consolidated VIEs – investment funds	12,480	20,278	1,297	1,647
Investment in fixed maturity securities	37,454	40,992	31,769	31,622
Investment in related parties – fixed maturity securities	9,717	10,290	11,324	12,681
Investment in related parties – equity securities	279	279	284	284
Total non-consolidated investments	$61,578	$74,432	$53,243	$58,948

Concentrations—The following table represents our investment concentrations. The evaluation for concentration is based on 10% of shareholders’ equity; however, we are providing the top 30 investment concentrations due to the size of our investment portfolio in comparison to our shareholders’ equity as of December 31, 2022.

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Wheels Donlen[1]	$1,288	$3,119
Athora[1]	1,232	N/A
PK AirFinance[1]	999	N/A
AP Tundra	896	N/A
MFI Investments	878	N/A
SoftBank Vision Fund II	789	N/A
MidCap[1]	788	N/A
Cayman Universe	756	N/A
Concord Music CL A2	684	N/A
Redding Ridge	683	N/A
AOP Finance	671	N/A
Bank of America	657	N/A
AA Infrastructure	624	N/A
Morgan Stanley	585	N/A
Venerable[1]	543	N/A
AP Maia[2]	536	N/A
Apollo Rose[2]	529	N/A
Citigroup	524	N/A
AP Hansel[2]	506	N/A
JPMorgan Chase	498	N/A
AT&T Inc.	437	N/A
Comcast	400	N/A
FWD Group	400	N/A
Verizon	368	N/A
MidCap Funding Franchise	357	N/A
Mileage Plus	357	N/A
Goldman Sachs	334	N/A
Athene Wessex Investor A, L.P.	331	N/A
Energy Transfer	305	N/A
HWIRE	296	N/A

[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in Note 14 – Related Parties.

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

The following table presents the notional amount and fair value of derivative instruments:

	Successor			Predecessor
	December 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,677	$747	$154	6,371	$281	$56
Forwards	6,283	406	52	6,395	189	2
Interest rate swaps	4,468	—	803	2,783	—	173
Forwards on net investments	216	2	—	231	—	4
Interest rate swaps	9,332	9	150	500	—	1
Total derivatives designated as hedges		1,164	1,159		470	236
Derivatives not designated as hedges
Equity options	65,089	1,374	114	57,890	3,629	115
Futures	18	33	—	33	67	—
Foreign currency swaps	3,563	251	112	2,592	57	19
Interest rate swaps	488	74	—	483	78	1
Other swaps	89	—	4	241	10	3
Foreign currency forwards	16,376	413	257	7,382	76	98
Embedded derivatives
Funds withheld including related parties		(6,272)	(77)		1,360	45
Interest sensitive contract liabilities		—	5,841		—	14,907
Total derivatives not designated as hedges		(4,127)	6,251		5,277	15,188
Total derivatives		$(2,963)	$7,410		$5,747	$15,424

Derivatives Designated as Hedges

Cash Flow Hedges – We used foreign currency swaps to convert foreign currency denominated cash flows of an investment to US dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Effective January 1, 2022, our foreign currency swaps were redesignated to fair value hedges as they no longer qualified for cash flow hedge accounting. We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. The following is a summary of the gains (losses) related to cash flow hedges:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Investment related gains (losses)
Foreign currency swaps	$—	$14	$—
Other comprehensive income
Foreign currency swaps	—	254	(106)
Interest rate swaps	(106)	—	—

There were no amounts deemed ineffective during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, no amounts are expected to be reclassified to income within the next 12 months.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,259	$(217)	$4,224	$(136)
Foreign currency swaps	4,797	(398)	—	—
Mortgage loans – Foreign currency forwards	—	—	1,686	(44)
Interest sensitive contract liabilities
Foreign currency swaps	1,081	88	—	—
Foreign currency interest rate swaps	4,348	632	2,773	121
Interest rate swaps	6,577	323	500	—

[1] The carrying amount disclosed for AFS securities is amortized cost.

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amounts Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Year ended December 31, 2022 (Successor)
Investment related gains (losses)
Foreign currency forwards	$183	$(190)	$(7)	$67	$9
Foreign currency swaps	286	(310)	(24)	—	—
Foreign currency interest rate swaps	(622)	632	10	—	—
Interest rate swaps	(332)	323	(9)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	52	(53)	(1)	—	—
Year ended December 31, 2021 (Predecessor)
Investment related gains (losses)
Foreign currency forwards	420	(440)	(20)	21	16
Foreign currency interest rate swaps	(102)	99	(3)	—	—
Interest rate swaps	(1)	1	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	23	(21)	2	—	—
Year ended December 31, 2020 (Predecessor)
Investment related gains (losses) – Foreign currency forwards	(118)	116	(2)	—	—
Interest sensitive contract benefits – Foreign currency interest rate swaps	1	(1)	—	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Foreign currency forwards	$20	$(22)	$—
Foreign currency swaps	88	—	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the years ended December 31, 2022, 2021 and 2020, these derivatives had gains of $30 million, $1 million and $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the consolidated statements of comprehensive income (loss). As of December 31, 2022 and 2021, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $30 million and $1 million, respectively. During the years ended December 31, 2022, 2021 and 2020, there were no amounts deemed ineffective.

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

Other swaps – Other swaps include total return swaps and credit default swaps. We purchase total rate of return swaps to gain exposure and benefit from a reference asset or index without ownership. Total rate of return swaps are contracts in which one party makes payments based on a set rate, either fixed or variable, while the other party makes payments based on the return of the underlying asset or index, which includes both the income it generates and any capital gains.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Equity options	$(2,647)	$2,452	$819
Futures	(144)	81	123
Swaps	56	15	82
Foreign currency forwards	505	37	(127)
Embedded derivatives on funds withheld	(6,534)	572	2,651
Amounts recognized in investment related gains (losses)	(8,764)	3,157	3,548
Embedded derivatives in indexed annuity products[1]	2,934	(1,451)	(1,384)
Total gains (losses) on derivatives not designated as hedges	$(5,830)	$1,706	$2,164

[1] Included in interest sensitive contract benefits on the consolidated statements of income (loss).

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
December 31, 2022 (Successor)
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

December 31, 2021 (Predecessor)
Derivative assets	$4,387	$(430)	$(3,934)	$23	$—	$23
Derivative liabilities	(472)	430	32	(10)	—	(10)

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the consolidated balance sheets. As of December 31, 2022 and 2021, amounts not subject to master netting or similar agreements were immaterial.

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

5. Variable Interest Entities

We determined that we are required to consolidate certain Apollo-managed investment funds and other Apollo-managed structures. Since the criteria for the primary beneficiary are satisfied by our related party group, we are deemed the primary beneficiary. In addition, we consolidate certain securitization entities where we are deemed the primary beneficiary. No arrangement exists requiring us to provide additional funding in excess of our committed capital investment, liquidity, or the funding of losses or an increase to our loss exposure in excess of our investment in any of the consolidated VIEs.

The following summarizes the income statement activity of the consolidated VIEs:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Trading securities	$34	$—	$—
Mortgage loans	88	73	40
Investment funds	9	4	11
Other	(20)	—	—
Net investment income	$111	$77	$51

Trading securities	$(66)	$—	$—
Net recognized investment losses on mortgage loans	(250)	—	—
Provision for credit losses	—	(58)	27
Investment funds	552	31	(5)
Other gains (losses)	83	—	—
Investment related gains (losses)	$319	$(27)	$22

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,577	$—	$2,570	$7	$—
US state, municipal and political subdivisions	927	—	—	927	—
Foreign governments	907	—	—	906	1
Corporate	60,901	—	—	59,236	1,665
CLO	16,493	—	—	16,493	—
ABS	10,527	—	—	5,660	4,867
CMBS	4,158	—	—	4,158	—
RMBS	5,914	—	—	5,682	232
Total AFS securities	102,404	—	2,570	93,069	6,765
Trading securities	1,595	—	23	1,519	53
Equity securities	1,087	—	150	845	92
Mortgage loans	27,454	—	—	—	27,454
Funds withheld at interest – embedded derivative	(4,847)	—	—	—	(4,847)
Derivative assets	3,309	—	42	3,267	—
Short-term investments	520	—	29	455	36
Other investments	611	—	—	170	441
Cash and cash equivalents	7,779	—	7,779	—	—
Restricted cash	628	—	628	—	—
Investments in related parties
AFS securities
Corporate	982	—	—	170	812
CLO	3,079	—	—	2,776	303
ABS	5,760	—	—	218	5,542
Total AFS securities	9,821	—	—	3,164	6,657
Trading securities	878	—	—	—	878
Equity securities	279	—	—	—	279
Mortgage loans	1,302	—	—	—	1,302
Investment funds	959	—	—	—	959
Funds withheld at interest – embedded derivative	(1,425)	—	—	—	(1,425)
Other investments	303	—	—	—	303
Reinsurance recoverable	1,388	—	—	—	1,388
Assets of consolidated VIEs
Trading securities	1,063	—	5	436	622
Mortgage loans	2,055	—	—	—	2,055
Investment funds	12,480	10,009	—	—	2,471
Other investments	101	—	—	2	99
Cash and cash equivalents	362	—	362	—	—
Total assets measured at fair value	$170,106	$10,009	$11,588	$102,927	$45,582
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,841	$—	$—	$—	$5,841
Universal life benefits	829	—	—	—	829
Future policy benefits
AmerUs Closed Block	1,164	—	—	—	1,164
ILICO Closed Block and life benefits	548	—	—	—	548
Derivative liabilities	1,646	—	38	1,607	1
Other liabilities	65	—	—	(77)	142
Total liabilities measured at fair value	$10,093	$—	$38	$1,530	$8,525

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Predecessor
	December 31, 2021
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$223	$—	$214	$9	$—
US state, municipal and political subdivisions	1,213	—	—	1,213	—
Foreign governments	1,128	—	—	1,126	2
Corporate	66,226	—	—	64,887	1,339
CLO	13,652	—	—	13,638	14
ABS	8,989	—	—	5,370	3,619
CMBS	2,758	—	—	2,715	43
RMBS	5,970	—	—	5,970	—
Total AFS securities	100,159	—	214	94,928	5,017
Trading securities	2,056	—	3	1,984	69
Equity securities	1,170	—	86	655	429
Mortgage loans	17	—	—	—	17
Investment funds	183	165	—	—	18
Funds withheld at interest – embedded derivative	782	—	—	—	782
Derivative assets	4,387	—	67	4,320	—
Short-term investments	139	—	49	61	29
Other investments	130	—	—	130	—
Cash and cash equivalents	9,479	—	9,479	—	—
Restricted cash	796	—	796	—	—
Investments in related parties
AFS securities
Corporate	859	—	—	189	670
CLO	2,549	—	—	2,347	202
ABS	6,994	—	—	549	6,445
Total AFS securities	10,402	—	—	3,085	7,317
Trading securities	1,781	—	—	10	1,771
Equity securities	284	—	—	—	284
Investment funds	2,958	103	—	—	2,855
Funds withheld at interest – embedded derivative	578	—	—	—	578
Reinsurance recoverable	1,991	—	—	—	1,991
Assets of consolidated VIEs
Investment funds	1,297	—	—	—	1,297
Cash and cash equivalents	154	—	154	—	—
Total assets measured at fair value	$138,743	$268	$10,848	$105,173	$22,454
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$14,907	$—	$—	$—	$14,907
Universal life benefits	1,235	—	—	—	1,235
Future policy benefits
AmerUs Closed Block	1,520	—	—	—	1,520
ILICO Closed Block and life benefits	742	—	—	—	742
Derivative liabilities	472	—	—	469	3
Funds withheld liability – embedded derivative	45	—	—	45	—
Total liabilities measured at fair value	$18,921	$—	$—	$514	$18,407

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

Other investments – The fair value of other investments are determined using a discounted cash flow model using discount rates for similar investments.

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

Other liabilities – Other liabilities includes funds withheld liability, as described above in funds withheld at interest embedded derivative, and a ceded modco agreement of certain inforce funding agreement contracts for which we elected the fair value option. We estimate the fair value of the ceded modco agreement by discounting projected cash flows for net settlements and certain periodic and non-periodic payments. Unobservable inputs include estimates for asset portfolio returns and economic inputs used in the discount rate, including risk margin. Depending on the projected cash flows and other assumptions, the contract may be recorded as an asset or liability. The estimate is classified as Level 3.

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Trading securities	$(424)	$(70)	$33
Mortgage loans	(3,213)	—	—
Investment funds	114	826	295
Future policy benefits	356	80	(54)
Other liabilities	(37)	—	—
Total gains (losses)	$(3,204)	$836	$274

Gains and losses on trading securities and other liabilities are recorded in investment related gains (losses) on the consolidated statements of income (loss). For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the consolidated statements of income (loss). Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the consolidated statements of income (loss). We record the change in fair value of future policy benefits to future policy and other policy benefits on the consolidated statements of income (loss).

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Unpaid principal balance	$33,653	$15
Mark to fair value	(2,842)	2
Fair value	$30,811	$17

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$19

Fair value of commercial mortgage loans 90 days or more past due	$2
Fair value of commercial mortgage loans in non-accrual status	19

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

Successor
(In millions)	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$472
Fair value of residential mortgage loans in non-accrual status	360

[1] Includes $221 million of residential mortgage loans that are guaranteed by US government-sponsored agencies.

There were no fair value option mortgage loans 90 days or more past due as of December 31, 2021.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Mortgage loans	$(41)	$—	$—

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

	Successor
	Year Ended December 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	Balance at January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$(1)	$—	$—	$—	$1	$—	$—
Corporate	1,339	(16)	(123)	364	101	1,665	—	(119)
CLO	14	(2)	—	(9)	(3)	—	—	—
ABS	3,619	1	(183)	788	642	4,867	—	(216)
CMBS	43	—	(17)	—	(26)	—	—	—
RMBS	—	—	3	295	(66)	232	—	4
Trading securities	69	(9)	—	(10)	3	53	(5)	—
Equity securities	429	26	—	(4)	(359)	92	22	—
Mortgage loans	21,154	(2,761)	—	9,061	—	27,454	(2,747)	—
Investment funds	18	1	—	—	(19)	—	—	—
Funds withheld at interest – embedded derivative	—	(4,847)	—	—	—	(4,847)	—	—
Short-term investments	29	—	—	7	—	36	—	—
Other investments	—	(91)	—	36	496	441	(91)	—
Investments in related parties
AFS securities
Corporate	670	(3)	(16)	202	(41)	812	—	(16)
CLO	202	—	(29)	130	—	303	—	(29)
ABS	6,445	16	(256)	(715)	52	5,542	(11)	(259)
Trading securities	1,771	3	—	(1,084)	188	878	1	—
Equity securities	284	(2)	—	(15)	12	279	—	—
Mortgage loans	1,369	(225)	—	158	—	1,302	(225)	—
Investment funds	2,855	78	—	57	(2,031)	959	119	—
Funds withheld at interest – embedded derivative	—	(1,425)	—	—	—	(1,425)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Other investments	—	14	—	15	274	303	14	—
Reinsurance recoverable	1,991	(603)	—	—	—	1,388	—	—
Assets of consolidated VIEs
Trading securities	—	49	—	530	43	622	11	—
Mortgage loans	2,152	(227)	—	(31)	161	2,055	(226)	—
Investment funds	1,297	72	—	1,862	(760)	2,471	58	—
Other investments	—	(17)	—	31	85	99	(24)	—
Total Level 3 assets	$45,752	$(9,969)	$(621)	$11,721	$(1,301)	$45,582	$(3,104)	$(635)

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,559)	$2,934	$—	$(1,216)	$—	$(5,841)	$—	$—
Universal life benefits	(1,235)	406	—	—	—	(829)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	356	—	—	—	(1,164)	—	—
ILICO Closed Block and life benefits	(742)	194	—	—	—	(548)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Other liabilities	—	(37)	—	(105)	—	(142)	—	—
Total Level 3 liabilities	$(11,059)	$3,855	$—	$(1,321)	$—	$(8,525)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Predecessor
	Year Ended December 31, 2021
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
US state, municipal and political subdivisions	$34	$—	$—	$—	$(34)	$—	$—	$—
Foreign governments	2	—	—	—	—	2	—	—
Corporate	778	6	27	428	100	1,339	—	27
CLO	208	—	1	(37)	(158)	14	—	1
ABS	800	(17)	45	2,958	(167)	3,619	—	45
CMBS	43	2	6	(11)	3	43	—	6
Trading securities	86	(11)	—	1	(7)	69	(5)	—
Equity securities	11	16	—	402	—	429	16	—
Mortgage loans	19	—	—	(2)	—	17	—	—
Investment funds	17	1	—	—	—	18	1	—
Funds withheld at interest – embedded derivative	1,944	(1,162)	—	—	—	782	—	—
Short-term investments	2	—	—	27	—	29	—	—
Investments in related parties
AFS securities
Corporate	195	2	7	661	(195)	670	—	7
CLO	—	—	—	202	—	202	—	—
ABS	4,109	(6)	(44)	2,386	—	6,445	—	(44)
Trading securities	1,525	20	—	236	(10)	1,771	40	—
Equity securities	72	8	—	204	—	284	8	—
Investment funds	2,033	816	—	6	—	2,855	816	—
Funds withheld at interest – embedded derivative	862	(284)	—	—	—	578	—	—
Reinsurance recoverable	2,100	(109)	—	—	—	1,991	—	—
Assets of consolidated VIEs – investment funds	—	9	—	1,179	109	1,297	9	—
Total Level 3 assets	$14,840	$(709)	$42	$8,640	$(359)	$22,454	$885	$42

Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(12,873)	$(1,451)	$—	$(583)	$—	$(14,907)	$—	$—
Universal life benefits	(1,308)	73	—	—	—	(1,235)	—	—
Future policy benefits
AmerUs Closed Block	(1,600)	80	—	—	—	(1,520)	—	—
ILICO Closed Block and life benefits	(776)	34	—	—	—	(742)	—	—
Derivative liabilities	(4)	1	—	—	—	(3)	—	—
Total Level 3 liabilities	$(16,561)	$(1,263)	$—	$(583)	$—	$(18,407)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Successor
	Year Ended December 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$685	$—	$(177)	$(144)	$364	$393	$(292)	$101
CLO	3	—	—	(12)	(9)	—	(3)	(3)
ABS	3,306	—	(1,791)	(727)	788	1,089	(447)	642
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	296	—	—	(1)	295	—	(66)	(66)
Trading securities	8	—	(9)	(9)	(10)	56	(53)	3
Equity securities	—	—	(4)	—	(4)	41	(400)	(359)
Mortgage loans	12,367	—	(198)	(3,108)	9,061	—	—	—
Investment funds	—	—	—	—	—	—	(19)	(19)
Short-term investments	59	—	—	(52)	7	—	—	—
Other investments	48	—	(12)	—	36	496	—	496
Investments in related parties
AFS securities
Corporate	483	—	(263)	(18)	202	53	(94)	(41)
CLO	130	—	—	—	130	—	—	—
ABS	2,889	—	(94)	(3,510)	(715)	1,916	(1,864)	52
Trading securities	43	—	(1,081)	(46)	(1,084)	1,448	(1,260)	188
Equity securities	195	—	(119)	(91)	(15)	125	(113)	12
Mortgage loans	182	—	—	(24)	158	—	—	—
Investment funds	91	—	(34)	—	57	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Other investments	31	—	(16)	—	15	274	—	274
Assets of consolidated VIEs
Trading securities	531	—	(1)	—	530	430	(387)	43
Equity securities	—	—	—	—	—	15	(15)	—
Mortgage loans	176	—	—	(207)	(31)	384	(223)	161
Investment funds	2,014	—	(152)	—	1,862	11,550	(12,310)	(760)
Other investments	33	—	(2)	—	31	2,018	(1,933)	85
Total Level 3 assets	$23,623	$—	$(3,953)	$(7,949)	$11,721	$20,288	$(21,589)	$(1,301)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,722)	$—	$506	$(1,216)	$—	$—	$—
Other liabilities	—	—	—	(105)	(105)	—	—	—
Total Level 3 liabilities	$—	$(1,722)	$—	$401	$(1,321)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

	Predecessor
	Year Ended December 31, 2021
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
US state, municipal and political subdivisions	$—	$—	$—	$—	$—	$—	$(34)	$(34)
Foreign governments	1	—	—	(1)	—	—	—	—
Corporate	636	—	(96)	(112)	428	228	(128)	100
CLO	—	—	—	(37)	(37)	—	(158)	(158)
ABS	4,455	—	(1,001)	(496)	2,958	160	(327)	(167)
CMBS	—	—	(10)	(1)	(11)	43	(40)	3
Trading securities	5	—	(4)	—	1	15	(22)	(7)
Equity securities	402	—	—	—	402	—	—	—
Mortgage loans	—	—	—	(2)	(2)	—	—	—
Short-term investments	30	—	(3)	—	27	—	—	—
Investments in related parties
AFS securities
Corporate	661	—	—	—	661	—	(195)	(195)
CLO	202	—	—	—	202	—	—	—
ABS	3,679	—	(212)	(1,081)	2,386	—	—	—
Trading securities	422	—	(117)	(69)	236	—	(10)	(10)
Equity securities	213	—	—	(9)	204	—	—	—
Investment funds	6	—	—	—	6	—	—	—
Assets of consolidated VIEs – investment funds	1,316	—	(137)	—	1,179	109	—	109
Total Level 3 assets	$12,028	$—	$(1,580)	$(1,808)	$8,640	$555	$(914)	$(359)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,474)	$—	$891	$(583)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,474)	$—	$891	$(583)	$—	$—	$—

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, equity securities, mortgage loans and certain investment funds, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

AFS, trading and equity securities – We use discounted cash flow models to calculate the fair value for certain fixed maturity and equity securities. The discount rate is a significant unobservable input because the credit spread includes adjustments made to the base rate. The base rate represents a market comparable rate for securities with similar characteristics. This excludes assets for which fair value is provided by independent broker quotes, but includes assets for which fair value is provided by affiliated quotes.

Mortgage loans – We use discounted cash flow models from independent commercial pricing services to calculate the fair value of our mortgage loan portfolio. The discount rate is a significant unobservable input. This approach uses market transaction information and client portfolio-oriented information, such as prepayments or defaults, to support the valuations.

Investment funds – We use various methods for valuing of our investment funds from both independent pricing services and affiliated modeling.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	Successor
	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$10,671	Discounted cash flow	Discount rate	2.2%	18.8%	6.8%	[1]	Decrease

Mortgage loans	30,811	Discounted cash flow	Discount rate	1.5%	22.1%	6.3%	[1]	Decrease

Investment funds	506	Discounted cash flow	Discount rate	6.4%	6.4%	6.4%		Decrease
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x	16.5% / 9x		Decrease / Increase
	529	Net tangible asset values	Implied multiple	1.26x	1.26x	1.26x		Increase
	563	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1%	1.7%	1.0%	[2]	Decrease
			Option budget	0.5%	5.3%	1.9%	[3]	Increase
			Surrender rate	5.1%	11.5%	8.1%	[4]	Decrease

	Predecessor
	December 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS and trading securities[5]	$7,512	Discounted cash flow	Discount rate	1.4%	19.4%	5.4%	[1]	Decrease

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	14,907	Option budget method	Nonperformance risk	0.1%	1.0%	0.6%	[2]	Decrease
			Option budget	0.4%	3.4%	1.9%	[3]	Increase
			Surrender rate	5.9%	10.7%	8.0%	[4]	Decrease

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
[5] Previously reported amounts have been revised to correct a misstatement, which was not material, in the fair value and unobservable inputs for AFS and trading securities.

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of December 31, 2022 and 2021, the carrying amount of the equity securities was $400 million and $0 million, respectively, with no cumulative recorded impairment.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the consolidated balance sheets:

	Successor
	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

	Predecessor
	December 31, 2021
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Mortgage loans	$20,731	$21,138	$—	$—	$—	$21,138
Investment funds	995	995	995	—	—	—
Policy loans	312	312	—	—	312	—
Funds withheld at interest	43,125	43,125	—	—	—	43,125
Other investments	1,343	1,343	—	—	—	1,343
Investments in related parties
Mortgage loans	1,360	1,369	—	—	—	1,369
Investment funds	4,433	4,433	4,433	—	—	—
Funds withheld at interest	11,629	11,629	—	—	—	11,629
Other investments	222	223	—	—	—	223
Assets of consolidated VIEs – mortgage loans	2,040	2,152	—	—	—	2,152
Total financial assets not carried at fair value	$86,190	$86,719	$5,428	$—	$312	$80,979

Financial liabilities
Interest sensitive contract liabilities	$105,293	$108,621	$—	$—	$—	$108,621
Debt	2,964	3,295	—	—	3,295	—
Securities to repurchase	3,110	3,110	—	—	3,110	—
Funds withheld liability	394	394	—	—	394	—
Total financial liabilities not carried at fair value	$111,761	$115,420	$—	$—	$6,799	$108,621

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented above are reported at carrying value on the consolidated balance sheets; however, in the case of policy loans, funds withheld at interest and liability, short-term investments and securities to repurchase, the carrying amount approximates fair value.

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

7. Reinsurance

The following summarizes the effect of reinsurance on premiums and future policy and other policy benefits on the consolidated statements of income (loss):

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Premiums
Direct	$11,373	$13,989	$5,691
Reinsurance assumed	377	388	413
Reinsurance ceded	(112)	(115)	(141)
Total premiums	$11,638	$14,262	$5,963

Future policy and other policy benefits
Direct	$12,018	$15,482	$7,016
Reinsurance assumed	398	503	522
Reinsurance ceded	(106)	(251)	(351)
Total future policy and other policy benefits	$12,310	$15,734	$7,187

Reinsurance typically provides for recapture rights on the part of the ceding company for certain events of default. Additionally, some agreements require us to place assets in trust accounts for the benefit of the ceding entity. The required minimum assets are equal to or greater than statutory reserves, as defined by the agreement, and were $12,643 million and $6,380 million as of December 31, 2022 and 2021, respectively. Although we own the assets placed in trust, their use is restricted based on the trust agreement terms. If the statutory book value of the assets, or in certain cases fair value, in a trust declines because of impairments or other reasons, we may be required to contribute additional assets to the trust. In addition, the assets within a trust may be subject to a pledge in favor of the applicable reinsurance company.

Reinsurance transactions

We have entered into various coinsurance and modco agreements to reinsure blocks of fixed deferred and fixed indexed and pension group annuities. We did not have any block reinsurance transactions during the years ended December 31, 2022 or 2021. The following summarizes our block reinsurance agreements at inception:

Predecessor
(In millions)	Year Ended December 31, 2020
Liabilities assumed	$27,439
Less: Assets received	28,805
Net cost of reinsurance	$(1,366)

Unearned revenue reserve[1]	(1,366)

[1] Included within interest sensitive contract liabilities on the consolidated balance sheets.

Unearned revenue reserve balances are amortized over the life of the reinsurance agreements on a basis consistent with our DAC amortization policy.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
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

As of December 31, 2022 and 2021, Global Atlantic maintained a series of trust and custody accounts under the terms of these agreements with assets equal to or greater than a required aggregate statutory balance of $2,745 million and $2,854 million, respectively.

Protective Life Insurance Company (Protective) – We reinsured substantially all of the existing life and health business of Athene Annuity & Life Assurance Company (AADE) to Protective under a coinsurance agreement in 2011. As of December 31, 2022 and 2021, Protective maintained a trust for our benefit with assets having a fair value of $1,203 million and $1,624 million, respectively.

Reinsurance Recoverables—The following summarizes our reinsurance recoverable:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Global Atlantic	$2,461	$2,916
Protective	1,581	1,515
Brighthouse Financial	226	—
Other[1]	99	163
Reinsurance recoverable	$4,367	$4,594

[1] Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total recoverable.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC, DSI and VOBA:

Predecessor
(In millions)	DAC	DSI	VOBA	Total
Balance at December 31, 2019	$3,274	$820	$914	$5,008
Adoption of accounting standard	12	5	5	22
Additions	633	178	—	811
Unlocking	(36)	(13)	(11)	(60)
Amortization	(414)	(53)	(60)	(527)
Impact of unrealized investment (gains) losses	(233)	(80)	(35)	(348)
Balance at December 31, 2020	3,236	857	813	4,906
Additions	698	265	—	963
Unlocking	(18)	(16)	24	(10)
Amortization	(483)	(182)	(155)	(820)
Impact of unrealized investment (gains) losses	182	54	87	323
Balance at December 31, 2021	$3,615	$978	$769	$5,362

Successor
(In millions)	DAC	DSI	VOBA	Total
Balance at January 1, 2022	$—	$—	$4,527	$4,527
Additions	1,127	413	—	1,540
Unlocking	—	—	4	4
Amortization	(25)	—	(488)	(513)
Impact of unrealized investment (gains) losses and other	21	—	(3)	18
Balance at December 31, 2022	$1,123	$413	$4,040	$5,576

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2023	$440
2024	402
2025	370
2026	336
2027	301

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

We elected the fair value option for the AmerUs Closed Block. The fair value of liabilities of the AmerUs Closed Block was derived at election as the sum of the fair value of the AmerUs Closed Block assets plus our cost of capital in the AmerUs Closed Block. The cost of capital was then determined to be the present value of the projected release of required capital and future after tax earnings on required capital supporting the AmerUs Closed Block, discounted at a rate which represents a market participant’s required rate of return, less the initial required capital. At each reporting period, we record the fair value of the AmerUs Closed Block by adjusting the change in liabilities, exclusive of the cost of capital, to equal the change in assets. We do not record additional policyholder dividend obligations, as there are no future US GAAP earnings available to the policyholders.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Summarized financial information of the AmerUs Closed Block is presented below.

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Liabilities
Future policy benefits	$1,164	$1,520
Other policy claims and benefits	16	16
Dividends payable to policyholders	73	75
Other liabilities	9	—
Total liabilities	1,262	1,611
Assets
Trading securities	1,016	1,321
Mortgage loans	14	17
Policy loans	134	108
Total investments	1,164	1,446
Cash and cash equivalents	42	63
Accrued investment income	14	46
Reinsurance recoverable	13	14
Other assets	2	10
Total assets	1,235	1,579
Maximum future earnings to be recognized from AmerUs Closed Block	$27	$32

The following represents the contribution from AmerUs Closed Block.

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues
Premiums	$29	$42	$48
Net investment income	67	68	71
Investment related gains (losses)	(310)	(61)	99
Total revenues	(214)	49	218
Benefits and Expenses
Future policy and other policy benefits	(242)	24	177
Dividends to policyholders	22	27	38
Total benefits and expenses	(220)	51	215
Contribution from (to) AmerUs Closed Block before income taxes	6	(2)	3
Income tax expense	1	2	1
Contribution from (to) AmerUs Closed Block, net of income taxes	$5	$(4)	$2

10. Debt

Credit Facility—We have a revolving credit agreement with Citibank, N.A. as administrative agent, which matures on December 3, 2024, subject to up to two one-year extensions (Credit Facility). The borrowing capacity under the Credit Facility is $1.25 billion, with potential increases up to $1.75 billion. In connection with the Credit Facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under this facility, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under this facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.Consolidated debt to capitalization ratio of not greater than 35%;
2.Minimum consolidated net worth of no less than $7.3 billion; and
3.Restrictions on our ability to incur debt and liens, in each case with certain exceptions.

As of December 31, 2022 and 2021, we had no amounts outstanding under the Credit Facility and were in compliance with all financial covenants under the facility.

Interest accrues on outstanding borrowings at either the Eurodollar Rate (as defined in the Credit Facility) plus a margin or a base rate plus a margin, with the applicable margin varying based on AHL’s Debt Rating (as defined in the Credit Facility).

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Liquidity Facility—In the third quarter of 2022, we entered into a revolving credit facility with a syndicate of banks, including Wells Fargo Bank, National Association, as administrative agent, which matures on June 30, 2023, subject to additional 364-day extensions (Liquidity Facility). The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the Liquidity Facility is $2.5 billion, with potential increases up to $3.0 billion. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

1.ALRe Minimum Consolidated Net Worth (as defined in the Liquidity Facility) of no less than $9.3 billion; and
2.Restrictions on our ability to incur debt and liens, in each case with certain exceptions.

Interest accrues on outstanding borrowings at either the secured overnight financing rate (Adjusted Term SOFR, as defined in the Liquidity Facility) plus a margin or a base rate plus a margin, with applicable margin varying based on ALRe’s Financial Strength Rating (as defined in the Liquidity Facility).

As of December 31, 2022, we had no amounts outstanding under the Liquidity Facility and were in compliance with all financial covenants under the facility. On February 7, 2023, we borrowed $1.0 billion from the Liquidity Facility for short-term cash flow needs.

Senior Notes—The following is a summary of our senior notes:

Issue date	January 12, 2018	April 3, 2020	October 8, 2020	May 25, 2021	December 13, 2021	November 21, 2022
Principal balance (in millions)	$1,000	$500	$500	$500	$500	$400
Outstanding balance (in millions)	$1,081	$606	$526	$546	$504	$395
Interest rate	4.125%	6.150%	3.500%	3.950%	3.450%	6.650%
Maturity date	January 12, 2028	April 3, 2030	January 15, 2031	May 25, 2051	May 15, 2052	February 1, 2033

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

Interest expense on long-term debt was $98 million, $105 million and $69 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Unsecured Revolving Promissory Note Payable with AGM—We have an unsecured revolving promissory note payable with AGM. See Note 14 – Related Parties for further information.

11. Equity

Preferred Stock—We have five series of preferred stock: 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, Series A (Series A); 5.625% Fixed-Rate Perpetual Non-Cumulative Preference Shares, Series B (Series B); 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series C (Series C); 4.875% Fixed-Rate Perpetual Non-Cumulative Preference Shares, Series D (Series D); and 7.75% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series E (Series E) as summarized below:

	Series A	Series B	Series C	Series D	Series E
Issue date	June 10, 2019	September 19, 2019	June 11, 2020	December 18, 2020	December 12, 2022
Authorized, issued and outstanding	34,500	13,800	24,000	23,000	20,000
Liquidation preference per share	$25,000	$25,000	$25,000	$25,000	$25,000

The following summarizes dividends declared and paid per preferred stock share by series:

	Successor	Predecessor
(Per share)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Series A	$1,587.50	$1,587.50	$1,587.51
Series B	1,406.25	1,406.25	1,406.25
Series C	1,593.75	1,593.75	880.99
Series D	1,218.75	1,259.38	—
Series E	—	—	—

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The following summarizes dividends declared and paid in the aggregate on the preferred stock by series:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Series A	$55	$55	$55
Series B	19	19	19
Series C	38	38	21
Series D	29	29	—
Total dividends declared and paid	$141	$141	$95

Preferred stock dividends are payable on a non-cumulative basis only when, as and if declared, quarterly in arrears on the 30th day of March, June, September and December of each year. Preferred stock ranks senior to our common stock with respect to dividends, to the extent declared, and in liquidation, to the extent of the liquidation preference.

Common Stock—All of our Class A shares are owned by AGM effective January 1, 2022 with the closing of the merger. Prior to the closing of our merger with AGM, our bye-laws placed certain restrictions on Class A shares such that a holder of Class A shares, except for shareholders permitted by our board of directors, which include members of the Apollo Group, as defined in our bye-laws, could not control greater than 9.9% of the total outstanding vote and if a holder of Class A shares were to control greater than 9.9%, then such holder’s voting power is automatically reduced to 9.9% and the other holders of Class A shares would vote the remainder on a prorated basis.

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

Prior to the share transaction described above, we had six classes of common stock: Class A, Class B, Class M-1, Class M-2, Class M-3 and Class M-4. The Class M-1, Class M-2, Class M-3 and Class M-4 shares were collectively referred to as Class M shares. Class A shares collectively represented 55% of the total voting power of the Company. Class B shares collectively represented the remaining 45% of the total voting power of the Company, and were beneficially owned by shareholders who were members of the Apollo Group, as defined in our bye-laws. Class B shares were convertible to Class A shares on a one-to-one basis at any time upon notice to us. Class M shares were restricted, non-voting shares previously issued under equity incentive plans. Class M shares functioned similar to options in that they were exchangeable into Class A shares upon payment of a conversion price and satisfaction of other conditions, including vesting conditions.

Share Repurchase Authorizations

Our board of directors had previously approved authorizations of $1,567 million for the repurchase of our Class A shares under our repurchase program; however, the program was terminated following the closing of our merger with AGM. We accounted for share repurchases as constructive retirement, in which we reduce common stock and additional paid-in capital by the amount of the original issuance, with any excess purchase price recorded as a reduction to retained earnings. Issued and outstanding shares were reduced by the shares repurchased, and no treasury stock was recognized on the consolidated balance sheets.

The following summarizes the activity on our share repurchase authorizations:

	Predecessor
(In millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance	$221	$640
Repurchases	—	(419)
Ending balance	$221	$221

As of December 31, 2022, we had $386,810 aggregate par value of authorized but undesignated shares.

Dividends

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

During the year ended December 31, 2022, our board of directors declared and we paid additional common stock dividends of $563 million.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
The table below shows the changes in each class of shares issued and outstanding:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Class A
Beginning balance	192.2	191.5	143.2
Issued shares	13.1	0.9	36.0
Forfeited shares	(1.5)	(0.2)	(0.1)
Repurchased shares	—	—	(13.3)
Converted from Class B shares	—	—	25.4
Converted from Class M	—	—	0.3
Ending balance	203.8	192.2	191.5
Class B
Beginning balance	—	—	25.4
Converted to Class A shares	—	—	(25.4)
Ending balance	—	—	—
Class M-1
Beginning balance	—	—	3.3
Converted to Class A shares	—	—	(0.2)
Converted to warrants	—	—	(3.1)
Ending balance	—	—	—
Class M-2
Beginning balance	—	—	0.8
Converted to warrants	—	—	(0.8)
Ending balance	—	—	—
Class M-3
Beginning balance	—	—	1.0
Converted to warrants	—	—	(1.0)
Ending balance	—	—	—
Class M-4
Beginning balance	—	—	4.0
Converted to Class A shares	—	—	(0.1)
Converted to warrants	—	—	(3.6)
Repurchased shares	—	—	(0.3)
Ending balance	—	—	—

Distributions to Parent—In the first quarter of 2022, we distributed our investment in AOG units to AGM. See Note 14 – Related Parties for further information on the investment in AOG units. The AOG distribution resulted in a reduction of additional paid-in capital of $1,916 million and an increase in accumulated deficit of $26 million. In connection with the AOG distribution to AGM, we also issued a stock dividend of 11.6 million shares to the Apollo Group shareholders other than AGM. Additionally, we recorded a reestablishment of the liabilities that were considered effectively settled upon merger of $810 million, as these liabilities were settled during the first quarter of 2022 in the normal course of business as intercompany payables to AGM.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

Predecessor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$3,102	$—	$(879)	$61	$(3)	$2,281
Adoption of accounting standards	4	(4)	(6)	—	—	(6)
Other comprehensive income (loss) before reclassifications	3,312	(61)	(634)	(106)	18	2,529
Less: Reclassification adjustments for gains (losses) realized in net income[1]	353	—	(94)	—	—	259
Less: Income tax expense (benefit)	566	(12)	(115)	(26)	—	413
Less: Other comprehensive income (loss) attributable to NCI	147	—	—	7	7	161
Balance at December 31, 2020	5,352	(53)	(1,310)	(26)	8	3,971
Other comprehensive income (loss) before reclassifications[2]	(2,309)	42	432	246	(10)	(1,599)
Less: Reclassification adjustments for gains (losses) realized in net income[1,2]	614	(10)	(156)	14	—	462
Less: Income tax expense (benefit)	(558)	10	123	54	—	(371)
Less: Other comprehensive income (loss) attributable to NCI, net of subsidiary issuance of equity interests and tax	(154)	—	—	6	(1)	(149)
Balance at December 31, 2021	$3,141	$(11)	$(845)	$146	$(1)	$2,430

Successor
(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	DAC, DSI, VOBA and future policy benefits adjustments on AFS securities	Unrealized gains (losses) on hedging instruments	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(17,929)	(463)	704	69	(16)	(17,635)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(218)	(18)	5	67	—	(164)
Less: Income tax expense (benefit)	(3,154)	(86)	147	12	(2)	(3,083)
Less: Other comprehensive income (loss) attributable to NCI	(1,992)	(25)	1	(57)	(4)	(2,077)
Balance at December 31, 2022	$(12,565)	$(334)	$551	$47	$(10)	$(12,311)
[1] Recognized in investment related gains (losses) on the consolidated statements of income (loss).
[2] Previously reported amounts have been revised to correct a misstatement, which was not material, in the classification of activity between other comprehensive income (loss) before reclassifications and reclassification adjustments for gains (losses) realized.

12. Income Taxes

Income tax expense (benefit) consists of the following:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current	$381	$410	$107
Deferred	(1,357)	(24)	178
Income tax expense (benefit)	$(976)	$386	$285

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Income tax expense (benefit) was calculated based on the following income (loss) before income taxes by jurisdiction:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Bermuda	$(3,425)	$2,780	$903
US	(3,627)	1,559	1,083
United Kingdom	(178)	(153)	220
Income (loss) before income taxes	$(7,230)	$4,186	$2,206

We, along with certain of our non-US subsidiaries, are Bermuda exempted companies that have historically not been subject to US corporate income taxes on earnings. As a result of the merger, our non-US earnings will generally be subject to US corporate income taxes.

As a result, the post-merger expected tax provision computed on pre-tax income is based upon the statutory US tax rate of 21%. Prior to the merger, our expected tax provision computed on pre-tax income was calculated using a weighted average tax rate as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0%, 21% and 19% had been used for Bermuda, the US and the United Kingdom (UK), respectively. A reconciliation of the difference between the expected tax provision at the weighted average tax rate and income tax expense (benefit) is as follows:

	Successor	Predecessor
(In millions, except for percentages)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected tax provision computed on pre-tax income (loss)	$(1,518)	$299	$268
(Decrease) increase in income taxes resulting from:
Deferred tax valuation allowance	39	(2)	8
Non-deductible expenses	1	19	5
Prior year true-up	48	4	(4)
Corporate owned life insurance	—	52	(6)
Stock compensation expense	9	2	—
Noncontrolling interests	443	—	—
Other	2	12	14
Income tax expense (benefit)	$(976)	$386	$285
Effective tax rate	13%	9%	13%

During the third quarter of 2021, we recorded an out-of-period adjustment that affected the consolidated statements of income (loss). The adjustment related to the correction of errors in jurisdictional income, which resulted in the misstatement of income tax expense. The adjustment understated income tax expense for the year ended December 31, 2021 by $63 million. We evaluated the out-of-period adjustment and determined it was not material to the consolidated financial statements for the year ended December 31, 2021, or any other previously reported period.

Total income taxes were as follows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Income tax expense (benefit)	$(976)	$386	$285
Income tax expense (benefit) from OCI	(3,083)	(371)	413
Total income tax expense (benefit)	$(4,059)	$15	$698

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Current income tax recoverable and deferred tax assets are included in other assets on the consolidated balance sheets, and current income tax payable and deferred tax liabilities are included in other liabilities on the consolidated balance sheets. Current and deferred income tax assets and liabilities were as follows:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Current income tax recoverable	$272	$2
Current income tax payable	—	169
Net current income tax recoverable (payable)	$272	$(167)

Deferred tax assets	$5,913	$—
Deferred tax liabilities	34	576
Net deferred tax assets (liabilities)	$5,879	$(576)

Deferred income tax assets and liabilities consisted of the following:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Deferred tax assets
Insurance liabilities	$2,668	$2,169
Net unrealized losses on AFS	3,083	—
Net operating and capital loss carryforwards	185	60
Investments, including derivatives	282	—
Employee benefits	8	22
Investment in foreign subsidiaries	1,011	—
Other	74	39
Total deferred tax assets	7,311	2,290
Valuation allowance	(105)	(66)
Deferred tax assets, net of valuation allowance	7,206	2,224
Deferred tax liabilities
Investments, including derivatives	—	974
Intangible assets	379	—
Net unrealized gains on AFS	—	626
DAC, DSI and VOBA	946	1,026
Other	2	174
Total deferred tax liabilities	1,327	2,800
Net deferred tax assets (liabilities)	$5,879	$(576)

As of December 31, 2022, we have US federal net operating losses of $108 million, which will begin to expire by 2023; US state net operating losses of $302 million, which will begin to expire by 2031; and UK net operating losses of $355 million, which do not expire.

The valuation allowance consists of the following:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
US federal and state net operating losses and other deferred tax assets	$16	$30
UK net operating losses and other deferred tax assets	89	36
Total valuation allowance	$105	$66

The primary jurisdictions in which we operate and incur income taxes are the US and the UK. We have accumulated undistributed earnings generated by certain foreign subsidiaries, which we intend to indefinitely reinvest. As such, we have not recorded deferred taxes related to the accumulated undistributed earnings. We determined that estimating the unrecognized tax liability is not practicable.

On August 16, 2022, the US government enacted the Inflation Reduction Act of 2022 (IRA). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be ultimately implemented by the US Department of the Treasury through regulation although the IRS has issued interim guidance relevant to us describing regulations it intends to issue upon which taxpayers are entitled to rely until the issuance of regulations. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA's impact as further information becomes available.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

AHL and its Bermuda subsidiaries file protective US income tax returns and its US subsidiaries file income tax returns with the US federal government and various US state governments. AADE is not subject to US federal and state examinations by tax authorities for years prior to 2013, while Athene Annuity & Life Assurance Company of New York (AANY) is not subject to examinations for years prior to 2015. The Internal Revenue Service is currently auditing the 2017 consolidated tax return filed by AADE. No material adverse proposed adjustments have been issued with respect to the examination.

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

13. Statutory Requirements

Our insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate including Bermuda and the US. Certain regulations include restrictions that limit the dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities. The differences between financial statements prepared for insurance regulatory authorities and US GAAP financial statements vary by jurisdiction.

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

Under the Bermuda Insurance Act, long-term insurers are required to maintain minimum statutory capital and surplus to meet the minimum margin of solvency (MMS) and minimum economic statutory capital and surplus (EBS capital and surplus) to meet the Enhanced Capital Requirement (ECR). For our Class C reinsurer, ACRA 1A, MMS is equal to the greater of $500,000, 1.5% of the total statutory assets or 25% of ECR. For our Class E reinsurers, ALRe and AARe, MMS is equal to the greater of $8 million, 2% of the first $500 million of statutory assets plus 1.5% of statutory assets above $500 million or 25% of ECR. For each class, the ECR is calculated based on a risk-based capital model where risk factor charges are applied to the EBS. The ECR is floored at the MMS. As of December 31, 2022, our Bermuda subsidiaries were in excess of the minimum levels required. For our Bermuda reinsurance subsidiaries, the ECR is the binding regulatory constraint. The following represents the EBS capital and surplus and BSCR ratios:

	Successor		Predecessor
	December 31, 2022		December 31, 2021
(In millions, except percentages)	EBS capital & surplus	BSCR ratio	EBS capital & surplus	BSCR ratio
ALRe	$16,759	256%	$14,630	209%
AARe[1]	21,876	278%	6,632	2,460%
ACRA 1A	5,993	262%	3,872	183%

1 As a result of the merger, our legal entities were reorganized, which resulted in a significant change to AARe’s statutory capital position.

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

	Successor
	December 31, 2022
(In millions)	ALRe	AARe	ACRA 1A
Increase (decrease) to capital and surplus due to permitted practices	$6,029	$19,671	$8,289
Increase (decrease) to statutory net income due to permitted practices	2,605	5,299	5,945

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

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
ALRe	$5,550	$7,122
AARe	7,050	165
ACRA 1A	1,912	1,759

US statutory requirements—Our regulated US subsidiaries and the corresponding insurance regulatory authorities are as follows:

Subsidiary	Regulatory Authority
AADE	Delaware Department of Insurance
AAIA	Iowa Insurance Division
AANY	New York Department of Financial Services
Athene Re USA IV	State of Vermont Department of Financial Regulation

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

The maximum dividend these subsidiaries can pay to shareholders, without prior approval of the respective state insurance department, is subject to restrictions relating to statutory surplus or net gain from operations. The maximum dividend payment over a twelve-month period may not, without prior approval, be paid from a source other than earned surplus and may not exceed the greater of (1) the prior year’s net gain from operations or (2) 10% of prior year’s policyholders’ surplus. Based on these restrictions, the maximum dividend AADE could pay to its parent absent regulatory approval was $0 million and $0 million as of December 31, 2022 and 2021, respectively. Any dividends from AHL’s other US statutory entities in excess of the amounts allowed for AADE would not be able to be remitted to its parent without regulatory approval from the Delaware Department of Insurance.

As of December 31, 2022, our US subsidiaries’ solvency, liquidity and risk-based capital amounts were significantly in excess of the minimum levels required.

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

AAIA – Among the products issued by AAIA are indexed universal life insurance and fixed indexed annuities. These products allow a portion of the premium to earn interest based on certain indices, primarily the S&P 500. We purchase call options, futures and variance swaps to hedge the growth in interest credited to the customer as a direct result of increases in the related index. The Iowa Insurance Division allows an insurer to elect (1) to use an amortized cost method to account for certain derivative instruments, such as call options, purchased to hedge the growth in interest credited to the customer on indexed insurance products and (2) to use an indexed annuity reserve calculation methodology under which call options associated with the current index interest crediting term are valued at zero. AAIA has elected to apply this option to its over-the-counter call options and reserve liabilities. As a result, AAIA’s statutory surplus increased by $62 million and decreased $91 million as of December 31, 2022 and 2021, respectively.

Athene Re USA IV – AAIA has ceded the AmerUs Closed Block to Athene Re USA IV on a 100% funds withheld basis. A permitted practice in the State of Vermont allows Athene Re USA IV to include as admitted assets the face amount of all issued and outstanding letters of credit used to fund its reinsurance obligations to AAIA in its statutory financial statements. If Athene Re USA IV had not followed this permitted practice, then it would not have exceeded authorized control level risk based capital requirements. As of December 31, 2022 and 2021, Athene Re USA IV included as admitted assets $112 million and $117 million, respectively, related to the outstanding letters of credit.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Statutory capital and surplus and net income (loss)—The following table presents, for each of our primary insurance subsidiaries, the statutory capital and surplus and the statutory net income (loss), based on the most recent statutory financial statements to be filed with insurance regulators:

	Statutory capital & surplus		Statutory net income (loss)
	Successor	Predecessor	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
ALRe	$13,084	$11,823	$937	$3,278	$1,544
AARe	17,126	2,649	1,329	(3,703)	92
ACRA 1A	5,637	4,187	(87)	293	1,522
AADE	2,298	1,605	(20)	(70)	54
AAIA	2,067	1,279	(238)	(182)	(8)
AANY	284	304	(23)	(8)	(25)

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

Apollo has extensive experience managing our investment portfolio and its knowledge of our liability profile enables it to tailor an asset management strategy to fit our specific needs. This strategy has proven responsive to changing market conditions and focuses on earning incremental yield by taking liquidity risk and complexity risk, rather than assuming incremental credit risk. Our partnership has enabled us to take advantage of investment opportunities that would likely not otherwise have been available to us.

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

During the years ended December 31, 2022, 2021,and 2020 we incurred management fees, inclusive of the base and sub-allocation fees, of $775 million, $592 million and $490 million respectively. Management fees are included within net investment income on the consolidated statements of income (loss). As of December 31, 2022 and December 31, 2021, management fees payable were $80 million and $59 million, respectively, and are included in other liabilities on the consolidated balance sheets. Such amounts include fees incurred attributable to ACRA including all of the noncontrolling interest in ACRA.

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

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
AGM owns all of our common stock and prior to our merger with AGM on January 1, 2022 a significant voting interest in the Company was held by shareholders who are members of the Apollo Group. Also, James Belardi, our Chief Executive Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the fourteen members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

AAA – In 2022, we contributed $8,007 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Wheels Donlen – We contributed our limited partnership investment in Athene Freedom Parent, LP (Athene Freedom), for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). During the fourth quarter of 2022, Athene Freedom also invested in LeasePlan USA, Inc. (LeasePlan). We own securities issued by Wheels, Donlen and LeasePlan of $1,024 million and $2,419 million as of December 31, 2022 and December 31, 2021, respectively, which are held as related party AFS securities on the consolidated balance sheets. During the second quarter 2022, we received redemptions on Wheels securities of $1,479 million.

A-A Mortgage – We held an equity method investment of $26 million as of December 31, 2021 in A-A Mortgage, which previously held an investment in AmeriHome. In 2021, Apollo and Athene sold AmeriHome to a subsidiary of Western Alliance Bancorporation and we recognized $182 million of revenue from the premium of the platform sale, net of carry and transaction expenses.

MidCap – We have various investments in MidCap including an investment through AAA, senior unsecured notes and redeemable preferred stock. We previously directly held MidCap profit participating notes until contribution to AAA during the second quarter of 2022. We also hold structured securities issued by MidCap affiliates.

As of December 31, 2022, we held securities issued by MidCap and its affiliates of $1,262 million, which are included in related party AFS or trading securities on the consolidated balance sheets.

The following summarizes the predecessor investments in MidCap:

Predecessor
(In millions)	December 31, 2021
Profit participating notes	$635
Senior unsecured notes	158
Redeemable preferred stock	7
Total investment in MidCap	$800

As of December 31, 2021, we also held ABS and CLO securities issued by MidCap affiliates of $897 million, which are included in related party AFS securities on the consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the UK) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2022, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
We have investments in Athora’s equity, which we hold as a related party investment fund on the consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
Investment fund	$959	$743
Non-redeemable preferred equity securities	273	171
Total investment in Athora	$1,232	$914

Additionally, as of December 31, 2022 and 2021, we had $59 million and $63 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $551 million as of December 31, 2022.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose) which we consolidate as a VIE in 2022. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (Catalina) which we hold as a consolidated VIE related party investment fund on the consolidated balance sheets. Prior to 2022, we held Apollo Rose as a related party investment fund. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. We elected the fair value option on this agreement and recognized a $142 million liability as of December 31, 2022.

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $240 million and $219 million as of December 31, 2022 and December 31, 2021, respectively. The minority equity investment in VA Capital is included in related party investment funds on the consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

On June 1, 2021, Apollo Hybrid Value Fund, L.P., AA Direct, L.P. and certain entities affiliated with Athora, collectively through an acquisition vehicle, AP Violet, L.P. (AP Violet), along with Crestview and Reverence agreed to acquire a portion of the minority equity investment in VA Capital from us and Apollo. As a result, during the year ended December 31, 2021, we sold portions of our equity investment for $124 million of which $25 million was deferred consideration, to Crestview, Reverence and AP Violet.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the consolidated balance sheets. The loans are held at fair value and were $303 million as of December 31, 2022 and previously held at principal balance less allowances and were $222 million as of December 31, 2021. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of December 31, 2022 and December 31, 2021, we had $1,046 million and $415 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have purchased both senior and subordinated notes of PK Air, which are included in related party AFS or trading securities on the consolidated balance sheets. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings) and then contributed PK Air Holdings to AAA during the second quarter of 2022. The following summarizes our investments in PK Air notes:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
AFS or trading securities	$1,183	$1,401

We also have commitments to make additional investments in PK Air of $1,205 million as of December 31, 2022.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements

Apollo/Athene Dedicated Investment Program (ADIP) – Our subsidiary, Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA) is partially owned by ADIP, a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the years ended December 31, 2022, 2021 and 2020 we received capital contributions of $1,047 million, $758 million and $240 million respectively, from ADIP and paid dividends of $63 million, $0 million and $46 million respectively, to ADIP. Additionally, as of December 31, 2022 and 2021, we had $202 million and $81 million, respectively, of related party payables for contingent investment fees payable by ACRA to Apollo. ACRA is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to noncontrolling interest.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $78 million as of December 31, 2022.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of December 31, 2022.

Apollo Share Exchange and Related Transactions – On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the AOG, pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. As of December 31, 2021, the investment in Apollo was $2,112 million, which was included in related party investment funds on the consolidated balance sheets. Subsequent to our merger with AGM, our investment in Apollo was distributed to AGM in the first quarter of 2022.
15. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $17.8 billion as of December 31, 2022. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of December 31, 2022 and 2021, we had $3.7 billion and $2.8 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of December 31, 2022 and 2021, we had $21.0 billion and $19.7 billion, respectively, of board-authorized FABN funding agreements outstanding. We had $13.5 billion of board-authorized FABN capacity remaining as of December 31, 2022.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special purpose entity to purchase funding agreements from us. As of December 31, 2022 and December 31, 2021, we had $3.0 billion and $1.0 billion, respectively, of FABR funding agreements outstanding.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the consolidated balance sheets are as follows:

	Successor	Predecessor
(In millions)	December 31, 2022	December 31, 2021
AFS securities	$15,366	$9,111
Trading securities	55	75
Equity securities	38	30
Mortgage loans	8,849	5,033
Investment funds	103	174
Derivative assets	65	96
Short-term investments	120	—
Other investments	170	130
Restricted cash	628	796
Total restricted assets	$25,394	$15,445

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,353 million as of December 31, 2022. These letters of credit were issued for our reinsurance program and have expirations through July 28, 2025.

Assurance Letter—On February 8, 2023 and February 23, 2023, the Company, Apollo and Credit Suisse AG (CS) undertook the first two closes on a previously announced transaction whereby Atlas Securitized Products Holdings LP (Atlas), which is owned by AAA, acquired certain assets of the CS Securitized Products Group. Under terms of the transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe, which has issued an assurance letter to CS to guarantee the full amount of $3.3 billion. The fair values of our guarantees related to this transaction are not material to the consolidated financial statements.

Litigation, Claims and Assessments

Corporate-owned Life Insurance (COLI) Matter – In 2000 and 2001, two insurance companies which were subsequently merged into AAIA, purchased broad based variable COLI policies from American General Life Insurance Company (American General). In January 2012, the COLI policy administrator delivered to AAIA a supplement to the existing COLI policies and advised that American General and ZC Resource Investment Trust (ZC Trust) had unilaterally implemented changes set forth in the supplement that, if effective, would: (1) potentially negatively impact the crediting rate for the policies and (2) change the exit and surrender protocols set forth in the policies. In March 2013, AAIA filed suit against American General, ZC Trust, and ZC Resource LLC in Chancery Court in Delaware, seeking, among other relief, a declaration that the changes set forth in the supplement were ineffectual and in breach of the parties’ agreement. The parties filed cross motions for judgment as a matter of law, and the court granted defendants’ motion and dismissed without prejudice on ripeness grounds. The issue that negatively impacts the crediting rate for one of the COLI policies has subsequently been triggered and, on April 3, 2018, we filed suit against the same defendants in Chancery Court in Delaware seeking substantially similar relief. Defendants moved to dismiss and the court heard oral arguments on February 13, 2019. The court issued an opinion on July 31, 2019 that did not address the merits, but found that the Chancery Court did not have jurisdiction over our claims and directed us to either amend our complaint or transfer the matter to Delaware Superior Court. The matter was transferred to the Delaware Superior Court. Defendants renewed their motion to dismiss and the Superior Court heard oral arguments on December 18, 2019. The Superior Court issued an opinion on May 18, 2020 in which it granted in part and denied in part defendants’ motion. The Superior Court denied defendants’ motion with respect to the issue that negatively impacts the crediting rate for one of the COLI policies, which issue proceeded to discovery. The Superior Court granted defendants’ motion and dismissed without prejudice on ripeness grounds claims related to the exit and surrender protocols set forth in the policies, and dismissed defendant ZC Resource LLC. If the supplement were to have been deemed effective, the purported changes to the policies could have impaired AAIA’s ability to access the value of guarantees associated with the policies. The parties engaged in discovery as well as discussions concerning whether the matter could be resolved without further litigation and, at the request of the parties, on August 11, 2021, the court entered an Amended Scheduling Order setting the trial date for June 2023. On December 27, 2021, the parties agreed in principle to a settlement, pursuant to which we will be able to surrender the policies at any time and receive proceeds within six months. During the year ended December 31, 2021, we recorded an impairment of the COLI asset of $53 million, and an adjustment to deferred tax liabilities of $47 million, to reflect the terms of the settlement. The Superior Court formally dismissed the matter on December 28, 2022. We surrendered the policies effective December 30, 2022.

ATHENE HOLDING LTD.
Notes to Consolidated Financial Statements
16. Product and Geographic Information

We operate our core business strategies out of one reportable segment. We market annuity products, primarily fixed rate and fixed indexed annuities. Deposits, which are generally not included in revenues on the consolidated statements of income (loss), and premiums collected are as follows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Fixed indexed annuities	$11,212	$8,408	$20,257
Fixed rate annuities	15,322	2,662	20,433
Payouts without life contingencies	490	542	545
Funding agreements	7,770	11,852	7,679
Life and other deposits	2	2	2
Total deposits	34,796	23,466	48,916
Payouts with life contingencies	11,606	14,217	5,911
Life and other premiums	32	45	52
Total premiums	11,638	14,262	5,963
Total premiums and deposits, net of ceded	$46,434	$37,728	$54,879

Deposits and premiums by the geographical location are primarily attributed to individual countries based on the jurisdiction of the subsidiary that directly issued or assumed the business and are as follows:

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
United States	$34,646	$25,380	$19,187
Bermuda	11,788	12,348	35,692
Total premiums and deposits, net of ceded	$46,434	$37,728	$54,879

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

Below is a list of the names and ages of our directors and executive officers as of February 24, 2023, and a description of the business experience of each of them.

Name	Age	Position
James R. Belardi	65	Chairman of the Board, Chief Executive Officer, and Chief Investment Officer
Grant Kvalheim	66	President—Athene, Chief Executive Officer and President—Athene USA
Martin P. Klein	63	Executive Vice President and Chief Financial Officer
Michael S. Downing	53	Executive Vice President and Chief Operating Officer
John L. Golden	43	Executive Vice President and Global Head of Insurance Regulatory**
Douglas Niemann	53	Executive Vice President and Chief Risk Officer
Marc Beilinson	64	Director*
Robert L. Borden	59	Director*
Mitra Hormozi	53	Director*
Scott Kleinman	50	Director
Brian Leach	63	Director*
Gernot Lohr	53	Director
H. Carl McCall	87	Director*
Matthew R. Michelini	41	Director
Dr. Manfred Puffer	59	Director
Marc Rowan	60	Director
Lawrence J. Ruisi	74	Director*
Lynn Swann	70	Director*
Hope Schefler Taitz	58	Director

* Independent director for purposes of the NYSE corporate governance listing requirements.
** Effective February 16, 2023, Mr. Golden transitioned from his previous role as General Counsel into the role of Global Head of Insurance Regulatory.

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

Grant Kvalheim has served as our President since April 2022. Mr. Kvalheim also serves as the Chief Executive Officer of Athene USA Corporation, a role he has held since June 2015, and President of Athene USA Corporation from January 2011. Prior to assuming his current role, he served as President from January 2011 until September 2015, as our Chief Financial Officer from January 2011 until April 2013, and a director from January 2012 until February 2014. Together with Mr. Belardi, Mr. Kvalheim is responsible for our overall strategic direction. He leads our U.S. operating companies with a focus on our retail annuity, flow reinsurance, and funding agreements business. Along with Vishal Seth of Apollo, he oversees Athene’s pension group annuity and corporate development activities. Prior to joining our Company, Mr. Kvalheim was a senior executive of Barclays Capital (Barclays) from early 2001 to the end of 2007, becoming Co-President in September 2005. During his time at Barclays he converted a European cash investment grade business into a leading global cash and derivatives business across both securitized and non-securitized credit products, and significantly expanded Barclays’ investment banking platform. Prior to joining Barclays, Mr. Kvalheim held senior executive positions in the investment banks of Deutsche Bank and Merrill Lynch. Mr. Kvalheim has a Bachelor of Arts degree in economics from Claremont McKenna College and a Master of Business Administration in finance from the University of Chicago. He currently serves on the board of directors of Mottahedeh & Co., Sol Health, United Way of Central Iowa, and the Greater Des Moines Partnership.
Martin P. Klein has served as our Executive Vice President and Chief Financial Officer since November 2015. Mr. Klein is responsible for overseeing our financial management, including our enterprise finance, reporting, tax, actuarial, internal audit, and risk functions. He also helps develop and execute strategic operating decisions across our Company. Prior to joining our Company, Mr. Klein was employed by Genworth Financial, Inc. (Genworth), joining in 2011 as Executive Vice President & Chief Financial Officer, and also served as Genworth’s Acting President & Chief Executive Officer during most of 2012. Prior to Genworth, Mr. Klein served as a Managing Director at Barclays, after its acquisition of the US operations of Lehman Brothers Holdings, Inc., where he served as a Managing Director and head of the Insurance & Pension Solutions Group. Previously, Mr. Klein had been with Zurich Insurance Group from 1994 to 1998 as Managing Director of Zurich Investment Management, and worked in finance and actuarial roles in other insurance organizations earlier in his career. Mr. Klein is a director of several of our insurance subsidiaries, as well as Athora. He also serves on the board of Caritas, a non-profit organization in Richmond, Virginia. Mr. Klein is a Fellow of the Society of Actuaries and a Chartered Financial Analyst. He received his Bachelor of Arts in mathematics and business administration from Hope College and a Master of Science in statistics and actuarial science from the University of Iowa, where he now serves on the College of Liberal Arts & Science’s Dean’s Advisory Council.
Michael S. Downing has served as our Executive Vice President and Chief Operating Officer since January 2022. He is responsible for the day-to-day operations of the Company, including IT, Operations, Product Management, Marketing, and Athene’s Bermuda operations. Prior to assuming his current role, Mr. Downing served as our Executive Vice President and Chief Actuary from 2015 to October 2022, and was responsible for global actuarial valuation, modeling, pricing, product development, and product go-to-market. Prior to joining the Company, Mr. Downing spent seven years at The Allstate Corporation, with increasing responsibility over time. His final role included responsibility for product, actuarial, asset liability management, marketing, and finance. Prior to Allstate, Mr. Downing was a Managing Principal at Aon Hewitt, leading the International Consulting practice following overseas assignments in the UK and Switzerland. Mr. Downing holds a bachelor’s degree in Mathematics from Gustavus Adolphus College in St. Peter, Minnesota. He is a Fellow of the Society of Actuaries (FSA), an Enrolled Actuary (EA) and a Certified Enterprise Risk Analyst (CERA).
John L. Golden has served as our Executive Vice President and Global Head of Insurance Regulatory since February 2023. He is responsible for developing and advancing Apollo/Athene’s global insurance regulatory strategy and managing overall relationships between Apollo/Athene and insurance regulators and industry associations. He previously served as Athene’s Executive Vice President and General Counsel with responsibility for the legal, compliance and government relations functions of the company. Prior to joining Athene, Mr. Golden was an attorney at Sidley Austin LLP (Sidley). At Sidley, he represented a variety of financial institutions in connection with all aspects of their businesses such as corporate transactions, securities offerings, regulatory and compliance, enforcement matters and employment matters. Prior to Sidley, he worked for Fisher Investments and IBM Corporation. Mr. Golden received his Juris Doctor from the University of California, Los Angeles and a Bachelor of Science in Operations Management/Information Systems from Santa Clara University. Mr. Golden is admitted to the State Bar of California.
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
Scott Kleinman has served as a director of our Company since December 2018. Mr. Kleinman is Co-President of Apollo Asset Management, Inc. (AAM), co-leading AAM’s day-to-day operations including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform, as well as a member of the board of directors of AAM. Mr. Kleinman joined Apollo six years after its inception in 1996, and was named Lead Partner for Private Equity in 2009 prior to being named Co-President in 2018. Mr. Kleinman currently serves on the boards of directors of AAM, Apollo Global Management, Inc., Athora Holding, Ltd., and Apollo Strategic Growth Capital II and previously served on the board of directors of Apollo Strategic Growth Capital I, Hexion Holdings, and MPM Holdings. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Advisors at the University of Pennsylvania Stuart Weitzman School of Design. He is also a member of the Board of Advisors of Nature Conservancy New York as well as a member of the Board of Directors of White Plains Hospital, where he co-chaired the COVID-19 Relief Campaign. Mr. Kleinman received a BA and BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

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
Gernot Lohr has served as a director of our Company and our subsidiary, ALRe, since 2009. Mr. Lohr has served as a director of the general partner of ISG, our investment manager, since 2009. Mr. Lohr is a Senior Partner and Global Head of the Financial Institutions Group at Apollo, which he joined in May 2007. Prior to joining Apollo, Mr. Lohr was a founding partner at Infinity Point LLC, Apollo’s joint venture partner for the financial services industry since 2005. Before that time, Mr. Lohr spent eight years in financial services investment banking at Goldman, Sachs & Co. in New York and also worked at McKinsey & Company and B. Metzler Corporate Finance in Frankfurt. Currently, Mr. Lohr serves on the board of directors of Athora Holding Ltd., Aspen Insurance Holdings Limited, and Catalina Holdings. Mr. Lohr has previously served on the board of directors of Tranquilidade, Amissima Vita S.p.A., Amissima Assicurazioni S.p.A., Bremer Kreditbank Aktiengesellschaft, Nova Kreditna banka Maribor d.d. and Oldenburgische Landesbank. Mr. Lohr has a joint Master’s Degree in economics and engineering from the University of Karlsruhe, Germany, and received a Master of Business Administration from the MIT Sloan School of Management. Mr. Lohr was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.
H. Carl McCall has served as a director of our Company since August 2016. From 2011 to 2019, Mr. McCall served as the Chairman of the Board of Trustees of the State University of New York. From 2002 to 2015, Mr. McCall served as a board member or trustee of several organizations, including Ariel Investment, Tyco International, New Plan Realty Corporation and the New York Stock Exchange. Since 2003, Mr. McCall has served as a principal of Covenant Capital, LLC. From 1993 to 2002, Mr. McCall served as the Comptroller of the State of New York, a position in which he was the sole trustee of the second largest public pension fund in the United States. From 1991 to 1993, Mr. McCall served as the President of the New York City Board of Education. From 1986 to 1991, Mr. McCall served as Commissioner of the Port Authority of New York and New Jersey. From 1985 to 1993, Mr. McCall served as a Vice President of Citicorp, Inc. From 1980 to 1981, Mr. McCall served as an ambassador to the United Nations. From 1975 to 1980, Mr. McCall served as a state senator of New York. Mr. McCall received a Bachelor of Arts degree in government from Dartmouth College and a Masters of Arts from Andover Newton Theological Seminary. Mr. McCall was selected to serve on our board of directors as a result of his extensive leadership experience in various sectors, and his experience serving on the boards of a number of public and private companies.
Matthew R. Michelini has served as a director of our Company and certain of our subsidiaries since 2010, and is a member of our executive, legal and regulatory, and risk committees. Mr. Michelini serves as a director of the general partner of ISG, our investment manager. Mr. Michelini is Partner, Head of Asia-Pacific, Co-Head of Apollo’s Hybrid Value Fund and member of the Management Committee at Apollo. Prior to joining Apollo in 2006, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini serves on the board of directors of Hero Fincorp Limited, Venerable Holdings, Inc., MaxCap Group Holdings Pty Ltd and previously served on the boards of Aleris International, OneMain Holdings, and Warrior Met Coal. At Apollo, Mr. Michelini has executed deals across the world including in North America, Europe, and Asia. Mr. Michelini graduated from Princeton University with a B.A. in mathematics and a Certificate in Finance. He received his M.B.A. degree from Columbia University. Mr. Michelini was selected to serve on our board of directors as a result of his extensive experience in the financial services sector.

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

Marc Rowan has served as a director of our Company since 2009, and is a member of our executive committee. Mr. Rowan has served as a director of the general partner of ISG, our investment manager, since 2009. Mr. Rowan is the Chief Executive Officer of Apollo Global Management, Inc. and a member of its board of directors and a member of its executive committee. Mr. Rowan co-founded Apollo in 1990. Mr. Rowan also currently serves on the board of directors of Athora Holding Ltd. He has previously served on the boards of directors of numerous entities affiliated with Apollo, portfolio companies held by Apollo managed funds, and other entities. Mr. Rowan is the Chair of the Board of Advisors of the Wharton School, and a member of the University of Pennsylvania’s Board of Trustees. In addition, he is involved in public policy and is an initial funder and contributor to the development of the Penn Wharton Budget Model, a nonpartisan research initiative which provides analysis of public policy’s fiscal impact. An active philanthropist, Mr. Rowan is a a founding member of Youth Renewal Fund and Vice Chair of Darca, Israel’s top educational network operating 40 schools with over 22,000 students throughout Israel’s most diverse and underserved communities. He is an Executive Committee member of the Civil Society Fellowship, a partnership of ADL and the Aspen Institute, designed to empower the next generation of community leaders and problem solvers from across the political spectrum. He also serves on the boards of, inter alia, several technology-oriented venture companies. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a BS and MBA in finance. Mr. Rowan was selected to serve on our board of directors as a result of his service on the boards of numerous public and private companies and his demonstrated track record of success and extensive experience in the financial services sector.
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
Hope Schefler Taitz has served as a director of our Company and our subsidiary, ALRe, since 2011, and is a member of our risk, legal and regulatory, and conflicts committees. Ms. Taitz is also a director of a number of our US subsidiaries. Ms. Taitz has served as the CEO of ELY Capital since 2004 and the chairperson and CEO of Aequi Acquisition Corp. since 2020. Now acting as an investor and advisor with expertise in media, technology and the consumer, she helps innovative enterprises grow through financial leadership and connections to established corporations. Ms. Taitz, a strong advocate of women on boards, also currently serves on the board of MidCap Finco Holdings Limited and Summit Hotel Properties, Inc. She has previously served on the boards of Apollo Residential Mortgage, Inc., Greenlight Capital Re, Ltd., Diamond International Resorts, Inc., as well as Lumenis Ltd. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)), specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. On the not for profit side, Ms. Taitz focuses on education and is an advocate for STEM. She is a founding executive member of YRF Darca, an emeritus board member of Pencils of Promise, and a member of the undergraduate executive board of The Wharton School at the University of Pennsylvania. Ms. Taitz is a former board member of Girls Who Code and is now a board member of the New York City Foundation for Computer Science. Ms. Taitz graduated with honors from the University of Pennsylvania with a Bachelor of Arts degree in economics. Ms. Taitz was selected to serve on our board of directors as a result of her extensive experience in the financial services sector as well as her experience serving on the governance committees of other public companies.
Arthur Wrubel and Fehmi Zeko previously served as directors of our Company up until their resignation on December 13, 2022.

CORPORATE GOVERNANCE
Corporate Governance
Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 14 members. Six of our directors are employees of or consultants to Apollo or its affiliates including Mr. Belardi, our Chairman, Chief Executive Officer and Chief Investment Officer, who is also a member of the board of directors and executive officer of AGM and a member of AGM’s executive committee and the Chairman and Chief Executive Officer of ISG. We believe that it is appropriate, given Mr. Belardi’s in-depth knowledge of the Company and our business and industry and his ability to formulate and implement strategic initiatives, that the offices of Chief Executive Officer and Chairman have been vested in Mr. Belardi.
Under our bye-laws, our board of directors may consist of not less than two directors. Our board size is currently set at 16 members, with two vacancies resulting from the resignation of two of our directors in December 2022. If there is a vacancy on our board of directors due to the death, disability, disqualification, removal or resignation of a director, the board of directors may appoint any person as a member of the board of directors on an interim basis until the next annual general meeting. At the next annual general meeting, the newly appointed director will be put to a shareholder vote.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Messrs. Beilinson, Borden, Leach, McCall, Ruisi, Swann, and Mses. Hormozi and Taitz do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors meets the independence requirements of the NYSE listing rules. Consequently, a majority of our directors are independent directors. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director and non-Apollo director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including any transactions involving them described under —Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
Our audit committee is currently comprised of Messrs. Leach, Ruisi and Borden, and Ms. Taitz. Mr. Ruisi is the chair of the audit committee. The board of directors has determined that each of Messrs. Ruisi, Leach and Borden, and Ms. Tatiz meet the independence requirements of the NYSE rules and the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. The board of directors has determined that each member of our audit committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. The chair of our audit committee, Mr. Ruisi, is an independent director and an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. Our board of directors has approved a written charter under which the audit committee will operate. A copy of the charter of our audit committee is available on our principal corporate website at www.athene.com. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

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
The audit committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2022 with management and the independent auditors. The independent auditors have discussed with the audit committee the matters required to be discussed by the independent auditors under the rules adopted by the Public Company Accounting Oversight Board and the SEC. The independent auditors have also provided to the audit committee the written disclosures and the letter required by the applicable rules of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and the audit committee has discussed with the independent auditors their independence from the Company. The independent auditors and the Company’s internal auditors had full access to the audit committee, including meetings without management present as needed.
Based on the audit committee’s review and discussions referred to above, the audit committee recommended to the board of directors that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
AUDIT COMMITTEE
Lawrence J. Ruisi, Chairman
Brian Leach
Robert Borden
Hope Taitz
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
The committee’s oversight responsibilities complement those of the audit committee with respect to our compliance with legal and regulatory requirements. Our legal and regulatory committee is comprised of Mr. Beilinson, and Mses. Taitz and Hormozi. Ms. Hormozi is the chair of the legal and regulatory committee.

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
REPORT OF THE EXECUTIVE COMMITTEE OF THE BOARD OF DIRECTORS
The executive committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the executive committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Mr. Belardi serves on the board of directors of AGM and three executive officers of AGM, Messrs. Rowan, Kleinman and Belardi, serve on our board of directors. Except for the foregoing, none of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has an executive officer serving as a member of our compensation committee or as a director on our board of directors.
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
With respect to cybersecurity, we have developed a program, overseen by our Chief Information Security Officer and our Information Security, Risk, and Compliance group, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information that we own or that is otherwise in our care. This program includes a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident. The audit committee and the risk committee meet periodically with our Chief Information Officer, Chief Information Security Officer and certain other members of senior management to review our information technology and cybersecurity risk profile and discuss our activities to manage those risks. Periodic updates to the operational risk and audit committees include the results of exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and our internal response preparedness.

Corporate Social Responsibility
We are committed to giving back to the communities in which we live and work. We strive to operate in ways that honor our values and respect our communities as we seek to make a positive contribution to society as a whole. We recognize that our social, economic and environmental responsibilities are important for our relationships with customers, employees, agents and our communities, and we aim to demonstrate these responsibilities through our actions and within our corporate policies. A full review of our corporate social responsibility practices can be found in our Corporate Social Responsibility Report and the corporate social responsibility section of our corporate website available at www.athene.com/corporate-social-responsibility. Information contained on our website or connected thereto does not constitute a part of, and is not incorporated by reference into, this report.

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Compensation Discussion and Analysis (CD&A)

Named Executive Officers (NEOs)
Our NEOs, comprised of our principal executive and financial officers and our three highest paid executive officers other than our principal executive and financial officers, are as follows:

Executive	Title
James R. Belardi	Chairman, Chief Executive Officer and Chief Investment Officer
Martin P. Klein	Executive Vice President and Chief Financial Officer
Grant Kvalheim	President*
Michael S. Downing	Executive Vice President and Chief Operating Officer
John L. Golden	Executive Vice President and Global Head of Insurance Regulatory**
William J. Wheeler	Vice Chairman***

* Effective April 1, 2022, Mr. Kvalheim assumed the role of President of the Company.
** Effective February 16, 2023, Mr. Golden transitioned from his previous role as General Counsel into the role of Global Head of Insurance Regulatory.
*** Effective March 31, 2022, Mr. Wheeler transitioned to the role of Vice Chairman of the Company.

Compensation Framework
Goals, Principles and Process
Our 2022 executive compensation program was designed to:
•attract, retain and motivate high-performing talent;
•reward outstanding performance;
•align executive compensation elements with company performance; and
•align the interests of our executives with those of our stakeholders.

Following the closing of the AHL Merger, we became a “controlled company” for purposes of the NYSE listing standards and, as a result, we are no longer required to have a compensation committee comprised solely of independent directors or to have the compensation of our executive officers determined by such a committee. Accordingly, our compensation committee was dissolved and its remaining functions and responsibilities were assumed by the compensation committee of AGM’s board of directors (the “AGM Compensation Committee”), which is composed solely of independent directors of AGM, with respect to Mr. Belardi and by the executive committee of our board of directors with respect to the other NEOs, except for the actions taken by Mr. Belardi with respect to 2022 compensation for the other NEOs, as described below.
For 2022, Mr. Belardi, after consulting with AGM, our parent corporation, determined the compensation of all of our executive officers other than himself. Mr. Belardi made compensation decisions after considering performance of the Company and each individual as well as the Company’s historical compensation practices. None of our NEOs participated in the determination of their own compensation.
Following the closing of the Mergers, Athene is now responsible for 100% of Mr. Belardi’s compensation from Athene and AGM rather than a 50% allocation (with ISG paying the other 50%), as was the case for his pre-Mergers compensation.

2022 Compensation Elements

Base Salary

Base salaries for our NEOs are determined annually, based on a number of factors, including the size, scope and impact of their role, the market value associated with their role, leadership skills, length of service, and individual performance and contributions.

Annual Incentive Awards

As further discussed below in –2022 Compensation Decisions, in 2022, we granted annual cash incentive awards to our NEOs based on the achievement of financial, operational and personal objectives. These objectives were communicated to our NEOs following the closing of the Mergers, with Mr. Belardi determining the amount of the awards for the NEOs other than himself and the AGM Compensation Committee determining the amount of Mr. Belardi’s award, in each case, based on performance against those objectives. The annual incentive award payout for each NEO other than Mr. Belardi was subject to a personal performance modifier that allowed for an adjustment in payout based on a holistic assessment of each such NEO’s individual performance. In addition, the portion of the annual incentive award payout that was based on corporate financial and operational goals could have been overridden to 0% for the NEOs at the discretion of our executive committee in the event of a material breach of a risk threshold, but only to the extent such breach was not approved in advance or waived by our executive committee.

Long-Term Incentive Awards

Under the terms of the Merger Agreement, Company stock options, outstanding restricted share awards (RSAs) and restricted share unit awards (RSUs) were generally converted in stock options, RSAs and RSUs with respect to a number of shares of AGM common stock intended to preserve the fair value of the converted awards as of the closing date of the Mergers. Each such award is otherwise subject to the same terms and conditions as were applicable prior to such conversion, except that any performance-based vesting conditions were deemed achieved at target and the performance-based awards continue to vest in accordance with their original vesting schedules. For additional information regarding the treatment of outstanding equity awards in connection with the Mergers, please see our Annual Report on Form 10-K for the year ended December 31, 2021.

Performance Fee Programs

Performance fee entitlements with respect to investment funds managed by AGM and its subsidiaries confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Since 2020, Messrs. Belardi, Klein, Kvalheim, Golden, Downing and Wheeler have been entitled to participate in certain performance fee income received by Apollo ADIP Advisors, L.P. (ADIP GP) from ADIP. See —Item 13. Certain Relationships and Related Transactions, and Director Independence for further discussion regarding ADIP. In 2022, the NEOs other than Messrs. Belardi and Wheeler began participating in an AGM program that gives them rights to participate in performance fee income. Under the program, performance fees that accrue may be notionally invested by participants in a fund AGM manages until paid. Rights to payments under this program vest after three years, subject to continued employment, with the first payment to be made in 2025. As with other amounts distributed in respect of performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their performance fee rights as compensation. No such payments were made in 2022.

Partner Benefits Stipend

Commencing in March 2022, AGM provided each NEO other than Messrs. Belardi and Wheeler with an annual partner stipend of $250,000 that may be used by the NEOs for benefits or other purposes.

ISG Partnership Interest Revenue Sharing

In 2009, Mr. Belardi founded ISG and was granted Class B Interests in ISG’s parent, AISG Holdings LP. These Class B Interests provided Mr. Belardi 5% of the profit of ISG (the “ISG partnership interest”). On June 16, 2022, the partnership agreement of AISG Holdings LP (the “Partnership Agreement”) was amended such that the ISG partnership interest provides quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such terms are defined the Fee Agreement by and between ISG and the Company, and the Fee Agreement by and between ISG and Athene Co-Invest Reinsurance Affiliate 1A Ltd, each as in effect from time to time. This formulation was intended to be substantially equivalent in value to the ISG partnership interest’s previous 5% profit participation under the Partnership Agreement. The move to revenue sharing provides long-term alignment to invest in the ISG business to support future growth. This partnership interest results in distributions which, unlike dividends on common stock, are reported in the All Other Compensation column of the 2022 Summary Compensation Table.

Other Compensation Practices
Employment Agreements
We have entered into employment agreements with certain of our NEOs, as follows:

Belardi Agreement

Prior to the Mergers, Mr. Belardi was party to separate employment agreements with each of the Company and with ISG. In connection with the closing of the Mergers, Mr. Belardi, ISG and the Company entered into a new employment agreement which superseded each of his existing employment agreements (the “Amended Belardi Agreement”). Pursuant to the Amended Belardi Agreement, Mr. Belardi continues to serve as the Chief Executive Officer of both companies. The current term of the Amended Belardi Agreement will expire on December 31, 2023, and will automatically extend for subsequent one-year terms unless Mr. Belardi or AGM gives written notice of nonrenewal prior to expiration of the then-current term. Mr. Belardi’s annual base salary of $1,875,000 and target annual incentive bonus opportunity of $1,850,000 are the same aggregate amounts as were payable under his prior employment agreements. Any annual incentive bonus may be paid in the form of cash or publicly tradeable securities that vest in annual installments (such amount was paid in the form of AGM RSUs for services performed in 2022). Under the Amended Belardi Agreement, Mr. Belardi is also entitled to receive an additional annual amount equal to 3% of the profits of Apollo’s Insurance Solutions Group International, the international arm of ISG (ISGI), subject to Mr. Belardi’s continued employment with the Company through the date it pays its annual bonuses for the applicable year.

Consistent with his prior employment agreements, under the Amended Belardi Agreement, severance is payable to Mr. Belardi on a termination of employment by the Company without cause or by reason of nonrenewal of the term of the Amended Belardi Agreement, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability (an “Involuntary Termination”), equal to his annual base salary (payable at the AGM Compensation Committee’s discretion in cash, fully-vested shares of AGM common stock, or any combination thereof) and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. Upon an Involuntary Termination other than due to death or disability, Mr. Belardi is also entitled to additional severance equal to his target annual incentive bonus multiplied by a fraction, the numerator of which is his annual incentive bonus for the previous fiscal year and the denominator of which is his annual base salary for the previous fiscal year. In addition, upon an Involuntary Termination, (i) Mr. Belardi will be entitled to the reimbursement of the cost of continued medical coverage at active employee rates for up to 18 months, (ii) any outstanding and unvested time-vesting profits units that are scheduled to vest during the one-year period immediately following the termination date will immediately vest, and (iii) any outstanding and unvested equity awards granted as a component of an annual incentive bonus will immediately vest, based on target performance with respect to any performance-vesting awards.

Severance payments and benefits are conditioned on Mr. Belardi’s execution of a general release of claims in favor of the Company and its affiliates. The Amended Belardi Agreement contains customary restrictive covenants, including confidentiality and nondisclosure covenants, covenants not to compete or solicit customers for 12 months following the date on which he ceases to own or control his ISG partnership interest, and a covenant not to solicit employees for 24 months following termination.

To the extent that any payment, benefit or distribution of any type to or for the benefit of Mr. Belardi would be subject to the excise tax imposed under Section 4999 of the Code, then such payments, benefits or distributions will be reduced (but not below zero) so that the maximum amount of such payments, benefits or distributions will be one dollar less than the amount which would cause them to be subject to such excise tax, unless Mr. Belardi makes AGM and its affiliates whole on an after-tax basis for any adverse tax consequences imposed on AGM and its affiliates under Section 280G of the Code as a result of not reducing such payments, benefits or distributions.

Wheeler Agreement
On January 7, 2022, Mr. Wheeler notified the Company of his decision to resign from his role as President of the Company, effective as of March 31, 2022 (the “Transition Date”). The Company entered into an agreement with Mr. Wheeler pursuant to which Mr. Wheeler transitioned to the role of Vice Chairman of the Company (the “Wheeler Agreement”). In this role, Mr. Wheeler will remain an employee of the Company and will provide strategic advice to the Company’s senior management as the Company executes its plan for future growth. Mr. Wheeler’s initial term as Vice Chairman will continue through March 31, 2024, with automatic renewals for additional one-year periods. Mr. Wheeler’s service as Vice Chairman may be terminated by either party upon 90 days’ prior written notice and may be terminated by the Company immediately for cause. For his service as President through the Transition Date, Mr. Wheeler was entitled to receive a long-term incentive award with a grant date fair value of $2,250,000 and a one-time RSU award with a grant date fair value of $6,500,000, as described below. While serving as Vice Chairman, Mr. Wheeler will be entitled to an annual base salary of $100,000 and will continue to participate in the Company’s compensation and benefits programs as an employee, including severance benefits and continued vesting of his outstanding equity awards and grant of limited partner interests from the Apollo/Athene Dedicated Investment Program, in each case, in accordance with their terms and applicable underlying equity plans. Pursuant to the Wheeler Agreement, Mr. Wheeler is subject to ongoing non-solicitation and confidentiality covenants contained in the Employment Agreement, dated as of September 7, 2015, between the Company and Mr. Wheeler.

Klein Agreement

Pursuant to his employment agreement, Mr. Klein is entitled to receive a minimum base salary of $550,000 and is eligible to receive an annual incentive award each fiscal year he is employed. His employment is at will and may be terminated by him or by the Company at any time by giving two months’ notice.

In addition, the Company has the right, in its discretion, to terminate the agreement with a payment in lieu of notice. The Company may also terminate the agreement without notice or payment in lieu of notice if Mr. Klein is guilty of any gross default or misconduct, or any repeated misconduct after due warning, in connection with the Company or in the event of any serious or repeated breach or non-observance with any of the provisions in the agreement. The employment agreement contains customary restrictive covenants, including confidentiality and nondisclosure covenants and covenants not to solicit customers or employees of the Company or any affiliate of the Company for 12 months following termination.

Review of Compensation Policies and Practices Related to Risk Management

Effective risk management is central to our success, and compensation is carefully designed to be consistent with our risk management framework and controls. If our performance is obtained in a manner inconsistent with this framework or these controls, our executive committee had the discretion, with input from the risk committee, if necessary, to decrease or not award any bonuses to our NEOs and other executive officers. In addition, the performance objectives for our Chief Risk Officer and the other employees in our risk management function are based in part on the effectiveness of our risk management policies and procedures. We have determined that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. This compensation risk assessment was conducted with the assistance of our Chief Risk Officer and other employees in our risk management function.

2022 Compensation Decisions
Base Salary

Mr. Belardi’s base salary of $1,875,000 in 2022 was unchanged from 2021 (when combined with amounts previously paid by the Company on Mr. Belardi’s behalf for financial and estate planning services), but before Mr. Belardi entered into his new employment agreement in 2022, 50% of Mr. Belardi’s base salary was paid by the Company and 50% was paid by ISG. Mr. Kvalheim’s base salary increased from $800,000 in 2021 to $1,000,000 in 2022. Mr. Golden’s base salary increased from $525,000 in 2021 to $600,000 in 2022. Mr. Downing’s base salary increased from $400,000 in 2021 to $600,000. The base salary increases for Messrs. Kvalheim and Golden were a result of market adjustments as well as strong individual performance and substantial contribution to the Company’s overall performance from each of these executives in fiscal year 2021 and, with respect to Mr. Kvalheim and Mr. Downing, his increased responsibilities following his promotion and, with respect to Mr. Kvalheim, the transition of Mr. Wheeler to the role of Vice Chairman. Mr. Klein’s base salary in 2022 remained unchanged from 2021. In connection with his transition to the role of Vice Chairman, Mr. Wheeler’s base salary was reduced to $100,000 for 2022, as described above.
Annual Incentive Awards

The NEO annual incentive awards in 2022 were based on a combination of five overall corporate financial and operational goals for the NEOs other than Messrs. Belardi and Wheeler. For Mr. Belardi, the AGM Compensation Committee established that 25% of his target annual incentive RSU award would be based on a combination of such goals, while the remaining portion was based 25% on absolute and relative investment portfolio total return goals and 50% on the AGM Compensation Committee’s review of overall Company performance, as discussed in further detail below. The annual incentive awards for the NEOs other than Mr. Belardi and Mr. Wheeler were also subject to reduction by our executive committee or Mr. Belardi based on a review of the NEOs’ individual performance in 2022 against goals established at the beginning of the fiscal year that were designed to generally align with the Company’s strategic and operating initiatives.

For 2022, Mr. Belardi, in consultation with AGM and our executive committee, established target incentive award opportunities of approximately 200%, 188%, 175% and 132% of base salary for Mr. Kvalheim, Mr. Klein, Mr. Downing and Mr. Golden, respectively, and the AGM Compensation Committee established a target incentive award opportunity of $1,850,000 for Mr. Belardi, consistent with his employment agreement (which was unchanged from his 2021 award opportunity). Each NEO, other than Mr. Belardi and Mr. Wheeler, was eligible for a total annual incentive award payout ranging from 0% to 200% of such NEO’s target award opportunity. Mr. Belardi was eligible for a total annual incentive award payout ranging from 0% to 139% with respect to the quantitative portion of his target award opportunity. Following his transition to the role of Vice Chairman, Mr. Wheeler was not eligible for an annual incentive award.

The five Company corporate performance measurements, their respective weightings and 2022 performance and achievement with respect to these measurements as of the December 2022 performance determination date, are set forth below. The targets for the corporate financial and operational measures were determined in relation to the Company’s internal business plan for the year.

Objectives	Weight	Measurement	Target[6]	2022 Performance (Estimate)
Overall profitability	35%	Spread related earnings[1]	$2.055B	$2.349B
Expense management	15%	Expense targets[2]	—	Exceeded
Organic growth	10%	Organic deposits[3]	$36-38B	$46.9B
New business profitability	15%	Underwritten returns[4]	—	Exceeded
Capital	25%	Excess equity capital generation[5]	—	Target

[1] Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AGM, our parent corporation, eliminating the impact of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives, net of offsets; integration, restructuring, and other non-operating expenses; stock compensation expenses; and income tax (expense) benefit.

[2] Represents consolidated operating expenses included in operating income, including the impact of ACRA’s non-controlling interest, taking into account M&A, long-term incentive program, bonus accrual variances in relation to target, and the impact of any material transactions undertaken.

[3] Organic deposits include retail independent marketing organization (IMO), retail financial institution, funding agreements, pension group annuities and flow reinsurance.
[4] Underwritten returns on retail IMO, retail financial institution, funding agreements, pension risk transfer and flow reinsurance.
[5] Increase in excess equity capital, with adjustments including, but not limited to, variance to the Company’s 2022 financial plan for the impact of Apollo AOG shares, preferred stock issuances, debt issuances, inorganic transactions, and certain other uses.

[6] The targets were designed to be reasonable achievable with strong management performance and the coordinated cross-functional focus and effort of the NEOs.

The Company’s 2022 performance based on the five corporate objectives described above would have resulted in a payout level equal to 114% of the corporate target opportunity based on actual performance of each metric limited by performance caps. The AGM Compensation Committee, in consultation with management, approved an actual payout level equal to 130%, based on not having the payout caps apply with respect to the organic deposit and new business profitability measures, deeming excess equity capital met at target in recognition of the unique impacts of the market environment in 2022 (including the inability to access the capital markets at attractive financing terms) and then reducing the resulting calculated payout from 140% to 130%. The approved results were in recognition of extraordinary performance in 2022 for organic volumes and high performance in the face of challenging market conditions.

Mr. Belardi

In December 2022, following a review of performance in 2022, the AGM Compensation Committee approved a payout Mr. Belardi’s annual incentive award, resulting in the grant to Mr. Belardi of RSUs representing an award level equal to 110% of target, based on the factors discussed above. The five corporate objectives discussed above collectively comprised 25% of Mr. Belardi’s target annual incentive RSU award, while the remaining portion was based 25% on absolute and relative investment portfolio total return performance goals and 50% on the AGM Compensation Committee’s review of overall Company performance. The first investment portfolio total return objective, weighted at 12.5%, compared the Company’s non-alternative investment performance to the Barclays US Aggregate Bond Index over a trailing 33-month period. The second investment portfolio total return performance objective, also weighted at 12.5%, compared the Company’s alternative investment performance relative to a 50-50 blended index of the S&P 500 and the BofA Merrill Lynch US High Yield Index over a 33-month period, subject to maintaining a minimum return on alternative investment performance since the inception of the Company.

The investment portfolio total return performance objectives are assessed based on a prescribed formula. For the investment portfolio total return performance objective based on the Company’s non-alternative investment performance, the AGM Compensation Committee compared the Company’s results of (0.64)% for the 33-month period ending September 30, 2022 to (1.19)% for the Barclays US Aggregate Bond Index, which pursuant to the formula resulted in a payout of 100% of the award for this objective. For the investment portfolio total return performance objective based on the Company’s alternative investment performance, the AGM Compensation Committee compared the Company’s results of 13.30% for the 33-month period ending September 30, 2022 to 3.35% for the 50-50 blended index described above, which pursuant to the formula resulted in a payout of 120% of the award.

These annual incentive RSUs were granted in February 2023 and vest in two equal annual installments, consistent with past practice for Mr. Belardi.

Equity and Long-Term Incentive Awards

Following the closing of the Mergers, in February 2022, AGM granted AGM RSUs to each of the NEOs other than Mr. Belardi. The AGM RSUs were fully vested at the time of grant, but are scheduled to settle in three equal annual installments in each of February 2023, 2024 and 2025, subject to the NEOs’ continued employment through the applicable settlement date. In the event that an NEO’s employment terminates for any reason prior to the settlement of his AGM RSUs, the unsettled portion will instead be settled in February 2032, subject to the NEO’s execution and non-revocation of a release of claims in favor of AGM and the NEO’s continued compliance with any applicable restrictive covenants. The grant date fair value of the AGM RSU awards are set forth in the table below.

Named Executive Officer	Grant Date Fair Value of AGM RSUs
Martin P. Klein	$3,653,021
Grant Kvalheim	$5,276,555
Michael S. Downing	$2,029,431
John L. Golden	$2,841,226
William J. Wheeler	$5,276,555

In addition, in February 2022, AGM granted to each of the NEOs annual AGM RSU awards with the grant date fair values set forth in the table below, which are scheduled to vest in three equal installments on each of December 31, 2022, 2023 and 2024, subject to the NEOs’ continued employment through each applicable vesting date. The AGM Compensation Committee determined the value of the 2022 AGM RSU awards for Mr. Belardi, with the value for the NEOs other than Mr. Belardi based on AGM’s internal compensation practices. The value of the 2022 annual AGM RSU awards for the NEOs was based on competitive market data, input from the AGM Compensation Committee’s compensation consultant, Semler Brossy Consulting Group, LLC, and AGM’s overall compensation philosophy. Mr. Belardi’s RSU awards were approved by the AGM Compensation Committee.

Named Executive Officer	Grant Date Fair Value of AGM RSUs
James R. Belardi	$4,370,582
Martin P. Klein	$1,790,449
Grant Kvalheim	$2,111,868
Michael S. Downing	$918,151
John L. Golden	$918,151
William J. Wheeler	$2,065,951

Payout of Pre-Merger Cash Bonus Awards
As previously disclosed, in February 2021, our compensation committee at the time granted supplemental cash bonus awards to employees who were recipients of the 2018 performance awards with supplemental cash awards, with half of the award paid in March 2021 and the remaining half paid in January 2022 (except with respect to Mr. Golden, who received the remaining portion of his award in late 2021 in connection with the Mergers), subject to the NEO’s continued employment with the Company in good standing through the vesting date. Pursuant to these awards, the NEOs received aggregate cash bonus awards as follows: Mr. Belardi, $418,653; Mr. Wheeler, $251,201; Mr. Klein, $167,452; Mr. Kvalheim, $142,332; and Mr. Golden, $66,972. The remaining portion of these awards, which was paid in January 2022, is included in the Bonus column of the “2022 Summary Compensation Table.”

2022 Summary Compensation Table
The following table provides information concerning compensation earned by our NEOs for 2022 and, to the extent required by applicable SEC compensation disclosure rules, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards	Non-Equity Incentive Plan Compensation[3]	All Other Compensation[4]	Total
James R. Belardi[5] Chairman, Chief Executive Officer and Chief Investment Officer	2022	$1,741,141	$209,326	$6,428,865	$—	$—	$36,316,113	$44,695,445
	2021	$705,000	$209,326	$3,049,868	$625,006	$—	$245,000	$4,834,200
	2020	$705,000	$—	$2,857,411	$625,008	$—	$247,196	$4,434,615
Martin P. Klein Executive Vice President and Chief Financial Officer	2022	$650,000	$83,726	$5,443,470	$—	$1,700,000	$362,811	$8,240,007
	2021	$650,000	$83,726	$1,462,537	$487,504	$2,004,080	$99,569	$4,787,416
	2020	$650,000	$—	$1,275,062	$1,126,138	$1,359,475	$96,799	$4,507,474
Grant Kvalheim President	2022	$1,000,000	$71,166	$7,388,423	$—	$3,200,000	$362,063	$12,021,652
	2021	$800,000	$71,166	$1,575,033	$525,002	$2,700,000	$143,709	$5,814,910
	2020	$750,000	$—	$1,312,593	$1,235,373	$1,650,000	$109,624	$5,057,590
Michael S. Downing Executive Vice President and Chief Operating Officer	2022	$600,000	$—	$2,947,582	$—	$1,310,000	$268,300	$5,125,882
John L. Golden Executive Vice President and Global Head of Insurance Regulatory	2022	$600,000	$—	$3,759,377	$—	$1,100,000	$268,300	$5,727,677
	2021	$525,000	$66,972	$750,064	$250,009	$1,353,452	$17,400	$2,962,897
	2020	$475,000	$—	$675,062	$225,002	$690,000	$17,100	$2,082,164
William J. Wheeler Vice Chairman	2022	$100,000	$125,600	$7,342,506	$—	$—	$33,548	$7,601,654
	2021	$1,275,000	$125,600	$1,687,528	$562,501	$2,592,840	$17,400	$6,260,869
	2020	$1,275,000	$—	$1,500,049	$7,450,002	$1,752,188	$19,296	$11,996,535
1.This column represents the final payments (made in January 2022) of the supplemental cash bonus that had been granted in February 2021 to Messrs. Belardi, Klein, Kvalheim and Wheeler. As disclosed in the CD&A, Mr. Golden’s entire 2021 supplemental cash bonus was paid in 2021.
2.This column includes the grant date fair value of the time-based AGM RSUs granted to our NEOs in 2022, calculated in accordance with FASB ASC Topic 718. The grant date fair value is calculated by multiplying the number of AGM RSUs by the closing share price of a share of AGM common stock on the date of grant for accounting purposes. With respect to Mr. Belardi, $1,174,800 representing the AGM RSUs granted to him in February 2022 in respect of the Company-granted portion of his 2021 annual incentive award (and not including the portion granted by AGM) was previously reported in this column for 2021 in accordance with the Company’s accounting treatment for such awards but, in connection with the harmonization of the Company’s compensation practices with those of AGM following the Mergers, the full amount of this award ($2,058,283) is being reported as 2022 compensation in this year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718. The RSUs granted to Mr. Belardi in February 2023 in respect of his 2022 service will appear in the 2023 Summary Compensation Table.
3.The amounts in this column represent annual cash incentive awards paid to the NEOs other than Mr. Belardi and Mr. Wheeler. Such amounts were determined by our executive committee after the end of applicable year and were based on the achievement of financial and operational objectives described in the CD&A. For Mr. Belardi, his annual incentive award was paid in the form of AGM RSUs in February 2023 and will be reflected in the Stock Awards column of the 2023 Summary Compensation Table. Due to his 2022 transition, Mr. Wheeler did not receive an annual cash incentive award with respect to 2022.
4.For 2022, these amounts include the Company’s 401(k) matching amount of $18,300 for Messrs. Klein, Kvalheim, Golden, Downing and Wheeler; a partner stipend of $250,000 for each NEO other than Mr. Belardi and Mr. Wheeler; housing allowances for Mr. Kvalheim; $31,229 for Mr. Klein for his residence in Iowa; taxable travel amounts of $85,513 for Mr. Kvalheim; taxable travel amounts for Mr. Wheeler; $63,282 for Mr. Klein, for travel expenses from his principal residences to our office in Iowa; $35,292,707 for Mr. Belardi representing distributions on his ISG partnership interest and amounts in respect of his ISGI profits entitlement ($885,191); $133,859 in fees paid by the Company for financial and estate planning services for Mr. Belardi, primarily to assist him with estate planning with respect to his holdings of AGM equity; and $4,356 for Mr. Belardi representing fees paid by the Company for UK tax preparation services. Each of these amounts represent the cost paid directly to the NEO or service provider, as applicable.

The Company maintains a corporate aircraft for efficiency and business planning purposes. Mr. Belardi used the corporate aircraft for one personal flight in 2022 and fully reimbursed the Company for this personal use. Accordingly, no amount is reflected for such use. Personal use of the Company corporate aircraft is subject to a formal policy that was approved by the AGM compensation committee in 2022 that sets forth the criteria and procedures applicable to its use. Mr. Belardi and the Company have entered into a time-sharing agreement, pursuant to which Mr. Belardi may use the corporate aircraft for up to 25 flight hours per year, provided that the number of flight hours and other incidentals under such agreement shall be further limited so that the amount of payments from Mr. Belardi pursuant to such agreement (including such tax payments) shall not exceed $120,000 in any Company fiscal year. Occasionally, a guest may accompany Mr. Belardi on the Company corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no additional aggregate incremental cost to the Company and, as a result, no amount would be reflected in the Summary Compensation Table for the applicable year.

5.The amount reported in the Salary column for Mr. Belardi for 2022 represents his annualized base salary of $1,875,000, reduced by $133,859 that was deducted from his salary in respect of fees for financial and estate planning services prior to entry into his amended and restated employment agreement, as described in footnote 4 above.

2022 Grants of Plan-Based Awards Table
The following table provides information about awards granted to the NEOs in 2022: (1) the grant date; (2) the threshold, target and maximum estimated future payouts under annual incentive plan awards; (3) the number of AGM RSUs granted to the NEOs under AGM’s 2019 Omnibus Equity Incentive Plan or AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (together, the “2019 Omnibus Equity Incentive Plans”); and (4) the grant date fair value of the share awards, computed in accordance with applicable SEC rules.

Name of Executive	Grant Date		Estimated Future Payouts Under Annual Incentive Plan Awards1			Estimated Future Payouts Under Equity Incentive Plan Awards: (#)			All Other Stock Awards: Number of Shares or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Share and Option Awards2
			Threshold	Target	Maximum	Threshold	Target	Maximum
James R. Belardi	2/23/2022	3							36,495			$2,185,321
	2/23/2022	3							36,494			$2,185,261
	2/23/2022	4							17,150			$1,029,172
	2/23/2022	4							17,149			$1,029,111
Martin P. Klein	2/17/2022	5							65,690			$3,653,021
	2/17/2022	3							28,465			$1,790,449
			$—	$1,222,000	$2,444,000
Grant Kvalheim	2/17/2022	5							94,885			$5,276,555
	2/17/2022	3							33,575			$2,111,868
			$—	$2,000,000	$4,000,000
Michael S. Downing	2/17/2022	5							36494			$2,029,431
	2/17/2022	3							14,597			$918,151
			$—	$1,050,000	$2,100,000
John L. Golden	2/17/2022	5							51,092			$2,841,226
	2/17/2022	3							14,597			$918,151
			$—	$792,000	$1,584,000
William J. Wheeler	2/17/2022	5							94,885			$5,276,555
	2/17/2022	3							32,845			$2,065,951
			$—	$—	$—
1.The 2022 annual incentive awards for our NEOs other than Mr. Belardi and Mr. Wheeler were based on a combination of five overall corporate financial and operational goals, and were subject to reduction by Mr. Belardi based on his review of the applicable NEO’s individual performance in 2022 against goals established at the beginning of the fiscal year that were designed to generally align with the Company’s strategic and operating initiatives. The overall payout range of the awards is between 0% and 200% of the target amount. As described in the CD&A, the 2022 annual incentive award for Mr. Belardi was payable in the form of RSUs that were granted in February 2023 and will be reported in the 2023 Grants of Plan-Based Awards Table of next year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718.
2.For valuation methodology, see notes 2 and 3 to the 2022 Summary Compensation Table.
3.The time-based AGM RSUs vest in three equal installments on each of December 31, 2022, 2023 and 2024, provided the recipient remains employed through the applicable vesting date.
4.The awards to Mr. Belardi of 17,150 and 17,149 AGM RSUs granted on February 23, 2022 represent a 2021 annual incentive award that was dollar-denominated, but by its terms was payable in AGM RSUs with a target value of $2,349,600, which vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting dates. Mr. Belardi’s annual incentive award was issued with a target value of $1,850,000 and was based on a combination of five overall corporate financial and operational goals, which comprised 50% of the award, as well as individualized performance goals, which comprised the other 50% of the award. The corporate performance component of the award had a payout range between 0% and 168% of the corporate performance component. The overall payout range of the award, including both the corporate performance component and the personal performance component of the award, was between 0% and 139% of the target amount. In accordance with the Company’s accounting practices, $1,174,800 (representing the portion of the bonus that was payable by the Company and not including the portion payable by AGM) was previously reported as 2021 compensation in the Company’s Summary Compensation Table for the award but, in connection with the harmonization of the Company’s compensation practices with those of AGM following the Mergers, the full amount of this award ($2,058,283) is being reported as 2022 compensation in this year’s Annual Report on Form 10-K in accordance with FASB ASC Topic 718. The RSUs granted to Mr. Belardi in February 2023 in respect of his 2022 service will appear in the 2023 Grants of Plan-Base Awards Table.
5.These AGM RSUs were fully vested at the time of grant and are scheduled to settle in three equal annual installments in each of February 2023, 2024 and 2025, subject to the NEO’s continued employment through the applicable settlement date. In the event that an NEO’s employment terminates for any reason prior to the settlement of his AGM RSUs, the unsettled portion will instead be settled in February 2032, subject to the NEO’s execution and non-revocation of a release of claims in favor of AGM and the NEO’s continued compliance with any applicable restrictive covenants.

2022 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information on the holdings of the Company’s equity awards by the NEOs as of December 31, 2022. This table includes unexercised AGM Options and unvested AGM RSAs and AGM RSUs granted under AGM’s 2019 Omnibus Equity Incentive Plans. Each equity grant is shown separately for each NEO. The vesting schedule for each outstanding award is shown in the notes to this table.

				Option Awards				Stock Awards
Name of Executive	Grant Date	Grant Type		Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($)	Option Expiration Date1	Number of Shares of Stock or Units of Stock that Have Not Vested (#)	Market Value of Shares of Stock or Units of Stock That Have Not Vested ($) 2	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares of Stock or Units of Stock that Have Not Vested ($)
James R. Belardi3	2/18/2020	RSA	4					12,101	$771,923
	2/23/2022	RSU	5					8,575	$546,999
	2/23/2022	RSU	5					8,575	$546,999
	6/6/2016	Options		147,813		$29.55	6/6/2026
	3/21/2017	Options		76,153		$44.61	3/21/2027
	2/27/2018	Options		76,153		$41.82	2/27/2028
	4/3/2019	Options		74,033		$36.94	4/3/2029
	2/21/2020	Options		44,658	22,332	$43.27	2/21/2030
	2/22/2021	Options		22,476	44,954	$40.60	2/22/2031
	2/21/2020	RSU	6					4,816	$307,213
	2/21/2020	RSU	8					28,892	$1,843,021
	2/22/2021	RSU	9					10,265	$654,804
	2/22/2021	RSA	7					10,265	$654,804
	5/18/2021	RSU	10					14,590	$930,696
	2/23/2022	RSU	11					24,330	$1,552,011
	2/23/2022	RSU	11					24,330	$1,552,011
Martin P. Klein	6/6/2016	Options		36,954		$29.55	6/6/2026
	3/21/2017	Options		30,462		$44.61	3/21/2027
	2/27/2018	Options		30,462		$41.82	2/27/2028
	4/3/2019	Options		50,343		$36.94	4/3/2029
	2/21/2020	Options		30,368	15,185	$43.27	2/21/2030
	2/22/2021	Options		17,531	35,064	$40.60	2/22/2031
	2/21/2020	RSU	6					3,275	$208,912
	2/21/2020	RSU	8					19,647	$1,253,282
	2/22/2021	RSU	6					8,007	$510,767
	2/22/2021	RSU	8					24,019	$1,532,172
	2/17/2022	RSU	11					18,977	$1,210,543
Grant Kvalheim	6/6/2016	Options		41,881		$29.55	6/6/2026
	3/21/2017	Options		25,892		$44.61	3/21/2027
	2/27/2018	Options		25,892		$41.82	2/27/2028
	4/3/2019	Options		51,824		$36.94	4/3/2029
	2/21/2020	Options		31,260	15,632	$43.27	2/21/2030
	2/22/2021	Options		18,880	37,761	$40.60	2/22/2031
	2/21/2020	RSU	6					3,371	$215,036
	2/21/2020	RSU	8					20,225	$1,290,153
	2/22/2021	RSU	6					8,623	$550,061
	2/22/2021	RSU	8					25,867	$1,650,056
	2/17/2022	RSU	11					22,384	1,427,875
Michael S. Downing	6/6/2016	Options		19,708		$29.55	6/6/2026
	3/21/2017	Options		12,185		$44.61	3/21/2027
	2/27/2018	Options		12,185		$41.82	2/27/2028
	4/3/2019	Options		14,807		$36.94	4/3/2029
	2/21/2020	Options		10,716	5,361	$43.27	2/21/2030
	2/22/2021	Options		5,394	10,789	$40.60	2/22/2031
	2/21/2020	RSU	6					1,156	$73,741
	2/21/2020	RSU	8					6,935	$442,384

	2/22/2021	RSU	6					2,465	$157,242
	2/22/2021	RSA	7					7,391	$471,472
	2/17/2022	RSU	11					9,732	$620,804
John L. Golden	6/6/2016	Options		4,708		$29.55	6/6/2026
	3/21/2017	Options		12,185		$44.61	3/21/2027
	2/27/2018	Options		12,185		$41.82	2/27/2028
	4/3/2019	Options		26,652		$36.94	4/3/2029
	2/21/2020	Options		16,076	8,040	$43.27	2/21/2030
	2/22/2021	Options		8,990	17,982	$40.60	2/21/2030
	2/21/2020	RSU	6					1,734	$110,612
	2/21/2020	RSU	8					10,401	$663,480
	2/22/2021	RSU	6					4,106	$261,922
	2/22/2021	RSU	8					12,318	$785,765
	2/17/2022	RSU	11					9,732	620,804
William J. Wheeler	6/6/2016	Options		73,907		$29.55	6/6/2026
	3/21/2017	Options		45,692		$44.61	3/21/2027
	2/27/2018	Options		45,692		$41.82	2/27/2028
	4/3/2019	Options		59,227		$36.94	4/3/2029
	2/21/2020	Options		35,726	17,865	$43.27	2/21/2030
	2/22/2021	Options		20,228	40,458	$40.60	2/22/2031
	2/21/2020	RSU	6					3,853	$245,783
	2/21/2020	RSU	8					23,114	$1,474,442
	2/22/2021	RSU	6					9,240	$589,420
	2/22/2021	RSU	8					27,715	$1,767,940
	2/17/2022	RSU	11					21,897	$1,396,810
1.This column reports the expiration date for stock options. Time-based stock options vest ratably over a three-year period.
2.As of December 30, 2022 (the last trading day of 2022), the fair market value of a share of AGM common stock was $63.79.
3.Substantially all outstanding equity awards for Mr. Belardi have been transferred to a trust, other than for value, for estate planning purposes.
4.This award to Mr. Belardi represents a 2020 annual incentive award that is dollar-denominated but by its terms is payable in restricted Class A common shares which vested ratably on the first and second anniversaries of January 1, 2021 provided that Mr. Belardi remained employed through the applicable vesting date.
5.This award to Mr. Belardi represents a 2021 annual incentive award that is dollar-denominated but by its terms is payable in AGM RSUs. Such AGM RSUs were granted to Mr. Belardi on February 23, 2022 and vest ratably over a two-year period provided that Mr. Belardi remains employed through the applicable vesting date.
6.This row shows the number of time-based AGM RSUs, which vest ratably over a three-year period.
7.This row shows the number of performance-based RSAs which cliff-vest after a three-year period. Under the terms of the merger agreement with AGM, all performance RSAs were converted into AGM RSAs based on the target level of performance with continued vesting on the same schedule as the original awards.
8.This row shows the number of performance-based RSUs, which cliff-vest after a three-year period. Under the terms of the merger agreement with AGM, all performance RSUs were converted into AGM RSUs based on the target level of performance with continued vesting on the same schedule as the original awards.
9.This row shows the number of time-based AGM RSUs, which vest in three equal installments on each of January 1, 2022, 2023 and 2024.
10.This row shows the number of time-based AGM RSUs, which vest in three equal installments on each of December 31, 2021, 2022 and 2023.
11.This row shows the number of time-based AGM RSUs, which vest in three equal installments on each of December 31, 2022, 2023 and 2024.

2022 Option Exercises and Stock Vested Table

The following table provides information for the NEOs on the number of shares of AGM common stock acquired upon exercise of stock options and vesting of stock awards in 2022 and the value realized at such time, calculated based on the closing trading price of a share of AGM common stock on the first trading day prior to the applicable vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Conversion (#)	Value Realized on Conversion ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
James R. Belardi	—	$—	177,425	1	$11,719,820
Martin P. Klein	—	$—	109,305	2	$7,386,827
Grant Kvalheim	—	$—	141,398	3	$9,561,579
Michael S. Downing	—	$—	48,127	4	$3,234,925
John L. Golden	15,000	$481,454	68,140	5	$4,582,608
William J. Wheeler	—	$—	145,891	6	$9,866,351
1.Comprised of (1) AGM RSUs and AGM RSAs granted in exchange for restricted share awards issued as part of annual incentive awards in each of 2020 and 2021, all of which vested on January 1, 2022 with a market value of $72.52 per share, (2) AGM RSAs that vested on February 28, 2022 with a market value of $65.67 per share, and (3) AGM RSUs that vested on December 31, 2022 with a market value of $63.79 per share.
2.Comprised of (1) AGM RSUs that vested on January 1, 2022 with a market value of $72.52 per share, (2) $4,464,292 in respect of AGM RSUs that vested on February 17, 2022 with a market value of $67.96 per share, and which are scheduled to settle in equal installments in each of February 2023, 2024 and 2025 (or February 2032 in the event of certain terminations of employment, as described above), (3) AGM RSAs that vested on February 28, 2022 with a market value of $65.67 per share, and (4) AGM RSUs that vested on December 31, 2022 with a market value of $63.79 per share.
3.Comprised of (1) AGM RSUs that vested on January 1, 2022 with a market value of $72.52 per share, (2) $6,448,385 in respect of AGM RSUs that vested on February 17, 2022 with a market value of $67.96 per share, and which are scheduled to settle in equal installments in each of February 2023, 2024 and 2025 (or February 2032 in the event of certain terminations of employment, as described above), (3) AGM RSAs that vested on February 28, 2022 with a market value of $65.67 per share, and (4) AGM RSUs that vested on December 31, 2022 with a market value of $63.79 per share.
4.Comprised of (1) $2,480,132 in respect of AGM RSUs that vested on February 17, 2022 with a market value of $67.96 per share, and which are scheduled to settle in equal installments in each of February 2023, 2024 and 2025 (or February 2032 in the event of certain terminations of employment, as described above), (2) AGM RSUs that vested on February 28, 2022 with a market value of $65.67 per share, and (3) AGM RSUs that vested on December 31, 2022 with a market value of $63.79 per share.
5.Comprised of (1) $3,472,212 in respect of AGM RSUs that vested on February 17, 2022 with a market value of $67.96 per share, and which are scheduled to settle in equal installments in each of February 2023, 2024 and 2025 (or February 2032 in the event of certain terminations of employment, as described above), (2) AGM RSUs that vested on February 28, 2022 with a market value of $65.67 per share, and (3) AGM RSUs that vested on December 31, 2022 with a market value of $63.79 per share.
6.Comprised of (1) AGM RSUs that vested on January 1, 2022 with a market value of $72.52 per share, (2) $6,448,385 in respect of AGM RSUs that vested on February 17, 2022 with a market value of $67.96 per share, and which are scheduled to settle in equal installments in each of February 2023, 2024 and 2025 (or February 2032 in the event of certain terminations of employment, as described above), (3) AGM RSAs that vested on February 28, 2022 with a market value of $65.67 per share, and (4) AGM RSUs that vested on December 31, 2022 with a market value of $63.79 per share.

2022 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)1	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)2	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)3
James R. Belardi	$—	$—	$—	$—	$—
Martin P. Klein	$3,653,021	$—	$537,344	$—	$4,190,365
Grant Kvalheim	$5,276,555	$—	$776,159	$—	$6,052,714
Michael S. Downing	$2,029,431	$—	$298,521	$—	$2,327,952
John L. Golden	$2,841,226	$—	$417,933	$—	$3,259,159
William J. Wheeler	$5,276,555	$—	$776,159	$—	$6,052,714

1.The amounts reported in this column are included in the Stock Awards column of the 2022 Summary Compensation Table.
2.Reflects increase in value of AGM RSUs with a delayed settlement due to the increase in stock price as compared to the grant date of these awards.
3.Amounts in this column represent the value of fully vested AGM RSUs that are scheduled to settle in equal installments in each of February 2023, 2024 and 2025, subject to the NEO’s continued employment through the applicable settlement date. In the event that an NEO’s employment terminates for any reason prior to the settlement of his AGM RSUs, the unsettled portion will instead be settled in February 2032, subject to the NEO’s execution and non-revocation of a release of claims in favor of AGM and the NEO’s continued compliance with any applicable restrictive covenants.

2022 Potential Payments Upon Termination or Change-in-Control at Fiscal Year-End

The information below describes and quantifies certain compensation that would have become payable under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2022. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any amounts actually paid or distributed may be different. Factors that could affect these amounts include the time during the year of any such event and the executive’s age.
Equity Awards
The equity awards issued to our NEOs, including time-based AGM RSUs and AGM RSAs and time-based AGM Options, will vest in full upon a termination of service by the Company without cause or by the participant for good reason, in each case, within 18 months following a change in control. In the event a participant’s termination of service results from the participant’s death or disability, each such equity award will vest in full, except for 14,590 shares subject to Mr. Belardi’s RSUs with a grant date of February 22, 2021, which vest 50% upon a termination of service due to death or disability. In addition, upon the retirement of a participant, AGM RSUs and AGM RSAs that were converted from performance-based RSUs and performance-based RSAs in connection with the Mergers will vest on a pro rata basis in accordance with the time elapsed in the original performance period. As a result, no amounts are reported in the table below for the portion of the performance-based RSUs and performance-based RSAs that vested during 2022 as such amounts are reflected in the 2022 Option Exercises and Stock Vested Table.
Pursuant to Mr. Belardi’s employment agreement, in the event that Mr. Belardi experiences an Involuntary Termination, (i) any outstanding and unvested profits units that are held by Mr. Belardi that are subject to time-vesting and scheduled to vest during the one-year period following his termination will immediately vest, and (ii) any outstanding and unvested equity awards granted to Mr. Belardi as a component of an incentive bonus (Bonus Equity Awards) will immediately vest (based on target performance with respect to any performance-vesting awards). Under the terms of Mr. Belardi’s employment agreement, the value of the accelerated vesting of his Bonus Equity Awards in accordance with the foregoing would equal $1,865,922, assuming a December 31, 2022 termination of employment. Mr. Belardi did not have any outstanding and unvested profits units as of December 31, 2022.

The following table provides the cumulative intrinsic value (that is, the value based upon the share price of AGM common stock as of December 30, 2022 (the last trading day in 2022) which was $63.79, less the exercise price of any option awards) of all equity awards that would vest if (1) the NEO terminated employment as a result of death or disability as of December 31, 2022, (2) the NEO was terminated without cause or terminated employment for good reason as of December 31, 2022, (3) the NEO was terminated without cause or terminated employment for good reason within 18 months following a change in control of the Company as of December 31, 2022, or (4) there was a sale of the Company or change in control as of December 31, 2022.

2022 Potential Equity Benefits Upon Change in Control and Termination Table1

Name	Death or Disability	Termination by the Company Without Cause or by the NEO for Good Reason	Termination by the Company Without Cause or by the NEO for Good Reason within 18 months following a Change in Control	Change in Control
James R. Belardi	$9,980,528	$—	$9,515,180	$—
Martin P. Klein	$5,530,828		$5,530,828	$—
Grant Kvalheim	$6,000,881		$6,000,881	$—
Michael S. Downing	$2,301,794	$—	$2,301,794	$—
John L. Golden	$2,864,177		$2,864,177	$—
William J. Wheeler	$6,419,788		$6,419,788	$—
1.For purposes of this table only, all amounts reported in this table were calculated in accordance with the terms of applicable individual award agreements and do not take into account the potential treatment of certain equity awards under Mr. Belardi’s employment agreement, as described above.

Termination Payments and Benefits
Our NEOs would be eligible for benefits under the Athene USA Corporation Severance Pay Plan, which covers our US full-time employees, if they are involuntarily terminated without cause, and provided they release the Company from any and all claims and, in some instances, agree to non-compete/non-solicit covenants. In general, eligible employees receive two weeks of their annual base salary for each completed year of service. The minimum benefits payable under this plan are four weeks of annual base salary; and the maximum benefits payable under this plan are 26 weeks of annual base salary. In the event that an NEO is notified by us that he is required to comply with a post-separation non-compete covenant for a period longer than the number of weeks of annual base salary to which the NEO is entitled based on his years of service, then the amount of the NEO’s severance benefit will be increased to an amount equal to annual base salary for the same number of weeks as the duration of the non-compete covenant. However, except for Mr. Belardi, in accordance with his employment agreement, in no event will an NEO receive more than two times his annual base salary received during the year immediately preceding the year of termination. In its sole discretion, the Company may determine to pay a pro-rated bonus to the involuntarily terminated executive, as approved by our executive committee. The amount reflected in the table below for Mr. Belardi represents payments and benefits to which he may become entitled pursuant to his arrangements with Athene. As described in footnote 2 below, Mr. Belardi is also entitled to an amount in redemption of his ISG partnership interest in connection with certain terminations of his employment.

Name of Executive	Termination Scenario1	Athene Severance Pay
James R. Belardi	Voluntary Separation	$—
	Involuntary Separation	$6,566,693	2
	Termination For Cause	$—
Martin P. Klein	Voluntary Separation	$—
	Involuntary Separation	$650,000	3
	Termination For Cause	$—
Grant Kvalheim	Voluntary Separation	$—
	Involuntary Separation	$1,000,000	3
	Termination For Cause	$—
Michael S. Downing	Voluntary Separation	$—
	Involuntary Separation	$600,000	3
	Termination For Cause	$—
John L. Golden	Voluntary Separation	$—
	Involuntary Separation	$600,000	3
	Termination For Cause	$—
William J. Wheeler	Voluntary Separation	$—
	Involuntary Separation	$100,000	3
	Termination For Cause	$—
1.Voluntary separation does not automatically trigger severance payments. For NEOs other than Mr. Belardi, voluntary separation triggers a severance payment only if the Company decides to enforce any non-compete provision, in which case the NEO would be entitled to an amount of severance benefits up to the amount set forth in the table above for the involuntary separation scenario. Involuntary separation provides for severance to coincide with a 12-month non-compete clause. Severance is not payable where an employee is terminated for cause.
2.The total amount reported here represents the Company’s portion of the severance payable to Mr. Belardi in the event of a termination of employment by the Company without cause, by the Company by reason of non-renewal, by Mr. Belardi for good reason, or due to Mr. Belardi’s death or disability, each of which is defined as an involuntary termination under Mr. Belardi’s employment agreement. In each of these scenarios, Mr. Belardi is entitled to receive severance payments in an amount equal to the sum of his then-annual base salary and a pro rata bonus for the year of termination based, in part, on the bonus and annual salary paid to him in the year preceding his termination. In addition, Mr. Belardi would be entitled to the reimbursement of the cost of continued medical coverage at active employee rates for up to 18 months ($55,382). In the event of an involuntary termination other than due to death or disability, Mr. Belardi is entitled to receive an additional severance payment equal to his then-annual base salary multiplied by a bonus percentage, calculated based on the bonus paid to him in the year preceding his termination and divided by his annual base salary in the year preceding his termination. The amount reported here includes such additional severance payment, which would only be payable in the event of an involuntary termination other than due to death or disability. Under the ISG partnership agreement, on an involuntary termination or a resignation that satisfies the partnership agreement's notice and other requirements, on or after December 31, 2023, Mr. Belardi's ISG partnership interest will be redeemable for an amount equal to five times the average annual distributions on the ISG partnership interest for the preceding two years. His ISG partnership interest will also be redeemable for a prorated amount following an earlier involuntary termination, based on the number of days that precede such termination during the three-year period ending December 31, 2023. Any redemption of the ISG partnership interest is subject to Mr. Belardi's continued compliance with all applicable restrictive covenants, and may be settled in cash or stock at our option. Mr. Belardi would have been eligible to receive an amount equal to $116,341,805 upon an involuntary termination on December 31, 2022 in redemption of his ISG partnership interest, which may be payable in cash or in shares of common stock in the Company’s discretion. Mr. Belardi is obligated to protect our confidential information both during and after employment. He is also obligated to refrain from competing or soliciting customers until 12 months after he ceases to own or control his ISG partnership interest, and from soliciting employees until 24 months after such cessation.
3.Severance does not include any pro-rata bonus payable at the discretion of the Company.

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

We identified the median employee in 2023 by examining the total cash compensation for all employees, excluding our CEO, for the period from January 1, 2022 to December 31, 2022, who were employed by us as of December 31, 2022. We chose December 31 instead of December 15, the date we used for purposes of determining the median employee for 2021, due to growth in our employee population and to align our measurement date with the date used by AGM. We included all employees, whether employed on a full-time, part-time, or seasonal basis. In the US, we distinguished employees versus independent contractors based on the methodology we use for payroll purposes, which is based on IRS guidance. For non-US employees, we classified persons as our employees if we were the employer of record. Employees on leave of absence were included in the employee headcount. In identifying the median employee, we used total cash compensation, consisting of base salary plus target level bonus or variable sales-related compensation, as the consistently applied compensation measure. We believe the use of total cash compensation as the consistently applied compensation measure is reasonable because cash compensation represents the principal form of compensation that we use as we do not widely distribute annual equity awards to employees.

We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, except that for any employee as of December 31, 2022 who was employed by us for only a portion of the period from January 1, 2022 to December 31, 2022, we adjusted their compensation as if the employee was employed for the entire period. We applied a US dollar exchange rate as of December 31, 2022 to any compensation paid in non-US currency.

In accordance with Item 402(u) of Regulation S-K, after identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the 2022 Summary Compensation Table. However, we used a different measurement of compensation to identify the median employee than we did for calculating the total compensation set forth in the 2022 Summary Compensation Table. Among other things, the 2022 Summary Compensation Table includes in compensation the value of equity awards.

For 2022,

•The annual total compensation of the median employee of the Company (other than Mr. Belardi) (the Median Employee) was $93,128.
•Mr. Belardi’s annual total compensation, as reported in the Total column of the 2022 Summary Compensation Table, was $44,695,445. As compared to previous years and due to the consummation of the Mergers, this amount reflects the total compensation received by Mr. Belardi in respect of the services he provided to both the Company and AGM. In previous years, this amount only represented compensation Mr. Belardi received from the Company.
•Based on this information, the ratio of the annual total compensation of Mr. Belardi to the annual total compensation of the Median Employee is estimated to be 480 to 1.
Director Compensation

Neither Mr. Belardi nor any Apollo director, other than Dr. Puffer, who is not an employee of Apollo but acts as a consultant to Apollo and its affiliates, receive any additional compensation for serving as a director. For 2022, each of our other directors was eligible to receive annual compensation, all of which was paid in cash. No fees were paid specifically for attending regular board or committee meetings, however directors were eligible to receive, subject to certain exceptions, $5,000 per trip to the United Kingdom to physically attend board or standing committee meetings that took place in the United Kingdom, other than the four trips associated with our regularly scheduled quarterly board meetings. In light of the workload and broad responsibilities of the lead director, the lead director received additional annual compensation, payable in cash. Further, the chairpersons and non-chair members of the standing committees of the board of directors were entitled to receive additional cash retainers each year. A member of a committee who was also the chair of that committee received only the committee chair fee.

Element of Compensation	2022 fees
Annual retainer	$270,000
Lead director fees	36,750
Audit committee chair	36,500
Legal and regulatory committee chair	21,000
Risk committee chair	21,000
Audit committee members (non-chairperson)	15,750
All other committee members	10,500

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

Pursuant to the terms of the Merger Agreement, outstanding equity awards held by the directors vested upon the occurrence of the Mergers. None of our non-employee directors held any outstanding equity awards as of December 31, 2022.

The table below indicates the elements and total value of cash compensation and of equity awards granted to each eligible director for services performed in 2022. Scott Kleinman, Gernot Lohr, Matthew Michelini and Marc Rowan did not receive any additional compensation for their service on the board of directors in 2022. Mr. Beilinson, Ms. Hormozi and Mr. Swann also serve on the AGM board of directors and received additional compensation for such service in 2022. As these services were not performed for Athene, the compensation for such services has been excluded from the table below.

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash[1]		Share Awards	All Other Compensation[2]	Total	Total Excluding Special Committee Fees
Marc Beilinson	$927,750	[3]	$—	$—	$927,750	$327,750
Robert Borden	621,750	[4]	—	5,000	626,750	311,750
Mitra Hormozi	291,000		—	75,000	366,000	366,000
Brian Leach	611,250	[4]	—	—	611,250	296,250
H. Carl McCall	345,000	[5]	—	—	345,000	270,000
Manfred Puffer	291,000		—	—	291,000	291,000
Lawrence J. Ruisi	317,000		—	75,000	392,000	392,000
Lynn Swann	270,000		—	—	270,000	270,000
Hope Taitz	311,225		—	80,000	391,225	391,225
Arthur Wrubel[6]	345,000	[5]	—	—	345,000	270,000
Fehmi Zeko[6]	270,000		—	—	270,000	270,000

1.This column reflects the retainer and fees earned in 2022 for service on the board of directors and committees, including any fees earned for physical attendance at special meetings held in the United Kingdom.
2.This column reflects fees earned in 2022 for serving as a director of a subsidiary/subsidiaries of the Company.
3.Includes $600,000 received for serving on two special board committees.
4.Includes $315,000 received for serving on a special board committee.
5.Includes $75,000 received for serving on a special board committee.
6.Arthur Wrubel and Fehmi Zeko previously served as directors of our Company until their resignation on December 13, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Shareholders
AGM, our parent company, owns all of our outstanding Class A common shares (including any securities convertible or exchangeable within 60 days into Class A common shares). As a result, other than AGM, there are no beneficial owners of more than five percent of any class of our voting securities and our management does not hold any of our shares of common stock. The address of Apollo Global Management, Inc. is 9 West 57th Street, 42nd Floor, New York, New York 10019.
The following table sets forth information regarding the beneficial ownership of AGM’s common stock as of February 1, 2023 by (i) each of our directors, (ii) each person who is a named executive officer for 2022, and (iii) all directors and executive officers as a group. The percentages of beneficial ownership are based on 570,451,922 shares of AGM common stock issued and outstanding as of February 1, 2023. The address of each of our directors and executive officers listed in the table below is c/o Athene Holding Ltd., Second Floor, Washington House, 16 Church Street, Hamilton HM 11, Bermuda.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the shares of AGM common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws.

	Amount and Nature of Beneficial Ownership
	Shares of AGM Common Stock Beneficially Owned
	Number of Shares (1)		Percent
Executive Officers and Directors
James R. Belardi	6,271,897	(2)	1.1%
Grant Kvalheim	2,308,523		*
Martin P. Klein	478,031		*
Michael Downing	273,643	(3)	*
John L. Golden	164,129		*
William J. Wheeler	2,382,355	(4)	*
Marc Beilinson	100,755		*
Robert L. Borden	50,845		*
Mitra Hormozi	17,202	(5)	*
Scott Kleinman	3,886,991	(6)	*
Brian Leach	38,503	(7)	*
Gernot Lohr	184,518		*
H. Carl McCall	26,640		*
Matthew R. Michelini	208,651		*
Dr. Manfred Puffer	32,772		*
Marc Rowan	34,982,816	(8)	6.1%
Lawrence J. Ruisi	48,132		*
Lynn Swann	5,510		*
Hope Taitz	87,700		*
All directors and executive officers as a group (19 persons)(9)	49,225,566		8.6%

*	Represents less than 1%
(1) The number of shares included in the table above includes the following underlying RSUs that will be delivered within 60 days of February 1, 2023: 84,324 shares for Mr. Belardi; 17,339 shares for Mr. Klein; 24,142 shares for Mr. Kvalheim; 21,932 shares for Mr. Golden; 26,634 shares for Mr. Downing; 21,584 shares for Mr. Wheeler; and 161,649 shares for Mr. Kleinman.

(2) Includes 486,094 vested options to acquire common stock. The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares also includes 373,219 shares held by the Belardi Family Irrevocable Trust, for which the named individual disclaims beneficial ownership.

(3) Includes shares that belong to the named individual’s spouse.

(4) Effective March 31, 2022, Mr. Wheeler transitioned to the role of Vice Chairman of the Company.

(5) Includes shares held by a third-party independently managed account that belongs to an entity controlled by the named individual’s spouse and over which the named individual’s spouse has a pecuniary interest.

(6) The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares also includes shares held by a vehicle owned by the named individual and a trust for the benefit of the named individual’s descendants and for which the named individual’s father acts as trustee; the named individual disclaims beneficial ownership of the securities held by this vehicle except to the extent of his direct or indirect pecuniary interest.

(7) The number of shares includes shares held by a trust for the benefit of the named individual for which the named individual acts as trustee.

(8) The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control.

(9) The number of directors and executive officers as a group includes directors and current executive officers.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and transactions since January 1, 2022, for which the amount involved exceeds $120,000 and our directors, executive officers, or shareholders who are known to us to beneficially own more than five percent of our voting Class A common shares, including Apollo, have a direct or indirect material interest as well as certain other transactions.
Relationships and Related Party Transactions Involving Apollo or its Affiliates
Effective January 1, 2022, as a result of the closing of the merger with us and Apollo, AGM owns all of our outstanding Class A common shares. See –Merger Agreement and Closing of the Mergers below for further information. Through our longstanding relationship with Apollo, which was a co-founder of the Company, Apollo assists us in identifying and capitalizing on acquisition opportunities that have been critical to our ability to significantly grow our business. James R. Belardi, our Chief Executive Officer, also serves as a member of the board of directors and an executive officer of AGM and as Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Mr. Belardi is also a director of the general partner of ISG. Three of our other directors, Messrs. Lohr, Michelini, and Rowan, also serve as directors of the general partner of ISG. Additionally, six of the fourteen members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo or its affiliates. Six members of our board of directors, James Belardi, Marc Rowan, Scott Kleinman, Marc Beilinson, Mitra Hormozi and Lynn Swann, also serve as directors of AGM.
The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $1.1 billion for the year ended December 31, 2022. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments, and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Investment Management Relationships
Substantially all of our invested assets are managed by Apollo pursuant to our IMAs. Apollo provides a full array of asset and portfolio management services to us. Apollo has deep sector experience in the asset management industry and has overseen our investment portfolio since our founding. The Apollo investment platform provides us with access to Apollo’s investment expertise and fully-built infrastructure without the burden of incurring the development and maintenance costs of building an in-house investment asset manager with the capabilities of Apollo. As of December 31, 2022, we had $212.1 billion of investments, including related parties.
As of December 31, 2022, Apollo’s investment professionals managed substantially all of the assets in the accounts owned by us or in accounts supporting reinsurance ceded to our subsidiaries by third-party issuers (the Accounts) in a number of asset classes, including investment grade corporate credit, RMBS, high yield credit, CMLs, CLOs, CMBS, and certain ABS.
We have historically relied on Apollo to efficiently reinvest large blocks of invested assets we have acquired. Apollo’s investment professionals have developed an intimate knowledge of our liability profile, which is long-dated and predominantly surrender charge-protected. This knowledge serves as the foundation of our asset management strategy by enabling us to take advantage of our generally persistent liability profile and identify asset opportunities with an emphasis on earning incremental yield by taking liquidity risk and complexity risk, rather than assuming incremental credit risk. Through Apollo, we are able to source, value and invest in these high-quality assets to target and drive greater investment returns. Additionally, Apollo has tailored its service offering to our evolving needs. For example, Apollo has made and continues to make significant investment in asset origination capabilities to provide higher yielding assets to our investment portfolio.
Fee Structure – Under the fee agreement with ISG, we pay Apollo a base management fee of (1) 0.225% per year of the lesser of (A) $103.4 billion, which represents the aggregate market value of substantially all of the assets in the Accounts as of December 31, 2018 (Backbook Value), and (B) the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value, subject to certain adjustments. Additionally, we pay a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value, with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities. For the year ended December 31, 2022, we incurred management fees, inclusive of base and sub-allocation fees, of $775 million.

From time to time, we participate in transactions in which one or more service providers affiliated with Apollo (each, an Apollo-Affiliated Service Provider) provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, Apollo-ASP Fees). In 2022, we participated in 14 such transactions and bore the economic cost of approximately $58 million of Apollo-ASP Fees. From time to time, we may receive certain upfront fees and/or fee rebates, in respect of our participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which we are invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.

We believe that our relationship with Apollo has contributed to and will continue to contribute to our strong financial performance. For the year ended December 31, 2022, we generated net investment income of $7,571 million. Net of the aforementioned fees, we achieved a consolidated net investment earned rate of 3.66% for the year ended December 31, 2022.
Termination of ACRA System Investment Management or Advisory Agreements with Apollo
The investment management or advisory agreements between us and the applicable Apollo subsidiary have no stated term and may be terminated by either the applicable Apollo subsidiary, us, or our relevant Company subsidiary, as applicable, upon notice at any time. However, our bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (ACRA System IMA), among us or any of our subsidiaries, on the one hand, and ISG, on the other hand, we may not, and will cause our subsidiaries not to, terminate any ACRA System IMA among us or any of our subsidiaries, on the one hand, and the applicable Apollo subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an IMA Termination Election Date) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of our independent directors and (ii) prior written notice to the applicable Apollo subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If our independent directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (IMA Termination Effective Date). Notwithstanding the foregoing, our board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in our bye-laws and pursuant to the provisions set forth therein.
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
Apollo Fund Investments
Apollo invests certain of our assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by Apollo or by one or more of Apollo’s subsidiaries (Apollo Fund Investments). Apollo Fund Investments comprised 94% of our net alternative investment portfolio as of December 31, 2022. Apollo’s alternative investment strategy is inherently opportunistic and subject to concentration limits on specific risks. We opportunistically allocate 5-6% of the assets in the Accounts to alternative investments. Individual alternative investments are selected based on the investment’s risk-reward profile, incremental effect on diversification and potential for attractive returns due to sector and/or market dislocations. We have a strong preference for alternative investments that have some or all of the following characteristics, among others: (1) investments that constitute a direct investment or an investment in a fund with a high degree of co-investment; (2) investments with credit- or debt-like characteristics (for example, a stipulated maturity and par value), or alternatively, investments with reduced volatility when compared to pure equity; or (3) investments that we believe have less downside risk. As of December 31, 2022, 6% of our net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% to 2% per year with respect to management fees and 0 to 20% of profits for carried interest, subject in many cases to preferred return hurdles.

Our Apollo Fund Investments, net of ACRA noncontrolling interests, consisted of the following:

	December 31, 2022
(In millions, except percentages)	Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$662	5.9%
Redding Ridge	624	5.5%
NNN Lease	579	5.1%
MidCap	604	5.3%
Foundation Home Loans	302	2.7%
PK AirFinance	251	2.2%
Aqua Finance	267	2.4%
Other	308	2.7%
Total strategic origination platforms	3,597	31.8%
Strategic retirement services platforms
Athora	1,012	8.9%
Catalina	417	3.7%
Challenger	217	1.9%
Venerable	241	2.2%
Total strategic retirement services platforms	1,887	16.7%
Apollo and other fund investments
Equity	2,277	20.1%
Hybrid	2,461	21.8%
Yield	867	7.7%
Other	224	2.0%
Net Apollo fund investments	$11,313	100.0%

As of December 31, 2022, 16.2% of our total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which Apollo, or an Apollo affiliate, has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes our cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2022
Sales, maturities and repayments	$6,055
Purchases	(9,800)

Certain members of our board of directors and certain of our executive officers may directly receive carried interest or may receive a portion of the carried interest that Apollo receives from fund investments in which we are invested. Certain directors may invest in fund investments in which we have invested. Additionally, Mr. Belardi also has interests in certain of these fund investments. Certain officers from time to time may invest in Apollo funds or co-investments in certain cases without being charged management fees or carried interest.

Apollo Aligned Alternatives, L.P.
In 2022, we contributed $8,007 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA. We consolidate AAA as a VIE. In addition, in 2022 Apollo sold certain assets to AAA, in exchange for $149 million in the aggregate. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

MidCap
We hold significant investments in MidCap. In addition, one of our directors, Hope Taitz, currently serves on the board of MidCap. The following summarizes Athene’s net invest assets in Midcap.

The following summarizes our net invested assets in MidCap and its affiliates:

(In millions)	December 31, 2022
Investment fund	$604
Senior unsecured notes	130
Fixed income securities	1,275
Total MidCap net invested assets	$2,009

For the year ended December 31, 2022, we earned income of $102 million on the MidCap investment fund, which previously represented an investment in profit participating notes but was contributed to AAA during the year ended December 31, 2022.

MidCap may also originate or source loans that we purchase directly, consisting of ABS and CLO securities issued by MidCap affiliates, which are included in the table above as fixed income securities. As is customary practice for loan originators, MidCap may retain a percentage of the origination fees on the loans we purchase that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.

Athora

We have an investment in Athora’s equity which we hold as an investment fund and, as of December 31, 2022, represented 10% of the aggregate voting power of and 17% of the economic interest in Athora. We have also invested in Athora’s non-redeemable preferred stock. The following table summarizes our net invested assets in Athora:

(In millions)	December 31, 2022
Investment fund	$1,012
Non-redeemable preferred stock	274
Total Athora net invested assets	$1,286

We also have a Cooperation Agreement (Cooperation Agreement), dated January 1, 2018, between us and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2022, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.
As of December 31, 2022, we had outstanding funding agreements in the aggregate principal amount of $59 million issued to Athora. We also have commitments to make additional equity investments in Athora of $551 million as of December 31, 2022.
One of our officers who was considered an executive officer during 2022, William J. Wheeler, as well as three of our directors, Marc Rowan, Scott Kleinman, and Gernot Lohr, currently serve on the board of Athora. Mr. Wheeler and certain of our directors are indirect investors in Athora.

Catalina

We have an investment in Apollo Rose which we consolidate as a VIE in 2022. Apollo Rose has equity interests in Catalina which we hold as a consolidated VIE related party investment fund on the consolidated balance sheets. Prior to 2022, we held Apollo Rose as a related party investment fund. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede $4.9 billion of funding agreements.

Intercompany Notes

AHL and AGM entered into two unsecured revolving notes each dated as of December 13, 2022 which permit AHL and AGM to borrow up to $500 million from each other with an interest rate equal to the mid-term applicable federal rate in effect each day on which there is a principal balance and a maturity date of December 13, 2025. Previously, AHL and AGM entered into an unsecured revolving note dated as of March 31, 2022 which permitted AGM to borrow from AHL up to $75 million with an interest rate equal to the mid-term applicable federal rate in effect each day on which there is a principal balance and a maturity date of March 31, 2025, which was amended and restated by the December 13, 2022 note that permits AGM to borrow from AHL up to $500 million As of December 31, 2022, the revolving note receivable from AGM had an outstanding principal balance of $78 million and there was no outstanding balance on the revolving note payable to AGM.
Third Party Sub-Advisory Agreements
In the limited instances in which Apollo desires to invest in asset classes for which it does not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which Apollo makes the determination that it is more effective or efficient to do so, Apollo mandates third-party sub-advisors to invest in such asset classes, and we reimburse Apollo for fees paid to such sub-advisors. For the year ended December 31, 2022, we reimbursed $4 million of sub-advisory fees to Apollo for the benefit of third-party sub-advisors.
Reinsurance of VIAC and Investment in VA Capital Company LLC and Debt Financing to Venerable Holdings, Inc.
In December 2017 a consortium of investors, led by affiliates of Apollo, and certain other investors including the Company, agreed to purchase VIAC, including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable, to be the holding company of VIAC. On June 1, 2018, we entered into reinsurance agreements with VIAC and ReliaStar Life Insurance Company (RLI), pursuant to which we reinsured a block of fixed and fixed indexed annuity liabilities from VIAC and RLI (FA Business Reinsurance Agreements). The aggregate reserves of VIAC and RLI that are subject to the FA Business Reinsurance Agreements as of June 1, 2018 were approximately $19 billion. As consideration for the transactions contemplated by the FA Business Reinsurance Agreements, we paid to VIAC and RLI an aggregate ceding commission of approximately $396 million. All of the business ceded by VIAC to ALRe was recaptured by VIAC as of December 31, 2019. Immediately following such recapture, VIAC ceded to AARe all of the recaptured business previously reinsured by ALRe. VIAC was acquired by Venerable on June 1, 2018. We have a minority equity investment in VA Capital, the parent of Venerable, which was $241 million of net invested assets as of December 31, 2022. Additionally, as of December 31, 2022, we held $244 million of net invested assets, consisting of 15-year term loan receivables from Venerable.

Certain of our directors and executive officers (or in the case of Mr. Wheeler an officer who was considered an executive officer during 2022). are co-investors with us in our minority equity investment in VA Capital and the term loan to Venerable made in connection with the Voya reinsurance transactions. Messrs. Wheeler and Michelini also serve on the board of directors of VA Capital and Venerable, respectively.

Strategic Partnership
We have an agreement pursuant to which we may invest up to $2.875 billion in funds managed by Apollo entities. This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo are designed to be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership remain subject to our existing governance processes, including approval by our conflicts committee, where applicable. During the year ended December 31, 2022, we invested a net $480 million under the Strategic Partnership. In the same year, we contributed or sold $957 million of our Strategic Partnership investments to AAA.

PK AirFinance
During the fourth quarter of 2019, we and Apollo purchased PK Air, an aviation lending business, including PK Air’s in force loan portfolio (Aviation Loans), from GE. The Aviation Loans are generally fully secured by aircraft leases and aircraft. In connection with such transaction, Apollo acquired the PK Air loan origination platform, including personnel and systems, for $30 million, pursuant to certain agreements entered into between us, Apollo, and certain entities managed by Apollo (collectively, PK Air Transaction Agreements). The existing Aviation Loans were acquired and securitized by a newly formed SPV for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issued tranches of senior notes (Senior Notes) and subordinated notes (Subordinated Notes), which are secured by the Aviation Loans. In connection with the acquisition of the existing Aviation Loans by the ABS-SPV, (1) a tranche of senior notes was acquired by third-party investors and (2) we purchased mezzanine tranches of the Senior Notes and the Subordinated Notes.
In addition to the investment in the Senior Notes and Subordinated Notes, we also have a right to acquire, whether directly, through the ABS-SPV or through a similar vehicle, all Aviation Loans originated by PK Air (Forward Flow Loans). All servicing and administrative costs and expenses of Apollo (determined at cost, without mark-up) that are incurred in connection with the sourcing, origination, servicing and maintaining the Forward Flow Loans, net of any service fees and servicing and administrative cost and expense reimbursement amounts received directly from the ABS-SPV or other entities investing in the Forward Flow Loans will be allocated to, and reimbursed by the ABS-SPV or us, as applicable, subject to an agreed-upon annual cap.

In addition to the payment of the expenses described in the preceding paragraph and the base management fee paid to Apollo on all assets managed by Apollo, the investees in the ABS-SPV including us have paid or expect to pay the following fees to Apollo or certain service providers that are affiliates of, or are companies managed by, Apollo in connection with the PK Air Transaction Agreements:
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

In 2022, our investment in PK Air underwent a restructure whereby the loan origination platform (including personnel and systems), which was previously owned by Apollo, was acquired by a newly created operating company formed under PK Air Holdings LP, the partnership through which we are invested in PK Air and in which we contributed to AAA during 2022. Such acquisition was facilitated by an upsize to AAA’s commitment in PK Air Holdings LP. Additionally, at the time of the restructure, fees applicable to our equity investment in PK Air were amended to align with the standardized platform fee structure of several of our other origination platforms currently held in AAA. During the year ended December 31, 2022, we paid $3.1 million of services reimbursements to Apollo relating to PK Air.

Wheels Donlen

We have an indirect limited partnership investment in Athene Freedom, for which an Apollo affiliate is the general partner. We hold our investment in Athene Freedom through our investment in AAA. Athene Freedom invests in Wheels Donlen and, during the fourth quarter of 2022, also invested in LeasePlan (collectively, Wheels Donlen). Additionally, we own fixed income securities issued by Wheels Donlen. We expect Wheels Donlen will continue to issue ABS securities going forward which may be appropriate for our investment portfolio. The following summarizes the net invested assets in Wheels Donlen:

(In millions)	December 31, 2022
Investment fund	$662
Fixed income securities	931
Total Wheels Donlen net invested assets	$1,593
Additionally, during the second quarter 2022, we received redemptions on Wheels securities of $1,479 million.
Challenger
On July 6, 2021, we and Apollo agreed to acquire up to an 18% minority interest in Challenger Ltd. (Challenger) from an existing shareholder, 3% of which was subject to customary Australian Prudential Regulation Authority approval, which was obtained in December 2021. When combined with other Challenger shares acquired by Athene and Apollo, the acquisition resulted in a total minority economic interest of 18% for approximately A$795 million (or US$568 million) as of December 31, 2021. During 2022, Athene and Apollo acquired an additional A$54 million (or US$38 million) of Challenger shares resulting in a total minority economic interest of 19%. Challenger is an annuity provider and credit manager publicly traded on the Australian Securities Exchange.

Atlas Securitized Products Holdings LP

On February 8, 2023, AGM and CS undertook the first close of their previously announced transaction, whereby certain subsidiaries of Atlas, an entity in which AAA is the sole limited partner and Apollo is the general partner, acquired certain assets of the CS Securitized Products Group (the Transaction). A subsequent closing was held on February 23, 2023. Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM (which has issued an assurance letter to AAA), fourth of AHL and fifth of AARe. Each of AARe and AHL has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has entered into an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the assurance letters from AARe and AHL to CS is not material to the Company’s consolidated financial statements.

Certain affiliates of the Company (the Athene Lenders) have also entered into junior financing transactions with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed to make loans to certain affiliates of Atlas from time to time up to an aggregate of $1 billion for a specified revolving period. The Athene Lenders have also entered into junior financing transactions pursuant to repurchase arrangements with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed, on an uncommitted basis, to make loans to certain affiliates of Atlas from time to time in connection with the financing of residential and commercial mortgage loans.
ACRA

In order to support our growth strategies and capital deployment opportunities, we established ACRA as a long-duration, on-demand capital vehicle. Through ALRe, we own 36.55% of the economic interests in ACRA and all of ACRA’s voting interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by affiliates of Apollo. ACRA has the right to participate in certain Athene transactions and funds such participation by drawing a portion of the required capital for such transactions from ADIP equal to ADIP’s proportionate economic interest in ACRA and drawing the remaining required capital from ALRe. This shareholder-friendly, strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

ACRA’s board of directors currently consists of thirteen directors. ALRe has nominated eight directors to serve on the ACRA board: (1) one is the Chairman, (2) one is a representative of Apollo, (3) two are our representatives, (4) two are representatives of both Apollo and us and (5) two are independent directors. ADIP and its investors have nominated five directors to serve on the ACRA board, four of whom are independent directors.

On December 31, 2021, ALRe, through its subsidiary AALP, and ADIP contributed all of their shares of ACRA 1A to Athene Co-Invest Reinsurance Affiliate Holding Ltd., our subsidiary (ACRA HoldCo), in exchange for an equal number of shares of ACRA HoldCo (the ACRA Restructuring). As a result of the ACRA Restructuring, ACRA 1A became a wholly owned subsidiary of ACRA HoldCo.

In connection with the ACRA Restructuring, on December 31, 2021, (1) ALRe and ACRA 1A amended and restated the Framework Agreement Amended and Restated Framework Agreement, pursuant to which ACRA receives capital commitments from ALRe and ADIP, in order to, among other things, reflect the ACRA Restructuring and resulting changes in ACRA 1A’s ownership structure, and that we are a direct subsidiary of AGM following completion of the Mergers, and (2) ALRe and AALP entered into that certain Amended and Restated Shareholders Agreement with ACRA 1A, ACRA HoldCo and ADIP, which primarily includes changes to reflect the ACRA Restructuring and resulting changes in ownership structure of ACRA 1A, and that we are a direct subsidiary of AGM following completion of the Mergers, and to provide for the governance structure at ACRA HoldCo, which is substantially similar to the governance structure of ACRA 1A.

To ensure that ACRA continues to qualify for certain benefits under the income tax treaty between the US and the UK (UK Treaty), the shareholders agreement between ALRe, ADIP, ACRA HoldCo and ACRA 1A (the Shareholders Agreement) includes a mechanism to adjust the economic ownership interests of ACRA.

During a commitment period ranging from approximately three to five years from August 2020, ACRA has the right to participate in substantially all new inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions (collectively, Qualifying Transactions). ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements and certain other transactions from time to time, subject to certain conditions (in which case, such transactions would constitute Qualifying Transactions). In addition, a quota share of certain of our retail annuity business issued during the period from January 1, 2022 through December 31, 2022 was retroceded to a subsidiary of ACRA 1A. ACRA’s election to participate in Qualifying Transactions is determined by ACRA’s Transaction Committee, which is a committee of the board of directors of ACRA comprised of our representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, we will have the right to pursue such Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions is subject to capital requirements and other terms and conditions.

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
As of December 31, 2022, ALRe and Athene Life Re International Ltd. had retroceded to ACRA $60.5 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of us and the ACRA Transaction Committee.
During the year ended December 31, 2022, we received capital contributions of $1,047 million from ADIP and distributed $63 million to ADIP. As of December 31, 2022, ADIP had raised approximately $3.3 billion in capital commitments, of which $0.2 billion was available to deploy into future Qualifying Transactions. In addition, ACRA pays a monthly fee to Apollo for asset management services calculated using the same rates used to calculate the marginal base investment management fees and sub-allocation fees we pay to Apollo pursuant to the Fee Agreement. See –Investment Management Relationships–Fee Structure for further discussion regarding the Fee Agreement.
Dividends Declared and Other Distributions
On February 28, 2020, we closed a strategic transaction with AGM and certain affiliates of AGM which collectively comprise the AOG, pursuant to which we sold 27,959,184 newly issued Class A common shares to the AOG for an investment in Apollo of 29,154,519 newly issued AOG units valued at $1.1 billion and we sold 7,575,758 newly issued Class A common shares to the AOG for $350 million. As of December 31, 2021, the investment in Apollo was $2,112 million, which was included in related party investment funds on the consolidated balance sheets. Subsequent to our merger with AGM, our investment in Apollo was distributed to AGM in the first quarter of 2022.

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

During the year ended December 31, 2022, our board of directors declared and we paid additional common stock dividends of $563 million.

Merger Agreement and Closing of the Mergers
On January 1, 2022 (the Merger Effective Date), we completed the previously announced merger transaction pursuant to the Merger Agreement. Effective as of 1:00 a.m. Eastern Time on the Merger Effective Date, AAM Merger Sub merged with and into AAM, with AAM continuing as a direct subsidiary of AGM. Effective as of 1:01 a.m. Eastern Time on the Merger Effective Date, AHL Merger Sub merged with and into AHL, with AHL continuing as a direct subsidiary of AGM. As a result of the Mergers, AAM and AHL became direct subsidiaries of AGM.
As a result of the closing of the Mergers, AGM became the beneficial owner of 100% of our Class A common shares and controls all of the voting power to elect members to our board of directors. Six of our fourteen directors are employees of or consultants to Apollo, including our Chairman, Chief Executive Officer and Chief Investment Officer, who is also the Chief Executive Officer of Apollo Insurance Solutions Group LP (ISG), our investment manager and a subsidiary of AGM. Our Chairman, Chief Executive Officer and Chief Investment Officer is also a member of the board of directors and an executive officer of Apollo. See Item 1A. Risk Factors–Risks Relating to Our Relationship with Apollo–There are potential conflicts of interests between Apollo, our corporate parent, and the holders of our preferred shares.
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
Shared Service Agreements
We have entered into shared services agreements with ISG. Under these agreements, we and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things. During the year ended December 31, 2022, we paid ISG $13 million under the shared services agreements.
Investment Portfolio Trades with Affiliates
From time to time, Apollo executes cross trades which involve the purchase or sale of assets in a transaction between us, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which Apollo or its affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, we may purchase or sell securities from or to related parties, other than through a cross trade transaction. We believe that these transactions are undertaken at market rates, and are executed based on third-party valuations where possible. For the year ended December 31, 2022, the aggregate value of such transactions where we acquired investments from related parties amounted to $290 million. For the year ended December 31, 2022, we sold $331 million of investments to related parties.
Commercial Mortgage Loan Servicing Agreements
We have entered into commercial mortgage loan servicing agreements with Apollo. Pursuant to these agreements, we have engaged Apollo to (1) assist with the origination of and provide servicing of, commercial loans that we own or in which we participate, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties. During the year ended December 31, 2022, we incurred $0.4 million under the commercial mortgage loan servicing agreements.

Advisory Services Agreement

Effective as of January 1, 2022, we entered into a services agreement (Services Agreement) with AGM and AAM, which provides a framework pursuant to which each of the Company, AGM and AAM may, in its sole discretion, provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the Services Agreement. For the year ended December 31, 2022, we paid or reimbursed Apollo or its affiliates $40 million in out of pocket expenses pursuant to the Services Agreement.
Rackspace Global Services Agreement
We have a global services agreement with Rackspace US, Inc. (Rackspace), a portfolio company of a fund managed by Apollo, pursuant to which Rackspace provides us with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2022, we paid or accrued $2 million for services rendered.
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
On December 14, 2021, we entered into a services agreement (Puffer Services Agreement) with Manfred Puffer, a member of our board of directors. Pursuant to the Puffer Services Agreement, Mr. Puffer provided services to support the Company’s organic and inorganic business development. The Puffer Services Agreement terminated on December 14, 2022, and, under the terms of the agreement, Mr. Puffer was entitled to $700,000 for his services, which was paid in December 2021.
We have also entered into indemnification agreements with our directors and officers which provide that we will indemnify our directors and officers or any person appointed to any committee by the board of directors acting in their capacity as such for any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to us other than in respect of his own fraud or dishonesty. We are also required to indemnify our directors and officers in any proceeding in which they are successful. The indemnification agreements are limited to those payments that are lawful under Bermuda law.

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

We also currently maintain liability insurance for our directors and officers.
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

Item 14.    Principal Accountant Fees and Services

Principal Accountant Fees and Services

PricewaterhouseCoopers LLP served as our principal accountant through the completion of the 2021 audited financial accounts. Deloitte & Touche LLP served as our principal accountant for our fiscal year ended December 31, 2022 and continues to be our principal accountant. The following summarizes the fees for services provided by Deloitte & Touche LLP:

	Successor
	Year ended December 31, 2022
(In millions)	Athene	Consolidated VIEs	Total
Audit fees[1]	$14	$2	$16
Audit-related fees[2]	1	—	1
Tax fees
Tax compliance fees	1	—	1
Tax advisory fees	—	—	—
All other fees	—	—	—
Total	$16	$2	$18

[1] Audit fees include fees billed and expected to be billed associated with the audit of the annual consolidated financial statements included on Form 10-K, the reviews of quarterly reports on Form 10-Q, internal control over financial reporting, annual audits of certain subsidiaries and audits required by regulatory authorities, statutory audits, and attestation services required by regulation.

[2] Audit-related fees include fees paid associated with the issuance of comfort letters, issuance of consents related to common stock offerings and registration statements, the assistance with and review of documents filed with the SEC and other regulatory authorities, employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews not required by statute and regulation, consultations on financial accounting and reporting standards, and other attest services related to financial reporting that are not required by statute or regulation.

The following summarizes the fees for services provided by PricewaterhouseCoopers LLP:

Predecessor
(In millions)	Year ended December 31, 2021
Audit fees[1]	$16
Audit-related fees[2]	—
Tax fees	—
All other fees	—
Total	$16

[1] Audit fees include fees billed and expected to be billed associated with the audit of the annual consolidated financial statements and internal control over financial reporting included on Form 10-K, the reviews of quarterly reports on Form 10-Q, annual audits of certain subsidiaries and audits required by regulatory authorities, statutory audits, issuance of comfort letters, issuance of consents related to common stock offerings and registration statements, attestation services required by regulation, and the assistance with and review of documents filed with the SEC and other regulatory authorities.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

ATHENE HOLDING LTD.
Schedule I — Summary of Investments — Other Than Investments in Related Parties

	Successor
	December 31, 2022
(In millions)	Cost or Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
AFS securities
US government and agencies	$3,333	$2,577	$2,577
US state, municipal and political subdivisions	1,218	927	927
Foreign governments	1,207	907	907
Public utilities	10,725	8,665	8,665
Redeemable preferred stock	7	5	5
Other corporate	63,879	52,206	52,206
Convertibles and bonds with warrants attached	33	25	25
CLO	17,722	16,493	16,493
ABS	11,447	10,527	10,527
CMBS	4,636	4,158	4,158
RMBS	6,775	5,914	5,914
Trading securities	2,010	1,595	1,595
Total fixed maturity securities	122,992	103,999	103,999
Equity securities
Banks, trust and insurance companies common stock[1]	527	127	527
Industrial, miscellaneous and all other common stock	36	61	61
Nonredeemable preferred stocks	1,070	899	899
Total equity securities	1,633	1,087	1,487
Mortgage loans	29,943		27,454
Investment funds	79		79
Policy loans	347		347
Funds withheld at interest	32,880		32,880
Derivative assets	3,309		3,309
Short-term investments	2,160		2,160
Other investments	773		773
Total investments	$194,116		$172,488

[1] Includes $400 million of equity securities without a readily determinable fair value

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Balance Sheets

	Successor	Predecessor
(In millions, except per share data)	December 31, 2022	December 31, 2021
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2022 – $11 and 2021 – $71)	$10	$78
Cash and cash equivalents	741	1,186
Investments in related parties
Equity securities, at fair value	274	171
Investment funds	959	743
Other assets	234	19
Notes receivable from subsidiaries	12	83
Intercompany receivable	18	16
Investments in subsidiaries	3,313	21,773
Total assets	$5,561	$24,069
Liabilities and Equity
Liabilities
Debt	$3,658	$2,964
Note payable to subsidiary	896	158
Other liabilities (related party: 2022 – $24 and 2021 – $754)	87	811
Intercompany payable	4	6
Total liabilities	4,645	3,939
Equity
Preferred stock
Series A – par value $1 per share; $863 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series B – par value $1 per share; $345 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series C – par value $1 per share; $600 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series D – par value $1 per share; $575 aggregate liquidation preference; authorized, issued and outstanding: 2022 and 2021 – 0.0 shares	—	—
Series E – par value $1 per share; $500 aggregate liquidation preference; authorized, issued and outstanding: 2022 – 0.0 shares	—	—
Common stock
Class A – par value $0.001 per share; authorized: 2022 and 2021 – 425.0 shares; issued and outstanding: 2022 – 203.8 and 2021 – 192.2 shares	—	—
Additional paid-in capital	18,119	6,667
Retained earnings (accumulated deficit)	(4,892)	11,033
Accumulated other comprehensive income (loss)	(12,311)	2,430
Total Athene Holding Ltd. shareholders’ equity	916	20,130
Total liabilities and equity	$5,561	$24,069

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only)
Statements of Income (Loss) and Comprehensive Income (Loss)

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue
Net investment income (related party: 2022 – $58, 2021 – $44 and 2020 – $146)	$65	$39	$147
Investment related gains (losses)	31	58	(50)
Other revenues	—	7	—
Total revenues	96	104	97
Benefits and Expenses
Operating expenses (related party: 2022 – $99, 2021 – $13 and 2020 – $13)	304	261	151
Total benefits and expenses	304	261	151
Loss before income taxes and equity earnings in subsidiaries	(208)	(157)	(54)
Income tax expense (benefit)	1	(2)	(2)
Equity earnings (loss) in subsidiaries	(3,953)	4,014	1,593
Net income (loss) available to Athene Holding Ltd. shareholders	(4,162)	3,859	1,541
Less: Preferred stock dividends	141	141	95
Net income (loss) available to Athene Holding Ltd. common shareholders	$(4,303)	$3,718	$1,446

Net income (loss) available to Athene Holding Ltd. shareholders	$(4,162)	$3,859	$1,541
Other comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	(12,311)	(1,541)	1,696
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(16,473)	$2,318	$3,237

See accompanying notes to condensed financial information of registrant (parent company only)

ATHENE HOLDING LTD.
Schedule II — Condensed Financial Information of Registrant (Parent Company Only) — Statements of Cash Flows

	Successor	Predecessor
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash (used in) provided by operating activities	$(248)	$203	$(145)
Cash flows from investing activities
Capital contributions to subsidiary	(275)	(330)	(920)
Receipts on loans to subsidiaries and parent	333	348	50
Issuances of loans to subsidiaries and parent	(328)	(244)	(237)
Sales, maturities and repayments of:
Available-for-sale securities	21	2	17
Purchases of:
Available-for-sale securities	(49)	(30)	(3)
Investment funds – related party	—	(6)	(455)
Equity securities – related party	(195)	(170)	—
Other investing activities, net	46	66	(51)
Net cash used in investing activities	(447)	(364)	(1,599)
Cash flows from financing activities
Issuance of common stock	—	11	351
Proceeds from debt	399	997	992
Proceeds from note payable with subsidiary	1,085	238	740
Repayment of note payable with subsidiary	(265)	(80)	(778)
Issuance of preferred stock, net of expenses	487	—	1,140
Preferred stock dividends	(141)	(141)	(95)
Repurchase of common stock	—	(8)	(428)
Common stock dividends paid	(1,313)	—	—
Other financing activities, net	(2)	(12)	(7)
Net cash provided by financing activities	250	1,005	1,915
Net (decrease) increase in cash and cash equivalents	(445)	844	171
Cash and cash equivalents at beginning of year	1,186	342	171
Cash and cash equivalents at end of year	$741	$1,186	$342

Supplementary information
Cash paid for interest	$111	$98	$61
Non-cash transactions
Investment interests received in exchange for extinguishment of loan from subsidiary	—	1,206	—
Issuance of loan to subsidiary in exchange for Class A common shares and capital distribution	—	—	1,206
Distributions to parent	2,145	—	—
Investments transferred for extinguishment of loan to subsidiary	82	—	—

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

The unsecured revolving note receivable from AUSA has a borrowing capacity of $500 million and had an outstanding balance of $12 million and $83 million as of December 31, 2022 and 2021, respectively. Interest accrues at a fixed rate of 2.61% per year, and the balance is due on September 30, 2025, or earlier at AHL’s request.

The unsecured revolving note receivable from ALRe has a borrowing capacity of $4 billion and had no outstanding balance as of December 31, 2022 and 2021. Interest accrues at a fixed rate of 2.29% and has a maturity date of December 15, 2028, or earlier at AHL’s request.

The unsecured revolving note receivable from ALReI has a borrowing capacity of $100 million and had no outstanding balance as of December 31, 2022 and 2021. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 5, 2024, or earlier at AHL’s request.

Unsecured Revolving Note Payable—In addition to the unsecured revolving notes receivable described above, AHL has unsecured revolving notes payable with ALRe and AUSA.

The unsecured revolving note payable to ALRe permits AHL to borrow up to $4 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of December 31, 2022 and 2021, the revolving note payable had an outstanding balance of $896 million and $158 million, respectively.

The unsecured revolving note payable to AUSA was established in 2022 and has a borrowing capacity of $500 million with a fixed interest rate of 2.61% and a maturity date of September 30, 2025. The revolving note payable had no outstanding balance as of December 31, 2022.

3. Debt and Guarantees

AHL has guaranteed certain of the obligations of AUSA, ALRe, and Athene Annuity Re Ltd. in connection with a revolving credit agreement with Citibank, N.A as administrative agent, which matures on December 3, 2024, subject to up to to two one-year extensions (Credit Facility). Additionally, AHL has issued senior notes and has unsecured revolving notes with Apollo Global Management, Inc. (AGM). See Note 10 – Debt to the consolidated financial statements for further discussion on the Credit Facility and senior notes. See Note 14 – Related Parties to the consolidated financial statements for further discussion on the unsecured revolving notes with AGM. AHL has entered into capital maintenance agreements with each of its material US insurance subsidiaries, pursuant to which AHL agrees to provide capital to the subsidiary to the extent that the capital of the subsidiary falls below a specified threshold as set with the applicable subsidiary’s domestic regulator. In addition, AHL entered into a capital maintenance agreement with its indirect subsidiary Athene London Assignment Corporation (Athene London) pursuant to which AHL agreed to contribute cash, cash equivalents, marketable securities, or other liquid assets so as to maintain capital in Athene London to ensure that it has the necessary funds to timely satisfy any obligations it has under any assumed settlement agreement. AHL does not anticipate making any capital infusions in Athene London pursuant to the capital maintenance agreement.

4. Dividends, Return of Capital and Capital Contributions

During the years ended December 31, 2022, 2021 and 2020, AHL received $0 million, $1,048 million and $0 million, respectively, of dividends from subsidiaries. During the years ended December 31, 2022, 2021 and 2020, AHL contributed $275 million, $330 million and $920 million, respectively, to subsidiaries. See Note 13 – Statutory Requirements to the consolidated financial statements for additional information on subsidiary dividend restrictions.

5. Income Taxes

AHL is a tax resident of the United Kingdom (UK). See Note 12 – Income Taxes to the consolidated financial statements for additional information on UK income taxes.

ATHENE HOLDING LTD.
Schedule III — Supplementary Insurance Information

(In millions)	DAC, DSI and VOBA	Future policy benefits, losses, claims and loss expenses[1]	Other policy claims and benefits payable[2]	Premiums	Net investment income	Benefits, claims, losses and settlement expenses[3]	Amortization of DAC and VOBA	Policy and other operating expenses
2022 (Successor)
Total	$5,576	$228,981	$129	$11,638	$7,571	$12,851	$509	$1,493

2021 (Predecessor)
Total	$5,362	$198,813	$138	$14,262	$7,100	$20,374	$632	$1,128

2020 (Predecessor)
Total	$4,906	$173,824	$130	$5,963	$4,834	$11,144	$521	$893

[1] Represents interest sensitive contract liabilities and future policy benefits on the consolidated balance sheets.
[2] Included in other liabilities on the consolidated balance sheets.
[3] Represents interest sensitive contract benefits, amortization of deferred sales inducements and future policy and other policy benefits on the consolidated statements of income (loss).

ATHENE HOLDING LTD.
Schedule IV — Reinsurance

(In millions, except for percentages)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2022 (Successor)
Life insurance in force at end of year	$24,433	$25,399	$2,355	$1,389	169.5%
Premiums	11,373	112	377	11,638	3.2%
Year ended December 31, 2021 (Predecessor)
Life insurance in force at end of year	26,858	30,949	5,518	1,427	386.7%
Premiums	13,989	115	388	14,262	2.7%
Year ended December 31, 2020 (Predecessor)
Life insurance in force at end of year	29,527	35,088	6,863	1,302	527.1%
Premiums	5,691	141	413	5,963	6.9%

ATHENE HOLDING LTD.
Schedule V — Valuation and Qualifying Accounts

(In millions)		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Assumed through acquisitions	Deductions	Balance at end of year
Reserves deducted from assets to which they apply
Year ended December 31, 2022 (Successor)
Valuation allowance on deferred tax assets	66	53	—	(14)	105
Year ended December 31, 2021 (Predecessor)
Valuation allowance on deferred tax assets	74	12	—	(20)	66
Year ended December 31, 2020 (Predecessor)
Valuation allowance on deferred tax assets	63	11	—	—	74

EXHIBIT INDEX

Exhibit No.	Description
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

4.2.7
Sixth Supplemental Indenture, dated November 21, 2022, by and between Athene Holding Ltd. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 21, 2022).

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

4.6.4	Form of Depositary Receipt (included in Exhibit 4.6.3).
4.7.1	Certificate of Designations of 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preference Shares, Series E (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 12, 2022).

Exhibit No.	Description
4.7.2	Form of Share Certificate evidencing 7.750% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series E (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on December 12, 2022).
4.7.3
Deposit Agreement, dated December 12, 2022, between Athene Holding Ltd. and Computershare Inc., and Computershare Trust Company, N.A., collectively, and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on December 12, 2022).

4.7.4	Form of Depositary Receipt (included in Exhibit 4.7.3).
4.8	Description of Securities.
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

10.3
364 – Day Credit Agreement, dated as of July 1, 2022, among Athene Holding Ltd. and Athene Life Re Ltd., as Borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2022).

10.3.1
Incremental Amendment No. 1 to Credit Agreement, dated as of August 5, 2022, among Athene Holding Ltd. and Athene Life Re Ltd., as Borrowers, Credit Suisse AG, New York Branch, as additional lender, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4.2 to the Form 10-Q filed on August 9, 2022).

10.4
Guaranty, dated as of July 1, 2022, between Athene Life Re Ltd., as Guarantor, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2022).

10.5.1
Eighth Amended and Restated Fee Agreement, dated as of March 31, 2022, between Apollo Insurance Solutions Group LP and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on June 10, 2019 dated May 10, 2022).

10.5.2	Amendment No. 1 to Eighth Amended and Restated Fee Agreement, dated as of June 16, 2022, between Apollo Insurance Solutions Group L.P. and Athene Holding Ltd.
10.5.3
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

10.7
Coinsurance and Assumption Agreement, dated as of October 1, 2013, between Aviva Life and Annuity Company (now known as Athene Annuity and Life Company) and Presidential Life Insurance Company - USA (now known as Accordia Life and Annuity Insurance Company) (incorporated by reference to Exhibit 10.10 to the Form S-1 filed on October 25, 2016).

10.7.1
Amended and Restated Coinsurance and Assumption Agreement, dated as of July 31, 2015, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (regarding certain policies described therein) (incorporated by reference to Exhibit 10.11 to the Form S-1 filed on October 25, 2016).

10.7.2
First Amendment to Amended and Restated Coinsurance and Assumption Agreement, effective as of September 1, 2020, between Athene Life Insurance Company of New York and First Allmerica Financial Life Insurance Company (incorporated by reference to Exhibit 10.6.2 to the Form 10-K filed on February 19, 2021).

10.8
Amended and Restated Coinsurance Agreement, dated as of December 28, 2015, between Athene Annuity and Life Company and Accordia Life and Annuity Company (formerly known as Presidential Life Insurance Company-USA) (regarding the ILICO closed block) (incorporated by reference to Exhibit 10.12 to the Form S-1 filed on October 25, 2016).

10.9
Funds Withheld Coinsurance Agreement, dated as of October 1, 2013, between Aviva Life and Annuity Company of New York (now known as Athene Life Insurance Company of New York) and First Allmerica Financial Life Insurance Company (regarding certain term and universal life policies) (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on October 25, 2016).

10.10
Coinsurance Agreement, dated as of April 29, 2011, between Liberty Life Insurance Company (now known as Athene Annuity & Life Assurance Company) and Protective Life Insurance Company (incorporated by reference to Exhibit 10.14 to the Form S-1 filed on October 25, 2016).

10.11.1†
Amended and Restated Employment Agreement, dated as of June 16, 2022, between Athene Holding Ltd. and James R. Belardi (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 9, 2022).

10.11.2†	Employment Agreement, dated as of October 12, 2015, between Athene Holding Ltd. and Martin P. Klein (incorporated by reference to Exhibit 10.15.3 to the Form S-1 filed on October 25, 2016).
10.12†	Athene Holding Ltd. 2019 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 10, 2019 dated June 4, 2019).
10.13.1†
Form of 2016 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.26.2 to the Form 10-K filed on February 26, 2018).

10.13.2†
Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.3 to the Form 10-K filed on February 20, 2020).

Exhibit No.	Description
10.13.3†	Form of 2019 Share Incentive Plan Nonqualified Stock Option Award Notice and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2.1 to the Form 10-Q filed on May 10, 2021).
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

10.15.1†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Time-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.24.3 to the Form 10-K filed on February 20, 2020).

10.15.2†
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

10.16.3†	Form of 2019 Share Incentive Plan Restricted Share Award Notice and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2.5 to the Form 10-Q filed on May 10, 2021).
10.17.1†
Form of 2019 Share Incentive Plan Restricted Share Unit Award Notice (Performance-Based Vesting) and Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.23.2 to the Form 10-K filed on February 20, 2020).

10.17.2†
Form of 2019 Share Incentive Plan Restricted Share Award Notice (Performance-Based Vesting) and Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2.4 to the Form 10-Q filed on May 10, 2021).

10.18†	Form of Restricted Cash Award Agreement (incorporated by reference to Exhibit 10.2.6 to the Form 10-Q filed on May 10, 2021).
10.19†	Form of Director Retention Letter (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 5, 2019).
10.20†
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 9, 2022).

10.21†
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 9, 2022).

10.22.1
Second Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.1 to the Form 10-K filed on February 20, 2020).

10.22.2
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

10.22.3
Third Amended and Restated Master Sub-Advisory Agreement, effective as of October 1, 2019, among Athene Asset Management LLC, Apollo Capital Management, L.P., Apollo Global Real Estate Management, L.P., ARM Manager LLC, Apollo Longevity, LLC and Apollo Emerging Markets, LLC (incorporated by reference to Exhibit 10.30.3 to the Form 10-K filed on February 20, 2020).

10.23.1	Cooperation Agreement, dated as of January 1, 2018, between AGER Bermuda Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 2, 2018).
10.23.2
Amendment No. 1 to the Cooperation Agreement, dated as of January 7, 2020, between Athora Holding Ltd. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.31.2 to the Form 10-K filed on February 20, 2020).

10.24.1
Reinsurance agreement (FA Business), effective as of June 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 3, 2018).

10.24.2
First Amendment to Reinsurance Agreement (FA Business), effective as of July 1, 2018, between Athene Annuity & Life Assurance Company and Voya Insurance and Annuity Company (incorporated by reference to Exhibit 10.32.2 to the Form 10-K filed on February 20, 2020).

10.25.1
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

10.26
Modified coinsurance agreement (FA Business), effective as of December 31, 2019, between Athene Annuity Re Ltd. and Venerable Insurance and Annuity Company (incorporated by reference to Exhibit 10.34 to the form 10-K filed on February 20, 2020).

10.27
Amended and Restated Master Framework Agreement, dated as of December 31, 2021, by and between Athene Co-Invest Reinsurance Affiliate 1A Ltd. and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.24 to Form 10-K filed on February 25, 2022).

10.28
Amended and Restated Shareholders Agreement, dated as of December 31, 2021, by and among Athene Co-Invest Reinsurance Affiliate Holding Ltd., Athene Co-Invest Reinsurance Affiliate 1A Ltd., ADIP Holdings (A), L.P., ADIP Holdings (B), L.P., ADIP Holdings (C), L.P., ADIP Holdings (D), L.P., ADIP Holdings (E), L.P., ADIP Holdings (Lux), L.P., Athene Life Re Ltd. and Athene Asset L.P. (incorporated by reference to Exhibit 10.25 to the Form 10-K filed on February 25, 2022).

Exhibit No.	Description
10.29.1
Coinsurance Agreement, dated as of June 18, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 5, 2020).

10.29.2
Amendment No. 1 to Coinsurance Agreement, dated September 30, 2020, between Jackson National Life Insurance Company and Athene Life Re Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2020).

10.30†	Form of ADIP (Athene) Carry Plan, L.P. Award Letter (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2020).
10.31†	Letter Agreement, dated as of February 18, 2022, between Athene Holding Ltd. and William J. Wheeler (incorporated by reference to Exhibit 10.29 to the Form 10-K filed on February 25, 2022).
10.32†	Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2022)
10.33†	Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (Post-Merger).
10.34†	Form of Restricted Share Unit Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (2023)
10.35†	Form of Apollo Supplemental Partner Program Award Letter
10.36†	Apollo Supplemental Partner Program Plan Document
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP regarding Athene Holding Ltd. financial statements.
23.2	Consent of Deloitte & Touche LLP regarding Athene Holding Ltd. financial statements.
24.1	Power of Attorney (included on the signature page hereto)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: February 28, 2023	/s/ Martin P. Klein
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below:

Signatures	Title	Date

/s/ James R. Belardi	Chairman and Chief Executive Officer	February 28, 2023
James R. Belardi	(Principal Executive Officer)

/s/ Martin P. Klein	Executive Vice President and Chief Financial Officer	February 28, 2023
Martin P. Klein	(Principal Financial Officer)

/s/ Sarah J. VanBeck	Senior Vice President and Corporate Controller	February 28, 2023
Sarah J. VanBeck	(Principal Accounting Officer)

/s/ Marc Beilinson	Director	February 28, 2023
Marc Beilinson

/s/ Robert Borden	Director	February 28, 2023
Robert Borden

/s/ Mitra Hormozi	Director	February 28, 2023
Mitra Hormozi

/s/ Scott Kleinman	Director	February 28, 2023
Scott Kleinman

/s/ Brian Leach	Director	February 28, 2023
Brian Leach

/s/ Gernot Lohr	Director	February 28, 2023
Gernot Lohr

/s/ H. Carl McCall	Director	February 28, 2023
H. Carl McCall

Signatures	Title	Date

/s/ Matthew R. Michelini	Director	February 28, 2023
Matthew R. Michelini

/s/ Dr. Manfred Puffer	Director	February 28, 2023
Dr. Manfred Puffer

/s/ Marc Rowan	Director	February 28, 2023
Marc Rowan

/s/ Lawrence J. Ruisi	Director	February 28, 2023
Lawrence J. Ruisi

/s/ Lynn Swann	Director	February 28, 2023
Lynn Swann

/s/ Hope Schefler Taitz	Director	February 28, 2023
Hope Schefler Taitz