Form 10-Q
period 2023-03-31
Athene Holding Ltd
filed 2023-05-09
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2023, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated financial condition, results of operations, liquidity, cash flows and performance may differ materially from that made in or suggested by the forward-looking statements contained in this report. A number of important factors could cause actual results or conditions to differ materially from those contained or implied by the forward-looking statements, including the risks discussed in Part II–Item 1A. Risk Factors included in this report and Part I–Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report). Factors that could cause actual results or conditions to differ from those reflected in the forward-looking statements contained in this report include:

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
•the discontinuation of certain Inter-bank Offered Rates (IBOR), including the London Inter-bank Offered Rate (LIBOR);
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
•the failure to achieve the economic benefits expected to be derived from Athene Co-Invest Reinsurance Affiliate Holding Ltd. and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with their subsidiaries, ACRA) capital raise or future ACRA capital raises;
•the failure of third-party ACRA investors to fund their capital commitment obligations; and

•other risks and factors listed in Part II–Item 1A. Risk Factors included in this report, Part I—Item 1A. Risk Factors included in our 2022 Annual Report and those discussed elsewhere in this report and in our 2022 Annual Report.

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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P.
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc., formerly known as Apollo Global Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ACRA 2 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd.
ADIP	Apollo/Athene Dedicated Investment Program
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
Apollo Group
(1) AGM and AGM’s subsidiaries, including AAM, (2) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by clause (1), (3) BRH Holdings GP, Ltd. and each of its shareholders, (4) any executive officer or employee of AGM or AGM’s subsidiaries, and (5) any affiliate of a person described in clauses (1), (2), (3) or (4) above; provided none of AHL or its subsidiaries (other than ACRA 1 HoldCo and ACRA 1 HoldCo’s subsidiaries) will be deemed to be a member of the Apollo Group

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the NAIC
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, CLO and ABS equity positions and certain other debt instruments considered to be equity-like
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio, (2) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (3) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Other liability costs include DAC, DSI and VOBA amortization, change in market risk benefits, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Costs related to business that we have exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated VIE and VOE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Gross invested assets includes the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMA	Investment management agreement
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and ceded reinsurance
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
MCR	Minimum capital requirements
MMS	Minimum margin of solvency

Term or Acronym	Definition
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	The sum of (a) total investments on the consolidated balance sheet with available-for-sale securities at amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) consolidated VIE and VOE assets, liabilities and noncontrolling interest, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets includes investments supporting assumed funds withheld and modco agreements and excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). Net invested assets includes our economic ownership of ACRA investments but does not include the investments associated with the noncontrolling interest.
Net investment earned rate	Income from our net invested assets, excluding the proportionate share of the ACRA net investment income associated with the noncontrolling interest, divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods
Net reserve liabilities	The sum of (a) interest sensitive contract liabilities, (b) future policy benefits, (c) market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities also includes the reserves related to assumed modco agreements in order to appropriately match the costs incurred in the condensed consolidated statements of income (loss) with the liabilities. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and therefore we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities includes our economic ownership of ACRA reserve liabilities but does not include the reserve liabilities associated with the noncontrolling interest.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2023	December 31, 2022
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2023 – $123,201 and 2022 – $120,982; allowance for credit losses: 2023 – $502 and 2022 – $458)	$106,713	$102,404
Trading securities, at fair value	1,652	1,595
Equity securities (portion at fair value: 2023 – $968 and 2022 – $1,087)	1,368	1,487
Mortgage loans, at fair value	29,949	27,454
Investment funds	77	79
Policy loans	339	347
Funds withheld at interest (portion at fair value: 2023 – $(4,291) and 2022 – $(4,847))	31,084	32,880
Derivative assets	3,956	3,309
Short-term investments (portion at fair value: 2023 – $582 and 2022 – $520)	627	2,160
Other investments (portion at fair value: 2023 – $501 and 2022 – $611)	701	773
Total investments	176,466	172,488
Cash and cash equivalents	13,844	7,779
Restricted cash	1,148	628
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2023 – $12,396 and 2022 – $10,440; allowance for credit losses: 2023 – $1 and 2022 – $1)	11,866	9,821
Trading securities, at fair value	885	878
Equity securities, at fair value	251	279
Mortgage loans, at fair value	1,324	1,302
Investment funds (portion at fair value: 2023 – $1,034 and 2022 – $959)	1,595	1,569
Funds withheld at interest (portion at fair value: 2023 – $(1,266) and 2022 – $(1,425))	9,462	9,808
Short-term investments	1,043	—
Other investments, at fair value	338	303
Accrued investment income (related party: 2023 – $128 and 2022 – $105)	1,458	1,328
Reinsurance recoverable (portion at fair value: 2023 – $1,470 and 2022 – $1,388)	4,229	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	4,836	4,466
Goodwill	4,061	4,058
Other assets (related party: 2023 – $200 and 2022 – $161)	7,916	8,693
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2023 – $39 and 2022 – $0)	1,069	1,063
Mortgage loans, at fair value (related party: 2023 – $348 and 2022 – $342)	2,119	2,055
Investment funds, at fair value (related party: 2023 – $10,512 and 2022 – $10,068)	12,880	12,480
Other investments, at fair value (related party: 2023 – $73 and 2022 – $73)	99	101
Cash and cash equivalents (restricted cash: 2023 – $45 and 2022 – $0)	654	362
Other assets	111	112
Total assets	$257,654	$243,931

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	March 31, 2023	December 31, 2022
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2023 – $11,347 and 2022 – $11,889; portion at fair value: 2023 – $7,626 and 2022 – $6,670)	$181,100	$173,616
Future policy benefits (related party: 2023 – $1,359 and 2022 – $1,353; portion at fair value: 2023 – $1,769 and 2022 – $1,712)	42,490	42,110
Market risk benefits (related party: 2023 – $210 and 2022 – $195)	3,203	2,970
Debt	3,650	3,658
Derivative liabilities	1,518	1,646
Payables for collateral on derivatives and securities to repurchase	10,196	6,707
Other liabilities (related party: 2023 – $612 and 2022 – $564)	1,600	1,860
Liabilities of consolidated variable interest entities (related party: 2023 – $302 and 2022 – $292)	847	815
Total liabilities	244,604	233,382
Commitments and Contingencies (Note 14)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	18,139	18,119
Retained deficit	(3,293)	(3,640)
Accumulated other comprehensive loss (related party: 2023 – $(115) and 2022 – $(167))	(6,148)	(7,321)
Total Athene Holding Ltd. shareholders’ equity	8,698	7,158
Noncontrolling interests	4,352	3,391
Total equity	13,050	10,549
Total liabilities and equity	$257,654	$243,931
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Revenues
Premiums (related party of $3 and $71 for the three months ended March 31, 2023 and 2022, respectively)	$96	$2,110
Product charges (related party of $10 and $10 for the three months ended March 31, 2023 and 2022, respectively)	198	166
Net investment income (related party investment income of $371 and $501 for the three months ended March 31, 2023 and 2022, respectively; and related party investment expense of $222 and $186 for the three months ended March 31, 2023 and 2022, respectively)	2,407	1,683
Investment related gains (losses) (related party of $85 and $(604) for the three months ended March 31, 2023 and 2022, respectively)	1,065	(4,212)
Other revenues	13	(3)
Revenues of consolidated variable interest entities
Net investment income (related party of $22 and $1 for the three months ended March 31, 2023 and 2022, respectively)	80	17
Investment related gains (losses) (related party of $224 and $7 for the three months ended March 31, 2023 and 2022, respectively)	201	(42)
Total revenues	4,060	(281)
Benefits and expenses
Interest sensitive contract benefits (related party of $47 and $(12) for the three months ended March 31, 2023 and 2022, respectively)	1,289	(99)
Future policy and other policy benefits (related party of $21 and $74 for the three months ended March 31, 2023 and 2022, respectively; and remeasurement (gains) losses of $2 and $(3) for the three months ended March 31, 2023 and 2022, respectively)	466	2,184
Market risk benefits remeasurement (gains) losses (related party of $28 and $(44) for the three months ended March 31, 2023 and 2022, respectively)	346	(622)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	138	98
Policy and other operating expenses (related party of $30 and $59 for the three months ended March 31, 2023 and 2022, respectively)	435	338
Total benefits and expenses	2,674	1,899
Income (loss) before income taxes	1,386	(2,180)
Income tax expense (benefit)	163	(284)
Net income (loss)	1,223	(1,896)
Less: Net income (loss) attributable to noncontrolling interests	455	(881)
Net income (loss) attributable to Athene Holding Ltd. shareholders	768	(1,015)
Less: Preferred stock dividends	47	35
Net income (loss) available to Athene Holding Ltd. common shareholder	$721	$(1,050)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Net income (loss)	$1,223	$(1,896)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	2,099	(6,697)
Unrealized gains (losses) on hedging instruments	104	(129)
Remeasurement gains (losses) on future policy benefits related to discount rate	(802)	3,562
Remeasurement gains (losses) on market risk benefits related to credit risk	89	397
Foreign currency translation and other adjustments	16	(2)
Other comprehensive income (loss), before tax	1,506	(2,869)
Income tax expense (benefit) related to other comprehensive income (loss)	290	(615)
Other comprehensive income (loss)	1,216	(2,254)
Comprehensive income (loss)	2,439	(4,150)
Less: Comprehensive income (loss) attributable to noncontrolling interests	498	(817)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$1,941	$(3,333)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity (deficit)	Noncontrolling interests	Total equity
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	768	—	768	455	1,223
Other comprehensive income	—	—	—	—	1,173	1,173	43	1,216
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(47)	—	(47)	—	(47)
Common stock dividends	—	—	—	(374)	—	(374)	—	(374)
Contributions from parent	—	—	9	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	—	(127)	(127)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	590	590
Balance at March 31, 2023	$—	$—	$18,139	$(3,293)	$(6,148)	$8,698	$4,352	$13,050

	Three months ended
Balance at January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(1,015)	—	(1,015)	(881)	(1,896)
Other comprehensive income (loss)	—	—	—	—	(2,318)	(2,318)	64	(2,254)
Stock-based compensation allocation from parent	—	—	11	—	—	11	—	11
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	311	311
Consolidation of variable interest entities	—	—	—	—	—	—	1,634	1,634
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at March 31, 2022	$—	$—	$17,555	$(1,264)	$(2,318)	$13,973	$3,320	$17,293

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$1,223	$(1,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	138	98
Net amortization of net investment premiums, discounts and other	30	73
Net investment (income) loss (related party: 2023 – $(26) and 2022 – $(199))	(32)	(238)
Net recognized (gains) losses on investments and derivatives (related party: 2023 – $(262) and 2022 – $101)	(2,031)	1,825
Policy acquisition costs deferred	(375)	(214)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2023 – $(23) and 2022 – $10)	(130)	77
Interest sensitive contract liabilities (related party: 2023 – $37 and 2022 – $(20))	2,229	(548)
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2023 – $11 and 2022 – $1)	64	(776)
Funds withheld assets (related party: 2023 – $(186) and 2022 – $475)	(975)	2,365
Other assets and liabilities	(66)	(611)
Net cash provided by operating activities	75	155
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2023 – $225 and 2022 – $913)	2,461	9,264
Trading securities (related party: 2023 – $1 and 2022 – $51)	60	77
Equity securities	76	87
Mortgage loans (related party: 2023 – $5 and 2022 – $28)	657	985
Investment funds (related party: 2023 – $198 and 2022 – $351)	232	427
Derivative instruments and other investments (related party: 2023 – $0 and 2022 – $44)	396	1,179
Short-term investments (related party: 2023 – $159 and 2022 – $0)	1,888	59
Purchases of:
Available-for-sale securities (related party: 2023 – $(2,161) and 2022 – $(1,055))	(6,668)	(11,100)
Trading securities (related party: 2023 – $0 and 2022 – $(143))	(56)	(173)
Equity securities (related party: 2023 – $0 and 2022 – $(13))	(20)	(59)
Mortgage loans (related party: 2023 – $0 and 2022 – $(167))	(2,930)	(4,258)
Investment funds (related party: 2023 – $(318) and 2022 – $(1,833))	(376)	(1,956)
Derivative instruments and other investments (related party: 2023 – $(43) and 2022 – $(77))	(725)	(736)
Short-term investments (related party: 2023 – $(1,193) and 2022 – $(33))	(1,321)	(129)
Consolidation of new variable interest entities	—	393
Deconsolidation of previously consolidated entities	(51)	—
Other investing activities, net	458	(225)
Net cash used in investing activities	(5,919)	(6,165)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In millions)	2023	2022
Cash flows from financing activities
Deposits on investment-type policies and contracts (related party: 2023 – $3 and 2022 – $18)	$12,006	$8,342
Withdrawals on investment-type policies and contracts (related party: 2023 – $(116) and 2022 – $(88))	(2,707)	(2,245)
Capital contributions from noncontrolling interests	—	311
Capital distributions to noncontrolling interests	(127)	—
Capital contributions from noncontrolling interests of consolidated variable interest entities	605	—
Net change in cash collateral posted for derivative transactions and securities to repurchase	3,489	27
Preferred stock dividends	(47)	(35)
Common stock dividends	(374)	(938)
Other financing activities, net	(127)	1
Net cash provided by financing activities	12,718	5,463
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net increase (decrease) in cash and cash equivalents	6,877	(551)
Cash and cash equivalents at beginning of year[1]	8,769	10,429
Cash and cash equivalents at end of period[1]	$15,646	$9,878

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $5 and 2022 – $72)	$27	$563
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $472 and 2022 – $375)	3,029	1,774
Investments received from settlements on reinsurance agreements	7	—
Investments received from settlements on related party reinsurance agreements	64	—
Investments received from pension group annuity premiums	—	1,759
Distributions to parent	—	2,145

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products in the United States (US) and internationally. We are a wholly owned subsidiary of Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo). See Note 3 – Business Combination for further information regarding our merger with Apollo.

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

In addition, we consolidate certain variable interest entities (VIEs) for which we have determined we are the primary beneficiary. See Note 6 – Variable Interest Entities for further information on VIEs.

Consolidation and Basis of Presentation—We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and the United States Securities and Exchange Commission’s rules and regulations for Form 10-Q and Article 10 of Regulation S-X. The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments, consisting only of normal recurring items, considered necessary for fair statement of the results for the interim periods presented. All intercompany accounts and transactions have been eliminated. Interim operating results are not necessarily indicative of the results expected for the entire year.

For entities that are consolidated, but not wholly owned, we allocate a portion of the income or loss and corresponding equity to the owners other than us. We include the aggregate of the income or loss and corresponding equity that is not owned by us in noncontrolling interests in the condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements, with necessary unaudited adjustments made for the implementation of targeted improvements to the accounting for long-duration contracts, and does not include all of the information and footnotes required by US GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The preparation of financial statements requires the use of management estimates. Actual results may differ from estimates used in preparing the condensed consolidated financial statements.

Significant Accounting Policies

Reinsurance—We assume and cede insurance and investment contracts under coinsurance, funds withheld coinsurance (funds withheld) and modified coinsurance (modco). We follow reinsurance accounting for transactions that provide indemnification against loss or liability relating to insurance risk (risk transfer). To meet risk transfer requirements, a reinsurance agreement must transfer insurance risk arising from uncertainties about both underwriting and timing risks. Cessions under reinsurance do not discharge our obligations as the primary insurer unless the requirements of assumption reinsurance have been met. We generally have the right of offset on reinsurance contracts, but have elected to present reinsurance settlement amounts due to and from us on a gross basis.

For assets and liabilities ceded under reinsurance agreements, we generally apply the same measurement guidance for our directly issued or assumed contracts. Ceded amounts are recorded within reinsurance recoverable on the condensed consolidated balance sheets. For reinsurance of in-force contracts that pass risk transfer, the issue year used for the purpose of measuring the reinsurance recoverable is dependent on the effective date of the reinsurance agreement, which may differ from the issue year for the direct or assumed contract. The issue year informs the locked-in discount rate used for the purposes of interest accretion. This may result in different discount rates used for the direct or assumed reserves and ceded reserves when reinsuring an in-force block of insurance contracts. For flow reinsurance of insurance contracts that pass risk transfer, the contracts have the same cash flow assumptions as the direct or assumed contracts when the terms are consistent between those respective contracts and the ceded reinsurance agreement. When we recognize an immediate loss due to the present value of future benefits and expenses exceeding the present value of future gross premiums, a gain is recognized on the corresponding reinsurance recoverable to the extent it does not result in gain recognition at treaty inception. Likewise, where the direct or assumed reserve has been floored to zero, the corresponding reinsurance recoverable will be consistently set to zero. See –Future Policy Benefits below for further information.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting for reinsurance requires the use of assumptions, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. We attempt to minimize our counterparty credit risk through the structuring of the terms of our reinsurance agreements, including the use of trusts, and monitor credit ratings of counterparties for signs of declining credit quality. When a ceding company does not report information on a timely basis, we record accruals based on the best available information at the time, which includes the reinsurance agreement terms and historical experience. We periodically compare actual and anticipated experience to the assumptions used to establish reinsurance assets and liabilities.

Assets and liabilities assumed or ceded under coinsurance, funds withheld or modco are presented gross on the condensed consolidated balance sheets. For investment contracts, the change in the direct or assumed and ceded reserves are presented net in interest sensitive contract benefits on the condensed consolidated statements of income (loss). For insurance contracts, the change in the direct or assumed and ceded reserves and benefits are presented net in future policy and other policy benefits on the condensed consolidated statements of income (loss), except for changes related to the discount rate which are presented net in other comprehensive income (loss) (OCI) on the condensed consolidated statements of comprehensive income (loss). For market risk benefits, the change in the direct or assumed and ceded reserves are presented net in market risk benefits remeasurement (gains) losses on the condensed consolidated statements of income (loss), except for changes related to instrument-specific credit risk on direct and assumed contracts which are presented net in OCI on the condensed consolidated statements of comprehensive income (loss).

For the reinsurance of existing in-force blocks that transfer significant insurance risk, the difference between the assets received or paid and the liabilities assumed or ceded represents the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used to amortize deferred acquisition costs (DAC) and deferred sales inducements (DSI).

Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

Deferred Acquisition Costs and Deferred Sales Inducements – Costs related directly to the successful acquisition of new, or the renewal of existing, insurance or investment contracts are deferred. These costs consist of commissions and policy issuance costs, as well as sales inducements credited to policyholder account balances, and are included in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated balance sheets. These costs are not capitalized until they are incurred.

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds are grouped into cohorts based on issue year and contract type and amortized on a constant level basis over the expected term of the related contracts. The cohorts and assumptions used for the amortization of deferred costs are consistent with those used in estimating the related liabilities for these contracts. The constant level basis generally is the initial premium or deposit and is projected based on assumptions related to policyholder behavior, including lapses and mortality, over the expected term of the contracts. Each reporting period, we replace expected experience with actual experience to determine the related amortization expense. Changes to projected experience are recognized in amortization expense prospectively over the remaining contract term. Amortization of DAC and DSI is included in amortization of deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated statements of income (loss).

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of the policyholder funds are amortized using the effective interest method. The effective interest method amortizes the deferred costs by discounting the future liability cash flows at a break-even rate. The break-even rate is solved for such that the present value of future liability cash flows is equal to the net liability at the inception of the contract. The deferred costs represent the difference between the net and gross liability and the change relates to amortization for the period.

Value of Business Acquired (VOBA) – We establish VOBA for blocks of insurance contracts acquired through the acquisition of insurance entities and through application of pushdown accounting related to our merger with AGM. We record the fair value of the liabilities assumed in two components: reserves and VOBA. Reserves are established using our best estimate assumptions as of the business combination date. VOBA is the difference between the fair value of the liabilities and the reserves. VOBA can be either positive or negative and is amortized in relation to respective policyholder liabilities. Significant assumptions that impact VOBA amortization are consistent with those that impact the measurement of policyholder liabilities. We perform periodic tests to determine if positive VOBA remains recoverable. If we determine that positive VOBA is not recoverable, we would record a cumulative charge to the current period. Any negative VOBA is recorded to the same financial statement line on the condensed consolidated balance sheets as the associated reserves. Positive VOBA is recorded in deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated balance sheets.

See Note 8 – Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired for further information.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Sensitive Contract Liabilities—Universal life-type policies and investment contracts include traditional deferred annuities, indexed annuities consisting of fixed indexed and index-linked variable annuities in the accumulation phase, funding agreements, immediate annuities without significant mortality risk (which include pension group annuities without life contingencies), universal life insurance, and other investment contracts inclusive of assumed endowments without significant mortality risk. We carry liabilities for traditional deferred annuities, indexed annuities, funding agreements and universal life insurance at the account balances without reduction for potential surrender or withdrawal charges, except for a block of universal life business ceded to Global Atlantic Financial Group Limited (together with its subsidiaries, Global Atlantic), which we carry at fair value. Liabilities for immediate annuities without significant mortality risk are calculated as the present value of future liability cash flows and policy maintenance expenses discounted at contractual interest rates. Certain of our contracts are offered with additional contract features that meet the definition of a market risk benefit. See –Market Risk Benefits below for further information.

Unearned revenue liabilities are established when amounts are assessed against the policyholder for services to be provided in future periods. These balances are amortized consistent with the methodologies and assumptions used to amortize DAC and DSI.

Changes in interest sensitive contract liabilities, excluding deposits and withdrawals, are recorded in interest sensitive contract benefits or product charges on the condensed consolidated statements of income (loss). Interest sensitive contract liabilities are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the condensed consolidated balance sheets.

Future Policy Benefits—We issue contracts classified as long-duration, which include term and whole life, accident and health, disability, and immediate annuities with life contingencies (which include pension group annuities with life contingencies). Liabilities for nonparticipating long-duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. The contracts are grouped into cohorts based on issue year and contract type, with an exception for pension group annuities, which are generally assessed at the group annuity contract level. Contracts with different issuance years are not combined. Contracts acquired in a business combination are grouped into a single cohort by contract type, except for pension group annuities, which follow the group annuity contract level.

Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses, longevity, mortality, morbidity, persistency and other policyholder behavior. We base certain key assumptions, such as longevity, mortality and morbidity, on industry standard data adjusted to align with actual company experience, if needed. We have elected to use expense assumptions that are locked in at issuance for each cohort. All other cash flow assumptions are established at contract issuance and reviewed annually or more frequently if actual experience suggests a revision is necessary. The effects of changes in cash flow assumptions impacting the net premium ratio are recorded as remeasurement changes in the period in which they are made. As cash flow assumptions are reviewed at least annually, there is no provision for adverse deviation included within the liability.

Actual experience is recognized in the period in which the experience arises. Actual experience is then incorporated into the net premium ratio for all products and cohorts on a quarterly basis. When the net premium ratio is revised, whether to incorporate actual experience each reporting period or for the review of cash flow assumptions, the liability is recalculated as of the beginning of the period, discounted at the original contract issuance discount rate, and compared with the carrying amount of the liability as of the same date to determine the current period change. The current period change in the liability is recognized as a remeasurement gain or loss.

To the extent the present value of benefits and expenses exceeds the present value of gross premiums, we will cap the net premium ratio at one hundred percent by increasing the corresponding liability and recognizing an immediate loss through the condensed consolidated statements of income (loss). The liability is never recorded at an amount less than zero for the cohort.

The liability for nonparticipating long-duration contracts is discounted using an upper-medium grade fixed income instrument yield aligned to the duration of the liability. In determining reference portfolio of instruments, we have used a single A equivalent level rate and maximized the use of observable data to the extent possible for the duration of our liabilities. The discount rate is required to be updated at the end of each reporting period for the remeasurement of the liability but is locked-in for each cohort for the purpose of interest accretion expense.
Changes in the value of the liability for nonparticipating long-duration contracts due to changes in the discount rate are recognized as a component of OCI on the condensed consolidated statements of comprehensive income (loss). The change in the liability for the remeasurement gain or loss and all other changes in the liability are recorded in future policy and other policy benefits on the condensed consolidated statements of income (loss).

Future policy benefits include liabilities for no-lapse guarantees on universal life insurance and fixed indexed universal life insurance that do not meet the criteria to be classified and accounted for as a market risk benefit. We establish future policy benefits for no-lapse guarantees by estimating the expected value of death benefits paid after policyholder account balances have been exhausted. We recognize these benefits proportionally over the life of the contracts based on total actual and expected assessments. The methods we use to estimate the liabilities have assumptions about policyholder behavior, mortality, expected yield on investments supporting the liability and market conditions affecting policyholder account balance growth.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the liabilities associated with no-lapse guarantees, each reporting period we update expected excess benefits and assessments with actual excess benefits and assessments and adjust the liability balances due to the OCI effects of unrealized investment gains and losses on available-for-sale (AFS) securities. We also periodically revise the key assumptions used in the calculation of the liabilities that result in revisions to the expected excess benefits and assessments. The effects of changes in assumptions are recorded as unlocking in the period in which the changes are made. Changes in the liabilities associated with no-lapse guarantees, other than the adjustment for the OCI effects of unrealized investment gains and losses on AFS securities, are recorded in future policy and other policy benefits on the condensed consolidated statements of income (loss).

Future policy benefits are not reduced for amounts ceded under reinsurance agreements which are reported as reinsurance recoverable on the condensed consolidated balance sheets.

Market Risk Benefits—Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and expose the insurance entity to, other-than-nominal capital market risk. We issue and reinsure deferred annuity contracts which contain guaranteed lifetime withdrawal benefits (GLWB) and guaranteed minimum death benefit (GMDB) riders that meet the criteria for, and are classified as, market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset, which are included in market risk benefits or other assets, respectively, on the condensed consolidated balance sheets. Multiple market risk benefits on a contract are treated as a single, compound market risk benefit. At contract inception, we assess the fees and assessments that are collectible from the policyholder and allocate them to the extent they are attributable to the market risk benefit. These attributed fees are used in the valuation of the market risk benefits and are never negative or exceed total explicit fees collectible from the policyholder. If the fees are sufficient to cover the projected benefits, a non-option based valuation model is used. If the fees are insufficient to cover the projected benefits, an option-based valuation model is used to compute the market risk benefit liability at contract inception, with an equal and offsetting adjustment recognized in interest sensitive contract liabilities.

Changes in fair value of market risk benefits are recorded in market risk benefits remeasurement (gains) losses on the condensed consolidated statements of income (loss), excluding portions attributed to changes in instrument-specific credit risk, which are recorded in OCI on the condensed consolidated statements of comprehensive income (loss). Market risk benefits are not reduced for market risk benefits ceded under reinsurance agreements. Ceded market risk benefits are measured at fair value and recorded within reinsurance recoverable on the condensed consolidated balance sheets.

Upon annuitization of the contract or the extinguishment of the account balance, the market risk benefit, related annuity contract and unamortized deferred costs are derecognized, including amounts within AOCI. A payout annuity is then established for GLWBs.

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

When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, the deferred profit liability is retrospectively recalculated from the contract issuance date through the beginning of the current reporting period. The revised deferred profit liability is compared to the beginning of the period carrying amount to determine the change to be recognized as a remeasurement gain or loss within future policy and other policy benefits on the condensed consolidated statements of income (loss). Unlike the related future policy benefit, the deferred profit liability will not be remeasured for changes in discount rates each reporting period. Negative VOBA balances associated with payout contracts involving life contingencies, including pension group annuities, are accounted for in a manner similar to the deferred profit liability.

All insurance-related revenue is reported net of reinsurance ceded.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

Investments – Equity Method and Joint Ventures (Accounting Standards Update (ASU) 2023-02)

The amendments in this update introduce the option of applying the proportional amortization method (PAM) to account for investments made primarily for the purpose of receiving income tax credits or other income tax benefits when certain requirements are met. Currently, PAM only applies to low-income housing tax credit (LIHTC) investments. The guidance is effective for us on January 1, 2024; however, early adoption is permitted. We are currently evaluating the impact of the new pronouncement.

Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

This amendment clarifies guidance that a restriction that is a characteristic of the holding entity, rather than a characteristic of the equity security itself, should not be considered in its fair value measurement. As a result, we are required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities. The guidance is effective for us on January 1, 2024; however, early adoption is permitted. We will apply the guidance prospectively and recognize in earnings any adjustments required as a result of the adoption. We are currently evaluating the impact of the new pronouncement.

Adopted Accounting Pronouncements

Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2020-11, ASU 2019-09, ASU 2018-12)

These updates amend four key areas pertaining to the accounting and disclosures for long-duration insurance and investment contracts and are commonly referred to as long-duration targeted improvements (LDTI).
•The update requires cash flow assumptions used to measure the liability for future policy benefits to be updated at least annually and no longer allows a provision for adverse deviation. The remeasurement of the liability associated with the update of assumptions is required to be recognized in net income. Loss recognition testing is eliminated for traditional and limited-payment contracts. The update also requires the discount rate used in measuring the liability to be an upper-medium grade fixed income instrument yield, which is to be updated at each reporting date. The change in liability due to changes in the discount rate is to be recognized in other comprehensive income.
•The update simplifies the amortization of DAC and other balances amortized in proportion to premiums, gross profits or gross margins, requiring such balances to be amortized on a constant level basis over the expected term of the contracts. Deferred costs are required to be written off for unexpected contract terminations but are not subject to impairment testing.
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
•The update also introduces disclosure requirements around the liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs. This includes disaggregated rollforwards of these balances and information about significant inputs, judgments, assumptions and methods used in their measurement.

We adopted LDTI as of January 1, 2023 and, for all provisions of the update, applied a retrospective transition approach using a transition date of January 1, 2022, the date of our merger with AGM. At the merger date, VOBA balances were established as the difference between the fair value of the liabilities and the reserves established as of this date. Upon transition to LDTI, the liability for future policy benefits and contractual features that meet the criteria for market risk benefits were adjusted to conform to LDTI, with an offsetting adjustment made to positive or negative VOBA. No adjustments were recorded to AOCI or retained deficit as of the transition date. See Note 2 – Adoption of Accounting Pronouncement for the effects of LDTI adoption on our 2022 condensed consolidated financial statements.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Adoption of Accounting Pronouncement

The following table summarizes future policy benefits and changes to the liability:

(In millions)	Traditional deferred annuities	Indexed annuities	Payout annuities	Reconciling items[1]	Total
Balance as of January 1, 2022	$221	$5,389	$32,872	$8,632	$47,114
Change in discount rate assumptions	—	—	2,406	—	2,406
Adjustment for removal of balances related to market risk benefits	(221)	(5,389)	—	—	(5,610)
Adjustment for offsetting balance in negative VOBA[2]	—	—	—	(2,428)	(2,428)
Adjusted balance as of January 1, 2022	$—	$—	$35,278	$6,204	$41,482

[1] Reconciling items primarily include negative VOBA associated with our liability for future policy benefits, as well as reserves for our immaterial lines of business including term and whole life, accident and health and disability, as well as other insurance benefit reserves for our no-lapse guarantees with universal life contracts, all of which are fully ceded.

[2] Uneliminated adjustments were recorded to positive VOBA within deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated balance sheets.

Adjustments to the deferred profit liability were not required as these balances were set to zero on the merger date. Since the liability for future policy benefits was measured at fair value on the merger date, there were no instances upon transition in which net premiums exceeded gross premiums which would have required an immediate loss to be recognized in net income.

The following table presents the net liability position of market risk benefits:

(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance as of January 1, 2022	$—	$—	$—
Adjustment for addition of existing balances[1]	221	5,389	5,610
Adjustment to positive VOBA due to fair value adjustment for market risk benefits[2]	32	(1,165)	(1,133)
Adjustment to negative VOBA due to fair value adjustment for market risk benefits[3]	—	(30)	(30)
Adjusted balance as of January 1, 2022	$253	$4,194	$4,447

[1] Previously recorded within future policy benefits on the condensed consolidated balance sheets.
[2] Previously recorded within deferred acquisition costs, deferred sales inducements and value of business acquired on the condensed consolidated balance sheets.
[3] Previously recorded within interest sensitive contract liabilities on the condensed consolidated balance sheets.

The following table represents market risk benefits by asset and liability positions:

(In millions)	Asset[1]	Liability	Net liability
Traditional deferred annuities	$—	$253	$253
Indexed annuities	366	4,560	4,194
Adjusted balance as of January 1, 2022	$366	$4,813	$4,447

[1] Included in other assets on the condensed consolidated balance sheets.

The following table summarizes the change in deferred acquisition costs, deferred sales inducements and value of business acquired:

(In millions)	VOBA
Balance as of January 1, 2022	$4,527
Change in discount rate assumptions for future policy benefits	(22)
Fair value adjustment of market risk benefits	(1,133)
Adjusted balance as of January 1, 2022	$3,372

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the effects of LDTI adoption on the applicable financial statement lines of our condensed consolidated balance sheet:

	December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Assets
Reinsurance recoverable	$4,367	$(9)	$4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,576	(1,110)	4,466
Other assets	9,690	(997)	8,693
Total assets	$246,047	$(2,116)	$243,931

Liabilities and Equity
Liabilities
Interest sensitive contract liabilities	$173,653	$(37)	$173,616
Future policy benefits	55,328	(13,218)	42,110
Market risk benefits	—	2,970	2,970
Total liabilities	243,667	(10,285)	233,382
Equity
Retained deficit	(4,892)	1,252	(3,640)
Accumulated other comprehensive income (loss)	(12,311)	4,990	(7,321)
Total Athene Holding Ltd. shareholders’ equity	916	6,242	7,158
Noncontrolling interests	1,464	1,927	3,391
Total equity	2,380	8,169	10,549
Total liabilities and equity	$246,047	$(2,116)	$243,931

The following represents the effects of LDTI adoption on the applicable financial statement lines of our condensed consolidated statements of income (loss):

	Three months ended March 31, 2022
(In millions)	Reported	Adoption	Adjusted
Revenues
Investment related gains (losses)	$(4,200)	$(12)	$(4,212)
Total revenues	(269)	(12)	(281)
Benefits and expenses
Interest sensitive contract benefits	(41)	(58)	(99)
Future policy and other policy benefits	2,085	99	2,184
Market risk benefits remeasurement (gains) losses	—	(622)	(622)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	(27)	98
Policy and other operating expenses	335	3	338
Total benefits and expenses	2,504	(605)	1,899
Income (loss) before income taxes	(2,773)	593	(2,180)
Income tax expense (benefit)	(407)	123	(284)
Net income (loss)	(2,366)	470	(1,896)
Less: Net income (loss) attributable to noncontrolling interests	(883)	2	(881)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(1,483)	468	(1,015)
Less: Preferred stock dividends	35	—	35
Net income (loss) available to Athene Holding Ltd. common shareholder	$(1,518)	$468	$(1,050)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2022
(In millions)	Reported	Adoption	Adjusted
Revenues
Total revenues	$1,526	$—	$1,526
Benefits and expenses
Interest sensitive contract benefits	(662)	(90)	(752)
Future policy and other policy benefits	7,694	266	7,960
Market risk benefits remeasurement (gains) losses	—	(1,231)	(1,231)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	250	(44)	206
Policy and other operating expenses	693	2	695
Total benefits and expenses	7,975	(1,097)	6,878
Income (loss) before income taxes	(6,449)	1,097	(5,352)
Income tax expense (benefit)	(891)	229	(662)
Net income (loss)	(5,558)	868	(4,690)
Less: Net loss attributable to noncontrolling interests	(1,955)	(15)	(1,970)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(3,603)	883	(2,720)
Less: Preferred stock dividends	70	—	70
Net income (loss) available to Athene Holding Ltd. common shareholder	$(3,673)	$883	$(2,790)

	Nine months ended September 30, 2022
(In millions)	Reported	Adoption	Adjusted
Revenues
Investment related gains (losses)	$(12,812)	$1	$(12,811)
Total revenues	3,835	1	3,836
Benefits and expenses
Interest sensitive contract benefits	(573)	(8)	(581)
Future policy and other policy benefits	10,988	242	11,230
Market risk benefits remeasurement (gains) losses	—	(1,689)	(1,689)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	375	(57)	318
Policy and other operating expenses	1,081	2	1,083
Total benefits and expenses	11,871	(1,510)	10,361
Income (loss) before income taxes	(8,036)	1,511	(6,525)
Income tax expense (benefit)	(1,101)	318	(783)
Net income (loss)	(6,935)	1,193	(5,742)
Less: Net income (loss) attributable to noncontrolling interests	(2,431)	(4)	(2,435)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(4,504)	1,197	(3,307)
Less: Preferred stock dividends	105	—	105
Net income (loss) available to Athene Holding Ltd. common shareholder	$(4,609)	$1,197	$(3,412)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Revenues
Total revenues	$7,623	$—	$7,623
Benefits and expenses
Interest sensitive contract benefits	541	(3)	538
Future policy and other policy benefits	12,310	155	12,465
Market risk benefits remeasurement (gains) losses	—	(1,657)	(1,657)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	509	(65)	444
Policy and other operating expenses	1,493	2	1,495
Total benefits and expenses	14,853	(1,568)	13,285
Income (Loss) before income taxes	(7,230)	1,568	(5,662)
Income tax expense (benefit)	(976)	330	(646)
Net income (loss)	(6,254)	1,238	(5,016)
Less: Net loss attributable to noncontrolling interests	(2,092)	(14)	(2,106)
Net income (loss) attributable to Athene Holding Ltd. shareholders	(4,162)	1,252	(2,910)
Less: Preferred stock dividends	141	—	141
Net income (loss) available to Athene Holding Ltd. common shareholder	$(4,303)	$1,252	$(3,051)

The following represents the effects of LDTI adoption on the applicable financial statement lines of our condensed consolidated statements of comprehensive income (loss):

	Three months ended March 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(2,366)	$470	$(1,896)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(6,430)	(267)	(6,697)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	3,562	3,562
Remeasurement gains (losses) on market risk benefits related to credit risk	—	397	397
Foreign currency translation and other adjustments	4	(6)	(2)
Other comprehensive income (loss), before tax	(6,555)	3,686	(2,869)
Income tax expense (benefit) related to other comprehensive income (loss)	(1,170)	555	(615)
Other comprehensive income (loss)	(5,385)	3,131	(2,254)
Comprehensive income (loss)	(7,751)	3,601	(4,150)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,594)	777	(817)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(6,157)	$2,824	$(3,333)

	Six months ended June 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(5,558)	$868	$(4,690)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(13,703)	(547)	(14,250)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	6,459	6,459
Remeasurement gains (losses) on market risk benefits related to credit risk	—	576	576
Foreign currency translation and other adjustments	(54)	(27)	(81)
Other comprehensive income (loss), before tax	(13,805)	6,461	(7,344)
Income tax expense (benefit) related to other comprehensive income (loss)	(2,453)	960	(1,493)
Other comprehensive income (loss)	(11,352)	5,501	(5,851)
Comprehensive income (loss)	(16,910)	6,369	(10,541)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,520)	1,397	(2,123)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(13,390)	$4,972	$(8,418)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(6,935)	$1,193	$(5,742)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(19,414)	(764)	(20,178)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	8,833	8,833
Remeasurement gains (losses) on market risk benefits related to credit risk	—	524	524
Foreign currency translation and other adjustments	(13)	(59)	(72)
Other comprehensive income (loss), before tax	(19,555)	8,534	(11,021)
Income tax expense (benefit) related to other comprehensive income (loss)	(3,444)	1,224	(2,220)
Other comprehensive income (loss)	(16,111)	7,310	(8,801)
Comprehensive income (loss)	(23,046)	8,503	(14,543)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,787)	2,024	(2,763)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(18,259)	$6,479	$(11,780)

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(6,254)	$1,238	$(5,016)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(17,457)	(699)	(18,156)
Remeasurement gains (losses) on future policy benefits related to discount rate	—	8,425	8,425
Remeasurement gains (losses) on market risk benefits related to credit risk	—	366	366
Foreign currency translation and other adjustments	(16)	(11)	(27)
Other comprehensive income (loss), before tax	(17,471)	8,081	(9,390)
Income tax expense (benefit) related to other comprehensive income (loss)	(3,083)	1,150	(1,933)
Other comprehensive income (loss)	(14,388)	6,931	(7,457)
Comprehensive income (loss)	(20,642)	8,169	(12,473)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,169)	1,927	(2,242)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$(16,473)	$6,242	$(10,231)

We made corresponding adjustments to the condensed consolidated statements of equity for the relevant periods to reflect the changes to net loss and comprehensive loss, as presented above.

The following represents the effects of LDTI adoption on the applicable financial statement lines of our condensed consolidated statements of cash flows:

	Three months ended March 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(2,366)	$470	$(1,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	125	(27)	98
Net recognized (gains) losses on investments and derivatives	1,813	12	1,825
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(480)	(68)	(548)
Future policy benefits, market risk benefits and reinsurance recoverable	(266)	(510)	(776)
Other assets and liabilities	(734)	123	(611)
Net cash provided by operating activities	155	—	155
Net cash used in investing activities	(6,165)	—	(6,165)
Net cash provided by financing activities	5,463	—	5,463
Effect of exchange rate changes on cash and cash equivalents	(4)	—	(4)
Net decrease in cash and cash equivalents	(551)	—	(551)
Cash and cash equivalents at beginning of year[1]	10,429	—	10,429
Cash and cash equivalents at end of period[1]	$9,878	$—	$9,878

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(5,558)	$868	$(4,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	250	(44)	206
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(1,604)	(120)	(1,724)
Future policy benefits, market risk benefits and reinsurance recoverable	3,933	(933)	3,000
Other assets and liabilities	(1,139)	229	(910)
Net cash provided by operating activities	4,726	—	4,726
Net cash used in investing activities	(11,719)	—	(11,719)
Net cash provided by financing activities	8,707	—	8,707
Effect of exchange rate changes on cash and cash equivalents	(20)	—	(20)
Net increase in cash and cash equivalents	1,694	—	1,694
Cash and cash equivalents at beginning of year[1]	10,429	—	10,429
Cash and cash equivalents at end of period[1]	$12,123	$—	$12,123

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

	Nine months ended September 30, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(6,935)	$1,193	$(5,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	375	(57)	318
Net recognized (gains) losses on investments and derivatives	5,958	(1)	5,957
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(2,002)	(50)	(2,052)
Future policy benefits, market risk benefits and reinsurance recoverable	5,240	(1,403)	3,837
Other assets and liabilities	(1,586)	318	(1,268)
Net cash provided by operating activities	6,077	—	6,077
Net cash used in investing activities	(22,338)	—	(22,338)
Net cash provided by financing activities	17,115	—	17,115
Effect of exchange rate changes on cash and cash equivalents	(18)	—	(18)
Net increase in cash and cash equivalents	836	—	836
Cash and cash equivalents at beginning of year[1]	10,429	—	10,429
Cash and cash equivalents at end of period[1]	$11,265	$—	$11,265

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year ended December 31, 2022
(In millions)	Reported	Adoption	Adjusted
Net income (loss)	$(6,254)	$1,238	$(5,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	509	(65)	444
Changes in operating assets and liabilities:
Interest sensitive contract liabilities	(1,269)	(68)	(1,337)
Future policy benefits, market risk benefits and reinsurance recoverable	5,339	(1,438)	3,901
Other assets and liabilities	(1,527)	333	(1,194)
Net cash provided by operating activities	6,258	—	6,258
Net cash used in investing activities	(34,375)	—	(34,375)
Net cash provided by financing activities	26,472	—	26,472
Effect of exchange rate changes on cash and cash equivalents	(15)	—	(15)
Net decrease in cash and cash equivalents	(1,660)	—	(1,660)
Cash and cash equivalents at beginning of year[1]	10,429	—	10,429
Cash and cash equivalents at end of year[1]	$8,769	$—	$8,769

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

3. Business Combination

On January 1, 2022, we completed our merger with Apollo and are a direct subsidiary of AGM. At the closing of the merger, each issued and outstanding AHL Class A common share (other than shares held by Apollo, the Apollo Operating Group (AOG) or the respective direct or indirect wholly owned subsidiaries of Athene or the AOG) was converted automatically into 1.149 shares of AGM common shares and any cash paid in lieu of fractional AGM common shares. In connection with the merger, AGM issued to AHL Class A common shareholders 158.2 million AGM common shares in exchange for 137.6 million AHL Class A common shares that were issued and outstanding as of the acquisition date, exclusive of the 54.6 million shares previously held by Apollo immediately before the acquisition date.

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

The following represents the calculation of consideration:

(In millions, except exchange ratio and share price data)	Consideration
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration	699
Effective settlement of pre-existing relationships	896
Total merger consideration	13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604
Fair value of preferred stock	2,666
Noncontrolling interest	2,276
Total AHL equity value	$22,546

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the calculation of goodwill and fair value amounts recognized:

(In millions)	Fair value and goodwill calculation
Merger consideration	$13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604

Assets
Investments	$176,015
Cash and cash equivalents	9,479
Restricted cash	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	3,372
Other assets	6,115
Assets of consolidated variable interest entities	3,635
Estimated fair value of total assets acquired by AGM	238,252
Liabilities
Interest sensitive contract liabilities	160,241
Future policy benefits	41,482
Market risk benefits	4,813
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Other liabilities	2,443
Liabilities of consolidated variable interest entities	461
Estimated fair value of total liabilities assumed by AGM	219,779
Identifiable net assets	18,473
Less: Fair value of preferred stock	2,666
Less: Fair value of noncontrolling interests	2,276
Estimated fair value of net assets acquired by AGM, excluding goodwill	13,531
Goodwill attributable to AHL	$4,073

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

We also recorded VOBA and other identifiable intangible assets. Other identifiable intangible assets are included in other assets on the condensed consolidated balance sheets, as follows:

Distribution channels	These assets are valued using the excess earnings method, which derives value based on the present value of the cash flow attributable to the distribution channels, less returns for contributory assets. Amortization of these assets is on a straight-line basis.
Trade name	This represents the Athene trade name and was valued using the relief-from-royalty method considering publicly available third-party trade name royalty rates as well as expected premiums generated by the use of the trade name over its anticipated life. Amortization of this asset is on a straight-line basis.
Insurance licenses	Licenses are protected through registration and were valued using the market approach based on third-party market transactions from which the prices paid for state insurance licenses could be derived. These assets are not amortized.

The fair value and weighted average estimated useful life of identifiable intangible assets consists of the following:

	Fair value (in millions)	Weighted average useful life (in years)
VOBA	$3,372	7
Distribution channels	1,870	18
Trade name	160	20
Insurance licenses	26	Indefinite
Total	$5,428

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Investments

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	March 31, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,327	$—	$6	$(630)	$2,703
US state, municipal and political subdivisions	1,215	—	—	(249)	966
Foreign governments	1,205	(27)	5	(261)	922
Corporate	75,348	(79)	167	(12,295)	63,141
CLO	18,643	(4)	134	(1,207)	17,566
ABS	11,696	(31)	31	(823)	10,873
CMBS	4,717	(5)	2	(524)	4,190
RMBS	7,050	(356)	197	(539)	6,352
Total AFS securities	123,201	(502)	542	(16,528)	106,713
AFS securities – related parties
Corporate	1,180	—	1	(54)	1,127
CLO	3,736	(1)	14	(236)	3,513
ABS	7,480	—	12	(266)	7,226
Total AFS securities – related parties	12,396	(1)	27	(556)	11,866
Total AFS securities including related parties	$135,597	$(503)	$569	$(17,084)	$118,579

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577
US state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	March 31, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,410	$1,377
Due after one year through five years	13,421	12,501
Due after five years through ten years	20,917	18,072
Due after ten years	45,347	35,782
CLO, ABS, CMBS and RMBS	42,106	38,981
Total AFS securities	123,201	106,713
AFS securities – related parties
Due after one year through five years	735	731
Due after five years through ten years	286	258
Due after ten years	159	138
CLO and ABS	11,216	10,739
Total AFS securities – related parties	12,396	11,866
Total AFS securities including related parties	$135,597	$118,579

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	March 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$68	$(4)	$2,431	$(626)	$2,499	$(630)
US state, municipal and political subdivisions	22	(2)	936	(247)	958	(249)
Foreign governments	98	(8)	795	(252)	893	(260)
Corporate	10,062	(812)	47,858	(11,472)	57,920	(12,284)
CLO	3,038	(92)	11,579	(1,063)	14,617	(1,155)
ABS	3,623	(197)	3,938	(492)	7,561	(689)
CMBS	1,776	(35)	1,483	(354)	3,259	(389)
RMBS	739	(44)	1,846	(258)	2,585	(302)
Total AFS securities	19,426	(1,194)	70,866	(14,764)	90,292	(15,958)
AFS securities – related parties
Corporate	875	(24)	141	(30)	1,016	(54)
CLO	1,009	(35)	2,124	(200)	3,133	(235)
ABS	2,625	(82)	2,736	(184)	5,361	(266)
Total AFS securities – related parties	4,509	(141)	5,001	(414)	9,510	(555)
Total AFS securities including related parties	$23,935	$(1,335)	$75,867	$(15,178)	$99,802	$(16,513)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
US state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	March 31, 2023
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	8,873	7,387
AFS securities – related parties	194	103

The unrealized losses on AFS securities can primarily be attributed to changes in market interest rates since the application of pushdown accounting or acquisition. We did not recognize the unrealized losses in income, unless as required for hedge accounting, as we intend to hold these securities and it is not more likely than not we will be required to sell a security before the recovery of its amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities by asset type:

	Three months ended March 31, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	3	79
CLO	7	1	—	—	(4)	4
ABS	29	—	—	—	2	31
CMBS	5	1	—	—	(1)	5
RMBS	329	3	28	(4)	—	356
Total AFS securities	458	26	28	(10)	—	502
AFS securities – related parties, CLO	1	—	—	—	—	1
Total AFS securities including related parties	$459	$26	$28	$(10)	$—	$503

	Three months ended March 31, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending Balance
AFS securities
Foreign governments	$—	$66	$—	$—	$—	$66
Corporate	—	55	—	—	—	55
CLO	—	18	—	—	—	18
ABS	5	5	—	—	1	11
CMBS	—	6	—	—	—	6
RMBS	306	9	—	(8)	5	312
Total AFS securities	311	159	—	(8)	6	468
AFS securities – related party
CLO	—	3	—	—	—	3
ABS	—	17	—	—	—	17
Total AFS securities – related party	—	20	—	—	—	20
Total AFS securities including related parties	$311	$179	$—	$(8)	$6	$488

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended March 31,
(In millions)	2023	2022
AFS securities	$1,469	$876
Trading securities	42	63
Equity securities	15	15
Mortgage loans	447	237
Investment funds	43	304
Funds withheld at interest	429	337
Other	190	42
Investment revenue	2,635	1,874
Investment expenses	(228)	(191)
Net investment income	$2,407	$1,683

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended March 31,
(In millions)	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$183	$103
Gross realized losses on investment activity	(104)	(410)
Net realized investment gains (losses) on AFS securities	79	(307)
Net recognized investment gains (losses) on trading securities	64	(207)
Net recognized investment gains (losses) on equity securities	(18)	23
Net recognized investment gains (losses) on mortgage loans	277	(796)
Derivative gains (losses)	993	(3,041)
Provision for credit losses	(66)	(192)
Other gains (losses)	(264)	308
Investment related gains (losses)	$1,065	$(4,212)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $1,140 million and $298 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective period end:

	Three months ended March 31,
(In millions)	2023	2022
Trading securities	$66	$(189)
Trading securities – related parties	6	(4)
Equity securities	(23)	17
Equity securities – related parties	3	(5)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	March 31, 2023	December 31, 2022
Less than 30 days	$1,642	$608
30-90 days	2,774	1,268
91 days to 1 year	500	—
Greater than 1 year	2,865	2,867
Payables for repurchase agreements	$7,781	$4,743

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the securities pledged as collateral for repurchase agreements:

	March 31, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$2,825	$2,261	$2,559	$1,941
Foreign governments	146	108	146	107
Corporate	5,324	4,425	1,940	1,605
CLO	275	265	273	261
ABS	1,218	1,093	1,243	1,082
Total securities pledged under repurchase agreements	$9,788	$8,152	$6,161	$4,996

Reverse Repurchase Agreements—As of March 31, 2023 and December 31, 2022, amounts loaned under reverse repurchase agreements were $1,088 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,475 million and $1,753 million, respectively.

Mortgage Loans, including related parties and consolidated VIEs—Mortgage loans includes both commercial and residential loans. In connection with the merger, we elected the fair value option on our mortgage loan portfolio. See Note 7 – Fair Value for further fair value option information. The following represents the mortgage loan portfolio, with fair value option loans presented at unpaid principal balance:

(In millions)	March 31, 2023	December 31, 2022
Commercial mortgage loans	$21,743	$21,061
Commercial mortgage loans under development	1,020	790
Total commercial mortgage loans	22,763	21,851
Mark to fair value	(1,740)	(1,743)
Commercial mortgage loans	21,023	20,108
Residential mortgage loans	13,211	11,802
Mark to fair value	(842)	(1,099)
Residential mortgage loans	12,369	10,703
Mortgage loans	$33,392	$30,811

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	March 31, 2023		December 31, 2022
(In millions, except for percentages)	Net Carrying Value	Percentage of Total	Net Carrying Value	Percentage of Total
Property type
Office building	$4,535	21.6%	$4,651	23.1%
Retail	1,450	6.9%	1,454	7.2%
Apartment	7,506	35.7%	6,692	33.3%
Hotels	1,873	8.9%	1,855	9.2%
Industrial	2,242	10.7%	2,047	10.2%
Other commercial	3,417	16.2%	3,409	17.0%
Total commercial mortgage loans	$21,023	100.0%	$20,108	100.0%

US region
East North Central	$1,438	6.8%	$1,437	7.1%
East South Central	422	2.0%	413	2.1%
Middle Atlantic	5,561	26.5%	5,183	25.8%
Mountain	923	4.4%	898	4.5%
New England	1,071	5.1%	1,076	5.4%
Pacific	4,033	19.2%	3,781	18.8%
South Atlantic	2,876	13.6%	2,756	13.7%
West North Central	225	1.1%	231	1.1%
West South Central	1,066	5.1%	1,085	5.4%
Total US region	17,615	83.8%	16,860	83.9%
International region
United Kingdom	1,970	9.4%	1,898	9.4%
Other international[1]	1,438	6.8%	1,350	6.7%
Total international region	3,408	16.2%	3,248	16.1%
Total commercial mortgage loans	$21,023	100.0%	$20,108	100.0%

[1] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	March 31, 2023	December 31, 2022
US States
California	28.5%	28.9%
Florida	10.1%	9.7%
New York	5.8%	5.6%
New Jersey	5.4%	5.3%
Arizona	5.0%	5.1%
Other[1]	32.8%	31.7%
Total US residential mortgage loan percentage	87.6%	86.3%
International
United Kingdom	5.0%	5.4%
Other[2]	7.4%	8.3%
Total international residential mortgage loan percentage	12.4%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

[1] Represents all other states, with each individual state comprising less than 5% of the portfolio.
[2] Represents all other countries, with each individual country comprising less than 5% of the portfolio.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Funds—Our investment fund portfolio consists of funds that employ various strategies and include investments in origination platforms, insurance platforms, and equity, hybrid, yield and other funds. Investment funds can meet the definition of VIEs, which are discussed further in Note 6 – Variable Interest Entities. Our investment funds do not specify timing of distributions on the funds’ underlying assets.

The following summarizes our investment funds, including related parties and consolidated VIEs:

	March 31, 2023		December 31, 2022
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$43	55.8%	$46	58.2%
Hybrid	28	36.4%	32	40.5%
Other	6	7.8%	1	1.3%
Total investment funds	77	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	35	2.2%	34	2.2%
Strategic insurance platforms	1,305	81.8%	1,259	80.2%
Apollo and other fund investments
Equity	228	14.3%	246	15.7%
Yield	5	0.3%	5	0.3%
Other	22	1.4%	25	1.6%
Total investment funds – related parties	1,595	100.0%	1,569	100.0%
Investment funds consolidated VIEs
Strategic origination platforms	4,991	38.8%	4,829	38.7%
Strategic insurance platforms	515	4.0%	529	4.2%
Apollo and other fund investments
Equity	2,815	21.9%	2,640	21.2%
Hybrid	3,180	24.6%	3,112	24.9%
Yield	1,091	8.5%	1,044	8.4%
Other	288	2.2%	326	2.6%
Total investment funds consolidated VIEs	12,880	100.0%	12,480	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$14,552		$14,128

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$77	$518	$79	$340
Investment in related parties – investment funds	1,595	2,251	1,569	2,253
Assets of consolidated VIEs – investment funds	12,880	20,372	12,480	20,278
Investment in fixed maturity securities	39,373	42,555	37,454	40,992
Investment in related parties – fixed maturity securities	11,624	12,101	9,717	10,290
Investment in related parties – equity securities	251	251	279	279
Total non-consolidated investments	$65,800	$78,048	$61,578	$74,432

Concentrations—The following table represents our investment concentrations in excess of 10% of shareholders’ equity:

(In millions)	March 31, 2023
Wheels Donlen[1]	$1,419
PK AirFinance[1]	1,334
Athora[1]	1,279
Atlas[1]	995
AP Tundra	873
MFI Investments	869

(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap[1]	788
Cayman Universe	756
[1] Related party amounts are representative of single issuer risk and may only include a portion of the total investments associated with a related party. See further discussion of these related parties in Note 13 – Related Parties.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Derivative Instruments

We use a variety of derivative instruments to manage risks, primarily equity, interest rate, credit, foreign currency and market volatility. See Note 7 – Fair Value for information about the fair value hierarchy for derivatives.

The following table presents the notional amount and fair value of derivative instruments:

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	6,678	$713	$149	6,677	$747	$154
Forwards	6,380	392	57	6,283	406	52
Interest rate swaps	4,468	—	725	4,468	—	803
Forwards on net investments	217	—	2	216	2	—
Interest rate swaps	10,082	10	83	9,332	9	150
Total derivatives designated as hedges		1,115	1,016		1,164	1,159
Derivatives not designated as hedges
Equity options	67,730	2,085	106	65,089	1,374	114
Futures	21	56	4	18	33	—
Foreign currency swaps	3,863	266	118	3,563	251	112
Interest rate swaps	523	89	1	488	74	—
Other swaps	137	4	1	89	—	4
Foreign currency forwards	18,250	341	272	16,376	413	257
Embedded derivatives
Funds withheld including related parties		(5,557)	(67)		(6,272)	(77)
Interest sensitive contract liabilities		—	6,747		—	5,841
Total derivatives not designated as hedges		(2,716)	7,182		(4,127)	6,251
Total derivatives		$(1,601)	$8,198		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended March 31, 2023 and 2022, interest rate swaps recognized in OCI had losses of $73 million and $0 million, respectively. There were no amounts deemed ineffective during the three months ended March 31, 2023 and 2022. As of March 31, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	March 31, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,480	$(431)	$5,259	$(217)
Foreign currency swaps	4,962	(304)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,081	(9)	1,081	88
Foreign currency interest rate swaps	4,348	315	4,348	632
Interest rate swaps	7,087	203	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended March 31, 2023
Investment related gains (losses)
Foreign currency forwards	$(70)	$73	$3	$87	$4
Foreign currency swaps	(59)	64	5	—	—
Foreign currency interest rate swaps	78	(70)	8	—	—
Interest rate swaps	102	(104)	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(15)	—	—	—

Three months ended March 31, 2022
Investment related gains (losses)
Foreign currency forwards	$127	$(126)	$1	$14	$1
Foreign currency swaps	91	(95)	(4)	—	—
Foreign currency interest rate swaps	(159)	197	38	—	—
Interest rate swaps	(72)	75	3	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	10	(9)	1	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended March 31,
(In millions)	2023	2022
Foreign currency forwards	$63	$(73)
Foreign currency swaps	114	(56)

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended March 31, 2023 and 2022, these derivatives had losses of $4 million and gains of $2 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of March 31, 2023 and December 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $26 million and $30 million, respectively. During the three months ended March 31, 2023 and 2022, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended March 31,
(In millions)	2023	2022
Equity options	$350	$(708)
Futures	34	(33)
Swaps	33	63
Foreign currency forwards	(169)	155
Embedded derivatives on funds withheld	603	(2,520)
Amounts recognized in investment related gains (losses)	851	(3,043)
Embedded derivatives in indexed annuity products[1]	(473)	1,034
Total gains (losses) on derivatives not designated as hedges	$378	$(2,009)

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

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
March 31, 2023
Derivative assets	$3,956	$(1,456)	$(2,411)	$89	$—	$89
Derivative liabilities	(1,518)	1,456	506	444	—	444

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

6. Variable Interest Entities

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended March 31,
(In millions)	2023	2022
Trading securities	$23	$—
Mortgage loans	24	20
Investment funds	35	(3)
Other investments	(2)	—
Net investment income	$80	$17

Net recognized investment gains (losses) on trading securities	$6	$—
Net recognized investment gains (losses) on mortgage loans	9	(112)
Net recognized investment gains (losses) on investment funds	226	70
Other gains (losses)	(40)	—
Investment related gains (losses)	$201	$(42)

7. Fair Value

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,703	$—	$2,697	$6	$—
US state, municipal and political subdivisions	966	—	—	966	—
Foreign governments	922	—	—	921	1
Corporate	63,141	—	9	61,510	1,622
CLO	17,566	—	—	17,566	—
ABS	10,873	—	—	5,931	4,942
CMBS	4,190	—	—	4,190	—
RMBS	6,352	—	—	6,114	238
Total AFS securities	106,713	—	2,706	97,204	6,803
Trading securities	1,652	—	24	1,586	42
Equity securities	968	—	273	624	71
Mortgage loans	29,949	—	—	—	29,949
Funds withheld at interest – embedded derivative	(4,291)	—	—	—	(4,291)
Derivative assets	3,956	—	66	3,890	—
Short-term investments	582	—	1	551	30
Other investments	501	—	—	215	286
Cash and cash equivalents	13,844	—	13,844	—	—
Restricted cash	1,148	—	1,148	—	—
Investments in related parties
AFS securities
Corporate	1,127	—	—	168	959
CLO	3,513	—	—	3,015	498
ABS	7,226	—	—	221	7,005
Total AFS securities – related parties	11,866	—	—	3,404	8,462
Trading securities	885	—	—	—	885
Equity securities	251	—	—	—	251
Mortgage loans	1,324	—	—	—	1,324
Investment funds	1,034	—	—	—	1,034
Funds withheld at interest – embedded derivative	(1,266)	—	—	—	(1,266)
Other investments	338	—	—	—	338
Reinsurance recoverable	1,470	—	—	—	1,470
Other assets	440	—	—	—	440
Assets of consolidated VIEs
Trading securities	1,069	—	—	421	648
Mortgage loans	2,119	—	—	—	2,119
Investment funds	12,880	10,299	—	—	2,581
Other investments	99	—	—	2	97
Cash and cash equivalents	654	—	654	—	—
Total assets measured at fair value	$188,185	$10,299	$18,716	$107,897	$51,273
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$6,747	$—	$—	$—	$6,747
Universal life benefits	879	—	—	—	879
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,190	—	—	—	1,190
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	579	—	—	—	579
Market risk benefits	3,203	—	—	—	3,203
Derivative liabilities	1,518	—	24	1,493	1
Other liabilities	122	—	—	(67)	189
Total liabilities measured at fair value	$14,238	$—	$24	$1,426	$12,788

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,577	$—	$2,570	$7	$—
US state, municipal and political subdivisions	927	—	—	927	—
Foreign governments	907	—	—	906	1
Corporate	60,901	—	—	59,236	1,665
CLO	16,493	—	—	16,493	—
ABS	10,527	—	—	5,660	4,867
CMBS	4,158	—	—	4,158	—
RMBS	5,914	—	—	5,682	232
Total AFS securities	102,404	—	2,570	93,069	6,765
Trading securities	1,595	—	23	1,519	53
Equity securities	1,087	—	150	845	92
Mortgage loans	27,454	—	—	—	27,454
Funds withheld at interest – embedded derivative	(4,847)	—	—	—	(4,847)
Derivative assets	3,309	—	42	3,267	—
Short-term investments	520	—	29	455	36
Other investments	611	—	—	170	441
Cash and cash equivalents	7,779	—	7,779	—	—
Restricted cash	628	—	628	—	—
Investments in related parties
AFS securities
Corporate	982	—	—	170	812
CLO	3,079	—	—	2,776	303
ABS	5,760	—	—	218	5,542
Total AFS securities – related parties	9,821	—	—	3,164	6,657
Trading securities	878	—	—	—	878
Equity securities	279	—	—	—	279
Mortgage loans	1,302	—	—	—	1,302
Investment funds	959	—	—	—	959
Funds withheld at interest – embedded derivative	(1,425)	—	—	—	(1,425)
Other investments	303	—	—	—	303
Reinsurance recoverable	1,388	—	—	—	1,388
Other assets	481	—	—	—	481
Assets of consolidated VIEs
Trading securities	1,063	—	5	436	622
Mortgage loans	2,055	—	—	—	2,055
Investment funds	12,480	10,009	—	—	2,471
Other investments	101	—	—	2	99
Cash and cash equivalents	362	—	362	—	—
Total assets measured at fair value	$170,587	$10,009	$11,588	$102,927	$46,063
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,841	$—	$—	$—	$5,841
Universal life benefits	829	—	—	—	829
Future policy benefits
AmerUs Closed Block	1,164	—	—	—	1,164
ILICO Closed Block and life benefits	548	—	—	—	548
Market risk benefits	2,970	—	—	—	2,970
Derivative liabilities	1,646	—	38	1,607	1
Other liabilities	65	—	—	(77)	142
Total liabilities measured at fair value	$13,063	$—	$38	$1,530	$11,495

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

Other assets and market risk benefits – Other assets at fair value consists of market risk benefit assets. See Note 9 – Long-duration Contracts for additional information on market risk benefits valuation methodology and additional fair value disclosures. The estimates are classified as Level 3.

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended March 31,
(In millions)	2023	2022
Trading securities	$64	$(207)
Mortgage loans	296	(916)
Investment funds	64	20
Future policy benefits	(26)	142
Other liabilities	(47)	—
Total gains (losses)	$351	$(961)

Gains and losses on trading securities and other liabilities are recorded in investment related gains (losses) on the condensed consolidated statements of income (loss). For fair value option mortgage loans, we record interest income in net investment income and subsequent changes in fair value in investment related gains (losses) on the condensed consolidated statements of income (loss). Gains and losses related to investment funds, including related party investment funds, are recorded in net investment income on the condensed consolidated statements of income (loss). We record the change in fair value of future policy benefits to future policy and other policy benefits on the condensed consolidated statements of income (loss).

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	March 31, 2023	December 31, 2022
Unpaid principal balance	$35,974	$33,653
Mark to fair value	(2,582)	(2,842)
Fair value	$33,392	$30,811

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$198	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(56)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$142	$19

Fair value of commercial mortgage loans 90 days or more past due	$11	$2
Fair value of commercial mortgage loans in non-accrual status	131	19

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	March 31, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$483	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(50)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$433	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$433	$472
Fair value of residential mortgage loans in non-accrual status	234	360

1 As of March 31, 2023 and December 31, 2022 includes $199 million and $221 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended March 31,
(In millions)	2023	2022
Mortgage loans	$(3)	$(18)

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

	Three months ended March 31, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$1	$—	$—	$—	—	$1	$—	$—
Corporate	1,665	(1)	12	126	(180)	1,622	—	6
ABS	4,867	—	(19)	155	(61)	4,942	—	(16)
RMBS	232	3	3	—	—	238	—	3
Trading securities	53	2	—	(4)	(9)	42	1	—
Equity securities	92	(8)	—	—	(13)	71	(8)	—
Mortgage loans	27,454	251	—	2,244	—	29,949	251	—
Funds withheld at interest – embedded derivative	(4,847)	556	—	—	—	(4,291)	—	—
Short-term investments	36	—	(2)	(30)	26	30	—	—
Other investments	441	1	—	(156)	—	286	2	—
Investments in related parties
AFS securities
Corporate	812	1	(7)	153	—	959	—	(7)
CLO	303	—	10	185	—	498	—	10
ABS	5,542	4	44	1,415	—	7,005	2	42
Trading securities	878	6	—	1	—	885	6	—
Equity securities	279	4	—	(32)	—	251	3	—
Mortgage loans	1,302	26	—	(4)	—	1,324	26	—
Investment funds	959	43	—	32	—	1,034	43	—
Funds withheld at interest – embedded derivative	(1,425)	159	—	—	—	(1,266)	—	—
Other investments	303	(7)	—	42	—	338	(7)	—
Reinsurance recoverable	1,388	82	—	—	—	1,470	—	—
Assets of consolidated VIEs
Trading securities	622	12	—	(2)	16	648	12	—
Mortgage loans	2,055	19	—	45	—	2,119	19	—
Investment funds	2,471	18	—	(8)	100	2,581	18	—
Other investments	99	—	—	(2)	—	97	—	—
Total Level 3 assets	$45,582	$1,171	$41	$4,160	$(121)	$50,833	$368	$38
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(473)	$—	$(433)	$—	$(6,747)	$—	$—
Universal life benefits	(829)	(50)	—	—	—	(879)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	(26)	—	—	—	(1,190)	—	—
ILICO Closed Block and life benefits	(548)	(31)	—	—	—	(579)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(47)	—	—	—	(189)	—	—
Total Level 3 liabilities	$(8,525)	$(627)	$—	$(433)	$—	$(9,585)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2022
		Total realized and unrealized gains (losses)
(In millions)	January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(19)	140	42	1,499	—	(19)
CLO	14	(1)	2	(10)	—	5	—	2
ABS	3,619	6	(31)	(148)	337	3,783	—	(30)
CMBS	43	—	(17)	—	(16)	10	—	(17)
Trading securities	69	(5)	—	6	20	90	—	—
Equity securities	429	9	—	—	—	438	—	—
Mortgage loans	21,154	(744)	—	3,286	—	23,696	(741)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(1,882)	—	—	—	(1,882)	—	—
Short-term investments	29	—	—	30	—	59	9	—
Investments in related parties
AFS securities
Corporate	670	(4)	1	94	—	761	—	1
CLO	202	—	—	130	—	332	—	—
ABS	6,445	(17)	(10)	(145)	(1,864)	4,409	—	(10)
Trading securities	1,771	(5)	—	(254)	(1,260)	252	—	—
Equity securities	284	(5)	—	—	(113)	166	—	—
Mortgage loans	1,369	(52)	—	139	—	1,456	(52)	—
Investment funds	2,855	24	—	(34)	(2,031)	814	24	—
Funds withheld at interest – embedded derivative	—	(570)	—	—	—	(570)	—	—
Short-term investments	—	—	—	53	—	53	—	—
Reinsurance recoverable	1,991	(177)	—	—	—	1,814	—	—
Assets of consolidated VIEs
Mortgage loans	2,152	(120)	—	(152)	—	1,880	(120)	—
Investment funds	1,297	(5)	—	238	9,047	10,577	(5)	—
Other investments	—	—	—	—	1,902	1,902	—	—
Total Level 3 assets	$45,752	$(3,550)	$(74)	$3,373	$6,064	$51,565	$(884)	$(73)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$1,034	$—	$(111)	$—	$(6,485)	$—	$—
Universal life benefits	(1,235)	139	—	—	—	(1,096)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	142	—	—	—	(1,378)	—	—
ILICO Closed Block and life benefits	(742)	38	—	—	—	(704)	—	—
Derivative liabilities	(3)	—	—	—	—	(3)	—	—
Liabilities of consolidated VIEs – debt	—	—	—	—	(3,645)	(3,645)	—	—
Total Level 3 liabilities	$(10,908)	$1,353	$—	$(111)	$(3,645)	$(13,311)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended March 31, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Corporate	$208	$—	$—	$(82)	$126	$29	$(209)	$(180)
ABS	298	—	—	(143)	155	215	(276)	(61)
RMBS	1	—	—	(1)	—	—	—	—
Trading securities	—	—	—	(4)	(4)	5	(14)	(9)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	2,882	—	(32)	(606)	2,244	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	2	—	—	(158)	(156)	—	—	—
Investments in related parties
AFS securities
Corporate	156	—	—	(3)	153	—	—	—
CLO	185	—	—	—	185	—	—	—
ABS	1,634	—	—	(219)	1,415	—	—	—
Trading securities	2	—	—	(1)	1	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(4)	(4)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(12)	—	(2)	19	(3)	16
Mortgage loans	46	—	—	(1)	45	—	—	—
Investment funds	—	—	(8)	—	(8)	148	(48)	100
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets	$5,503	$—	$(59)	$(1,284)	$4,160	$442	$(563)	$(121)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(577)	$—	$144	$(433)	$—	$—	$—
Total Level 3 liabilities	$—	$(577)	$—	$144	$(433)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[2]	Net transfers in (out)
Assets
AFS securities
Corporate	$324	$—	$(168)	$(16)	$140	$43	$(1)	$42
CLO	—	—	—	(10)	(10)	—	—	—
ABS	1,489	—	(1,450)	(187)	(148)	338	(1)	337
CMBS	—	—	—	—	—	—	(16)	(16)
Trading securities	6	—	—	—	6	30	(10)	20
Mortgage loans	4,091	—	(82)	(723)	3,286	—	—	—
Short-term investments	30	—	—	—	30	—	—	—
Investments in related parties
AFS securities
Corporate	315	—	(217)	(4)	94	—	—	—
CLO	130	—	—	—	130	—	—	—
ABS	374	—	(87)	(432)	(145)	—	(1,864)	(1,864)
Trading securities	29	—	(265)	(18)	(254)		(1,260)	(1,260)
Equity securities	—	—	—	—	—	—	(113)	(113)
Mortgage securities	146	—	—	(7)	139	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	—	—
Assets of consolidated VIEs
Mortgage loans	—	—	—	(152)	(152)	—	—	—
Investment funds	253	—	(15)	—	238	10,081	(1,034)	9,047
Other investments	—	—	—	—	—	1,902	—	1,902
Total Level 3 assets	$7,240	$—	$(2,318)	$(1,549)	$3,373	$12,394	$(6,330)	$6,064

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(260)	$—	$149	$(111)	$—	$—	$—
Liabilities of consolidated VIEs – debt	—	—	—	—	—	(3,645)	—	(3,645)
Total Level 3 liabilities	$—	$(260)	$—	$149	$(111)	$(3,645)	$—	$(3,645)

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

Investment funds – We use various methods of valuing of our investment funds from both independent pricing services and affiliated modeling.

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
3.Policyholder behavior – We regularly review the full withdrawal (surrender rate) assumptions. These are based on our initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	March 31, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$12,271	Discounted cash flow	Discount rate	2.0%	18.7%	6.7%	[1]	Decrease

Mortgage loans	33,392	Discounted cash flow	Discount rate	2.1%	22.3%	6.3%	[1]	Decrease

Investment funds	650	Discounted cash flow	Discount rate	6.4%	14.7%	8.4%		Decrease
	899	Discounted cash flow / Guideline public equity	Discount rate / P/E	17.0% /8.5x	17.0% /8.5x	17.0% /8.5x		Decrease/Increase
	515	Net tangible asset values	Implied multiple	1.26x	1.26x	1.26x		Increase
	517	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	6,747	Discounted cash flow	Nonperformance risk	0.3%	1.8%	1.3%	[2]	Decrease
			Option budget	0.5%	5.7%	2.0%	[3]	Increase
			Surrender rate	5.2%	11.7%	8.1%	[3]	Decrease

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$10,671	Discounted cash flow	Discount rate	2.2%	18.8%	6.8%	[1]	Decrease

Mortgage loans	30,811	Discounted cash flow	Discount rate	1.5%	22.1%	6.3%	[1]	Decrease

Investment funds	506	Discounted cash flow	Discount rate	6.4%	6.4%	6.4%		Decrease
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x	16.5% / 9x		Decrease/Increase
	529	Net tangible asset values	Implied multiple	1.26x	1.26x	1.26x		Increase
	563	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1%	1.7%	1.0%	[2]	Decrease
			Option budget	0.5%	5.3%	1.9%	[3]	Increase
			Surrender rate	5.1%	11.5%	8.1%	[3]	Decrease

[1] The discount rate weighted average is calculated based on the relative fair values of the securities or loans.
[2] The nonperformance risk weighted average is based on the projected cash flows attributable to the embedded derivative.
[3] The option budget and surrender rate weighted averages are calculated based on projected account values.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of March 31, 2023 and December 31, 2022, the carrying amount of the equity securities was $400 million and $400 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	March 31, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$77	$77	$77	$—	$—	$—
Policy loans	339	339	—	—	339	—
Funds withheld at interest	35,375	35,375	—	—	—	35,375
Short-term investments	45	45	—	—	45	—
Other investments	200	200	—	—	—	200
Investments in related parties
Investment funds	561	561	561	—	—	—
Funds withheld at interest	10,728	10,728	—	—	—	10,728
Short-term investments	1,043	1,043	—	—	1,043	—
Total financial assets not carried at fair value	$48,368	$48,368	$638	$—	$1,427	$46,303

Financial liabilities
Interest sensitive contract liabilities	$131,873	$120,063	$—	$—	$—	$120,063
Debt	3,650	2,906	—	—	2,906	—
Securities to repurchase	7,781	7,781	—	—	7,781	—
Funds withheld liability	346	346	—	—	346	—
Total financial liabilities not carried at fair value	$143,650	$131,096	$—	$—	$11,033	$120,063

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

8. Deferred Acquisition Costs, Deferred Sales Inducements and Value of Business Acquired

The following represents a rollforward of DAC and DSI by product, and a rollforward of VOBA. See Note 9 – Long-duration Contracts for more information on our products.

	Three months ended March 31, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	171	203	—	1	133	—	508
Amortization	(16)	(18)	(1)	—	(10)	(93)	(138)
Balance at March 31, 2023	$459	$940	$10	$10	$522	$2,895	$4,836

	Three months ended March 31, 2022
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	24	176	11	3	77	—	291
Amortization	—	(1)	(1)	—	—	(96)	(98)
Balance at March 31, 2022	$24	$175	$10	$3	$77	$3,276	$3,565

Deferred costs related to universal life-type policies and investment contracts with significant revenue streams from sources other than investment of the policyholder funds, including traditional deferred annuities and indexed annuities, are amortized on a constant-level basis for a cohort of contracts using initial premium or deposit. Significant inputs and assumptions are required for determining the expected duration of the cohort and involves using accepted actuarial methods to determine decrement rates related to policyholder behavior for lapses, withdrawals (surrenders) and mortality. The assumptions used to determine the amortization of DAC and DSI are consistent with those used to estimate the related liability balance.

Deferred costs related to investment contracts without significant revenue streams from sources other than investment of policyholder funds are amortized using the effective interest method, which primarily includes funding agreements. The effective interest method requires inputs to project future cash flows, which for funding agreements includes contractual terms of notional value, periodic interest payments based on either fixed or floating interest rates, and duration. For other investment-type contracts which include immediate annuities and assumed endowments without significant mortality risks, assumptions are required related to policyholder behavior for lapses and withdrawals (surrenders).

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected Amortization
2023[1]	$257
2024	316
2025	289
2026	260
2027	230
2028	200

[1] Expected amortization for the remainder of 2023.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Long-duration Contracts

Interest sensitive contract liabilities – Interest sensitive contract liabilities primarily include:
▪traditional deferred annuities,
▪indexed annuities consisting of fixed indexed and index-linked variable annuities,
▪funding agreements, and
▪other investment-type contracts comprising of immediate annuities without significant mortality risk (which includes pension group annuities without life contingencies) and assumed endowments without significant mortality risks.

The following represents a rollforward of the policyholder account balance by product within interest sensitive contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Three months ended March 31, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	6,700	2,929	1,500	1,033	12,162
Policy charges	(1)	(158)	—	—	(159)
Surrenders and withdrawals	(1,818)	(2,712)	(70)	(3)	(4,603)
Benefit payments	(264)	(422)	(490)	(90)	(1,266)
Interest credited	369	117	206	32	724
Foreign exchange	—	—	54	(16)	38
Other	(54)	—	143	(33)	56
Balance at March 31, 2023	$48,450	$92,414	$28,782	$5,645	$175,291

	March 31, 2023
Weighted average crediting rate	3.4%	2.3%	2.7%	2.9%	2.7%
Net amount at risk	$423	$13,903	$—	$66	$14,392
Cash surrender value	45,994	84,047	—	2,710	132,751

	Three months ended March 31, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	918	2,573	4,946	520	8,957
Policy charges	(1)	(141)	—	—	(142)
Surrenders and withdrawals	(845)	(1,798)	—	(1)	(2,644)
Benefit payments	(256)	(426)	(695)	(83)	(1,460)
Interest credited	235	697	125	17	1,074
Foreign exchange	—	—	(100)	(14)	(114)
Other	—	—	(218)	—	(218)
Balance at March 31, 2022	$35,650	$90,660	$27,681	$2,852	$156,843

	March 31, 2022
Weighted average crediting rate	2.7%	2.0%	1.8%	2.2%	2.1%
Net amount at risk	$416	$10,554	$—	$13	$10,983
Cash surrender value	34,211	84,265	—	710	119,186

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	March 31,
(In millions)	2023	2022
Traditional deferred annuities	$48,450	$35,650
Indexed annuities	92,414	90,660
Funding agreements	28,782	27,681
Other investment-type	5,645	2,852
Reconciling items[1]	5,809	7,460
Interest sensitive contract liabilities	$181,100	$164,303

[1] Reconciling items primarily include embedded derivatives in indexed annuities, unaccreted host contract adjustments on indexed annuities, negative VOBA, sales inducement liabilities, and wholly ceded universal life insurance contracts.

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$25,571	$23,867	$80,468	$129,906
2.0% – < 4.0%	31,793	1,709	778	34,280
4.0% – < 6.0%	9,625	52	206	9,883
6.0% and greater	1,222	—	—	1,222
Total	$68,211	$25,628	$81,452	$175,291

	March 31, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$29,040	$30,195	$57,412	$116,647
2.0% – < 4.0%	34,604	925	43	35,572
4.0% – < 6.0%	4,467	11	6	4,484
6.0% and greater	140	—	—	140
Total	$68,251	$31,131	$57,461	$156,843

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies).

The following is a rollforward of the present value of expected net premiums and expected value of future policy benefits:

	Payout annuities with life contingencies
	Three months ended March 31,
(In millions)	2023	2022
Present value of expected net premiums
Beginning balance	$—	$—
Issuances	88	1,994
Net premium collected	(88)	(1,994)
Ending balance	$—	$—

Present value of expected future policy benefits
Beginning balance	$36,422	$35,278
Effect of changes in discount rate assumptions	8,425	—
Beginning balance at original discount rate	44,847	35,278
Effect of actual experience compared to expected experience	(29)	(47)
Adjusted beginning balance	44,818	35,231
Issuances	88	1,994
Interest accrual	346	229
Benefit payments	(885)	(724)
Foreign exchange	8	(19)
Ending balance at original discount rate	44,375	36,711
Effect of changes in discount rate assumptions	(7,623)	(3,562)
Ending balance	$36,752	$33,149

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	March 31,
(In millions)	2023	2022
Payout annuities with life contingencies	$36,752	$33,149
Reconciling items[1]	5,738	6,091
Future policy benefits	$42,490	$39,240

[1] Reconciling items primarily include the deferred profit liability and negative VOBA associated with our liability for future policy benefits. Additionally, it includes reserves for our immaterial lines of business including term and whole life, accident and health and disability, as well as other insurance benefit reserves for our no-lapse guarantees with universal life contracts, all of which are fully ceded.

The following is a reconciliation of premiums to the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2023	2022
Payout annuities with life contingencies	$88	$2,098
Reconciling items[1]	8	12
Premiums	$96	$2,110

[1] Reconciling items premiums related to our immaterial lines of business including term and whole life and accident and health and disability.

Gross premiums are recorded within premiums on the condensed consolidated statements of income (loss). Interest expense (accretion) related to future policy benefits was $346 million and $229 million during the three months ended March 31, 2023 and 2022, respectively, and is recorded as a component of policy and other operating expenses on the condensed consolidated statements of income (loss).

Significant assumptions and inputs to the calculation of future policy benefits for payout annuities with life contingencies include policyholder demographic data, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives, and discount rates. We base certain key assumptions related to policyholder behavior on industry standard data adjusted to align with actual company experience, if necessary. At least annually, we review all significant cash flow assumptions and update as necessary, unless emerging experience indicates a more frequent review is necessary. The discount rate reflects market observable inputs from upper-medium grade fixed income instrument yields and is interpolated, where necessary, to conform to the duration of our liabilities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2023, future policy benefits for payout annuities with life contingencies increased by $330 million, which was primarily driven by an $802 million change in discount rate assumptions related to a decrease in rates and $346 million of interest accrual, partially offset by $885 million of benefit payments.

During the three months ended March 31, 2022, future policy benefits for payout annuities with life contingencies decreased by $2,129 million, which was primarily driven by a $3,562 million change in discount rate assumptions related to an increase in rates and $724 million of benefit payments, partially offset by $1,994 million of pension group annuity issuances and $229 million of interest accrual.

The following represents the undiscounted and discounted expected future benefit payments for the liability for future policy benefits. As these relate to payout annuities for single premium immediate annuities with life contingencies, there are no expected future gross premiums.

	March 31, 2023		March 31, 2022
(In millions)	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$63,995	$44,375	$51,643	$36,711

The following represents the weighted-average durations and the weighted-average interest rates of future policy benefits:

	March 31,
	2023	2022
Weighted-average liability duration (in years)	10.1	10.6
Weighted-average interest accretion rate	3.2%	2.7%
Weighted-average current discount rate	5.3%	3.7%

Policyholder longevity assumptions represent the main driver of variances from actual experience compared to expected experience. The following is the variance of actual experience compared to expected experience related to policyholder longevity assumptions recorded within future policy benefits:

	Three months ended March 31,
(In millions)	2023	2022
Expected reserve release due to death	$132	$114
Actual reserve release due to death	183	163
Decrease in reserve due to actual experience compared to expected experience	$(51)	$(49)

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Three months ended March 31,
(In millions)	2023	2022
Reserves	$29	$47
Deferred profit liability	(27)	(54)
Negative VOBA	(4)	10
Total remeasurement gains (losses)	$(2)	$3

There have been no adverse developments during the three months ended March 31, 2023 and 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Three months ended March 31, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument specific credit risk	183	2,672	2,855
Issuances	—	17	17
Interest accrual	2	32	34
Attributed fees collected	1	84	85
Benefit payments	—	(6)	(6)
Effect of changes in interest rates	8	218	226
Effect of changes in equity	—	(18)	(18)
Effect of actual behavior compared to expected behavior	2	23	25
Balance, end of period, before changes in instrument specific credit risk	196	3,022	3,218
Effect of changes in the instrument specific credit risk	(16)	(439)	(455)
Balance at March 31, 2023	$180	$2,583	$2,763

	March 31, 2023
Net amount at risk	$423	$13,903	$14,326
Weighted-average attained age of contract holders (in years)	75	69	69

	Three months ended March 31, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	16	16
Interest accrual	—	(2)	(2)
Attributed fees collected	1	81	82
Benefit payments	(1)	(11)	(12)
Effect of changes in interest rates	(26)	(732)	(758)
Effect of changes in equity	—	55	55
Effect of actual behavior compared to expected behavior	1	12	13
Balance, end of period, before changes in instrument specific credit risk	228	3,613	3,841
Effect of changes in the instrument specific credit risk	(13)	(384)	(397)
Balance at March 31, 2022	$215	$3,229	$3,444

	March 31, 2022
Net amount at risk	$416	$10,554	$10,970
Weighted-average attained age of contract holders (in years)	75	69	69

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	March 31, 2023			March 31, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$180	$180	$—	$215	$215
Indexed annuities	440	3,023	2,583	413	3,642	3,229
Total	$440	$3,203	$2,763	$413	$3,857	$3,444

During the three months ended March 31, 2023, net market risk benefit liabilities increased by $274 million, which was primarily driven by a $226 million change in interest rates related to a decrease in rates.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2022, net market risk benefit liabilities decreased by $1,003 million, which was primarily driven by a $758 million change in interest rates related to an increase in rates and a $397 million change in instrument specific credit risk related to widening of credit spreads, partially offset by $82 million of fees collected from policyholders and $55 million of changes related to equity market performance.

The determination of the fair value of market risk benefits requires the use of inputs related to fees and assessments and assumptions in determining the projected benefits in excess of the projected account balance. Judgment is required for both economic and actuarial assumptions, which can be either observable or unobservable, that impact future policyholder account growth.

Economic assumptions include interest rates and implied volatilities throughout the duration of the liability. For indexed annuities, assumptions also include projected equity returns which impact cash flows attributable to indexed strategies, implied equity volatilities, expected index credits on the next policy anniversary date and future equity option costs. Assumptions related to the level of option budgets used for determining the future equity option costs and the impact on future policyholder account value growth are considered unobservable inputs.

Policyholder behavior assumptions are unobservable inputs and are established using accepted actuarial valuation methods to estimate withdrawals (surrender rate). Assumptions are generally based on industry data and pricing assumptions which are updated for actual experience, if necessary. Actual experience may be limited for recently issued products.

All inputs are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For indexed annuities, stochastic equity return scenarios are also included within the range. A risk margin is incorporated within the discount rate to reflect uncertainty in the projected cash flows such as variations in policyholder behavior, as well as a credit spread to reflect our nonperformance risk, which is considered an unobservable input.

The following summarizes the unobservable inputs for market risk benefits:

	March 31, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,763	Discounted cash flow	Nonperformance risk	0.3%	1.7%	1.6%	[1]	Decrease
			Option budget	0.5%	5.6%	1.7%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease

	March 31, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$3,444	Discounted cash flow	Nonperformance risk	0.4%	2.0%	1.3%	[1]	Decrease
			Option budget	0.5%	3.8%	1.5%	[2]	Decrease
			Surrender rate	3.6%	6.6%	4.5%	[2]	Decrease

[1] The nonperformance risk weighted average is based on the cash flows underlying the market risk benefit reserve.
[2] The option budget and surrender rate weighted averages are calculated based on projected account values.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Debt

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

On February 7, 2023, we borrowed $1.0 billion from the Liquidity Facility for short-term cash flow needs, which was repaid in the first quarter of 2023. As of March 31, 2023, there were no amounts outstanding under the Liquidity Facility.

11. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	2,187	(119)	191	(802)	89	16	1,562
Less: Reclassification adjustments for gains (losses) realized[1]	(31)	—	87	—	—	—	56
Less: Income tax expense (benefit)	312	14	15	(73)	18	4	290
Less: Other comprehensive income (loss) attributable to noncontrolling interests	220	—	27	(208)	1	3	43
Balance at March 31, 2023	$(10,879)	$(467)	$109	$4,735	$355	$(1)	$(6,148)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications[1]	(6,645)	(97)	(129)	3,562	397	(2)	(2,914)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(38)	(7)	—	—	—	—	(45)
Less: Income tax expense (benefit)	(1,184)	(16)	(26)	529	83	(1)	(615)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(676)	(9)	(24)	774	5	(6)	64
Balance at March 31, 2022	$(4,747)	$(65)	$(79)	$2,259	$309	$5	$(2,318)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Income Taxes

The income tax expense (benefit) was $163 million and $(284) million for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate in the first quarter of 2023 was 12% compared to 13% in 2022.

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

13. Related Parties

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

During the three months ended March 31, 2023 and 2022, we incurred management fees, inclusive of the base and sub-allocation fees, of $222 million and $186 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of March 31, 2023 and December 31, 2022, management fees payable were $85 million and $80 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) including all of the noncontrolling interest in ACRA 1.

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

Termination of ACRA 1 investment management agreements (IMA) – Our bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA 1, whether from internal reinsurance, third-party reinsurance, or inorganic transactions, among us or any of our subsidiaries, on the one hand, and Apollo Insurance Solutions Group LP (ISG), on the other hand, we may not, and will not cause our subsidiaries to, terminate any such IMA with Apollo other than at specified termination dates and with relevant board approvals of independent directors and written notice.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

AGM owns all of our common stock and James Belardi, our Chief Executive Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, six of the fourteen members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

Other related party transactions

AAA – We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.

Wheels Donlen – We contributed our limited partnership investment in Athene Freedom Parent, LP (Athene Freedom), for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). During the fourth quarter of 2022, Athene Freedom also invested in LeasePlan USA, Inc. (LeasePlan). We own securities issued by Wheels, Donlen and LeasePlan of $1,185 million and $1,024 million as of March 31, 2023 and December 31, 2022, respectively, which are held as related party AFS securities on the condensed consolidated balance sheets.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We previously directly held MidCap Financial profit participating notes until contribution to AAA during the second quarter of 2022. We also hold structured securities issued by MidCap Financial affiliates. As of March 31, 2023 and December 31, 2022, we held securities issued by MidCap Financial and its affiliates of $1,481 million and $1,262 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of March 31, 2023, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

(In millions)	March 31, 2023	December 31, 2022
Investment fund	$1,034	$959
Non-redeemable preferred equity securities	245	273
Total investment in Athora	$1,279	$1,232

Additionally, as of March 31, 2023 and December 31, 2022, we had $60 million and $59 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $526 million as of March 31, 2023.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose), which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the condensed consolidated balance sheets. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $189 million and $142 million as of March 31, 2023 and December 31, 2022, respectively, which is included in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $235 million and $240 million as of March 31, 2023 and December 31, 2022, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $338 million and $303 million as of March 31, 2023 and December 31, 2022, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of March 31, 2023 and December 31, 2022, we had $1,151 million and $1,046 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have purchased both senior and subordinated notes of PK Air, which are included in related party AFS or trading securities on the condensed consolidated balance sheets. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings) and then contributed PK Air Holdings to AAA during the second quarter of 2022. We had investments in PK Air notes of $1,577 million and $1,183 million as of March 31, 2023 and December 31, 2022, respectively. We also have commitments to make additional investments in PK Air of $1,261 million as of March 31, 2023.

Apollo/Athene Dedicated Investment Program (ADIP) – ACRA 1 is partially owned by ADIP, a series of funds managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP holding the remaining 63.45% of the economic interests. During the three months ended March 31, 2023 and 2022, we received capital contributions of $0 million and $311 million, respectively, from ADIP, and paid dividends of $127 million and $0 million, respectively, to ADIP. Additionally, as of March 31, 2023 and December 31, 2022, we had $201 million and $202 million, respectively, of related party payables for contingent investment fees payable by ACRA 1 to Apollo. ACRA 1 is obligated to pay the contingent investment fees on behalf of ADIP and, as such, the balance is attributable to noncontrolling interest.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $123 million and $78 million as of March 31, 2023 and December 31, 2022, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2023 and December 31, 2022, respectively.

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of March 31, 2023 and December 31, 2022, we had $995 million and $0 million, respectively, of related party AFS securities issued by Atlas. Additionally, we have $1,043 million and $0 million of reverse repurchase agreements issued by Atlas as of March 31, 2023 and December 31, 2022, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. See Note 14 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $19.3 billion as of March 31, 2023. We expect most of our current commitments will be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of March 31, 2023 and December 31, 2022, we had $4.9 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of March 31, 2023 and December 31, 2022, we had $21.1 billion and $21.0 billion, respectively, of board-authorized FABN funding agreements outstanding. We had $13.5 billion of board-authorized FABN capacity remaining as of March 31, 2023.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special-purpose entity to purchase funding agreements from us. As of March 31, 2023 and December 31, 2022, we had $3.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	March 31, 2023	December 31, 2022
AFS securities	$17,054	$15,366
Trading securities	69	55
Equity securities	71	38
Mortgage loans	7,963	8,849
Investment funds	84	103
Derivative assets	80	65
Short-term investments	131	120
Other investments	215	170
Restricted cash	1,148	628
Total restricted assets	$26,815	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,344 million as of March 31, 2023. These letters of credit were issued for our reinsurance program and have expirations through July 28, 2025.

Assurance Letter—In February 2023, the Company, Apollo and Credit Suisse AG (CS) undertook the first two closes on a previously announced transaction whereby Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group. Under terms of the transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, and (as a result of additional guarantees provided by AAA, Apollo Asset Management, Inc. (AAM) and AHL) second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount of $3.3 billion. The fair values of our guarantees related to this transaction are not material to the consolidated financial statements.

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

We have established a significant base of earnings and, as of March 31, 2023, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $257.7 billion as of March 31, 2023. For the three months ended March 31, 2023 and the year ended December 31, 2022, we generated an annualized net investment spread of 1.83% and 1.71%, respectively.

The following table presents the inflows generated from our organic and inorganic channels:

	Three months ended March 31,
(In millions)	2023	2022
Retail	$8,578	$2,865
Flow reinsurance	1,793	1,001
Funding agreements[1]	1,500	5,696
Pension group annuities	56	1,994
Gross organic inflows	11,927	11,556
Gross inorganic inflows	—	—
Total gross inflows	11,927	11,556
Gross outflows[2]	(6,879)	(4,883)
Net flows	$5,048	$6,673

Inflows attributable to Athene	$11,896	$9,333
Inflows attributable to ACRA noncontrolling interest	31	2,223
Total gross inflows	$11,927	$11,556

Outflows attributable to Athene	$(5,531)	$(4,072)
Outflows attributable to ACRA noncontrolling interest	(1,348)	(811)
Total gross outflows[2]	$(6,879)	$(4,883)

[1] Funding agreements are comprised of funding agreements issued under our FABN and FABR programs, funding agreements issued to the FHLB and long-term repurchase agreements.
[2] Gross outflows consist of full and partial policyholder withdrawals on deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, funding agreement repurchases and maturities and ceded reinsurance.

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $11.9 billion and $11.6 billion for the three months ended March 31, 2023 and 2022, respectively, which were underwritten to attractive returns. Gross organic inflows increased $0.4 billion, or 3% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, repurchases and maturities of our funding agreements, payments on payout annuities and pension group annuity payments (collectively, gross outflows), in the aggregate were $6.9 billion and $4.9 billion for the three months ended March 31, 2023 and 2022, respectively. The increase in gross outflows was primarily related to certain reinsurance blocks going through shock lapse. We believe that our credit profile, current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $8.6 billion and $2.9 billion for the three months ended March 31, 2023 and 2022, respectively. The increase in our retail channel was driven by another record quarter for our multi-year guaranteed annuity (MYGA) product and strong performance of our indexed annuity products across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution reflecting the current rate environment, as well as our expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 54 IMOs, approximately 81,000 independent agents and our growing network of 16 banks and 134 regional broker-dealers. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile and recent product launches. We believe this should support growth in sales at our targeted returns through increased volumes via existing IMO relationships and allow us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $1.8 billion and $1.0 billion for the three months ended March 31, 2023 and 2022, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes from existing partnerships reflecting the elevated interest rate environment as well as expanding relationships with Japanese counterparties. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $1.6 billion and $7.7 billion for the three months ended March 31, 2023 and 2022, respectively. The decrease in our institutional channel was driven by lower funding agreement and pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $1.5 billion and $5.7 billion for the three months ended March 31, 2023 and 2022, respectively. The decrease in our funding agreement channel from prior year was primarily driven by fewer issuances through our FABN and FABR programs as market conditions continue to be challenging.

The following represents the aggregate principal amount of funding agreement inflows:

	Three months ended March 31,
(In millions)	2023	2022
FABN	$—	$3,451
FHLB	1,500	495
FABR	—	1,000
Long-term repurchase agreements	—	750
Total funding agreement inflows	$1,500	$5,696

As of March 31, 2023, we had funding agreements of $21.1 billion and $3.0 billion outstanding under our FABN and FABR programs, respectively, $4.9 billion outstanding with the FHLB and $2.9 billion of long-term repurchase agreements.

During the three months ended March 31, 2023, we issued group annuity contracts in the aggregate principal amount of $56 million, compared to $2.0 billion during the three months ended March 31, 2022. The decrease in our pension group annuity channel was primarily related to subdued industry activity in the first quarter of the current year. In the second quarter, we closed our largest single pension group annuity transaction to date, resulting in approximately $8 billion of premium. Since entering the pension group annuity market in 2017, we have closed 43 deals resulting in the issuance or reinsurance of group annuities of $41.5 billion with more than 430,000 plan participants as of March 31, 2023. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of March 31, 2023, we estimate that we have approximately $7.5 billion in capital available to deploy, consisting of approximately $2.0 billion in excess equity capital, $3.2 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%), $0.3 billion in available undrawn capital at ACRA 1 and $2.0 billion pro forma for the initial closing of Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2), which is expected to occur on July 1, 2023, subject, in the case of debt capacity, to market conditions and general availability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To support our growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 36.55% of the economic interests in ACRA 1, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by an affiliate of Apollo. ACRA 1 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP’s proportionate economic interest in ACRA 1. This shareholder-friendly, strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we established ACRA 2 in December of 2022 as another long-duration, on-demand capital vehicle. Athene currently owns 100% of ACRA 2’s economic and voting interests prior to the initial closing of ACRA 2, which is expected to occur on July 1, 2023.

AAA Investment

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

Merger with Apollo

On January 1, 2022, we completed our merger with AGM and are now a direct subsidiary of AGM. The total consideration for the transaction was $13.1 billion. The consideration was calculated based on historical AGM’s December 31, 2021 closing share price multiplied by the AGM common shares issued in the share exchange, as well as the fair value of stock-based compensation awards replaced, fair value of warrants converted to AGM common shares and other equity consideration, and effective settlement of pre-existing relationships and other consideration.

At the closing of the merger, each issued and outstanding AHL Class A common share (other than shares held by Apollo, the AOG or the respective direct or indirect wholly owned subsidiaries of Athene or the AOG) was converted automatically into 1.149 shares of AGM common shares with cash paid in lieu of any fractional AGM common shares. In connection with the merger, AGM issued to AHL Class A common shareholders 158.2 million AGM common shares in exchange for 137.6 million AHL Class A common shares that were issued and outstanding as of the acquisition date, exclusive of the 54.6 million shares previously held by Apollo immediately before the acquisition date.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. In recent months, the global financial system has been experiencing increased volatility due to the failure of certain financial institutions, primarily US regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see Part I–Item 1A. Risk Factors in our 2022 Annual Report.

US inflation receded during the first quarter of 2023, however, the US Federal Reserve continued its interest rate hiking cycle given inflation persisted above its 2% target level. The US Bureau of Labor Statistics reported that the annual US inflation rate edged down to 5.0% as of March 31, 2023, compared to 6.5% as of December 31, 2022, as action from the US Federal Reserve continues to temper inflation. While declining, the heightened US inflation rate persists due to a combination of supply and demand factors. As a result, in March 2023, the Federal Reserve raised the benchmark interest rate to a target range of 4.75% to 5.00% from a target range of 4.25% to 4.50% in December 2022, which marks two consecutive interest rate hikes to start 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity market performance in the US continued to rebound during the first quarter, with the S&P 500 Index increasing 7.0%, while credit markets underperformed. In terms of economic conditions, the Bureau of Economic Analysis reported US real GDP increased at an annual rate of 1.1% in the first quarter of 2023, following an increase of 2.6% in the fourth quarter of 2022. As of April 2023, the International Monetary Fund estimated that the US economy will expand by 1.6% in 2023 and 1.1% in 2024. Oil finished a volatile quarter down 5.7% as the general downward trend from 2022 was reversed in late March by a surprise cut from the Organization of the Petroleum Exporting Countries. The US Bureau of Labor Statistics reported the US unemployment rate remained at 3.5% as of March 31, 2023.

Foreign exchange rates can impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. Relative to the US dollar, the euro appreciated 1.3% during the first quarter of 2023, after appreciating 9.2% in the fourth quarter of 2022. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Rates experienced a volatile start to 2023 as US 10-year Treasury yields rose through the start of March reaching 4.08% before declining to 3.48% at the end of the quarter. Given the Federal Reserve’s continued focus on curbing inflation and recessionary concerns, it is difficult to predict the level of interest rates and the shape of the yield curve.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. As of March 31, 2023, our net invested asset portfolio included $41.7 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $14.5 billion of floating rate liabilities at notional, or 7% of our net invested assets, resulting in $27.2 billion of net floating rate assets, or 13% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of March 31, 2023, most of our products were deferred annuities with 19% of our FIAs at the minimum guarantees and 21% of our fixed rate annuities at the minimum crediting rates. As of March 31, 2023, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 180 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks in this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinuation of certain IBORs (including LIBOR)

On December 31, 2021, most LIBOR settings (i.e., 24 out of 35, including 1-week and 2-month US Dollar (USD) LIBOR as well as all other non-USD LIBOR settings) ceased to be published. However, a few of the most widely used GBP and JPY LIBOR settings (i.e., 1-, 3- and 6- month GBP and JPY LIBOR settings) were deemed permanently unrepresentative, but continued to be published on a synthetic basis for the purpose of all legacy contracts (except for cleared derivatives). As of April 1, 2023, only the 3-month GBP LIBOR setting continues to be published on a synthetic basis. The remaining USD LIBOR settings (i.e., 1-, 3-, 6- and 12-month USD LIBOR settings) continue to be published, subject to limitations on use, but will cease or become unrepresentative on June 30, 2023. Similar to what occurred with the GBP and JPY settings noted above, on April 3, 2023, the UK Financial Conduct Authority (FCA) announced that it will continue to compel the IBA to publish the 1-, 3- and 6- month USD LIBOR settings on a synthetic basis after June 30, 2023 (until September 30, 2024) in order to provide for a more orderly transition of a small but material subset of contracts that will not be able to transition away from using USD LIBOR by June 30, 2023. A key focus of the FCA’s action is legacy USD LIBOR contracts that are not governed by US law. Similar developments have occurred with respect to other IBORs.

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

As of March 31, 2023, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Investments	$30,802	$29,988
Product liabilities	4,642	4,143
Derivatives hedging product liabilities	9,914	6,407
Other derivatives	3,552	3,070
Other contracts	1,113	1,113
Total notional of contracts tied to LIBOR	$50,023	$44,721

Investments

As of March 31, 2023, our investments tied to LIBOR were in the following asset classes:

(In millions)	Total Exposure	Extending Beyond June 30, 2023
Multi-lateral arrangements
Corporates	$619	$619
RMBS	2,860	2,842
CMBS	702	687
CLO	15,346	15,248
ABS	5,811	5,786
Bank Loans	1,087	1,031
Total multi-lateral arrangements	26,425	26,213
Bi-lateral arrangements
CML	4,047	3,445
RML	330	330
Total bi-lateral arrangements	4,377	3,775
Total investments tied to LIBOR	$30,802	$29,988

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Of the total notional value of investment-related contracts, including our funds withheld investment-related contracts, tied to LIBOR extending beyond June 30, 2023, $26.2 billion or 87.4% relate to multi-lateral arrangements. These arrangements are typically characterized by a large, diverse set of unrelated holders, the majority or all of whom must consent to amendments to the terms of the underlying investment instrument. Generally, when the amendments concern a material term, such as the determination of interest, consent must be unanimous. Given the collective action issues inherent in such structures, such consent is typically impracticable and beyond our control. The existence and character of fallback provisions affected by the discontinuation of LIBOR vary widely from contract to contract. Many of our legacy contracts may not contemplate the permanent discontinuation of LIBOR and upon LIBOR’s discontinuation may result in the conversion of the instrument from a floating- to a fixed-rate instrument or may involve a significant degree of uncertainty as to the method of determining interest. To the extent that such legacy arrangements do not contemplate the permanent discontinuation of LIBOR, we will most likely look to some broad-based solution, such as the US federal LIBOR transition law and related rule(s) issued by the Board of Governors of the Federal Reserve System, or, if applicable, the New York LIBOR transition law, to address such deficiency. To the extent that such a solution is ineffective, for example as a result of being ruled unconstitutional, we would likely be required to undertake a re-evaluation of affected investments, which might result in the disposition of individual positions and a realized loss in value due to any such deficiency or other market factors. To the extent that individual positions are retained, we may incur adverse financial consequences, including any mark-to-market impacts resulting from those investments that convert from a floating to a fixed rate. To the extent that the fallback rates ultimately used to determine interest payable on structured securities do not align with the fallback rates used to determine interest payable on the underlying assets, economic losses could be sustained on the overall structure.

The remaining notional value of investment-related contracts tied to LIBOR extending beyond June 30, 2023 of $3.8 billion, or 12.6%, relates to bi-lateral arrangements that are capable of being amended through negotiation with the relevant counterparty.

As our investment manager, Apollo maintains the documentation associated with the assets in our investment portfolio. We are therefore dependent upon Apollo for the successful completion of our LIBOR transition efforts relating to our investment portfolio. See Part I–Item 1A. Risk Factors–Risks Relating to Our Business Operations–Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us and could affect our results of operations and financial results included in our 2022 Annual Report. Apollo’s failure to fulfill its responsibilities could have an adverse impact on our results of operations and ability to timely report accurate financial information.

Product Liabilities and Associated Hedging Instruments

As of March 31, 2023, we had product liabilities with a notional value of approximately $4.6 billion for which LIBOR is a component in the determination of interest credited, of which we expect $4.1 billion to have a current crediting term that extends beyond June 30, 2023. For purposes of evaluating our exposure to LIBOR, we only consider our exposure to the current crediting term, which is typically one to two years. Upon renewal of the crediting term, we have the ability to migrate policyholders into new strategies not involving LIBOR. Generally, there are two categories of indices that use LIBOR in the determination of interest credited, “excess return” indices (return of index in excess of LIBOR) and indices that use LIBOR as a means to control volatility. The indices to which these products are tied are primarily proprietary indices for which key inputs are determined by the index sponsor. The index sponsor generally has the right to unilaterally change the reference rate upon the discontinuation of LIBOR. As a result, we do not anticipate any administrative concerns in connection with the transition from LIBOR to a replacement rate with respect to these products.

As of March 31, 2023, we held derivatives with a notional value of approximately $9.9 billion to hedge our exposure to these product liabilities, of which we expect $6.4 billion to extend beyond June 30, 2023. Included within this category are $5.2 billion of Eurodollar futures, of which we expect $2.2 billion to extend beyond June 30, 2023. Exchange traded products, such as Eurodollar futures, will follow the CME Group Inc.’s approach regarding the discontinuation of LIBOR, which may be different than the approach taken with respect to the product liability by the relevant index sponsor, and expose us to potential basis mismatch. The remaining derivatives in this category are primarily purchased to hedge the current crediting period. We will be required to purchase new derivatives in future periods to hedge future crediting periods associated with the related existing product liabilities, which will expose us to potential basis mismatch to the extent that the reference rate for the product liability is not the same as the reference rate for the derivative instrument. These derivatives are entered into pursuant to ISDA Master Agreements and will transition to SOFR in accordance with the process described below under the caption Other Derivatives.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Contracts and Other Sources of Exposure

The “Other Contracts” category is comprised of our LIBOR-based floating rate funding agreement, fixed-to-float Series A preference shares, and our revolving credit agreement, if any amounts were to be outstanding, all of which contemplate the permanent discontinuation of LIBOR. These agreements are tied to LIBOR in a manner that is not expected to have a significant impact upon LIBOR’s discontinuation or have fallback provisions in place that provide for the determination of interest after the discontinuation of LIBOR. In addition to the other contracts for which we have quantified our exposure, we are party to contracts that are tied to LIBOR based upon the occurrence of some remote contingency, such as the accrual of penalty interest, or for which LIBOR is otherwise not a material term of the contract. These contracts do not lend themselves to quantification but are in the process of being addressed as part of our LIBOR remediation efforts. Finally, LIBOR is used as a component in our internal derivative valuation models. We are in the process of transitioning the benchmark yield curve in such models from LIBOR to SOFR and we expect to complete the transition prior to the discontinuation of LIBOR. Such transition may affect the valuation of our derivative instruments.

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

Demographics

Over the next four decades, the retirement-age population is expected to experience unprecedented growth. Technological advances and improvements in healthcare are projected to continue to contribute to increasing average life expectancy, and aging individuals must be prepared to fund retirement periods that will last longer than ever before. Further, many working households in the US do not have adequate retirement savings. As a tool for addressing the unmet need for retirement planning, we believe that many Americans have begun to look to tax-efficient savings products with low-risk or guaranteed return features and potential equity market upside. Our tax-efficient savings products are well positioned to meet this increasing customer demand.

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

According to LIMRA, total fixed annuity market sales in the US were $209.9 billion for the year ended December 31, 2022, a 62.4% increase from the same time period in 2021, as higher interest rates spurred continued growth in the US annuity market. In the total fixed annuity market, for the year ended December 31, 2022 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $19.8 billion, translating to a 9.4% market share. For the year ended December 31, 2021, our market share was 6.4% with sales of $8.3 billion.

According to LIMRA, total fixed-indexed annuity market sales in the US were $79.8 billion for the year ended December 31, 2022, a 25.3% increase from the same time period in 2021. For the year ended December 31, 2022 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $10.1 billion, and our market share for the same period was 12.6%. For the year ended December 31, 2021, we were the largest provider of FIAs based on sales of $7.7 billion, translating to a 12.1% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the US were $41.1 billion for the year ended December 31, 2022, a 6.1% increase from the same time period in 2021. For the year ended December 31, 2022 (the most recent period for which specific market share data is available), we were the eleventh largest provider of RILAs based on sales of $903 million, and our market share for the same period was 2.2%. For the year ended December 31, 2021, we were the ninth largest provider of RILAs based on sales of $566 million, translating to a 1.5% market share. We believe RILAs represent a significant growth opportunity for Athene.

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

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common shareholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the credit loss allowance, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than CLOs) and mortgage loans, investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. The change in fair value of our investment in Apollo was included in prior years. Investment gains and losses are net of offsets related to the market value adjustments (MVA) associated with surrenders or terminations of contracts.

•Non-operating Change in Insurance Liabilities and Related Derivatives

•Change in Fair Values of Derivatives and Embedded Derivatives – FIAs—Consists of impacts related to the fair value accounting for derivatives hedging the FIA index credits and the related embedded derivative liability fluctuations from period to period. The index reserve is measured at fair value for the current period and all periods beyond the current policyholder index term. However, the FIA hedging derivatives are purchased to hedge only the current index period. Upon policyholder renewal at the end of the period, new FIA hedging derivatives are purchased to align with the new term. The difference in duration between the FIA hedging derivatives and the index credit reserves creates a timing difference in earnings. This timing difference of the FIA hedging derivatives and index credit reserves is included as a non-operating adjustment.

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

•Non-operating Change in Funding Agreements—Consists of timing differences caused by changes to interest rates on variable funding agreements and funding agreement backed notes and the associated reserve accretion patterns of those contracts. Further included are adjustments for gains associated with our repurchases of funding agreement backed notes.

•Change in Fair Value of Market Risk Benefits—Consists primarily of volatility in capital market inputs used in the measurement at fair value of our market risk benefits, including certain impacts from changes in interest rates, equity returns and implied equity volatilities.

•Non-operating Change in Liability for Future Policy Benefits—Consists of the non-economic loss incurred at issuance for certain pension group annuities and other payout annuities with life contingencies when valuation interest rates prescribed by US GAAP are lower than the net investment earned rates, adjusted for profit, assumed in pricing. For such contracts with non-economic US GAAP losses, the SRE reserve accretes interest using an imputed discount rate that produces zero gain or loss at issuance.

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

•Income Tax (Expense) Benefit—Consists of the income tax effect of all income statement adjustments, including our Apollo investment in prior years, and is computed by applying the appropriate jurisdiction’s tax rate to all adjustments subject to income tax.

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

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted debt to capital ratio is calculated as total debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common shareholder’s equity, preferred stock and the notional value of our debt. Adjusted AHL common shareholder’s equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold AFS investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

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

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets that does not correspond to US GAAP net investment income. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earned rate add (a) alternative investment gains and losses, (b) gains and losses related to trading securities for CLOs, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the ACRA noncontrolling interest. The gain or loss on our investment in Apollo was removed in prior years. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including the interest payments and other reserve changes. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We exclude the costs related to business that we have exited through ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations and profitability. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

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

Net Invested Assets

In managing our business, we analyze net invested assets, which does not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets includes (a) total investments on the consolidated balance sheet, with AFS securities at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets excludes assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets includes our proportionate share of ACRA investments, based on our economic ownership, but does not include the proportionate share of investments associated with the noncontrolling interest. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and is used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life business following acquisitions. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

Sales

Sales statistics do not correspond to revenues under US GAAP but are used as relevant measures to understand our business performance as it relates to inflows generated during a specific period of time. Our sales statistics include inflows for fixed rate annuities and FIAs and align with the LIMRA definition of all money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers). We believe sales is a meaningful metric that enhances our understanding of our business performance and is not the same as premiums presented in our condensed consolidated statements of income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We completed our merger with AGM on January 1, 2022 and elected pushdown accounting in which we used AGM’s basis of accounting that reflects the fair market value of our assets and liabilities as of the date of the merger. We adopted LDTI as of January 1, 2023 and, for all provisions of the update, applied a retrospective transition approach using a transition date of January 1, 2022, the date of our merger with AGM. All 2022 periods presented herein have been retrospectively adjusted to reflect the adoption of LDTI as of January 1, 2022.

The following summarizes the condensed consolidated results of operations:

	Three months ended March 31,
(In millions)	2023	2022
Revenues	$4,060	$(281)
Benefits and expenses	2,674	1,899
Income (loss) before income taxes	1,386	(2,180)
Income tax expense (benefit)	163	(284)
Net income (loss)	1,223	(1,896)
Less: Net income (loss) attributable to noncontrolling interests	455	(881)
Net income (loss) attributable to Athene Holding Ltd.	768	(1,015)
Less: Preferred stock dividends	47	35
Net income (loss) available to AHL common shareholder	$721	$(1,050)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder increased by $1.8 billion, or 169%, to $721 million in 2023 from $(1.1) billion in 2022. The increase in net income (loss) available to AHL common shareholder was driven by a $4.3 billion increase in revenues, partially offset by a $1.3 billion increase in noncontrolling interests, $775 million increase in benefits and expenses, and a $447 million increase in income tax expense.

Revenues

Revenues increased by $4.3 billion to $4.1 billion in 2023 from $(281) million in 2022. The increase was driven by an increase in investment related gains (losses), an increase in net investment income and an increase in VIE investment related gains (losses), partially offset by a decrease in premiums.

Investment related gains (losses) increased by $5.3 billion to $1.1 billion in 2023 from $(4.2) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading securities, realized gains on AFS securities compared to realized losses in the prior year and a decrease in the provision for credit losses, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $3.1 billion, the change in fair value of mortgage loans increased $1.1 billion and the change in fair value of trading securities increased $271 million primarily driven by a decrease in US Treasury rates and credit spread tightening in the current year compared to a significant increase in US Treasury rates and credit spread widening in the prior year. The change in fair value of FIA hedging derivatives increased $1.1 billion primarily driven by the favorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 7.0% in 2023, compared to a decrease of 4.9% in 2022. The favorable change in realized gains and losses on AFS securities of $386 million was primarily related to foreign exchange impacts as foreign currencies strengthened against the US dollar in comparison to the prior year. The favorable change in the provision for credit losses of $126 million was primarily due to unfavorable economics in the prior year, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market. The increase in foreign exchange losses on derivatives reflects foreign currencies having strengthened against the US dollar in comparison to the prior year.

Net investment income increased by $724 million to $2.4 billion in 2023 from $1.7 billion in 2022, primarily driven by growth in our investment portfolio attributed to strong net flows during the previous twelve months as well as higher floating rate income and higher new money rates related to higher short-term interest rates. These increases were partially offset by a decrease in alternative income due to less favorable alternative investment performance, the transfer, beginning in the second quarter of 2022, of a significant portion of our alternative investments to AAA, a consolidated VIE, and higher investment management fees driven by the strong growth in our investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

VIE investment related gains (losses) increased by $243 million to $201 million in 2023 from $(42) million in 2022, primarily driven by unrealized gains on assets transferred to AAA beginning in the second quarter of 2022 as well as a favorable change in the fair value of mortgage loans held in VIEs related to a decrease in US Treasury rates compared to an increase in the prior year.

Premiums decreased by $2.0 billion to $96 million in 2023 from $2.1 billion in 2022, primarily driven by a $1.9 billion decrease in pension group annuity premiums compared to the prior year.

Benefits and Expenses

Benefits and expenses increased by $775 million to $2.7 billion in 2023 from $1.9 billion in 2022. The increase was driven by an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses and an increase in policy and other operating expenses, partially offset by a decrease in future policy and other policy benefits.

Interest sensitive contract benefits increased by $1.4 billion to $1.3 billion in 2023 from $(99) million in 2022 primarily driven by an increase in the change in FIA fair value embedded derivatives of $1.5 billion, an increase in rates on deferred annuity issuances and existing floating rate funding agreements driven by the increase in US Treasury rates and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 7.0% in 2023, compared to a decrease of 4.9% in 2022. The change in the FIA fair value embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in the prior year, partially offset by the impact of rates on policyholder projected benefits.

Market risk benefits remeasurement (gains) losses increased by $968 million to $346 million in 2023 from $(622) million in 2022, primarily driven by the unfavorable change in the fair value of market risk benefits. The change in fair value of market risk benefits increased $984 million compared to the prior year due to a decrease in the risk-free rate in the outer years of the curve. This was partially offset by a decrease of $73 million related to favorable equity market performance.

Policy and other operating expenses increased by $97 million to $435 million in 2023 from $338 million in 2022, primarily driven by an increase in interest expense related to floating rate long-term repurchase agreements, as rates increased throughout the prior year, the increase in issuances of short-term repurchase agreements during the current quarter and the issuance of debt in the fourth quarter of the prior year, as well as an increase in general operating expenses related to growth in the business.

Future policy and other policy benefits decreased by $1.7 billion to $466 million in 2023 from $2.2 billion in 2022, primarily driven by a $1.9 billion decrease in pension group annuity obligations, partially offset by an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to unrealized gains on the underlying investments reflecting a decrease in US Treasury rates and credit spreads tightening in the current year compared to an increase in US Treasury rates and credit spreads widening in the prior year.

Taxes

Income tax expense (benefit) increased by $447 million to $163 million in 2023 from $(284) million in 2022. Our effective tax rate in the first quarter of 2023 was 12% compared to 13% in 2022. The income tax expense (benefit) for 2023 was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries (net of noncontrolling interests), and was primarily driven by the favorable changes in fair value of reinsurance assets, mortgage loans and net FIA derivatives, partially offset by the unfavorable change in fair value of market risk benefits.

Noncontrolling Interests

Noncontrolling interests increased by $1.3 billion to $455 million in 2023 from $(881) million in 2022, primarily due to the favorable change in fair value of reinsurance assets primarily driven by a decrease in US Treasury rates and credit spread tightening in the current year compared to a significant increase in US Treasury rates and credit spread widening in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended March 31,
(In millions)	2023	2022
Fixed income and other investment income	$1,958	$1,207
Alternative investment income	185	448
Net investment earnings	2,143	1,655
Strategic capital management fees	14	12
Cost of funds	(1,235)	(822)
Net investment spread	922	845
Other operating expenses	(126)	(109)
Interest and other financing costs	(109)	(62)
Spread related earnings	$687	$674

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Spread Related Earnings

SRE increased by $13 million, or 2%, to $687 million in 2023 from $674 million in 2022. The increase in SRE was driven by higher net investment earnings, largely offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $488 million primarily driven by higher floating rate income, $20.2 billion of growth in our average net invested assets and higher new money rates, partially offset by less favorable alternative investment performance, primarily related to real estate funds and Challenger Life Company Limited (Challenger), compared to the prior year. Cost of funds increased $413 million primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and growth in the block of business. Interest and other financing costs increased $47 million due to the increase in issuances of short term repurchase agreements during the quarter, as well as interest expense and preferred stock dividends related to our debt and preferred stock issuances in the fourth quarter of the prior year.

Net Investment Spread

	Three months ended March 31,
	2023	2022
Fixed income and other investment earned rate	4.13%	2.83%
Alternative investment earned rate	6.12%	16.61%
Net investment earned rate	4.25%	3.65%
Strategic capital management fees	0.03%	0.03%
Cost of funds	2.45%	1.81%
Net investment spread	1.83%	1.87%

Net investment spread decreased 4 basis points to 1.83% in 2023 from 1.87% in 2022, driven by higher cost of funds, partially offset by a higher net investment earned rate.

Net investment earned rate increased 60 basis points to 4.25% in 2023 from 3.65% in 2022, primarily due to higher returns in our fixed income portfolio, partially offset by less favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.13% in 2023, an increase from 2.83% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 6.12% in 2023, a decrease from 16.61% in 2022, primarily driven by lower returns on real estate funds related to lower home price appreciation in comparison to the prior year as well as a decrease in share price on our investment in Challenger.

Cost of funds increased by 64 basis points to 2.45% in 2023, from 1.81% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

Adjustments to net income (loss) available to AHL common shareholder are comprised of investment gains (losses), net of offsets, non-operating change in insurance liabilities and related derivatives, integration, restructuring and other non-operating expenses and stock compensation expense. The increase in adjustments to net income (loss) available to AHL common shareholder compared to 2022 was primarily driven by the increase in investment related gains and (losses), partially offset by the decrease in non-operating change in insurance liabilities and related derivatives.

Investment related gains and (losses), net of offsets, were favorable $3.0 billion primarily due to the changes in fair value of reinsurance assets and mortgage loan assets as well as a decrease in the provision for credit losses. The favorable changes in fair value of reinsurance assets of $2.0 billion and mortgage loans of $1.0 billion were primarily due to a decrease in US Treasury rates and credit spread tightening in the current year compared to a significant increase in US Treasury rates and credit spread widening in the prior year. The favorable change in the provision for credit losses of $116 million (net of noncontrolling interests) was primarily due to unfavorable economics in the prior year, including impacts from the conflict between Russia and Ukraine and exposure to China’s real estate market.

Non-operating change in insurance liabilities and related derivatives was unfavorable $784 million due to the change in fair value of market risk benefits, partially offset by the favorable net change in FIA derivatives. The change in fair value of market risk benefits was primarily driven by a decrease in the risk-free rate in the outer years of the curve. The favorable change in net FIA derivatives was primarily due to the favorable performance of the equity indices to which our FIA policies are linked, primarily the S&P 500 index, which experienced an increase of 7.0% in 2023, compared to a decrease of 4.9% in 2022, as well as the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in the prior year, partially offset by the impact of rates on policyholder projected benefits.

Investment Portfolio
We had consolidated investments, including related parties and VIEs, of $219.4 billion and $212.1 billion as of March 31, 2023 and December 31, 2022, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% – 6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base and sub-allocation fees, of $222 million and $186 million, respectively, during the three months ended March 31, 2023 and 2022. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $303 million, and $299 million, respectively, for the three months ended March 31, 2023 and 2022. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA 1, based upon the economic ownership of the noncontrolling interest in ACRA 1.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $206.7 billion and $196.5 billion as of March 31, 2023 and December 31, 2022, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and VIEs:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$106,713	48.6%	$102,404	48.3%
Trading securities, at fair value	1,652	0.8%	1,595	0.8%
Equity securities	1,368	0.6%	1,487	0.7%
Mortgage loans, at fair value	29,949	13.6%	27,454	12.9%
Investment funds	77	—%	79	—%
Policy loans	339	0.2%	347	0.2%
Funds withheld at interest	31,084	14.2%	32,880	15.5%
Derivative assets	3,956	1.8%	3,309	1.6%
Short-term investments	627	0.3%	2,160	1.0%
Other investments	701	0.3%	773	0.4%
Total investments	176,466	80.4%	172,488	81.4%
Investments in related parties
AFS securities, at fair value	11,866	5.4%	9,821	4.6%
Trading securities, at fair value	885	0.4%	878	0.4%
Equity securities, at fair value	251	0.1%	279	0.1%
Mortgage loans, at fair value	1,324	0.6%	1,302	0.6%
Investment funds	1,595	0.7%	1,569	0.7%
Funds withheld at interest	9,462	4.3%	9,808	4.6%
Short-term investments	1,043	0.5%	—	—%
Other investments	338	0.2%	303	0.2%
Total related party investments	26,764	12.2%	23,960	11.2%
Total investments including related parties	203,230	92.6%	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	1,069	0.5%	1,063	0.5%
Mortgage loans, at fair value	2,119	1.0%	2,055	1.0%
Investment funds, at fair value	12,880	5.9%	12,480	5.9%
Other investments, at fair value	99	—%	101	—%
Total investments owned by consolidated VIEs	16,167	7.4%	15,699	7.4%
Total investments including related parties and VIEs	$219,397	100.0%	$212,147	100.0%

The increase in our total investments, including related parties and VIEs, as of March 31, 2023 of $7.3 billion compared to December 31, 2022 was primarily driven by growth from gross organic inflows of $11.9 billion in excess of gross liability outflows of $6.9 billion, unrealized gains on AFS securities in the three months ended March 31, 2023 of $2.1 billion resulting from the decrease in US Treasury rates and credit spread tightening in the current year and the reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hold derivatives for economic hedging purposes to reduce our exposure to the cash flow variability of assets and liabilities, equity market risk, interest rate risk, credit risk and foreign exchange risk. Our primary use of derivative instruments relates to providing the income needed to fund the annual index credits on our FIA products. We primarily use fixed indexed options to economically hedge indexed annuity products that guarantee the return of principal to the policyholder and credit interest based on a percentage of the gain in a specific market index.

With respect to derivative positions, we transact with highly rated counterparties, and expect the counterparties to fulfill their obligations under the contracts. We generally use industry standard agreements and annexes with bilateral collateral provisions to further reduce counterparty credit exposure.

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of March 31, 2023, these investments totaled $37.7 billion, or 14.7% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels Donlen and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas Securitized Products Holdings LP (Atlas), which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$9,462	3.7%	$9,808	4.0%
Securitizations of unaffiliated assets where Apollo is manager	14,111	5.5%	11,141	4.5%
Investments in Apollo funds	5,683	2.2%	5,410	2.2%
Strategic investments in Apollo direct origination platforms	5,866	2.3%	5,509	2.2%
Strategic investments in insurance companies	2,541	1.0%	2,502	1.0%
Other[1]	73	—%	73	—%
Total related party investments	$37,736	14.7%	$34,443	13.9%
[1] Prior period was updated to include other investments considered related party.

As of March 31, 2023, a $9.5 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party assets. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of March 31, 2023, $29.3 billion, or 14.2% of our total net invested assets were related party investments. Of these, approximately $17.6 billion, or 8.5% of our net invested assets were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $11.6 billion, or 5.7% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$17,623	8.5%	$14,847	7.6%
Investments in Apollo funds	4,455	2.2%	5,521	2.8%
Strategic investments in Apollo direct origination platforms	4,717	2.3%	5,509	2.8%
Strategic investments in insurance companies	2,432	1.2%	2,391	1.2%
Other[1]	56	—%	59	—%
Total related party net invested assets	$29,283	14.2%	$28,327	14.4%
[1] Prior period was updated to include other investments considered related party.

AFS Securities

We invest in AFS securities and attempt to source investments that match our future cash flow needs. However, we may sell any of our investments in advance of maturity to timely satisfy our liabilities as they become due or in order to respond to a change in the credit profile or other characteristics of the particular investment.

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities are charged or credited to other comprehensive income, net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of income (loss).

The distribution of our AFS securities, including related parties, by type is as follows:

	March 31, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,327	$—	$6	$(630)	$2,703	2.3%
US state, municipal and political subdivisions	1,215	—	—	(249)	966	0.8%
Foreign governments	1,205	(27)	5	(261)	922	0.8%
Corporate	75,348	(79)	167	(12,295)	63,141	53.2%
CLO	18,643	(4)	134	(1,207)	17,566	14.8%
ABS	11,696	(31)	31	(823)	10,873	9.2%
CMBS	4,717	(5)	2	(524)	4,190	3.5%
RMBS	7,050	(356)	197	(539)	6,352	5.4%
Total AFS securities	123,201	(502)	542	(16,528)	106,713	90.0%
AFS securities – related parties
Corporate	1,180	—	1	(54)	1,127	1.0%
CLO	3,736	(1)	14	(236)	3,513	3.0%
ABS	7,480	—	12	(266)	7,226	6.0%
Total AFS securities – related parties	12,396	(1)	27	(556)	11,866	10.0%
Total AFS securities including related parties	$135,597	$(503)	$569	$(17,084)	$118,579	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577	2.3%
US state, municipal and political subdivisions	1,218	—	—	(291)	927	0.8%
Foreign governments	1,207	(27)	3	(276)	907	0.8%
Corporate	74,644	(61)	92	(13,774)	60,901	54.3%
CLO	17,722	(7)	115	(1,337)	16,493	14.7%
ABS	11,447	(29)	15	(906)	10,527	9.4%
CMBS	4,636	(5)	6	(479)	4,158	3.7%
RMBS	6,775	(329)	64	(596)	5,914	5.3%
Total AFS securities	120,982	(458)	295	(18,415)	102,404	91.3%
AFS securities – related parties
Corporate	1,028	—	1	(47)	982	0.9%
CLO	3,346	(1)	10	(276)	3,079	2.7%
ABS	6,066	—	3	(309)	5,760	5.1%
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821	8.7%
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1,2]	$22,816	19.2%	$21,591	19.2%
Financial[2]	21,141	17.8%	20,734	18.5%
Utilities	13,673	11.5%	13,100	11.7%
Communication	3,238	2.7%	3,097	2.8%
Transportation	3,400	2.9%	3,361	3.0%
Total corporate	64,268	54.1%	61,883	55.2%
Other government-related securities
US state, municipal and political subdivisions	966	0.8%	927	0.8%
Foreign governments	922	0.8%	907	0.8%
US government and agencies	2,703	2.3%	2,577	2.3%
Total non-structured securities	68,859	58.0%	66,294	59.1%
Structured securities
CLO	21,079	17.8%	19,572	17.4%
ABS	18,099	15.3%	16,287	14.5%
CMBS	4,190	3.5%	4,158	3.7%
RMBS
Agency	12	—%	12	—%
Non-agency	6,340	5.4%	5,902	5.3%
Total structured securities	49,720	42.0%	45,931	40.9%
Total AFS securities including related parties	$118,579	100.0%	$112,225	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.
[2] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $118.6 billion and $112.2 billion as of March 31, 2023 and December 31, 2022, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows, unrealized gains on AFS securities in the three months ended March 31, 2023 of $2.1 billion attributed to a decrease in US Treasury rates and credit spread tightening as well as reinvestment of earnings.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	March 31, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$70,365	$62,241	52.5%	$67,739	$58,470	52.1%
2 A-C	59,680	51,589	43.5%	58,139	49,067	43.7%
Total investment grade	130,045	113,830	96.0%	125,878	107,537	95.8%
3 A-C	3,723	3,292	2.8%	3,813	3,302	3.0%
4 A-C	1,098	913	0.7%	1,103	925	0.8%
5 A-C	249	203	0.2%	237	190	0.2%
6	482	341	0.3%	391	271	0.2%
Total below investment grade	5,552	4,749	4.0%	5,544	4,688	4.2%
Total AFS securities including related parties	$135,597	$118,579	100.0%	$131,422	$112,225	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 96.0% and 95.8% as of March 31, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$54,853	46.3%	$51,926	46.3%
BBB	47,215	39.8%	44,783	39.9%
Non-rated[1]	9,675	8.1%	8,985	8.0%
Total investment grade	111,743	94.2%	105,694	94.2%
BB	3,271	2.8%	3,176	2.8%
B	814	0.7%	749	0.7%
CCC	1,068	0.9%	1,055	0.9%
CC and lower	774	0.6%	584	0.5%
Non-rated[1]	909	0.8%	967	0.9%
Total below investment grade	6,836	5.8%	6,531	5.8%
Total AFS securities including related parties	$118,579	100.0%	$112,225	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 5.8% as of each of March 31, 2023 and December 31, 2022. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of March 31, 2023 and December 31, 2022, non-rated securities were comprised 73% and 74%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 17% and 16%, respectively, of RMBS, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of March 31, 2023 and December 31, 2022, 91% and 90%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $18.1 billion and $16.3 billion as of March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$10,397	57.3%	$9,681	59.4%
2 A-C	6,923	38.3%	5,912	36.3%
Total investment grade	17,320	95.6%	15,593	95.7%
3 A-C	571	3.2%	505	3.1%
4 A-C	191	1.1%	172	1.1%
5 A-C	14	0.1%	13	0.1%
6	3	—%	4	—%
Total below investment grade	779	4.4%	694	4.3%
Total AFS ABS including related parties	$18,099	100.0%	$16,287	100.0%

NRSRO rating agency designation
AAA/AA/A	$10,070	55.6%	$9,620	59.1%
BBB	7,171	39.6%	5,901	36.2%
Non-rated[1]	79	0.4%	73	0.4%
Total investment grade	17,320	95.6%	15,594	95.7%
BB	571	3.2%	505	3.1%
B	191	1.1%	172	1.1%
CCC	14	0.1%	13	0.1%
CC and lower	3	—%	3	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	779	4.4%	693	4.3%
Total AFS ABS including related parties	$18,099	100.0%	$16,287	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of March 31, 2023 and December 31, 2022, a substantial majority of our AFS ABS portfolio, 95.6% and 95.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 95.6% and 95.7%, respectively, of securities were considered investment grade based on NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic flows in the current year.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $21.1 billion and $19.6 billion as of March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$13,559	64.3%	$12,483	63.8%
2 A-C	7,378	35.0%	6,955	35.5%
Total investment grade	20,937	99.3%	19,438	99.3%
3 A-C	124	0.6%	116	0.6%
4 A-C	18	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	142	0.7%	134	0.7%
Total AFS CLO including related parties	$21,079	100.0%	$19,572	100.0%

NRSRO rating agency designation
AAA/AA/A	$13,559	64.3%	$12,483	63.8%
BBB	7,378	35.0%	6,955	35.5%
Non-rated	—	—%	—	—%
Total investment grade	20,937	99.3%	19,438	99.3%
BB	124	0.6%	116	0.6%
B	18	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	142	0.7%	134	0.7%
Total AFS CLO including related parties	$21,079	100.0%	$19,572	100.0%

As of each of March 31, 2023 and December 31, 2022, 99.3%, of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in the current year as well as unrealized gains attributed to a decrease in US Treasury rates and credit spread tightening.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $4.2 billion as of each of March 31, 2023 and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$3,168	75.5%	$3,114	74.9%
2 A-C	675	16.1%	695	16.7%
Total investment grade	3,843	91.6%	3,809	91.6%
3 A-C	175	4.2%	178	4.3%
4 A-C	53	1.3%	54	1.3%
5 A-C	87	2.1%	85	2.0%
6	32	0.8%	32	0.8%
Total below investment grade	347	8.4%	349	8.4%
Total AFS CMBS	$4,190	100.0%	$4,158	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,285	54.5%	$2,326	55.9%
BBB	655	15.6%	642	15.5%
Non-rated[1]	479	11.5%	483	11.6%
Total investment grade	3,419	81.6%	3,451	83.0%
BB	554	13.2%	500	12.0%
B	125	3.0%	117	2.8%
CCC	79	1.9%	77	1.9%
CC and lower	13	0.3%	13	0.3%
Non-rated[1]	—	—%	—	—%
Total below investment grade	771	18.4%	707	17.0%
Total AFS CMBS	$4,190	100.0%	$4,158	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of each of March 31, 2023 and December 31, 2022, 91.6% of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 81.6% and 83.0%, as of March 31, 2023 and December 31, 2022, respectively, of securities were considered investment grade based on NRSRO ratings.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.4 billion and $5.9 billion as of March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,468	86.1%	$5,069	85.7%
2 A-C	262	4.1%	286	4.8%
Total investment grade	5,730	90.2%	5,355	90.5%
3 A-C	284	4.5%	304	5.2%
4 A-C	211	3.3%	185	3.1%
5 A-C	79	1.2%	67	1.1%
6	48	0.8%	3	0.1%
Total below investment grade	622	9.8%	559	9.5%
Total AFS RMBS	$6,352	100.0%	$5,914	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,070	32.6%	$1,904	32.2%
BBB	544	8.6%	679	11.5%
Non-rated[1]	1,455	22.9%	1,301	22.0%
Total investment grade	4,069	64.1%	3,884	65.7%
BB	107	1.7%	97	1.6%
B	119	1.9%	112	1.9%
CCC	972	15.3%	960	16.2%
CC and lower	739	11.6%	542	9.2%
Non-rated[1]	346	5.4%	319	5.4%
Total below investment grade	2,283	35.9%	2,030	34.3%
Total AFS RMBS	$6,352	100.0%	$5,914	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 90.2% and 90.5% as of March 31, 2023 and December 31, 2022, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry most of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized our RMBS portfolio to be 64.1% and 65.7% investment grade as of March 31, 2023 and December 31, 2022, respectively.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income. Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of March 31, 2023, our AFS securities, including related parties, had a fair value of $118.6 billion, which was 12.6% below amortized cost of $135.6 billion. As of December 31, 2022, our AFS securities, including related parties, had a fair value of $112.2 billion, which was 14.6% below amortized cost of $131.4 billion. Our fair value of AFS securities as of both March 31, 2023 and December 31, 2022 were below amortized cost as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting with subsequent losses driven by the increase in US Treasury rates and credit spread widening post-merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	March 31, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$57,848	$(7,898)	$49,950	86.3%	$62,241	(12.7)%
2 A-C	54,366	(8,069)	46,297	85.2%	51,589	(15.6)%
Total investment grade	112,214	(15,967)	96,247	85.8%	113,830	(14.0)%
3 A-C	3,053	(388)	2,665	87.3%	3,292	(11.8)%
4 A-C	708	(111)	597	84.3%	913	(12.2)%
5 A-C	143	(23)	120	83.9%	203	(11.3)%
6	197	(24)	173	87.8%	341	(7.0)%
Total below investment grade	4,101	(546)	3,555	86.7%	4,749	(11.5)%
Total	$116,315	$(16,513)	$99,802	85.8%	$118,579	(13.9)%

	December 31, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$58,030	$(8,959)	$49,071	84.6%	$58,470	(15.3)%
2 A-C	54,616	(9,035)	45,581	83.5%	49,067	(18.4)%
Total investment grade	112,646	(17,994)	94,652	84.0%	107,537	(16.7)%
3 A-C	3,222	(455)	2,767	85.9%	3,302	(13.8)%
4 A-C	742	(101)	641	86.4%	925	(10.9)%
5 A-C	134	(25)	109	81.3%	190	(13.2)%
6	180	(18)	162	90.0%	271	(6.6)%
Total below investment grade	4,278	(599)	3,679	86.0%	4,688	(12.8)%
Total	$116,924	$(18,593)	$98,331	84.1%	$112,225	(16.6)%
The gross unrealized losses on AFS securities, including related parties, were $16.5 billion and $18.6 billion as of March 31, 2023 and December 31, 2022, respectively. The decrease in unrealized losses on AFS securities was driven by the decrease in US Treasury rates and credit spread tightening experienced in the current year.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 4 – Investments to the condensed consolidated financial statements.

As of March 31, 2023 and December 31, 2022, we held an allowance for credit losses on AFS securities of $503 million and $459 million, respectively. During the three months ended March 31, 2023, we recorded an increase in provision for credit losses on AFS securities of $44 million, of which $19 million had an income statement impact and $25 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from the Silicon Valley Bank failure. During the three months ended March 31, 2022, we recorded an increase in provision for credit losses on AFS securities of $177 million of which $191 million had an income statement impact and $(14) million related to PCD securities and other changes. The increase in the allowance for credit losses was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine, as well as exposure to China’s real estate market. The intent-to-sell impairments for the three months ended March 31, 2023 and 2022 were $41 million and $0 million, respectively. The increase in our intent-to-sell impairments was primarily driven by impacts from the Silicon Valley Bank failure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of March 31, 2023 and December 31, 2022, 35% and 36%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	March 31, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$6,063	$5,515	13.2%	$6,023	$5,326	13.3%
Other Europe	11,203	9,241	22.1%	11,062	8,899	22.1%
Total Europe	17,266	14,756	35.3%	17,085	14,225	35.4%
Non-US North America	21,476	19,877	47.6%	20,599	18,936	47.1%
Australia & New Zealand	3,065	2,641	6.3%	2,933	2,494	6.2%
Central & South America	1,693	1,439	3.4%	1,704	1,443	3.6%
Africa & Middle East	2,238	1,889	4.5%	2,253	1,900	4.7%
Asia/Pacific	1,528	1,196	2.9%	1,535	1,192	3.0%
Total	$47,266	$41,798	100.0%	$46,109	$40,190	100.0%

Approximately 97.6% and 97.3% of these securities are investment grade by NAIC designation as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, 11% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 25% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of March 31, 2023, we held Russian AFS securities of $31 million, including related parties. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties and VIEs, were $3.6 billion and $3.5 billion as of March 31, 2023 and December 31, 2022, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, CLO and ABS equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The increase in trading securities was primarily driven by unrealized gains related to a decrease in US Treasury rates and credit spread tightening.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,535	13.6%	$4,651	15.1%
Retail	1,450	4.4%	1,454	4.7%
Apartment	7,506	22.5%	6,692	21.7%
Hotels	1,873	5.6%	1,855	6.1%
Industrial	2,242	6.7%	2,047	6.6%
Other commercial[1]	3,417	10.2%	3,409	11.1%
Total commercial mortgage loans	21,023	63.0%	20,108	65.3%
Residential loans	12,369	37.0%	10,703	34.7%
Total mortgage loans, including related parties and VIEs	$33,392	100.0%	$30,811	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $33.4 billion and $30.8 billion as of March 31, 2023 and December 31, 2022, respectively. This included $1.7 billion of mezzanine mortgage loans as of each of March 31, 2023 and December 31, 2022. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

In connection with the merger in prior year, we elected the fair value option on our mortgage loan portfolio; therefore, we no longer have an allowance for credit losses for commercial and residential loans. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of income (loss).

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2023 and December 31, 2022, we had $444 million and $474 million, respectively, of mortgage loans that were 90 days past due, of which $93 million and $99 million, respectively, were in the process of foreclosure. As of March 31, 2023 and December 31, 2022, $199 million and $221 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$43	0.3%	$46	0.3%
Hybrid	28	0.2%	32	0.2%
Other	6	—%	1	—%
Total investment funds	77	0.5%	79	0.5%
Investment funds – related parties
Strategic origination platforms	35	0.2%	34	0.2%
Strategic insurance platforms	1,305	9.0%	1,259	8.9%
Apollo and other fund investments
Equity	228	1.6%	246	1.8%
Yield	5	—%	5	—%
Other	22	0.2%	25	0.2%
Total investment funds – related parties	1,595	11.0%	1,569	11.1%
Investment funds owned by consolidated VIEs
Strategic origination platforms	4,991	34.3%	4,829	34.2%
Strategic insurance platforms	515	3.5%	529	3.8%
Apollo and other fund investments
Equity	2,815	19.3%	2,640	18.7%
Hybrid	3,180	21.9%	3,112	22.0%
Yield	1,091	7.5%	1,044	7.4%
Other	288	2.0%	326	2.3%
Total investment funds owned by consolidated VIEs	12,880	88.5%	12,480	88.4%
Total investment funds, including related parties and VIEs	$14,552	100.0%	$14,128	100.0%

Overall, the total investment funds, including related parties and consolidated VIEs, were $14.6 billion and $14.1 billion, respectively, as of March 31, 2023 and December 31, 2022. See Note 4 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by contributions from third-party investors into AAA, a consolidated VIE.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of March 31, 2023, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US state, municipal and political subdivisions	$272	0.7%	$263	0.6%
Foreign governments	412	1.0%	401	1.0%
Corporate	19,569	48.3%	19,944	46.7%
CLO	3,545	8.7%	3,875	9.1%
ABS	5,333	13.1%	5,977	14.0%
CMBS	1,012	2.5%	1,122	2.6%
RMBS	1,065	2.6%	1,138	2.7%
Equity securities	352	0.9%	373	0.9%
Mortgage loans	7,603	18.7%	8,025	18.8%
Investment funds	1,142	2.8%	1,126	2.6%
Derivative assets	147	0.4%	141	0.3%
Short-term investments	129	0.3%	184	0.4%
Cash and cash equivalents	512	1.3%	557	1.3%
Other assets and liabilities	(547)	(1.3)%	(438)	(1.0)%
Total funds withheld at interest including related parties	$40,546	100.0%	$42,688	100.0%

As of March 31, 2023 and December 31, 2022, we held $40.5 billion and $42.7 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 94.8% and 94.3% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of March 31, 2023 and December 31, 2022, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains attributed to a decrease in US Treasury rates and credit spread tightening.

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

A discussion regarding our derivative instruments and how such instruments are used to manage risk is included in Note 5 – Derivative Instruments to the condensed consolidated financial statements.

As part of our risk management strategies, management continually evaluates our derivative instrument holdings and the effectiveness of such holdings in addressing risks identified in our operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$80,701	39.0%	$80,800	41.1%
CLO	20,563	9.9%	19,881	10.1%
Credit	101,264	48.9%	100,681	51.2%
CML	24,306	11.8%	23,750	12.1%
RML	12,306	6.0%	11,147	5.7%
RMBS	7,550	3.7%	7,363	3.7%
CMBS	4,463	2.2%	4,495	2.3%
Real estate	48,625	23.7%	46,755	23.8%
ABS	21,566	10.4%	20,680	10.5%
Alternative investments	12,103	5.9%	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,703	1.3%	2,715	1.4%
Equity securities	1,708	0.8%	1,737	0.9%
Short-term investments	1,608	0.8%	1,930	1.0%
US government and agencies	2,685	1.3%	2,691	1.4%
Other investments	42,373	20.5%	41,832	21.3%
Cash and equivalents	12,672	6.1%	5,481	2.8%
Policy loans and other	1,815	0.8%	1,702	0.9%
Net invested assets	206,749	100.0%	196,451	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $206.7 billion and $196.5 billion as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, corporate securities included $24.9 billion of private placements, which represented 12.0% of our net invested assets. The increase in net invested assets as of March 31, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $11.9 billion in excess of net liability outflows of $5.5 billion, the issuance of $3.0 billion of short-term repurchase agreements during the quarter and reinvestment of earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	March 31, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$647	5.3%	$662	5.5%
Redding Ridge	610	5.0%	624	5.2%
NNN Lease	552	4.6%	579	4.8%
MidCap Financial	612	5.1%	604	5.0%
Foundation Home Loans	288	2.4%	302	2.5%
PK AirFinance	247	2.0%	251	2.1%
Aqua Finance	269	2.2%	267	2.2%
Other	249	2.1%	308	2.5%
Total strategic origination platforms	3,474	28.7%	3,597	29.8%
Strategic retirement services platforms
Athora	1,076	8.9%	1,012	8.4%
Catalina	407	3.4%	417	3.4%
FWD	400	3.3%	400	3.3%
Challenger	260	2.2%	294	2.4%
Venerable	235	1.9%	241	2.0%
Other	—	—%	20	0.2%
Total strategic retirement services platforms	2,378	19.7%	2,384	19.7%
Apollo and other fund investments
Equity
Real estate	1,154	9.5%	1,212	10.0%
Traditional private equity	1,054	8.7%	947	7.8%
Other	165	1.4%	189	1.6%
Total equity	2,373	19.6%	2,348	19.4%
Hybrid
Real estate	1,216	10.0%	1,289	10.7%
Other	1,315	10.9%	1,315	10.9%
Total hybrid	2,531	20.9%	2,604	21.6%
Yield	883	7.3%	885	7.3%
Total Apollo and other fund investments	5,787	47.8%	5,837	48.3%
Other	464	3.8%	261	2.2%
Net alternative investments	$12,103	100.0%	$12,079	100.0%

Net alternative investments were $12.1 billion as of both March 31, 2023 and December 31, 2022 , representing 5.9% and 6.1% of our net invested assets portfolio as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we have contributed approximately 69% of our net alternative investments to AAA.

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

Our alternative investment in Athora had a carrying value of $1.1 billion and $1.0 billion as of March 31, 2023 and December 31, 2022, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 11.68% and 21.98% for the three months ended March 31, 2023 and 2022, respectively. Alternative investment income from Athora was $31 million and $46 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in alternative investment income for the three months ended March 31, 2023 was primarily due to a valuation increase in the prior year.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to AHL common shareholder to spread related earnings is as follows:

	Three months ended March 31,
(In millions)	2023	2022
Net income (loss) available to Athene Holding Ltd. common shareholder	$721	$(1,050)
Preferred stock dividends	47	35
Net income (loss) attributable to noncontrolling interests	455	(881)
Net income (loss)	1,223	(1,896)
Income tax expense (benefit)	163	(284)
Income (loss) before income taxes	1,386	(2,180)
Investment gains (losses), net of offsets	397	(2,603)
Non-operating change in insurance liabilities and related derivatives	(135)	649
Integration, restructuring and other non-operating expenses	(29)	(34)
Stock compensation expense	(16)	(12)
Preferred stock dividends	47	35
Noncontrolling interests – pre-tax income (loss) and VIE adjustments	435	(889)
Total adjustments to income (loss) before income taxes	699	(2,854)
Spread related earnings	$687	$674

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholder’s equity is as follows:

(In millions)	March 31, 2023	December 31, 2022
Total AHL shareholders’ equity	$8,698	$7,158
Less: Preferred stock	3,154	3,154
Total AHL common shareholder's equity	5,544	4,004
Less: Accumulated other comprehensive loss	(6,148)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(2,791)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,022)	(2,201)
Total adjusted AHL common shareholder's equity	$16,505	$16,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

(In millions, except percentages)	March 31, 2023	December 31, 2022
Total debt	$3,650	$3,658
Less: Adjustment to arrive at notional debt	250	258
Notional debt	$3,400	$3,400

Total debt	$3,650	$3,658
Total AHL shareholders’ equity	8,698	7,158
Total capitalization	12,348	10,816
Less: Accumulated other comprehensive loss	(6,148)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(2,791)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,022)	(2,201)
Less: Adjustment to arrive at notional debt	250	258
Total adjusted capitalization	$23,059	$23,207

Debt to capital ratio	29.6%	33.8%
Accumulated other comprehensive loss	(7.8)%	(10.5)%
Accumulated change in fair value of reinsurance assets	(3.5)%	(4.5)%
Accumulated change in fair value of mortgage loan assets	(2.6)%	(3.2)%
Adjustment to arrive at notional debt	(1.0)%	(0.9)%
Adjusted debt to capital ratio	14.7%	14.7%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended March 31,
	2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$2,407	4.78%	$1,683	3.71%
Change in fair value of reinsurance assets	70	0.14%	220	0.49%
VIE earnings and noncontrolling interest	200	0.40%	79	0.17%
Alternative gains (losses)	(9)	(0.02)%	18	0.04%
ACRA noncontrolling interest	(448)	(0.89)%	(305)	(0.67)%
Reinsurance impacts	(64)	(0.13)%	—	—%
Apollo investment gain	—	—%	(33)	(0.07)%
Held for trading amortization and other	(13)	(0.03)%	(7)	(0.02)%
Total adjustments to arrive at net investment earnings/earned rate	(264)	(0.53)%	(28)	(0.06)%
Total net investment earnings/earned rate	$2,143	4.25%	$1,655	3.65%

Average net invested assets	$201,600		$181,398

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended March 31,
	2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$2,674	5.31%	$1,899	4.19%
Premiums	(96)	(0.19)%	(2,110)	(4.65)%
Product charges	(198)	(0.39)%	(166)	(0.37)%
Other revenues	(13)	(0.03)%	3	0.01%
FIA option costs	365	0.72%	294	0.65%
Reinsurance impacts	(37)	(0.07)%	12	0.03%
Non-operating change in insurance liabilities and embedded derivatives	(873)	(1.73)%	1,080	2.38%
Policy and other operating expenses, excluding policy acquisition expenses	(310)	(0.62)%	(247)	(0.55)%
AmerUs Closed Block fair value liability	(42)	(0.08)%	127	0.28%
ACRA noncontrolling interest	(287)	(0.57)%	(81)	(0.18)%
Other	52	0.10%	11	0.02%
Total adjustments to arrive at cost of funds	(1,439)	(2.86)%	(1,077)	(2.38)%
Total cost of funds	$1,235	2.45%	$822	1.81%

Average net invested assets	$201,600		$181,398

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended March 31,
(In millions)	2023	2022
US GAAP policy and other operating expenses	$435	$338
Interest expense	(115)	(33)
Policy acquisition expenses, net of deferrals	(125)	(91)
Integration, restructuring and other non-operating expenses	(29)	(34)
Stock compensation expenses	(16)	(12)
ACRA noncontrolling interest	(17)	(51)
Other changes in policy and other operating expenses	(7)	(8)
Total adjustments to arrive at other operating expenses	(309)	(229)
Other operating expenses	$126	$109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	March 31, 2023	December 31, 2022
Total investments, including related parties	$203,230	$196,448
Derivative assets	(3,956)	(3,309)
Cash and cash equivalents (including restricted cash)	14,992	8,407
Accrued investment income	1,458	1,328
Net receivable (payable) for collateral on derivatives	(1,909)	(1,486)
Reinsurance funds withheld and modified coinsurance	942	1,423
VIE and VOE assets, liabilities and noncontrolling interest	12,799	12,747
Unrealized (gains) losses	19,782	22,284
Ceded policy loans	(175)	(179)
Net investment receivables (payables)	39	186
Allowance for credit losses	521	471
Other investments	(50)	(10)
Total adjustments to arrive at gross invested assets	44,443	41,862
Gross invested assets	247,673	238,310
ACRA noncontrolling interest	(40,924)	(41,859)
Net invested assets	$206,749	$196,451

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	March 31, 2023	December 31, 2022
Investment funds, including related parties and VIEs	$14,552	$14,128
Equity securities	469	509
CLO and ABS equities included in trading securities	229	225
Investment funds within funds withheld at interest	1,142	1,126
Royalties	15	15
Net assets of the VIE, excluding investment funds	(2,398)	(2,041)
Unrealized (gains) losses	43	44
ACRA noncontrolling interest	(1,860)	(1,836)
Other assets	(89)	(91)
Total adjustments to arrive at net alternative investments	(2,449)	(2,049)
Net alternative investments	$12,103	$12,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	March 31, 2023	December 31, 2022
Total liabilities	$244,604	$233,382
Debt	(3,650)	(3,658)
Derivative liabilities	(1,518)	(1,646)
Payables for collateral on derivatives and securities to repurchase	(7,331)	(3,841)
Other liabilities	(1,381)	(1,635)
Liabilities of consolidated VIEs	(847)	(815)
Reinsurance impacts	(9,090)	(9,176)
Policy loans ceded	(175)	(179)
Market risk benefit asset	(440)	(481)
ACRA noncontrolling interest	(35,281)	(35,981)
Total adjustments to arrive at net reserve liabilities	(59,713)	(57,412)
Net reserve liabilities	$184,891	$175,970

Liquidity and Capital Resources

There are two forms of liquidity relevant to our business: funding liquidity and balance sheet liquidity. Funding liquidity relates to the ability to fund operations. Balance sheet liquidity relates to our ability to liquidate or rebalance our balance sheet without incurring significant costs from fees, bid-offer spreads, or market impact. We manage our liquidity position by matching projected cash demands with adequate sources of cash and other liquid assets. Our principal sources of liquidity, in the ordinary course of business, are operating cash flows and holdings of cash, cash equivalents and other readily marketable assets.

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of March 31, 2023 was $104.9 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of March 31, 2023 was $20.6 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds, and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. We have access to additional liquidity through our $1.25 billion Credit Facility, with potential increases up to $1.75 billion. The Credit Facility was undrawn as of March 31, 2023 and had a remaining term of more than one year, subject to up to two one-year extensions. Additionally, we have access to our Liquidity Facility that has a borrowing capacity of $2.5 billion, with potential increases up to $3.0 billion. On February 7, 2023, we borrowed $1.0 billion from the Liquidity Facility for short-term cash flow needs, which was repaid in the first quarter of 2023. The Liquidity Facility was undrawn as of March 31, 2023 and has an initial 364-day term, subject to additional 364-day extensions. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of March 31, 2023 and December 31, 2022, approximately 78% and 76%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of each of March 31, 2023 and December 31, 2022, approximately 60% of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of March 31, 2023, approximately 26% of our net reserve liabilities were generally non-surrenderable, including funding agreements, buy-out pension group annuities and payout annuities, while 57% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of March 31, 2023 and December 31, 2022, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $4.9 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of March 31, 2023, the total maximum borrowing capacity under the FHLB facilities was limited to $55.3 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of March 31, 2023, we had the ability to draw up to an estimated $5.9 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

Securities Repurchase Agreements

We engage in repurchase transactions whereby we sell fixed income securities to third parties, primarily major brokerage firms or commercial banks, with a concurrent agreement to repurchase such securities at a determined future date. We require that, at all times during the term of the repurchase agreements, we maintain sufficient cash or other liquid assets sufficient to allow us to fund substantially all of the repurchase price. Proceeds received from the sale of securities pursuant to these arrangements are generally invested in short-term investments or maintained in cash, with the offsetting obligation to repurchase the security included within payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets. As per the terms of the repurchase agreements, we monitor the market value of the securities sold and may be required to deliver additional collateral (which may be in the form of cash or additional securities) to the extent that the value of the securities sold decreases prior to the repurchase date.

As of March 31, 2023 and December 31, 2022, the payables for repurchase agreements were $7.8 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $8.2 billion and $5.0 billion, respectively. As of March 31, 2023, payables for repurchase agreements were comprised of $4.9 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of March 31, 2023, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of March 31, 2023, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Three months ended March 31,
(In millions)	2023	2022
Net income (loss)	$1,223	$(1,896)
Non-cash revenues and expenses	(1,148)	2,051
Net cash provided by operating activities	75	155
Sales, maturities and repayments of investments	5,770	12,078
Purchases of investments	(12,096)	(18,411)
Other investing activities	407	168
Net cash used in investing activities	(5,919)	(6,165)
Inflows on investment-type policies and contracts	12,006	8,342
Withdrawals on investment-type policies and contracts	(2,707)	(2,245)
Other financing activities	3,419	(634)
Net cash provided by financing activities	12,718	5,463
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net increase (decrease) in cash and cash equivalents[1]	$6,877	$(551)

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $75 million and $155 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from pension group annuity transactions, net of withdrawals and an increase in cash paid for policy acquisition and other operating expenses, largely offset by an increase in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $5.9 billion and $6.2 billion for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash used in investing activities was driven by a decrease in the purchases of investments as a portion of our inflows for the quarter was maintained in cash to increase our liquidity position and receipt of cash from surrender of our corporate-owned life insurance policies, primarily offset by a decrease in the sales, maturities and repayments of investments.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from the issuance of preferred stock and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type policies, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $12.7 billion and $5.5 billion for the three months ended March 31, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily attributed to higher cash received from retail and flow reinsurance inflows, net of withdrawals, a $3.0 billion increase in short-term repurchase agreements and the payment of less common stock dividends as the prior year included the payment of a $750 million dividend to Apollo declared in December of 2021. Additional drivers of the increase include a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in 2023 compared to 2022 and net capital contributions from noncontrolling interests, including capital contributions from third-party investors into AAA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of March 31, 2023:

	Payments Due by Period
(In millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Interest sensitive contract liabilities	$181,100	$15,102	$39,863	$35,625	$90,510
Future policy benefits	42,490	1,606	4,301	4,302	32,281
Market risk benefits	5,721	—	—	—	5,721
Other policy claims and benefits	124	124	—	—	—
Dividends payable to policyholders	97	3	10	9	75
Debt[1]	5,314	110	306	306	4,592
Securities to repurchase[2]	8,406	5,086	1,385	1,935	—
Total	$243,252	$22,031	$45,865	$42,177	$133,179

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the March 31, 2023 interest rate.

Atlas Securitized Products Holdings LP

On February 8, 2023, the Company, Apollo and Credit Suisse AG (CS) undertook the first close of their previously announced transaction whereby certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has entered into an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of our guarantees related to the Transaction are not material to the condensed consolidated financial statements.

Holding Company Liquidity

Common Stock Dividends

We intend to pay regular common stock dividends to our parent company of $750 million per year, generally paid at the end of each quarter.

For the three months ended March 31, 2023, we paid common stock cash dividends of $374 million. We declared common stock cash dividends of $187 million on March 20, 2023, payable to the holder of AHL’s Class A common shares with a record date of March 27, 2023 and payment date of March 31, 2023 related to the current quarter. Additionally, we declared common stock cash dividends of $187 million on January 19, 2023, payable to the holder of AHL’s Class A common shares with a record date of January 25, 2023 and payment date of January 26, 2023 related to the prior quarter.

For the three months ended March 31, 2022, we declared common stock cash dividends of $188 million on March 30, 2022, payable to the holder of AHL’s Class A common shares with a record date of March 30, 2022 and payment date of March 31, 2022. Additionally we declared common stock cash dividends of $750 million on December 31, 2021, payable to the holder of AHL’s Class A common shares with a record date and payment date following the completion of the merger with AGM. The dividend was paid on January 4, 2022.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion Credit Facility, drawing on our undrawn $2.5 billion Liquidity Facility or by pursuing future issuances of debt or preference shares to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our Credit Facility contains various standard covenants with which we must comply, including maintaining a Consolidated Debt to Capitalization Ratio (as such term is defined in the Credit Facility) of not greater than 35% at the end of any quarter, maintaining a minimum Consolidated Net Worth (as such term is defined in the Credit Facility) of no less than $7.3 billion, and restrictions on our ability to incur debt and liens, in each case with certain exceptions. Our Liquidity Facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum Consolidated Net Worth (as such term is defined in the Liquidity Facility) of no less than $9.3 billion and restrictions on our ability to incur debt and liens, in each case with certain exceptions.

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

See Note 10 – Debt to the consolidated financial statements in our 2022 Annual Report for further information on debt.

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

See Note 11 – Equity to the consolidated financial statements in our 2022 Annual Report for further information on preferred stock.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of March 31, 2023.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of March 31, 2023 and December 31, 2022, the revolving note payable had an outstanding balance of $1.3 billion and $896 million, respectively.

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

ACRA 1 – ACRA 1 provides us with access to on-demand capital to support our growth strategies and capital deployment opportunities. ACRA 1 provides a capital source to fund both our inorganic and organic channels, including pension group annuity, funding agreement and retail channels. This strategic capital solution allows us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

ACRA 2 – We established ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. Athene currently owns 100% of ACRA 2’s economic and voting interests prior to the initial closing of ACRA 2, which is expected to occur on July 1, 2023.

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Amounts based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty, particularly related to the future performance of the underlying business, and will likely change in the future as additional information becomes available. Critical estimates and assumptions are evaluated on an ongoing basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect periodic changes in these estimates and assumptions. Critical accounting estimates are impacted significantly by our methods, judgments and assumptions used in the preparation of the consolidated financial statements. Due to the adoption of LDTI as of January 1, 2023, certain critical accounting estimates have changed. Accordingly, the below should be read in conjunction with our significant accounting policies described in Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the consolidated financial statements of our 2022 Annual Report, as well as Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements, which incorporates required updates from the adoption of LDTI. The following summary of our critical accounting estimates is intended to enhance one’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimate. Other than as described in this Item 2, there have been no material changes to our critical accounting estimates and judgments from those previously disclosed in our 2022 Annual Report. The following updates and supplements the critical accounting estimates and judgments in our 2022 Annual Report.

Future Policy Benefits

The future policy benefit liabilities associated with long duration contracts include term and whole-life products, accident and health, disability, and deferred and immediate annuities with life contingencies, which include pension group annuities with life contingencies. Liabilities for nonparticipating long duration contracts are established as the estimated present value of benefits we expect to pay to or on behalf of the policyholder and related expenses less the present value of the net premiums to be collected, referred to as the net premium ratio. For immediate annuities with life contingencies, the liability for future policy benefits is equal to the present value of future benefits and related expenses.

Liabilities for nonparticipating long-duration contracts are established using accepted actuarial valuation methods which require the use of assumptions related to discount rate, expenses and policyholder behavior. We base certain key assumptions related to policyholder behavior on industry standard data, adjusted to align with company experience, if needed. All cash flow assumptions, apart from expense assumptions, are established at contract issuance and reviewed annually, or more frequently, if actual experience suggests a revision is necessary.

Immediate annuities with life contingencies, which include pension group annuities with life contingencies, represent the significant majority of our liabilities for future policy benefits. Significant assumptions include discount rates, assumptions for policyholder longevity and policyholder utilization for contracts with deferred lives. In general, the reserve for future policy benefits will decrease when longevity decreases, resulting in remeasurement gains in the condensed consolidated statements of income (loss). Changes in the discount rate in periods after a cohort has closed will not impact interest expense recognition within the condensed consolidated statements of income (loss). However, changes in the discount rate will impact the recorded reserve on the condensed consolidated balance sheets, with an offsetting unrealized gain or loss recorded to other comprehensive income (loss). We use a single A rate to calculate the present value of reserves related to our immediate annuities with life contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For these limited-payment contracts where premiums are due over a significantly shorter period than the period over which benefits are provided, a deferred profit liability is established to the extent that gross premium exceeds the net premium reserve and included within future policy benefits. When the net premium ratio for the corresponding future policy benefit is updated for actual experience and changes to projected cash flow assumptions, both the future policy benefit reserve and deferred profit liability are retrospectively recalculated from the contract issuance date. Also included within the liability for future policy benefits is negative VOBA that was established for blocks of insurance contracts acquired through the merger with Apollo. Negative VOBA related to our immediate annuities with life contingencies is subsequently measured on a basis generally consistent with the deferred profit liability.

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	March 31, 2023
+100 bps discount rate	$(2,667)
–100 bps discount rate	3,106

Market Risk Benefits

Market risk benefits represent contracts or contract features that both provide protection to the contract holder from, and exposes the insurance entity to, other-than-nominal capital market risk. We issue and reinsure deferred annuity contracts, which includes both traditional deferred and indexed annuities, that contain GLWB and GMDB riders. These riders meet the criteria for and are classified as market risk benefits.

Market risk benefits are measured at fair value at the contract level and may be recorded as a liability or an asset. At contract inception, we assess the fees and assessments that are collectible from the policyholder, which include explicit rider fees and other contract fees, and allocate them to the extent they are attributable to the market risk benefit. These attributed fees are used in the valuation of the market risk benefits and are never negative or exceed total explicit fees collectible from the policyholder. We are also required to project the expected benefits that will be required for the riders in excess of the projected account balance. Determining the projected benefits in excess of the projected account balance requires judgment for economic and actuarial assumptions, both of which are used in determining future policyholder account growth that will drive the amount of benefits required.

Economic assumptions include interest rates and implied equity volatilities throughout the duration of the liability. For riders on indexed annuities, this also includes assumptions about projected equity returns, which impact expected index credits on the next policy anniversary date and future equity option costs. When economic assumptions lead to an increase in expected future policy growth from higher interest and index crediting during the accumulation period, the higher projected account balance at the time of rider utilization decreases the inherent value of the rider as less payments for benefits are required in excess of the account balance. All else constant, the increase in the projected account balance will, therefore, result in a decrease to the market risk benefit liability or an increase if the market risk benefit is in an asset position with remeasurement gains recorded in the condensed consolidated statements of income (loss).

Policyholder behavior assumptions are established using accepted actuarial valuation methods to estimate decrements to policies with riders including lapses, full and partial withdrawals (surrender rate) and mortality and the utilization of the benefit riders. Base lapse rates consider the level of surrender charges and are dynamically adjusted based on the level of current interest rates relative to the guaranteed rates and the amount by which any rider guarantees are in a net positive position. Rider utilization assumptions consider the number and timing of policyholders electing the riders. We track and update this assumption as experience emerges. Mortality assumptions are set at the product level and are generally based on standard industry tables with adjustments for historical experience and a provision for mortality improvement. While economic assumptions impact the projected account value and the benefits paid in excess of the account value, policyholder behavior assumptions, such as surrenders, impact the expected number of policies that will elect to utilize the rider. An expected increase in decrements and decrease in rider utilization, all else constant, will result in a decrease to the market risk benefit liability or an increase in the market risk benefit asset with remeasurement gains recorded in the condensed consolidated statements of income (loss).

All inputs, including expected fees and assessments and economic and policyholder behavior assumptions, are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For riders on indexed annuities, stochastic equity return scenarios are also included within the range. The discount rate used to present value the projected cash flows is a significant assumption, with the change in risk free rates expected to drive most of the movement in discount rates between periods. A risk margin is deducted from the discount rate to reflect the uncertainty in the projected cash flows, such as variations in policyholder behavior, and a credit spread is added to reflect our risk of nonperformance. If the discount rates used were to fluctuate, there would be a resulting change in reserves for the market risk benefits recorded through the condensed consolidated statements of income (loss), except for the portion related to the change in nonperformance risk, which is recorded through other comprehensive income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	March 31, 2023
+100 bps discount rate	$(718)
–100 bps discount rate	890

Deferred Acquisition Costs, Deferred Sales Inducements, and Value of Business Acquired

DAC, DSI and VOBA are no longer considered critical accounting estimates as a result of the adoption of LDTI as of January 1, 2023.

Impact of Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting us, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We regularly analyze our exposure to market risks, which reflect potential losses in value due to credit and counterparty risk, interest rate risk, currency risk, commodity price risk and equity price risk. As a result of that analysis, we have determined that we are primarily exposed to credit risk, interest rate risk and equity price risk. A description of our market risk exposures, including strategies used to manage our exposure to market risk, may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks of our 2022 Annual Report.
There have been no material changes to our market risk exposures from those previously disclosed in our 2022 Annual Report, except as described below.

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 25 basis points from levels as of March 31, 2023, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $570 million, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, we estimate a net decrease to our point-in-time pre-tax income from changes in the fair value of these financial instruments of $524 million, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates that persists for a 12-month period, the estimated impact to spread related earnings would be an increase of approximately $45 – $55 million, and a 25 basis point decrease would generally result in a similar decrease. This is driven by a change in investment income from floating rate assets and liabilities calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on net income (loss) of an immediate, parallel increase in interest rates of 25 basis points from levels as of March 31, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

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

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of March 31, 2023, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $408 million. As of December 31, 2022, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments in the estimated outcome as of March 31, 2023, when compared to December 31, 2022, is driven by equity market performance during the quarter, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Effective January 1, 2023, we adopted ASUs 2020-11, 2019-09 and 2018-12 (collectively, Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts), as discussed in Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 2 – Adoption of Accounting Pronouncement of the unaudited condensed consolidated financial statements included in Part I – Item 1. Financial Statements of this report. With this implementation, we updated our business processes and related control activities to consider new financial reporting requirements, including controls related to the update of assumptions and process used to determine the liabilities for future policy benefits, market risk benefits and amortization of deferred costs, as well as processes to produce new required disclosures.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from the risk factors previously described in Part I–Item 1A. Risk Factors of our 2022 Annual Report.

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

ATHENE HOLDING LTD.

Date: May 9, 2023	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)