Form 10-Q
period 2023-06-30
Athene Holding Ltd
filed 2023-08-07
CIK 1527469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2023, 203,805,432 of our Class A common shares were outstanding, all of which are held by Apollo Global Management, Inc.

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
•our dependence on key executives and inability to attract qualified personnel;
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

GLOSSARY OF SELECTED TERMS

Unless otherwise indicated in this report, the following terms have the meanings set forth below:

Entities

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives Aggregator, LP
AADE	Athene Annuity & Life Assurance Company
AAIA	Athene Annuity and Life Company
AAM	Apollo Asset Management, Inc., formerly known as Apollo Global Management, Inc.
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 1 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding Ltd.
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ACRA 2 HoldCo	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd.
ADIP	ADIP 1 and ADIP 2
ADIP 1	Apollo/Athene Dedicated Investment Program
ADIP 2	Apollo/Athene Dedicated Investment Program II
AGM	Apollo Global Management, Inc.
AHL	Athene Holding Ltd.
ALRe	Athene Life Re Ltd., a Bermuda reinsurance subsidiary
ALReI	Athene Life Re International Ltd., a Bermuda reinsurance subsidiary
AOG	Apollo Operating Group
Apollo	Apollo Global Management, Inc., together with its subsidiaries (other than us or our subsidiaries)
Apollo Group
(1) AGM and its subsidiaries, including AAM, (2) any investment fund or other collective investment vehicle whose general partner or managing member is owned, directly or indirectly, by clause (1), (3) BRH Holdings GP, Ltd. and each of its shareholders, (4) any executive officer or employee of AGM or AGM’s subsidiaries, and (5) any affiliate of a person described in clauses (1), (2), (3) or (4) above; provided none of AHL or its subsidiaries (other than ACRA) will be deemed to be a member of the Apollo Group

AUSA	Athene USA Corporation
Athora	Athora Holding Ltd.
BMA	Bermuda Monetary Authority
ISG	Apollo Insurance Solutions Group LP
Jackson	Jackson Financial, Inc., together with its subsidiaries
LIMRA	Life Insurance and Market Research Association
MidCap Financial	MidCap FinCo Designated Activity Company
NAIC	National Association of Insurance Commissioners
NYSDFS	New York State Department of Financial Services
US Treasury	United States Department of the Treasury
VIAC	Venerable Insurance and Annuity Company
Venerable	Venerable Holdings, Inc., together with its subsidiaries
Wheels Donlen	Wheels, Inc. (Wheels), merged with Donlen LLC (Donlen)

Certain Terms & Acronyms

Term or Acronym	Definition
ABS	Asset-backed securities
ACL	Authorized control level RBC as defined by the model created by the NAIC
ALM	Asset liability management
Alternative investments	Alternative investments, including investment funds, VIEs and certain equity securities due to their underlying characteristics
Base of earnings	Earnings generated from our results of operations and the underlying profitability drivers of our business
Bermuda capital	The capital of Athene’s non-US reinsurance subsidiaries calculated under US statutory accounting principles, including that for policyholder reserve liabilities which are subjected to US cash flow testing requirements, but (1) excluding certain items that do not exist under our applicable Bermuda requirements, such as interest maintenance reserves and (2) including certain Bermuda statutory accounting differences, such as marking to market of inception date investment gains or losses relating to reinsurance transactions. Bermuda capital may from time to time materially differ from the calculation of statutory capital under US statutory accounting principles primarily due to the foregoing differences.
Bermuda RBC	The risk-based capital ratio of our non-US reinsurance subsidiaries by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis. Adjustments are made to (1) exclude US subsidiaries which are included within our US RBC Ratio, (2) exclude our interests in the AOG units and other non-insurance subsidiary holding companies from our capital base and (3) limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Block reinsurance	A transaction in which the ceding company cedes all or a portion of a block of previously issued annuity contracts through a reinsurance agreement
BSCR	Bermuda Solvency Capital Requirement
CAL	Company action level risk-based capital as defined by the model created by the NAIC
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CML	Commercial mortgage loans
Consolidated RBC	The consolidated risk-based capital ratio of our non-US reinsurance and US insurance subsidiaries calculated by applying NAIC risk-based capital factors to the statutory financial statements on an aggregate basis, including interests in other non-insurance subsidiary holding companies; with an adjustment in Bermuda and non-insurance holding companies to limit RBC concentration charges such that when they are applied to determine target capital, the charges do not exceed 100% of the asset’s carrying value.
Cost of funds	Cost of funds includes liability costs related to cost of crediting on both deferred annuities, including, with respect to our fixed indexed annuities, option costs, and institutional costs related to institutional products, as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. Costs related to business that we have added through assumed reinsurance transactions are included and costs related to business that we have exited through ceded reinsurance transactions are excluded. Cost of funds is computed as the total liability costs divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods.
DAC	Deferred acquisition costs
Deferred annuities	Fixed indexed annuities, annual reset annuities, multi-year guaranteed annuities and registered index-linked annuities
DSI	Deferred sales inducement
Excess capital	Capital in excess of the level management believes is needed to support our current operating strategy
FIA	Fixed indexed annuity, which is an insurance contract that earns interest at a crediting rate based on a specified index on a tax-deferred basis
Fixed annuities	FIAs together with fixed rate annuities
Fixed rate annuity	An insurance contract that offers tax-deferred growth and the opportunity to produce a guaranteed stream of retirement income for the lifetime of its policyholder
Flow reinsurance	A transaction in which the ceding company cedes a portion of newly issued policies to the reinsurer
Funds withheld	Funds withheld modified coinsurance
GLWB	Guaranteed lifetime withdrawal benefit
GMDB	Guaranteed minimum death benefit
Gross invested assets	Represent the investments that directly back our gross reserve liabilities as well as surplus assets. Gross invested assets include (a) total investments on the consolidated balance sheet with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Gross invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions) and include investments supporting assumed funds withheld and modco agreements in order to match the assets with the income received. Gross invested assets include the entire investment balance attributable to ACRA as ACRA is 100% consolidated.
IMA	Investment management agreement
IMO	Independent marketing organization
Liability outflows	The aggregate of withdrawals on our deferred annuities, death benefits, pension group annuity benefit payments, payments on payout annuities, repurchases and maturities of our funding agreements and ceded reinsurance
Market risk benefits	Guaranteed lifetime withdrawal benefits and guaranteed minimum death benefits
MCR	Minimum capital requirements
MMS	Minimum margin of solvency

Term or Acronym	Definition
Modco	Modified coinsurance
MVA	Market value adjustment
MYGA	Multi-year guaranteed annuity
Net invested assets	Represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets include (a) total investments on the consolidated balance sheets, with available-for-sale securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions) and include investments supporting assumed funds withheld and modco agreements in order to match the assets with the income received. Net invested assets include our economic ownership of ACRA investments but do not include the investments associated with the noncontrolling interest.
Net investment earned rate	Computed as the income from our net invested assets divided by the average net invested assets for the relevant period, presented on an annualized basis for interim periods. The adjustments to net investment income to arrive at our net investment earned rate add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the noncontrolling interest. The gain or loss on our investment in Apollo was removed in prior years. Net investment earned rate includes the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and including the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. Net investment earned rate excludes the income and assets supporting business that has been exited through ceded reinsurance including funds withheld agreements.
Net investment spread	Net investment spread measures our investment performance plus our strategic capital management fees less our total cost of funds, presented on an annualized basis for interim periods
Net reserve liabilities	Represent our policyholder liability obligations net of reinsurance and used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our economic ownership of ACRA reserve liabilities but do not include the reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. Net reserve liabilities include the underlying liabilities assumed through modco reinsurance agreements in order to match the liabilities with the expenses incurred.
Payout annuities	Annuities with a current cash payment component, which consist primarily of single premium immediate annuities, supplemental contracts and structured settlements
Policy loan	A loan to a policyholder under the terms of, and which is secured by, a policyholder’s policy
RBC	Risk-based capital
RILA	Registered index-linked annuity, which is an insurance contract similar to an FIA that has the potential for higher returns but also has the potential risk of loss to principal and related earnings, subject to a floor
RMBS	Residential mortgage-backed securities
RML	Residential mortgage loan
Sales	All money paid into an individual annuity, including money paid into new contracts with initial purchase occurring in the specified period and existing contracts with initial purchase occurring prior to the specified period (excluding internal transfers)
SPIA	Single premium immediate annuity
Spread Related Earnings, or SRE	Pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers.
Surplus assets	Assets in excess of policyholder obligations, determined in accordance with the applicable domiciliary jurisdiction’s statutory accounting principles
TAC	Total adjusted capital as defined by the model created by the NAIC
US GAAP	Accounting principles generally accepted in the United States of America
US RBC	The CAL RBC ratio for AADE, our parent US insurance company
VIE	Variable interest entity
VOBA	Value of business acquired

Item 1. Financial Statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2023	December 31, 2022
Assets
Investments
Available-for-sale securities, at fair value (amortized cost: 2023 – $132,242 and 2022 – $120,982; allowance for credit losses: 2023 – $521 and 2022 – $458)	$115,152	$102,404
Trading securities, at fair value	1,628	1,595
Equity securities (portion at fair value: 2023 – $896 and 2022 – $1,087)	1,296	1,487
Mortgage loans, at fair value	34,668	27,454
Investment funds	123	79
Policy loans	336	347
Funds withheld at interest (portion at fair value: 2023 – $(4,356) and 2022 – $(4,847))	27,844	32,880
Derivative assets	5,114	3,309
Short-term investments (portion at fair value: 2023 – $650 and 2022 – $520)	650	2,160
Other investments (portion at fair value: 2023 – $547 and 2022 – $611)	741	773
Total investments	187,552	172,488
Cash and cash equivalents	10,601	7,779
Restricted cash	2,203	628
Investments in related parties
Available-for-sale securities, at fair value (amortized cost: 2023 – $13,969 and 2022 – $10,440; allowance for credit losses: 2023 – $1 and 2022 – $1)	13,407	9,821
Trading securities, at fair value	867	878
Equity securities, at fair value	313	279
Mortgage loans, at fair value	1,296	1,302
Investment funds (portion at fair value: 2023 – $1,061 and 2022 – $959)	1,636	1,569
Funds withheld at interest (portion at fair value: 2023 – $(1,297) and 2022 – $(1,425))	9,017	9,808
Short-term investments	891	—
Other investments, at fair value	343	303
Accrued investment income (related party: 2023 – $154 and 2022 – $105)	1,646	1,328
Reinsurance recoverable (portion at fair value: 2023 – $1,436 and 2022 – $1,388)	4,236	4,358
Deferred acquisition costs, deferred sales inducements and value of business acquired	5,166	4,466
Goodwill	4,065	4,058
Other assets (related party: 2023 – $189 and 2022 – $161)	7,914	8,693
Assets of consolidated variable interest entities
Investments
Trading securities, at fair value (related party: 2023 – $748 and 2022 – $0)	1,720	1,063
Mortgage loans, at fair value (related party: 2023 – $348 and 2022 – $342)	2,113	2,055
Investment funds, at fair value (related party: 2023 – $13,592 and 2022 – $10,068)	14,109	12,480
Other investments, at fair value (related party: 2023 – $74 and 2022 – $73)	100	101
Cash and cash equivalents	122	362
Other assets	120	112
Total assets	$269,437	$243,931

(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Balance Sheets (Unaudited)

(In millions)	June 30, 2023	December 31, 2022
Liabilities and Equity
Liabilities
Interest sensitive contract liabilities (related party: 2023 – $10,877 and 2022 – $11,889; portion at fair value: 2023 – $9,052 and 2022 – $6,670)	$184,359	$173,616
Future policy benefits (related party: 2023 – $1,321 and 2022 – $1,353; portion at fair value: 2023 – $1,730 and 2022 – $1,712)	50,284	42,110
Market risk benefits (related party: 2023 – $210 and 2022 – $195)	3,195	2,970
Debt	3,642	3,658
Derivative liabilities	1,753	1,646
Payables for collateral on derivatives and securities to repurchase	9,845	6,707
Other liabilities (related party: 2023 – $597 and 2022 – $564)	1,936	1,860
Liabilities of consolidated variable interest entities (related party: 2023 – $564 and 2022 – $292)	1,189	815
Total liabilities	256,203	233,382
Commitments and Contingencies (Note 14)
Equity
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	18,162	18,119
Retained deficit	(3,085)	(3,640)
Accumulated other comprehensive loss (related party: 2023 – $(126) and 2022 – $(167))	(6,376)	(7,321)
Total Athene Holding Ltd. shareholders’ equity	8,701	7,158
Noncontrolling interests	4,533	3,391
Total equity	13,234	10,549
Total liabilities and equity	$269,437	$243,931
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Revenues
Premiums (related party of $5 and $76 for the three months ended and $8 and $147 for the six months ended June 30, 2023 and 2022, respectively)	$9,041	$5,614	$9,137	$7,724
Product charges (related party of $10 and $10 for the three months ended and $20 and $20 for the six months ended June 30, 2023 and 2022, respectively)	207	175	405	341
Net investment income (related party investment income of $419 and $224 for the three months ended and $790 and $725 for the six months ended June 30, 2023 and 2022, respectively; and related party investment expense of $232 and $182 for the three months ended and $454 and $368 for the six months ended June 30, 2023 and 2022, respectively)	2,717	1,726	5,124	3,409
Investment related gains (losses) (related party of $(66) and $(606) for the three months and $19 and $(1,210) for the six months ended June 30, 2023 and 2022, respectively)	366	(5,751)	1,431	(9,963)
Other revenues	7	(9)	20	(12)
Revenues of consolidated variable interest entities
Net investment income (related party of $5 and $1 for the three months ended and $27 and $2 for the six months ended June 30, 2023 and 2022, respectively)	55	30	135	47
Investment related gains (losses) (related party of $311 and $52 for the three months ended and $535 and $59 for the six months ended June 30, 2023 and 2022, respectively)	293	22	494	(20)
Total revenues	12,686	1,807	16,746	1,526
Benefits and expenses
Interest sensitive contract benefits (related party of $57 and $(36) for the three months ended and $104 and $(48) for the six months ended June 30, 2023 and 2022, respectively)	2,012	(653)	3,301	(752)
Future policy and other policy benefits (related party of $14 and $82 for the three months ended and $35 and $156 for the six months ended June 30, 2023 and 2022, respectively; and remeasurement (gains) losses of $(8) and $(7) for the three months ended and $(6) and $(10) for the six months ended June 30, 2023 and 2022, respectively)	9,512	5,776	9,978	7,960
Market risk benefits remeasurement (gains) losses (related party of $2 and $(50) for the three months ended and $30 and $(94) for the six months ended June 30, 2023 and 2022, respectively)	(71)	(609)	275	(1,231)
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	153	108	291	206
Policy and other operating expenses (related party of $31 and $59 for the three months ended and $61 and $118 for the six months ended June 30, 2023 and 2022, respectively)	452	357	887	695
Total benefits and expenses	12,058	4,979	14,732	6,878
Income (loss) before income taxes	628	(3,172)	2,014	(5,352)
Income tax expense (benefit)	133	(378)	296	(662)
Net income (loss)	495	(2,794)	1,718	(4,690)
Less: Net income (loss) attributable to noncontrolling interests	54	(1,089)	509	(1,970)
Net income (loss) attributable to Athene Holding Ltd. shareholders	441	(1,705)	1,209	(2,720)
Less: Preferred stock dividends	45	35	92	70
Net income (loss) available to Athene Holding Ltd. common shareholder	$396	$(1,740)	$1,117	$(2,790)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$495	$(2,794)	$1,718	$(4,690)
Other comprehensive income (loss), before tax
Unrealized investment gains (losses) on available-for-sale securities	(711)	(7,553)	1,388	(14,250)
Unrealized gains (losses) on hedging instruments	(171)	81	(67)	(48)
Remeasurement gains (losses) on future policy benefits related to discount rate	813	2,897	11	6,459
Remeasurement gains (losses) on market risk benefits related to credit risk	(55)	179	34	576
Foreign currency translation and other adjustments	11	(79)	27	(81)
Other comprehensive income (loss), before tax	(113)	(4,475)	1,393	(7,344)
Income tax expense (benefit) related to other comprehensive income (loss)	11	(878)	301	(1,493)
Other comprehensive income (loss)	(124)	(3,597)	1,092	(5,851)
Comprehensive income (loss)	371	(6,391)	2,810	(10,541)
Less: Comprehensive income (loss) attributable to noncontrolling interests	158	(1,306)	656	(2,123)
Comprehensive income (loss) attributable to Athene Holding Ltd. shareholders	$213	$(5,085)	$2,154	$(8,418)

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Three months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at March 31, 2023	$—	$—	$18,139	$(3,293)	$(6,148)	$8,698	$4,352	$13,050
Net income	—	—	—	441	—	441	54	495
Other comprehensive income (loss)	—	—	—	—	(228)	(228)	104	(124)
Stock-based compensation allocation from parent	—	—	12	—	—	12	—	12
Preferred stock dividends	—	—	—	(45)	—	(45)	—	(45)
Common stock dividends	—	—	—	(188)	—	(188)	—	(188)
Contributions from parent	—	—	11	—	—	11	—	11
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	23	23
Balance at June 30, 2023	$—	$—	$18,162	$(3,085)	$(6,376)	$8,701	$4,533	$13,234

	Three months ended
Balance as of March 31, 2022	$—	$—	$17,555	$(1,264)	$(2,318)	$13,973	$3,320	$17,293
Net loss	—	—	—	(1,705)	—	(1,705)	(1,089)	(2,794)
Other comprehensive loss	—	—	—	—	(3,380)	(3,380)	(217)	(3,597)
Stock-based compensation allocation from parent	—	—	12	—	—	12	—	12
Preferred stock dividends	—	—	—	(35)	—	(35)	—	(35)
Common stock dividends	—	—	—	(187)	—	(187)	—	(187)
Contributions from parent	—	—	19	—	—	19	—	19
Contributions from noncontrolling interests	—	—	—	—	—	—	400	400
Consolidation of variable interest entities	—	—	—	—	—	—	(1,353)	(1,353)
Balance at June 30, 2022	$—	$—	$17,586	$(3,191)	$(5,698)	$8,697	$1,061	$9,758

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Equity (Unaudited)

	Six months ended
(In millions)	Preferred stock	Common stock	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total Athene Holding Ltd. shareholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	$—	$—	$18,119	$(3,640)	$(7,321)	$7,158	$3,391	$10,549
Net income	—	—	—	1,209	—	1,209	509	1,718
Other comprehensive income	—	—	—	—	945	945	147	1,092
Stock-based compensation allocation from parent	—	—	23	—	—	23	—	23
Preferred stock dividends	—	—	—	(92)	—	(92)	—	(92)
Common stock dividends	—	—	—	(562)	—	(562)	—	(562)
Contributions from parent	—	—	20	—	—	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(127)	(127)
Contributions from noncontrolling interests of consolidated variable interest entities and other	—	—	—	—	—	—	613	613
Balance at June 30, 2023	$—	$—	$18,162	$(3,085)	$(6,376)	$8,701	$4,533	$13,234

	Six months ended
Balance at January 1, 2022	$—	$—	$20,270	$—	$—	$20,270	$2,276	$22,546
Net loss	—	—	—	(2,720)	—	(2,720)	(1,970)	(4,690)
Other comprehensive loss	—	—	—	—	(5,698)	(5,698)	(153)	(5,851)
Stock-based compensation allocation from parent	—	—	23	—	—	23	—	23
Preferred stock dividends	—	—	—	(70)	—	(70)	—	(70)
Common stock dividends	—	—	—	(375)	—	(375)	—	(375)
Contributions from parent	—	—	19	—	—	19	—	19
Distributions to parent	—	—	(2,726)	(26)	—	(2,752)	—	(2,752)
Contributions from noncontrolling interests	—	—	—	—	—	—	711	711
Consolidation of variable interest entities	—	—	—	—	—	—	281	281
Other changes in equity of noncontrolling interests	—	—	—	—	—	—	(84)	(84)
Balance at June 30, 2022	$—	$—	$17,586	$(3,191)	$(5,698)	$8,697	$1,061	$9,758

See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$1,718	$(4,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs, deferred sales inducements and value of business acquired	291	206
Net amortization of net investment premiums, discounts and other	48	155
Net investment (income) loss (related party: 2023 – $(47) and 2022 – $12)	(60)	(267)
Net recognized (gains) losses on investments and derivatives (related party: 2023 – $(625) and 2022 – $183)	(1,420)	4,892
Policy acquisition costs deferred	(706)	(434)
Changes in operating assets and liabilities:
Accrued investment income (related party: 2023 – $(65) and 2022 – $(22))	(297)	(124)
Interest sensitive contract liabilities (related party: 2023 – $83 and 2022 – $(68))	2,080	(1,724)
Future policy benefits, market risk benefits and reinsurance recoverable (related party: 2023 – $(5) and 2022 – $4)	3,827	3,000
Funds withheld assets (related party: 2023 – $(163) and 2022 – $970)	(1,229)	4,622
Other assets and liabilities	154	(910)
Net cash provided by operating activities	4,406	4,726
Cash flows from investing activities
Sales, maturities and repayments of:
Available-for-sale securities (related party: 2023 – $698 and 2022 – $3,047)	6,045	14,494
Trading securities (related party: 2023 – $39 and 2022 – $79)	203	105
Equity securities	80	96
Mortgage loans (related party: 2023 – $23 and 2022 – $33)	1,533	1,829
Investment funds (related party: 2023 – $243 and 2022 – $769)	295	940
Derivative instruments and other investments (related party: 2023 – $0 and 2022 – $74)	2,936	2,064
Short-term investments (related party: 2023 – $637 and 2022 – $0)	2,624	114
Purchases of:
Available-for-sale securities (related party: 2023 – $(3,356) and 2022 – $(1,880))	(16,213)	(18,665)
Trading securities (related party: 2023 – $(602) and 2022 – $(152))	(767)	(267)
Equity securities (related party: 2023 – $0 and 2022 – $(13))	(26)	(74)
Mortgage loans (related party: 2023 – $0 and 2022 – $(364))	(8,700)	(7,832)
Investment funds (related party: 2023 – $(982) and 2022 – $(3,130))	(1,103)	(3,256)
Derivative instruments and other investments (related party: 2023 – $(45) and 2022 – $(124))	(3,551)	(1,335)
Short-term investments (related party: 2023 – $(1,478) and 2022 – $(33))	(1,899)	(271)
Consolidation of new variable interest entities	—	393
Deconsolidation of previously consolidated entities	(51)	(365)
Other investing activities, net	362	311
Net cash used in investing activities	(18,232)	(11,719)

		(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In millions)	2023	2022
Cash flows from financing activities
Deposits on investment-type policies and contracts (related party: 2023 – $5 and 2022 – $38)	$21,942	$13,925
Withdrawals on investment-type policies and contracts (related party: 2023 – $(219) and 2022 – $(167))	(6,804)	(4,074)
Capital contributions from noncontrolling interests	—	711
Capital distributions to noncontrolling interests	(127)	—
Capital contributions from noncontrolling interests of consolidated variable interest entities	681	52
Net change in cash collateral posted for derivative transactions and securities to repurchase	3,138	(1,024)
Preferred stock dividends	(92)	(70)
Common stock dividends	(562)	(1,125)
Other financing activities, net	(198)	312
Net cash provided by financing activities	17,978	8,707
Effect of exchange rate changes on cash and cash equivalents	5	(20)
Net increase in cash and cash equivalents	4,157	1,694
Cash and cash equivalents at beginning of year[1]	8,769	10,429
Cash and cash equivalents at end of period[1]	$12,926	$12,123

Supplementary information
Non-cash transactions
Deposits on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $11 and 2022 – $153)	$57	$719
Withdrawals on investment-type policies and contracts through reinsurance agreements (related party: 2023 – $893 and 2022 – $718)	6,906	3,944
Investments received from settlements on reinsurance agreements	98	20
Investments received from settlements on related party reinsurance agreements	65	—
Investments received from pension group annuity premiums	4,776	2,510
Assets contributed to consolidated VIEs	—	7,845
Distributions to parent	—	2,145

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.
(Concluded)
See accompanying notes to the unaudited condensed consolidated financial statements

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Significant Accounting Policies

Athene Holding Ltd. (AHL), a Bermuda exempted company, together with its subsidiaries (collectively, Athene, we, our, us, or the Company), is a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products in the United States (US) and internationally. We are a direct subsidiary of Apollo Global Management, Inc. (AGM, and together with its subsidiaries other than us or our subsidiaries, Apollo). See Note 3 – Business Combination for further information regarding our merger with Apollo.

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

To the extent the present value of benefits and expenses exceeds the present value of gross premiums, we will cap the net premium ratio at 100% by increasing the corresponding liability and recognizing an immediate loss through the condensed consolidated statements of income (loss). The liability is never recorded at an amount less than zero for the cohort.

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

The following represents the calculation of consideration:

(In millions, except exchange ratio and share price data)	Consideration
AHL common shares purchased	138
Exchange ratio	1.149
Shares of common stock issued in exchange	158
AGM Class A shares closing price	$72.43
Total merger consideration at closing	$11,455
Fair value of estimated RSUs, options and warrants assumed and other equity consideration	699
Effective settlement of pre-existing relationships	896
Total merger consideration	13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604
Fair value of preferred stock	2,666
Noncontrolling interests	2,276
Total AHL equity value	$22,546

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the calculation of goodwill and fair value amounts recognized:

(In millions)	Fair value and goodwill calculation
Merger consideration	$13,050
Fair value of AHL common shares previously held by Apollo and other adjustments	4,554
Total AHL equity value held by AGM	17,604

Assets
Investments	$176,015
Cash and cash equivalents	9,479
Restricted cash	796
Investment in related parties	33,863
Reinsurance recoverable	4,977
VOBA	3,372
Other assets	6,115
Assets of consolidated variable interest entities	3,635
Estimated fair value of total assets acquired by AGM	238,252
Liabilities
Interest sensitive contract liabilities	160,241
Future policy benefits	41,482
Market risk benefits	4,813
Debt	3,295
Payables for collateral on derivatives and securities to repurchase	7,044
Other liabilities	2,443
Liabilities of consolidated variable interest entities	461
Estimated fair value of total liabilities assumed by AGM	219,779
Identifiable net assets	18,473
Less: Fair value of preferred stock	2,666
Less: Fair value of noncontrolling interests	2,276
Estimated fair value of net assets acquired by AGM, excluding goodwill	13,531
Goodwill attributable to AHL	$4,073

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

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our AFS investments by asset type:

	June 30, 2023
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$5,564	$—	$3	$(746)	$4,821
US state, municipal and political subdivisions	1,301	—	—	(247)	1,054
Foreign governments	1,285	(27)	9	(259)	1,008
Corporate	80,329	(73)	130	(12,976)	67,410
CLO	19,320	(3)	174	(970)	18,521
ABS	12,169	(35)	17	(801)	11,350
CMBS	5,064	(6)	11	(569)	4,500
RMBS	7,210	(377)	185	(530)	6,488
Total AFS securities	132,242	(521)	529	(17,098)	115,152
AFS securities – related parties
Corporate	1,401	—	—	(58)	1,343
CLO	3,980	—	21	(195)	3,806
ABS	8,588	(1)	17	(346)	8,258
Total AFS securities – related parties	13,969	(1)	38	(599)	13,407
Total AFS securities including related parties	$146,211	$(522)	$567	$(17,697)	$128,559

	December 31, 2022
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577
US state, municipal and political subdivisions	1,218	—	—	(291)	927
Foreign governments	1,207	(27)	3	(276)	907
Corporate	74,644	(61)	92	(13,774)	60,901
CLO	17,722	(7)	115	(1,337)	16,493
ABS	11,447	(29)	15	(906)	10,527
CMBS	4,636	(5)	6	(479)	4,158
RMBS	6,775	(329)	64	(596)	5,914
Total AFS securities	120,982	(458)	295	(18,415)	102,404
AFS securities – related parties
Corporate	1,028	—	1	(47)	982
CLO	3,346	(1)	10	(276)	3,079
ABS	6,066	—	3	(309)	5,760
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS securities, including related parties, are shown by contractual maturity below:

	June 30, 2023
(In millions)	Amortized Cost	Fair Value
AFS securities
Due in one year or less	$1,701	$1,662
Due after one year through five years	15,322	14,243
Due after five years through ten years	22,000	18,953
Due after ten years	49,456	39,435
CLO, ABS, CMBS and RMBS	43,763	40,859
Total AFS securities	132,242	115,152
AFS securities – related parties
Due after one year through five years	889	864
Due after five years through ten years	131	128
Due after ten years	381	351
CLO and ABS	12,568	12,064
Total AFS securities – related parties	13,969	13,407
Total AFS securities including related parties	$146,211	$128,559

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

Unrealized Losses on AFS Securities—The following summarizes the fair value and gross unrealized losses for AFS securities, including related parties, for which an allowance for credit losses has not been recorded, aggregated by asset type and length of time the fair value has remained below amortized cost:

	June 30, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,092	$(51)	$2,365	$(695)	$4,457	$(746)
US state, municipal and political subdivisions	116	(4)	898	(243)	1,014	(247)
Foreign governments	137	(2)	829	(256)	966	(258)
Corporate	14,711	(729)	47,967	(12,225)	62,678	(12,954)
CLO	1,150	(18)	12,364	(910)	13,514	(928)
ABS	4,147	(131)	4,363	(573)	8,510	(704)
CMBS	819	(24)	1,670	(443)	2,489	(467)
RMBS	754	(22)	1,798	(263)	2,552	(285)
Total AFS securities	23,926	(981)	72,254	(15,608)	96,180	(16,589)
AFS securities – related parties
Corporate	732	(25)	361	(32)	1,093	(57)
CLO	479	(27)	2,310	(167)	2,789	(194)
ABS	3,840	(159)	2,059	(176)	5,899	(335)
Total AFS securities – related parties	5,051	(211)	4,730	(375)	9,781	(586)
Total AFS securities including related parties	$28,977	$(1,192)	$76,984	$(15,983)	$105,961	$(17,175)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
US government and agencies	$2,539	$(756)	$—	$—	$2,539	$(756)
US state, municipal and political subdivisions	911	(291)	—	—	911	(291)
Foreign governments	891	(275)	—	—	891	(275)
Corporate	58,256	(13,773)	—	—	58,256	(13,773)
CLO	13,486	(1,277)	—	—	13,486	(1,277)
ABS	8,119	(801)	—	—	8,119	(801)
CMBS	2,650	(427)	—	—	2,650	(427)
RMBS	2,621	(365)	—	—	2,621	(365)
Total AFS securities	89,473	(17,965)	—	—	89,473	(17,965)
AFS securities – related parties
Corporate	619	(47)	—	—	619	(47)
CLO	2,752	(273)	—	—	2,752	(273)
ABS	5,487	(308)	—	—	5,487	(308)
Total AFS securities – related parties	8,858	(628)	—	—	8,858	(628)
Total AFS securities including related parties	$98,331	$(18,593)	$—	$—	$98,331	$(18,593)

The following summarizes the number of AFS securities that were in an unrealized loss position, including related parties, for which an allowance for credit losses has not been recorded:

	June 30, 2023
	Unrealized loss position	Unrealized loss position 12 months or more
AFS securities	9,345	7,580
AFS securities – related parties	190	113

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses—The following table summarizes the activity in the allowance for credit losses for AFS securities including purchased credit deteriorated (PCD) securities by asset type:

	Three months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	79	—	—	—	(6)	73
CLO	4	—	—	—	(1)	3
ABS	31	1	—	—	3	35
CMBS	5	2	—	—	(1)	6
RMBS	356	8	11	(4)	6	377
Total AFS securities	502	11	11	(4)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities including related parties	$503	$12	$11	$(4)	$—	$522

	Three months ended June 30, 2022
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$66	$—	$—	$—	$(5)	$61
Corporate	55	6	—	—	9	70
CLO	18	4	—	—	85	107
ABS	11	4	—	—	(1)	14
CMBS	6	8	—	—	(5)	9
RMBS	312	20	1	(9)	24	348
Total AFS securities	468	42	1	(9)	107	609
AFS securities – related party
CLO	3	—	—	—	16	19
ABS	17	1	—	—	(17)	1
Total AFS securities – related party	20	1	—	—	(1)	20
Total AFS securities including related parties	$488	$43	$1	$(9)	$106	$629

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2023
		Additions		Reductions
(In millions)	Beginning balance	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$27	$—	$—	$—	$—	$27
Corporate	61	21	—	(6)	(3)	73
CLO	7	1	—	—	(5)	3
ABS	29	1	—	—	5	35
CMBS	5	3	—	—	(2)	6
RMBS	329	11	39	(8)	6	377
Total AFS securities	458	37	39	(14)	1	521
AFS securities – related parties
CLO	1	—	—	—	(1)	—
ABS	—	1	—	—	—	1
Total AFS securities – related parties	1	1	—	—	(1)	1
Total AFS securities including related parties	$459	$38	$39	$(14)	$—	$522

	Six months ended June 30, 2022
		Additions		Reductions
(In millions)	January 1, 2022	Initial credit losses	Initial credit losses on PCD securities	Securities sold during the period	Additions (reductions) to previously impaired securities	Ending balance
AFS securities
Foreign governments	$—	$66	$—	$—	$(5)	$61
Corporate	—	61	—	—	9	70
CLO	—	22	—	—	85	107
ABS	5	9	—	—	—	14
CMBS	—	14	—	—	(5)	9
RMBS	306	29	1	(17)	29	348
Total AFS securities	311	201	1	(17)	113	609
AFS securities – related parties
CLO	—	3	—	—	16	19
ABS	—	18	—	—	(17)	1
Total AFS securities – related party	—	21	—	—	(1)	20
Total AFS securities including related parties	$311	$222	$1	$(17)	$112	$629

Net Investment Income—Net investment income by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
AFS securities	$1,649	$932	$3,118	$1,808
Trading securities	44	49	86	112
Equity securities	25	9	40	24
Mortgage loans	543	297	990	534
Investment funds	29	104	72	408
Funds withheld at interest	453	476	882	813
Other	219	48	409	90
Investment revenue	2,962	1,915	5,597	3,789
Investment expenses	(245)	(189)	(473)	(380)
Net investment income	$2,717	$1,726	$5,124	$3,409

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment Related Gains (Losses)—Investment related gains (losses) by asset class consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
AFS securities[1]
Gross realized gains on investment activity	$141	$217	$324	$320
Gross realized losses on investment activity	(112)	(832)	(216)	(1,242)
Net realized investment gains (losses) on AFS securities	29	(615)	108	(922)
Net recognized investment gains (losses) on trading securities	(32)	(161)	32	(368)
Net recognized investment losses on equity securities	(13)	(271)	(31)	(248)
Net recognized investment gains (losses) on mortgage loans	(204)	(1,099)	73	(1,895)
Derivative gains (losses)	421	(3,932)	1,414	(6,973)
Provision for credit losses	(111)	(172)	(177)	(364)
Other gains	276	499	12	807
Investment related gains (losses)	$366	$(5,751)	$1,431	$(9,963)

[1] Includes the effects of recognized gains or losses on AFS securities associated with designated hedges.

Proceeds from sales of AFS securities were $2,054 million and $1,614 million for the three months ended June 30, 2023 and 2022, respectively, and $3,194 million and $5,785 million for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the change in unrealized gains (losses) on trading and equity securities, including related parties, we held as of the respective period end:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(23)	$(160)	$40	$(349)
Trading securities – related parties	(4)	(3)	(1)	(7)
Equity securities	(7)	(255)	3	(238)
Equity securities – related parties	4	(8)	(7)	(13)

Repurchase Agreements—The following table summarizes the remaining contractual maturities of our repurchase agreements, which are included in payables for collateral on derivatives and securities to repurchase on the condensed consolidated balance sheets:

(In millions)	June 30, 2023	December 31, 2022
Less than 30 days	$2,071	$608
30-90 days	1,324	1,268
Greater than 1 year	2,866	2,867
Payables for repurchase agreements	$6,261	$4,743

The following table summarizes the securities pledged as collateral for repurchase agreements:

	June 30, 2023		December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS securities
US government and agencies	$2,307	$1,792	$2,559	$1,941
Foreign governments	141	103	146	107
Corporate	3,923	3,197	1,940	1,605
CLO	267	260	273	261
ABS	1,216	1,076	1,243	1,082
Total securities pledged under repurchase agreements	$7,854	$6,428	$6,161	$4,996

Reverse Repurchase Agreements—As of June 30, 2023 and December 31, 2022, amounts loaned under reverse repurchase agreements were $891 million and $1,640 million, respectively, and the fair value of the collateral, comprised primarily of commercial and residential mortgage loans, was $1,375 million and $1,753 million, respectively.

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

(In millions)	June 30, 2023	December 31, 2022
Commercial mortgage loans	$23,891	$21,061
Commercial mortgage loans under development	966	790
Total commercial mortgage loans	24,857	21,851
Mark to fair value	(1,986)	(1,743)
Commercial mortgage loans	22,871	20,108
Residential mortgage loans	16,265	11,802
Mark to fair value	(1,059)	(1,099)
Residential mortgage loans	15,206	10,703
Mortgage loans	$38,077	$30,811

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

The distribution of commercial mortgage loans, including those under development, by property type and geographic region, is as follows:

	June 30, 2023		December 31, 2022
(In millions, except for percentages)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Property type
Office building	$4,426	19.4%	$4,651	23.1%
Retail	1,666	7.3%	1,454	7.2%
Apartment	8,217	35.9%	6,692	33.3%
Hotels	2,138	9.3%	1,855	9.2%
Industrial	2,609	11.4%	2,047	10.2%
Other commercial	3,815	16.7%	3,409	17.0%
Total commercial mortgage loans	$22,871	100.0%	$20,108	100.0%

US region
East North Central	$1,471	6.4%	$1,437	7.1%
East South Central	429	1.9%	413	2.1%
Middle Atlantic	5,960	26.1%	5,183	25.8%
Mountain	987	4.3%	898	4.5%
New England	1,123	4.9%	1,076	5.4%
Pacific	4,231	18.5%	3,781	18.8%
South Atlantic	3,802	16.6%	2,756	13.7%
West North Central	203	0.9%	231	1.1%
West South Central	1,034	4.5%	1,085	5.4%
Total US region	19,240	84.1%	16,860	83.9%
International region
United Kingdom	2,167	9.5%	1,898	9.4%
Other international[1]	1,464	6.4%	1,350	6.7%
Total international region	3,631	15.9%	3,248	16.1%
Total commercial mortgage loans	$22,871	100.0%	$20,108	100.0%

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our residential mortgage loan portfolio includes first lien residential mortgage loans collateralized by properties in various geographic locations and is summarized by proportion of the portfolio in the following table:

	June 30, 2023	December 31, 2022
US States
California	28.6%	28.9%
Florida	10.7%	9.7%
New York	6.4%	5.6%
New Jersey	5.3%	5.3%
Texas	5.1%	4.3%
Arizona	4.5%	5.1%
Other[1]	28.8%	27.4%
Total US residential mortgage loan percentage	89.4%	86.3%
International
United Kingdom	4.4%	5.4%
Other[2]	6.2%	8.3%
Total international residential mortgage loan percentage	10.6%	13.7%
Total residential mortgage loan percentage	100.0%	100.0%

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

The following summarizes our investment funds, including related parties and consolidated VIEs:

	June 30, 2023		December 31, 2022
(In millions, except for percentages)	Carrying value	Percent of total	Carrying value	Percent of total
Investment funds
Equity	$89	72.4%	$46	58.2%
Hybrid	24	19.5%	32	40.5%
Other	10	8.1%	1	1.3%
Total investment funds	123	100.0%	79	100.0%
Investment funds – related parties
Strategic origination platforms	43	2.6%	34	2.2%
Strategic insurance platforms	1,315	80.4%	1,259	80.2%
Apollo and other fund investments
Equity	252	15.4%	246	15.7%
Yield	6	0.4%	5	0.3%
Other	20	1.2%	25	1.6%
Total investment funds – related parties	1,636	100.0%	1,569	100.0%
Investment funds – consolidated VIEs
Strategic origination platforms	5,094	36.1%	4,829	38.7%
Strategic insurance platforms	513	3.6%	529	4.2%
Apollo and other fund investments
Equity	2,887	20.5%	2,640	21.2%
Hybrid	3,582	25.4%	3,112	24.9%
Yield	1,374	9.7%	1,044	8.4%
Other	659	4.7%	326	2.6%
Total investment funds – consolidated VIEs	14,109	100.0%	12,480	100.0%
Total investment funds including related parties and funds owned by consolidated VIEs	$15,868		$14,128

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

The following summarizes the carrying value and maximum loss exposure of these non-consolidated investments:

	June 30, 2023		December 31, 2022
(In millions)	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment funds	$123	$562	$79	$340
Investment in related parties – investment funds	1,636	2,374	1,569	2,253
Assets of consolidated VIEs – investment funds	14,109	20,804	12,480	20,278
Investment in fixed maturity securities	41,220	44,604	37,454	40,992
Investment in related parties – fixed maturity securities	12,931	16,136	9,717	10,290
Investment in related parties – equity securities	313	313	279	279
Total non-consolidated investments	$70,332	$84,793	$61,578	$74,432

Concentrations—The following table represents our investment concentrations in excess of 10% of shareholders’ equity:

(In millions)	June 30, 2023
AT&T Inc.	$1,509
PK AirFinance[1]	1,445
Wheels Donlen[1]	1,437
MFI Investments	1,362
Athora[1]	1,308
Atlas[1]	1,004
AP Tundra	877

(In millions)	December 31, 2022
Wheels Donlen[1]	$1,288
Athora[1]	1,232
PK AirFinance[1]	999
AP Tundra	896
MFI Investments	878
SoftBank Vision Fund II	789
MidCap[1]	788
Cayman Universe	756
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

The following table presents the notional amount and fair value of derivative instruments:

	June 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as hedges
Foreign currency hedges
Swaps	7,460	$659	$189	6,677	$747	$154
Forwards	6,432	331	80	6,283	406	52
Interest rate swaps	4,468	—	719	4,468	—	803
Forwards on net investments	227	2	—	216	2	—
Interest rate swaps	10,031	25	168	9,332	9	150
Total derivatives designated as hedges		1,017	1,156		1,164	1,159
Derivatives not designated as hedges
Equity options	69,779	3,326	97	65,089	1,374	114
Futures	35	87	—	18	33	—
Foreign currency swaps	3,981	290	109	3,563	251	112
Interest rate swaps	1,013	90	—	488	74	—
Other swaps	231	5	1	89	—	4
Foreign currency forwards	19,833	299	390	16,376	413	257
Embedded derivatives
Funds withheld including related parties		(5,653)	(28)		(6,272)	(77)
Interest sensitive contract liabilities		—	8,198		—	5,841
Total derivatives not designated as hedges		(1,556)	8,767		(4,127)	6,251
Total derivatives		$(539)	$9,923		$(2,963)	$7,410

Derivatives Designated as Hedges

Cash Flow Hedges – We use interest rate swaps to convert floating-rate interest payments to fixed-rate interest payments to reduce exposure to interest rate changes. The interest rate swaps will expire by July 2027. During the three months ended June 30, 2023 and 2022, interest rate swaps recognized in OCI had losses of $53 million and $0 million, respectively. During the six months ended June 30, 2023 and 2022, interest rate swaps recognized in OCI had losses of $126 million and $0 million, respectively. There were no amounts deemed ineffective during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, no amounts are expected to be reclassified to income within the next 12 months.

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

The following represents the carrying amount and the cumulative fair value hedging adjustments included in the hedged assets or liabilities:

	June 30, 2023		December 31, 2022
(In millions)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)	Carrying amount of the hedged assets or liabilities[1]	Cumulative amount of fair value hedging gains (losses)
AFS securities
Foreign currency forwards	$5,500	$(73)	$5,259	$(217)
Foreign currency swaps	5,472	(240)	4,797	(398)
Interest sensitive contract liabilities
Foreign currency swaps	1,176	57	1,081	88
Foreign currency interest rate swaps	3,811	552	4,348	632
Interest rate swaps	6,781	323	6,577	323

[1] The carrying amount disclosed for AFS securities is amortized cost.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the gains (losses) related to the derivatives and related hedged items in fair value hedge relationships:

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Three months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(35)	$37	$2	$(42)	$3
Foreign currency swaps	(43)	45	2	—	—
Foreign currency interest rate swaps	7	(10)	(3)	—	—
Interest rate swaps	(120)	120	—	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	13	(15)	(2)	—	—

Three months ended June 30, 2022
Investment related gains (losses)
Foreign currency forwards	$201	$(232)	$(31)	$16	$—
Foreign currency swaps	242	(252)	(10)	—	—
Foreign currency interest rate swaps	(335)	298	(37)	—	—
Interest rate swaps	(5)	18	13	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	15	(14)	1	—	—

				Amount Excluded
(In millions)	Derivatives	Hedged Items	Net	Recognized in income through amortization approach	Recognized in income through changes in fair value
Six months ended June 30, 2023
Investment related gains (losses)
Foreign currency forwards	$(105)	$110	$5	$45	$7
Foreign currency swaps	(102)	109	7	—	—
Foreign currency interest rate swaps	85	(80)	5	—	—
Interest rate swaps	(18)	16	(2)	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	28	(30)	(2)	—	—

Six months ended June 30, 2022
Investment related gains (losses)
Foreign currency forwards	$328	$(358)	$(30)	$30	$1
Foreign currency swaps	333	(347)	(14)	—	—
Foreign currency interest rate swaps	(494)	495	1	—	—
Interest rate swaps	(77)	93	16	—	—
Interest sensitive contract benefits
Foreign currency interest rate swaps	25	(23)	2	—	—

The following is a summary of the gains (losses) excluded from the assessment of hedge effectiveness that were recognized in OCI:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Foreign currency forwards	$(61)	$16	$2	$(57)
Foreign currency swaps	(57)	65	57	9

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Investment Hedges – We use foreign currency forwards to hedge the foreign currency exchange rate risk of our investments in subsidiaries that have a reporting currency other than the US dollar. We assess hedge effectiveness based on the changes in forward rates. During the three months ended June 30, 2023 and 2022, these derivatives had losses of $4 million and gains of $23 million, respectively. During the six months ended June 30, 2023 and 2022, these derivatives had losses of $8 million and gains of $25 million, respectively. These derivatives are included in foreign currency translation and other adjustments on the condensed consolidated statements of comprehensive income (loss). As of June 30, 2023 and December 31, 2022, the cumulative foreign currency translations recorded in AOCI related to these net investment hedges were gains of $22 million and $30 million, respectively. During the three and six months ended June 30, 2023 and 2022, there were no amounts deemed ineffective.

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

The following is a summary of the gains (losses) related to derivatives not designated as hedges:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Equity options	$991	$(1,571)	$1,341	$(2,279)
Futures	61	(86)	95	(119)
Swaps	29	(74)	62	(11)
Foreign currency forwards	(168)	362	(337)	517
Embedded derivatives on funds withheld	(262)	(2,682)	341	(5,202)
Amounts recognized in investment related gains (losses)	651	(4,051)	1,502	(7,094)
Embedded derivatives in indexed annuity products[1]	(1,055)	1,519	(1,528)	2,553
Total gains (losses) on derivatives not designated as hedges	$(404)	$(2,532)	$(26)	$(4,541)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair value of our net derivative and other financial assets and liabilities after the application of master netting agreements and collateral were as follows:

		Gross amounts not offset on the condensed consolidated balance sheets
(In millions)	Gross amount recognized[1]	Financial instruments[2]	Collateral (received)/pledged	Net amount	Off-balance sheet securities collateral[3]	Net amount after securities collateral
June 30, 2023
Derivative assets	$5,114	$(1,584)	$(3,584)	$(54)	$—	$(54)
Derivative liabilities	(1,753)	1,584	644	475	—	475

December 31, 2022
Derivative assets	$3,309	$(1,477)	$(1,952)	$(120)	$—	$(120)
Derivative liabilities	(1,646)	1,477	478	309	—	309

[1] The gross amounts of recognized derivative assets and derivative liabilities are reported on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, amounts not subject to master netting or similar agreements were immaterial.

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

The following summarizes the income statement activity of the consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Trading securities	$28	$—	$51	$—
Mortgage loans	30	23	54	43
Investment funds	—	(6)	35	(9)
Other investments	(3)	13	(5)	13
Net investment income	$55	$30	$135	$47

Net recognized investment gains (losses) on trading securities	$(5)	$—	$1	$—
Net recognized investment gains (losses) on mortgage loans	(29)	(47)	(20)	(159)
Net recognized investment gains on investment funds	315	48	541	118
Other gains (losses)	12	21	(28)	21
Investment related gains (losses)	$293	$22	$494	$(20)

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the hierarchy for our assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$4,821	$—	$4,814	$7	$—
US state, municipal and political subdivisions	1,054	—	—	1,054	—
Foreign governments	1,008	—	—	960	48
Corporate	67,410	—	10	64,940	2,460
CLO	18,521	—	—	18,521	—
ABS	11,350	—	—	6,045	5,305
CMBS	4,500	—	—	4,488	12
RMBS	6,488	—	—	6,482	6
Total AFS securities	115,152	—	4,824	102,497	7,831
Trading securities	1,628	—	24	1,566	38
Equity securities	896	—	194	635	67
Mortgage loans	34,668	—	—	—	34,668
Funds withheld at interest – embedded derivative	(4,356)	—	—	—	(4,356)
Derivative assets	5,114	—	111	5,003	—
Short-term investments	650	—	—	620	30
Other investments	547	—	—	210	337
Cash and cash equivalents	10,601	—	10,601	—	—
Restricted cash	2,203	—	2,203	—	—
Investments in related parties
AFS securities
Corporate	1,343	—	—	172	1,171
CLO	3,806	—	—	3,311	495
ABS	8,258	—	—	516	7,742
Total AFS securities – related parties	13,407	—	—	3,999	9,408
Trading securities	867	—	—	—	867
Equity securities	313	—	61	—	252
Mortgage loans	1,296	—	—	—	1,296
Investment funds	1,061	—	—	—	1,061
Funds withheld at interest – embedded derivative	(1,297)	—	—	—	(1,297)
Other investments	343	—	—	—	343
Reinsurance recoverable	1,436	—	—	—	1,436
Other assets	433	—	—	—	433
Assets of consolidated VIEs
Trading securities	1,720	—	—	295	1,425
Mortgage loans	2,113	—	—	—	2,113
Investment funds	14,109	12,758	—	—	1,351
Other investments	100	—	—	1	99
Cash and cash equivalents	122	—	122	—	—
Total assets measured at fair value	$203,126	$12,758	$18,140	$114,826	$57,402
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$8,198	$—	$—	$—	$8,198
Universal life benefits	854	—	—	—	854
Future policy benefits
AmerUs Life Insurance Company (AmerUs) Closed Block	1,159	—	—	—	1,159
Indianapolis Life Insurance Company (ILICO) Closed Block and life benefits	571	—	—	—	571
Market risk benefits	3,195	—	—	—	3,195
Derivative liabilities	1,753	—	35	1,717	1
Other liabilities	181	—	—	(28)	209
Total liabilities measured at fair value	$15,911	$—	$35	$1,689	$14,187

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2022
(In millions)	Total	NAV	Level 1	Level 2	Level 3
Assets
AFS securities
US government and agencies	$2,577	$—	$2,570	$7	$—
US state, municipal and political subdivisions	927	—	—	927	—
Foreign governments	907	—	—	906	1
Corporate	60,901	—	—	59,236	1,665
CLO	16,493	—	—	16,493	—
ABS	10,527	—	—	5,660	4,867
CMBS	4,158	—	—	4,158	—
RMBS	5,914	—	—	5,682	232
Total AFS securities	102,404	—	2,570	93,069	6,765
Trading securities	1,595	—	23	1,519	53
Equity securities	1,087	—	150	845	92
Mortgage loans	27,454	—	—	—	27,454
Funds withheld at interest – embedded derivative	(4,847)	—	—	—	(4,847)
Derivative assets	3,309	—	42	3,267	—
Short-term investments	520	—	29	455	36
Other investments	611	—	—	170	441
Cash and cash equivalents	7,779	—	7,779	—	—
Restricted cash	628	—	628	—	—
Investments in related parties
AFS securities
Corporate	982	—	—	170	812
CLO	3,079	—	—	2,776	303
ABS	5,760	—	—	218	5,542
Total AFS securities – related parties	9,821	—	—	3,164	6,657
Trading securities	878	—	—	—	878
Equity securities	279	—	—	—	279
Mortgage loans	1,302	—	—	—	1,302
Investment funds	959	—	—	—	959
Funds withheld at interest – embedded derivative	(1,425)	—	—	—	(1,425)
Other investments	303	—	—	—	303
Reinsurance recoverable	1,388	—	—	—	1,388
Other assets	481	—	—	—	481
Assets of consolidated VIEs
Trading securities	1,063	—	5	436	622
Mortgage loans	2,055	—	—	—	2,055
Investment funds	12,480	10,009	—	—	2,471
Other investments	101	—	—	2	99
Cash and cash equivalents	362	—	362	—	—
Total assets measured at fair value	$170,587	$10,009	$11,588	$102,927	$46,063
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$5,841	$—	$—	$—	$5,841
Universal life benefits	829	—	—	—	829
Future policy benefits
AmerUs Closed Block	1,164	—	—	—	1,164
ILICO Closed Block and life benefits	548	—	—	—	548
Market risk benefits	2,970	—	—	—	2,970
Derivative liabilities	1,646	—	38	1,607	1
Other liabilities	65	—	—	(77)	142
Total liabilities measured at fair value	$13,063	$—	$38	$1,530	$11,495

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

Fair Value Option—The following represents the gains (losses) recorded for instruments for which we have elected the fair value option, including related parties and consolidated VIEs:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Trading securities	$(32)	$(161)	$32	$(368)
Mortgage loans	(221)	(1,149)	75	(2,065)
Investment funds	27	36	91	56
Future policy benefits	31	131	5	273
Other liabilities	(20)	—	(67)	—
Total gains (losses)	$(215)	$(1,143)	$136	$(2,104)

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

The following summarizes information for fair value option mortgage loans, including related parties and consolidated VIEs:

(In millions)	June 30, 2023	December 31, 2022
Unpaid principal balance	$41,122	$33,653
Mark to fair value	(3,045)	(2,842)
Fair value	$38,077	$30,811

The following represents our commercial mortgage loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2023	December 31, 2022
Unpaid principal balance of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$208	$74
Mark to fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	(62)	(55)
Fair value of commercial mortgage loans 90 days or more past due and/or in non-accrual status	$146	$19

Fair value of commercial mortgage loans 90 days or more past due	$21	$2
Fair value of commercial mortgage loans in non-accrual status	125	19

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents our residential loan portfolio 90 days or more past due and/or in non-accrual status:

(In millions)	June 30, 2023	December 31, 2022
Unpaid principal balance of residential mortgage loans 90 days or more past due and/or in non-accrual status	$439	$522
Mark to fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	(40)	(50)
Fair value of residential mortgage loans 90 days or more past due and/or in non-accrual status	$399	$472

Fair value of residential mortgage loans 90 days or more past due[1]	$399	$472
Fair value of residential mortgage loans in non-accrual status	239	360

1 As of June 30, 2023 and December 31, 2022 includes $160 million and $221 million, respectively, of residential mortgage loans that are guaranteed by US government-sponsored agencies.

The following is the estimated amount of gains (losses) included in earnings during the period attributable to changes in instrument-specific credit risk on our mortgage loan portfolio:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Mortgage loans	$(8)	$(34)	$(11)	$(52)

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

	Three months ended June 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$1	$—	$—	$47	—	$48	$—	$—
Corporate	1,622	—	12	1,070	(244)	2,460	—	12
ABS	4,942	—	(31)	894	(500)	5,305	—	(30)
CMBS	—	—	—	—	12	12	—	—
RMBS	238	3	(1)	(3)	(231)	6	—	—
Trading securities	42	1	—	(3)	(2)	38	—	—
Equity securities	71	(4)	—	—	—	67	(4)	—
Mortgage loans	29,949	(195)	—	4,914	—	34,668	(195)	—
Funds withheld at interest – embedded derivative	(4,291)	(65)	—	—	—	(4,356)	—	—
Short-term investments	30	—	—	—	—	30	—	—
Other investments	286	(1)	—	52	—	337	(1)	—
Investments in related parties
AFS securities
Corporate	959	—	(1)	(2)	215	1,171	—	(1)
CLO	498	—	(3)	—	—	495	—	(3)
ABS	7,005	5	5	443	284	7,742	1	2
Trading securities	885	(4)	—	(14)	—	867	(4)	—
Equity securities	251	1	—	—	—	252	1	—
Mortgage loans	1,324	(9)	—	(19)	—	1,296	(9)	—
Investment funds	1,034	27	—	—	—	1,061	27	—
Funds withheld at interest – embedded derivative	(1,266)	(31)	—	—	—	(1,297)	—	—
Other investments	338	5	—	—	—	343	5	—
Reinsurance recoverable	1,470	(34)	—	—	—	1,436	—	—
Assets of consolidated VIEs
Trading securities	648	(4)	—	(8)	789	1,425	(4)	—
Mortgage loans	2,119	(17)	—	11	—	2,113	(17)	—
Investment funds	2,581	5	—	—	(1,235)	1,351	6	—
Other investments	97	2	—	—	—	99	2	—
Total Level 3 assets	$50,833	$(315)	$(19)	$7,382	$(912)	$56,969	$(192)	$(20)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(6,747)	$(1,055)	$—	$(396)	$—	$(8,198)	$—	$—
Universal life benefits	(879)	25	—	—	—	(854)	—	—
Future policy benefits
AmerUs Closed Block	(1,190)	31	—	—	—	(1,159)	—	—
ILICO Closed Block and life benefits	(579)	8	—	—	—	(571)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(189)	(20)	—	—	—	(209)	—	—
Total Level 3 liabilities	$(9,585)	$(1,011)	$—	$(396)	$—	$(10,992)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,499	—	(58)	40	107	1,588	—	(58)
CLO	5	—	(3)	(2)	—	—	—	—
ABS	3,783	2	(65)	148	(274)	3,594	—	(66)
CMBS	10	—	—	—	(10)	—	—	—
RMBS	—	—	—	68	—	68	—	—
Trading securities	90	(1)	—	2	(33)	58	—	—
Equity securities	438	8	—	(3)	(381)	62	8	—
Mortgage loans	23,696	(1,027)	—	2,549	—	25,218	(1,025)	—
Investment funds	19	—	—	—	—	19	—	—
Funds withheld at interest – embedded derivative	(1,882)	(2,076)	—	—	—	(3,958)	—	—
Short-term investments	59	—	(1)	—	—	58	—	—
Investments in related parties
AFS securities
Corporate	761	—	(7)	42	53	849	—	(7)
CLO	332	—	(7)	—	—	325	—	(7)
ABS	4,409	16	(125)	(1,096)	1,822	5,026	—	(126)
Trading securities	252	4	—	(808)	1,443	891	—	—
Equity securities	166	(9)	—	(119)	125	163	—	—
Mortgage loans	1,456	(72)	—	32	—	1,416	(73)	—
Investment funds	814	4	—	—	—	818	28	—
Funds withheld at interest – embedded derivative	(570)	(559)	—	—	—	(1,129)	—	—
Short-term investments	53	—	—	—	(53)	—	—	—
Reinsurance recoverable	1,814	(234)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	1,880	(50)	—	(2)	(202)	1,626	(50)	—
Investment funds	10,577	33	—	(77)	(9,480)	1,053	27	—
Other investments	1,902	—	—	31	(1,902)	31	—	—
Total Level 3 assets	$51,565	$(3,961)	$(266)	$805	$(8,455)	$39,688	$(1,085)	$(264)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(6,485)	$1,519	$—	$(210)	$—	$(5,176)	$—	$—
Universal life benefits	(1,096)	153	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,378)	131	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(704)	81	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities	$(9,666)	$1,886	$—	$(210)	$—	$(7,990)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2023
		Total realized and unrealized gains (losses)
(In millions)	Beginning balance	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$1	$—	$—	$47	$—	$48	$—	$—
Corporate	1,665	(1)	24	1,196	(424)	2,460	—	17
ABS	4,867	—	(50)	1,049	(561)	5,305	—	(46)
CMBS	—	—	—	—	12	12	—	(1)
RMBS	232	6	2	(3)	(231)	6	—	—
Trading securities	53	3	—	(7)	(11)	38	1	—
Equity securities	92	(12)	—	—	(13)	67	(12)	—
Mortgage loans	27,454	56	—	7,158	—	34,668	57	—
Funds withheld at interest – embedded derivative	(4,847)	491	—	—	—	(4,356)	—	—
Short-term investments	36	—	(2)	(30)	26	30	—	—
Other investments	441	—	—	(104)	—	337	(1)	—
Investments in related parties
AFS securities
Corporate	812	1	(8)	151	215	1,171	—	(8)
CLO	303	—	7	185	—	495	—	7
ABS	5,542	9	49	1,858	284	7,742	4	46
Trading securities	878	2	—	(13)	—	867	(1)	—
Equity securities	279	5	—	(32)	—	252	5	—
Mortgage loans	1,302	17	—	(23)	—	1,296	17	—
Investment funds	959	70	—	32	—	1,061	70	—
Funds withheld at interest – embedded derivative	(1,425)	128	—	—	—	(1,297)	—	—
Other investments	303	(2)	—	42	—	343	(2)	—
Reinsurance recoverable	1,388	48	—	—	—	1,436	—	—
Assets of consolidated VIEs
Trading securities	622	8	—	(10)	805	1,425	8	—
Mortgage loans	2,055	2	—	56	—	2,113	2	—
Investment funds	2,471	23	—	(8)	(1,135)	1,351	23	—
Other investments	99	2	—	(2)	—	99	2	—
Total Level 3 assets	$45,582	$856	$22	$11,542	$(1,033)	$56,969	$173	$15
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(5,841)	$(1,528)	$—	$(829)	$—	$(8,198)	$—	$—
Universal life benefits	(829)	(25)	—	—	—	(854)	—	—
Future policy benefits
AmerUs Closed Block	(1,164)	5	—	—	—	(1,159)	—	—
ILICO Closed Block and life benefits	(548)	(23)	—	—	—	(571)	—	—
Derivative liabilities	(1)	—	—	—	—	(1)	—	—
Other liabilities	(142)	(67)	—	—	—	(209)	—	—
Total Level 3 liabilities	$(8,525)	$(1,638)	$—	$(829)	$—	$(10,992)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2022
		Total realized and unrealized gains (losses)
(In millions)	January 1, 2022	Included in income	Included in OCI	Net purchases, issuances, sales and settlements	Net transfers in (out)	Ending balance	Total gains (losses) included in earnings[1]	Total gains (losses) included in OCI[1]
Assets
AFS securities
Foreign governments	$2	$—	$—	$—	$—	$2	$—	$—
Corporate	1,339	(3)	(77)	180	149	1,588	—	(76)
CLO	14	(2)	—	(12)	—	—	—	—
ABS	3,619	7	(95)	—	63	3,594	—	(89)
CMBS	43	—	(17)	—	(26)	—	—	1
RMBS	—	—	—	68	—	68	—	—
Trading securities	69	(6)	—	8	(13)	58	—	—
Equity securities	429	17	—	(3)	(381)	62	16	—
Mortgage loans	21,154	(1,771)	—	5,835	—	25,218	(1,767)	—
Investment funds	18	1	—	—	—	19	1	—
Funds withheld at interest – embedded derivative	—	(3,958)	—	—	—	(3,958)	—	—
Short-term investments	29	—	(1)	30	—	58	—	—
Investments in related parties
AFS securities
Corporate	670	(4)	(6)	136	53	849	—	(6)
CLO	202	—	(7)	130	—	325	—	(7)
ABS	6,445	(1)	(135)	(1,241)	(42)	5,026	—	(138)
Trading securities	1,771	(1)	—	(1,062)	183	891	—	—
Equity securities	284	(14)	—	(119)	12	163	—	—
Mortgage loans	1,369	(124)	—	171	—	1,416	(124)	—
Investment funds	2,855	28	—	(34)	(2,031)	818	28	—
Funds withheld at interest – embedded derivative	—	(1,129)	—	—	—	(1,129)	—	—
Short-term investments	—	—	—	53	(53)	—	—	—
Reinsurance recoverable	1,991	(411)	—	—	—	1,580	—	—
Assets of consolidated VIEs
Trading securities	—	—	—	—	330	330	—	—
Mortgage loans	2,152	(170)	—	(154)	(202)	1,626	(170)	—
Investment funds	1,297	28	—	161	(433)	1,053	28	—
Other investments	—	—	—	31	—	31	—	—
Total Level 3 assets	$45,752	$(7,513)	$(338)	$4,178	$(2,391)	$39,688	$(1,988)	$(315)
Liabilities
Interest sensitive contract liabilities
Embedded derivative	$(7,408)	$2,553	$—	$(321)	$—	$(5,176)	$—	$—
Universal life benefits	(1,235)	292	—	—	—	(943)	—	—
Future policy benefits
AmerUs Closed Block	(1,520)	273	—	—	—	(1,247)	—	—
ILICO Closed Block and life benefits	(742)	119	—	—	—	(623)	—	—
Derivative liabilities	(3)	2	—	—	—	(1)	—	—
Total Level 3 liabilities	$(10,908)	$3,239	$—	$(321)	$—	$(7,990)	$—	$—

[1] Related to instruments held at end of period.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following represents the gross components of purchases, issuances, sales and settlements, net, and net transfers in (out) shown above:

	Three months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,104	—	—	(34)	1,070	—	(244)	(244)
ABS	1,033	—	(20)	(119)	894	123	(623)	(500)
CMBS	—	—	—	—	—	12	—	12
RMBS	—	—	—	(3)	(3)	5	(236)	(231)
Trading securities	8	—	—	(11)	(3)	—	(2)	(2)
Mortgage loans	5,783	—	(31)	(838)	4,914	—	—	—
Other investments	325	—	—	(273)	52	—	—	—
Investments in related parties
AFS securities
Corporate	1	—	—	(3)	(2)	215	—	215
ABS	1,072	—	(162)	(467)	443	284	—	284
Trading securities	25	—	(37)	(2)	(14)	—	—	—
Mortgage loans	—	—	—	(19)	(19)	—	—	—
Assets of consolidated VIEs
Trading securities	10	—	(18)	—	(8)	817	(28)	789
Mortgage loans	13	—	—	(2)	11	—	—	—
Investment funds	—	—	—	—	—	327	(1,562)	(1,235)
Total Level 3 assets	$9,427	$—	$(268)	$(1,777)	$7,382	$1,783	$(2,695)	$(912)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(558)	$—	$162	$(396)	$—	$—	$—
Total Level 3 liabilities	$—	$(558)	$—	$162	$(396)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[2]	Net transfers in (out)
Assets
AFS securities
Corporate	$129	$—	$(2)	$(87)	$40	$150	$(43)	$107
CLO	—	—	—	(2)	(2)	—	—	—
ABS	746	—	(341)	(257)	148	30	(304)	(274)
CMBS	—	—	—	—	—	—	(10)	(10)
RMBS	68	—	—	—	68	—	—	—
Trading securities	2	—	—	—	2	9	(42)	(33)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	3,386	—	(48)	(789)	2,549	—	—	—
Short-term investments	29	—	—	(29)	—	—	—	—
Investments in related parties
AFS securities
Corporate	52	—	—	(10)	42	53	—	53
ABS	899	—	(6)	(1,989)	(1,096)	1,822	—	1,822
Trading securities	7	—	(787)	(28)	(808)	1,443	—	1,443
Equity securities	—	—	(119)	—	(119)	125	—	125
Mortgage loans	36	—	—	(4)	32	—	—	—
Short-term investments	—	—	—	—	—	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(2)	(2)	21	(223)	(202)
Investment funds	33	—	(110)	—	(77)	1,006	(10,486)	(9,480)
Other investments	31	—	—	—	31	—	(1,902)	(1,902)
Total Level 3 assets	$5,418	$—	$(1,416)	$(3,197)	$805	$5,008	$(13,463)	$(8,455)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(337)	$—	$127	$(210)	$—	$—	$—
Total Level 3 liabilities	$—	$(337)	$—	$127	$(210)	$—	$—	$—

[1] Transfers in are primarily assets of VIEs that we consolidated effective in the second quarter of 2022.
[2] Transfers out are primarily the deconsolidation of certain of our VIEs effective in the second quarter of 2022.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2023
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in	Transfers out	Net transfers in (out)
Assets
AFS securities
Foreign governments	$53	$—	$—	$(6)	$47	$—	$—	$—
Corporate	1,312	—	—	(116)	1,196	29	(453)	(424)
ABS	1,331	—	(20)	(262)	1,049	338	(899)	(561)
CMBS	—	—	—	—	—	12	—	12
RMBS	1	—	—	(4)	(3)	5	(236)	(231)
Trading securities	8	—	—	(15)	(7)	5	(16)	(11)
Equity securities	—	—	—	—	—	—	(13)	(13)
Mortgage loans	8,665	—	(63)	(1,444)	7,158	—	—	—
Short-term investments	—	—	—	(30)	(30)	26	—	26
Other investments	327	—	—	(431)	(104)	—	—	—
Investments in related parties
AFS securities
Corporate	157	—	—	(6)	151	215	—	215
CLO	185	—	—	—	185	—	—	—
ABS	2,706	—	(162)	(686)	1,858	284	—	284
Trading securities	27	—	(37)	(3)	(13)	—	—	—
Equity securities	—	—	—	(32)	(32)	—	—	—
Mortgage loans	—	—	—	(23)	(23)	—	—	—
Investment funds	32	—	—	—	32	—	—	—
Other investments	42	—	—	—	42	—	—	—
Assets of consolidated VIEs
Trading securities	20	—	(30)	—	(10)	836	(31)	805
Mortgage loans	59	—	—	(3)	56	—	—	—
Investment funds	—	—	(8)	—	(8)	475	(1,610)	(1,135)
Other investments	5	—	(7)	—	(2)	—	—	—
Total Level 3 assets	$14,930	$—	$(327)	$(3,061)	$11,542	$2,225	$(3,258)	$(1,033)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—
Total Level 3 liabilities	$—	$(1,135)	$—	$306	$(829)	$—	$—	$—

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2022
(In millions)	Purchases	Issuances	Sales	Settlements	Net purchases, issuances, sales and settlements	Transfers in1	Transfers out[2]	Net transfers in (out)
Assets
AFS securities
Corporate	$453	$—	$(170)	$(103)	$180	$193	$(44)	$149
CLO	—	—	—	(12)	(12)	—	—	—
ABS	2,235	—	(1,791)	(444)	—	368	(305)	63
CMBS	—	—	—	—	—	—	(26)	(26)
RMBS	68	—	—	—	68	—	—	—
Trading securities	8	—	—	—	8	39	(52)	(13)
Equity securities	—	—	(3)	—	(3)	19	(400)	(381)
Mortgage loans	7,477	—	(130)	(1,512)	5,835	—	—	—
Short-term investments	59	—	—	(29)	30	—	—	—
Investments in related parties
AFS securities
Corporate	367	—	(217)	(14)	136	53	—	53
CLO	130	—	—	—	130	—	—	—
ABS	1,273	—	(93)	(2,421)	(1,241)	1,822	(1,864)	(42)
Trading securities	36	—	(1,052)	(46)	(1,062)	1,443	(1,260)	183
Equity securities	—	—	(119)	—	(119)	125	(113)	12
Mortgage securities	182	—	—	(11)	171	—	—	—
Investment funds	—	—	(34)	—	(34)	—	(2,031)	(2,031)
Short-term investments	53	—	—	—	53	—	(53)	(53)
Assets of consolidated VIEs
Trading securities	—	—	—	—	—	330	—	330
Mortgage loans	—	—	—	(154)	(154)	21	(223)	(202)
Investment funds	286	—	(125)	—	161	11,087	(11,520)	(433)
Other investments	31	—	—	—	31	1,902	(1,902)	—
Total Level 3 assets	$12,658	$—	$(3,734)	$(4,746)	$4,178	$17,402	$(19,793)	$(2,391)

Liabilities
Interest sensitive contract liabilities – embedded derivative	$—	$(597)	$—	$276	$(321)	$—	$—	$—
Total Level 3 liabilities	$—	$(597)	$—	$276	$(321)	$—	$—	$—

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

The following summarizes the unobservable inputs for AFS, trading and equity securities, mortgage loans, investment funds and the embedded derivatives of fixed indexed annuities, including those of consolidated VIEs:

	June 30, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$13,800	Discounted cash flow	Discount rate	2.2%	18.7%	6.9%	[1]	Decrease

Mortgage loans	38,077	Discounted cash flow	Discount rate	2.0%	24.2%	6.5%	[1]	Decrease

Investment funds	502	Discounted cash flow	Discount rate	6.4%	6.4%	6.4%		Decrease
	512	Net tangible asset values	Implied multiple	1.20x	1.20x	1.20x		Increase
	337	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	8,198	Discounted cash flow	Nonperformance risk	0.4%	1.8%	1.2%	[2]	Decrease
			Option budget	0.5%	5.7%	2.2%	[3]	Increase
			Surrender rate	5.4%	12.0%	8.1%	[3]	Decrease

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
AFS, trading and equity securities	$10,671	Discounted cash flow	Discount rate	2.2%	18.8%	6.8%	[1]	Decrease

Mortgage loans	30,811	Discounted cash flow	Discount rate	1.5%	22.1%	6.3%	[1]	Decrease

Investment funds	506	Discounted cash flow	Discount rate	6.4%	6.4%	6.4%		Decrease
	873	Discounted cash flow / Guideline public equity	Discount rate / P/E	16.5% / 9x	16.5% / 9x	16.5% / 9x		Decrease/Increase
	529	Net tangible asset values	Implied multiple	1.26x	1.26x	1.26x		Increase
	563	Reported net asset value	Reported net asset value	N/A	N/A	N/A		N/A

Interest sensitive contract liabilities – fixed indexed annuities embedded derivatives	5,841	Discounted cash flow	Nonperformance risk	0.1%	1.7%	1.0%	[2]	Decrease
			Option budget	0.5%	5.3%	1.9%	[3]	Increase
			Surrender rate	5.1%	11.5%	8.1%	[3]	Decrease

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments Without Readily Determinable Fair Values—We have elected the measurement alternative for certain equity securities that do not have a readily determinable fair value. As of June 30, 2023 and December 31, 2022, the carrying amount of the equity securities was $400 million and $400 million, respectively, with no cumulative recorded impairment.

Fair Value of Financial Instruments Not Carried at Fair Value—The following represents our financial instruments not carried at fair value on the condensed consolidated balance sheets:

	June 30, 2023
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$123	$123	$123	$—	$—	$—
Policy loans	336	336	—	—	336	—
Funds withheld at interest	32,200	32,200	—	—	—	32,200
Other investments	194	195	—	—	—	195
Investments in related parties
Investment funds	575	575	575	—	—	—
Funds withheld at interest	10,314	10,314	—	—	—	10,314
Short-term investments	891	891	—	—	891	—
Total financial assets not carried at fair value	$44,633	$44,634	$698	$—	$1,227	$42,709

Financial liabilities
Interest sensitive contract liabilities	$134,154	$121,326	$—	$—	$—	$121,326
Debt	3,642	2,873	—	—	2,873	—
Securities to repurchase	6,261	6,261	—	—	6,261	—
Funds withheld liability	305	305	—	—	305	—
Total financial liabilities not carried at fair value	$144,362	$130,765	$—	$—	$9,439	$121,326

	December 31, 2022
(In millions)	Carrying Value	Fair Value	NAV	Level 1	Level 2	Level 3
Financial assets
Investment funds	$79	$79	$79	$—	$—	$—
Policy loans	347	347	—	—	347	—
Funds withheld at interest	37,727	37,727	—	—	—	37,727
Short-term investments	1,640	1,640	—	—	1,614	26
Other investments	162	162	—	—	—	162
Investments in related parties
Investment funds	610	610	610	—	—	—
Funds withheld at interest	11,233	11,233	—	—	—	11,233
Total financial assets not carried at fair value	$51,798	$51,798	$689	$—	$1,961	$49,148

Financial liabilities
Interest sensitive contract liabilities	$125,101	$111,608	$—	$—	$—	$111,608
Debt	3,658	2,893	—	—	2,893	—
Securities to repurchase	4,743	4,743	—	—	4,743	—
Funds withheld liability	360	360	—	—	360	—
Total financial liabilities not carried at fair value	$133,862	$119,604	$—	$—	$7,996	$111,608

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

	Six months ended June 30, 2023
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at December 31, 2022	$304	$755	$11	$9	$399	$2,988	$4,466
Additions	298	405	1	2	285	—	991
Amortization	(42)	(41)	(2)	—	(23)	(183)	(291)
Balance at June 30, 2023	$560	$1,119	$10	$11	$661	$2,805	$5,166

	Six months ended June 30, 2022
	DAC				DSI	VOBA	Total DAC, DSI and VOBA
(In millions)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Indexed annuities
Balance at January 1, 2022	$—	$—	$—	$—	$—	$3,372	$3,372
Additions	58	358	13	5	160	—	594
Amortization	(1)	(8)	(1)	—	(1)	(195)	(206)
Balance at June 30, 2022	$57	$350	$12	$5	$159	$3,177	$3,760

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

The expected amortization of VOBA for the next five years is as follows:

(In millions)	Expected amortization
2023[1]	$169
2024	316
2025	289
2026	260
2027	230
2028	200

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

	Six months ended June 30, 2023
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at December 31, 2022	$43,518	$92,660	$27,439	$4,722	$168,339
Deposits	12,174	5,808	1,648	2,607	22,237
Policy charges	(1)	(318)	—	—	(319)
Surrenders and withdrawals	(4,986)	(5,563)	(110)	(11)	(10,670)
Benefit payments	(505)	(826)	(1,910)	(167)	(3,408)
Interest credited	802	364	401	71	1,638
Foreign exchange	(31)	—	161	(218)	(88)
Other	(54)	—	(11)	(37)	(102)
Balance at June 30, 2023	$50,917	$92,125	$27,618	$6,967	$177,627

	June 30, 2023
Weighted average crediting rate	3.5%	2.3%	2.7%	2.9%	2.7%
Net amount at risk	$424	$14,158	$—	$104	$14,686
Cash surrender value	48,135	84,200	—	4,442	136,777

	Six months ended June 30, 2022
(In millions, except percentages)	Traditional deferred annuities	Indexed annuities	Funding agreements	Other investment-type	Total
Balance at January 1, 2022	$35,599	$89,755	$23,623	$2,413	$151,390
Deposits	2,476	5,186	5,820	1,286	14,768
Policy charges	(1)	(287)	—	—	(288)
Surrenders and withdrawals	(2,115)	(3,610)	(50)	(2)	(5,777)
Benefit payments	(480)	(847)	(969)	(166)	(2,462)
Interest credited	465	1,245	299	38	2,047
Foreign exchange	—	—	(449)	(58)	(507)
Other	—	—	(334)	(8)	(342)
Balance at June 30, 2022	$35,944	$91,442	$27,940	$3,503	$158,829

	June 30, 2022
Weighted average crediting rate	2.7%	2.0%	2.0%	2.9%	2.2%
Net amount at risk	$419	$12,788	$—	$25	$13,232
Cash surrender value	34,402	83,837	—	1,206	119,445

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of interest sensitive contract liabilities to the condensed consolidated balance sheets:

	June 30,
(In millions)	2023	2022
Traditional deferred annuities	$50,917	$35,944
Indexed annuities	92,125	91,442
Funding agreements	27,618	27,940
Other investment-type	6,967	3,503
Reconciling items[1]	6,732	5,658
Interest sensitive contract liabilities	$184,359	$164,487

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

The following represents policyholder account balances by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2023
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$27,210	$19,740	$86,622	$133,572
2.0% – < 4.0%	29,994	2,285	408	32,687
4.0% – < 6.0%	10,141	9	1	10,151
6.0% and greater	1,217	—	—	1,217
Total	$68,562	$22,034	$87,031	$177,627

	June 30, 2022
(In millions)	At guaranteed minimum	1 basis point – 100 basis points above guaranteed minimum	Greater than 100 basis points above guaranteed minimum	Total
< 2.0%	$26,768	$28,238	$61,001	$116,007
2.0% – < 4.0%	37,017	955	69	38,041
4.0% – < 6.0%	4,625	11	6	4,642
6.0% and greater	139	—	—	139
Total	$68,549	$29,204	$61,076	$158,829

Future policy benefits – Future policy benefits consist primarily of payout annuities, including single premium immediate annuities with life contingencies (which include pension group annuities with life contingencies).

The following is a rollforward of the expected value of future policy benefits:

	Payout annuities with life contingencies
	Six months ended June 30,
(In millions)	2023	2022
Present value of expected future policy benefits
Beginning balance	$36,422	$35,278
Effect of changes in discount rate assumptions	8,425	—
Beginning balance at original discount rate	44,847	35,278
Effect of actual experience compared to expected experience	(60)	(91)
Adjusted beginning balance	44,787	35,187
Issuances	9,097	7,624
Interest accrual	751	483
Benefit payments	(1,748)	(1,480)
Foreign exchange	18	(58)
Ending balance at original discount rate	52,905	41,756
Effect of changes in discount rate assumptions	(8,436)	(6,459)
Ending balance	$44,469	$35,297

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of future policy benefits to the condensed consolidated balance sheets:

	June 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$44,469	$35,297
Reconciling items[1]	5,815	5,902
Future policy benefits	$50,284	$41,199

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

The following is a reconciliation of premiums to the condensed consolidated statements of income (loss):

	Six months ended June 30,
(In millions)	2023	2022
Payout annuities with life contingencies	$9,123	$7,708
Reconciling items[1]	14	16
Premiums	$9,137	$7,724

[1] Reconciling items premiums related to our immaterial lines of business including term and whole life, and accident and health and disability.

Gross premiums are recorded within premiums on the condensed consolidated statements of income (loss). Interest expense (accretion) related to future policy benefits was $751 million and $483 million during the six months ended June 30, 2023 and 2022, respectively, and is recorded as a component of policy and other operating expenses on the condensed consolidated statements of income (loss).

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

During the six months ended June 30, 2023, future policy benefits for payout annuities with life contingencies increased by $8,047 million, which was primarily driven by $9,097 million of pension group annuity issuances and $751 million of interest accrual, partially offset by $1,748 million of benefit payments.

During the six months ended June 30, 2022, future policy benefits for payout annuities with life contingencies increased by $19 million, which was primarily driven by $7,624 million of pension group annuity issuances and $483 million of interest accrual, partially offset by a $6,459 million change in discount rate assumptions related to an increase in rates and $1,480 million of benefit payments.

The following represents the undiscounted and discounted expected future benefit payments for the liability for future policy benefits. As these relate to payout annuities for single premium immediate annuities with life contingencies, there are no expected future gross premiums.

	June 30, 2023		June 30, 2022
(In millions)	Undiscounted	Discounted	Undiscounted	Discounted
Expected future benefit payments	$77,248	$52,905	$60,043	$41,756

The following represents the weighted-average durations and the weighted-average interest rates of future policy benefits:

	June 30,
	2023	2022
Weighted-average liability duration (in years)	9.6	10.4
Weighted-average interest accretion rate	3.5%	3.0%
Weighted-average current discount rate	5.5%	4.8%

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of remeasurement gains (losses) included within future policy and other policy benefits on the condensed consolidated statements of income (loss):

	Six months ended June 30,
(In millions)	2023	2022
Reserves	$60	$90
Deferred profit liability	(44)	(85)
Negative VOBA	(10)	5
Total remeasurement gains (losses)	$6	$10

During the six months ended June 30, 2023 and 2022, we recorded reserve increases of $111 million and $29 million, respectively, to the condensed consolidated statements of income (loss) as a result of the present value of benefits and expenses exceeding the present value of gross premiums.

Market risk benefits – We issue and reinsure traditional deferred and indexed annuity products that contain GLWB and GMDB riders that meet the criteria to be classified as market risk benefits.

The following is a rollfoward of net market risk benefit liabilities by product:

	Six months ended June 30, 2023
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at December 31, 2022	$170	$2,319	$2,489
Effect of changes in instrument-specific credit risk	13	353	366
Balance, beginning of period, before changes in instrument-specific credit risk	183	2,672	2,855
Issuances	—	31	31
Interest accrual	5	70	75
Attributed fees collected	1	165	166
Benefit payments	(1)	(15)	(16)
Effect of changes in interest rates	3	71	74
Effect of changes in equity	—	(61)	(61)
Effect of actual behavior compared to expected behavior	3	35	38
Balance, end of period, before changes in instrument-specific credit risk	194	2,968	3,162
Effect of changes in instrument-specific credit risk	(15)	(385)	(400)
Balance at June 30, 2023	$179	$2,583	$2,762

	June 30, 2023
Net amount at risk	$424	$14,158	$14,582
Weighted-average attained age of contract holders (in years)	75	69	69

	Six months ended June 30, 2022
(In millions)	Traditional deferred annuities	Indexed annuities	Total
Balance at January 1, 2022	$253	$4,194	$4,447
Issuances	—	31	31
Interest accrual	—	4	4
Attributed fees collected	1	161	162
Benefit payments	(1)	(27)	(28)
Effect of changes in interest rates	(56)	(1,502)	(1,558)
Effect of changes in equity	1	164	165
Effect of actual behavior compared to expected behavior	3	24	27
Balance, end of period, before changes in instrument-specific credit risk	201	3,049	3,250
Effect of changes in instrument-specific credit risk	(20)	(556)	(576)
Balance at June 30, 2022	$181	$2,493	$2,674

	June 30, 2022
Net amount at risk	$419	$12,788	$13,207
Weighted-average attained age of contract holders (in years)	75	69	69

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of market risk benefits to the condensed consolidated balance sheets. Market risk benefit assets are included in other assets on the condensed consolidated balance sheets.

	June 30, 2023			June 30, 2022
(In millions)	Asset	Liability	Net liability	Asset	Liability	Net liability
Traditional deferred annuities	$—	$179	$179	$—	$181	$181
Indexed annuities	433	3,016	2,583	489	2,982	2,493
Total	$433	$3,195	$2,762	$489	$3,163	$2,674

During the six months ended June 30, 2023, net market risk benefit liabilities increased by $273 million, which was primarily driven by $166 million in fees collected from policyholders and $74 million related to a decrease in discount rates across the curve.

During the six months ended June 30, 2022, net market risk benefit liabilities decreased by $1,773 million, which was primarily driven by $1,558 million related to an increase in discount rates across the curve and a $576 million change in instrument-specific credit risk related to widening of credit spreads, partially offset by $165 million of changes related to equity market performance and $162 million of fees collected from policyholders.

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

Policyholder behavior assumptions are unobservable inputs and are established using accepted actuarial valuation methods to estimate withdrawals (surrender rate) and income rider utilization. Assumptions are generally based on industry data and pricing assumptions which are updated for actual experience, if necessary. Actual experience may be limited for recently issued products.

All inputs are used to project excess benefits and fees over a range of risk-neutral, stochastic interest rate scenarios. For indexed annuities, stochastic equity return scenarios are also included within the range. A risk margin is incorporated within the discount rate to reflect uncertainty in the projected cash flows such as variations in policyholder behavior, as well as a credit spread to reflect our nonperformance risk, which is considered an unobservable input. We use the credit spread, relative to the US Treasury curve based on our public credit rating as of the valuation date, as the credit spread to reflect our nonperformance risk in the estimate of the fair value of market risk benefits.

The following summarizes the unobservable inputs for market risk benefits:

	June 30, 2023
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,762	Discounted cash flow	Nonperformance risk	0.4%	1.8%	1.5%	[1]	Decrease
			Option budget	0.5%	5.7%	1.8%	[2]	Decrease
			Surrender rate	3.3%	6.9%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	83.1%	[3]	Increase

	June 30, 2022
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average		Impact of an increase in the input on fair value
Market risk benefits, net	$2,674	Discounted cash flow	Nonperformance risk	0.5%	2.0%	1.6%	[1]	Decrease
			Option budget	0.5%	4.0%	1.6%	[2]	Decrease
			Surrender rate	3.3%	6.8%	4.5%	[2]	Decrease
			Utilization rate	28.6%	95.0%	81.6%	[3]	Increase

[1] The nonperformance risk weighted average is based on the cash flows underlying the market risk benefit reserve.
[2] The option budget and surrender rate weighted averages are calculated based on projected account values.
[3] The utilization of GLWB withdrawals represents the estimated percentage of policyholders that are expected to use their income rider over the duration of the contract, with the weighted average based on current account values.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Debt

Credit Facility—On June 30, 2023, AHL, ALRe, AUSA and AARe entered into a new, five-year revolving credit agreement with a syndicate of banks and Citibank, N.A. as administrative agent (Credit Facility), which replaced our previous revolving credit agreement dated as of December 3, 2019. The previous agreement, and the commitments under it, terminated as of June 30, 2023. The Credit Facility is unsecured and has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, in accordance with the terms of the Credit Facility. In connection with the Credit Facility, AHL and AUSA guaranteed all of the obligations of AHL, ALRe, AARe and AUSA under the Credit Facility and the related loan documents, and ALRe and AARe guaranteed certain of the obligations of AHL, ALRe, AARe and AUSA under the Credit Facility and the related loan documents. The borrowing capacity under the Credit Facility is $1.25 billion, subject to being increased up to $1.75 billion in total on the terms described in the Credit Facility. The Credit Facility contains various standard covenants with which we must comply, including the following:

1.Consolidated debt to capitalization ratio not to exceed 35%;
2.Minimum consolidated net worth of no less than $14.8 billion; and
3.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with the applicable margin varying based on AHL’s debt rating. Rates and terms are as defined in the Credit Facility.

As of June 30, 2023 and December 31, 2022, we had no amounts outstanding under the current or previous credit facilities and were in compliance with all financial covenants under the facilities.

Liquidity Facility—On June 30, 2023, AHL and ALRe entered into a new revolving credit agreement with a syndicate of banks and Wells Fargo Bank, National Association, as administrative agent (Liquidity Facility), which replaced our previous revolving credit agreement dated as of July 1, 2022. The previous credit agreement, and the commitments under it, expired on June 30, 2023. The Liquidity Facility is unsecured and has a commitment termination date of June 28, 2024, subject to any extensions of additional 364-day periods with consent of extending lenders and/or “term-out” of outstanding loans (by which, at our election, the outstanding loans may be converted to term loans which shall have a maturity of up to one year after the original maturity date), in each case in accordance with the terms of the Liquidity Facility. In connection with the Liquidity Facility, ALRe guaranteed all of the obligations of AHL under the Liquidity Facility and the related loan documents. The Liquidity Facility will be used for liquidity and working capital needs to meet short-term cash flow and investment timing differences. The borrowing capacity under the Liquidity Facility is $2.6 billion, subject to being increased up to $3.1 billion in total on the terms described in the Liquidity Facility. The Liquidity Facility contains various standard covenants with which we must comply, including the following:

1.ALRe minimum consolidated net worth of no less than $8.8 billion; and
2.Restrictions on our ability to incur liens, with certain exceptions.

Interest accrues on outstanding borrowings at either the adjusted term secured overnight financing rate plus a margin or the base rate plus a margin, with applicable margin varying based on ALRe’s financial strength rating. Rates and terms are as defined in the Liquidity Facility.

On February 7, 2023, we borrowed $1.0 billion from the previous liquidity facility for short-term cash flow needs, which was repaid in the first quarter of 2023. As of June 30, 2023 and December 31, 2022, we had no amounts outstanding under the current or previous liquidity facilities and were in compliance with all financial covenants under the facilities.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Equity

Accumulated Other Comprehensive Income (Loss)—The following provides the details and changes in AOCI:

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2023	$(10,879)	$(467)	$109	$4,735	$355	$(1)	$(6,148)
Other comprehensive income (loss) before reclassifications	(829)	55	(213)	813	(55)	11	(218)
Less: Reclassification adjustments for gains (losses) realized[1]	(63)	—	(42)	—	—	—	(105)
Less: Income tax expense (benefit)	(486)	(32)	(37)	577	(12)	1	11
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(110)	(2)	(51)	263	—	4	104
Balance at June 30, 2023	$(11,049)	$(378)	$26	$4,708	$312	$5	$(6,376)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at March 31, 2022	$(4,747)	$(65)	$(79)	$2,259	$309	$5	$(2,318)
Other comprehensive income (loss) before reclassifications	(7,568)	(94)	96	2,897	179	(79)	(4,569)
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(116)	7	15	—	—	—	(94)
Less: Income tax expense (benefit)	(1,341)	(18)	17	430	38	(4)	(878)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(862)	(10)	13	647	2	(7)	(217)
Balance at June 30, 2022	$(9,996)	$(138)	$(28)	$4,079	$448	$(63)	$(5,698)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(12,565)	$(334)	$47	$5,256	$285	$(10)	$(7,321)
Other comprehensive income (loss) before reclassifications	1,358	(64)	(22)	11	34	27	1,344
Less: Reclassification adjustments for gains (losses) realized in net income[1]	(94)	—	45	—	—	—	(49)
Less: Income tax expense (benefit)	(174)	(18)	(22)	504	6	5	301
Less: Other comprehensive income (loss) attributable to noncontrolling interests	110	(2)	(24)	55	1	7	147
Balance at June 30, 2023	$(11,049)	$(378)	$26	$4,708	$312	$5	$(6,376)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

(In millions)	Unrealized investment gains (losses) on AFS securities without a credit allowance	Unrealized investment gains (losses) on AFS securities with a credit allowance	Unrealized gains (losses) on hedging instruments	Remeasurement gains (losses) on future policy benefits related to discount rate	Remeasurement gains (losses) on market risk benefits related to credit risk	Foreign currency translation and other adjustments	Accumulated other comprehensive income (loss)
Balance at January 1, 2022	$—	$—	$—	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(14,213)	(191)	(33)	6,459	576	(81)	(7,483)
Less: Reclassification adjustments for gains (losses) realized[1]	(154)	—	15	—	—	—	(139)
Less: Income tax expense (benefit)	(2,525)	(34)	(9)	959	121	(5)	(1,493)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1,538)	(19)	(11)	1,421	7	(13)	(153)
Balance at June 30, 2022	$(9,996)	$(138)	$(28)	$4,079	$448	$(63)	$(5,698)

[1] Recognized in investment related gains (losses) on the condensed consolidated statements of income (loss).

12. Income Taxes

The income tax expense (benefit) was $133 million and $(378) million for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 21% and 12% for the three months ended June 30, 2023 and 2022, respectively. The income tax expense (benefit) was $296 million and $(662) million for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 15% and 12% for the six months ended June 30, 2023 and 2022, respectively.

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

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the three months ended June 30, 2023 and 2022, we incurred management fees, inclusive of the base and sub-allocation fees, of $232 million and $182 million, respectively. During the six months ended June 30, 2023 and 2022, we incurred management fees, inclusive of the base and sub-allocation fees, of $454 million and $368 million, respectively. Management fees are included within net investment income on the condensed consolidated statements of income (loss). As of June 30, 2023 and December 31, 2022, management fees payable were $88 million and $80 million, respectively, and are included in other liabilities on the condensed consolidated balance sheets. Such amounts include fees incurred attributable to Athene Co-Invest Reinsurance Affiliate Holding Ltd. (together with its subsidiaries, ACRA 1) and Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. (together with its subsidiaries, ACRA 2) including any noncontrolling interests associated with ACRA 1 and ACRA 2 (collectively, ACRA).

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

AGM owns all of our common stock and James Belardi, our Chief Executive Officer, serves as a member of the board of directors and an executive officer of AGM, and Chief Executive Officer of ISG, which is also a subsidiary of AGM. Mr. Belardi also owns a profit interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of subadvisory fees, as such fees are defined in our fee agreement with Apollo. Additionally, five of the twelve members of our board of directors (including Mr. Belardi) are employees of or consultants to Apollo. In order to protect against potential conflicts of interest resulting from transactions into which we have entered and will continue to enter into with the Apollo Group, our bye-laws require us to maintain a conflicts committee comprised solely of directors who are not general partners, directors (other than independent directors of AGM), managers, officers or employees of any member of the Apollo Group. The conflicts committee reviews and approves material transactions between us and the Apollo Group, subject to certain exceptions.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Other related party transactions

Apollo Aligned Alternatives Aggregator, L.P. (AAA) – We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management (AUM) by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the second quarter of 2022, we contributed $7,845 million of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA.

Wheels Donlen – We contributed our limited partnership investment in Athene Freedom Parent, LP (Athene Freedom), for which an Apollo affiliate is the general partner, to AAA during the second quarter of 2022. Athene Freedom indirectly invests in Wheels, Inc. (Wheels) and Donlen, LLC (Donlen). During the fourth quarter of 2022, Athene Freedom also invested in LeasePlan USA, Inc. (LeasePlan). We own securities issued by Wheels, Donlen and LeasePlan of $1,493 million and $1,024 million as of June 30, 2023 and December 31, 2022, respectively, which are held as related party AFS securities on the condensed consolidated balance sheets.

MidCap FinCo Designated Activity Company (MidCap Financial) – We have various investments in MidCap Financial including an investment through AAA, senior unsecured notes and redeemable preferred stock. We previously directly held MidCap Financial profit participating notes until contribution to AAA during the second quarter of 2022. We also hold structured securities issued by MidCap Financial affiliates. As of June 30, 2023 and December 31, 2022, we held securities issued by MidCap Financial and its affiliates of $1,693 million and $1,262 million, respectively, which are included in related party AFS or trading securities on the condensed consolidated balance sheets.

Athora – We have a cooperation agreement with Athora, pursuant to which, among other things, (1) for a period of 30 days from the receipt of notice of a cession, we have the right of first refusal to reinsure (i) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (ii) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by our insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) we provide Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom (UK)) and (4) Athora provides us and our subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the UK. Notwithstanding the foregoing, pursuant to the cooperation agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the cooperation agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the cooperation agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of June 30, 2023, we have not exercised our right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.

We have investments in Athora’s equity, which we hold as a related party investment fund on the condensed consolidated balance sheets, and non-redeemable preferred equity securities. The following table summarizes our investments in Athora:

(In millions)	June 30, 2023	December 31, 2022
Investment fund	$1,061	$959
Non-redeemable preferred equity securities	247	273
Total investment in Athora	$1,308	$1,232

Additionally, as of June 30, 2023 and December 31, 2022, we had $60 million and $59 million, respectively, of funding agreements outstanding to Athora. We also have commitments to make additional equity investments in Athora of $529 million as of June 30, 2023.

Catalina – We have an investment in Apollo Rose II (B) (Apollo Rose), which we consolidate as a VIE. Apollo Rose has equity interests in Catalina Holdings (Bermuda) Ltd. (Catalina) and is reflected as a related party investment fund in assets of consolidated VIEs on the condensed consolidated balance sheets. During the fourth quarter of 2022, we entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede certain inforce funding agreements. We elected the fair value option on this agreement and had a liability of $209 million and $142 million as of June 30, 2023 and December 31, 2022, respectively, which is included in other liabilities on the condensed consolidated balance sheets.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Venerable – We have coinsurance and modco agreements with Venerable Insurance and Annuity Company (VIAC). Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to those coinsurance and modco agreements. We expect to recognize a gain of approximately $550 – $590 million under US GAAP in the third quarter of 2023 as a result of the settlement of the recapture agreement. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the recapture, we were required by US GAAP to recognize the unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023, which are expected to be more than offset by the gain on the settlement of the recapture agreement. VIAC is a related party due to our minority equity investment in its holding company’s parent, VA Capital, which was $214 million and $240 million as of June 30, 2023 and December 31, 2022, respectively. The minority equity investment in VA Capital is included in related party investment funds on the condensed consolidated balance sheets and accounted for as an equity method investment. VA Capital is owned by a consortium of investors, led by affiliates of Apollo, Crestview Partners III Management , LLC and Reverence Capital Partners L.P., and is the parent of Venerable, which is the parent of VIAC.

We also have term loans receivable from Venerable due in 2033, which are included in related party other investments on the condensed consolidated balance sheets. The loans are held at fair value and were $343 million and $303 million as of June 30, 2023 and December 31, 2022, respectively. While management views the overall transactions with Venerable as favorable to us, the stated interest rate of 6.257% on the initial term loan to Venerable represented a below-market interest rate, and management considered such rate as part of its evaluation and pricing of the reinsurance transactions.

Strategic Partnership – We have an agreement pursuant to which we may invest up to $2.875 billion over three years in funds managed by Apollo entities (Strategic Partnership). This arrangement is intended to permit us to invest across the Apollo alternatives platform into credit-oriented, strategic and other alternative investments in a manner and size that is consistent with our existing investment strategy. Fees for such investments payable by us to Apollo would be more favorable to us than market rates, and consistent with our existing alternative investments, investments made under the Strategic Partnership require approval of ISG and remain subject to our existing governance processes, including approval by our conflicts committee where applicable. During the second quarter of 2022, we contributed the majority of our Strategic Partnership investments to AAA. As of June 30, 2023 and December 31, 2022, we had $1,455 million and $1,046 million, respectively, of investments under the Strategic Partnership and these investments are typically included as consolidated VIEs or related party investment funds on the condensed consolidated balance sheets.

PK AirFinance – We have investments in PK AirFinance (PK Air), an aviation lending business with a portfolio of loans (Aviation Loans). The Aviation Loans are generally fully secured by aircraft leases and aircraft and are securitized by a special purpose vehicle (SPV) for which Apollo acts as ABS manager (ABS-SPV). The ABS-SPV issues tranches of senior notes and subordinated notes, which are secured by the Aviation Loans. We have purchased both senior and subordinated notes of PK Air, which are included in related party AFS or trading securities on the condensed consolidated balance sheets. During the first quarter of 2022, we contributed our investment in the subordinated notes to PK Air Holdings, LP (PK Air Holdings) and then contributed PK Air Holdings to AAA during the second quarter of 2022. We had investments in PK Air notes of $1,689 million and $1,183 million as of June 30, 2023 and December 31, 2022, respectively. We also have commitments to make additional investments in PK Air of $1,471 million as of June 30, 2023.

Apollo/Athene Dedicated Investment Programs – ACRA 1 is partially owned by Apollo/Athene Dedicated Investment Program (ADIP 1), a fund managed by Apollo. ALRe currently holds 36.55% of the economic interests in ACRA 1 and all of ACRA 1’s voting interests, with ADIP 1 holding the remaining 63.45% of the economic interests. During the three months ended June 30, 2023 and 2022, we received capital contributions of $0 million and $400 million, respectively, from ADIP 1, and paid dividends of $0 million and $0 million, respectively, to ADIP 1. During the six months ended June 30, 2023 and 2022, we received capital contributions of $0 million and $711 million, respectively, from ADIP 1, and paid dividends of $127 million and $0 million, respectively, to ADIP 1. Additionally, as of June 30, 2023 and December 31, 2022, we had $200 million and $202 million, respectively, of related party payables for contingent investment fees payable by ACRA 1 to Apollo. ACRA 1 is obligated to pay the contingent investment fees on behalf of ADIP 1 and, as such, the balance is attributable to noncontrolling interest.

Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to Apollo/Athene Dedicated Investment Program II (ADIP 2), a fund managed by Apollo, for $640 million. ALRe holds all of ACRA 2’s voting interests.

Unsecured Revolving Promissory Note Receivable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AGM to borrow funds from AHL. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AHL’s request. The note receivable had an outstanding balance of $117 million and $78 million as of June 30, 2023 and December 31, 2022, respectively.

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million. Interest accrues at the US mid-term applicable federal rate per year and has a maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2023 and December 31, 2022, respectively.

ATHENE HOLDING LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Atlas Securitized Products Holdings LP (Atlas) – We have an equity investment in Atlas, an asset-backed specialty lender, through our investment in AAA. As of June 30, 2023 and December 31, 2022, we had $1,004 million and $0 million, respectively, of related party AFS securities issued by Atlas. Additionally, we have $861 million and $0 million of reverse repurchase agreements issued by Atlas as of June 30, 2023 and December 31, 2022, respectively, which are held as related party short-term investments on the condensed consolidated balance sheets. See Note 14 – Commitments and Contingencies for further information on assurance letters issued in support of Atlas.

14. Commitments and Contingencies

Contingent Commitments—We had commitments to make investments, primarily capital contributions to investment funds, inclusive of related party commitments discussed previously and those of consolidated VIEs, of $20.6 billion as of June 30, 2023. We expect most of our current commitments could be invested over the next five years; however, these commitments could become due any time upon counterparty request.

Funding Agreements—We are a member of the Federal Home Loan Bank of Des Moines (FHLB) and, through membership, we have issued funding agreements to the FHLB in exchange for cash advances. As of June 30, 2023 and December 31, 2022, we had $4.8 billion and $3.7 billion, respectively, of FHLB funding agreements outstanding. We are required to provide collateral in excess of the funding agreement amounts outstanding, considering any discounts to the securities posted and prepayment penalties.

We have a funding agreement backed notes (FABN) program, which allows Athene Global Funding, a special-purpose, unaffiliated statutory trust, to offer its senior secured medium-term notes. Athene Global Funding uses the net proceeds from each sale to purchase one or more funding agreements from us. As of June 30, 2023 and December 31, 2022, we had $20.3 billion and $21.0 billion, respectively, of board-authorized FABN funding agreements outstanding. We had $14.4 billion of board-authorized FABN capacity remaining as of June 30, 2023.

We also established a secured funding agreement backed repurchase agreement (FABR) program, in which a special-purpose, unaffiliated entity enters into repurchase agreements with a bank and the proceeds of the repurchase agreements are used by the special-purpose entity to purchase funding agreements from us. As of June 30, 2023 and December 31, 2022, we had $3.0 billion and $3.0 billion, respectively, of FABR funding agreements outstanding.

Pledged Assets and Funds in Trust (Restricted Assets)—The total restricted assets included on the condensed consolidated balance sheets are as follows:

(In millions)	June 30, 2023	December 31, 2022
AFS securities	$23,477	$15,366
Trading securities	139	55
Equity securities	75	38
Mortgage loans	8,872	8,849
Investment funds	127	103
Derivative assets	93	65
Short-term investments	69	120
Other investments	210	170
Restricted cash	2,203	628
Total restricted assets	$35,265	$25,394

The restricted assets are primarily related to reinsurance trusts established in accordance with coinsurance agreements and the FHLB and FABR funding agreements described above.

Letters of Credit—We have undrawn letters of credit totaling $1,335 million as of June 30, 2023. These letters of credit were issued for our reinsurance program and have expirations through July 28, 2025.

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

We have established a significant base of earnings and, as of June 30, 2023, have an expected annual net investment spread, which measures our investment performance plus strategic capital management fees less the total cost of our liabilities, of 1–2% over the estimated 8.4 year weighted-average life of our net reserve liabilities. The weighted-average life includes deferred annuities, pension group annuities, funding agreements, payout annuities and other products.

Our total assets have grown to $269.4 billion as of June 30, 2023. For the six months ended June 30, 2023 and the year ended December 31, 2022, we generated an annualized net investment spread of 1.91% and 1.71%, respectively.

The following table presents the inflows generated from our organic and inorganic channels as well as outflows and the breakout between Athene and the ACRA noncontrolling interest:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Retail	$6,782	$3,748	$15,360	$6,613
Flow reinsurance	2,782	1,038	4,575	2,039
Funding agreements[1]	148	1,755	1,648	7,451
Pension group annuities	9,002	5,508	9,058	7,502
Gross organic inflows	18,714	12,049	30,641	23,605
Gross inorganic inflows	—	—	—	—
Total gross inflows	18,714	12,049	30,641	23,605
Gross outflows[2]	(9,135)	(4,925)	(16,014)	(9,808)
Net flows	$9,579	$7,124	$14,627	$13,797

Inflows attributable to Athene	$14,977	$8,889	$26,873	$18,222
Inflows attributable to ACRA noncontrolling interest	3,737	3,160	3,768	5,383
Total gross inflows	$18,714	$12,049	$30,641	$23,605

Outflows attributable to Athene	$(7,891)	$(4,062)	$(13,422)	$(8,134)
Outflows attributable to ACRA noncontrolling interest	(1,244)	(863)	(2,592)	(1,674)
Total gross outflows[2]	$(9,135)	$(4,925)	$(16,014)	$(9,808)

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

Our organic channels, including retail, flow reinsurance and institutional products, provided gross inflows of $30.6 billion and $23.6 billion for the six months ended June 30, 2023 and 2022, respectively, which were underwritten to attractive returns. Gross organic inflows increased $7.0 billion, or 30% from the prior year, reflecting the strength of our multi-channel distribution platform and our ability to quickly pivot into optimal and profitable channels as opportunities arise. Withdrawals on our deferred annuities, repurchases and maturities of our funding agreements, payments on payout annuities and pension group annuity payments (collectively, gross outflows), in the aggregate were $16.0 billion and $9.8 billion for the six months ended June 30, 2023 and 2022, respectively. The increase in gross outflows was primarily related to certain reinsurance blocks going through shock lapse and larger funding agreement maturities. We believe that our credit profile, current product offerings and product design capabilities as well as our growing reputation as both a seasoned funding agreement issuer and a reliable pension group annuity counterparty will continue to enable us to grow our existing organic channels and allow us to source additional volumes of profitably underwritten liabilities in various market environments. We intend to continue to grow organically by expanding each of our retail, flow reinsurance and institutional distribution channels. We believe that we have the right people, infrastructure, scale and capital discipline to position us for continued growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within our retail channel, we had fixed annuity sales of $15.4 billion and $6.6 billion for the six months ended June 30, 2023 and 2022, respectively. The increase in our retail channel was driven by the strong performance of our multi-year guaranteed annuity (MYGA) and indexed annuity products across our bank, independent marketing organization (IMO) and broker-dealer channels, exhibiting strong sales execution reflecting the current rate environment, as well as our continued expansion into large financial institutions. We have maintained our disciplined approach to pricing and our targeted underwritten returns. We aim to continue to grow our retail channel by deepening our relationships with our approximately 53 IMOs, approximately 84,000 independent agents and our growing network of 16 banks and 141 regional broker-dealers. Our strong financial position and diverse, capital-efficient products allow us to be dependable partners with IMOs, banks and broker-dealers as well as consistently write new business. We expect our retail channel to continue to benefit from our credit profile, product launches and continuous product enhancements. We believe this should support growth in sales at our targeted returns through increased volumes via existing IMO relationships and allow us to continue to expand our bank and broker-dealer channels. Additionally, we continue to focus on hiring and training a specialized sales force and creating products to capture new potential distribution opportunities.

Within our flow reinsurance channel, we target reinsurance business consistent with our preferred liability characteristics, which provides us another opportunistic channel for us to source liabilities with attractive crediting rates. We generated inflows through our flow reinsurance channel of $4.6 billion and $2.0 billion for the six months ended June 30, 2023 and 2022, respectively. The increase in our flow reinsurance channel from prior year was driven by strong volumes, including a record current quarter, from existing partnerships reflecting the elevated interest rate environment as well as new partners added in both the US and Japan in the current year. We expect that our credit profile and our reputation as a solutions provider will help us continue to source additional reinsurance partners, which will further diversify our flow reinsurance channel.

Within our institutional channel, we generated inflows of $10.7 billion and $15.0 billion for the six months ended June 30, 2023 and 2022, respectively. The decrease in our institutional channel was driven by lower funding agreement annuity inflows, partially offset by higher pension group annuity inflows. We issued funding agreements in the aggregate principal amount of $1.6 billion and $7.5 billion for the six months ended June 30, 2023 and 2022, respectively. The decrease in our funding agreement channel from prior year was primarily driven by fewer issuances through our FABN and FABR programs as well as fewer issuances of long-term repurchase agreements as market conditions remain challenging.

The following represents the aggregate principal amount of funding agreement inflows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
FABN	$148	$874	$148	$4,325
FHLB	—	—	1,500	495
FABR	—	—	—	1,000
Long-term repurchase agreements	—	881	—	1,631
Total funding agreement inflows	$148	$1,755	$1,648	$7,451

As of June 30, 2023, we had funding agreements of $20.3 billion and $3.0 billion outstanding under our FABN and FABR programs, respectively, $4.8 billion outstanding with the FHLB and $2.9 billion of long-term repurchase agreements.

During the six months ended June 30, 2023, we issued group annuity contracts in the aggregate principal amount of $9.1 billion, compared to $7.5 billion during the six months ended June 30, 2022. The increase in our pension group annuity channel was primarily related to closing a $7.6 billion transaction, our largest single pension group annuity transaction to date, in the second quarter of 2023. Since entering the pension group annuity market in 2017, we have closed 45 deals resulting in the issuance or reinsurance of group annuities of $50.5 billion with more than 545,000 plan participants as of June 30, 2023. We expect to grow our institutional channel by continuing to engage in pension group annuity transactions and programmatic issuances of funding agreements.

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

Executing our growth strategy requires that we have sufficient capital available to deploy. We believe that we have significant capital available to support our growth aspirations. As of June 30, 2023, we estimate that we have approximately $7.2 billion in capital available to deploy, consisting of approximately $1.6 billion in projected excess equity capital, $3.3 billion in untapped debt capacity (assuming a peer average adjusted debt to capitalization ratio of 25%, which is subject to general availability and market conditions), and $2.3 billion in available undrawn capital at ACRA, after giving effect to closings of ACRA 2, including strategic third-party sidecar capital, that were completed or are currently expected to be completed subsequent to quarter-end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To support our growth strategies and capital deployment opportunities, we established ACRA 1 as a long-duration, on-demand capital vehicle. We own 36.55% of the economic interests in ACRA 1, with the remaining 63.45% of the economic interests being owned by ADIP 1, a series of funds managed by an affiliate of Apollo. ACRA 1 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP 1’s proportionate economic interest in ACRA 1.

To further support our growth and capital deployment opportunities following the deployment of capital by ACRA 1, we established ACRA 2 in December of 2022 as another long-duration, on-demand capital vehicle. As of June 30, 2023, ACRA 2 had assumed US GAAP reserves of approximately $14 billion. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP 2 for $640 million. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP 2’s proportionate economic interest in ACRA 2.

These shareholder-friendly, strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

AAA Investment

We consolidate AAA as a VIE. Apollo established AAA for the purpose of providing a single vehicle through which we and third-party investors can participate in a portfolio of alternative investments, which include those managed by Apollo. Additionally, we believe AAA enhances Apollo’s ability to increase alternative AUM by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022. During the second quarter of 2022, we contributed $7.8 billion of certain of our alternative investments to AAA in exchange for limited partnership interests in AAA.

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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. The global financial system has been experiencing increased volatility in 2023 due to the failure of certain financial institutions, primarily US regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see Part I–Item 1A. Risk Factors in our 2022 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

US inflation continued to recede during the second quarter of 2023 as the US Federal Reserve continued its interest rate hiking cycle, given that the Consumer Price Index persisted above the 2% target. The US Bureau of Labor Statistics reported that the annual US inflation rate edged down to 3.0% as of June 30, 2023, compared to 5.0% as of March 31, 2023, as action from the US Federal Reserve continues to temper inflation. While declining, the heightened US inflation rate persists due to a combination of supply and demand factors. As a result, in July 2023, the US Federal Reserve raised the benchmark interest rate to a target range of 5.25% to 5.50%, up from a target range of 4.75% to 5.00% in March 2023, which marked the fourth interest rate hike in 2023.

Equity market performance continued to rally during the second quarter alongside a rebound in credit markets. In the US, the S&P 500 Index increased by 8.3% during the second quarter of 2023, following an increase of 7.0% during the first quarter of 2023. In terms of economic conditions in the US, the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.4% in the second quarter of 2023, following an increase of 2.0% in the first quarter of 2023. As of July 2023, the International Monetary Fund estimated that the US economy will expand by 1.8% in 2023 and 1.0% in 2024. The US Bureau of Labor Statistics reported that the US unemployment rate increased to 3.6% as of June 30, 2023. Oil finished a volatile quarter down 6.6%, after depreciating by 5.7% during the first quarter of 2023, as the general downtrend from 2022 has continued into 2023.

Foreign exchange rates can impact the valuations of our investments and liabilities that are denominated in currencies other than the US dollar. The US dollar weakened in the second quarter of 2023 compared to the euro. Relative to the US dollar, the euro appreciated 0.6% during the second quarter of 2023, after appreciating 1.3% in the first quarter of 2023. We generally undertake hedging activities to eliminate or mitigate foreign exchange currency risk.

Interest Rate Environment

Rates had a slightly less volatile second quarter of 2023 compared to the first quarter, with the US 10-year Treasury yield increasing during the quarter to end the quarter at 3.81%. The US 2-year and 10-year Treasury yield curves remain inverted, with the magnitude of the inversion having increased in the second quarter, which continues to drive recessionary concerns. Given these competing dynamics, it is difficult to predict the level of interest rates and the shape of the yield curve.

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

We address interest rate risk through managing the duration of the liabilities we source with assets we acquire through ALM modeling. As part of our investment strategy, we purchase floating rate investments, which we expect would perform well in a rising interest rate environment and which we expect would underperform in a declining rate environment. As of June 30, 2023, our net invested asset portfolio included $42.8 billion of floating rate investments, or 20% of our net invested assets, and our net reserve liabilities included $14.0 billion of floating rate liabilities at notional, or 7% of our net invested assets, resulting in $28.8 billion of net floating rate assets, or 13% of our net invested assets.

If prevailing interest rates were to rise, we believe our products would be more attractive to consumers and our sales would likely increase. If prevailing interest rates were to decline, it is likely that our products would be less attractive to consumers and our sales would likely decrease. In periods of prolonged low interest rates, the net investment spread may be negatively impacted by reduced investment income to the extent that we are unable to adequately reduce policyholder crediting rates due to policyholder guarantees in the form of minimum crediting rates or otherwise due to market conditions. As of June 30, 2023, most of our products were deferred annuities with 18% of our FIAs at the minimum guarantees and 20% of our fixed rate annuities at the minimum crediting rates. As of June 30, 2023, minimum guarantees on all of our deferred annuities, including those with crediting rates already at their minimum guarantees, were, on average, greater than 190 basis points below the crediting rates on such deferred annuities, allowing us room to reduce rates before reaching the minimum guarantees. Our remaining liabilities are associated with immediate annuities, pension group annuity obligations, funding agreements and life contracts for which we have little to no discretionary ability to change the rates of interest payable to the respective policyholder or institution. A significant majority of our deferred annuity products have crediting rates that we may reset annually upon renewal, following the expiration of the current guaranteed period. While we have the contractual ability to lower these crediting rates to the guaranteed minimum levels, our willingness to do so may be limited by competitive pressures.

See Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risks in this report and Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report, which include a discussion regarding interest rate and other significant risks and our strategies for managing these risks.

Discontinuation of London Inter-bank Offered Rate (LIBOR)

On December 31, 2021, most LIBOR settings (i.e., 24 out of 35, including 1-week and 2-month US Dollar (USD) LIBOR as well as all other non-USD LIBOR settings) ceased to be published. On June 30, 2023, the remaining LIBOR settings ceased to be published or were deemed non-representative.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2023, we had contracts tied to LIBOR in the notional amounts set forth in the table below:

(In millions)	Total Exposure
Investments[1]	$30,367
Product liabilities[2]	52
Derivatives hedging product liabilities[3]	90
Other derivatives[4]	3,493
Other contracts[5]	250
Total notional of contracts tied to LIBOR	$34,252

1 As of June 30, 2023, the notional value of our investment-related contracts, including our funds withheld-related contracts, tied to LIBOR was approximately $30.4 billion. We expect the reference rate with respect to approximately $29.2 billion of these investment-related contracts will reset and transition to an alternative reference rate, such as SOFR, on or prior to September 30, 2023.

2 As of June 30, 2023, the notional value of our product liabilities for which LIBOR is a component in the determination of interest credited was approximately $52 million. The reference rate with respect to all of these product liabilities reset and transitioned to SOFR on July 3, 2023. As a result, we do not expect any amount of LIBOR exposure for these product liabilities to extend beyond July 3, 2023.

3 As of June 30, 2023, the notional value of our derivatives to hedge exposure to product liabilities tied to LIBOR was approximately $90 million. The reference rate with respect to all of these derivatives reset and transitioned to SOFR on July 3, 2023. As a result, we do not expect any amount of LIBOR exposure for these derivatives to extend beyond July 3, 2023.

4 As of June 30, 2023, the notional value of our other derivative contracts tied to LIBOR was approximately $3.5 billion. The reference rate with respect to approximately $3.0 billion of these derivatives reset and transitioned to SOFR on July 3, 2023. The remaining $512 million are Central Counterparty Clearing House cleared, have no further LIBOR resets after June 30, 2023 and mature before September 30, 2023. As a result, we do not expect any amount of LIBOR exposure for these derivatives to extend beyond September 30, 2023.

5 As of June 30, 2023, the notional value of our other contracts tied to LIBOR was approximately $250 million, relating to one floating rate funding agreement. The reference rate with respect to this funding agreement reset and transitioned to SOFR in connection with an interest rate reset date of July 8, 2023. As a result, we do not expect any LIBOR exposure for these other contracts to extend beyond July 8, 2023.

Based on actions taken to date, the discontinuation of LIBOR, and the transition to alternative reference rates, has not had a material impact on our condensed consolidated financial statements.

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

According to LIMRA, total annuity market sales in the US were $94.1 billion for the three months ended March 31, 2023, a 48.7% increase from the same time period in 2022, as higher interest rates spurred continued growth in the US annuity market. In the total annuity market, for the three months ended March 31, 2023 (the most recent period for which specific market share data is available), we were the largest provider of annuities based on sales of $8.6 billion, translating to a 9.2% market share. For the three months ended March 31, 2022, we were the seventh largest provider of annuities based on sales of $2.9 billion, translating to a 4.6% market share.

According to LIMRA, total fixed annuity market sales in the US were $70.9 billion for the three months ended March 31, 2023, a 101.4% increase from the same time period in 2022. In the total fixed annuity market, for the three months ended March 31, 2023 (the most recent period for which specific market share data is available), we were the largest provider of fixed annuities based on sales of $8.4 billion, translating to an 11.9% market share. For the three months ended March 31, 2022, we were the fourth largest provider of fixed annuities based on sales of $2.6 billion, translating to a 7.5% market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

According to LIMRA, total fixed-indexed annuity market sales in the US were $23.1 billion for the three months ended March 31, 2023, a 41.7% increase from the same time period in 2022. For the three months ended March 31, 2023 (the most recent period for which specific market share data is available), we were the largest provider of FIAs based on sales of $2.5 billion, translating to a 10.8% market share. For the three months ended March 31, 2022, we were the largest provider of FIAs based on sales of $2.2 billion, translating to a 13.7% market share.

According to LIMRA, total registered indexed linked annuity (RILA) market sales in the US were $10.4 billion for the three months ended March 31, 2023, an 8.3% increase from the same time period in 2022. For the three months ended March 31, 2023 (the most recent period for which specific market share data is available), we were the tenth largest provider of RILAs based on sales of $217 million, translating to a 2.1% market share. For the three months ended March 31, 2022, we were the ninth largest provider of RILAs based on sales of $235 million, translating to a 2.4% market share. We believe RILAs represent a significant growth opportunity for Athene.

Key Operating and Non-GAAP Measures

In addition to our results presented in accordance with accounting principles generally accepted in the United States of America (US GAAP), we present certain financial information that includes non-GAAP measures. Management believes the use of these non-GAAP measures, together with the relevant US GAAP measures, provides information that may enhance an investor’s understanding of our results of operations and the underlying profitability drivers of our business. The majority of these non-GAAP measures are intended to remove from the results of operations the impact of market volatility (other than with respect to alternative investments) as well as integration, restructuring, stock compensation and certain other expenses which are not part of our underlying profitability drivers, as such items fluctuate from period to period in a manner inconsistent with these drivers. These measures should be considered supplementary to our results in accordance with US GAAP and should not be viewed as a substitute for the corresponding US GAAP measures. See Non-GAAP Measure Reconciliations for the appropriate reconciliations to the most directly comparable US GAAP measures.

Spread Related Earnings (SRE)

Spread related earnings is a pre-tax non-GAAP measure used to evaluate our financial performance excluding market volatility and expenses related to integration, restructuring, stock compensation and other expenses. Our spread related earnings equals net income (loss) available to AHL common shareholder adjusted to eliminate the impact of the following:

•Investment Gains (Losses), Net of Offsets—Consists of the realized gains and losses on the sale of AFS securities, the change in fair value of reinsurance assets, unrealized gains and losses, changes in the credit loss allowance, and other investment gains and losses. Unrealized, allowances and other investment gains and losses are comprised of the fair value adjustments of trading securities (other than certain equity tranche securities) and mortgage loans, investments held under the fair value option, derivative gains and losses not hedging FIA index credits, and the change in credit loss allowances recognized in operations net of the change in AmerUs Closed Block fair value reserve related to the corresponding change in fair value of investments. The change in fair value of our investment in Apollo was included in prior years. Investment gains and losses are net of offsets related to the market value adjustments (MVA) associated with surrenders or terminations of contracts.

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

Adjusted Debt to Capital Ratio

Adjusted debt to capital ratio is a non-GAAP measure used to evaluate our capital structure excluding the impacts of AOCI and the cumulative changes in fair value of funds withheld and modco reinsurance assets as well as mortgage loan assets, net of tax. Adjusted debt to capital ratio is calculated as total debt at notional value divided by adjusted capitalization. Adjusted capitalization includes our adjusted AHL common shareholder’s equity, preferred stock and the notional value of our debt. Adjusted AHL common shareholder’s equity is calculated as the ending AHL shareholders’ equity excluding AOCI, the cumulative changes in fair value of funds withheld and modco reinsurance assets and mortgage loan assets as well as preferred stock. These adjustments fluctuate period to period in a manner inconsistent with our underlying profitability drivers as the majority of such fluctuation is related to the market volatility of the unrealized gains and losses associated with our AFS securities, reinsurance assets and mortgage loans. Except with respect to reinvestment activity relating to acquired blocks of businesses, we typically buy and hold investments to maturity throughout the duration of market fluctuations, therefore, the period-over-period impacts in unrealized gains and losses are not necessarily indicative of current operating fundamentals or future performance. Adjusted debt to capital ratio should not be used as a substitute for the debt to capital ratio. However, we believe the adjustments to shareholders’ equity are significant to gaining an understanding of our capitalization, debt utilization and debt capacity.

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

Net investment earned rate is a non-GAAP measure we use to evaluate the performance of our net invested assets that does not correspond to US GAAP net investment income. Net investment earned rate is computed as the income from our net invested assets divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. The adjustments to net investment income to arrive at our net investment earned rate add (a) alternative investment gains and losses, (b) gains and losses related to certain equity securities, (c) net VIE impacts (revenues, expenses and noncontrolling interest), (d) forward points gains and losses on foreign exchange derivative hedges and (e) the change in fair value of reinsurance assets, and removes the proportionate share of the ACRA net investment income associated with the noncontrolling interest. The gain or loss on our investment in Apollo was removed in prior years. We include the income and assets supporting our change in fair value of reinsurance assets by evaluating the underlying investments of the funds withheld at interest receivables and we include the net investment income from those underlying investments which does not correspond to the US GAAP presentation of change in fair value of reinsurance assets. We exclude the income and assets supporting business that we have exited through ceded reinsurance including funds withheld agreements. We believe the adjustments for reinsurance provide a net investment earned rate on the assets for which we have economic exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs, but does not include the proportionate share of the ACRA cost of funds associated with the noncontrolling interest. Cost of crediting on deferred annuities is the interest credited to the policyholders on our fixed strategies as well as the option costs on the indexed annuity strategies. With respect to FIAs, the cost of providing index credits includes the expenses incurred to fund the annual index credits, and where applicable, minimum guaranteed interest credited. Cost of crediting on institutional products is comprised of (1) pension group annuity costs, including interest credited, benefit payments and other reserve changes, net of premiums received when issued, and (2) funding agreement costs, including the interest payments and other reserve changes. Additionally, cost of crediting includes forward points gains and losses on foreign exchange derivative hedges. Other liability costs include DAC, DSI and VOBA amortization, certain market risk benefit costs, the cost of liabilities on products other than deferred annuities and institutional products, premiums and certain product charges and other revenues. We include the costs related to business added through assumed reinsurance transactions and exclude the costs related to business that we have exited through ceded reinsurance transactions. Cost of funds is computed as the total liability costs divided by the average net invested assets, for the relevant period. To enhance the ability to analyze these measures across periods, interim periods are annualized. We believe a measure like cost of funds is useful in analyzing the trends of our core business operations and profitability. While we believe cost of funds is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total benefits and expenses presented under US GAAP.

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

Other operating expenses excludes integration, restructuring and other non-operating expenses, stock compensation and long-term incentive plan expenses, interest expense, policy acquisition expenses and the proportionate share of the ACRA operating expenses associated with the noncontrolling interest. We believe a measure like other operating expenses is useful in analyzing the trends of our core business operations and profitability. While we believe other operating expenses is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for policy and other operating expenses presented under US GAAP.

Net Invested Assets

In managing our business, we analyze net invested assets, which do not correspond to total investments, including investments in related parties, as disclosed in our consolidated financial statements and notes thereto. Net invested assets represent the investments that directly back our net reserve liabilities as well as surplus assets. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets include (a) total investments on the consolidated balance sheets, with AFS securities, trading securities and mortgage loans at cost or amortized cost, excluding derivatives, (b) cash and cash equivalents and restricted cash, (c) investments in related parties, (d) accrued investment income, (e) VIE and VOE assets, liabilities and noncontrolling interest adjustments, (f) net investment payables and receivables, (g) policy loans ceded (which offset the direct policy loans in total investments) and (h) an adjustment for the allowance for credit losses. Net invested assets exclude assets associated with funds withheld liabilities related to business exited through reinsurance agreements and derivative collateral (offsetting the related cash positions). We include the underlying investments supporting our assumed funds withheld and modco agreements in our net invested assets calculation in order to match the assets with the income received. We believe the adjustments for reinsurance provide a view of the assets for which we have economic exposure. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but do not include the proportionate share of investments associated with the noncontrolling interest. Our net invested assets are averaged over the number of quarters in the relevant period to compute our net investment earned rate for such period. While we believe net invested assets is a meaningful financial metric and enhances our understanding of the underlying drivers of our investment portfolio, it should not be used as a substitute for total investments, including related parties, presented under US GAAP.

Net Reserve Liabilities

In managing our business, we also analyze net reserve liabilities, which does not correspond to total liabilities as disclosed in our consolidated financial statements and notes thereto. Net reserve liabilities represent our policyholder liability obligations net of reinsurance and are used to analyze the costs of our liabilities. Net reserve liabilities include (a) interest sensitive contract liabilities, (b) future policy benefits, (c) net market risk benefits, (d) long-term repurchase obligations, (e) dividends payable to policyholders and (f) other policy claims and benefits, offset by reinsurance recoverable, excluding policy loans ceded. Net reserve liabilities include our proportionate share of ACRA reserve liabilities, based on our economic ownership, but do not include the proportionate share of reserve liabilities associated with the noncontrolling interest. Net reserve liabilities is net of the ceded liabilities to third-party reinsurers as the costs of the liabilities are passed to such reinsurers and, therefore, we have no net economic exposure to such liabilities, assuming our reinsurance counterparties perform under our agreements. The majority of our ceded reinsurance is a result of reinsuring large blocks of life insurance business following acquisitions. For such transactions, US GAAP requires the ceded liabilities and related reinsurance recoverables to continue to be recorded in our consolidated financial statements despite the transfer of economic risk to the counterparty in connection with the reinsurance transaction. We include the underlying liabilities assumed through modco reinsurance agreements in our net reserve liabilities calculation in order to match the liabilities with the expenses incurred. While we believe net reserve liabilities is a meaningful financial metric and enhances our understanding of the underlying profitability drivers of our business, it should not be used as a substitute for total liabilities presented under US GAAP.

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

The following summarizes the condensed consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Revenues	$12,686	$1,807	$16,746	$1,526
Benefits and expenses	12,058	4,979	14,732	6,878
Income (loss) before income taxes	628	(3,172)	2,014	(5,352)
Income tax expense (benefit)	133	(378)	296	(662)
Net income (loss)	495	(2,794)	1,718	(4,690)
Less: Net income (loss) attributable to noncontrolling interests	54	(1,089)	509	(1,970)
Net income (loss) attributable to Athene Holding Ltd. shareholders	441	(1,705)	1,209	(2,720)
Less: Preferred stock dividends	45	35	92	70
Net income (loss) available to AHL common shareholder	$396	$(1,740)	$1,117	$(2,790)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder increased by $2.1 billion, or 123%, to $396 million in 2023 from $(1.7) billion in 2022. The increase in net income (loss) available to AHL common shareholder was driven by a $10.9 billion increase in revenues, partially offset by a $7.1 billion increase in benefits and expenses, a $1.1 billion increase in net income attributable to noncontrolling interests and a $511 million increase in income tax expense.

Revenues

Revenues increased by $10.9 billion to $12.7 billion in 2023 from $1.8 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in premiums, an increase in net investment income and an increase in VIE investment related gains (losses).

Investment related gains (losses) increased by $6.1 billion to $366 million in 2023 from $(5.8) billion in 2022, primarily due to the changes in the fair value of FIA hedging derivatives, reinsurance assets, mortgage loans and trading and equity securities, as well as net realized gains on AFS securities compared to net realized losses in the prior year, partially offset by foreign exchange losses on derivatives. The change in fair value of FIA hedging derivatives increased $2.7 billion, primarily driven by the favorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 8.3% in 2023, compared to a decrease of 16.4% in 2022. The change in fair value of reinsurance assets increased $2.4 billion, the change in fair value of mortgage loans increased $895 million and the change in fair value of trading and equity securities increased $387 million, primarily driven by credit spread tightening in the current year compared to credit spread widening in the prior year, a smaller increase in US Treasury rates compared to the prior year and more favorable economics. The favorable change in net realized gains and losses on AFS securities of $644 million was primarily related to foreign exchange impacts as foreign currencies strengthened against the US dollar in comparison to the prior year. The increase in foreign exchange losses on derivatives reflects foreign currencies having strengthened against the US dollar in comparison to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premiums increased by $3.4 billion to $9.0 billion in 2023 from $5.6 billion in 2022, primarily driven by a $3.5 billion increase in pension group annuity premiums compared to the prior year.

Net investment income increased by $991 million to $2.7 billion in 2023 from $1.7 billion in 2022, primarily driven by higher floating rate income, growth in our investment portfolio attributed to strong net flows during the previous twelve months and higher new money rates related to higher short-term interest rates. These increases were partially offset higher investment management fees driven by the strong growth in our investment portfolio.

VIE investment related gains (losses) increased by $271 million to $293 million in 2023 from $22 million in 2022, primarily driven by unrealized gains on assets held by AAA and the consolidation of additional VIEs.

Benefits and Expenses

Benefits and expenses increased by $7.1 billion to $12.1 billion in 2023 from $5.0 billion in 2022. The increase was primarily driven by an increase in future policy and other policy benefits, an increase in interest sensitive contract benefits, an increase in market risk benefits remeasurement (gains) losses and an increase in policy and other operating expenses.

Future policy and other policy benefits increased by $3.7 billion to $9.5 billion in 2023 from $5.8 billion in 2022, primarily driven by a $3.5 billion increase in pension group annuity obligations, a $107 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Interest sensitive contract benefits increased by $2.7 billion to $2.0 billion in 2023 from $(653) million in 2022, primarily driven by an increase in the change in FIA fair value embedded derivatives of $2.6 billion, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher US Treasury rates and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 8.3% in 2023, compared to a decrease of 16.4% in 2022. The change in the FIA fair value embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a smaller increase in discount rates compared to the prior year. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits.

Market risk benefits remeasurement (gains) losses increased by $538 million to $(71) million in 2023 from $(609) million in 2022. The lower gains in 2023 were primarily driven by a less favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $648 million less favorable compared to the prior year due to a smaller increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a more favorable change in fair value of $153 million related to favorable equity market performance compared to the prior year.

Policy and other operating expenses increased by $95 million to $452 million in 2023 from $357 million in 2022, primarily driven by an increase in interest expense related to an increase in issuances of short-term repurchase agreements compared to the prior year, higher rates on floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

Taxes

Income tax expense (benefit) increased by $511 million to $133 million in 2023 from $(378) million in 2022, primarily driven by the favorable changes in fair value of reinsurance assets, mortgage loans and net FIA derivatives, as well as an increase in net investment income, partially offset by the lower gains from the change in fair value of market risk benefits compared to prior year. Our effective tax rate in the second quarter of 2023 was 21% compared to 12% in 2022. The income tax expense for 2023 was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries (net of noncontrolling interests).

Noncontrolling Interests

Noncontrolling interests increased by $1.1 billion to $54 million in 2023 from $(1.1) billion in 2022, primarily due to the favorable change in fair value of reinsurance assets related to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Income (Loss) Available to AHL Common Shareholder

Net income (loss) available to AHL common shareholder increased by $3.9 billion, or 140%, to $1.1 billion in 2023 from $(2.8) billion in 2022. The increase in net income (loss) available to AHL common shareholder was driven by a $15.2 billion increase in revenues, partially offset by a $7.9 billion increase in benefits and expenses, a $2.5 billion increase in noncontrolling interests and a $958 million increase in income tax expense.

Revenues

Revenues increased by $15.2 billion to $16.7 billion in 2023 from $1.5 billion in 2022. The increase was primarily driven by an increase in investment related gains (losses), an increase in net investment income, an increase in premiums and an increase in VIE investment related gains (losses).

Investment related gains (losses) increased by $11.4 billion to $1.4 billion in 2023 from $(10.0) billion in 2022, primarily due to the changes in the fair value of reinsurance assets, FIA hedging derivatives, mortgage loans and trading and equity securities, as well as net realized gains on AFS securities compared to net realized losses in the prior year, partially offset by foreign exchange losses on derivatives. The change in fair value of reinsurance assets increased $5.5 billion, the change in fair value of mortgage loans increased $2.0 billion and the change in fair value of trading and equity securities increased $617 million, primarily driven by credit spread tightening in the current year compared to credit spread widening in the prior year, a smaller increase in US Treasury rates compared to the prior year and more favorable economics. The change in fair value of FIA hedging derivatives increased $3.8 billion, primarily driven by the favorable performance of the indices upon which our call options are based. The largest percentage of our call options are based on the S&P 500 index, which increased 15.9% in 2023, compared to a decrease of 20.6% in 2022. The favorable change in net realized gains and losses on AFS securities of $1.0 billion was primarily related to foreign exchange impacts as foreign currencies strengthened against the US dollar in comparison to the prior year. The increase in foreign exchange losses on derivatives reflects foreign currencies having strengthened against the US dollar in comparison to the prior year.

Net investment income increased by $1.7 billion to $5.1 billion in 2023 from $3.4 billion in 2022, primarily driven by higher floating rate income, growth in our investment portfolio attributed to strong net flows during the previous twelve months and higher new money rates related to higher short-term interest rates. These increases were partially offset by a decrease in alternative income due to less favorable alternative investment performance and the transfer, beginning in the second quarter of 2022, of a significant portion of our alternative investments to AAA, a consolidated VIE, as well as higher investment management fees driven by the strong growth in our investment portfolio.

Premiums increased by $1.4 billion to $9.1 billion in 2023 from $7.7 billion in 2022, primarily driven by a $1.6 billion increase in pension group annuity premiums compared to the prior year.

VIE investment related gains (losses) increased by $514 million to $494 million in 2023 from $(20) million in 2022, primarily driven by unrealized gains on assets held by AAA, the consolidation of additional VIEs and a favorable change in the fair value of mortgage loans held in VIEs related to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Benefits and Expenses

Benefits and expenses increased by $7.9 billion to $14.7 billion in 2023 from $6.9 billion in 2022. The increase was primarily driven by an increase in interest sensitive contract benefits, an increase in future policy and other policy benefits, an increase in market risk benefits remeasurement (gains) losses and an increase in policy and other operating expenses.

Interest sensitive contract benefits increased by $4.1 billion to $3.3 billion in 2023 from $(752) million in 2022, primarily driven by an increase in the change in FIA fair value embedded derivatives of $4.1 billion, an increase in rates on deferred annuity and funding agreement issuances, as well as on existing floating rate funding agreements, driven by higher US Treasury rates and growth in the block of business. The change in the FIA fair value embedded derivatives was primarily due to the performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which increased 15.9% in 2023, compared to a decrease of 20.6% in 2022. The change in the FIA fair value embedded derivatives was also driven by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in the prior year. These impacts were partially offset by the favorable impact of rates on policyholder projected benefits.

Future policy and other policy benefits increased by $2.0 billion to $10.0 billion in 2023 from $8.0 billion in 2022, primarily driven by a $1.6 billion increase in pension group annuity obligations, a $268 million increase in benefit payments and an increase in the AmerUs Closed Block fair value liability. The change in the AmerUs Closed Block fair value liability was primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Market risk benefits remeasurement (gains) losses increased by $1.5 billion to $275 million in 2023 from $(1.2) billion in 2022. The losses in 2023 compared to gains in 2022 were primarily driven by a less favorable change in the fair value of market risk benefits. The change in fair value of market risk benefits was $1.6 billion less favorable compared to the prior year due to a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits. This was partially offset by a more favorable change in fair value of $226 million related to favorable equity market performance compared to the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Policy and other operating expenses increased by $192 million to $887 million in 2023 from $695 million in 2022, primarily driven by an increase in interest expense related to an increase in issuances of short-term repurchase agreements compared to the prior year, higher rates on floating rate long-term repurchase agreements and the issuance of debt in the fourth quarter of 2022, as well as an increase in general operating expenses related to growth in the business.

Taxes

Income tax expense (benefit) increased by $958 million to $296 million in 2023 from $(662) million in 2022, primarily driven by the favorable changes in fair value of reinsurance assets, mortgage loans and net FIA derivatives, as well as an increase in net investment income, partially offset by the unfavorable change in fair value of market risk benefits. Our effective tax rate in 2023 was 15% compared to 12% in 2022. The income tax expense for 2023 was calculated by applying the 21% US statutory rate to the income of our US and foreign subsidiaries (net of noncontrolling interests).

Noncontrolling Interests

Noncontrolling interests increased by $2.5 billion to $509 million in 2023 from $(2.0) billion in 2022, primarily due to the favorable change in fair value of reinsurance assets related to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Summary of Non-GAAP Earnings

The following summarizes our spread related earnings:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Fixed income and other net investment income	$2,208	$1,302	$4,166	$2,509
Alternative net investment income	259	186	444	634
Net investment earnings	2,467	1,488	4,610	3,143
Strategic capital management fees	16	13	30	25
Cost of funds	(1,437)	(873)	(2,672)	(1,695)
Net investment spread	1,046	628	1,968	1,473
Other operating expenses	(118)	(109)	(244)	(218)
Interest and other financing costs	(129)	(64)	(238)	(126)
Spread related earnings	$799	$455	$1,486	$1,129

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.

Spread Related Earnings

SRE increased by $344 million, or 76%, to $799 million in 2023 from $455 million in 2022. The increase in SRE was driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $979 million, primarily driven by higher floating rate income, $23.4 billion of growth in our average net invested assets, higher new money rates and more favorable alternative investment performance. The favorable alternative investment performance compared to 2022 was primarily driven by income from Redding Ridge related to an increase in average NAV, a decrease in share price of our previously held investment in Jackson Financial, Inc. (Jackson) in 2022 and favorable performance from Wheels Donlen and our private equity funds, partially offset by less favorable performance in our real estate funds related to home price appreciation in 2022. Cost of funds increased $564 million, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and growth in the block of business. Interest and other financing costs increased $65 million related to interest expense on the increase in issuances of short term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to our debt and preferred stock issuances in the fourth quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Investment Spread

	Three months ended June 30,
	2023	2022
Fixed income and other net investment earned rate	4.46%	2.97%
Alternative net investment earned rate	8.53%	6.38%
Net investment earned rate	4.69%	3.19%
Strategic capital management fees	0.03%	0.03%
Cost of funds	(2.73)%	(1.88)%
Net investment spread	1.99%	1.34%

Net investment spread increased 65 basis points to 1.99% in 2023 from 1.34% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate increased 150 basis points to 4.69% in 2023 from 3.19% in 2022, primarily due to higher returns in our fixed income portfolio as well as more favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.46% in 2023, an increase from 2.97% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 8.53% in 2023, an increase from 6.38% in 2022, primarily driven by Redding Ridge, a decrease in share price of our previously held investment in Jackson in 2022 and favorable performance from Wheels Donlen and our private equity funds, partially offset by less favorable performance in our real estate funds related to home price appreciation in 2022.

Cost of funds increased by 85 basis points to 2.73% in 2023, from 1.88% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

Adjustments to net income (loss) available to AHL common shareholder are comprised of investment gains (losses), net of offsets; non-operating change in insurance liabilities and related derivatives; integration, restructuring and other non-operating expenses and stock compensation expense. The increase in adjustments to net income (loss) available to AHL common shareholder in 2023 compared to 2022 was primarily driven by the increase in investment gains (losses), net of offsets, and the increase in non-operating change in insurance liabilities and related derivatives.

Investment gains (losses), net of offsets, increased $2.3 billion, primarily due to the changes in fair value of reinsurance assets, mortgage loans and trading securities. The favorable changes in fair value of reinsurance assets of $1.5 billion, mortgage loans of $630 million and trading securities were primarily due to credit spread tightening in the current year compared to credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Non-operating change in insurance liabilities and related derivatives increased $14 million due to the favorable net change in FIA derivatives, primarily offset by the change in fair value of market risk benefits. The $573 million favorable change in net FIA derivatives was primarily due to the favorable performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which experienced an increase of 8.3% in 2023, compared to a decrease of 16.4% in 2022. The change in net FIA derivatives was also driven by the favorable impact of rates on policyholder projected benefits, partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a smaller increase in discount rates compared to the prior year. The $532 million unfavorable change in fair value of market risk benefits was primarily driven by a smaller increase in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, partially offset by favorable equity market performance.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Spread Related Earnings

SRE increased by $357 million, or 32%, to $1.5 billion in 2023 from $1.1 billion in 2022. The increase in SRE was driven by higher net investment earnings, partially offset by higher cost of funds and interest and other financing costs. Net investment earnings increased $1.5 billion, primarily driven by higher floating rate income, $21.6 billion of growth in our average net invested assets and higher new money rates, partially offset by less favorable alternative investment performance. The less favorable alternative investment performance compared to 2022 was primarily driven by lower income from real estate funds related to home price appreciation in 2022, a decrease in share price on our investment in Challenger Life Company Limited (Challenger) and less favorable performance from our investment in Athora related to a valuation increase in 2022, partially offset by favorable performance from Redding Ridge and a decrease in share price of our previously held investment in Jackson in 2022. Cost of funds increased $977 million, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements and growth in the block of business. Interest and other financing costs increased $112 million related to interest expense on the increase in issuances of short term repurchase agreements in 2023 as well as interest expense and preferred stock dividends related to our debt and preferred stock issuances in the fourth quarter of 2022.

Net Investment Spread

	Six months ended June 30,
	2023	2022
Fixed income and other net investment earned rate	4.31%	2.90%
Alternative net investment earned rate	7.33%	11.39%
Net investment earned rate	4.48%	3.42%
Strategic capital management fees	0.03%	0.03%
Cost of funds	(2.60)%	(1.84)%
Net investment spread	1.91%	1.61%

Net investment spread increased 30 basis points to 1.91% in 2023 from 1.61% in 2022, driven by a higher net investment earned rate, partially offset by higher cost of funds.

Net investment earned rate increased 106 basis points to 4.48% in 2023 from 3.42% in 2022, primarily due to higher returns in our fixed income portfolio, partially offset by less favorable performance in our alternative investment portfolio. Fixed income and other net investment earned rate was 4.31% in 2023, an increase from 2.90% in 2022, primarily driven by higher floating rate income and higher new money rates. Alternative net investment earned rate was 7.33% in 2023, a decrease from 11.39% in 2022, primarily driven by lower returns on real estate funds related to home price appreciation in 2022, a decrease in share price on our investment in Challenger and less favorable performance from our investment in Athora related to a valuation increase in 2022, partially offset by favorable performance from Redding Ridge and a decrease in share price of our previously held investment in Jackson in 2022.

Cost of funds increased by 76 basis points to 2.60% in 2023, from 1.84% in 2022, primarily driven by higher rates on deferred annuity, funding agreement and pension group annuity issuances as well as an increase in rates on existing floating rate funding agreements.

Adjustments to Net Income (Loss) Available to Athene Holding Ltd. Common Shareholder

The increase in adjustments to net income (loss) available to AHL common shareholder in 2023 compared to 2022 was primarily driven by the increase in investment gains (losses), net of offsets, partially offset by the decrease in non-operating change in insurance liabilities and related derivatives.

Investment gains (losses), net of offsets, increased $5.3 billion, primarily due to the changes in fair value of reinsurance assets, mortgage loans and trading securities. The favorable changes in fair value of reinsurance assets of $3.5 billion, mortgage loans of $1.7 billion and trading securities were primarily due to credit spread tightening in the current year compared credit spread widening in the prior year as well as a smaller increase in US Treasury rates compared to the prior year.

Non-operating change in insurance liabilities and related derivatives decreased $770 million due to the change in fair value of market risk benefits, partially offset by the favorable net change in FIA derivatives. The $1.5 billion unfavorable change in fair value of market risk benefits was primarily driven by a decrease in the risk-free discount rate across the curve, which is used in the fair value measurement of the liability for market risk benefits, partially offset by favorable equity market performance. The $753 million favorable change in net FIA derivatives was primarily due to the favorable performance of the equity indices to which our FIA policies are linked. The largest percentage of our FIA policies are linked to the S&P 500 index, which experienced an increase of 15.9% in 2023, compared to a decrease of 20.6% in 2022. The change in net FIA derivatives was also driven by the favorable impact of rates on policyholder projected benefits, partially offset by the unfavorable change in discount rates used in our embedded derivative calculations as the current year experienced a decrease in discount rates compared to an increase in discount rates in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Portfolio
We had consolidated investments, including related parties and VIEs, of $233.4 billion and $212.1 billion as of June 30, 2023 and December 31, 2022, respectively. Our investment strategy seeks to achieve sustainable risk-adjusted returns through the disciplined management of our investment portfolio against our long-duration liabilities, coupled with the diversification of risk. The investment strategies utilized by our investment manager focuses primarily on a buy and hold asset allocation strategy that may be adjusted periodically in response to changing market conditions and the nature of our liability profile. Substantially all of our investment portfolio is managed by Apollo, which provides a full suite of services for our investment portfolio, including direct investment management, asset allocation, mergers and acquisition asset diligence, and certain operational support services, including investment compliance, tax, legal and risk management support. Our relationship with Apollo allows us to take advantage of our generally persistent liability profile by identifying investment opportunities with an emphasis on earning incremental yield by taking liquidity and complexity risk rather than assuming incremental credit risk. Apollo’s investment team and credit portfolio managers utilize their deep experience to assist us in sourcing and underwriting complex asset classes. Apollo has selected a diverse array of primarily high-grade fixed income assets including corporate bonds, structured securities and commercial and residential real estate loans, among others. We also maintain holdings in floating rate and less rate-sensitive instruments, including CLOs, non-agency RMBS and various types of structured products. In addition to our fixed income portfolio, we opportunistically allocate approximately 5% – 6% of our portfolio to alternative investments where we primarily focus on fixed income-like, cash flow-based investments.

Net investment income on the condensed consolidated statements of income (loss) included management fees under our investment management arrangements with Apollo. We incurred management fees, inclusive of base and sub-allocation fees, of $232 million and $182 million, respectively, during the three months ended June 30, 2023 and 2022, and $454 million and $368 million, respectively, during the six months ended June 30, 2023, and 2022. The total amounts we incurred, directly and indirectly, from Apollo and its affiliates were $258 million, and $248 million, respectively, for the three months ended June 30, 2023 and 2022, and $561 million and $548 million, respectively, for the six months ended June 30, 2023, and 2022. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG for the benefit of third-party sub-advisors but include fees charged by Apollo to third-party cedants with respect to assets supporting obligations reinsured to us (such fees directly reduce the settlement payments that we receive from the third-party cedant and, as such, we, as beneficiaries of the services performed, indirectly pay such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and our other alternative investments and (3) other fees resulting from shared services, advisory and other agreements with Apollo or its affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.

Our net invested assets, which are those that directly back our net reserve liabilities as well as surplus assets, were $213.7 billion and $196.5 billion as of June 30, 2023 and December 31, 2022, respectively. Apollo’s knowledge of our funding structure and regulatory requirements allows it to design customized strategies and investments for our portfolio. Apollo manages our asset portfolio within the limits and constraints set forth in our Investment and Credit Risk Policy. Under this policy, we set limits on investments in our portfolio by asset class, such as corporate bonds, emerging markets securities, municipal bonds, non-agency RMBS, CMBS, CLOs, commercial mortgage whole loans and mezzanine loans and investment funds. We also set credit risk limits for exposure to a single issuer that vary based on the issuer’s ratings. Our strategic investments are also governed by our Strategic Investment Risk Policy which provides for special governance and risk management procedures for these transactions. In addition, our investment portfolio is constrained by its scenario-based capital ratio limit and its stressed liquidity limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the carrying values of our total investments including related parties and VIEs:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AFS securities, at fair value	$115,152	49.3%	$102,404	48.3%
Trading securities, at fair value	1,628	0.7%	1,595	0.8%
Equity securities	1,296	0.6%	1,487	0.7%
Mortgage loans, at fair value	34,668	14.9%	27,454	12.9%
Investment funds	123	0.1%	79	—%
Policy loans	336	0.1%	347	0.2%
Funds withheld at interest	27,844	11.9%	32,880	15.5%
Derivative assets	5,114	2.2%	3,309	1.6%
Short-term investments	650	0.3%	2,160	1.0%
Other investments	741	0.3%	773	0.4%
Total investments	187,552	80.4%	172,488	81.4%
Investments in related parties
AFS securities, at fair value	13,407	5.8%	9,821	4.6%
Trading securities, at fair value	867	0.4%	878	0.4%
Equity securities, at fair value	313	0.1%	279	0.1%
Mortgage loans, at fair value	1,296	0.6%	1,302	0.6%
Investment funds	1,636	0.7%	1,569	0.7%
Funds withheld at interest	9,017	3.9%	9,808	4.6%
Short-term investments	891	0.4%	—	—%
Other investments	343	0.1%	303	0.2%
Total related party investments	27,770	12.0%	23,960	11.2%
Total investments, including related parties	215,322	92.4%	196,448	92.6%
Investments owned by consolidated VIEs
Trading securities, at fair value	1,720	0.7%	1,063	0.5%
Mortgage loans, at fair value	2,113	0.9%	2,055	1.0%
Investment funds, at fair value	14,109	6.0%	12,480	5.9%
Other investments, at fair value	100	—%	101	—%
Total investments owned by consolidated VIEs	18,042	7.6%	15,699	7.4%
Total investments, including related parties and VIEs	$233,364	100.0%	$212,147	100.0%

The increase in our total investments, including related parties and VIEs, as of June 30, 2023 of $21.2 billion compared to December 31, 2022 was primarily driven by growth from gross organic inflows of $30.6 billion in excess of gross liability outflows of $16.0 billion, unrealized gains on AFS securities in the six months ended June 30, 2023 of $1.4 billion resulting from credit spread tightening in the current year, the reinvestment of earnings and an increase in VIE investments. The increase in VIE investments was primarily related to contributions from third-party investors into AAA, the consolidation of additional VIEs and favorable investment fund performance.

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

Related Party Investments

We hold investments in related party assets primarily comprised of AFS securities, trading securities, funds withheld at interest receivables, mortgage loans within our triple net lease investment, short-term investments, and investment funds, which primarily include investments over which Apollo can exercise influence. As of June 30, 2023, these investments totaled $42.5 billion, or 15.7% of our total assets. Related party AFS and trading securities primarily consist of structured securities for which Apollo is the manager of the underlying securitization vehicle and securities issued by Apollo direct origination platforms including Wheels Donlen and MidCap Financial. In each case, the underlying collateral, borrower or other credit party is generally unaffiliated with us. The funds withheld at interest related party amounts are comprised of the Venerable reinsurance portfolios, which are considered related party even though a significant majority of the underlying assets within the investment portfolios do not have a related party affiliation. Related party investment funds include strategic investments in direct origination platforms and insurance companies and investments in Apollo managed funds. Short-term investments include reverse repurchase agreements in Atlas, which is owned by AAA.

A summary of our related party investments reflecting the nature of the affiliation is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total Assets	Carrying Value	Percent of Total Assets
Venerable funds withheld reinsurance portfolio	$9,017	3.3%	$9,808	4.0%
Securitizations of unaffiliated assets where Apollo is manager	15,488	5.7%	11,141	4.5%
Investments in Apollo funds	9,403	3.5%	5,410	2.2%
Strategic investments in Apollo direct origination platforms	5,937	2.2%	5,509	2.2%
Strategic investments in insurance companies	2,614	1.0%	2,502	1.0%
Other[1]	73	—%	73	—%
Total related party investments	$42,532	15.7%	$34,443	13.9%
[1] Prior period was updated to include other investments considered related party.

As of June 30, 2023, a $9.0 billion funds withheld reinsurance asset with Venerable was included in our US GAAP related party investments. Venerable is a related party due to our minority equity investment in its holding company’s parent, VA Capital. For US GAAP, each funds withheld and modified coinsurance reinsurance portfolio is treated as one asset rather than reporting the underlying investments in the portfolio. For our non-GAAP measure of net invested assets, we provide visibility into the underlying assets within these reinsurance portfolios. The below table looks through to the underlying assets within our reinsurance portfolios to determine the related party status. As of June 30, 2023, $34.9 billion, or 16.3% of our total net invested assets were related party investments. Of these, approximately $20.1 billion, or 9.4% of our net invested assets, were structured securities for which Apollo or an affiliated direct origination platform was the manager of the underlying securitization vehicle, but the underlying collateral, borrower or other credit party is generally unaffiliated with us. Related party investments in strategic affiliated companies or Apollo funds represented $14.6 billion, or 6.9% of our net invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our related party net invested assets reflecting the nature of the affiliation is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Net Invested Assets	Net Invested Asset Value	Percent of Net Invested Assets
Securitizations of unaffiliated assets where Apollo is manager	$20,149	9.4%	$14,847	7.6%
Investments in Apollo funds	7,479	3.5%	5,521	2.8%
Strategic investments in Apollo direct origination platforms	4,656	2.2%	5,509	2.8%
Strategic investments in insurance companies	2,506	1.2%	2,391	1.2%
Other[1]	74	—%	59	—%
Total related party net invested assets	$34,864	16.3%	$28,327	14.4%
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

AFS securities are carried at fair value, less allowances for expected credit losses, on our condensed consolidated balance sheets. Changes in fair value of our AFS securities are charged or credited to other comprehensive income (loss), net of tax. All changes in the allowance for expected credit losses, whether due to passage of time, change in expected cash flows, or change in fair value are recorded through the provision for credit losses within investment related gains (losses) on the condensed consolidated statements of income (loss).

The distribution of our AFS securities, including related parties, by type is as follows:

	June 30, 2023
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$5,564	$—	$3	$(746)	$4,821	3.8%
US state, municipal and political subdivisions	1,301	—	—	(247)	1,054	0.8%
Foreign governments	1,285	(27)	9	(259)	1,008	0.8%
Corporate	80,329	(73)	130	(12,976)	67,410	52.4%
CLO	19,320	(3)	174	(970)	18,521	14.4%
ABS	12,169	(35)	17	(801)	11,350	8.8%
CMBS	5,064	(6)	11	(569)	4,500	3.5%
RMBS	7,210	(377)	185	(530)	6,488	5.1%
Total AFS securities	132,242	(521)	529	(17,098)	115,152	89.6%
AFS securities – related parties
Corporate	1,401	—	—	(58)	1,343	1.0%
CLO	3,980	—	21	(195)	3,806	3.0%
ABS	8,588	(1)	17	(346)	8,258	6.4%
Total AFS securities – related parties	13,969	(1)	38	(599)	13,407	10.4%
Total AFS securities including related parties	$146,211	$(522)	$567	$(17,697)	$128,559	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2022
(In millions, except percentages)	Amortized Cost	Allowance for Credit Losses	Unrealized Gains	Unrealized Losses	Fair Value	Percent of Total
AFS securities
US government and agencies	$3,333	$—	$—	$(756)	$2,577	2.3%
US state, municipal and political subdivisions	1,218	—	—	(291)	927	0.8%
Foreign governments	1,207	(27)	3	(276)	907	0.8%
Corporate	74,644	(61)	92	(13,774)	60,901	54.3%
CLO	17,722	(7)	115	(1,337)	16,493	14.7%
ABS	11,447	(29)	15	(906)	10,527	9.4%
CMBS	4,636	(5)	6	(479)	4,158	3.7%
RMBS	6,775	(329)	64	(596)	5,914	5.3%
Total AFS securities	120,982	(458)	295	(18,415)	102,404	91.3%
AFS securities – related parties
Corporate	1,028	—	1	(47)	982	0.9%
CLO	3,346	(1)	10	(276)	3,079	2.7%
ABS	6,066	—	3	(309)	5,760	5.1%
Total AFS securities – related parties	10,440	(1)	14	(632)	9,821	8.7%
Total AFS securities including related parties	$131,422	$(459)	$309	$(19,047)	$112,225	100.0%

We maintain a diversified AFS portfolio of corporate fixed maturity securities across industries and issuers, and a diversified portfolio of structured securities. The composition of our AFS securities, including related parties, is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
Corporate
Industrial other[1,2]	$23,300	18.1%	$21,591	19.2%
Financial[2]	22,798	17.7%	20,734	18.5%
Utilities	13,915	10.8%	13,100	11.7%
Communication	4,558	3.5%	3,097	2.8%
Transportation	4,182	3.3%	3,361	3.0%
Total corporate	68,753	53.4%	61,883	55.2%
Other government-related securities
US state, municipal and political subdivisions	1,054	0.8%	927	0.8%
Foreign governments	1,008	0.8%	907	0.8%
US government and agencies	4,821	3.8%	2,577	2.3%
Total non-structured securities	75,636	58.8%	66,294	59.1%
Structured securities
CLO	22,327	17.4%	19,572	17.4%
ABS	19,608	15.3%	16,287	14.5%
CMBS	4,500	3.5%	4,158	3.7%
RMBS
Agency	171	0.1%	12	—%
Non-agency	6,317	4.9%	5,902	5.3%
Total structured securities	52,923	41.2%	45,931	40.9%
Total AFS securities including related parties	$128,559	100.0%	$112,225	100.0%

[1] Includes securities within various industry segments including capital goods, basic industry, consumer cyclical, consumer non-cyclical, industrial and technology.
[2] Prior period has been updated to reflect a reclassification between line items for comparability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of our AFS securities, including related parties, was $128.6 billion and $112.2 billion as of June 30, 2023 and December 31, 2022, respectively. The increase was mainly driven by strong growth from organic inflows in excess of liability outflows, unrealized gains on AFS securities in the six months ended June 30, 2023 of $1.4 billion attributed to credit spread tightening in the current year as well as reinvestment of earnings.

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

An important exception to the General Designation Process occurs in the case of certain loan-backed and structured securities (LBaSS). The NRSRO ratings methodology is focused on the likelihood of recovery of all contractual payments, including principal at par, regardless of an investor’s carrying value. In effect, the NRSRO rating assumes that the holder is the original purchaser at par. In contrast, the SVO’s LBaSS methodology is focused on determining the risk associated with the recovery of the amortized cost of each security. Because the NAIC’s methodology explicitly considers amortized cost and the likelihood of recovery of such amount, we view the NAIC’s methodology as the most appropriate means of evaluating the credit quality of our fixed maturity portfolio since a portion of our holdings were purchased and are carried at significant discounts to par.

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

A summary of our AFS securities, including related parties, by NAIC designation is as follows:

	June 30, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
NAIC designation
1 A-G	$77,669	$68,947	53.6%	$67,739	$58,470	52.1%
2 A-C	63,097	54,947	42.7%	58,139	49,067	43.7%
Total investment grade	140,766	123,894	96.3%	125,878	107,537	95.8%
3 A-C	3,678	3,247	2.5%	3,813	3,302	3.0%
4 A-C	1,040	904	0.7%	1,103	925	0.8%
5 A-C	242	186	0.2%	237	190	0.2%
6	485	328	0.3%	391	271	0.2%
Total below investment grade	5,445	4,665	3.7%	5,544	4,688	4.2%
Total AFS securities including related parties	$146,211	$128,559	100.0%	$131,422	$112,225	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A significant majority of our AFS portfolio, 96.3% and 95.8% as of June 30, 2023 and December 31, 2022, respectively, was invested in assets considered investment grade with an NAIC designation of 1 or 2.

A summary of our AFS securities, including related parties, by NRSRO ratings is set forth below:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NRSRO rating agency designation
AAA/AA/A	$60,999	47.4%	$51,926	46.3%
BBB	50,035	38.9%	44,783	39.9%
Non-rated[1]	10,767	8.4%	8,985	8.0%
Total investment grade	121,801	94.7%	105,694	94.2%
BB	3,195	2.5%	3,176	2.8%
B	860	0.7%	749	0.7%
CCC	1,082	0.8%	1,055	0.9%
CC and lower	754	0.6%	584	0.5%
Non-rated[1]	867	0.7%	967	0.9%
Total below investment grade	6,758	5.3%	6,531	5.8%
Total AFS securities including related parties	$128,559	100.0%	$112,225	100.0%

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

The portion of our AFS portfolio that was considered below investment grade based on NRSRO ratings was 5.3% and 5.8%, respectively, as of of June 30, 2023 and December 31, 2022. The primary driver of the difference in the percentage of securities considered below investment grade by NRSRO as compared to the securities considered below investment grade by the NAIC is the difference in methodologies between the NRSRO and NAIC for RMBS due to investments acquired and/or carried at a discount to par value, as discussed above.

As of June 30, 2023 and December 31, 2022, non-rated securities were comprised 67% and 74%, respectively, of corporate private placement securities for which we have not sought individual ratings from an NRSRO, and 16% of RMBS as of each of June 30, 2023 and December 31, 2022, many of which were acquired at a significant discount to par. We rely on internal analysis and designations assigned by the NAIC to evaluate the credit risk of our portfolio. As of June 30, 2023 and December 31, 2022, 93% and 90%, respectively, of the non-rated securities were designated NAIC 1 or 2.

Asset-backed Securities – We invest in ABS which are securitized by pools of assets such as consumer loans, automobile loans, student loans, insurance-linked securities, operating cash flows of corporations and cash flows from various types of business equipment. Our ABS holdings were $19.6 billion and $16.3 billion as of June 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS ABS portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$11,364	58.0%	$9,681	59.4%
2 A-C	7,419	37.8%	5,912	36.3%
Total investment grade	18,783	95.8%	15,593	95.7%
3 A-C	592	3.0%	505	3.1%
4 A-C	217	1.1%	172	1.1%
5 A-C	13	0.1%	13	0.1%
6	3	—%	4	—%
Total below investment grade	825	4.2%	694	4.3%
Total AFS ABS including related parties	$19,608	100.0%	$16,287	100.0%

NRSRO rating agency designation
AAA/AA/A	$11,069	56.5%	$9,620	59.1%
BBB	7,193	36.7%	5,901	36.2%
Non-rated[1]	521	2.7%	73	0.4%
Total investment grade	18,783	95.9%	15,594	95.7%
BB	592	2.9%	505	3.1%
B	217	1.1%	172	1.1%
CCC	13	0.1%	13	0.1%
CC and lower	3	—%	3	—%
Non-rated[1]	—	—%	—	—%
Total below investment grade	825	4.1%	693	4.3%
Total AFS ABS including related parties	$19,608	100.0%	$16,287	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2023 and December 31, 2022, a substantial majority of our AFS ABS portfolio, 95.8% and 95.7%, respectively, was invested in assets considered to be investment grade based upon application of the NAIC’s methodology while 95.9% and 95.7%, respectively, of securities were considered investment grade based on NRSRO ratings. The increase in our ABS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Collateralized Loan Obligations – We also invest in CLOs which pay principal and interest from cash flows received from underlying corporate loans. These holdings were $22.3 billion and $19.6 billion as of June 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CLO portfolio, including related parties, by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$14,408	64.5%	$12,483	63.8%
2 A-C	7,777	34.8%	6,955	35.5%
Total investment grade	22,185	99.3%	19,438	99.3%
3 A-C	124	0.6%	116	0.6%
4 A-C	18	0.1%	18	0.1%
5 A-C	—	—%	—	—%
6	—	—%	—	—%
Total below investment grade	142	0.7%	134	0.7%
Total AFS CLO including related parties	$22,327	100.0%	$19,572	100.0%

NRSRO rating agency designation
AAA/AA/A	$14,408	64.5%	$12,483	63.8%
BBB	7,777	34.8%	6,955	35.5%
Non-rated	—	—%	—	—%
Total investment grade	22,185	99.3%	19,438	99.3%
BB	124	0.6%	116	0.6%
B	18	0.1%	18	0.1%
CCC	—	—%	—	—%
CC and lower	—	—%	—	—%
Non-rated	—	—%	—	—%
Total below investment grade	142	0.7%	134	0.7%
Total AFS CLO including related parties	$22,327	100.0%	$19,572	100.0%

As of each of June 30, 2023 and December 31, 2022, 99.3% of our AFS CLO portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology. The increase in our CLO portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows as well as unrealized gains attributed to credit spread tightening in the current year.

Commercial Mortgage-backed Securities – A portion of our AFS portfolio is invested in CMBS which are constructed from pools of commercial mortgages. These holdings were $4.5 billion and $4.2 billion as of June 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS CMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$3,446	76.6%	$3,114	74.9%
2 A-C	718	16.0%	695	16.7%
Total investment grade	4,164	92.6%	3,809	91.6%
3 A-C	133	3.0%	178	4.3%
4 A-C	82	1.7%	54	1.3%
5 A-C	89	2.0%	85	2.0%
6	32	0.7%	32	0.8%
Total below investment grade	336	7.4%	349	8.4%
Total AFS CMBS	$4,500	100.0%	$4,158	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,667	59.3%	$2,326	55.9%
BBB	666	14.8%	642	15.5%
Non-rated[1]	407	9.0%	483	11.6%
Total investment grade	3,740	83.1%	3,451	83.0%
BB	445	9.9%	500	12.0%
B	176	3.9%	117	2.8%
CCC	126	2.8%	77	1.9%
CC and lower	13	0.3%	13	0.3%
Non-rated[1]	—	—%	—	—%
Total below investment grade	760	16.9%	707	17.0%
Total AFS CMBS	$4,500	100.0%	$4,158	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

As of June 30, 2023 and December 31, 2022, 92.6% and 91.6%, respectively, of our AFS CMBS portfolio was invested in assets considered to be investment grade based upon application of the NAIC’s methodology, while 83.1% and 83.0%, as of June 30, 2023 and December 31, 2022, respectively, of securities were considered investment grade based on NRSRO ratings. The increase in our CMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Residential Mortgage-backed Securities – A portion of our AFS portfolio is invested in RMBS, which are securities constructed from pools of residential mortgages. These holdings were $6.5 billion and $5.9 billion as of June 30, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of our AFS RMBS portfolio by NAIC designations and NRSRO quality ratings is as follows:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Fair Value	Percent of Total
NAIC designation
1 A-G	$5,637	86.9%	$5,069	85.7%
2 A-C	278	4.3%	286	4.8%
Total investment grade	5,915	91.2%	5,355	90.5%
3 A-C	285	4.4%	304	5.2%
4 A-C	177	2.7%	185	3.1%
5 A-C	70	1.1%	67	1.1%
6	41	0.6%	3	0.1%
Total below investment grade	573	8.8%	559	9.5%
Total AFS RMBS	$6,488	100.0%	$5,914	100.0%

NRSRO rating agency designation
AAA/AA/A	$2,114	32.6%	$1,904	32.2%
BBB	560	8.6%	679	11.5%
Non-rated[1]	1,588	24.5%	1,301	22.0%
Total investment grade	4,262	65.7%	3,884	65.7%
BB	113	1.7%	97	1.6%
B	126	1.9%	112	1.9%
CCC	940	14.5%	960	16.2%
CC and lower	720	11.1%	542	9.2%
Non-rated[1]	327	5.1%	319	5.4%
Total below investment grade	2,226	34.3%	2,030	34.3%
Total AFS RMBS	$6,488	100.0%	$5,914	100.0%

[1] Securities denoted as non-rated by the NRSRO were classified as investment or non-investment grade according to the security’s respective NAIC designations. The NAIC designation methodology differs in significant respects from the NRSRO rating methodology.

A significant majority of our RMBS portfolio, 91.2% and 90.5% as of June 30, 2023 and December 31, 2022, respectively, was invested in assets considered to be investment grade based upon an application of the NAIC designations. The NAIC’s methodology with respect to RMBS gives explicit effect to the amortized cost at which an insurance company carries each such investment. Because we invested in RMBS after the stresses related to US housing had caused significant downward pressure on prices of RMBS, we carry some of our investments in RMBS at significant discounts to par value, which results in an investment grade NAIC designation. In contrast, our understanding is that in setting ratings, NRSROs focus on the likelihood of recovering all contractual payments including principal at par value. As a result of this fundamental difference in approach, NRSRO characterized our RMBS portfolio to be 65.7% investment grade as of each of June 30, 2023 and December 31, 2022. The increase in our RMBS portfolio was mainly driven by the deployment of strong organic inflows in excess of liability outflows.

Unrealized Losses

Our investments in AFS securities, including related parties, are reported at fair value with changes in fair value recorded in other comprehensive income (loss). Certain of our AFS securities, including related parties, have experienced declines in fair value that we consider temporary in nature. These investments are held to support our product liabilities, and we currently have the intent and ability to hold these securities until recovery of the amortized cost basis prior to sale or maturity. As of June 30, 2023, our AFS securities, including related parties, had a fair value of $128.6 billion, which was 12.1% below amortized cost of $146.2 billion. As of December 31, 2022, our AFS securities, including related parties, had a fair value of $112.2 billion, which was 14.6% below amortized cost of $131.4 billion. Our fair value of AFS securities as of both June 30, 2023 and December 31, 2022 were below amortized cost as the investment portfolio was marked to fair value on January 1, 2022 in conjunction with purchase accounting with subsequent losses driven by the increase in US Treasury rates and credit spread widening post-merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the unrealized losses on the AFS portfolio, including related parties, for which an allowance for credit losses has not been recorded, by NAIC designations:

	June 30, 2023
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$63,440	$(8,528)	$54,912	86.6%	$68,947	(12.4)%
2 A-C	55,614	(8,125)	47,489	85.4%	54,947	(14.8)%
Total investment grade	119,054	(16,653)	102,401	86.0%	123,894	(13.4)%
3 A-C	3,020	(368)	2,652	87.8%	3,247	(11.3)%
4 A-C	735	(82)	653	88.8%	904	(9.1)%
5 A-C	101	(39)	62	61.4%	186	(21.0)%
6	226	(33)	193	85.4%	328	(10.1)%
Total below investment grade	4,082	(522)	3,560	87.2%	4,665	(11.2)%
Total	$123,136	$(17,175)	$105,961	86.1%	$128,559	(13.4)%

	December 31, 2022
(In millions, except percentages)	Amortized Cost of AFS Securities with Unrealized Loss	Gross Unrealized Losses	Fair Value of AFS Securities with Unrealized Loss	Fair Value to Amortized Cost Ratio	Fair Value of Total AFS Securities	Gross Unrealized Losses to Total AFS Fair Value
NAIC designation
1 A-G	$58,030	$(8,959)	$49,071	84.6%	$58,470	(15.3)%
2 A-C	54,616	(9,035)	45,581	83.5%	49,067	(18.4)%
Total investment grade	112,646	(17,994)	94,652	84.0%	107,537	(16.7)%
3 A-C	3,222	(455)	2,767	85.9%	3,302	(13.8)%
4 A-C	742	(101)	641	86.4%	925	(10.9)%
5 A-C	134	(25)	109	81.3%	190	(13.2)%
6	180	(18)	162	90.0%	271	(6.6)%
Total below investment grade	4,278	(599)	3,679	86.0%	4,688	(12.8)%
Total	$116,924	$(18,593)	$98,331	84.1%	$112,225	(16.6)%

The gross unrealized losses on AFS securities, including related parties, were $17.2 billion and $18.6 billion as of June 30, 2023 and December 31, 2022, respectively. The decrease in unrealized losses on AFS securities was driven by credit spread tightening in the current year.

Provision for Credit Losses

For our credit loss accounting policies and the assumptions used in the allowances, see Note 1 – Business, Basis of Presentation and Significant Accounting Policies and Note 4 – Investments to the condensed consolidated financial statements.

As of June 30, 2023 and December 31, 2022, we held an allowance for credit losses on AFS securities of $522 million and $459 million, respectively. During the six months ended June 30, 2023, we recorded an increase in provision for credit losses on AFS securities of $63 million, of which $29 million had an income statement impact and $34 million related to PCD securities and other changes. The increase in the allowance for credit losses on AFS securities was primarily related to impacts from the Silicon Valley Bank failure. During the six months ended June 30, 2022, we recorded an increase in provision for credit losses on AFS securities of $318 million of which $339 million had an income statement impact and $(21) million related to PCD securities and other changes. The increase in the allowance for credit losses was mainly due to unfavorable economics, including impacts from the conflict between Russia and Ukraine, deterioration in China’s real estate market and higher allowances on CLO and ABS securities due to credit spread widening. The intent-to-sell impairments for the six months ended June 30, 2023 and 2022 were $146 million and $22 million, respectively. The increase in our intent-to-sell impairments was primarily driven by the timing of the recapture of certain business by VIAC and impacts from the Silicon Valley Bank failure. Effective July 1, 2023, VIAC recaptured $2.7 billion of reserves, which represents a portion of their business that was subject to coinsurance and modco agreements with us. As a result of our intent to transfer the assets supporting this business to VIAC in connection with the July 1, 2023 recapture, we were required by US GAAP to recognize unrealized losses on these assets of $104 million as intent-to-sell impairments in the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect to recognize a gain of approximately $550 – $590 million under US GAAP in the third quarter of 2023 as a result of the settlement of the recapture agreement, which is expected to more than offset the intent-to-sell impairments on the related assets.

International Exposure

A portion of our AFS securities are invested in securities with international exposure. As of June 30, 2023 and December 31, 2022, 35% and 36%, respectively, of the carrying value of our AFS securities, including related parties, was comprised of securities of issuers based outside of the US and debt securities of foreign governments. These securities are either denominated in US dollars or do not expose us to significant foreign currency risk as a result of foreign currency swap arrangements.

The following table presents our international exposure in our AFS portfolio, including related parties, by country or region of issuance:

	June 30, 2023			December 31, 2022
(In millions, except percentages)	Amortized Cost	Fair Value	Percent of Total	Amortized Cost	Fair Value	Percent of Total
Country
Ireland	$6,727	$6,245	14.0%	$6,023	$5,326	13.3%
Other Europe	11,946	9,906	22.2%	11,062	8,899	22.1%
Total Europe	18,673	16,151	36.2%	17,085	14,225	35.4%
Non-US North America	22,601	21,092	47.5%	20,599	18,936	47.1%
Australia & New Zealand	3,228	2,755	6.2%	2,933	2,494	6.2%
Central & South America	1,650	1,435	3.2%	1,704	1,443	3.6%
Africa & Middle East	2,249	1,888	4.2%	2,253	1,900	4.7%
Asia/Pacific	1,474	1,216	2.7%	1,535	1,192	3.0%
Total	$49,875	$44,537	100.0%	$46,109	$40,190	100.0%

Approximately 97.5% and 97.3% of these securities are investment grade by NAIC designation as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, 10% of our AFS securities, including related parties, were invested in CLOs of Cayman Islands issuers (included in Non-US North America) for which underlying investments are largely loans to US issuers and 24% were invested in securities of other non-US issuers.

The majority of our investments in Ireland are comprised of Euro denominated CLOs, for which the SPV is domiciled in Ireland, but the underlying leveraged loans involve borrowers from the broader European region.

As of June 30, 2023, we held Russian AFS securities, including related parties, of $15 million. Our investment managers analyze each holding for credit risk by economic and other factors of each country and industry.

Trading Securities

Trading securities, including related parties and VIEs, were $4.2 billion and $3.5 billion as of June 30, 2023 and December 31, 2022, respectively. Trading securities are primarily comprised of AmerUs Closed Block securities for which we have elected the fair value option valuation, certain equity tranche securities, structured securities with embedded derivatives and investments which support various reinsurance arrangements. The increase in trading securities was primarily driven by the consolidation of additional VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Loans

The following is a summary of our mortgage loan portfolio by collateral type, including assets held by related parties and consolidated VIEs:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Fair Value	Percent of Total	Net Carrying Value	Percent of Total
Property type
Office building	$4,426	11.6%	$4,651	15.1%
Retail	1,666	4.4%	1,454	4.7%
Apartment	8,217	21.6%	6,692	21.7%
Hotels	2,138	5.6%	1,855	6.1%
Industrial	2,609	6.9%	2,047	6.6%
Other commercial[1]	3,815	10.0%	3,409	11.1%
Total commercial mortgage loans	22,871	60.1%	20,108	65.3%
Residential loans	15,206	39.9%	10,703	34.7%
Total mortgage loans, including related parties and VIEs	$38,077	100.0%	$30,811	100.0%

[1] Other commercial loans include investments in nursing homes, other healthcare institutions, parking garages, storage facilities and other commercial properties.

We invest a portion of our investment portfolio in mortgage loans, which are generally comprised of high quality commercial first lien and mezzanine real estate loans. Our mortgage loan holdings, including related parties and consolidated VIEs, were $38.1 billion and $30.8 billion as of June 30, 2023 and December 31, 2022, respectively. This included $1.5 billion and $1.7 billion of mezzanine mortgage loans as of June 30, 2023 and December 31, 2022, respectively. We have acquired mortgage loans through acquisitions and reinsurance arrangements, as well as through an active program to invest in new mortgage loans. We invest in CMLs on income producing properties including hotels, apartments, retail and office buildings, and other commercial and industrial properties. Our RML portfolio primarily consists of first lien RMLs collateralized by properties located in the US. Loan-to-value ratios at the time of loan approval are generally 75% or less.

At the beginning of 2022, in connection with our merger with Apollo, we elected the fair value option on our mortgage loan portfolio; therefore, we no longer have an allowance for credit losses for commercial and residential loans. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income and prepayment fees are reported in net investment income on the condensed consolidated statements of income (loss). Changes in the fair value of the mortgage loan portfolio are reported in investment related gains (losses) on the condensed consolidated statements of income (loss).

It is our policy to cease to accrue interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2023 and December 31, 2022, we had $420 million and $474 million, respectively, of mortgage loans that were 90 days past due, of which $95 million and $99 million, respectively, were in the process of foreclosure. As of June 30, 2023 and December 31, 2022, $160 million and $221 million of mortgage loans that were 90 days past due were related to Government National Mortgage Association (GNMA) early buyouts that are fully or partially guaranteed and are accruing interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table illustrates our investment funds, including related parties and consolidated VIEs:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Investment funds
Equity	$89	0.6%	$46	0.3%
Hybrid	24	0.1%	32	0.2%
Other	10	0.1%	1	—%
Total investment funds	123	0.8%	79	0.5%
Investment funds – related parties
Strategic origination platforms	43	0.3%	34	0.2%
Strategic insurance platforms	1,315	8.3%	1,259	8.9%
Apollo and other fund investments
Equity	252	1.6%	246	1.8%
Yield	6	—%	5	—%
Other	20	0.1%	25	0.2%
Total investment funds – related parties	1,636	10.3%	1,569	11.1%
Investment funds owned by consolidated VIEs
Strategic origination platforms	5,094	32.1%	4,829	34.2%
Strategic insurance platforms	513	3.2%	529	3.8%
Apollo and other fund investments
Equity	2,887	18.2%	2,640	18.7%
Hybrid	3,582	22.5%	3,112	22.0%
Yield	1,374	8.7%	1,044	7.4%
Other	659	4.2%	326	2.3%
Total investment funds owned by consolidated VIEs	14,109	88.9%	12,480	88.4%
Total investment funds, including related parties and VIEs	$15,868	100.0%	$14,128	100.0%

Overall, the total investment funds, including related parties and consolidated VIEs, were $15.9 billion and $14.1 billion, respectively, as of June 30, 2023 and December 31, 2022. See Note 4 – Investments to the condensed consolidated financial statements for further discussion regarding how we account for our investment funds. Our investment fund portfolio is subject to a number of market-related risks including interest rate risk and equity market risk. Interest rate risk represents the potential for changes in the investment fund’s net asset values resulting from changes in the general level of interest rates. Equity market risk represents potential for changes in the investment fund’s net asset values resulting from changes in equity markets or from other external factors which influence equity markets. These risks expose us to potential volatility in our earnings period-over-period. We actively monitor our exposure to these risks. The increase in investment funds, including related parties and consolidated VIEs, was primarily driven by contributions from third-party investors into AAA, a consolidated VIE, as well as favorable returns in the current year.

Funds Withheld at Interest

Funds withheld at interest represent a receivable for amounts contractually withheld by ceding companies in accordance with modco and funds withheld reinsurance agreements in which we act as the reinsurer. Generally, assets equal to statutory reserves are withheld and legally owned by the ceding company. We hold funds withheld at interest receivables, including those held with VIAC, Lincoln and Jackson. As of June 30, 2023, the majority of the ceding companies holding the assets pursuant to such reinsurance agreements had a financial strength rating of A or better (based on an A.M. Best scale).

The funds withheld at interest is comprised of the host contract and an embedded derivative. We are subject to the investment performance on the withheld assets with the total return directly impacting the host contract and the embedded derivative. Interest accrues at a risk-free rate on the host receivable and is recorded as net investment income in the condensed consolidated statements of income (loss). The embedded derivative in our reinsurance agreements is similar to a total return swap on the income generated by the underlying assets held by the ceding companies. The change in the embedded derivative is recorded in investment related gains (losses) in the condensed consolidated statements of income (loss). Although we do not legally own the underlying investments in the funds withheld at interest, in each instance the ceding company has hired Apollo to manage the withheld assets in accordance with our investment guidelines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the underlying investment composition of the funds withheld at interest, including related parties:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities
US state, municipal and political subdivisions	$252	0.7%	$263	0.6%
Foreign governments	352	1.0%	401	1.0%
Corporate	18,048	49.0%	19,944	46.7%
CLO	3,447	9.3%	3,875	9.1%
ABS	4,156	11.3%	5,977	14.0%
CMBS	959	2.6%	1,122	2.6%
RMBS	837	2.3%	1,138	2.7%
Equity securities	334	0.9%	373	0.9%
Mortgage loans	6,455	17.5%	8,025	18.8%
Investment funds	864	2.3%	1,126	2.6%
Derivative assets	160	0.4%	141	0.3%
Short-term investments	36	0.1%	184	0.4%
Cash and cash equivalents	1,534	4.2%	557	1.3%
Other assets and liabilities	(573)	(1.6)%	(438)	(1.0)%
Total funds withheld at interest, including related parties	$36,861	100.0%	$42,688	100.0%

As of June 30, 2023 and December 31, 2022, we held $36.9 billion and $42.7 billion, respectively, of funds withheld at interest receivables, including related parties. Approximately 95.1% and 94.3% of the fixed maturity securities within the funds withheld at interest are investment grade by NAIC designation as of June 30, 2023 and December 31, 2022, respectively. The decrease in funds withheld at interest, including related parties, was primarily driven by run-off of the underlying blocks of business, partially offset by unrealized gains attributed to credit spread tightening in the current year.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Invested Assets

The following summarizes our net invested assets:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value[1]	Percent of Total	Net Invested Asset Value[1]	Percent of Total
Corporate	$83,663	39.2%	$80,800	41.1%
CLO	21,124	9.9%	19,881	10.1%
Credit	104,787	49.1%	100,681	51.2%
CML	25,053	11.7%	23,750	12.1%
RML	15,178	7.1%	11,147	5.7%
RMBS	7,427	3.5%	7,363	3.7%
CMBS	4,700	2.2%	4,495	2.3%
Real estate	52,358	24.5%	46,755	23.8%
ABS	22,571	10.6%	20,680	10.5%
Alternative investments	12,190	5.7%	12,079	6.1%
State, municipal, political subdivisions and foreign government	2,730	1.3%	2,715	1.4%
Equity securities	1,648	0.8%	1,737	0.9%
Short-term investments	1,336	0.6%	1,930	1.0%
US government and agencies	4,149	1.9%	2,691	1.4%
Other investments	44,624	20.9%	41,832	21.3%
Cash and equivalents	9,947	4.6%	5,481	2.8%
Policy loans and other	1,954	0.9%	1,702	0.9%
Net invested assets	$213,670	100.0%	$196,451	100.0%

[1] See Key Operating and Non-GAAP Measures for the definition of net invested assets.

Our net invested assets were $213.7 billion and $196.5 billion as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, corporate securities included $24.6 billion of private placements, which represented 11.5% of our net invested assets. The increase in net invested assets as of June 30, 2023 from December 31, 2022 was primarily driven by growth from net organic inflows of $26.9 billion in excess of net liability outflows of $13.4 billion, an increase of $1.6 billion in short-term repurchase agreements during the year and reinvestment of earnings.

In managing our business, we utilize net invested assets as presented in the above table. Net invested assets do not correspond to total investments, including related parties, on our condensed consolidated balance sheets, as discussed previously in Key Operating and Non-GAAP Measures. Net invested assets represent the investments that directly back our net reserve liabilities and surplus assets. We believe this view of our portfolio provides a view of the assets for which we have economic exposure. We adjust the presentation for funds withheld and modco transactions to include or exclude the underlying investments based upon the contractual transfer of economic exposure to such underlying investments. We also adjust for VIEs to show the net investment in the funds, which are included in the alternative investments line above as well as adjusting for the allowance for credit losses. Net invested assets include our proportionate share of ACRA investments, based on our economic ownership, but exclude the proportionate share of investments associated with the noncontrolling interest.

Net invested assets is utilized by management to evaluate our investment portfolio. Net invested assets is used in the computation of net investment earned rate, which allows us to analyze the profitability of our investment portfolio. Net invested assets is also used in our risk management processes for asset purchases, product design and underwriting, stress scenarios, liquidity and ALM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Alternative Investments

The following summarizes our net alternative investments:

	June 30, 2023		December 31, 2022
(In millions, except percentages)	Net Invested Asset Value	Percent of Total	Net Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$657	5.4%	$662	5.5%
Redding Ridge	625	5.1%	624	5.2%
NNN Lease	545	4.5%	579	4.8%
MidCap Financial	605	5.0%	604	5.0%
Foundation Home Loans	297	2.4%	302	2.5%
PK AirFinance	248	2.0%	251	2.1%
Aqua Finance	251	2.0%	267	2.2%
Other	215	1.8%	308	2.5%
Total strategic origination platforms	3,443	28.2%	3,597	29.8%
Strategic retirement services platforms
Athora	1,097	9.0%	1,012	8.4%
Catalina	405	3.3%	417	3.4%
FWD	400	3.3%	400	3.3%
Challenger	269	2.2%	294	2.4%
Venerable	214	1.7%	241	2.0%
Other	—	—%	20	0.2%
Total strategic retirement services platforms	2,385	19.5%	2,384	19.7%
Apollo and other fund investments
Equity
Real estate	1,129	9.3%	1,212	10.0%
Traditional private equity	1,131	9.3%	947	7.8%
Other	171	1.4%	189	1.6%
Total equity	2,431	20.0%	2,348	19.4%
Hybrid
Real estate	1,194	9.8%	1,289	10.7%
Other	1,419	11.6%	1,315	10.9%
Total hybrid	2,613	21.4%	2,604	21.6%
Yield	904	7.5%	885	7.3%
Total Apollo and other fund investments	5,948	48.9%	5,837	48.3%
Other	414	3.4%	261	2.2%
Net alternative investments	$12,190	100.0%	$12,079	100.0%

Net alternative investments were $12.2 billion and $12.1 billion as of June 30, 2023 and December 31, 2022, respectively, representing 5.7% and 6.1% of our net invested assets portfolio as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we have contributed approximately 71% of our net alternative investments to AAA and have an ownership percentage in AAA of approximately 75%.

Net alternative investments do not correspond to the total investment funds, including related parties and consolidated VIEs, on our condensed consolidated balance sheets. As discussed above in the net invested assets section, we adjust the US GAAP presentation for funds withheld, modco and VIEs. We include certain equity securities in alternative investments due to their underlying characteristics and equity-like features.

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

Our alternative investment in Athora had a carrying value of $1.1 billion and $1.0 billion as of June 30, 2023 and December 31, 2022, respectively. Our investment in Athora represents our proportionate share of its net asset value, which largely reflects any contributions to and distributions from Athora and changes in its fair value. Athora returned a net investment earned rate of 7.55% and 20.75% for the three months ended June 30, 2023 and 2022, respectively, and 9.61% and 21.34% for the six months ended June 30, 2023 and 2022, respectively. Alternative investment income from Athora was $21 million and $45 million for the three months ended June 30, 2023 and 2022, respectively, and $52 million and $91 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in alternative investment income for both periods was primarily due to a valuation increase in the prior year.

Non-GAAP Measure Reconciliations

The reconciliation of net income (loss) available to AHL common shareholder to spread related earnings is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss) available to Athene Holding Ltd. common shareholder	$396	$(1,740)	$1,117	$(2,790)
Preferred stock dividends	45	35	92	70
Net income (loss) attributable to noncontrolling interests	54	(1,089)	509	(1,970)
Net income (loss)	495	(2,794)	1,718	(4,690)
Income tax expense (benefit)	133	(378)	296	(662)
Income (loss) before income taxes	628	(3,172)	2,014	(5,352)
Investment gains (losses), net of offsets	(563)	(2,841)	(166)	(5,444)
Non-operating change in insurance liabilities and related derivatives	304	290	169	939
Integration, restructuring and other non-operating expenses	(28)	(33)	(57)	(67)
Stock compensation expense	(13)	(13)	(29)	(25)
Preferred stock dividends	45	35	92	70
Noncontrolling interests – pre-tax income (loss) and VIE adjustments	84	(1,065)	519	(1,954)
Less: Total adjustments to income (loss) before income taxes	(171)	(3,627)	528	(6,481)
Spread related earnings	$799	$455	$1,486	$1,129

The reconciliation of total AHL shareholders’ equity to total adjusted AHL common shareholder’s equity is as follows:

(In millions)	June 30, 2023	December 31, 2022
Total AHL shareholders’ equity	$8,701	$7,158
Less: Preferred stock	3,154	3,154
Total AHL common shareholder's equity	5,547	4,004
Less: Accumulated other comprehensive loss	(6,376)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(2,843)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,235)	(2,201)
Total adjusted AHL common shareholder's equity	$17,001	$16,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of debt to capital ratio to adjusted debt to capital ratio is as follows:

(In millions, except percentages)	June 30, 2023	December 31, 2022
Total debt	$3,642	$3,658
Less: Adjustment to arrive at notional debt	242	258
Notional debt	$3,400	$3,400

Total debt	$3,642	$3,658
Total AHL shareholders’ equity	8,701	7,158
Total capitalization	12,343	10,816
Less: Accumulated other comprehensive loss	(6,376)	(7,321)
Less: Accumulated change in fair value of reinsurance assets	(2,843)	(3,127)
Less: Accumulated change in fair value of mortgage loan assets	(2,235)	(2,201)
Less: Adjustment to arrive at notional debt	242	258
Total adjusted capitalization	$23,555	$23,207

Debt to capital ratio	29.5%	33.8%
Accumulated other comprehensive loss	(7.9)%	(10.5)%
Accumulated change in fair value of reinsurance assets	(3.5)%	(4.5)%
Accumulated change in fair value of mortgage loan assets	(2.8)%	(3.2)%
Adjustment to arrive at notional debt	(0.9)%	(0.9)%
Adjusted debt to capital ratio	14.4%	14.7%

The reconciliation of net investment income to net investment earnings and earned rate is as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP net investment income	$2,717	5.17%	$1,726	3.70%	$5,124	4.98%	$3,409	3.71%
Change in fair value of reinsurance assets	37	0.07%	50	0.11%	107	0.10%	270	0.29%
VIE earnings and noncontrolling interest	279	0.53%	91	0.19%	479	0.48%	170	0.19%
Alternative gains (losses)	2	—%	(28)	(0.06)%	(7)	(0.01)%	(10)	(0.01)%
Reinsurance impacts	(69)	(0.13)%	—	—%	(133)	(0.13)%	—	—%
Apollo investment gain	—	—%	—	—%	—	—%	(33)	(0.04)%
ACRA noncontrolling interest	(504)	(0.96)%	(347)	(0.74)%	(952)	(0.93)%	(652)	(0.71)%
Held for trading amortization and other	5	0.01%	(4)	(0.01)%	(8)	(0.01)%	(11)	(0.01)%
Total adjustments to arrive at net investment earnings/earned rate	(250)	(0.48)%	(238)	(0.51)%	(514)	(0.50)%	(266)	(0.29)%
Total net investment earnings/earned rate	$2,467	4.69%	$1,488	3.19%	$4,610	4.48%	$3,143	3.42%

Average net invested assets	$210,209		$186,788		$205,623		$184,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of benefits and expenses to cost of funds is as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
(In millions, except percentages)	Dollar	Rate	Dollar	Rate	Dollar	Rate	Dollar	Rate
US GAAP benefits and expenses	$12,058	22.94%	$4,979	10.66%	$14,732	14.33%	$6,878	7.48%
Premiums	(9,041)	(17.20)%	(5,614)	(12.02)%	(9,137)	(8.89)%	(7,724)	(8.39)%
Product charges	(207)	(0.39)%	(175)	(0.37)%	(405)	(0.39)%	(341)	(0.37)%
Other revenues	(7)	(0.01)%	9	0.02%	(20)	(0.02)%	12	0.01%
FIA option costs	385	0.73%	306	0.65%	750	0.73%	600	0.65%
Reinsurance impacts	(38)	(0.07)%	12	0.03%	(75)	(0.07)%	24	0.02%
Non-operating change in insurance liabilities and embedded derivatives	(1,113)	(2.12)%	1,574	3.38%	(1,986)	(1.93)%	2,654	2.88%
Policy and other operating expenses, excluding policy acquisition expenses	(323)	(0.61)%	(260)	(0.56)%	(633)	(0.62)%	(507)	(0.55)%
AmerUs Closed Block fair value liability	17	0.03%	114	0.24%	(25)	(0.02)%	241	0.26%
ACRA noncontrolling interest	(379)	(0.72)%	(53)	(0.11)%	(666)	(0.65)%	(134)	(0.14)%
Other	85	0.15%	(19)	(0.04)%	137	0.13%	(8)	(0.01)%
Total adjustments to arrive at cost of funds	(10,621)	(20.21)%	(4,106)	(8.78)%	(12,060)	(11.73)%	(5,183)	(5.64)%
Total cost of funds	$1,437	2.73%	$873	1.88%	$2,672	2.60%	$1,695	1.84%

Average net invested assets	$210,209		$186,788		$205,623		$184,034

The reconciliation of policy and other operating expenses to other operating expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2023	2022	2023	2022
US GAAP policy and other operating expenses	$452	$357	$887	$695
Interest expense	(132)	(41)	(247)	(74)
Policy acquisition expenses, net of deferrals	(129)	(97)	(254)	(188)
Integration, restructuring and other non-operating expenses	(28)	(33)	(57)	(67)
Stock compensation expenses	(13)	(13)	(29)	(25)
ACRA noncontrolling interest	(31)	(59)	(48)	(110)
Other changes in policy and other operating expenses	(1)	(5)	(8)	(13)
Total adjustments to arrive at other operating expenses	(334)	(248)	(643)	(477)
Other operating expenses	$118	$109	$244	$218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total investments, including related parties, to net invested assets is as follows:

(In millions)	June 30, 2023	December 31, 2022
Total investments, including related parties	$215,322	$196,448
Derivative assets	(5,114)	(3,309)
Cash and cash equivalents (including restricted cash)	12,804	8,407
Accrued investment income	1,646	1,328
Net receivable (payable) for collateral on derivatives	(2,940)	(1,486)
Reinsurance funds withheld and modified coinsurance	1,046	1,423
VIE and VOE assets, liabilities and noncontrolling interest	13,693	12,747
Unrealized (gains) losses	20,676	22,284
Ceded policy loans	(174)	(179)
Net investment receivables (payables)	(217)	186
Allowance for credit losses	536	471
Other investments	(43)	(10)
Total adjustments to arrive at gross invested assets	41,913	41,862
Gross invested assets	257,235	238,310
ACRA noncontrolling interest	(43,565)	(41,859)
Net invested assets	$213,670	$196,451

The reconciliation of total investment funds, including related parties and VIEs, to net alternative investments within net invested assets is as follows:

(In millions)	June 30, 2023	December 31, 2022
Investment funds, including related parties and VIEs	$15,868	$14,128
Equity securities	472	509
Certain equity securities included in AFS or trading securities	193	225
Investment funds within funds withheld at interest	864	1,126
Royalties	15	15
Net assets of the VIE, excluding investment funds	(3,306)	(2,041)
Unrealized (gains) losses	38	44
ACRA noncontrolling interest	(1,768)	(1,836)
Other assets	(186)	(91)
Total adjustments to arrive at net alternative investments	(3,678)	(2,049)
Net alternative investments	$12,190	$12,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reconciliation of total liabilities to net reserve liabilities is as follows:

(In millions)	June 30, 2023	December 31, 2022
Total liabilities	$256,203	$233,382
Debt	(3,642)	(3,658)
Derivative liabilities	(1,753)	(1,646)
Payables for collateral on derivatives and securities to repurchase	(6,979)	(3,841)
Other liabilities	(1,712)	(1,635)
Liabilities of consolidated VIEs	(1,189)	(815)
Reinsurance impacts	(9,115)	(9,176)
Policy loans ceded	(174)	(179)
Market risk benefit asset	(433)	(481)
ACRA noncontrolling interest	(37,775)	(35,981)
Total adjustments to arrive at net reserve liabilities	(62,772)	(57,412)
Net reserve liabilities	$193,431	$175,970

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

Our investment portfolio is structured to ensure a strong liquidity position over time to permit timely payment of policy and contract benefits without requiring asset sales at inopportune times or at depressed prices. In general, liquid assets include cash and cash equivalents, highly rated corporate bonds, unaffiliated preferred stock and public common stock, all of which generally have liquid markets with a large number of buyers. The carrying value of these assets, excluding assets within modified coinsurance and funds withheld portfolios, as of June 30, 2023 was $105.6 billion. Assets included in modified coinsurance and funds withheld portfolios are available to fund the benefits for the associated obligations but are restricted from other uses. The carrying value of the underlying assets in these modified coinsurance and funds withheld portfolios that we consider liquid as of June 30, 2023 was $19.5 billion. Although our investment portfolio does contain assets that are generally considered illiquid for liquidity monitoring purposes (primarily mortgage loans, policy loans, real estate, investment funds and affiliated common stock), there is some ability to raise cash from these assets if needed. In periods of economic downturn, we may maintain higher cash balances than required to manage our liquidity risk and to take advantage of market dislocations as they arise. On June 30, 2023, we entered into a new Credit Facility, which replaced our previous agreement. The Credit Facility provides access to liquidity with a borrowing capacity of $1.25 billion, subject to being increased up to $1.75 billion in total. The Credit Facility has a commitment termination date of June 30, 2028, subject to up to two one-year extensions, and was undrawn as of June 30, 2023. We entered into a new Liquidity Facility on June 30, 2023, which replaced our previous agreement that was due to expire. The Liquidity Facility has a borrowing capacity of $2.6 billion, subject to being increased up to $3.1 billion in total. The Liquidity Facility has an initial 364-day term, subject to additional 364-day extensions, and was undrawn as of June 30, 2023. We also have access to $2.0 billion of committed repurchase facilities. Our registration statement on Form S-3 ASR (Shelf Registration Statement) provides us access to the capital markets, subject to market conditions and other factors. We are also the counterparty to repurchase agreements with several different financial institutions, pursuant to which we may obtain short-term liquidity, to the extent available. In addition, through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity.

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

Our policyholder obligations are generally long-term in nature. However, policyholders may elect to withdraw some, or all, of their account value in amounts that exceed our estimates and assumptions over the life of an annuity contract. We include provisions within our annuity policies, such as surrender charges and MVAs, which are intended to protect us from early withdrawals. As of June 30, 2023 and December 31, 2022, approximately 79% and 76%, respectively, of our deferred annuity liabilities were subject to penalty upon surrender. In addition, as of June 30, 2023 and December 31, 2022, approximately 62% and 60%, respectively, of policies contained MVAs that may also have the effect of limiting early withdrawals if interest rates increase, but may encourage early withdrawals by effectively subsidizing a portion of surrender charges when interest rates decrease. As of June 30, 2023, approximately 26% of our net reserve liabilities were generally non-surrenderable, including buy-out pension group annuities other than those that can be withdrawn as lump sums, funding agreements and payout annuities, while 58% were subject to penalty upon surrender.

Membership in Federal Home Loan Bank

Through our membership in the FHLB, we are eligible to borrow under variable rate short-term federal funds arrangements to provide additional liquidity. The borrowings must be secured by eligible collateral such as mortgage loans, eligible CMBS or RMBS, government or agency securities and guaranteed loans. As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings under these arrangements.

We have issued funding agreements to the FHLB. These funding agreements were issued in an investment spread strategy, consistent with other investment spread operations. As of June 30, 2023 and December 31, 2022, we had funding agreements outstanding with the FHLB in the aggregate principal amount of $4.8 billion and $3.7 billion, respectively.

The maximum FHLB indebtedness by a member is determined by the amount of collateral pledged and cannot exceed a specified percentage of the member’s total statutory assets dependent on the internal credit rating assigned to the member by the FHLB. As of June 30, 2023, the total maximum borrowing capacity under the FHLB facilities was limited to $58.8 billion. However, our ability to borrow under the facilities is constrained by the availability of assets that qualify as eligible collateral under the facilities and certain other limitations. Considering these limitations, as of June 30, 2023, we had the ability to draw up to an estimated $6.8 billion, inclusive of borrowings then outstanding. This estimate is based on our internal analysis and assumptions, and may not accurately measure collateral which is ultimately acceptable to the FHLB.

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

As of June 30, 2023 and December 31, 2022, the payables for repurchase agreements were $6.3 billion and $4.7 billion, respectively, while the fair value of securities and collateral held by counterparties backing the repurchase agreements was $6.4 billion and $5.0 billion, respectively. As of June 30, 2023, payables for repurchase agreements were comprised of $3.4 billion of short-term and $2.9 billion of long-term repurchase agreements. As of December 31, 2022, payables for repurchase agreements were comprised of $1.9 billion of short-term and $2.9 billion of long-term repurchase agreements.

We have a $1.0 billion committed repurchase facility with BNP Paribas. The facility has an initial commitment period of 12 months and automatically renews for successive 12-month periods until terminated by either party. During the commitment period, we may sell and BNP Paribas is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed discounts in exchange for a commitment fee. As of June 30, 2023, we had no outstanding payables under this facility.

We have a $1.0 billion committed repurchase facility with Societe Generale. The facility has a commitment term of 5 years, however, either party may terminate the facility upon 24-months’ notice, in which case the facility will end upon the earlier of (1) such designated termination date, or (2) July 26, 2026. During the commitment period, we may sell and Societe Generale is required to purchase eligible investment grade corporate bonds pursuant to repurchase transactions at pre-agreed rates in exchange for an ongoing commitment fee for the facility. As of June 30, 2023, we had no outstanding payables under this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Our cash flows were as follows:

	Six months ended June 30,
(In millions)	2023	2022
Net income (loss)	$1,718	$(4,690)
Non-cash revenues and expenses	2,688	9,416
Net cash provided by operating activities	4,406	4,726
Sales, maturities and repayments of investments	13,716	19,642
Purchases of investments	(32,259)	(31,700)
Other investing activities	311	339
Net cash used in investing activities	(18,232)	(11,719)
Inflows on investment-type policies and contracts	21,942	13,925
Withdrawals on investment-type policies and contracts	(6,804)	(4,074)
Other financing activities	2,840	(1,144)
Net cash provided by financing activities	17,978	8,707
Effect of exchange rate changes on cash and cash equivalents	5	(20)
Net increase (decrease) in cash and cash equivalents[1]	$4,157	$1,694

[1] Includes cash and cash equivalents, restricted cash and cash and cash equivalents of consolidated variable interest entities.

Cash flows from operating activities

The primary cash inflows from operating activities include net investment income, annuity considerations and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Our operating activities generated cash flows totaling $4.4 billion and $4.7 billion for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash provided by operating activities was primarily driven by lower cash received from pension group annuity transactions, net of outflows, and an increase in cash paid for policy acquisition and other operating expenses, largely offset by an increase in net investment income.

Cash flows from investing activities

The primary cash inflows from investing activities are the sales, maturities and repayments of investments. The primary cash outflows from investing activities are the purchases and acquisitions of new investments. Our investing activities used cash flows totaling $18.2 billion and $11.7 billion for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used in investing activities was driven by a decrease in the sales, maturities and repayments of investments as well as an increase in the purchases of investments.

Cash flows from financing activities

The primary cash inflows from financing activities are inflows on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, capital contributions, proceeds from borrowing activities and proceeds from the issuance of preferred stock. The primary cash outflows from financing activities are withdrawals on our investment-type policies and contracts, changes of cash collateral posted for derivative transactions, repayments of outstanding borrowings and payment of preferred and common stock dividends. Our financing activities provided cash flows totaling $18.0 billion and $8.7 billion for the six months ended June 30, 2023 and 2022, respectively. The increase in cash provided by financing activities was primarily attributed to higher cash received from retail and flow reinsurance inflows, net of outflows, a favorable change in cash collateral posted for derivative transactions related to the favorable equity market performance in the current year compared to prior year, the payment of less common stock dividends as the prior year included the payment of a $750 million dividend to Apollo declared in December of 2021 and an increase in repurchase agreements compared to prior year. These increases were partially offset by a decrease in cash received from funding agreement inflows, net of outflows, and a decrease in net capital contributions from noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Cash Obligations

The following table summarizes estimated future cash obligations as of June 30, 2023:

	Payments Due by Period
(In millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Interest sensitive contract liabilities	$184,359	$8,213	$38,690	$36,295	$101,161
Future policy benefits	50,284	1,167	5,224	5,318	38,575
Market risk benefits	6,020	—	—	—	6,020
Other policy claims and benefits	129	129	—	—	—
Dividends payable to policyholders	96	2	10	9	75
Debt[1]	5,281	77	306	306	4,592
Securities to repurchase[2]	6,845	3,510	1,394	1,941	—
Total	$253,014	$13,098	$45,624	$43,869	$150,423

[1] The obligations for debt payments include contractual maturities of principal and estimated future interest payments based on the terms of the debt agreements.
[2] The obligations for securities for repurchase payments include contractual maturities of principal and estimated future interest payments based on the terms of the agreements. Future interest payments on floating rate repurchase agreements were calculated using the June 30, 2023 interest rate.

Atlas Securitized Products Holdings LP

In connection with our, Apollo and Credit Suisse AG (CS)’s previously announced transaction, certain subsidiaries of Atlas, which is owned by AAA, acquired certain assets of the CS Securitized Products Group (the Transaction). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, of which $0.4 billion is deferred until February 8, 2026, and $2.9 billion is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of AAM, fourth of AHL and fifth of AARe. AARe and AAM have each issued an assurance letter to CS to guarantee the full amount of $3.3 billion. In exchange for the purchase price, Atlas received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has entered into an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of our guarantees related to the Transaction are not material to the condensed consolidated financial statements.

Holding Company Liquidity

Common Stock Dividends

We intend to pay regular common stock dividends to our parent company of $750 million per year, generally paid at the end of each quarter.

We declared common stock cash dividends of $188 million on May 31, 2023, payable to the holder of AHL’s Class A common shares with a record date of June 13, 2023 and payment date of June 14, 2023. We have paid $562 million in common stock cash dividends for the six months ended June 30, 2023, including payment of the fourth quarter dividend from the prior year in the first quarter of 2023.

We declared and paid common stock cash dividends of $188 million and $375 million for the three months ended June 30, 2022 and the six months ended June 30, 2022, respectively. Additionally, we declared common stock cash dividends of $750 million on December 31, 2021, payable to the holder of AHL’s Class A common shares with a record date and payment date following the completion of the merger with AGM. The dividend was paid on January 4, 2022.

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

Other Sources of Funding

We may seek to secure additional funding at the holding company level by means other than dividends from subsidiaries, such as by drawing on our undrawn $1.25 billion Credit Facility, drawing on our undrawn $2.6 billion Liquidity Facility or by pursuing future issuances of debt or preference shares to third-party investors. Certain other sources of liquidity potentially available at the holding company level are discussed below. Our Credit Facility contains various standard covenants with which we must comply, including maintaining a consolidated debt to capitalization ratio of not greater than 35%, maintaining a minimum consolidated net worth of no less than $14.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the Credit Facility. Our Liquidity Facility also contains various standard covenants with which we must comply, including maintaining an ALRe minimum consolidated net worth of no less than $8.8 billion and restrictions on our ability to incur liens, with certain exceptions. Rates and terms are as defined in the Liquidity Facility.

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

Unsecured Revolving Promissory Note Payable with AGM – AHL has an unsecured revolving promissory note with AGM which allows AHL to borrow funds from AGM. The note has a borrowing capacity of $500 million and maturity date of December 13, 2025, or earlier at AGM’s request. There was no outstanding balance on the note payable as of June 30, 2023.

Intercompany Note – AHL has an unsecured revolving note payable with ALRe, which permits AHL to borrow up to $4.0 billion with a fixed interest rate of 2.29% and a maturity date of December 15, 2028. As of June 30, 2023 and December 31, 2022, the revolving note payable had an outstanding balance of $1.4 billion and $896 million, respectively.

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

ACRA 2 – Similar to ACRA 1, we established ACRA 2 in December 2022 as another long-duration, on-demand capital vehicle. As of June 30, 2023, ACRA 2 had assumed US GAAP reserves of approximately $14 billion. Effective July 1, 2023, ALRe sold 50% of its non-voting, economic interests in ACRA 2 to ADIP 2 for $640 million. ALRe holds all of ACRA 2’s voting interests. ACRA 2 participates in certain transactions by drawing a portion of the required capital for such transactions from third-party investors equal to ADIP 2’s proportionate economic interest in ACRA 2.

These strategic capital solutions allow us the flexibility to simultaneously deploy capital across multiple accretive avenues, while maintaining a strong financial position.

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

The increase (decrease) to future policy benefit reserves from hypothetical changes in discount rates is summarized as follows:

(In millions)	June 30, 2023
+100 bps discount rate	$(3,137)
–100 bps discount rate	3,644

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase (decrease) to the net market risk benefit balance from hypothetical changes in the discount rate is summarized as follows:

(In millions)	June 30, 2023
+100 bps discount rate	$(697)
–100 bps discount rate	875

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

Sensitivities

Interest Rate Risk

We assess interest rate exposure for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was an immediate parallel increase in interest rates of 100 basis points from levels as of June 30, 2023, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.3 billion, net of offsets. If there was a similar parallel increase in interest rates from levels as of December 31, 2022, we estimate a net decrease to our point-in-time income (loss) before income taxes from changes in the fair value of these financial instruments of $2.1 billion, net of offsets. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include derivative instruments, embedded derivatives and certain fixed maturity securities. The sensitivity analysis excludes those financial instruments carried at fair value for which changes in fair value are recognized in equity, such as AFS fixed maturity securities.

Assuming a 25 basis point increase in interest rates persists, the estimated impact to spread related earnings over a 12-month period due to the change in net investment spread from floating rate assets and liabilities would be an increase of approximately $45 – $55 million, and a 25 basis point decrease would generally result in a similar decrease. This is calculated without regard to future changes to assumptions. We are unable to make forward-looking estimates regarding the impact on net income (loss) of changes in interest rates that persist for a period of time as a result of an inability to determine how such changes will affect certain of the items that we characterize as “adjustments to income (loss) before income taxes” in our reconciliation between net income (loss) available to AHL common shareholder and spread related earnings. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measure Reconciliations for the reconciliation of net income (loss) available to AHL common shareholder to spread related earnings. The impact of changing rates on these adjustments is likely to be significant. See above for a discussion regarding the estimated impact on income (loss) before income taxes of an immediate, parallel increase in interest rates of 100 basis points from levels as of June 30, 2023, which discussion encompasses the impact of such an increase on certain of the adjustment items.

The models used to estimate the impact of changes in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any discretionary management action to counteract such a change. Consequently, potential changes in our valuations indicated by these simulations will likely be different from the actual changes experienced under any given interest rate scenarios and these differences may be material. Because we actively manage our assets and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring recognition of credit losses, would generally be realized only if we were required to sell such securities at losses to meet liquidity needs.

Public Equity Risk

We assess public equity market risk for financial assets and liabilities using hypothetical stress tests and exposure analyses. Assuming all other factors are constant, if there was a decline in public equity market prices of 10% as of June 30, 2023, we estimate a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $567 million. As of December 31, 2022, we estimate that a decline in public equity market prices of 10% would cause a net decrease to our pre-tax income from changes in the fair value of these financial instruments of $312 million. The increase in sensitivity to point-in-time pre-tax income from changes in the fair value of these financial instruments in the estimated outcome as of June 30, 2023, when compared to December 31, 2022, is driven by equity market performance during the year, which has resulted in more equity exposure to public equity market price declines. The financial instruments included in the sensitivity analysis are carried at fair value and changes in fair value are recognized in earnings. These financial instruments include public equity investments, derivative instruments and the FIA embedded derivative.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5.    Other Information

During the three months ended June 30, 2023, no director or officer of AHL adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this report, which Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fifteenth Amended and Restated Bye-laws of Athene Holding Ltd., effective July 1, 2023 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 5, 2023).
10.1	Master Framework Agreement, effective as of July 1, 2023, by and between Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd. and Athene Life Re Ltd.
10.2	Shareholders Agreement, effective as of July 1, 2023, by and between Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., Athene Life Re Ltd., and Apollo/Athene Dedicated Investment Program II, L.P.
10.3
Credit Agreement, dated as of June 30, 2023, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation, Athene Annuity Re Ltd., as borrowers, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto.

10.4	Guaranty, dated as of June 30, 2023, among Athene Holding Ltd., Athene Life Re Ltd., Athene USA Corporation, Athene Annuity Re Ltd., as guarantors, and Citibank, N.A., as administrative agent.
10.5
364-Day Credit Agreement, dated as of June 30, 2023, among Athene Holding Ltd. and Athene Life Re Ltd., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto.

10.6	Guaranty, dated as of June 30, 2023, among Athene Life Re Ltd., as guarantor, and Wells Fargo Bank, National Association, as administrative agent.
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHENE HOLDING LTD.

Date: August 7, 2023	/s/ Martin P. Klein
Martin P. Klein
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized signatory)